Form 10-Q
period 1996-03-31
FOAMEX INTERNATIONAL INC
filed 1996-05-09
CIK 912908

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                         Commission file number 0-22624



                            FOAMEX INTERNATIONAL INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)




           Delaware                                    05-0473908
- -------------------------------                  ----------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                   Identification Number)


1000 Columbia Avenue
Linwood, PA                                              19061
- ---------------------                            ----------------------
(Address of principal                                 (Zip Code)
executive offices)


Registrant's telephone number, including area code:  (610) 859-3000
                                                     ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---  ---
The number of shares of the registrant's common stock outstanding as of May 1, 1996 was 25,439,648.


                                  Page 1 of 22
                          Exhibit List on Page 15 of 22

                            FOAMEX INTERNATIONAL INC.

                                      INDEX

                                                                                                                 Page
                                                                                                                 ----
Part I.   Financial Information:

          Item 1.  Financial Statements

             Condensed Consolidated Statements of Operations - Thirteen Week
                Periods Ended March 31, 1996 and April 2, 1995                                                    3

             Condensed Consolidated Balance Sheets as of March 31, 1996 and December 31, 1995                     4

             Condensed Consolidated Statements of Cash Flows - Thirteen Week Periods Ended
                March 31, 1996 and April 2, 1995                                                                  5

             Notes to Condensed Consolidated Financial Statements                                                 6

          Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                    of Operations                                                                                 9

Part II.  Other Information                                                                                      15

          Exhibit List                                                                                           15

          Signatures                                                                                             22

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                                                                    13 Week Periods Ended
                                                                                -------------------------------
                                                                                March 31,               April 2,
                                                                                  1996                    1995
                                                                                ---------              ---------
                                                                              (thousands except per share amounts)

NET SALES                                                                        $318,242               $329,818

COST OF GOODS SOLD                                                                265,472                277,103
                                                                                 --------               --------

GROSS PROFIT                                                                       52,770                 52,715

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                       22,363                 23,912
                                                                                 --------               --------

INCOME FROM OPERATIONS                                                             30,407                 28,803

INTEREST AND DEBT ISSUANCE EXPENSE                                                 19,866                 20,528

OTHER INCOME (EXPENSE), NET                                                          (106)                   284
                                                                                 --------              ---------

INCOME BEFORE PROVISION FOR INCOME TAXES                                           10,435                  8,559

PROVISION FOR INCOME TAXES                                                          4,298                  3,498
                                                                                 --------               --------

NET INCOME                                                                       $  6,137               $  5,061
                                                                                 ========               ========

EARNINGS PER SHARE                                                               $   0.24               $   0.19
                                                                                 =========              ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                      25,950                 26,716
                                                                                 ========               ========













          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                                March 31,           December 31,
ASSETS                                                                             1996                  1995
                                                                               -----------           ----------
CURRENT ASSETS:                                                                              (thousands)
      Cash and cash equivalents                                                $   11,368             $    6,162
      Accounts receivable, net                                                    180,204                166,036
      Inventories                                                                 131,355                130,676
      Other current assets                                                         44,431                 43,992
                                                                               ----------             ----------

          Total current assets                                                    367,358                346,866

PROPERTY, PLANT AND EQUIPMENT, NET                                                321,516                324,274

COST IN EXCESS OF ASSETS ACQUIRED, NET                                            289,754                291,625

DEBT ISSUANCE COSTS, NET                                                           28,990                 29,998

OTHER ASSETS                                                                       18,394                 20,389
                                                                               ----------             ----------

TOTAL ASSETS                                                                   $1,026,012             $1,013,152
                                                                               ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Short-term borrowings                                                    $    4,129             $    2,199
      Current portion of long-term debt                                            11,563                 10,745
      Accounts payable                                                            100,216                108,101
      Accrued interest                                                             26,285                 11,094
      Accrued restructuring charges                                                16,988                 19,303
      Other accrued liabilities                                                    61,630                 56,216
                                                                               ----------             ----------

          Total current liabilities                                               220,811                207,658
                                                                               ----------             ----------

LONG-TERM DEBT                                                                    715,193                719,417
                                                                               ----------             ----------

OTHER LIABILITIES                                                                  49,164                 49,447
                                                                               ----------             ----------

MINORITY INTEREST                                                                   7,549                  7,247
                                                                               ----------             ----------

COMMITMENTS AND CONTINGENCIES                                                           -                      -
                                                                               ----------             ----------

STOCKHOLDERS' EQUITY:
      Preferred Stock, par value $1.00 per share:
          Authorized 5,000,000 shares - none issued
      Common Stock, par value $.01 per share:
          Authorized 50,000,000 shares
          Issued 26,738,348 and 26,715,960
            shares, respectively; Outstanding 25,457,148 and
            25,786,260 shares, respectively                                           267                    267
      Additional paid-in capital                                                   84,180                 84,015
      Retained earnings (accumulated deficit)                                     (30,902)               (37,039)
      Common Stock held in treasury, at cost; 1,281,200 shares at
          March 31, 1996 and 929,700 shares
          at December 31, 1995                                                     (9,625)                (7,167)
      Other                                                                       (10,625)               (10,693)
                                                                               -----------            ----------

          Total stockholders' equity                                               33,295                 29,383
                                                                               ----------             ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $1,026,012             $1,013,152
                                                                               ==========             ==========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)



                                                                                   13 Week Periods Ended
                                                                                ------------------------------
                                                                                March 31,              April 2,
                                                                                   1996                  1995
                                                                               -----------             -------
                                                                                             (thousands)
OPERATING ACTIVITIES:
   Net income                                                                    $ 6,137               $  5,061
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                               10,402                  9,726
      Amortization of debt issuance costs and debt discount                        3,630                  3,222
      Provision for uncollectible accounts                                           315                    312
      Other operating activities                                                     191                    612
      Changes in operating assets and liabilities, net of acquisitions            (4,650)               (11,558)
                                                                                 --------               -------

      Net cash provided by operating activities                                   16,025                  7,375
                                                                                 -------                -------

INVESTING ACTIVITIES:
   Capital expenditures                                                           (5,224)                (9,246)
   Acquisitions, net of cash acquired                                                  -                 (1,140)
   Other investing activities                                                        983                   (479)
                                                                                --------                --------

      Net cash used for investing activities                                      (4,241)               (10,865)
                                                                                ---------               --------

FINANCING ACTIVITIES:
   Net proceeds from (repayments of) short-term borrowings                         1,930                   (333)
   Net repayments of revolving loans                                              (3,466)                (2,704)
   Repayments of long-term debt                                                   (2,552)                (2,728)
   Purchase of treasury stock                                                     (2,458)                     -
   Other financing activities                                                        (32)                   (23)
                                                                                 --------               --------

      Net cash used for financing activities                                      (6,578)                (5,788)
                                                                                  -------                -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               5,206                 (9,278)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   6,162                 49,099
                                                                                --------                -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $11,368                $39,821
                                                                                 =======                =======








          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   Foamex International Inc.'s (the "Company") condensed consolidated balance sheet as of December 31, 1995 has been condensed from the audited consolidated balance sheet at that date. The condensed consolidated balance sheet as of March 31, 1996 and the condensed consolidated statements of operations and cash flows for the thirteen week periods ended March 31, 1996 and April 2, 1995 have been prepared by the Company and have not been audited by the Company's independent accountants. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows have been included.

   In October 1995, the Board of Directors of the Company approved a plan to evaluate the potential reduction of long-term debt with substantially all of the proceeds from the possible sale of the automotive carpet, trim and textile businesses of JPS Automotive (which together comprise the automotive textiles segment and substantially all of the assets of JPS Automotive) and the home comfort products segment of Perfect Fit (which comprises substantially all of the assets of Perfect Fit). The Company is continuing to evaluate the possible sale of these business segments; however, no definitive commitment has been reached. There can be no assurance that the Company will be able to successfully sell these business segments or as to the price or terms of any sale. The consolidated financial statements of the Company do not include any adjustments that might result from any sale.

   Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company's 1995 consolidated financial statements and notes thereto as set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

2. INVENTORIES

   The components of inventories consist of:

                                         March 31,           December 31,
                                             1996                 1995
                                         -----------         ---------
                                                      (thousands)
   Raw materials and supplies             $ 64,898             $  68,848
   Work-in-process                          28,335                27,616
   Finished goods                           38,122                34,212
                                          --------             ---------

      Total                               $131,355              $130,676
                                          ========              ========

3. EARNINGS PER SHARE

   Earnings per share is calculated by dividing net income by the weighted average shares of common stock outstanding. For 1996, common stock equivalents have been included in the weighted average shares of common stock outstanding and amounted to approximately 232,000 shares. For 1995, common stock equivalents have not been included in the weighted average shares of common stock outstanding since the effect would be antidilutive.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


4. ENVIRONMENTAL MATTERS

   The Company has reported to appropriate state authorities that it has found soil and groundwater contamination in excess of state standards at three facilities and soil contamination in excess of state standards at four other facilities. The Company has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. As of March 31, 1996, the Company has environmental accruals of approximately $1.5 million for the remaining potential remediation costs for these facilities based on engineering estimates.

   Federal regulations require that by 1998 all underground storage tanks ("USTs") be removed or upgraded in most states to meet applicable standards. The Company, like many other companies engaged in manufacturing, has USTs that will require removal. Due to the age of many of the Company's approximately twelve storage tanks, leakage has occurred from a few of these USTs resulting in soil and possibly groundwater contamination. The Company has accrued costs of $0.5 million based on engineering estimates that the cost of removing the tanks and remediation costs associated therewith ranges from approximately $0.4 million to $1.1 million. However, the full extent of contamination and, accordingly, the actual cost of such remediation cannot be predicted with any degree of certainty at this time. The Company believes that its USTs do not pose a significant risk of environmental liability because of the Company's monitoring practices for USTs and conditional approval for permanent in-place closure for certain USTs. However, there can be no assurance that such USTs will not result in significant environmental liability in the future. Foamex L.P. has been designated as a Potentially Responsible Party ("PRP") by the United States Environmental Protection Agency (the "EPA") with respect to eleven sites, with an estimated total liability to Foamex L.P. for the eleven sites of less than approximately $0.2 million. Estimates of total cleanup costs and fractional allocations of liability are generally provided by the EPA or the committee of PRP's with respect to the specified site. In each case, the participation of Foamex L.P. is considered to be immaterial.

   As of March 31, 1996, the aggregate environmental liability amounts to $8.7 million, $1.9 million of which is included in current liabilities. In addition, the Company has a receivable of $1.1 million, net of an allowance of approximately $1.0 million relating to potential disagreements regarding the scope of the indemnification, for indemnification of environmental liabilities from former owners of Foamex L.P. and JPS Automotive L.P., $0.6 million of which is included in current assets. The Company believes that realization of the receivables established for indemnification is probable.

   Although it is possible that new information or future developments could require the Company to reassess its potential exposure relating to all pending environmental matters, management believes that, based upon all currently available information, the resolution of such environmental matters will not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated and that may be material.

5. LITIGATION

   As of May 3, 1996, Foamex L.P. and Trace International Holdings Inc. ("Trace Holdings") were two of multiple defendants in actions filed on behalf of approximately 4,400 persons in various United States federal and state courts and one Canadian provincial court by recipients of breast implants, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Five of these cases seek to allege

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


5. LITIGATION (continued)

claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 2,597 residents of Australia, New Zealand, England, and Ireland. During 1995, Foamex L.P. and Trace Holdings were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions final. In addition, two of the cases filed on behalf of 903 foreign plaintiffs were dismissed on the grounds that the cases could not be brought in the United States courts. This decision is subject to appeal. Foamex L.P. believes that the number of suits and claimants may increase. Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from Foamex L.P. or Trace Holdings. Neither Foamex L.P. nor Trace Holdings recommended, authorized or approved the use of its foam for these purposes. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with the general counsel of Trace Holdings, notwithstanding potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either Foamex L.P.'s or Trace Holdings' consolidated financial position or results of operations. In addition, Foamex L.P. is also indemnified by Trace Holdings for any such liabilities relating to foam manufactured prior to capitalization of Foamex L.P. in October 1990. Although Trace Holdings has paid Foamex L.P.'s litigation expenses, pursuant to such indemnification, and management believes Trace Holdings will be in a position to continue to pay such expenses, there can be no assurance that Trace Holdings will be able to provide such indemnification. Based on information available at this time with respect to the potential liability, notwithstanding the indemnification provided by Trace Holdings and the coverage provided by Trace Holdings' and Foamex L.P.'s liability insurance, the Company believes that the proceedings should not ultimately result in any liability that would have a material adverse effect on the financial position or results of operations of the Company. If management's assessment of Foamex L.P.'s liability with respect to these actions is incorrect, such actions could have a material adverse effect on the Company.

   Foamex L.P. is one of multiple defendants in actions alleging bodily injury and diminution in property value as a result of alleged violations of Tennessee hazardous waste regulations at Foamex L.P.'s Morristown, Tennessee facilities. Recticel Foam Corporation ("RFC") has indemnified Foamex L.P. with respect to losses arising from certain events, such as this alleged violation, that had occurred prior to October 2, 1990. Based on information available at this time with respect to the potential liability, after consultation with the general counsel of Trace Holdings, notwithstanding the indemnification provided by RFC, the guaranty of such indemnification by RFC's parent company, Recticel s.a., and the coverage provided by Foamex L.P.'s liability insurance, the Company believes that the proceedings should not ultimately result in any liability that would have a material adverse effect on the financial position or results of operations of the Company. If management's assessment of Foamex L.P.'s liability with respect to these actions is incorrect, such actions could have a material adverse effect on the Company.

   The Company is party to various other lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that the disposition of these lawsuits will not individually or in the aggregate, have a material adverse effect on the financial position or results of operations of the Company. If management's assessment of the Company's liability with respect to these actions is incorrect, such actions could have a material adverse effect on the Company's consolidated financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Foamex International Inc. (the "Company") operates in three business segments: polyurethane foam products, automotive textiles and home comfort products. The foam products segment consists of the Company's largest subsidiary Foamex L.P., together with Foamex L.P.'s wholly-owned subsidiaries, General Felt Industries, Inc., Foamex Fibers, Inc., Foamex Canada Inc. ("Foamex Canada"), and Foamex Latin America, Inc. The automotive textiles segment consists of the operations of JPS Automotive L.P. ("JPS Automotive"). The home comfort products segment consists of the operations of Perfect Fit Industries, Inc. ("Perfect Fit"). The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto of the Company included in this report.

   In October 1995, the Board of Directors of the Company approved a plan to evaluate the potential reduction of long-term debt with substantially all of the proceeds from the possible sale of the automotive carpet, trim and textile businesses of JPS Automotive (which together comprise the automotive textiles segment and substantially all of the assets of JPS Automotive) and the home comfort products segment of Perfect Fit (which comprises substantially all of the assets of Perfect Fit). The Company is continuing to evaluate the possible sale of these business segments; however, no definitive commitment has been reached. There can be no assurance that the Company will be able to successfully sell these business segments or as to the price or terms of any sale. The consolidated financial statements of the Company do not include any adjustments that might result from any sale.

   In October 1995, the Board of Directors of the Company also approved an operational plan to improve the profitability of the Company's foam products segment. The operational plan consists of (i) reducing layers of management through organizational realignment, (ii) the consolidation of thirteen foam production, fabrication or branch locations, (iii) implementing additional procedures to reduce manufacturing costs, including process redesign to eliminate non-value added operations, (iv) reducing selling, general and administrative expenses through cost containment and (v) reducing inventory levels through improved forecasting and the effect of the plant consolidations. The operational plan and other actions are expected to result in estimated annualized savings in excess of $50.0 million, with expected savings in 1996 of approximately $30.0 million of which it is estimated that the Company realized $4.4 million of savings under the operational plan during the first quarter of 1996. The consolidation of the thirteen foam production, fabrication or branch locations (referred to above) and the closure of two manufacturing facilities in the home comfort products segment are collectively referred to herein as the restructuring plan. As of March 31, 1996, the Company has closed twelve locations included in the restructuring plan and it is expected that the restructuring plan will be substantially completed by year end. There can be no assurance that the Company will be able to successfully implement the foregoing.(1)

   The Company's automotive foam and automotive textiles customers are predominantly automotive original equipment manufacturers or other automotive suppliers. As such, the sales of these product lines are directly related to the overall level of passenger car and light truck production in North America. Also, the Company's sales are sensitive to sales of new and existing homes, changes in personal disposable income and seasonality. The Company typically experiences two seasonally slow periods during each year, in early July and in late December, due to scheduled plant shutdowns and holidays.







(1) This paragraph contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth on Page 5 of the Company's 1995 Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


13 Week Period Ended March 31, 1996 Compared to 13 Week Period Ended
April 2, 1995

Consolidated Results of Operations

   Net sales for 1996 were $318.2 million as compared to $329.8 million in 1995. The $11.6 million or 3.5% decrease in net sales was primarily due to a decrease in automotive textiles segment net sales of $12.7 million associated with reductions in the volume of automotive vehicles manufactured and the General Motors Corp. parts supplier labor strike during the first quarter of 1996 offset by an increase in net sales from the home comfort products segment. Net sales of the foam products segment was fairly consistent for 1996 and 1995.

   Gross profit as a percentage of net sales for 1996 increased to 16.6% from 16.0% in 1995 primarily due to improved gross profit margins in the foam products segment offset by reduced gross profit margins in the automotive textiles and home comfort products segments as discussed below.

   Income from operations increased to $30.4 million for 1996 from $28.8 million in 1995 primarily due to an increase in gross profit margins as discussed above and a decrease in selling, general and administrative expenses of $1.6 million for 1996 as compared to 1995. The decrease in selling, general and administrative expenses is associated with reductions in salary, traveling and professional costs.

   Net income increased to $6.1 million or $0.24 per share for 1996 as compared to $5.1 million or $0.19 per share in 1995. The increase is primarily due to (i) the reasons cited above and (ii) a decrease in interest and debt issuance expense of $0.7 million primarily due to favorable results from interest rate swap agreements. The effective income tax rate was fairly consistent at 41.2% for 1996 and 40.9% in 1995.

   Operating results for 1996 are expected to be influenced by various internal and external factors. These factors include, among other things, (i) the implementation of an operational plan to improve the profitability of the foam products segment, (ii) the completion of the consolidation of thirteen foam production, fabrication or branch locations and the closure of two manufacturing facilities in the home comfort products segment, (iii) the potential reduction of long-term debt with substantially all of the proceeds from the possible sale of the automotive textiles and home comfort products segments, (iv) additional raw material price increases, if any, by the Company's chemical suppliers and
(v) the Company's success in passing on to its customers selling price increases to recover previous raw material cost increases.(1)

Foam Products Segment Results of Operations

   Net sales for 1996 were $218.1 million as compared to $218.2 million in 1995. Carpet cushion net sales for 1996 decreased 6.5% to $63.5 million from $67.9 million in 1995 primarily due to reduced net sales volume of certain carpet cushion products. Also, 1995 included net sales associated with a promotional program that was not continued in 1996. Cushioning foam net sales for 1996 increased 7.5% to $81.5 million from $75.8 million in 1995 primarily due to the April 1995 acquisition of a company which manufactures cushioning products, increased net sales volume of bedding related products and increased selling prices. Automotive foam net sales for 1996 decreased 4.6% to $56.0 million from $58.7 million in 1995 primarily due to a reduction of automotive vehicle production in 1996 as compared to 1995. Technical foam net sales for 1996 increased 8.2% to $17.1 million from $15.8 million in 1995 primarily due to increased selling prices and increased net sales volume.

(1) This paragraph contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth on Page 5 of the Company's Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Gross profit as a percentage of net sales increased to 16.5% for 1996 from 15.0% in 1995 primarily due to selling price increases and improved material and production efficiencies.

   Income from operations increased to $22.4 million for 1996 from $19.8 million in 1995 primarily due to improved gross profit margins as discussed above offset by an increase of $0.7 million in selling, general and administrative expenses for 1996 as compared to 1995 primarily due to management realignment under the operational plan.

Automotive Textiles Segment Results of Operations

   Net sales for 1996 decreased 14.5% to $74.9 million from $87.6 million in 1995 primarily due to reduced production of automobile and light truck builds in 1996 as compared to 1995 and the General Motors Corp. parts supplier labor strike during the first quarter of 1996 which is estimated to have decreased net sales by approximately $4.0 million. JPS Automotive's customers are predominantly automotive original equipment manufacturers or other automotive suppliers. As such, the sales of a substantial portion of JPS Automotive's products are directly related to the overall level of passenger car and light truck production in North America. The automotive industry is cyclical in nature and is subject to changes in economic conditions. Consequently, a continued reduction in consumer demand for vehicles will have a continued adverse impact on JPS Automotive.

   Gross profit as a percentage of net sales decreased to 16.7% for 1996 from 18.0% in 1995 primarily due to under utilization of manufacturing capacities as a result of reduced net sales volume.

   Income from operations for 1996 decreased 29.5% to $7.1 million from $10.1 million in 1995 primarily due to the reasons cited above. Selling, general and administrative expenses decreased to $5.4 million for 1996 from $5.7 million in 1995; however, increased as a percentage of sales to 7.2% for 1996 from 6.5% in 1995. These changes were primarily due to the reduction in net sales volume.

Home Comfort Products Segment Results of Operations

   Net sales for 1996 increased 5.0% to $25.2 million from $24.0 million in 1995 primarily due to increased net sales volume of decorative bedding products. Gross profit as a percentage of net sales decreased to 16.9% for 1996 from 17.8% in 1995 primarily due to competitive pricing pressures in the retail industry.

   Income from operations increased to $1.2 million for 1996 from income of $0.8 million in 1995. Selling, general and administrative expenses as a percentage of net sales decreased to 12.0% during 1996 from 14.6% in 1995 primarily due to the elimination of certain benefits for an officer who resigned in February 1996.

Liquidity and Capital Resources

   Liquidity

   The Company's operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures of the operating subsidiaries. The Company believes that cash flow from operating activities, cash on hand and periodic borrowings under its subsidiaries' revolving credit agreements, primarily Foamex L.P. and JPS Automotive, if necessary, will be adequate to meet operating cash requirements. The ability to meet the operating cash requirements of the operating subsidiaries could be impaired if Foamex L.P. or JPS Automotive were to fail to comply with any of the covenants contained in the Foamex L.P. credit facility (the "Foamex L.P. Credit Facility") or the JPS Automotive credit

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


agreement (the "JPS Automotive Credit Agreement") and such noncompliance was not cured by Foamex L.P. or JPS Automotive or waived by the lenders. Foamex L.P. and JPS Automotive were in compliance with the covenants as of March 31, 1996 and expects to be in compliance with the covenants for the foreseeable future. The ability of Foamex L.P. and JPS Automotive to make distributions to the Company is restricted by the terms of their respective financing agreements; therefore, the Company is not expected to have access to the cash flow generated by these operating subsidiaries for the foreseeable future.

   Cash and cash equivalents increased $5.2 million during 1996 to $11.4 million at March 31, 1996 from $6.2 million at December 31, 1995 primarily due to improved operating results offset by capital expenditures, scheduled debt repayments and purchases of treasury stock. Working capital increased $7.3 million during 1996 to $146.5 million at March 31, 1996 from $139.2 million at December 31, 1995. The net operating assets and liabilities (comprised of accounts receivable, inventories and accounts payable) increased $22.7 million to $211.3 million at March 31, 1996 from $188.6 million at December 31, 1995 primarily due to an increase in accounts receivable and a decrease in accounts payable. The increase in accounts receivable was primarily due to an increase in net sales for March 1996 as compared to December 1995. In addition, accrued interest increased approximately $15.2 million primarily due to an interest payment due date in April 1996.

   Cash Flow from Operating Activities

   Cash flow from operating activities was $16.0 million and $7.4 million for 1996 and 1995, respectively. Cash flow from operating activities increased for 1996 as compared to 1995 primarily due to the reduced use of cash by the operating assets and liabilities.

   Cash Flow from Investing Activities

   During 1996, the Company spent approximately $5.2 million on capital expenditures and expects to maintain spending for capital expenditures at this level for the foreseeable future.

   During 1995, the Company made payments of approximately $1.1 million in partial settlement of certain matters contained in the asset purchase agreement in connection with the acquisition of JPS Automotive.

   Cash Flow from Financing Activities

   As of March 31, 1996, there were no outstanding revolving credit borrowings under the Foamex L.P. Credit Facility and $0.9 million outstanding borrowings under the JPS Automotive Credit Agreement with unused availability of approximately $34.5 million and $24.1 million, respectively.

   Borrowings by Foamex Canada as of March 31, 1996 were $4.1 million under a revolving credit agreement with unused availability of approximately $0.3 million.

   Cramerton Automotive Products L.P. ("Cramerton") finances its operations through a $15.0 million revolving line of credit (the "Cramerton Credit Facility"), which is recourse only to Cramerton, and expires in April 1997. Availability under this revolving line of credit is subject to a borrowing calculation and unused availability under this line of credit was $5.0 million as of March 31, 1996.

   During 1996, the Company purchased 351,500 shares of its common stock for an aggregate cost of $2.5 million under programs authorized by the Board of Directors to purchase up to 3.0 million shares of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Interest Rate Swap Agreements

   The Company enters into interest rate swaps to lower funding costs and/or to manage interest costs and exposure to changing interest rates. The Company does not hold or issue financial instruments for trading purposes. Foamex L.P. has an interest rate swap agreement with a notional amount of $150.0 million through June 2000. Under the swap agreement, Foamex L.P. is obligated to make variable payments based on LIBOR in exchange for fixed payments at a rate of 5.81% per annum by the swap partner payable semiannually in arrears. Interest expense will be subject to fluctuations in LIBOR. Foamex L.P. is exposed to credit loss in the event of nonperformance by the swap partner; however, the occurrence of this event is not anticipated.

   Also, Foamex L.P. has an interest rate swap agreement, as amended, for a notional amount of $150.0 million through December 1998. Under this agreement, Foamex L.P. has made variable payments based on LIBOR with a cap of 5.5% and a floor of 4.75% per annum for the six months ended in June 1995 and variable payments based on LIBOR with a floor of 4.75% per annum for the six months ended in December 1995 and is obligated to make fixed payments at a rate of 5.81% per annum, for the remainder of the agreement, in exchange for variable payments by the swap partner at the rate of LIBOR plus 0.80% per annum for the six months ended in June 1995, LIBOR plus 0.72% per annum for the six months ended in December 1995, LIBOR plus 1.89% per annum for the six months ended in June 1996, LIBOR plus 1.83% per annum for the six months ended in December 1996 and 12.34% per annum less LIBOR for the remainder of the term of the agreement, payable semiannually in arrears. The swap partner has the ability to terminate the swap agreement in December 1996. Foamex L.P. is exposed to credit loss in the event of nonperformance by the swap partner; however, the occurrence of this event is not anticipated. Interest expense will be subject to fluctuations in LIBOR. The effect of the two interest rate swaps described above was a favorable adjustment to interest expense of $0.8 million and $0.6 million for 1996 and 1995, respectively.

   JPS Automotive has an interest rate swap agreement, as amended in May 1995, for a notional amount of $150.0 million for five years. Under this swap agreement, JPS Automotive has paid fixed payments at 6.04% on a notional amount of $90.0 million and 7.0% on a notional amount of $60.0 million for the six months ended in June 1995 and is obligated to make variable rate payments based on LIBOR, capped at 8.5% per annum, on $150.0 million notional amount for the remainder of the agreement in exchange for fixed payments at a rate of 6.89% per annum by the swap partner payable semiannually in arrears. The swap partner has the ability to terminate the swap agreement in December 1998. Interest expense will be subject to fluctuations in LIBOR. JPS Automotive is exposed to credit loss in the event of nonperformance by the swap partner; however, the occurrence of this event is not anticipated. During 1996, the effect of the interest rate swap described above was a favorable adjustment to interest expense of $0.4 million. During 1995, the interest rate swap increased interest expense by $0.1 million.

Environmental Matters

   The Company is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with the Company's compliance with such laws and regulations did not have a material adverse effect on operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by the Company in connection with environmental matters as of March 31, 1996 was $8.7 million. In addition, as of March 31, 1996, the Company has receivables of $1.1 million, net of $1.0 million allowance relating to potential disagreements regarding the scope of the indemnification, for indemnification of environmental liabilities from former owners. Although it is possible that new information or future developments could require the Company to reassess its potential exposure to all pending environmental matters, including those described in the footnotes to the Company's condensed consolidated financial statements, management believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated and that may be material.

Inflation and Other Matters

   There was no significant impact on the Company's operations as a result of inflation for the periods presented. In some circumstances, market conditions or customer expectations may prevent the Company from increasing the price of its products to offset the inflationary pressures that may increase its costs in the future.

Part II - Other Information

Item 1.   Legal Proceedings

          Reference is made to the description of the legal proceedings contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

          The information from Notes 4 and 5 of the condensed consolidated financial statements of the Company as of March 31, 1996 (unaudited) is incorporated herein by reference.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:

3.1(a)        - Restated Certificate of Incorporation of the Company.
3.2(a)        - By-laws of the Company.
4.1(b)        - Indenture, dated as of June 3, 1993, among Foamex L.P. and
                FCC, as joint and several obligors, General Felt, as Guarantor, and Shawmut Bank, National Association ("Shawmut"), as trustee, relating to $160,000,000 principal amount of 9 1/2% Senior Secured Notes due 2000, including form of Senior Secured Note.
4.2(a)        - First Supplemental Indenture, dated as of November 18, 1993, among the Company and FCC, as Issuers, General Felt and Perfect Fit, as Guarantors and Shawmut, as trustee, relating to the Senior Secured Notes.
4.3(a)        - Second Supplemental Indenture, dated as of December 14, 1993, among the Company and FCC, as Issuers, the Company, General Felt and Perfect Fit, as Guarantors and Shawmut, as trustee, relating to the Senior Secured Notes.
4.4(b)        - Company Pledge Agreement, dated as of June 3, 1993, by Foamex
                L.P. in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.5(b)        - Company Pledge Agreement, dated as of June 3, 1993, by FCC in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.6(b)        - Subsidiary Pledge Agreement, dated as of June 3, 1993, by
                General Felt in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.7(b)        - Company Security Agreement, dated as of June 3, 1993, by
                Foamex L.P. and FCC in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.8(b)        - Subsidiary Security Agreement, dated as of June 3, 1993, by
                General Felt in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.

4.9(b)        - Collateral Assignment of Patents and Trademarks, dated as of
                June 3, 1993, by Foamex L.P. in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.10(b)       - Collateral Assignment of Patents and Trademarks, dated as of
                June 3, 1993, by FCC in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.11(b)       - Collateral Assignment of Patents and Trademarks, dated as of
                June 3, 1993, by General Felt in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.12(a)       - Pledge Agreement of Perfect Fit, dated November 18, 1993, in connection with the Senior Secured Notes.
4.13(c)       - Indenture, dated as of October 13, 1992, among Foamex L.P.,
                FCC, and The Connecticut National Bank, as trustee, relating to $150,000,000 principal amount of 11 1/4% Senior Notes due 2002, including form of Senior Note.
4.14(d)       - First Supplemental Indenture, dated as of March 23, 1993, among Foamex L.P. and FCC, as joint and several obligors, General Felt, as Guarantor, and Shawmut Bank Connecticut, National Association (formerly The Connecticut National Bank) ("Shawmut Connecticut"), as trustee, relating to the Senior Notes.
4.15(a)       - Second Supplemental Indenture, dated as of November 18, 1993, among Foamex L.P. and FCC, as Issuers, General Felt and Perfect Fit, as Guarantors, and Shawmut Connecticut, as trustee, relating to the Senior Notes.
4.16(a)       - Third Supplemental Indenture, dated as of December 14, 1993, among Foamex L.P. and FCC, as Issuers, the Company, General Felt and Perfect Fit, as Guarantors, and Shawmut Connecticut, as trustee, relating to the Senior Notes.
4.17(m)       - Fourth Supplemental Indenture, dated as of October 31, 1994, among Foamex L.P. and FCC as Issuers, the Company as Parent Guarantor, General Felt and Perfect Fit as Guarantors, and Shawmut Connecticut, as Trustee, relating to the Senior Notes.
4.18(c)       - Indenture, dated as of October 13, 1992, among Foamex L.P.,
                FCC and Shawmut, as trustee, relating to $126,000,000 principal amount of 11 7/8% Senior Subordinated Debentures due 2004, including form of Senior Subordinated Debenture.
4.19(d)       - First Supplemental Indenture, dated as of March 23, 1993, among Foamex L.P. and FCC, as joint and several obligors, General Felt, as Guarantor, and Shawmut, as trustee, relating to the Senior Subordinated Debentures.
4.20(a)       - Second Supplemental Indenture, dated as of November 18, 1993, among Foamex L.P. and FCC, as Issuers, General Felt and Perfect Fit, as Guarantors, and Shawmut, as trustee, relating to the Senior Subordinated Debentures.
4.21(b)       - Third Supplemental Indenture, dated as of December 14, 1993, among Foamex L.P. and FCC, as Issuers, the Company, General Felt and Perfect Fit, as Guarantors, and Shawmut, as trustee, relating to the Senior Subordinated Debentures.
4.22(i)       - Indenture, dated as of June 28, 1994, among FJPS and FJCC, as
                Issuers, Trace Holdings, as guarantor, and Shawmut Connecticut, as trustee, relating to $116,745,000 principal amount of Senior Secured Discount Debentures due 2004, including form of Senior Secured Discount Debenture.
4.23(m)       - Pledge Agreement, dated as of June 28, 1994, made by FJPS in favor of Shawmut, as collateral agent for the holders of the Senior Secured Discount Debentures.
4.24(i)       - Senior Note, dated June 28, 1994, in the aggregate principal amount of $87,943,103.14 due July 1, 2006, executed by FJPS to Foamex L.P.
4.25(m)       - Pledge Agreement, dated as of June 28, 1994, among FJPS in favor of Foamex L.P. to secure its obligations under its Senior Note due 2006.
4.26(m)       - Pledge Agreement, dated as of June 28, 1994, made by JPS
                Automotive L.P. in favor of Foamex L.P. to secure FJPS's obligations under its Senior Note due 2006.
4.27(g)       - Indenture, between Products Corp. and Shawmut Connecticut, as
                Trustee, relating to $180,000,000 principal amount of 11 1/8% Senior Notes due 2001 (the "JPS Automotive Senior Notes"), including form of the JPS Automotive Senior Note.

4.28(j)       - First Supplemental Indenture, dated as of October 5, 1994, between Products Corp., JPS Automotive L.P., and Shawmut Connecticut, as Trustee, relating to the JPS Automotive Senior Notes due 2001.
4.29(q)       - Commitment letter, dated July 18, 1995, from The Bank of Nova
                Scotia to Foamex Canada Inc.
4.30(i)       - Second Amended and Restated Credit Agreement, dated as of June
                28, 1994, among Foamex L.P., General Felt, Perfect Fit, Trace Foam, FMXI, Citibank, N.A., The Bank of Nova Scotia, the institutions from time to time parties thereto as lenders, the institutions parties thereto as issuing banks and Citibank, N.A. and The Bank of Nova Scotia, as Administrative Agents (the "Credit Agreement").
4.31(m)       - First Amendment to Second Amended and Restated Credit
                Agreement of Foamex L.P., dated as of August 19, 1994.
4.32(m)       - Second Amendment to Second Amended and Restated Credit
                Agreement of Foamex L.P., dated as of November 11, 1994.
4.33(m)       - Third Amendment to Second Amended and Restated Credit
                Agreement of Foamex L.P., dated as of February 8, 1995.
4.34(q)       - Fourth Amendment to Second Amended and Restated Credit
                Agreement of Foamex L.P., dated as of June 30, 1995.
4.35(t)       - Fifth Amendment to Second Amended and Restated Credit
                Agreement of Foamex L.P., dated February 27, 1996.
4.37(t)       - Letter of Consent to Waiver to the Second Amended and Restated
                Foamex L.P. Credit Agreement, dated December 31, 1995.
4.38(t)       - Letter of Consent to Waiver to the Second Amended and Restated
                Foamex L.P. Credit Agreement, dated January 25, 1996.
4.39(a)       - Guaranties, dated November 18, 1993, executed by each of
                Foamex L.P., General Felt, and Perfect Fit, as guarantor, respectively, in favor of Citibank, N.A., as Administrative Agent, for the ratable benefit of the lenders and the issuing banks, guaranteeing the obligations of one another under the Credit Agreement.
4.40(a)       - Guaranty, dated November 18, 1993, executed by FCC in favor of
                Citibank, N.A., as Administrative Agent, for the ratable benefit of the lenders and the issuing banks, guaranteeing the obligations of Foamex L.P., General Felt, and Perfect Fit under the Credit Agreement.
4.41(i)       - Amended and Restated Guaranty, dated as of June 28, 1994, executed by the Company in favor of Citibank, N.A. and The Bank of Nova Scotia, as Administrative Agents, for the ratable benefit of the lenders and the issuing banks under the Credit Agreement.
4.42(t)       - First Amendment to Amended and Restated Guaranty, dated June
                30, 1995, executed by the Company in favor of Citibank, N.A. and The Bank of Nova Scotia, as Administrative Agents, for the ratable benefit of the lenders and the issuing banks under the Credit Agreement.
4.43(t)       - Second Amendment to Amended and Restated Guaranty, dated
                February 27, 1996, executed by the Company in favor of Citibank, N.A. and The Bank of Nova Scotia, as Administrative Agents, for the ratable benefit of the lenders and the issuing banks under the Credit Agreement.
4.44(a)       - Security Agreements, dated November 18, 1993, executed by each of Foamex L.P., General Felt, Perfect Fit, and FCC, respectively, and Citibank N.A., as Administrative Agent for the lenders and the issuing banks under the Credit Agreement.
4.45(i)       - Amendatory Agreement, dated as of June 28, 1994, among Foamex
                L.P., General Felt, Perfect Fit, FCC, and Citibank, N.A., as collateral agent under the Credit Agreement.
4.46(a)       - Intercreditor Agreement, dated as of November 18, 1993, by and between Citibank, N.A., as Administrative Agent under the Credit Agreement and Shawmut, as trustee under the Foamex L.P. Senior Secured Note Indenture.
4.47(j)       - Amended and Restated Credit Agreement, dated October 5, 1994, by and among, Products Corp., JPS Automotive, JPSGP Inc., the institutions party thereto as Lenders, the institutions party thereto as Issuing Banks, and Citibank, N.A. and The Bank of Nova Scotia.
4.48(m)       - First Amendment to the Amended and Restated Credit Agreement
                of JPS Automotive, dated as of November 11, 1994.

4.49(m)       - Second Amendment to the Amended and Restated Credit Agreement
                of JPS Automotive, dated as of February 8, 1995.
4.50(s)       - Third Amendment to the Amended and Restated Credit Agreement
                of JPS Automotive, dated as of February 27, 1996.
4.51(a)       - Subordinated Promissory Note, dated as of May 6, 1993, in the original principal amount of $7,014,864 executed by Foamex L.P. to Rallis.
4.52(a)       - Marely Loan Commitment Agreement, dated as of December 14,
                1993, by and between the Company and Marely.
4.53(a)       - DLJ Loan Commitment Agreement, dated as of December 14, 1993, by and between the Company and DLJ Funding.
4.54(q)       - Promissory Note, dated July 7, 1995, in the aggregate
                principal amount of $4,372,516 executed by Trace Holdings to Foamex L.P.
4.55(t)       - Promissory Note, dated December 8, 1995, in the aggregate principal amount of $2,000,000 executed by the Company to Foamex L.P.
10.1(a)       - Registration Rights Agreement, dated as of December 14, 1993, by and among the Company and GBNY and, for certain limited purposes as set forth therein, Trace Holdings and Trace Foam.
10.2(a)       - Registration Rights Agreement, dated as of December 14, 1993, by and among the Company and RFC and, for certain limited purposes as set forth therein, Trace Holdings and Trace Foam.
10.3(a)       - Registration Rights Agreement, dated as of December 14, 1993, by and between the Company and Rallis.
10.4(a)       - Registration Rights Agreement, dated as of December 14, 1993, by and among the Company and DLJ Funding and, for certain limited purposes as set forth therein, Trace Holdings and Trace Foam.
10.5(a)       - Registration Rights Agreement, dated as of December 14, 1993, by and between the Company and FCD Sub, Inc.
10.6(a)       - Registration Rights Agreement, dated as of December 14, 1993, by and among the Company and Marely and, for certain limited purposes as set forth therein, Trace Holdings and Trace Foam.
10.7(a)       - Registration Rights Agreement, dated as of December 14, 1993, by and between the Company and Trace Foam.
10.8(a)       - Registration Rights Agreement, dated as of December 14, 1993, by and between the Company and Trace Holdings.
10.9(a)       - Registration Rights Agreement, dated as of November 18, 1993, by and among the Company and the Investors which are signatories thereto.
10.10(i)      - Warrant Registration Rights Agreement, dated as of June 28,
                1994, by and among the Company, DLJ and Smith Barney Inc.
10.11(i)      - Senior Secured Discount Debenture Registration Rights
                Agreement, dated as of June 28, 1994, among FJPS, FJCC, Holdings, DLJ, and Smith Barney Inc.
10.12(h)      - Warrant Agreement, dated as of June 28, 1994, between the
                Company and Shawmut Bank.
10.13(b)      - Interest Rate and Currency Exchange Agreement, dated as of
                June 14, 1993, among Foamex L.P., FCC, and Salomon Brothers Holdings Company Inc ("Salomon Holdings").
10.14(m)      - Swap Agreement, dated as of March 31, 1994, and amended in
                November 1994, by and between Foamex L.P., and Citibank, N.A.
10.15(t)      - Amended Confirmation Letter Agreement, dated as of February 2,
                1996, by and between Foamex L.P. and Citibank, N.A.
10.16(b)      - Revised Swap Transaction Letter Agreement, dated as of June
                10, 1993, among Foamex L.P., FCC and Salomon Holdings.
10.17(g)      - Swap Agreement, dated as of June 30, 1994, by and between JPS
                Automotive and Citibank, N.A.
10.18(p)      - Revised Swap Transaction Letter Agreement, dated May 11, 1995, among JPS Automotive Products Corporation, JPS Automotive, and Citibank, N.A.
10.19(d)      - Reimbursement Agreement, dated as of March 23, 1993, between
                Trace Holdings and General Felt.

10.20(d)      - Shareholder Agreement, dated December 31, 1992, among
                Recticel, s.a., Recticel Holding Noord B.V., Foamex L.P., Beamech Group Limited, LME-Beamech, Inc., James Brian Blackell, and Prefoam AG relating to foam technology sharing arrangement.
10.21(e)      - Asset Transfer Agreement, dated as of October 2, 1990, between
                Trace Holdings and the Foamex L.P. (the "Trace Holdings Asset Transfer Agreement").
10.22(e)      - First Amendment, dated as of December 19, 1991, to the Trace
                Holdings Asset Transfer Agreement.
10.23(e)      - Amended and Restated Guaranty, dated as of December 19, 1991, made by Trace Foam in favor of Foamex L.P.
10.24(e)      - Asset Transfer Agreement, dated as of October 2, 1990, between
                RFC and Foamex L.P. (the "RFC Asset Transfer Agreement").
10.25(e)      - First Amendment, dated as of December 19, 1991, to the RFC
                Asset Transfer Agreement.
10.26(e)      - Schedule 5.03 to the RFC Asset Transfer Agreement (the "5.03
                Protocol").
10.27(d)      - The 5.03 Protocol Assumption Agreement, dated as of October
                13, 1992, between RFC and Foamex L.P.
10.28(d)      - Letter Agreement between Trace Holdings and Recticel regarding the Recticel guaranty, dated as of July 22, 1992.
10.29(e)      - Supply Agreement between Recticel s.a., formerly known as
                Gechem s.a., and Foamex L.P., dated as of August 1, 1991.
10.30(i)      - Supply Agreement, dated June 28, 1994, between Foamex L.P. and the Company.
10.31(i)      - First Amended and Restated Tax Sharing Agreement, dated as of
                December 14, 1993, among Foamex L.P., Trace Foam, FMXI, and the Company.
10.32(i)      - Tax Sharing Agreement, dated as of June 28, 1994, among FJPS and the Company.
10.33(d)      - Trace Foam Management Agreement between Foamex L.P. and Trace
                Foam, dated as of October 13, 1992.
10.34(i)      - Affirmation Agreement re: Management Agreement, dated as of
                December 14, 1993 between Foamex L.P. and Trace Foam.
10.35(r)      - Aircraft Purchase Agreement, dated as of August 22, 1995, by and between Trace Aviation and Foamex Aviation.
10.36(r)      - Aircraft Sale, Lease and Operating Agreement, dated as of
                August 22, 1995, by and between Trace Aviation and Trace
                Holdings.
10.37(r)      - Assumption/Aircraft Security Agreement, dated as of August 22,
                1995, by and between Foamex Aviation and the CIT Group/Equipment Financing, Inc. ("CIT Group").
10.38(r)      - Collateral Assignment of Aircraft Leases and Aircraft Use
                Agreements, dated as of August 22, 1995, by and between Foamex Aviation and CIT Group.
10.39(r)      - Guaranty by the Company in favor of CIT Group, dated as of
                August 22, 1995.
10.40(r)      - Aviation Guaranty Indemnity Agreement, dated as of August 22,
                1995, by and between the Company and Trace Holdings.
10.41(e)      - Salaried Incentive Plan of Foamex L.P. and Subsidiaries.
10.42(e)      - Trace Holdings 1987 Nonqualified Stock Option Plan.
10.43(e)      - Equity Growth Participation Program.
10.44(m)      - General Felt Industries, Inc. Retirement Plan for Salaried
                Employees, effective as of January 1, 1995.
10.45(e)      - Foamex L.P. Salaried Retirement Plan (formerly known as the
                Foamex L.P. Products, Inc. Salaried Employee Retirement Plan), as amended, effective July 1, 1984.
10.46(e)      - Foamex L.P. 401(k) Savings Plan dated January 1, 1989.
10.47(q)      - Foamex/GFI 401(k) Savings Plan dated July 1, 1995.
10.48(a)      - The Company's 1993 Stock Option Plan.
10.49(a)      - The Company's Non-Employee Director Compensation Plan.
10.50(s)      - Hourly Employees' Pension Plan of JPS Automotive Products Corp.
10.51(s)      - Retirement Pension Plan for Employees of JPS Automotive L.P.
10.52(p)      - Savings, Investment and Profit Sharing Plan of JPS Automotive
                L.P., dated October 6, 1994.

10.53(p)      - First Amendment to Savings, Investment and Profit Sharing Plan
                of JPS Automotive L.P., dated July 26, 1995.
10.54(a)      - Employment Agreement, dated as of May 6, 1993, by and between
                Foamex L.P. and Rallis.
10.55(f)      - Employment Agreement, dated as of February 1, 1994, by and between Foamex L.P. and William H. Bundy.
10.56(t)      - Employment Agreement, dated as of June 26, 1995, by and
                between Foamex L.P. and Salvatore J. Bonanno
10.57(j)      - Employment Agreement, dated as of July 22, 1994, by and among the Company, JPS Automotive, and Jerry Burns.
10.58(n)      - Employment Agreement, dated as of August 4, 1994, by and between the Company, JPS Automotive, and Robert Sparks.
10.59(s)      - Employment Agreement, dated as of September 1, 1995 by and between JPS Automotive and Dean Gaskins.
10.60(o)      - Bonus Agreement, dated as of May 7, 1993, between the Company and Robert Hay.
10.61(a)      - Amended and Restated Put Option Agreement, dated as of
                December 14, 1993, by and between Trace Holdings and Rallis.
10.62(f)      - Stock Purchase Agreement, dated as of December 23, 1993, by and between Transformacion de Espumas y Fieltros, S. A., the stockholders which are parties thereto, and Foamex L.P.
10.63(g)      - Asset Purchase Agreement, dated as of May 25, 1994, by and among JPS Automotive, JPS Textile Group, Inc., the Company, JPS Auto Inc., and JPS Converter & Industrial Corp. ("C&I").
10.64(g)      - Services Agreement, by and between JPS Automotive and the
                Company.
10.65(g)      - Dunean Reciprocal Easement Agreement, by and between JPS
                Automotive and C&I.
10.66(g)      - Supply Agreement, by and among the Company and certain of its affiliates and JPS Automotive.
10.67(g)      - Tax Sharing Agreement, by and among JPS Automotive and its partners.
10.68(g)      - Financing Agreement, dated as June 4, 1993, by and between
                Nationsbank of North Carolina, N.A. and Cramerton, as amended by the First Amendment and Correction of Financing Agreement, dated as of April 28, 1994.
10.69(n)      - Second Amendment and Correction of Financing Agreement, dated as of December 28, 1994, by and between Nationsbank of North Carolina, N.A. and Cramerton.
10.70(s)      - Third Amendment to Financing Agreement, dated December 12,
                1995, by and between Nationsbank of North Carolina, N.A. and Cramerton.
10.71(g)      - Amended and Restated Agreement of Limited Partnership of
                Cramerton Automotive Products, L.P., dated as of December 2,
                1991.
10.72(m)      - First Amendment to Amended and Restated Agreement of Limited
                Partnership of Cramerton Automotive Products, L.P., dated as of June 28, 1994.
10.73(m)      - Second Amendment to Amended and Restated Agreement of Limited
                Partnership of Cramerton Automotive Products, L.P., dated as of October 5, 1994.
10.74(g)      - Stockholders' Agreement, dated as of December 2, 1991, by and among Cramerton Management Corp., JPS Group, and Seiren Co., Ltd. (the "Stockholders' Agreement").
10.75(m)      - First Amendment to Stockholders' Agreement, dated as of June
                28, 1994.
- ------------

          (a) Incorporated herein by reference to the Exhibit to the Company's Registration Statement on Form S-1, Registration No. 33-69606.

          (b) Incorporated herein by reference to the Exhibit to the Registration Statement of Foamex L.P. and FCC on Form S-4, Registration No. 33-65158.

          (c) Incorporated herein by reference to the Exhibit to the Registration Statement of Foamex L.P., FCC and General Felt on Form S-1, Registration Nos. 33-60888, 33-60888-01, and
               33-60888-02.

          (d) Incorporated herein by reference to the Exhibit to the Form 10-K Statement of Foamex L.P. and FCC for fiscal 1992.

          (e) Incorporated herein by reference to the Exhibit to the Registration Statement of Foamex L.P. and FCC on Form S-1, Registration Nos. 33-49976 and 33-49976-01.

          (f) Incorporated herein by reference to the Exhibit to the Form 10-K of the Company for fiscal 1993.

          (g) Incorporated herein by reference to the Exhibit to JPS Automotive's Registration Statement on Form S-1, Registration No. 33-75510.

          (h) Incorporated by reference to the Exhibit to the Form 10-Q of the Company for the quarterly period ended July 3, 1994.

          (i) Incorporated herein by reference to the Exhibit to the Registration Statement of FJPS, FJCC, and the Company on Form S-4, Registration No. 33-82028.

          (j) Incorporated herein by reference to the Exhibit to the quarterly report on Form 10-Q of JPS Automotive L.P. and JPS Automotive Products Corp. for the fiscal quarter ended October 2, 1994.

          (k) Incorporated herein by reference to the Exhibit to the quarterly report on Form 10-Q of Foamex L.P. and FCC, and General Felt for the fiscal quarter ended October 2, 1994.

          (l) Incorporated herein by reference to the Exhibit in the Registration Statement of the Company on Form S-3, Registration No. 33-85488.

          (m) Incorporated herein by reference to the Exhibit to the Form 10-K of the Company for fiscal 1994.

          (n) Incorporated herein by reference to the Exhibit to the Form 10-K of JPS Automotive for fiscal 1994.

          (o) Incorporated herein by reference to the Exhibit to the Form 10-K of Foamex L.P. for fiscal 1994.

          (p) Incorporated herein by reference to the Exhibit to the Form 10-Q of JPS Automotive for the quarterly period ended July 2, 1995.

          (q) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex L.P. for the quarterly period ended July 2, 1995.

          (r) Incorporated herein by reference to the Exhibit to the Form 10-Q of the Company for the quarterly period ended October 1, 1995.

          (s) Incorporated herein by reference to the Exhibit to the Form 10-K of JPS Automotive for fiscal 1995.

          (t) Incorporated herein by reference to the Exhibit to the Form 10-K of Foamex L.P. for fiscal 1995.

          Certain instruments defining the rights of security holders have been excluded herefrom in accordance with Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

          (b)  The Company filed the following Current Reports on Form 8-K:

               None.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FOAMEX INTERNATIONAL INC.


Date:     May 9, 1996                  By:     /s/ Kenneth R. Fuette
                                            ------------------------
                                            Kenneth R. Fuette
                                            Chief Financial Officer and
                                            Chief Accounting Officer