Form 10-Q
period 1996-06-30
FOAMEX INTERNATIONAL INC
filed 1996-08-19
CIK 912908

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ___________________

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                         Commission file number 0-22624



                            FOAMEX INTERNATIONAL INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




          Delaware                                       05-0473908
- -------------------------------                     ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification Number)


1000 Columbia Avenue
Linwood, PA                                                19061
- -------------------------------                     ----------------------
(Address of principal                                    (Zip Code)
executive offices)


Registrant's telephone number, including area code:  (610) 859-3000
                                                    -----------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES _ X_    NO ___

The number of shares of the registrant's common stock outstanding as of August 1, 1996 was 25,249,321.


                                  Page 1 of 26
                          Exhibit List on Page 18 of 26

                            FOAMEX INTERNATIONAL INC.

                                      INDEX

                                                                           Page
                                                                           ----
Part I.  Financial Information:

         Item 1. Financial Statements

           Condensed Consolidated Statements of Operations - Thirteen Week
                 and Twenty-Six Week Periods Ended June 30, 1996 and
                 July 2, 1995                                                 3

           Condensed Consolidated Balance Sheets as of June 30, 1996 and
                 December 31, 1995                                            4

           Condensed Consolidated Statements of Cash Flows - Twenty-Six
                 Week Periods Ended June 30, 1996 and July 2, 1995            5

           Notes to Condensed Consolidated Financial Statements               6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         11

Part II. Other Information                                                   18

         Exhibit List                                                        18

         Signatures                                                          26

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                     13 Week Periods Ended       26 Week Periods Ended
                                                    -----------------------      -----------------------
                                                    June 30,        July 2,      June 30,        July 2,
                                                      1996           1995          1996           1995
                                                    --------       --------      --------      ---------
                                                              (thousands except per share data)
NET SALES                                           $322,533       $295,441      $616,307      $602,363

COST OF GOODS SOLD                                   270,466        247,371       515,720       505,851
                                                    --------       --------      --------      --------
GROSS PROFIT                                          52,067         48,070       100,587        96,512

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                            19,554         21,755        38,891        42,147
                                                    --------       --------      --------      --------
INCOME FROM OPERATIONS                                32,513         26,315        61,696        54,365

INTEREST AND DEBT ISSUANCE EXPENSE                    18,470         19,278        37,142        38,623

OTHER INCOME (EXPENSE), NET                               21            358           (85)          642
                                                    --------       --------      --------      --------
INCOME FROM CONTINUING OPERATIONS
   BEFORE PROVISION FOR INCOME TAXES                  14,064          7,395        24,469        16,384

PROVISION FOR INCOME TAXES                             5,626          3,132         9,963         6,589
                                                    --------       --------      --------      --------
INCOME FROM CONTINUING OPERATIONS                      8,438          4,263        14,506         9,795
                                                    --------       --------      --------      --------
DISCONTINUED OPERATIONS:

OPERATING LOSS FROM DISCONTINUED
   OPERATIONS, NET OF INCOME TAX
   BENEFITS                                             (848)          (340)         (779)         (811)

LOSS ON DISPOSAL OF DISCONTINUED
   OPERATIONS                                        (39,297)             -       (39,297)            -
                                                    --------       --------      --------      --------
LOSS FROM DISCONTINUED OPERATIONS                    (40,145)          (340)      (40,076)         (811)
                                                    --------       --------      --------      --------
NET INCOME (LOSS)                                   $(31,707)      $  3,923      $(25,570)     $  8,984
                                                    ========       ========      ========      ========
EARNINGS (LOSS) PER SHARE:

INCOME FROM CONTINUING OPERATIONS                   $   0.33       $   0.16      $   0.56      $   0.37

LOSS FROM DISCONTINUED OPERATIONS                      (1.57)         (0.01)        (1.55)        (0.03)
                                                    --------       --------      --------      --------
EARNINGS (LOSS) PER SHARE                           $  (1.24)      $   0.15      $  (0.99)     $   0.34
                                                    ========       ========      ========      ========
WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                              25,619         26,708        25,784        26,712
                                                    ========       ========      ========       =======

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                      June 30,      December 31,
ASSETS                                                  1996            1995
                                                      --------      -----------
CURRENT ASSETS:                                              (thousands)
      Cash and cash equivalents                       $  3,566       $    6,162
      Accounts receivable, net                         182,146          151,540
      Inventories                                      101,560          114,100
      Other current assets                              43,533           43,887
                                                      --------       ----------
          Total current assets                         330,805          315,689

PROPERTY, PLANT AND EQUIPMENT, NET                     299,417          303,563

COST IN EXCESS OF ASSETS ACQUIRED, NET                 247,753          251,292

DEBT ISSUANCE COSTS, NET                                28,173           29,998

NET ASSETS OF DISCONTINUED OPERATIONS                   44,017           85,237

OTHER ASSETS                                            15,145           18,176
                                                      --------       ----------
TOTAL ASSETS                                          $965,310       $1,003,955
                                                      ========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
      Short-term borrowings                           $  4,175       $    2,199
      Current portion of long-term debt                 12,396           10,745
      Accounts payable                                  93,965          101,658
      Accrued interest                                  10,595           11,094
      Accrued restructuring charges                     13,016           18,732
      Other accrued liabilities                         64,105           54,033
                                                      --------       ----------
          Total current liabilities                    198,252          198,461
                                                      --------       ----------
LONG-TERM DEBT                                         711,261          719,417
                                                      --------       ----------
OTHER LIABILITIES                                       48,848           49,447
                                                      --------       ----------
MINORITY INTEREST                                        7,819            7,247
                                                      --------       ----------
COMMITMENTS AND CONTINGENCIES                                -                -
                                                      --------       ----------
STOCKHOLDERS' EQUITY (DEFICIT):
      Preferred Stock, par value $1.00 per share:
        Authorized 5,000,000 shares - none issued
      Common Stock, par value $.01 per share:
        Authorized 50,000,000 shares
        Issued 26,738,837 and 26,715,960
          shares, respectively; Outstanding
          25,286,137 and 25,786,260 shares,
          respectively                                     267              267
      Additional paid-in capital                        84,183           84,015
      Retained earnings (accumulated deficit)          (62,609)         (37,039)
      Other                                            (10,683)         (10,693)
                                                      --------       ----------
                                                        11,158           36,550
      Common Stock held in treasury, at cost;
          1,452,700 shares at June 30, 1996 and
          929,700 shares at December 31, 1995          (12,028)          (7,167)
                                                      --------       ----------
          Total stockholders' equity (deficit)            (870)          29,383
                                                      --------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)  $965,310       $1,003,955
                                                      ========       ==========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                   26 Week Periods Ended
                                                                               -------------------------------
                                                                                June 30,               July 2,
                                                                                  1996                  1995
                                                                               -----------            --------
                                                                                           (thousands)
OPERATING ACTIVITIES:
   Net income (loss)                                                            $(25,570)              $ 8,984
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                               19,137                18,049
      Amortization of debt issuance costs and debt discount                        7,352                 6,481
      Loss on disposition of discontinued operations                              39,297                     -
      Other operating activities                                                    (550)                1,406
      Changes in operating assets and liabilities, net of acquisitions           (19,612)              (22,673)
      Changes in discontinued operations                                           1,929                (6,288)
                                                                                --------               -------
      Net cash provided by operating activities                                   21,983                 5,959
                                                                                --------               -------
INVESTING ACTIVITIES:
   Capital expenditures                                                          (10,476)              (19,508)
   Acquisitions, net of cash acquired                                                  -                (8,799)
   Discontinued operations investing activities                                     (900)               (3,021)
   Other investing activities                                                      1,436                   484
                                                                                --------               -------
      Net cash used for investing activities                                      (9,940)              (30,844)
                                                                                --------               -------
FINANCING ACTIVITIES:
   Net proceeds from short-term borrowings                                         1,976                     4
   Net proceeds from (repayments of) revolving loans                              (6,712)                4,533
   Repayments of long-term debt                                                   (5,037)               (5,270)
   Purchase of treasury stock                                                     (4,861)                 (480)
   Other financing activities                                                         (5)                  (83)
                                                                                --------               -------
      Net cash used for financing activities                                     (14,639)               (1,296)
                                                                                --------               -------
NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                               (2,596)              (26,181)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                          6,162                49,099
                                                                                --------               -------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                             $  3,566               $22,918
                                                                                ========               =======

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   Foamex International Inc.'s (the "Company") condensed consolidated balance sheet as of December 31, 1995 has been condensed from the audited consolidated balance sheet at that date. The condensed consolidated balance sheet as of June 30, 1996, the condensed consolidated statements of operations for the thirteen week and twenty-six week periods ended June 30, 1996 and July 2, 1995 and the condensed consolidated statements of cash flows for the twenty-six week periods ended June 30, 1996 and July 2, 1995 have been prepared by the Company and have not been audited by the Company's independent accountants. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows have been included.

   In October 1995, the Board of Directors of the Company approved a plan to evaluate the potential reduction of long-term debt with substantially all of the proceeds from the possible sale of the automotive carpet, trim and textile businesses of JPS Automotive L.P. ("JPS Automotive") (which together comprise the automotive textiles segment and substantially all of the assets of JPS Automotive) and the home comfort products segment of Perfect Fit Industries, Inc. ("Perfect Fit") (which comprises substantially all of the assets of Perfect
Fit). The sale of Perfect Fit was consummated on August 1, 1996 (See below). The Company is continuing to evaluate the possible sale of the automotive textiles segment; however, no definitive commitment has been reached. There can be no assurance that the Company will be able to successfully sell the automotive textiles segment or as to the price or terms of any sale. The condensed consolidated financial statements of the Company do not include any adjustments that might result from any sale of the automotive textiles segment.

   On August 1, 1996, the Company completed the sale of Perfect Fit and received approximately $43.4 million of estimated net proceeds, subject to post-closing adjustments. The condensed consolidated financial statements have been restated for discontinued operations and includes a net loss of approximately $39.3 million associated with the sale of Perfect Fit. (See Note 2 below.) The Company used $12.0 million from the proceeds of the sale to repay term loan borrowings and intends to use the remaining proceeds to redeem or repurchase its outstanding indebtedness.

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

2. DISCONTINUED OPERATIONS

   The Company completed a transaction on August 1, 1996 in which it sold the outstanding common stock of Perfect Fit, a wholly-owned subsidiary, for an adjusted sale price of approximately $45.4 million, subject to post-closing adjustments. In addition, Perfect Fit made approximately $2.0 million of payments against its intercompany loan with Foamex L.P. The sale included substantially all of the net assets of the home comfort products segment with a net book value of approximately $81.9 million. Actual and estimated transaction expenses related to the sale totaled approximately $2.0 million. The Company has recorded a loss for discontinued operations of approximately $39.3 million relating to the sale of Perfect Fit. A valuation allowance has been provided for the capital loss relating to the sale of Perfect Fit since the Company has determined that capital gain taxable income will more likely not be sufficient to fully recognize the deferred tax asset relating to the capital loss carryforward.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2. DISCONTINUED OPERATIONS (continued)

Summary operating results of the Company's discontinued operations were as follows:

                                           13 Week Periods Ended       26 Week Periods Ended
                                           ----------------------      ----------------------
                                           June 30,       July 2,      June 30,       July 2,
                                             1996          1995          1996          1995
                                           --------      --------      --------      --------
                                                              (thousands)
Sales                                      $24,935       $23,805       $50,097       $47,850

Gross profit                                 3,915         3,853         8,165         8,126

Income (loss) from operations                 (101)          444         1,123         1,196

Interest and debt issuance expense           1,190         1,209         2,384         2,392

Loss from discontinued operations
   before income taxes                      (1,639)         (765)       (1,609)       (1,195)

Benefit for income taxes                      (791)         (425)         (830)         (384)

Loss from discontinued operations,
   net of income taxes                        (848)         (340)         (779)         (811)

   Net assets of the Company's discontinued operations (excluding intercompany net assets) at June 30, 1996 and December 31, 1995 are as follows:

                                                          June 30,            December 31,
                                                            1996                  1995
                                                          --------            ------------
                                                                   (thousands)
Current assets                                            $29,932               $31,177

Property, plant and equipment, net                         22,312                22,618

Cost in excess of assets acquired, net                     39,827                40,333

Other assets                                                  126                   306
                                                          -------               -------
   Total assets                                            92,197                94,434
                                                          -------               -------
Current liabilities                                         8,883                 9,197
                                                          -------               -------
   Total liabilities                                        8,883                 9,197
                                                          -------               -------
Net assets                                                $83,314               $85,237
                                                          =======               =======

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3. INVENTORIES

   The components of inventories consist of:

                                           June 30,           December 31,
                                            1996                  1995
                                           --------           ------------
                                                   (thousands)
   Raw materials and supplies             $ 45,934              $ 57,718
   Work-in-process                          23,640                24,705
   Finished goods                           31,986                31,677
                                          --------              --------
     Total                                $101,560              $114,100
                                          ========              ========
4. EARNINGS PER SHARE

   Earnings per share is calculated by dividing net income by the weighted average shares of common stock outstanding. For 1996, common stock equivalents have been included in the weighted average shares of common stock outstanding and amounted to approximately 245,000 shares. For 1995, common stock equivalents have not been included in the weighted average shares of common stock outstanding since the effect would be antidilutive.

5. ENVIRONMENTAL MATTERS

   The Company has reported to appropriate state authorities that it has found soil and groundwater contamination in excess of state standards at three facilities and soil contamination in excess of state standards at four other facilities. The Company has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. As of June 30, 1996, the Company has environmental accruals of approximately $1.3 million for the remaining potential remediation costs for these facilities based on engineering estimates.

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5. ENVIRONMENTAL MATTERS (continued)

   As of June 30, 1996, the aggregate environmental liability amounts to $8.4 million, $1.7 million of which is included in current liabilities. In addition, the Company has a receivable of $1.2 million, net of an allowance of approximately $1.0 million relating to potential disagreements regarding the scope of indemnification for environmental liabilities from the former owners of Foamex L.P. and JPS Automotive, $0.7 million of which is included in current assets. The Company believes that realization of the receivables established for indemnification is probable.

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

6. LITIGATION

   As of August 1, 1996, Foamex L.P. and Trace International Holdings Inc. ("Trace Holdings") were two of multiple defendants in actions filed on behalf of approximately 4,400 persons in various United States federal and state courts and one Canadian provincial court by recipients of breast implants, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Five of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 2,600 residents of Australia, New Zealand, England, and Ireland. During 1995, Foamex L.P. and Trace Holdings were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final. In addition, two of the cases filed on behalf of approximately 900 foreign plaintiffs were dismissed on the grounds that the cases could not be brought in the United States courts. This decision is subject to appeal. Foamex L.P. believes that the number of suits and claimants may increase. Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from Foamex L.P. or Trace Holdings. Neither Foamex L.P. nor Trace Holdings recommended, authorized or approved the use of its foam for these purposes. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with the general counsel of Trace Holdings, management believes that the disposition of matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either Foamex L.P.'s or Trace Holdings' consolidated financial position or results of operations. In addition, Foamex L.P. is also indemnified by Trace Holdings for any such liabilities relating to foam manufactured prior to capitalization of Foamex L.P. in October 1990. Although Trace Holdings has paid Foamex L.P.'s litigation expenses, pursuant to such indemnification, and management believes Trace Holdings will be in a position to continue to pay such expenses, there can be no assurance that Trace Holdings will be able to continue to provide such indemnification. Based on information available at this time with respect to the potential liability, the Company believes that the proceedings should not ultimately result in any liability that would have a material adverse effect on the financial position or results of operations of the Company. If management's assessment of Foamex L.P.'s liability with respect to these actions is incorrect, such actions could have a material adverse effect on the Company.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6. LITIGATION (continued)

   Foamex L.P. is one of multiple defendants in actions alleging bodily injury and diminution in property value as a result of alleged violations of Tennessee hazardous waste regulations at Foamex L.P.'s Morristown, Tennessee facilities. Recticel Foam Corporation ("RFC") has indemnified Foamex L.P. with respect to losses arising from certain events, such as this alleged violation, that had occurred prior to October 2, 1990. Based on information available at this time with respect to the potential liability, the Company believes that the proceedings should not ultimately result in any liability that would have a material adverse effect on the financial position or results of operations of the Company. If management's assessment of Foamex L.P.'s liability with respect to these actions is incorrect, such actions could have a material adverse effect on the Company.

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

7. RELATED PARTY TRANSACTION

   On July 7, 1996, Trace Holdings issued to Foamex L.P. a promissory note for $4.4 million in principal amount plus accrued interest of $0.4 million, which is an extension of a promissory note of Trace Holdings that was due in July 1996. The promissory note is due and payable on demand or, if no demand is made, July 7, 1997 and bears interest at 9.5%, payable quarterly in arrears commencing October 1, 1996. The promissory note is included in other stockholders' equity (deficit).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Foamex International Inc. (the "Company") operates in two business segments: polyurethane foam products and automotive textiles. The foam products segment consists of the Company's largest subsidiary Foamex L.P., together with Foamex L.P.'s wholly-owned subsidiaries, General Felt Industries, Inc., Foamex Fibers, Inc., Foamex Canada Inc. ("Foamex Canada"), and Foamex Latin America, Inc. The automotive textiles segment consists of the operations of JPS Automotive L.P. ("JPS Automotive"). The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto of the Company included in this report.

   In October 1995, the Board of Directors of the Company approved a plan to evaluate the potential reduction of long-term debt with substantially all of the proceeds from the possible sale of the automotive carpet, trim and textile businesses of JPS Automotive (which together comprise the automotive textiles segment and substantially all of the assets of JPS Automotive) and the home comfort products segment of Perfect Fit Industries, Inc. ("Perfect Fit") (which comprises substantially all of the assets of Perfect Fit). The sale of Perfect Fit was consummated on August 1, 1996 (See below). The Company is continuing to evaluate the possible sale of the automotive textiles segment; however, no definitive commitment has been reached. There can be no assurance that the Company will be able to successfully sell the automotive textiles segment or as to the price or terms of any sale. The condensed consolidated financial statements of the Company do not include any adjustments that might result from any sale of the automotive textiles segment.

   On August 1, 1996, the Company completed the sale of Perfect Fit and received approximately $43.4 million of estimated net proceeds, subject to post-closing adjustments. The condensed consolidated financial statements have been restated for discontinued operations and includes a net loss of approximately $39.3 million associated with the sale of Perfect Fit. The Company used $12.0 million from the proceeds of the sale to repay term loan borrowings and intends to use the remaining proceeds to redeem or repurchase its outstanding indebtedness. (See the notes to the condensed consolidated financial statements for further discussion.)

   In October 1995, the Board of Directors of the Company also approved an operational plan to improve the profitability of the Company's foam products segment. The operational plan consists of (i) reducing layers of management through organizational realignment, (ii) the consolidation of thirteen foam production, fabrication or branch locations, (iii) implementing additional procedures to reduce manufacturing costs, including process redesign to eliminate non-value added operations, (iv) reducing selling, general and administrative expenses through cost containment and (v) reducing inventory levels through improved forecasting and the effect of the plant consolidations. The operational plan and other actions are expected to result in estimated annualized savings in excess of $50.0 million, with expected savings in 1996 of approximately $30.0 million of which it is estimated that the Company realized $11.0 million of savings under the operational plan through June 30, 1996. The consolidation of the thirteen foam production, fabrication or branch locations (referred to above) are collectively referred to herein as the restructuring plan. As of June 30, 1996, the Company has closed twelve locations included in the restructuring plan and it is expected that the restructuring plan will be substantially completed by year end. There can be no assurance that the Company will be able to successfully implement the foregoing.(1)

   The Company's automotive foam and automotive textiles customers are predominantly automotive original equipment manufacturers or other automotive suppliers. As such, the sales of these product lines are directly related to the overall level of passenger car and light truck production in North America. Also, the Company's sales are sensitive to sales of new and existing homes, changes in personal disposable income and seasonality. The Company typically experiences two seasonally slow periods during each year, in early July and in late December, due to scheduled plant shutdowns and holidays.

(1) This paragraph contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth on page 5 of the Company's 1995 Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

13 Week Period Ended June 30, 1996 Compared to 13 Week Period Ended July 2, 1995
- --------------------------------------------------------------------------------

Consolidated Results of Operations

   Net sales for 1996 were $322.5 million as compared to $295.4 million in 1995. The $27.1 million or 9.2% increase in net sales was primarily due to increased net sales of approximately $25.0 million in the foam products segment and increased net sales in the automotive textiles.

   Gross profit as a percentage of net sales for 1996 decreased to 16.1% from 16.3% in 1995 primarily due to a decrease in the gross profit margins of the automotive textiles segment offset by an increase in the gross profit margins of the foam products segment.

   Income from operations increased to $32.5 million for 1996 from $26.3 million in 1995 primarily due to the increase in net sales as discussed above and a decrease in selling, general and administrative expenses of $2.2 million for 1996 as compared to 1995. The decrease in selling, general and administrative expenses is the result of reductions in salary, traveling and professional costs.

   Income from continuing operations increased to $8.4 million or $0.33 per share for 1996 as compared to $4.3 million or $0.16 per share in 1995. The increase is primarily due to (i) the reasons cited above, (ii) a decrease in interest and debt issuance expense of $0.8 million primarily due to favorable results from interest rate swap agreements and a reduction in long-term debt outstanding, and (iii) a decrease in the average weighted shares outstanding resulting from the purchase of treasury stock. The effective income tax rate decreased to 40.0% for 1996 and 42.4% in 1995 primarily due to the relationship of an increase in income from continuing operations to permanent differences for income tax purposes.

   The loss from discontinued operations totaling $40.1 million in 1996 is the result of the sale of Perfect Fit which was completed on August 1, 1996. See notes to condensed consolidated financial statements for further discussion.

   Operating results for 1996 are expected to be influenced by various internal and external factors. These factors include, among other things, (i) the implementation of an operational plan to improve the profitability of the foam products segment, (ii) the completion of the consolidation of thirteen foam production, fabrication or branch locations, (iii) the potential reduction of long-term debt with substantially all of the proceeds from the sale of the home comfort products segment and from the possible sale of the automotive textiles segment, (iv) additional raw material price increases, if any, by the Company's chemical suppliers and (v) the Company's success in passing on to its customers selling price increases to recover previous raw material cost increases.(1)

Foam Products Segment Results of Operations

   Net sales for 1996 were $240.4 million as compared to $215.4 million in 1995, an increase of $25.0 million or 11.6%. Carpet cushion net sales for 1996 increased 7.1% to $76.8 million from $71.7 million in 1995 primarily due to increased selling prices and an increase in net sales volume of certain carpet cushion products. Cushioning foam net sales for 1996 increased 11.8% to $83.5 million from $74.7 million in 1995 primarily due to the increased net sales volume of bedding related products and increased selling prices. Automotive foam net sales for 1996 increased 21.3% to $63.2 million from $52.1 million in 1995 primarily due to a continued increase in net sales of tri-laminates and composite headliners. Technical foam net sales remained constant at $16.9 million for 1996 and 1995 primarily due to increased selling prices offset by a decrease in volume associated with customer inventory adjustments.

- ----------------
(1) This paragraph contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth on Page 5 of the Company's Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Gross profit as a percentage of net sales increased to 15.9% for 1996 from 15.4% in 1995 primarily due to selling price increases and improved material and production efficiencies.

   Income from operations increased to $24.6 million for 1996 from $18.9 million in 1995 primarily due to improved gross profit margins as discussed above and a decrease of $0.8 million in selling, general and administrative expenses for 1996 as compared to 1995 primarily due to reductions in salary, traveling and professional costs.

Automotive Textiles Segment Results of Operations

   Net sales for 1996 increased $2.5 million or 3.1% to $82.7 million from $80.2 million in 1995 primarily due to increased production of automobile and light trucks in the 1996 period compared to 1995 and increased net sales during the second quarter of 1996 as a result of the settlement of the first quarter 1996 General Motors Corp. parts supplier labor strike and restocking of inventory levels by automobile manufacturers as a result of reduced purchasing during the first quarter of 1996. JPS Automotive's customers are predominantly automotive original equipment manufacturers or other automotive suppliers. As such, the sales of a substantial portion of JPS Automotive's products are directly related to the overall level of passenger car and light truck production in North America. The automotive industry is cyclical in nature and is subject to changes in economic conditions.

   Gross profit as a percentage of net sales decreased to 16.6% for 1996 from 18.6% in 1995 primarily due to competitive price pressures.

   Income from operations for 1996 decreased 16.8% to $7.9 million from $9.5 million in 1995 primarily due to the reasons cited above. Selling, general and administrative expenses increased to $5.8 million for 1996 from $5.4 million in 1995. This increase was primarily due to the increase in net sales and an increase in the allowance for doubtful accounts as compared to 1995.

26 Week Period Ended June 30, 1996 Compared to 26 Week Period Ended July 2, 1995
- --------------------------------------------------------------------------------

Consolidated Results of Operations

   Net sales for 1996 were $616.3 million as compared to $602.4 million in 1995. The $13.9 million or 2.3% increase in net sales was primarily due to an increase in the foam products segment net sales offset by a decrease in the automotive textiles segment net sales. The decrease in the automotive textiles segment net sales was primarily due to reductions during the first quarter of 1996 in the volume of automobile and light trucks manufactured and the General Motors Corp. parts supplier labor strike.

   Gross profit as a percentage of net sales for 1996 increased to 16.3% from 16.0% in 1995 primarily due to improved gross profit margins in the foam products segment offset by reduced gross profit margins in the automotive textiles segment as discussed below.

   Income from operations increased to $61.7 million for 1996 from $54.4 million in 1995 primarily due to an increase in gross profit margins as discussed above and a decrease in selling, general and administrative expenses of $3.3 million for 1996 as compared to 1995. The decrease in selling, general and administrative expenses is the result of reductions in salary, traveling and professional costs.

   Income from continuing operations increased to $14.5 million or $0.56 per share for 1996 as compared to $9.8 million or $0.37 per share in 1995. The increase is primarily due to (i) the reasons cited above and (ii) a decrease in interest and debt issuance expense of $1.5 million primarily due to favorable results from interest rate swap agreements and a reduction in long-term debt outstanding. The effective income tax rate was fairly consistent at 40.7% for 1996 and 40.2% in 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The loss from discontinued operations totaling $40.1 million in 1996 is the result of the sale of Perfect Fit which was completed on August 1, 1996. See notes to condensed consolidated financial statements for further discussion.

   Operating results for 1996 are expected to be influenced by various internal and external factors. These factors include, among other things, (i) the implementation of an operational plan to improve the profitability of the foam products segment, (ii) the completion of the consolidation of thirteen foam production, fabrication or branch locations, (iii) the potential reduction of long-term debt with substantially all of the proceeds from the sale of the home comforts products segment and from the possible sale of the automotive textiles segment, (iv) additional raw material price increases, if any, by the Company's chemical suppliers and (v) the Company's success in passing on to its customers selling price increases to recover previous raw material cost increases.(1)

Foam Products Segment Results of Operations

   Net sales for 1996 were $459.6 million as compared to $434.7 million in 1995, an increase of $24.9 million or 5.7%. Carpet cushion net sales were $140.3 million for 1996 as compared to $139.6 million for 1995 primarily due to increased selling prices late in the second quarter of 1996 offset by a decrease in net sales volume during the first quarter of 1996. Cushioning foam net sales for 1996 increased 9.4% to $166.0 million from $151.7 million in 1995 primarily due to increased net sales volume of bedding related products, increased selling prices and the April 1995 acquisition of a company which manufacturers cushioning products. Automotive foam net sales for 1996 increased 7.8% to $119.3 million from $110.7 million in 1995 primarily due to a continued increase in net sales of tri-laminates and composite headliners. Technical foam net sales for 1996 increased 4.0% to $34.0 million from $32.7 million in 1995 primarily due to increased selling prices and increased net sales volume.

   Gross profit as a percentage of net sales increased to 16.1% for 1996 from 15.2% in 1995 primarily due to selling price increases and improved material and production efficiencies.

   Income from operations increased to $47.1 million for 1996 from $38.7 million in 1995 primarily due to improved gross profit margins as discussed above. Selling, general and administrative expenses for 1996 were consistent with 1995 at $27.2 million primarily due to reductions in salary, traveling and professional costs offset by increases during the first quarter of 1996 associated with management realignment under the operational plan.

Automotive Textiles Segment Results of Operations

   Net sales for 1996 decreased $10.1 million or 6.0% to $157.7 million from $167.8 million in 1995 primarily due to reduced production of automobile and light truck builds in the 1996 period as compared to 1995 and the General Motors Corp. parts supplier labor strike during the first quarter of 1996. JPS Automotive's customers are predominantly automotive original equipment manufacturers or other automotive suppliers. As such, the sales of a substantial portion of JPS Automotive's products are directly related to the overall level of passenger car and light truck production in North America. The automotive industry is cyclical in nature and is subject to changes in economic conditions.

- ----------------
(1) This paragraph contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth on Page 5 of the Company's Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Gross profit as a percentage of net sales decreased to 16.6% for 1996 from 18.3% in 1995 primarily due to competitive price pressures and under utilization of manufacturing capacities as a result of reduced net sales volume.

   Income from operations for 1996 decreased 23.0% to $15.1 million from $19.6 million in 1995 primarily due to the reasons cited above. Selling, general and administrative expenses were constant at $11.2 million for 1996 as compared to $11.1 million for 1995 primarily due to an increase in allowance for doubtful accounts offset by a decrease in expenses associated with decreased net sales.

Liquidity and Capital Resources

   Liquidity
   ---------

   The Company's operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures of the operating subsidiaries. The Company believes that cash flow from operating activities, cash on hand and periodic borrowings under its subsidiaries' revolving credit agreements, primarily Foamex L.P. and JPS Automotive, if necessary, will be adequate to meet operating cash requirements. The ability to meet the operating cash requirements of the operating subsidiaries could be impaired if Foamex L.P. or JPS Automotive were to fail to comply with any of the covenants contained in the Foamex L.P. credit facility (the "Foamex L.P. Credit Facility") or the JPS Automotive credit agreement (the "JPS Automotive Credit Agreement") and such noncompliance was not cured by Foamex L.P. or JPS Automotive or waived by the lenders. Foamex L.P. and JPS Automotive were in compliance with the covenants as of June 30, 1996 and expect to be in compliance with the covenants for the foreseeable future. The ability of Foamex L.P. and JPS Automotive to make distributions to the Company is restricted by the terms of their respective financing agreements; therefore, the Company is not expected to have access to the cash flow generated by these operating subsidiaries for the foreseeable future.

   Cash and cash equivalents decreased $2.6 million during 1996 to $3.6 million at June 30, 1996 from $6.2 million at December 31, 1995 primarily due to increase in working capital requirements, capital expenditures, scheduled debt repayments and purchases of treasury stock offset by improved operating results. Working capital increased $15.4 million during 1996 to $132.6 million at June 30, 1996 from $117.2 million at December 31, 1995. The net operating assets and liabilities (comprised of accounts receivable, inventories and accounts payable) increased $25.7 million to $189.7 million at June 30, 1996 from $164.0 million at December 31, 1995 primarily due to an increase in accounts receivable and a decrease in accounts payable offset by a decrease in inventories. The increase in accounts receivable was primarily due to an increase in net sales for June 1996 as compared to December 1995. The decrease in inventories was the result of facilities being closed during 1996 associated with the restructuring plan. The decrease in accounts payable was primarily associated with the reduction in inventories for the closed facilities.

   Cash Flow from Operating Activities
   -----------------------------------

   Cash flow from operating activities was $22.0 million and $6.0 million for 1996 and 1995, respectively. Cash flow from operating activities increased for 1996 as compared to 1995 primarily due to improved operating results from continuing operations and the reduced use of cash by the operating assets and liabilities.

   Cash Flow from Investing Activities
   -----------------------------------

   During 1996, the Company spent approximately $10.5 million on capital expenditures and expects to maintain spending for capital expenditures at this level for the foreseeable future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Cash Flow from Financing Activities
   -----------------------------------

   As of June 30, 1996, there were no outstanding revolving credit borrowings under the Foamex L.P. Credit Facility and $1.5 million of outstanding borrowings under the JPS Automotive Credit Agreement with unused availability of approximately $34.8 million and $23.5 million, respectively.

   Borrowings by Foamex Canada as of June 30, 1996 were $4.2 million under a revolving credit agreement with unused availability of approximately $0.2 million.

   Cramerton Automotive Products L.P. ("Cramerton") finances its operations through a $15.0 million revolving line of credit (the "Cramerton Credit Facility"), which is recourse only to Cramerton, and expires in April 1998. Borrowings under the Cramerton Credit Facility were $6.1 million at June 30, 1996. Availability under this revolving line of credit is subject to a borrowing calculation and unused availability under this line of credit was $8.9 million as of June 30, 1996.

   During 1996, the Company purchased 523,000 shares of its common stock for an aggregate cost of $4.9 million under programs authorized by the Board of Directors to purchase up to 3.0 million shares of the Company's common stock.

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

   Also, Foamex L.P. has an interest rate swap agreement, as amended, for a notional amount of $150.0 million through December 1999. Under this agreement, Foamex L.P. has made variable payments based on LIBOR with a cap of 5.5% and a floor of 4.75% per annum for the six months ended in June 1995, variable payments based on LIBOR with a floor of 4.75% per annum for the six months ended in December 1995 and fixed payments at a rate of 5.81% per annum for the six months ended in June 1996 and is obligated to make fixed payments at a rate of 5.81% per annum, for the remainder of the agreement, in exchange for variable payments by the swap partner at the rate of LIBOR plus 0.80% per annum for the six months ended in June 1995, LIBOR plus 0.72% per annum for the six months ended in December 1995, LIBOR plus 2.45% per annum for the six months ended in June 1996, LIBOR plus 2.39% per annum for the six months ended in December 1996, the lower of 12.34% per annum less LIBOR or 7.34% per annum for the six months ended in June 1997 and December 1997 and 12.34% per annum less LIBOR for the remainder of the term of the agreement, payable semiannually in arrears. The swap partner has the ability to terminate the swap agreement in December 1997. Foamex L.P. is exposed to credit loss in the event of nonperformance by the swap partner; however, the occurrence of this event is not anticipated. Interest expense will be subject to fluctuations in LIBOR. The effect of the two interest rate swaps described above was a favorable adjustment to interest expense of $1.1 million and $0.2 million for the thirteen week periods ended June 30, 1996 and July 2, 1995, respectively, and $1.9 million and $0.7 million for the twenty-six week periods ended June 30, 1996 and July 2, 1995, respectively.

   JPS Automotive has an interest rate swap agreement, as amended in May 1995, for a notional amount of $150.0 million for five years. Under this swap agreement, JPS Automotive has paid fixed payments at 6.04% on a notional

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

amount of $90.0 million and 7.0% on a notional amount of $60.0 million for the six months ended in June 1995 and is obligated to make variable rate payments based on LIBOR, capped at 8.5% per annum, on $150.0 million notional amount for the remainder of the agreement in exchange for fixed payments at a rate of 6.89% per annum by the swap partner payable semiannually in arrears. The swap partner has the ability to terminate the swap agreement in December 1998. Interest expense will be subject to fluctuations in LIBOR. JPS Automotive is exposed to credit loss in the event of nonperformance by the swap partner; however, the occurrence of this event is not anticipated. The effect of this interest rate swap was a favorable adjustment to interest expense of $0.4 million and $0.4 million for the thirteen week periods ended June 30, 1996 and July 2, 1995, respectively, and $0.8 million and $0.3 million for the twenty-six week periods ended June 30, 1996 and July 2, 1995, respectively.

Environmental Matters

   The Company is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with the Company's compliance with such laws and regulations did not have a material adverse effect on operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by the Company in connection with environmental matters as of June 30, 1996 was $8.4 million. In addition, as of June 30, 1996, the Company has receivables of $1.2 million, net of $1.0 million allowance relating to potential disagreements regarding the scope of the indemnification for environmental liabilities from former owners. Although it is possible that new information or future developments could require the Company to reassess its potential exposure to all pending environmental matters, including those described in the footnotes to the Company's condensed consolidated financial statements, management believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position.

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

Subsequent Event:  Sale of Perfect Fit

   On August 1, 1996, the Company consummated the sale of Perfect Fit for gross proceeds of $45.4 million, subject to post-closing adjustments. The Company used $12.0 million of the proceeds to repay term loan borrowings under the Foamex L.P. Credit Facility; and presently intends to use the remaining net proceeds to reduce or repurchase indebtedness of Foamex L.P.

Part II - Other Information

Item 1.   Legal Proceedings

          Reference is made to the description of the legal proceedings contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996.

          The information from Notes 5 and 6 of the condensed consolidated financial statements of the Company as of June 30, 1996 (unaudited) is incorporated herein by reference.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          a. The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on May 23, 1996.

          b. Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There were no solicitation in opposition to management's nominees listed in the proxy statement. All of the nominees listed in the proxy statement were elected.

          c. The following matters were voted upon at the Annual Meeting:

             1. An amendment to the Company's certificate of incorporation to provide for a single class of directors. The votes were as follows:

                For                      Against                        Abstain
                ---                      -------                        -------
                20,125,707               100,930                        13,049

             2. The election of nine directors.  The number of votes cast for and withheld for each such nominee was as set forth below:

                Nominees                   For                         Withheld
                --------                   ---                         --------

                Salvatore J. Bonanno    23,477,839                     114,055
                Marshall S. Cogan       23,477,489                     114,405
                Etienne Davignon        23,477,389                     114,505
                Andrea Farace           23,477,589                     114,305
                Robert J. Hay           23,447,034                     114,860
                Stuart J. Hershon       23,474,889                     117,005
                John Rallis             23,477,114                     114,780
                Carl Spielvogel         23,476,934                     114,960
                John V. Tunney          23,477,389                     114,505

             3. An amendment for the Company's certificate of incorporation to eliminate the Class A Common Stock.  The votes were as follows:

                For                      Against                        Abstain
                ---                      -------                        -------
                22,452,992               63,213                         11,634

             4. Ratification of Coopers & Lybrand L.L.P. as the Company's
                independent accountants for the year ending December 29, 1996. The votes were as follows:

                For                      Against                        Abstain
                ---                      -------                        -------
                23,554,309               32,610                         4,975

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:

3.1(a)    -    Restated Certificate of Incorporation of the Company.
3.2(a)    -    By-laws of the Company.
4.1(b)    -    Indenture, dated as of June 3, 1993, among Foamex L.P. and FCC, as joint and several obligors, General Felt, as Guarantor, and
               Shawmut Bank, National Association ("Shawmut"), as trustee, relating to $160,000,000 principal amount of 9 1/2% Senior
               Secured Notes due 2000, including form of Senior Secured Note.
4.2(a)    -    First Supplemental Indenture, dated as of November 18, 1993, among the Company and FCC, as Issuers, General Felt and Perfect
               Fit, as Guarantors and Shawmut, as trustee, relating to the
               Senior Secured Notes.
4.3(a)    -    Second Supplemental Indenture, dated as of December 14, 1993, among the Company and FCC, as Issuers, the Company, General Felt
               and Perfect Fit, as Guarantors and Shawmut, as trustee, relating to the Senior Secured Notes.
4.3.1(u)  -    Third Supplemental Indenture, dated as of August 1, 1996, by and among Foamex L.P. and Foamex Capital Corporation, as Issuers,
               Foamex International Inc., as parent guarantor, General Felt
               Industries, Inc., as guarantor, Perfect Fit Industries, Inc., as withdrawing guarantor, and Fleet National Bank, as Trustee, relating to the Senior Secured Notes.
4.4(b)    -    Company Pledge Agreement, dated as of June 3, 1993, by Foamex
               L.P. in favor of Shawmut, as trustee for the holders of the
               Senior Secured Notes.
4.5(b)    -    Company Pledge Agreement, dated as of June 3, 1993, by FCC in favor of Shawmut, as trustee for the holders of the Senior
               Secured Notes.
4.6(b)    -    Subsidiary Pledge Agreement, dated as of June 3, 1993, by
               General Felt in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.7(b)    -    Company Security Agreement, dated as of June 3, 1993, by Foamex
               L.P. and FCC in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.8(b)    -    Subsidiary Security Agreement, dated as of June 3, 1993, by
               General Felt in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.9(b)    -    Collateral Assignment of Patents and Trademarks, dated as of
               June 3, 1993, by Foamex L.P. in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.10(b)   -    Collateral Assignment of Patents and Trademarks, dated as of
               June 3, 1993, by FCC in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.11(b)   -    Collateral Assignment of Patents and Trademarks, dated as
               of June 3, 1993, by General Felt in favor of Shawmut, as
               trustee for the holders of the Senior Secured Notes.
4.12(a)   -    Pledge Agreement of Perfect Fit, dated November 18, 1993, in connection with the Senior Secured Notes.

4.13(c)   -    Indenture, dated as of October 13, 1992, among Foamex L.P., FCC, and The Connecticut National Bank, as trustee, relating to
               $150,000,000 principal amount of 11 1/4% Senior Notes due 2002, including form of Senior Note.
4.14(d)   -    First Supplemental Indenture, dated as of March 23, 1993, among
               Foamex L.P. and FCC, as joint and several obligors, General Felt, as Guarantor, and Shawmut Bank Connecticut, National Association
               (formerly The Connecticut National Bank) ("Shawmut Connecticut"),
               as trustee, relating to the Senior Notes.
4.15(a)   -    Second Supplemental Indenture, dated as of November 18, 1993, among Foamex L.P. and FCC, as Issuers, General Felt and Perfect
               Fit, as Guarantors, and Shawmut Connecticut, as trustee,
               relating to the Senior Notes.
4.16(a)   -    Third Supplemental Indenture, dated as of December 14, 1993, among Foamex L.P. and FCC, as Issuers, the Company, General Felt
               and Perfect Fit, as Guarantors, and Shawmut Connecticut, as
               trustee, relating to the Senior Notes.
4.17(m)   -    Fourth Supplemental Indenture, dated as of October 31, 1994, among Foamex L.P. and FCC as Issuers, the Company as Parent
               Guarantor, General Felt and Perfect Fit as Guarantors, and
               Shawmut Connecticut, as Trustee, relating to the Senior Notes.
4.17.1(u) -    Fifth Supplemental Indenture, dated as of August 1, 1996, by and among Foamex L.P. and Foamex Capital Corporation, as Issuers,
               Foamex International Inc., as parent guarantor, General Felt
               Industries, Inc., as guarantor, Perfect Fit Industries, Inc., as withdrawing guarantor, and Fleet National Bank, as Trustee, relating to the Senior Notes.
4.18(c)   -    Indenture, dated as of October 13, 1992, among Foamex L.P., FCC and Shawmut, as trustee, relating to $126,000,000 principal amount of 11(7/8)% Senior Subordinated Debentures due 2004, including form of Senior Subordinated Debenture.
4.19(d)   -    First Supplemental Indenture, dated as of March 23, 1993,
               among Foamex L.P. and FCC, as joint and several obligors,
               General Felt, as Guarantor, and Shawmut, as trustee, relating to the Senior Subordinated Debentures.
4.20(a)   -    Second Supplemental Indenture, dated as of November 18, 1993, among Foamex L.P. and FCC, as Issuers, General Felt and Perfect
               Fit, as Guarantors, and Shawmut, as trustee, relating to the
               Senior Subordinated Debentures.
4.21(b)   -    Third Supplemental Indenture, dated as of December 14, 1993, among Foamex L.P. and FCC, as Issuers, the Company, General Felt
               and Perfect Fit, as Guarantors, and Shawmut, as trustee,
               relating to the Senior Subordinated Debentures.
4.21.1(u) -    Fourth Supplemental Indenture, dated as of August 1, 1996, by and among Foamex L.P. and Foamex Capital Corporation, as Issuers,
               Foamex International Inc., as parent guarantor, General Felt
               Industries, Inc., as guarantor, Perfect Fit Industries, Inc., as withdrawing guarantor, and Fleet National Bank, as Trustee, relating to the Subordinated Debentures.
4.22(i)   -    Indenture, dated as of June 28, 1994, among FJPS and FJCC, as
               Issuers, Trace Holdings, as guarantor, and Shawmut Connecticut, as trustee, relating to $116,745,000 principal amount of Senior
               Secured Discount Debentures due 2004, including form of Senior
               Secured Discount Debenture.
4.23(m)   -    Pledge Agreement, dated as of June 28, 1994, made by FJPS in favor of Shawmut, as collateral agent for the holders of the
               Senior Secured Discount Debentures.
4.24(i)   -    Senior Note, dated June 28, 1994, in the aggregate principal amount of $87,943,103.14 due July 1, 2006, executed by FJPS to
               Foamex L.P.
4.25(m)   -    Pledge Agreement, dated as of June 28, 1994, among FJPS in favor of Foamex L.P. to secure its obligations under its Senior Note due 2006.
4.26(m)   -    Pledge Agreement, dated as of June 28, 1994, made by JPS
               Automotive L.P. in favor of Foamex L.P. to secure FJPS's
               obligations under its Senior Note due 2006.
4.27(g)   -    Indenture, between Products Corp. and Shawmut Connecticut, as
               Trustee, relating to $180,000,000 principal amount of 11 1/8%
               Senior Notes due 2001 (the "JPS Automotive Senior Notes"), including form of the JPS Automotive Senior Note.

4.28(j)   -    First Supplemental Indenture, dated as of October 5, 1994, between Products Corp., JPS Automotive L.P., and Shawmut
               Connecticut, as Trustee, relating to the JPS Automotive Senior
               Notes due 2001.
4.29(u)   -    Commitment letter, dated July 9, 1996, from The Bank of Nova
               Scotia to Foamex Canada Inc.
4.30(u)   -    Third Amended and Restated Credit Agreement, dated as of
               July 30, 1996, among Foamex L.P., General Felt,
               Trace Foam, FMXI, Citibank, N.A., The Bank of Nova Scotia, the
               institutions from time to time parties thereto as lenders, the institutions parties thereto as issuing banks and Citibank, N.A.
               and The Bank of Nova Scotia, as Administrative Agents (the
               "Credit Agreement").
4.31(a)   -    Guaranties, dated November 18, 1993, executed by each of
               Foamex L.P., General Felt, and Perfect Fit, as guarantor,
               respectively, in favor of Citibank, N.A., as Administrative
               Agent, for the ratable benefit of the lenders and the issuing banks, guaranteeing the obligations of one another under the
               Credit Agreement.
4.32(a)   -    Guaranty, dated November 18, 1993, executed by FCC in favor of
               Citibank, N.A., as Administrative Agent, for the ratable benefit of the lenders and the issuing banks, guaranteeing the
               obligations of Foamex L.P., General Felt, and Perfect Fit under the Credit Agreement.
4.33(i)   -    Amended and Restated Guaranty, dated as of June 28, 1994,
               executed by the Company in favor of Citibank, N.A. and The Bank of Nova Scotia, as Administrative Agents, for the ratable benefit of the lenders and the issuing banks under the Credit Agreement.
4.34(t)   -    First Amendment to Amended and Restated Guaranty, dated
               June 30, 1995, executed by the Company in favor of Citibank, N.A.
               and The Bank of Nova Scotia, as Administrative Agents, for the
               ratable benefit of the lenders and the issuing banks under the
               Credit Agreement.
4.35(t)   -    Second Amendment to Amended and Restated Guaranty, dated
               February 27, 1996, executed by the Company in favor of
               Citibank, N.A. and The Bank of Nova Scotia, as Administrative
               Agents, for the ratable benefit of the lenders and the issuing banks under the Credit Agreement.
4.36(a)   -    Security Agreements, dated November 18, 1993, executed by each of Foamex L.P., General Felt, Perfect Fit, and FCC, respectively, and Citibank N.A., as Administrative Agent for the lenders and the issuing banks under the Credit Agreement.
4.37(i)   -    Amendatory Agreement, dated as of June 28, 1994, among Foamex
               L.P., General Felt, Perfect Fit, FCC, and Citibank, N.A., as
               collateral agent under the Credit Agreement.
4.37.1(u) -    Amendatory Agreement, dated as of July 30, 1996, among Foamex
               L.P., General Felt Industries, Inc., Foamex Capital Corporation,
               and Citibank N.A., as collateral agent under the Credit
               Agreement.
4.38(a)   -    Intercreditor Agreement, dated as of November 18, 1993, by and between Citibank, N.A., as Administrative Agent under the Credit
               Agreement and Shawmut, as trustee under the Foamex L.P. Senior
               Secured Note Indenture.
4.39(j)   -    Amended and Restated Credit Agreement, dated October 5, 1994, by and among, Products Corp., JPS Automotive, JPSGP Inc., the institutions party thereto as Lenders, the institutions party thereto as Issuing Banks, and Citibank, N.A. and The Bank of
               Nova Scotia.
4.40(m)   -    First Amendment to the Amended and Restated Credit Agreement of
               JPS Automotive, dated as of November 11, 1994.
4.41(m)   -    Second Amendment to the Amended and Restated Credit Agreement of
               JPS Automotive, dated as of February 8, 1995.
4.42(s)   -    Third Amendment to the Amended and Restated Credit Agreement of
               JPS Automotive, dated as of February 27, 1996.
4.42.1(u) -    Fourth Amendment to the Amended and Restated Credit Agreement of
               JPS Automotive, dated as of June 19, 1996.
4.43(a)   -    Subordinated Promissory Note, dated as of May 6, 1993, in the original principal amount of $7,014,864 executed by Foamex L.P.
               to Rallis.
4.44(a)   -    Marely Loan Commitment Agreement, dated as of December 14, 1993, by and between the Company and Marely.
4.45(a)   -    DLJ Loan Commitment Agreement, dated as of December 14, 1993, by and between the Company and DLJ Funding.

4.46(u)   -    Promissory Note, dated July 7, 1996, in the aggregate principal amount of $4,372,516 executed by Trace Holdings to Foamex L.P.
10.1(a)   -    Registration Rights Agreement, dated as of December 14, 1993, by and among the Company and GBNY and, for certain limited purposes as set forth therein, Trace Holdings and Trace Foam.
10.2(a)   -    Registration Rights Agreement, dated as of December 14, 1993, by and among the Company and RFC and, for certain limited purposes as set forth therein, Trace Holdings and Trace Foam.
10.3(a)   -    Registration Rights Agreement, dated as of December 14, 1993, by and between the Company and Rallis.
10.4(a)   -    Registration Rights Agreement, dated as of December 14, 1993, by and among the Company and DLJ Funding and, for certain limited purposes as set forth therein, Trace Holdings and Trace Foam.
10.5(a)   -    Registration Rights Agreement, dated as of December 14, 1993, by and between the Company and FCD Sub, Inc.
10.6(a)   -    Registration Rights Agreement, dated as of December 14, 1993, by and among the Company and Marely and, for certain limited
               purposes as set forth therein, Trace Holdings and Trace Foam.
10.7(a)   -    Registration Rights Agreement, dated as of December 14, 1993, by and between the Company and Trace Foam.
10.8(a)   -    Registration Rights Agreement, dated as of December 14, 1993, by and between the Company and Trace Holdings.
10.9(a)   -    Registration Rights Agreement, dated as of November 18, 1993, by and among the Company and the Investors which are signatories thereto.
10.10(i)  -    Warrant Registration Rights Agreement, dated as of June 28, 1994, by and among the Company, DLJ and Smith Barney Inc.
10.11(i)  -    Senior Secured Discount Debenture Registration Rights Agreement,
               dated as of June 28, 1994, among FJPS, FJCC, Holdings, DLJ, and
               Smith Barney Inc.
10.12(h)  -    Warrant Agreement, dated as of June 28, 1994, between the Company and Shawmut Bank.
10.13(b)  -    Interest Rate and Currency Exchange Agreement, dated as of
               June 14, 1993, among Foamex L.P., FCC, and Salomon Brothers
               Holdings Company Inc ("Salomon Holdings").
10.14(m)  -    Swap Agreement, dated as of March 31, 1994, and amended in
               November 1994, by and between Foamex L.P., and Citibank, N.A.
10.15(t)  -    Amended Confirmation Letter Agreement, dated as of
               February 2, 1996, by and between Foamex L.P. and Citibank, N.A.
10.15.1(u)-    Amended Confirmation Letter Agreement, dated May 29, 1996, by and between Foamex L.P. and Citibank, N.A.
10.16(b)  -    Revised Swap Transaction Letter Agreement, dated as of
               June 10, 1993, among Foamex L.P., FCC and Salomon Holdings.
10.17(g)  -    Swap Agreement, dated as of June 30, 1994, by and between JPS
               Automotive and Citibank, N.A.
10.18(p)  -    Revised Swap Transaction Letter Agreement, dated May 11, 1995, among JPS Automotive Products Corporation, JPS Automotive, and
               Citibank, N.A.
10.19(d)  -    Reimbursement Agreement, dated as of March 23, 1993, between
               Trace Holdings and General Felt.
10.20(d)  -    Shareholder Agreement, dated December 31, 1992, among
               Recticel, s.a., Recticel Holding Noord B.V., Foamex L.P.,
               Beamech Group Limited, LME-Beamech, Inc., James Brian
               Blackell, and Prefoam AG relating to foam technology sharing arrangement.
10.21(e)  -    Asset Transfer Agreement, dated as of October 2, 1990, between
               Trace Holdings and the Foamex L.P. (the "Trace Holdings Asset
               Transfer Agreement").
10.22(e)  -    First Amendment, dated as of December 19, 1991, to the Trace
               Holdings Asset Transfer Agreement.
10.23(e)  -    Amended and Restated Guaranty, dated as of December 19, 1991, made by Trace Foam in favor of Foamex L.P.
10.24(e)  -    Asset Transfer Agreement, dated as of October 2, 1990, between
               RFC and Foamex L.P. (the "RFC Asset Transfer Agreement").

10.25(e)  -    First Amendment, dated as of December 19, 1991, to the RFC Asset
               Transfer Agreement.
10.26(e)  -    Schedule 5.03 to the RFC Asset Transfer Agreement (the "5.03
               Protocol").
10.27(d)  -    The 5.03 Protocol Assumption Agreement, dated as of
               October 13, 1992, between RFC and Foamex L.P.
10.28(d)  -    Letter Agreement between Trace Holdings and Recticel regarding the Recticel guaranty, dated as of July 22, 1992.
10.29(i)  -    Supply Agreement, dated June 28, 1994, between Foamex L.P. and the Company.
10.30(i)  -    First Amended and Restated Tax Sharing Agreement, dated as of
               December 14, 1993, among Foamex L.P., Trace Foam, FMXI, and the
               Company.
10.31(i)  -    Tax Sharing Agreement, dated as of June 28, 1994, among FJPS and the Company.
10.32(d)  -    Trace Foam Management Agreement between Foamex L.P. and Trace
               Foam, dated as of October 13, 1992.
10.33(i)  -    Affirmation Agreement re: Management Agreement, dated as of
               December 14, 1993 between Foamex L.P. and Trace Foam.
10.34(r)  -    Aircraft Purchase Agreement, dated as of August 22, 1995, by and between Trace Aviation and Foamex Aviation.
10.35(r)  -    Aircraft Sale, Lease and Operating Agreement, dated as of
               August 22, 1995, by and between Trace Aviation and Trace
               Holdings.
10.36(r)  -    Assumption/Aircraft Security Agreement, dated as of
               August 22, 1995, by and between Foamex Aviation and the CIT
               Group/Equipment Financing, Inc. ("CIT Group").
10.37(r)  -    Collateral Assignment of Aircraft Leases and Aircraft Use
               Agreements, dated as of August 22, 1995, by and between Foamex
               Aviation and CIT Group.
10.38(r)  -    Guaranty by the Company in favor of CIT Group, dated as of
               August 22, 1995.
10.39(r)  -    Aviation Guaranty Indemnity Agreement, dated as of
               August 22, 1995, by and between the Company and Trace Holdings.
10.40(e)  -    Salaried Incentive Plan of Foamex L.P. and Subsidiaries.
10.41(e)  -    Trace Holdings 1987 Nonqualified Stock Option Plan.
10.42(e)  -    Equity Growth Participation Program.
10.43(m)  -    General Felt Industries, Inc. Retirement Plan for Salaried
               Employees, effective as of January 1, 1995.
10.44(e)  -    Foamex L.P. Salaried Retirement Plan (formerly known as the
               Foamex L.P. Products, Inc. Salaried Employee Retirement Plan),
               as amended, effective July 1, 1984.
10.45(e)  -    Foamex L.P. 401(k) Savings Plan dated January 1, 1989.
10.46(q)  -    Foamex/GFI 401(k) Savings Plan dated July 1, 1995.
10.47(a)  -    The Company's 1993 Stock Option Plan.
10.48(a)  -    The Company's Non-Employee Director Compensation Plan.
10.49(s)  -    Hourly Employees' Pension Plan of JPS Automotive Products Corp.
10.50(s)  -    Retirement Pension Plan for Employees of JPS Automotive L.P.
10.51(p)  -    Savings, Investment and Profit Sharing Plan of JPS Automotive
               L.P., dated October 6, 1994.
10.52(p)  -    First Amendment to Savings, Investment and Profit Sharing Plan
               of JPS Automotive L.P., dated July 26, 1995.
10.53(a)  -    Employment Agreement, dated as of May 6, 1993, by and between
               Foamex L.P. and Rallis.
10.54(f)  -    Employment Agreement, dated as of February 1, 1994, by and between Foamex L.P. and William H. Bundy.
10.55(t)  -    Employment Agreement, dated as of June 26, 1995, by and between
               Foamex L.P. and Salvatore J. Bonanno
10.56(j)  -    Employment Agreement, dated as of July 22, 1994, by and among the Company, JPS Automotive, and Jerry Burns.
10.57(n)  -    Employment Agreement, dated as of August 4, 1994, by and
               between the Company, JPS Automotive, and Robert Sparks.
10.58(s)  -    Employment Agreement, dated as of September 1, 1995 by and between JPS Automotive and Dean Gaskins.

10.59(o)  -    Bonus Agreement, dated as of May 7, 1993, between the Company and Robert Hay.
10.60(a)  -    Amended and Restated Put Option Agreement, dated as of
               December 14, 1993, by and between Trace Holdings and Rallis.
10.61(f)  -    Stock Purchase Agreement, dated as of December 23, 1993, by and between Transformacion de Espumas y Fieltros, S. A., the stockholders which are parties thereto, and Foamex L.P.
10.62(g)  -    Asset Purchase Agreement, dated as of May 25, 1994, by and among JPS Automotive, JPS Textile Group, Inc., the Company, JPS
               Auto Inc., and JPS Converter & Industrial Corp. ("C&I").
10.63(g)  -    Services Agreement, by and between JPS Automotive and the
               Company.
10.64(g)  -    Dunean Reciprocal Easement Agreement, by and between JPS
               Automotive and C&I.
10.65(g)  -    Supply Agreement, by and among the Company and certain of its affiliates and JPS Automotive.
10.66(g)  -    Tax Sharing Agreement, by and among JPS Automotive and its partners.
10.67(g)  -    Financing Agreement, dated as June 4, 1993, by and between
               NationsBank of North Carolina, N.A. and Cramerton, as amended by the First Amendment and Correction of Financing Agreement, dated as of April 28, 1994.
10.68(n)  -    Second Amendment and Correction of Financing Agreement, dated as of December 28, 1994, by and between NationsBank of North
               Carolina, N.A. and Cramerton.
10.69(s)  -    Third Amendment to Financing Agreement, dated December 12, 1995, by and between NationsBank of North Carolina, N.A. and Cramerton.
10.69.1(v)-    Fourth Amendment to Financing Agreement, dated June 14, 1996, by and between NationsBank of North Carolina, N.A. and Cramerton.
10.70(g)  -    Amended and Restated Agreement of Limited Partnership of
               Cramerton Automotive Products, L.P., dated as of
               December 2, 1991.
10.71(m)  -    First Amendment to Amended and Restated Agreement of
               Limited Partnership of Cramerton Automotive Products, L.P.,
               dated as of June 28, 1994.
10.72(m)  -    Second Amendment to Amended and Restated Agreement of
               Limited Partnership of Cramerton Automotive Products, L.P.,
               dated as of October 5, 1994.
10.73(g)  -    Stockholders' Agreement, dated as of December 2, 1991, by and among Cramerton Management Corp., JPS Group, and Seiren Co., Ltd.
               (the "Stockholders' Agreement").
10.74(m)  -    First Amendment to Stockholders' Agreement, dated as of
               June 28, 1994.
10.75(w)  -    Agreement and Plan of Merger, as amended, dated as of
               June 11, 1996, by and among PFI Subsidiary, Inc., PFI Acquisition
               Corp., Jody B. Vitale, Perfect Fit, General Felt and Foamex.
- ----------------
   (a) Incorporated herein by reference to the Exhibit to the Company's Registration Statement on Form S-1, Registration No. 33-69606.

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

   (u) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex L.P. for the quarterly period ended June 30, 1996.

   (v) Incorporated herein by reference to the Exhibit to the Form 10-Q of JPS Automotive L.P. for the quarterly period ended June 30, 1996.

   (w) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex L.P. reporting an event which occurred on June 11, 1996.

   Certain instruments defining the rights of security holders have been excluded herefrom in accordance with Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

   (b)  The Company filed the following Current Reports on Form 8-K:

        Form 8-K reporting an event that occurred on June 11, 1996 (execution of Perfect Fit Merger Agreement).

        Form 8-K reporting an event that occurred on August 1, 1996 (Sale of Perfect Fit including pro forma financial information).

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FOAMEX INTERNATIONAL INC.


Date:     August 14, 1996               By:     /s/ Kenneth R. Fuette
                                           -------------------------------------
                                           Kenneth R. Fuette
                                           Chief Financial Officer and
                                           Chief Accounting Officer