Form 10-Q
period 1996-09-29
FOAMEX INTERNATIONAL INC
filed 1996-11-13
CIK 912908

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 1996

                         Commission file number 0-22624



                            FOAMEX INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)




           Delaware                                      05-0473908
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification Number)


1000 Columbia Avenue
Linwood, PA                                                 19061
(Address of principal                                    (Zip Code)
executive offices)


Registrant's telephone number, including area code:  (610) 859-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES  [X]    NO [ ]

The number of shares of the registrant's common stock outstanding as of November 1, 1996 was 25,209,362.


                                  Page 1 of 24
                          Exhibit List on Page 16 of 24

                            FOAMEX INTERNATIONAL INC.

                                      INDEX
                                                                            Page

Part I.   Financial Information:

          Item 1.  Financial Statements

            Condensed Consolidated Statements of Operations -
              Thirteen Week and Thirty-Nine Week Periods Ended
              September 29, 1996 and October 1, 1995                         3

            Condensed Consolidated Balance Sheets as of September
              29, 1996 and December 31, 1995                                 4

            Condensed Consolidated Statements of Cash Flows -
              Thirty-Nine Week Periods Ended September 29, 1996
              and October 1, 1995                                            5

            Notes to Condensed Consolidated Financial Statements             6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      11

Part II.  Other Information                                                 16

          Exhibit List                                                      16

          Signatures                                                        24

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

            FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                     13 Week Periods Ended          39 Week Periods Ended
                                                 September 29,    October 1,     September 29,    October 1,
                                                     1996            1995             1996           1995
                                                               (thousands except per share data)
NET SALES                                         $ 236,766         $ 217,036         $ 696,344         $ 651,928

COST OF GOODS SOLD                                  196,806           186,227           582,186           555,257
                                                  ---------         ---------         ---------         ---------

GROSS PROFIT                                         39,960            30,809           114,158            96,671

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                           15,485            15,680            43,207            46,774
                                                  ---------         ---------         ---------         ---------

INCOME FROM OPERATIONS                               24,475            15,129            70,951            49,897

INTEREST AND DEBT ISSUANCE EXPENSE                   13,794            13,142            39,742            39,579

OTHER INCOME, NET                                       501               289             1,003             1,109
                                                  ---------         ---------         ---------         ---------

INCOME FROM CONTINUING OPERATIONS
   BEFORE PROVISION FOR INCOME TAXES                 11,182             2,276            32,212            11,427

PROVISION FOR INCOME TAXES                            3,826             1,299            12,408             5,052
                                                  ---------         ---------         ---------         ---------

INCOME FROM CONTINUING OPERATIONS                     7,356               977            19,804             6,375
                                                  ---------         ---------         ---------         ---------

DISCONTINUED OPERATIONS:

OPERATING INCOME (LOSS) FROM DISCONTINUED
   OPERATIONS, NET OF INCOME TAXES                   (1,863)             (552)             (584)            3,034

LOSS ON DISPOSAL OF DISCONTINUED
   OPERATIONS, NET OF INCOME TAXES                  (71,713)               --          (111,010)               --
                                                  ---------         ---------         ---------         ---------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS          (73,576)             (552)         (111,594)            3,034
                                                  ---------         ---------         ---------         ---------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS             (66,220)              425           (91,790)            9,409

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
   OF DEBT, NET OF INCOME TAXES                        (403)               --              (403)               --
                                                  ---------         ---------         ---------         ---------

NET INCOME (LOSS)                                 $ (66,623)        $     425         $ (92,193)        $   9,409
                                                  =========         =========         =========         =========

EARNINGS (LOSS) PER SHARE:

INCOME FROM CONTINUING OPERATIONS                 $    0.29         $    0.04         $    0.77         $    0.24

INCOME (LOSS) FROM DISCONTINUED OPERATIONS            (2.88)            (0.02)            (4.33)             0.11
                                                  ---------         ---------         ---------         ---------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS               (2.59)             0.02             (3.56)             0.35

EXTRAORDINARY LOSS                                    (0.02)               --             (0.02)               --
                                                  ---------         ---------         ---------         ---------

EARNINGS (LOSS) PER SHARE                         $   (2.61)        $    0.02         $   (3.58)        $    0.35
                                                  =========         =========         =========         =========

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                             25,541            25,950            25,749            26,712
                                                  =========         =========         =========         =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

            FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                     September 29,       December 31,
                                                                         1996                1995
CURRENT ASSETS:                                                                (thousands)
      Cash and cash equivalents                                       $  48,063           $   3,322
      Accounts receivable, net                                          139,634             113,716
      Inventories                                                        90,089              89,952
      Other current assets                                               47,587              48,757
                                                                      ---------           ---------

          Total current assets                                          325,373             255,747

PROPERTY, PLANT AND EQUIPMENT, NET                                      186,498             183,318

COST IN EXCESS OF ASSETS ACQUIRED, NET                                   87,757              89,605

DEBT ISSUANCE COSTS, NET                                                 19,953              22,770

NET ASSETS OF DISCONTINUED OPERATIONS                                    38,184             191,352

OTHER ASSETS                                                             11,338              16,035
                                                                      ---------           ---------

TOTAL ASSETS                                                          $ 669,103           $ 758,827
                                                                      =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
      Short-term borrowings                                           $   5,169           $   2,199
      Current portion of long-term debt                                  16,237               9,281
      Accounts payable                                                   89,630              89,331
      Accrued interest                                                   20,368               9,694
      Other accrued liabilities                                          66,529              58,537
                                                                      ---------           ---------

          Total current liabilities                                     197,933             169,042
                                                                      ---------           ---------

LONG-TERM DEBT                                                          497,159             514,954
                                                                      ---------           ---------

OTHER LIABILITIES                                                        42,345              45,448
                                                                      ---------           ---------

COMMITMENTS AND CONTINGENCIES                                                --                  --
                                                                      ---------           ---------

STOCKHOLDERS' EQUITY (DEFICIT):
      Preferred Stock, par value $1.00 per share:
          Authorized 5,000,000 shares - none issued
      Common Stock, par value $.01 per share:
          Authorized 50,000,000 shares
          Issued 26,751,262 and 26,715,960
            shares, respectively; Outstanding 25,229,362 and
            25,786,260 shares, respectively                                 267                 267
      Additional paid-in capital                                         84,258              84,015
      Accumulated deficit                                              (129,232)            (37,039)
      Other                                                             (10,671)            (10,693)
                                                                      ---------           ---------
                                                                        (55,358)             39,550
      Common Stock held in treasury, at cost;
          1,521,900 shares at September 29, 1996 and 929,700
           shares at December 31, 1995                                  (12,956)             (7,167)
                                                                      ---------           ---------

          Total stockholders' equity (deficit)                          (68,334)             29,383
                                                                      ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $ 669,103           $ 758,827
                                                                      =========           =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

            FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                  39 Week Periods Ended
                                                                               September 29,        October 1,
                                                                                   1996               1995
                                                                                         (thousands)
OPERATING ACTIVITIES:
   Net income (loss)                                                            $ (92,193)          $   9,409
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                                16,861              16,902
      Amortization of debt issuance costs and debt discount                        10,283               9,102
      Loss on disposition of discontinued operations                              108,622                  --
      Changes in operating assets and liabilities, net of acquisitions            (11,212)             (1,238)
      Changes in discontinued operations                                           17,349               2,096
                                                                                ---------           ---------

      Net cash provided by operating activities                                    49,710              36,271
                                                                                ---------           ---------

INVESTING ACTIVITIES:
   Capital expenditures                                                           (14,536)            (17,564)
   Acquisitions, net of cash acquired                                                  --              (7,272)
   Proceeds from sale of discontinued operations                                   45,425                  --
   Discontinued operations investing activities                                    (4,828)            (18,925)
   Other investing activities                                                       1,745               1,549
                                                                                ---------           ---------

      Net cash provided by (used for) investing activities                         27,806             (42,212)
                                                                                ---------           ---------

FINANCING ACTIVITIES:
   Net proceeds from short-term borrowings                                          2,970                 312
   Net repayments of revolving loans                                                   --              (3,000)
   Repayments of long-term debt                                                   (19,034)             (6,997)
   Purchase of treasury stock                                                      (5,789)             (3,547)
   Discontinued operations financing activities                                   (12,184)             (4,178)
   Other financing activities                                                          70                (196)
                                                                                ---------           ---------

      Net cash used for financing activities                                      (33,967)            (17,606)
                                                                                ---------           ---------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                                43,549             (23,547)
                                                                                ---------           ---------

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD:

Continuing operations                                                               3,322              40,827
Discontinued operations                                                             2,840               8,272
                                                                                ---------           ---------

TOTAL CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                           6,162              49,099
                                                                                ---------           ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD:

Continuing operations                                                              48,063              21,535
Discontinued operations                                                             1,648               4,017
                                                                                ---------           ---------

TOTAL CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                             $  49,711           $  25,552
                                                                                =========           =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

            FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   Foamex International Inc.'s (the "Company") condensed consolidated balance sheet as of December 31, 1995 has been condensed from the audited consolidated balance sheet at that date and restated for discontinued operations (see Note 2 below). The condensed consolidated balance sheet as of September 29, 1996, the condensed consolidated statements of operations for the thirteen week and thirty-nine week periods ended September 29, 1996 and October 1, 1995, and the condensed consolidated statements of cash flows for the thirty-nine week periods ended September 29, 1996 and October 1, 1995 have been prepared by the Company and have not been audited by the Company's independent accountants. Also, the condensed consolidated statements of operations for the thirteen week and thirty-nine week periods ended October 1, 1995 and the condensed consolidated statement of cash flows for the thirty-nine week period ended October 1, 1995 have been restated for discontinued operations (see Note 2 below). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows have been included.

   On August 28, 1996, the Company entered into an agreement to sell its partnership interests in JPS Automotive L.P. ("JPS Automotive") (which comprised the automotive textiles segment of the Company and substantially all of the assets of JPS Automotive). On August 1, 1996, the Company consummated the sale of the home comfort products business of Perfect Fit Industries, Inc. ("Perfect Fit") (which comprised the home comfort products segment of the Company and substantially all of the assets of Perfect Fit). Accordingly, the accompanying condensed consolidated financial statements reflects the automotive textiles and home comfort products business segments as discontinued operations. See Note 2 below for further discussion.

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

2. DISCONTINUED OPERATIONS

   On August 28, 1996, the Company entered into an agreement to sell JPS Automotive to a subsidiary of Collins & Aikman Corporation for $220.0 million, subject to final adjustments, which includes the assumption of JPS Automotive's long-term debt. The Company has recorded a loss on disposal of discontinued operations of approximately $68.9 million including an operating loss of $0.8 million during the phase-out period (net of income tax benefit of $32.7 million) relating to the sale of JPS Automotive. The Company expects the sale of JPS Automotive to be consummated prior to December 29, 1996.

   On August 1, 1996, the Company completed the sale of the outstanding common stock of Perfect Fit, a wholly-owned subsidiary, for an adjusted sale price of approximately $45.4 million, subject to post-closing adjustments. In addition, Perfect Fit made approximately $2.0 million of payments against its intercompany loan with Foamex L.P. The sale included substantially all of the net assets of the home comfort products segment with a net book value of approximately $81.9 million. Actual and estimated transaction expenses related to the sale totaled approximately $2.0 million. The Company has recorded a loss on disposal of discontinued operations of approximately $42.1 million including an operating loss of approximately $1.6 million during the phase-out period (net of income tax benefits of $0.9 million) relating to the sale of Perfect Fit. A valuation allowance has been provided for the capital loss relating to the sale of Perfect Fit since the Company has determined that its future capital gain taxable income will more likely not be sufficient to fully recognize the deferred tax asset relating to the capital loss carryforward.

            FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


2. DISCONTINUED OPERATIONS (continued)

   Summary operating results of the Company's discontinued operations were as follows:

                                                       13 Week Periods Ended               39 Week Periods Ended
                                                   September 29,      October 1,      September 29,       October 1,
                                                          1996            1995            1996                1995
                                                                              (thousands)
Sales                                              $  36,540         $  94,880         $ 244,305         $ 310,523

Gross profit                                           3,842            16,514            38,296            55,290

Income (loss) from operations                            729             6,646            17,072            27,440

Interest and debt issuance expense                     3,327             7,037            16,905            21,615

Income (loss) from discontinued operations
   before income taxes                                (2,638)             (410)             (808)            5,628

Provision (benefit) for income taxes                    (775)              142              (224)            2,594

Income (loss) from discontinued operations,
   net of income taxes                                (1,863)             (552)             (584)            3,034

   The Company's discontinued operations include the operations of Perfect Fit through June 1996 and the operations of JPS Automotive through August 1996.

   Net assets of the Company's discontinued operations (excluding intercompany net assets) at September 29, 1996 and December 31, 1995 are as follows:

                                                  September 29,      December 31,
                                                      1996               1995
                                                            (thousands)
Current assets                                      $ 72,402          $ 99,826

Property, plant and equipment, net                   114,757           142,863

Cost in excess of assets acquired, net               158,537           202,020

Other assets                                           8,089             9,675
                                                    --------          --------

   Total assets                                      353,785           454,384
                                                    --------          --------

Current liabilities                                   46,056            47,323

Long-term debt                                       189,781           204,463

Other liabilities                                      3,999             3,999
                                                    --------          --------

   Total liabilities                                 239,836           255,785
                                                    --------          --------

Minority interest                                      7,694             7,247
                                                    --------          --------

Net assets                                           106,255           191,352

Estimated loss from sale of JPS Automotive            68,071                --
                                                    --------          --------

Net assets of discontinued operations               $ 38,184          $191,352
                                                    ========          ========

            FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


3. INVENTORIES

   The components of inventories consist of:

                                       September 29,     December 31,
                                           1996             1995
                                                (thousands)
     Raw materials and supplies          $49,774          $49,963
     Work-in-process                      13,727           14,451
     Finished goods                       26,588           25,538
                                         -------          -------

        Total                            $90,089          $89,952
                                         =======          =======

4. EARNINGS (LOSS) PER SHARE

   Earnings (loss) per share is calculated by dividing net income by the weighted average shares of common stock outstanding. For 1996, common stock equivalents have been included in the weighted average shares of common stock outstanding and amounted to approximately 300,000 shares. For 1995, common stock equivalents have not been included in the weighted average shares of common stock outstanding since the effect would be antidilutive.

5. LONG-TERM DEBT

   The Company used approximately $12.0 million of the net proceeds from the sale of Perfect Fit to repay bank term loan borrowings on August 1, 1996. In addition, on September 23, 1996, Foamex L.P. offered to redeem approximately $29.8 million of its public debt at 101% of the principal amount using available proceeds from the Perfect Fit sale. As of October 31, 1996, the date the offer expired, approximately $11.0 million of Foamex L.P. public debt was tendered for redemption and has been classified as current in the condensed consolidated balance sheet as of September 29, 1996. On November 8, 1996, Foamex L.P. issued a supplemental offer to redeem up to an additional $18.8 million of its public debt at 101% of the principal amount.

   In connection with the sale of JPS Automotive, on October 7, 1996, the Company solicited from the holders of the Senior Secured Discount Debentures due 2004 (the "Debentures") a waiver of certain provisions of the indenture pursuant to which the Debentures were issued. As of October 23, 1996, the Company had received waivers from holders of 100% of the outstanding principal amount of Debentures.

6. ENVIRONMENTAL MATTERS  (TO BE UPDATED)

   The Company has reported to appropriate state authorities that it has found soil and groundwater contamination in excess of state standards at three facilities and soil contamination in excess of state standards at four other facilities. The Company has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. As of September 29, 1996, the Company has environmental accruals of approximately $1.2 million for the remaining potential remediation costs for these facilities based on engineering estimates.

   Federal regulations require that by 1998 all underground storage tanks ("USTs") be removed or upgraded in most states to meet applicable standards. The Company, like many other companies engaged in manufacturing, has USTs that will require removal. Due to the age of many of the Company's approximately twelve storage tanks, leakage has occurred from a few of these USTs resulting in soil and possibly groundwater contamination. The Company has accrued costs of $0.5 million based on engineering estimates that the cost of removing the tanks and remediation costs associated therewith ranges from approximately $0.4 million to $1.1 million. However, the full extent of contamination and, accordingly, the actual cost of such remediation cannot be predicted with any degree of certainty at this time. The Company believes that its USTs do not pose a significant risk of environmental liability because of the Company's monitoring practices for USTs and conditional approval for permanent in-place closure for certain USTs. However, there can be no assurance that such USTs will not result in significant environmental liability in the future. Foamex L.P. has been designated as a

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)



6. ENVIRONMENTAL MATTERS (continued)

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

   As of September 29, 1996, the recorded environmental liability amounts to $5.1 million, $1.2 million of which is included in current liabilities. In addition, the Company has a receivable of $0.6 million, net of an allowance of approximately $1.0 million relating to potential disagreements regarding the scope of indemnification for environmental liabilities from the former owners of Foamex L.P., which is included in current assets. The Company believes that realization of the receivable established for indemnification is probable.

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

7. LITIGATION

   As of November 11, 1996, Foamex L.P. and Trace International Holdings Inc. ("Trace Holdings") were two of multiple defendants in actions filed on behalf of approximately 4,800 persons in various United States federal and state courts and one Canadian provincial court by recipients of breast implants, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Five of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 2,600 residents of Australia, New Zealand, England, and Ireland. During 1995, Foamex L.P. and Trace Holdings were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final. In addition, two of the cases filed on behalf of approximately 900 foreign plaintiffs were dismissed on the grounds that the cases could not be brought in the United States courts. This decision is subject to appeal. Foamex L.P. believes that the number of suits and claimants may increase. Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from Foamex L.P. or Trace Holdings. Neither Foamex L.P. nor Trace Holdings recommended, authorized or approved the use of its foam for these purposes. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with the general counsel of Trace Holdings, management believes that the disposition of matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either Foamex L.P.'s or Trace Holdings' consolidated financial position or results of operations. In addition, Foamex L.P. is also indemnified by Trace Holdings for any such liabilities relating to foam manufactured prior to the capitalization of Foamex L.P. in October 1990. Although Trace Holdings has paid Foamex L.P.'s litigation expenses, pursuant to such indemnification, and management believes Trace Holdings will be in a position to continue to pay such expenses, there can be no assurance that Trace Holdings will be able to continue to provide such

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7. LITIGATION (continued)

indemnification. Based on information available at this time with respect to the potential liability, the Company believes that the proceedings should not ultimately result in any liability that would have a material adverse effect on the financial position or results of operations of the Company. If management's assessment of Foamex L.P.'s liability with respect to these actions is incorrect, such actions could have a material adverse effect on the Company.

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

8. RELATED PARTY TRANSACTION

   On July 7, 1996, Trace Holdings issued to Foamex L.P. a promissory note for $4.4 million in principal amount plus accrued interest of $0.4 million, which is an extension of a promissory note of Trace Holdings that was due in July 1996. The promissory note is due and payable on demand or, if no demand is made, July 7, 1997, and bears interest at 9.5%, payable quarterly in arrears commencing October 1, 1996. The promissory note is included in other stockholders' equity (deficit).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Foamex International Inc. (the "Company") operates in the polyurethane foam products business segment which consists of its largest subsidiary Foamex L.P., together with Foamex L.P.'s wholly-owned subsidiaries, General Felt Industries, Inc., Foamex Fibers, Inc., Foamex Canada Inc. ("Foamex Canada"), and Foamex Latin America, Inc. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto of the Company included in this report.

   On August 28, 1996, the Company entered into an agreement to sell its partnership interests in JPS Automotive L.P. ("JPS Automotive") (which comprised the automotive textiles segment of the Company and substantially all of the assets of JPS Automotive). The Company expects the sale of JPS Automotive to be consummated prior to December 29, 1996. On August 1, 1996, the Company consummated the sale of the home comfort products business of Perfect Fit Industries, Inc. ("Perfect Fit") (which comprised the home comfort products segment of the Company and substantially all of the assets of Perfect Fit). Accordingly, the accompanying condensed consolidated financial statements reflects the automotive textiles and home comfort products business segments as discontinued operations. See Note 2 to the condensed consolidated financial statements for further discussion.

   The Company's automotive foam customers are predominantly automotive original equipment manufacturers or other automotive suppliers. As such, the sales of these product lines are directly related to the overall level of passenger car and light truck production in North America. Also, the Company's sales are sensitive to sales of new and existing homes, changes in personal disposable income and seasonality. The Company typically experiences two seasonally slow periods during each year, in early July and in late December, due to scheduled plant shutdowns and holidays.

13 Week Period Ended September 29, 1996 Compared to 13 Week Period Ended October 1, 1995

Results of Operations

   Net sales for 1996 were $236.8 million as compared to $217.0 million in 1995, an increase of $19.8 million or 9.1%. Carpet cushion net sales for 1996 increased 13.4% to $77.0 million from $67.9 million in 1995 primarily due to increased selling prices late in the second quarter of 1996, as well as increased shipments of certain carpet cushion products. Cushioning foam net sales for 1996 increased 4.5% to $86.0 million from $82.3 million in 1995 primarily due to an increase in net sales volume from both new and existing customers using bedding related products, as well as increased selling prices initiated at the beginning of 1996. Automotive foam net sales for 1996 increased 8.5% to $55.9 million from $51.5 million in 1995 primarily due to a continued increase in net sales of tri-laminates and composite headliners and increased selling prices initiated at the beginning of 1996. Technical foam net sales for 1996 increased 17.0% to $17.9 million from $15.3 million for 1995 primarily due to increased selling prices and increased net sales volume.

   Gross profit as a percentage of net sales increased to 16.9% for 1996 from 14.2% in 1995 primarily due to selling price increases and improved material and production efficiencies.

   Income from operations increased to $24.5 million for 1996 from $15.1 million in 1995 primarily due to improved gross profit margins as discussed above. Selling, general and administrative expenses were consistent for 1996 and 1995, however, decreased as a percentage of net sales to 6.5% for 1996 from 7.2% in 1995. This decrease was primarily the result of the restructuring and operational plans implemented in late 1995.

   Income from continuing operations increased to $7.4 million or $0.29 per share for 1996 as compared to $1.0 million or $0.04 per share in 1995. The increase is primarily due to the reasons cited above and a decrease in the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


average weighted shares outstanding resulting from the purchase of treasury stock offset by an increase in interest and debt issuance expense of $0.7 million. The increase in interest and debt issuance expense is primarily due to
(i) the inclusion in 1996 continuing operations of interest expense on the $29.8 million of public debt that the Company has offered to redeem (see Note 5 to the condensed consolidated financial statements); whereas for the 1995 period, this interest expense was allocated to discontinued operations (ii) offset by favorable results from interest rate swap agreements. The effective income tax rate for continuing operations decreased to 34.2% for 1996 from 57.1% in 1995 primarily due to the income tax benefit associated with the reversal of income tax valuation allowances and the relationship of permanent differences for income tax purposes to income from continuing operations.

   The loss from discontinued operations totaling $73.6 million for 1996 primarily relates to the estimated loss on the expected sale of JPS Automotive, the sale of Perfect Fit which was completed on August 1, 1996, and the operating loss of both entities for the periods presented. See notes to condensed consolidated financial statements for further discussion.

   The extraordinary loss on early extinguishment of debt of $0.4 million (net of income tax benefits of $0.3 million) relates to the write-off of debt issuance costs associated with the early extinguishment of $12.0 million of bank term loan borrowings.

   Operating results for 1996 are expected to be influenced by various internal and external factors. These factors include, among other things, (i) the implementation of an operational plan to improve the profitability of the foam products segment, (ii) the completion of the consolidation of thirteen foam production, fabrication or branch locations, (iii) the potential reduction of long-term debt with substantially all of the proceeds from the sale of the home comfort products segment and from the expected sale of the automotive textiles segment, (iv) additional raw material price increases, if any, by the Company's chemical suppliers and (v) the Company's success in passing on to its customers selling price increases to recover previous raw material cost increases.(1)

39 Week Period Ended September 29, 1996 Compared to 39 Week Period Ended October 1, 1995

Results of Operations

   Net sales for 1996 were $696.3 million as compared to $651.9 million in 1995, an increase of $44.4 million or 6.8%. Carpet cushion net sales for 1996 increased 4.7% to $217.2 million from $207.5 million for 1995 primarily due to increased selling prices late in the second quarter of 1996 offset by a decrease in net sales volume during the first quarter of 1996. Cushioning foam net sales for 1996 increased 7.6% to $252.0 million from $234.2 million in 1995 primarily due to increased net sales volume from both new and existing customers using bedding related products, increased selling prices initiated at the beginning of 1996 and the April 1995 acquisition of a company which manufacturers cushioning products. Automotive foam net sales for 1996 increased 8.0% to $175.2 million from $162.2 million in 1995 primarily due to a continued increase in net sales of tri-laminates and composite headliners and increased selling prices initiated at the beginning of 1996. Technical foam net sales for 1996 increased 8.1% to $51.9 million from $48.0 million in 1995 primarily due to increased selling prices and increased net sales volume.

   Gross profit as a percentage of net sales increased to 16.4% for 1996 from 14.8% in 1995 primarily due to selling price increases and improved material and production efficiencies.

   Income from operations increased to $71.0 million for 1996 from $49.9 million in 1995 primarily due an increase in gross profit margins as discussed above and a decrease in selling, general and administrative expenses of $3.6 million for 1996 as compared to 1995. The decrease in selling, general and administrative expenses is the result of reductions in salary, traveling and professional costs.


(1) This paragraph contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth on Page 5 of the Company's Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Income from continuing operations increased to $19.8 million or $0.77 per share for 1996 as compared to $6.4 million or $0.24 per share in 1995. The increase is primarily due to the reasons cited above and a decrease in the average weighted shares outstanding resulting from the purchase of treasury stock offset by an increase in interest and debt issuance expense of $0.2 million. The increase in interest and debt issuance expense is primarily due to
(i) the inclusion in 1996 continuing operations of two months of interest expense on the $29.8 million of public debt that the company has offered to redeem (see Note 5 to the condensed consolidated financial statements); whereas for the 1995 period, this interest expense was allocated to discontinued operations (ii) offset by favorable results from interest rate swap agreements. The effective income tax rate for continuing operations decreased to 38.5% for 1996 as compared to 44.2% in 1995 primarily due to the income tax benefit associated with the reversal of income tax valuation allowances and the relationship of permanent differences for income tax purposes to income from continuing operations.

   The loss from discontinued operations totaling $111.6 million for 1996 primarily relates to the estimated loss on the sale of JPS Automotive, the sale of Perfect Fit which was completed on August 1, 1996, and the operating loss of both entities for the periods presented. See notes to condensed consolidated financial statements for further discussion.

   The extraordinary loss on early extinguishment of debt of $0.4 million (net of income tax benefits of $0.3 million) relates to the write-off of debt issuance costs associated with the early extinguishment of $12.0 million of bank term loan borrowings.

   Operating results for 1996 are expected to be influenced by various internal and external factors. These factors include, among other things, (i) the implementation of an operational plan to improve the profitability of the foam products segment, (ii) the completion of the consolidation of thirteen foam production, fabrication or branch locations, (iii) the potential reduction of long-term debt with substantially all of the proceeds from the sale of the home comforts products segment and from the expected sale of the automotive textiles segment, (iv) additional raw material price increases, if any, by the Company's chemical suppliers and (v) the Company's success in passing on to its customers selling price increases to recover previous raw material cost increases.(1)

Liquidity and Capital Resources

   Liquidity

   The Company's operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures of the operating subsidiaries. The Company believes that cash flow from operating activities, cash on hand and periodic borrowings under Foamex L.P.'s revolving credit agreement, if necessary, will be adequate to meet operating cash requirements. The ability to meet the operating cash requirements of Foamex L.P. could be impaired if Foamex L.P. were to fail to comply with any of the covenants contained in the Foamex L.P. credit facility (the "Foamex L.P. Credit Facility") and such noncompliance was not cured by Foamex L.P. or waived by the lenders. Foamex L.P. was in compliance with the covenants as of September 29, 1996 and expects to be in compliance with the covenants for the foreseeable future. The ability of Foamex L.P. to make distributions to the Company is restricted by the terms of its financing agreement; therefore, the Company is not expected to have access to the cash flow generated by Foamex L.P. for the foreseeable future.

   Cash and cash equivalents increased $43.5 million during 1996 to $48.1 million at September 29, 1996 from $3.3 million at December 31, 1995 primarily due to the net proceeds received from the sale of Perfect Fit and improved

(1) This paragraph contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth on Page 5 of the Company's Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


operating results for 1996 as compared to 1995. Working capital increased $40.7 million during 1996 to $127.4 million at September 29, 1996 from $86.7 million at December 31, 1995 primarily due to the net proceeds received on the sale of Perfect Fit and improved results from continuing operations. The net operating assets and liabilities (comprised of accounts receivable, inventories and accounts payable) increased $25.8 million to $140.1 million at September 29, 1996 from $114.3 million at December 31, 1995 primarily due to an increase in accounts receivable. The increase in accounts receivable was primarily due to an increase in net sales for September 1996 as compared to December 1995. Inventories and accounts payable as of September 29, 1996 were fairly consistent with December 31, 1995.

   Cash Flow from Operating Activities

   Cash flow from operating activities was $49.7 million and $36.3 million for 1996 and 1995, respectively. Cash flow from operating activities increased for 1996 as compared to 1995 primarily due to improved results from continuing operations and changes in the assets and liabilities of discontinued operations offset by a use of cash for operating assets and liabilities.

   Cash Flow from Investing Activities

   During 1996, the Company spent approximately $14.5 million on capital expenditures and expects to maintain spending for capital expenditures at this level for the foreseeable future.

   On August 1, 1996, the Company consummated the Perfect Fit sale and received approximately $45.4 million in cash sales proceeds, subject to post-closing adjustments.

   Cash Flow from Financing Activities

   As of September 29, 1996, there were no outstanding revolving credit borrowings under the Foamex L.P. Credit Facility with unused availability of approximately $33.3 million.

   Borrowings by Foamex Canada as of September 29, 1996 were $3.7 million under a revolving credit agreement with unused availability of approximately $0.8 million.

   During the Company used approximately $12.0 million of the net proceeds from the sale of Perfect Fit to repay bank term loan borrowings.

   During the thirty-nine week period ended September 29, 1996, the Company purchased 592,200 shares of its common stock for an aggregate cost of $5.8 million under programs authorized by the Board of Directors to purchase up to
3.0 million shares of the Company's common stock.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Also, Foamex L.P. has an interest rate swap agreement, as amended, for a notional amount of $150.0 million through December 1999. Under this agreement, Foamex L.P. has made variable payments based on LIBOR with a cap of 5.5% and a floor of 4.75% per annum for the six months ended in June 1995, variable payments based on LIBOR with a floor of 4.75% per annum for the six months ended in December 1995 and fixed payments at a rate of 5.81% per annum for the six months ended in June 1996 and is obligated to make fixed payments at a rate of 5.81% per annum, for the remainder of the agreement, in exchange for variable payments by the swap partner at the rate of LIBOR plus 0.80% per annum for the six months ended in June 1995, LIBOR plus 0.72% per annum for the six months ended in December 1995, LIBOR plus 2.45% per annum for the six months ended in June 1996, LIBOR plus 2.39% per annum for the six months ended in December 1996, the lower of 12.34% per annum less LIBOR or 7.34% per annum for the six months ended in June 1997 and December 1997 and 12.34% per annum less LIBOR for the remainder of the term of the agreement, payable semiannually in arrears. The swap partner has the ability to terminate the swap agreement in December 1997. Foamex L.P. is exposed to credit loss in the event of nonperformance by the swap partner; however, the occurrence of this event is not anticipated. Interest expense will be subject to fluctuations in LIBOR. The effect of the two interest rate swaps described above was a favorable adjustment to interest expense of $0.9 million and $0.2 million for the thirteen week periods and $2.8 million and $0.9 million for the thirty-nine week periods ended September 29, 1996 and October 1, 1995, respectively.

Environmental Matters

   The Company is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with the Company's compliance with such laws and regulations did not have a material adverse effect on operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by the Company in connection with environmental matters as of September 29, 1996 was $5.1 million. In addition, as of September 29, 1996, the Company has a receivable of $0.6 million, net of $1.0 million allowance relating to potential disagreements regarding the scope of the indemnification for environmental liabilities from former owners. Although it is possible that new information or future developments could require the Company to reassess its potential exposure to all pending environmental matters, including those described in the footnotes to the Company's condensed consolidated financial statements, management believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position.

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

Part II - Other Information

Item 1.   Legal Proceedings

          Reference is made to the description of the legal proceedings contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and in the Company's Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 1996 and June 30, 1996.

          The information from Notes 6 and 7 of the condensed consolidated financial statements of the Company as of September 29, 1996 (unaudited) is incorporated herein by reference.

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

4.6(b)    - Subsidiary Pledge Agreement, dated as of June 3, 1993, by General
            Felt in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.7(b)    - Company Security Agreement, dated as of June 3, 1993, by Foamex L.P.
            and FCC in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.8(b)    - Subsidiary Security Agreement, dated as of June 3, 1993, by General
            Felt in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.9(b)    - Collateral Assignment of Patents and Trademarks, dated as of June 3,
            1993, by Foamex L.P. in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.10(b)   - Collateral Assignment of Patents and Trademarks, dated as of June 3,
            1993, by FCC in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.11(b)   - Collateral Assignment of Patents and Trademarks, dated as of June 3,
            1993, by General Felt in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.12(a)   - Pledge Agreement of Perfect Fit, dated November 18, 1993, in connection with the Senior Secured Notes.
4.13(c)   - Indenture, dated as of October 13, 1992, among Foamex L.P., FCC, and
            The Connecticut National Bank, as trustee, relating to $150,000,000 principal amount of 11 1/4% Senior Notes due 2002, including form of Senior Note.
4.14(d)   - First Supplemental Indenture, dated as of March 23, 1993, among
            Foamex L.P. and FCC, as joint and several obligors, General Felt, as Guarantor, and Shawmut Bank Connecticut, National Association (formerly The Connecticut National Bank) ("Shawmut Connecticut"), as trustee, relating to the Senior Notes.
4.15(a)   - Second Supplemental Indenture, dated as of November 18, 1993, among
            Foamex L.P. and FCC, as Issuers, General Felt and Perfect Fit, as Guarantors, and Shawmut Connecticut, as trustee, relating to the Senior Notes.
4.16(a)   - Third Supplemental Indenture, dated as of December 14, 1993, among
            Foamex L.P. and FCC, as Issuers, the Company, General Felt and Perfect Fit, as Guarantors, and Shawmut Connecticut, as trustee, relating to the Senior Notes.
4.17(m)   - Fourth Supplemental Indenture, dated as of October 31, 1994, among
            Foamex L.P. and FCC as Issuers, the Company as Parent Guarantor, General Felt and Perfect Fit as Guarantors, and Shawmut Connecticut, as Trustee, relating to the Senior Notes.
4.17.1(u) - Fifth Supplemental Indenture, dated as of August 1, 1996, by and among Foamex L.P. and Foamex Capital Corporation, as Issuers, Foamex International Inc., as parent guarantor, General Felt Industries, Inc., as guarantor, Perfect Fit Industries, Inc., as withdrawing guarantor, and Fleet National Bank, as Trustee, relating to the Senior Notes.
4.18(c)   - Indenture, dated as of October 13, 1992, among Foamex L.P., FCC and
            Shawmut, as trustee, relating to $126,000,000 principal amount of 117/8% Senior Subordinated Debentures due 2004, including form of Senior Subordinated Debenture.
4.19(d)   - First Supplemental Indenture, dated as of March 23, 1993, among
            Foamex L.P. and FCC, as joint and several obligors, General Felt, as Guarantor, and Shawmut, as trustee, relating to the Senior Subordinated Debentures.
4.20(a)   - Second Supplemental Indenture, dated as of November 18, 1993, among
            Foamex L.P. and FCC, as Issuers, General Felt and Perfect Fit, as Guarantors, and Shawmut, as trustee, relating to the Senior Subordinated Debentures.
4.21(b)   - Third Supplemental Indenture, dated as of December 14, 1993, among
            Foamex L.P. and FCC, as Issuers, the Company, General Felt and Perfect Fit, as Guarantors, and Shawmut, as trustee, relating to the Senior Subordinated Debentures.
4.21.1(u) - Fourth Supplemental Indenture, dated as of August 1, 1996, by and among Foamex L.P. and Foamex Capital Corporation, as Issuers, Foamex International Inc., as parent guarantor, General Felt Industries, Inc., as guarantor, Perfect Fit Industries, Inc., as withdrawing guarantor, and Fleet National Bank, as Trustee, relating to the Subordinated Debentures.

4.22(i)   - Indenture, dated as of June 28, 1994, among FJPS and FJCC, as
            Issuers, Foamex International Inc., as guarantor, and Shawmut Connecticut, as trustee, relating to $116,745,000 principal amount of Senior Secured Discount Debentures due 2004, including form of Senior Secured Discount Debenture.
4.23(m)   - Pledge Agreement, dated as of June 28, 1994, made by FJPS in favor of Shawmut, as collateral agent for the holders of the Senior Secured Discount Debentures.
4.24(i)   - Senior Note, dated June 28, 1994, in the aggregate principal amount of $87,943,103.14 due July 1, 2006, executed by FJPS to Foamex L.P.
4.25(m)   - Pledge Agreement, dated as of June 28, 1994, among FJPS in favor of
            Foamex L.P. to secure its obligations under its Senior Note due
            2006.
4.26(m)   - Pledge Agreement, dated as of June 28, 1994, made by JPS Automotive
            L.P. in favor of Foamex L.P. to secure FJPS's obligations under its Senior Note due 2006.
4.27(g)   - Indenture, between Products Corp. and Shawmut Connecticut, as
            Trustee, relating to $180,000,000 principal amount of 111/8% Senior Notes due 2001 (the "JPS Automotive Senior Notes"), including form of the JPS Automotive Senior Note.
4.28(j)   - First Supplemental Indenture, dated as of October 5, 1994, between
            Products Corp., JPS Automotive L.P., and Shawmut Connecticut, as Trustee, relating to the JPS Automotive Senior Notes due 2001.
4.29(u)   - Commitment letter, dated July 9, 1996, from The Bank of Nova
            Scotia to Foamex Canada Inc.
4.30(u)   - Third Amended and Restated Credit Agreement, dated as of July 30,
            1996, among Foamex L.P., General Felt, Trace Foam, FMXI, Citibank, N.A., The Bank of Nova Scotia, the institutions from time to time parties thereto as lenders, the institutions parties thereto as issuing banks and Citibank, N.A. and The Bank of Nova Scotia, as Administrative Agents (the "Credit Agreement").
4.31(x)   - First Amendment to Third Amended and Restated Credit Agreement,
            dated September 30, 1996, among Foamex L.P., General Felt, Trace Foam, FMXI, Citibank, N.A., The Bank of Nova Scotia, the institutions from time to time parties thereto as lenders, the institutions parties thereto as issuing banks and Citibank, N.A. and The Bank of Nova Scotia, as Administrative Agents.
4.32(a)   - Guaranties, dated November 18, 1993, executed by each of Foamex
            L.P., General Felt, and Perfect Fit, as guarantor, respectively, in favor of Citibank, N.A., as Administrative Agent, for the ratable benefit of the lenders and the issuing banks, guaranteeing the obligations of one another under the Credit Agreement.
4.33(a)   - Guaranty, dated November 18, 1993, executed by FCC in favor of
            Citibank, N.A., as Administrative Agent, for the ratable benefit of the lenders and the issuing banks, guaranteeing the obligations of Foamex L.P., General Felt, and Perfect Fit under the Credit Agreement.
4.34(i)   - Amended and Restated Guaranty, dated as of June 28, 1994, executed by the Company in favor of Citibank, N.A. and The Bank of Nova Scotia, as Administrative Agents, for the ratable benefit of the lenders and the issuing banks under the Credit Agreement.
4.35(t)   - First Amendment to Amended and Restated Guaranty, dated June 30,
            1995, executed by the Company in favor of Citibank, N.A. and The Bank of Nova Scotia, as Administrative Agents, for the ratable benefit of the lenders and the issuing banks under the Credit Agreement.
4.36(t)   - Second Amendment to Amended and Restated Guaranty, dated February
            27, 1996, executed by the Company in favor of Citibank, N.A. and The Bank of Nova Scotia, as Administrative Agents, for the ratable benefit of the lenders and the issuing banks under the Credit Agreement.
4.37(a)   - Security Agreements, dated November 18, 1993, executed by each of
            Foamex L.P., General Felt, Perfect Fit, and FCC, respectively, and Citibank N.A., as Administrative Agent for the lenders and the issuing banks under the Credit Agreement.
4.38(i)   - Amendatory Agreement, dated as of June 28, 1994, among Foamex
            L.P., General Felt, Perfect Fit, FCC, and Citibank, N.A., as collateral agent under the Credit Agreement.
4.39.1(u) - Amendatory Agreement, dated as of July 30, 1996, among Foamex
            L.P., General Felt Industries, Inc., Foamex Capital Corporation, and Citibank N.A., as collateral agent under the Credit Agreement.

4.40(a)   - Intercreditor Agreement, dated as of November 18, 1993, by and between Citibank, N.A., as Administrative Agent under the Credit Agreement and Shawmut, as trustee under the Foamex L.P. Senior Secured Note Indenture.
4.41(j)   - Amended and Restated Credit Agreement, dated October 5, 1994, by and among, Products Corp., JPS Automotive, JPSGP Inc., the institutions party thereto as Lenders, the institutions party thereto as Issuing Banks, and Citibank, N.A. and The Bank of Nova Scotia.
4.42(m)   - First Amendment to the Amended and Restated Credit Agreement of
            JPS Automotive, dated as of November 11, 1994.
4.43(m)   - Second Amendment to the Amended and Restated Credit Agreement of
            JPS Automotive, dated as of February 8, 1995.
4.44(s)   - Third Amendment to the Amended and Restated Credit Agreement of
            JPS Automotive, dated as of February 27, 1996.
4.45.1(u) - Fourth Amendment to the Amended and Restated Credit Agreement of
            JPS Automotive, dated as of June 19, 1996.
4.46(a)   - Subordinated Promissory Note, dated as of May 6, 1993, in the original principal amount of $7,014,864 executed by Foamex L.P. to Rallis.
4.47(a)   - Marely Loan Commitment Agreement, dated as of December 14, 1993, by and between the Company and Marely.
4.48(a)   - DLJ Loan Commitment Agreement, dated as of December 14, 1993, by and between the Company and DLJ Funding.
4.49(u)   - Promissory Note, dated July 7, 1996, in the aggregate principal amount of $4,372,516 executed by Trace Holdings to Foamex L.P.
10.1(a)   - Registration Rights Agreement, dated as of December 14, 1993, by and among the Company and GBNY and, for certain limited purposes as set forth therein, Trace Holdings and Trace Foam.
10.2(a)   - Registration Rights Agreement, dated as of December 14, 1993, by and among the Company and RFC and, for certain limited purposes as set forth therein, Trace Holdings and Trace Foam.
10.3(a)   - Registration Rights Agreement, dated as of December 14, 1993, by and between the Company and Rallis.
10.4(a)   - Registration Rights Agreement, dated as of December 14, 1993, by and among the Company and DLJ Funding and, for certain limited purposes as set forth therein, Trace Holdings and Trace Foam.
10.5(a)   - Registration Rights Agreement, dated as of December 14, 1993, by and between the Company and FCD Sub, Inc.
10.6(a)   - Registration Rights Agreement, dated as of December 14, 1993, by and among the Company and Marely and, for certain limited purposes as set forth therein, Trace Holdings and Trace Foam.
10.7(a)   - Registration Rights Agreement, dated as of December 14, 1993, by and between the Company and Trace Foam.
10.8(a)   - Registration Rights Agreement, dated as of December 14, 1993, by and between the Company and Trace Holdings.
10.9(a)   - Registration Rights Agreement, dated as of November 18, 1993, by and among the Company and the Investors which are signatories thereto.
10.10(i)  - Warrant Registration Rights Agreement, dated as of June 28, 1994, by and among the Company, DLJ and Smith Barney Inc.
10.11(i)  - Senior Secured Discount Debenture Registration Rights Agreement,
            dated as of June 28, 1994, among FJPS, FJCC, Holdings, DLJ, and Smith Barney Inc.
10.12(h)  - Warrant Agreement, dated as of June 28, 1994, between the Company and Shawmut Bank.
10.13(b)  - Interest Rate and Currency Exchange Agreement, dated as of June
            14, 1993, among Foamex L.P., FCC, and Salomon Brothers Holdings Company Inc ("Salomon Holdings").
10.14(m)  - Swap Agreement, dated as of March 31, 1994, and amended in
            November 1994, by and between Foamex L.P., and Citibank, N.A. 10.15(t) - Amended Confirmation Letter Agreement, dated as of February 2,
            1996, by and between Foamex L.P. and Citibank, N.A.

10.15.1(u)- Amended Confirmation Letter Agreement, dated May 29, 1996, by and between Foamex L.P. and Citibank, N.A.
10.16(b)  - Revised Swap Transaction Letter Agreement, dated as of June 10,
            1993, among Foamex L.P., FCC and Salomon Holdings.
10.17(g)  - Swap Agreement, dated as of June 30, 1994, by and between JPS
            Automotive and Citibank, N.A.
10.18(p)  - Revised Swap Transaction Letter Agreement, dated May 11, 1995, among JPS Automotive Products Corporation, JPS Automotive, and Citibank, N.A.
10.19(y)  - Revised Confirmation of Interest Rate Swap Termination, dated
            September 25, 1996, by and between JPS Automotive and Citibank, N.A. 10.20(d) - Reimbursement Agreement, dated as of March 23, 1993, between Trace
            Holdings and General Felt.
10.21(d)  - Shareholder Agreement, dated December 31, 1992, among Recticel,
            s.a., Recticel Holding Noord B.V., Foamex L.P., Beamech Group Limited, LME-Beamech, Inc., James Brian Blackell, and Prefoam AG relating to foam technology sharing arrangement.
10.22(e)  - Asset Transfer Agreement, dated as of October 2, 1990, between
            Trace Holdings and the Foamex L.P. (the "Trace Holdings Asset Transfer Agreement").
10.23(e)  - First Amendment, dated as of December 19, 1991, to the Trace
            Holdings Asset Transfer Agreement.
10.24(e)  - Amended and Restated Guaranty, dated as of December 19, 1991, made by Trace Foam in favor of Foamex L.P.
10.25(e)  - Asset Transfer Agreement, dated as of October 2, 1990, between RFC and Foamex L.P. (the "RFC Asset Transfer Agreement").
10.26(e)  - First Amendment, dated as of December 19, 1991, to the RFC Asset
            Transfer Agreement.
10.27(e)  - Schedule 5.03 to the RFC Asset Transfer Agreement (the "5.03
            Protocol").
10.28(d)  - The 5.03 Protocol Assumption Agreement, dated as of October 13,
            1992, between RFC and Foamex L.P.
10.29(d)  - Letter Agreement between Trace Holdings and Recticel regarding the
            Recticel guaranty, dated as of July 22, 1992.
10.30(i)  - Supply Agreement, dated June 28, 1994, between Foamex L.P. and the
            Company.
10.31(i)  - First Amended and Restated Tax Sharing Agreement, dated as of
            December 14, 1993, among Foamex L.P., Trace Foam, FMXI, and the Company.
10.32(i)  - Tax Sharing Agreement, dated as of June 28, 1994, among FJPS and the Company.
10.33(d)  - Trace Foam Management Agreement between Foamex L.P. and Trace
            Foam, dated as of October 13, 1992.
10.34(i)  - Affirmation Agreement re: Management Agreement, dated as of
            December 14, 1993 between Foamex L.P. and Trace Foam.
10.35(r)  - Aircraft Purchase Agreement, dated as of August 22, 1995, by and between Trace Aviation and Foamex Aviation.
10.36(r)  - Aircraft Sale, Lease and Operating Agreement, dated as of August
            22, 1995, by and between Trace Aviation and Trace Holdings.
10.37(r)  - Assumption/Aircraft Security Agreement, dated as of August 22,
            1995, by and between Foamex Aviation and the CIT Group/Equipment Financing, Inc. ("CIT Group").
10.38(r)  - Collateral Assignment of Aircraft Leases and Aircraft Use
            Agreements, dated as of August 22, 1995, by and between Foamex Aviation and CIT Group.
10.39(r)  - Guaranty by the Company in favor of CIT Group, dated as of August
            22, 1995.
10.40(r)  - Aviation Guaranty Indemnity Agreement, dated as of August 22,
            1995, by and between the Company and Trace Holdings.
10.41(e)  - Salaried Incentive Plan of Foamex L.P. and Subsidiaries.
10.42(e)  - Trace Holdings 1987 Nonqualified Stock Option Plan.
10.43(e)  - Equity Growth Participation Program.
10.44(m)  - General Felt Industries, Inc. Retirement Plan for Salaried
            Employees, effective as of January 1, 1995.

10.45(e)  - Foamex L.P. Salaried Retirement Plan (formerly known as the Foamex
            L.P. Products, Inc. Salaried Employee Retirement Plan), as amended, effective July 1, 1984.
10.46(e)  - Foamex L.P. 401(k) Savings Plan dated January 1, 1989.
10.47(q)  - Foamex/GFI 401(k) Savings Plan dated July 1, 1995.
10.48(a)  - The Company's 1993 Stock Option Plan.
10.49(a)  - The Company's Non-Employee Director Compensation Plan.
10.50(s) - Hourly Employees' Pension Plan of JPS Automotive Products Corp. 10.51(s) - Retirement Pension Plan for Employees of JPS Automotive L.P. 10.52(p) - Savings, Investment and Profit Sharing Plan of JPS Automotive
            L.P., dated October 6, 1994.
10.53(p)  - First Amendment to Savings, Investment and Profit Sharing Plan of
            JPS Automotive L.P., dated July 26, 1995.
10.54(a)  - Employment Agreement, dated as of May 6, 1993, by and between
            Foamex L.P. and Rallis.
10.55(f)  - Employment Agreement, dated as of February 1, 1994, by and between
            Foamex L.P. and William H. Bundy.
10.56(t)  - Employment Agreement, dated as of June 26, 1995, by and between
            Foamex L.P. and Salvatore J. Bonanno
10.57(j)  - Employment Agreement, dated as of July 22, 1994, by and among the
            Company, JPS Automotive, and Jerry Burns.
10.58(n)  - Employment Agreement, dated as of August 4, 1994, by and between the Company, JPS Automotive, and Robert Sparks.
10.59(s)  - Employment Agreement, dated as of September 1, 1995 by and between
            JPS Automotive and Dean Gaskins.
10.60(o)  - Bonus Agreement, dated as of May 7, 1993, between the Company and
            Robert Hay.
10.61(a)  - Amended and Restated Put Option Agreement, dated as of December
            14, 1993, by and between Trace Holdings and Rallis.
10.62(f)  - Stock Purchase Agreement, dated as of December 23, 1993, by and between Transformacion de Espumas y Fieltros, S. A., the stockholders which are parties thereto, and Foamex L.P.
10.63(g)  - Asset Purchase Agreement, dated as of May 25, 1994, by and among
            JPS Automotive, JPS Textile Group, Inc., the Company, JPS Auto Inc., and JPS Converter & Industrial Corp. ("C&I").
10.64(g) - Services Agreement, by and between JPS Automotive and the Company. 10.65(g) - Dunean Reciprocal Easement Agreement, by and between JPS
            Automotive and C&I.
10.66(g)  - Supply Agreement, by and among the Company and certain of its affiliates and JPS Automotive.
10.67(g)  - Tax Sharing Agreement, by and among JPS Automotive and its partners.
10.68(g)  - Financing Agreement, dated as June 4, 1993, by and between
            NationsBank of North Carolina, N.A. and Cramerton, as amended by the First Amendment and Correction of Financing Agreement, dated as of April 28, 1994.
10.69(n)  - Second Amendment and Correction of Financing Agreement, dated as of December 28, 1994, by and between NationsBank of North Carolina, N.A. and Cramerton.
10.70(s)  - Third Amendment to Financing Agreement, dated December 12, 1995, by and between NationsBank of North Carolina, N.A. and Cramerton. 10.70.1(v) - Fourth Amendment to Financing Agreement, dated June 14, 1996, by and between NationsBank of North Carolina, N.A. and Cramerton. 10.71(g) - Amended and Restated Agreement of Limited Partnership of Cramerton
            Automotive Products, L.P., dated as of December 2, 1991.
10.72(m)  - First Amendment to Amended and Restated Agreement of Limited
            Partnership of Cramerton Automotive Products, L.P., dated as of June 28, 1994.
10.73(m)  - Second Amendment to Amended and Restated Agreement of Limited
            Partnership of Cramerton Automotive Products, L.P., dated as of October 5, 1994.
10.74(g)  - Stockholders' Agreement, dated as of December 2, 1991, by and among Cramerton Management Corp., JPS Group, and Seiren Co., Ltd. (the "Stockholders' Agreement").
10.75(m)  - First Amendment to Stockholders' Agreement, dated as of June 28,
            1994.

10.76(w)  - Agreement and Plan of Merger, as amended, dated as of June 11,
            1996, by and among PFI Subsidiary, Inc., PFI Acquisition Corp., Jody
            B. Vitale, Perfect Fit, General Felt and Foamex.
10.77(z)  - Equity Purchase Agreement, dated as of August 28, 1996, by and among JPSGP Inc., Foamex-JPS Automotive L.P., and Collins & Aikman Products Co.
-------------------

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

     (j) Incorporated herein by reference to the Exhibit to the quarterly report on Form 10-Q of JPS Automotive and JPS Automotive Products Corp. for the fiscal quarter ended October 2, 1994.

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

     (v) Incorporated herein by reference to the Exhibit to the Form 10-Q of JPS Automotive for the quarterly period ended June 30, 1996.

     (w) Incorporated herein by reference to the Exhibit to the Form 8-K of Foamex L.P. reporting an event which occurred on June 11, 1996.

     (x) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex L.P. for the quarterly period ended September 29, 1996.

     (y) Incorporated herein by reference to the Exhibit to the Form 10-Q of JPS Automotive for the quarterly period ended September 29, 1996.

     (z) Incorporated herein by reference to the Exhibit to the Form 8-K of Foamex International reporting an event which occurred on August 28, 1996.

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

          Form 8-K reporting an event that occurred on August 28, 1996 (execution of JPS Automotive Agreement).

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FOAMEX INTERNATIONAL INC.


Date:     November 11, 1996                 By:   /s/ Kenneth R. Fuette
                                                  ------------------------
                                                  Kenneth R. Fuette
                                                  Chief Financial Officer and
                                                  Chief Accounting Officer