Form 10-K405
period 1996-12-29
FOAMEX INTERNATIONAL INC
filed 1997-04-14
CIK 912908

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                   For the fiscal year ended December 29, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from .......... to ..........

                         Commission file number: 0-22624

                            FOAMEX INTERNATIONAL INC.
             (Exact Name of registrant as Specified in its Charter)

     Delaware                                                05-0473908
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                            Identification Number)

   1000 Columbia Avenue, Linwood, PA                            19061
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (610) 859-3000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.01 per
                                                             share, which is
                                                             traded through the
                                                             National
                                                             Association of
                                                             Securities Dealers,
                                                             Inc. National
                                                             Market System.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of April 7, 1997 was $192,507,000.

     The number of shares outstanding of the registrant's common stock as of April 7, 1997 was 25,341,100.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of Shareholders scheduled to be held on May 22, 1997, is incorporated by reference in Part III of this Form 10-K.

                            FOAMEX INTERNATIONAL INC.

                                      INDEX

                                                                          Page
Part I
         Item  1.     Business                                              3
         Item  2.     Properties                                           11
         Item  3.     Legal Proceedings                                    11
         Item  4.     Submission of Matters to a Vote                      13
                            of Security Holders

Part II
         Item  5.     Market for Registrant's Common Equity and            13
                            Related Stockholder Matters
         Item  6.     Selected Consolidated Financial Data                 14
         Item  7.     Management's Discussion and Analysis                 15
                            of Financial Condition and Results
                            of Operations
         Item  8.     Financial Statements and Supplementary Data          22
         Item  9.     Changes in and Disagreements with Accountants        22
                            on Accounting and Financial Disclosure

Part III
         Item 10.     Directors and Executive Officers of the Registrant   22
         Item 11.     Executive Compensation                               22
         Item 12.     Security Ownership of Certain Beneficial Owners      22
                            and Management
         Item 13.     Certain Relationships and Related Transactions       22

Part IV
         Item 14.     Exhibits, Financial Statement Schedules              23
                            and Reports on Form 8-K

         Signatures                                                        30


The Registrant will furnish a copy of any exhibit to this Form 10-K upon the payment of a fee equal to the Registrant's reasonable expense in furnishing such exhibit.

PART I
ITEM l.  BUSINESS

General

         Foamex International Inc. (the "Company") is a holding company which is engaged primarily in the business of manufacturing and distributing quality flexible polyurethane foam and foam products. The Company's operations are conducted through its largest subsidiary, Foamex L.P., and through Foamex L.P.'s wholly-owned subsidiaries, General Felt Industries, Inc. ("General Felt"), Foamex Fibers, Inc. ("Foamex Fibers"), Foamex Canada Inc. ("Foamex Canada"), and Foamex Latin America, Inc. ("Foamex Mexico"). The Company was incorporated in 1993 and is the successor of Foamex L.P.

         In 1995, the Company announced an operational plan to improve profitability. The operational plan consisted of (i) reducing layers of management through organizational realignment, (ii) the consolidation of foam production, fabrication or branch locations, (iii) implementing additional procedures to reduce manufacturing costs, including process redesign to eliminate non-value added operations, (iv) reducing selling, general and administrative expenses through cost containment and (v) reducing inventory levels through improved forecasting and the effect of plant consolidations. In December 1995, the Company recorded restructuring and other charges of $41.4 million relating to (i) the consolidation of thirteen foam production, fabrication or branch locations (the "1995 restructuring plan"), (ii) other charges, primarily relating to merger and acquisition activities of the Company and (iii) the completion of a 1993 restructuring plan. During 1996, the Company completed the consolidation of twelve foam production, fabrication or branch locations; however, one of the facilities originally identified for closure will continue to operate because of improved economics and the lack of synergy to be achieved from relocating the manufacturing process. In addition, the Company has approved a plan to close two facilities that were not originally identified in the 1995 restructuring plan. As a result of these changes to the 1995 restructuring plan and the favorable termination of certain lease agreements and other matters, the Company recorded a $6.5 million net restructuring credit which included a restructuring credit of $11.3 million associated with the Company's decision not to close the facility identified as part of the 1995 restructuring plan and $1.8 million of restructuring credits relating primarily to the favorable termination of certain lease agreements and other matters associated with the 1995 restructuring plan, offset by $6.6 million of restructuring charges relating to the closure of two facilities during 1997 (the "1996 restructuring plan"). There can be no assurance that the Company will be able to successfully complete its restructuring plans.

         During 1996, the Company completed the sale of its Perfect Fit Industries, Inc. ("Perfect Fit") and JPS Automotive L.P. ("JPS Automotive") subsidiaries. Perfect Fit operated in the home comfort products business segment and was acquired in November 1993 for $69.1 million which included 364,820 shares of the Company's common stock valued at $5.5 million. JPS Automotive operated in the automotive textiles business segment and was acquired in June 1994 for $290.3 million which included the assumption and issuance of long-term debt by JPS Automotive of approximately $205.6 million. The consolidated financial statements of the Company have been restated for discontinued operations and includes a net loss of approximately $113.9 million (net of a $34.9 million income tax benefit) on the disposal of Perfect Fit and JPS Automotive which includes provisions for operating losses during the phase-out period. As of February 26, 1997, the Company has utilized $39.7 million of the net proceeds from the sale of Perfect Fit to reduce long-term debt by $38.6 million.

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Annual Report on Form 10-K and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements, such as raw material price increases, general economic conditions, the level of automotive production, carpet cushion production and housing starts, the implementation and estimated annualized savings of the operational plan and changes in environmental legislation and environmental conditions. The forward-looking statements contained in this Annual Report on Form 10-K were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will be realized or that actual results will not be significantly higher or lower. The forward-looking statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Annual Report on Form 10-K should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Annual Report on Form 10-K. The inclusion of the forward-looking statements contained in this Annual Report on Form 10-K should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Annual Report on Form 10-K will be achieved. In light of the foregoing, readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein.

         The principal executive offices of the Company are located at 1000 Columbia Avenue, Linwood, Pennsylvania 19061 and its telephone number is (610) 859-3000.

         References in this Annual Report on Form 10-K to the "Company" mean Foamex International Inc. and, where relevant, its subsidiaries. The diagram on the following page depicts the relationships between the Company and certain of its affiliates as of December 29, 1996.

                                 DIAGRAM OMITTED



A description of the diagram is as follows:

Trace International Holdings Inc. and subsidiaries has a 44.7% interest in Foamex International Inc. and a 1% non-managing general partnership interest in Foamex L.P.

Foamex International Inc. has a 99% limited partnership interest in Foamex-JPS Automotive L.P. and a 100% corporate interest in FJGP Inc. and FMXI, Inc. FJGP Inc. has a 1% managing general partnership interest in Foamex-JPS Automotive L.P. and FMXI, Inc. has a 1% managing general partnership interest in Foamex L.P.

Foamex-JPS Automotive L.P. has a 98% limited partnership interest in Foamex L.P. and a 100% corporate interest in Foamex-JPS Capital Corporation.

Foamex L.P. has a 100% corporate interest in General Felt Industries, Inc., Foamex Canada Inc., Foamex Capital Corporation and Foamex Latin America, Inc.

General Felt  Industries,  Inc. has a 100%  corporate  interest in Foamex Fibers
Inc.

Foamex Latin America, Inc. has a 100% corporate interest in Grupo Foamex Mexico, S.A. de C.V., Foamex De Mexico S.A. de C.V and Transformacion De Espumas Y Fieltros, S.A. de C.V.

Flexible Polyurethane Foam Products

         The Company is a manufacturer and distributor of quality flexible polyurethane foam and foam products to satisfy the specific needs of customers. The Company's foam manufacturing and distribution facilities enable it to source production efficiently and meet the needs of its customers throughout North America. Such facilities are also important for satisfying all of the foam requirements of large national customers in a timely and cost effective manner. The Company's operations are conducted through its largest subsidiary Foamex L.P., and through Foamex L.P.'s wholly-owned subsidiaries, General Felt, Foamex Fibers, Foamex Canada, and Foamex Mexico.

         The Company operates in the foam products business segment with net sales being derived from four product categories: carpet cushion, cushioning foams, automotive foams and technical foams. Management's Discussion and Analysis of Financial Condition and Results of Operations provides net sales by product category for the past three fiscal years.

         The Company supplies cushioning foams to major bedding and furniture manufacturers such as Sealy, Simmons, and Ethan Allen. The Company's packaging foams are supplied to distributors and manufacturers of computers and other electronic devices, including Seagate Technology and CompUSA. The Company distributes its automotive foam products to domestic original equipment manufacturers ("OEMs") and major tier one suppliers such as Lear Corporation, Johnson Controls, Inc., and Delphi Interiors and Lighting. Many of these relationships allow the Company to work with customers during the design phase for new products and new applications for existing products, thereby increasing the likelihood that the Company will be a principal supplier for these products.

         The introduction of new products and new applications for existing products is an integral component of the Company's growth strategy. During 1996, the Company introduced Reflex(TM) and Nexol(TM) for the cushioning and packaging industries, respectively. These products were created using patented variable pressure foaming technology ("VPF(TM)"). Reflex(TM) materials, which include cushion wraps and cushion cores, are advanced polymer cushioning products designed to improve comfort, quality and durability in upholstered furniture. Nexol(TM) expands the Company's capabilities in meeting the special packaging requirements of sensitive and fragile products such as electronic components. Also, during the past few years, the Company developed new automotive foam applications, including thermoformable foam headliners and energy absorbing foams, and introduced ComfortWear(TM), a branded, high resilience prime carpet cushion. In addition, the Company has developed, and is the exclusive producer of, a reticulated foam for the precise metering of ink for Hewlett-Packard inkjet printers and the attendant replacement ink cartridges.

         Carpet Cushion

         The Company is one of the largest manufacturers and distributors of prime, bonded, sponge rubber and felt carpet cushion in North America. The Company also manufactures synthetic "grass" turf, primarily for the residential market. Synthetic turf is tufted from polypropylene yarn in a variety of colors, textures and qualities. In addition, the Company manufactures a variety of textured carpeting and wall coverings primarily using solution dyed polypropylene staple fiber. Such needlepunch carpets have generally been used as indoor/outdoor floor covering but, through the development of patterned products and stylized color lines, have found increasing acceptance in both residential and commercial applications.

         The Company developed ComfortWear(TM), a quality prime carpet cushion, which was introduced in February 1994 in conjunction with significant consumer and trade promotions. ComfortWear(TM) currently is sold in retail outlets throughout the United States. ComfortWear(TM) is marketed through floor covering retailers in the United States such as Sears, New York Carpet World, and Carpetland USA.

         Cushioning Foams

         The Company is one of the largest manufacturers of cushioning foams in North America. These foams are used by the bedding industry in quilts, toppers, cores and border rolls for mattresses and by the furniture industry for seating products. Cushioning foams are generally sold in large volumes on a regional basis because of high shipping costs. Due to its size and the strategic location of its production facilities, the Company believes it will continue to have an advantage over small regional producers in supplying large national accounts with all of their foam requirements.

         The development and introduction of value added products continues to be a Company priority and has included (i) Reflex(TM) and Nexol(TM) discussed below, (ii) viscoelastic or "memory" foams for the bedding industry, which maintain their resiliency better than other foams and materials, and (iii) Latex Plus, a urethane-based replacement for latex, a material used in bedding products. The Company's most recent product introductions have included
Reflex(TM)  and  Nexol(TM)  for  the   cushioning   and  packaging   industries,
respectively, which were created using the VPF(TM) manufacturing process. Reflex(TM) materials, which include cushion wraps and cushion cores, are advanced polymer cushioning products designed to improve comfort, quality and durability in upholstered furniture. Nexol(TM) expands the Company's capabilities in meeting the special packaging requirements of sensitive and fragile products such as electronic components.

         The Company's cushioning foams for bedding products are sold to mattress customers, such as Sealy Mattress Co., Simmons, Serta, and Spring Air Company, both directly and through independent fabrication operators located across the United States. Also, the Company supplies cut-to-size seat cushions, backs and other pieces to the furniture industry, including to Berkline, Action, and Schnadig.

         Automotive Foams

         The  Company  is  one  of  the  largest  suppliers  of  the  trim  foam requirements of the North American operations of American and Japanese automotive manufacturers. Depending on the automotive manufacturer and/or the application, foam is supplied by the Company either directly to the manufacturer or indirectly through sub-suppliers. Automotive foams are used for trim pads, door panel parts, headliners, acoustical purposes, flame and adhesive laminates and rolls for tri-lamination. Tri-laminated foam is applied to automotive fabrics to form a foam/fabric composite that results in cost savings and aesthetic value for the automotive manufacturer.

         The domestic automotive manufacturers have narrowed their supply base during recent years, increasing the percentage and dollar amount of components that they purchase from outside suppliers. As a result, a smaller number of companies are supplying an increasing percentage of these manufacturers' needs. The Company believes it has benefited from this trend, which favors suppliers with quality facilities and products, cost efficient plants, long-standing relationships, strong design, technical and product development support and broad product lines. Management believes this outsourcing trend will continue, particularly for components such as foam, trim and accessories that represent a small portion of the overall cost of a vehicle.

         During 1996, the Company entered into a strategic alliance with Recticel, s.a. ("Recticel") to design, manufacture and market polyurethane products for the automotive industry in order to meet the worldwide requirements of the OEMs and the major tier one suppliers such as Lear Corporation, Johnson Controls, Inc., and Delphi Interiors and Lighting. Under this alliance, both companies will jointly supply the automotive suppliers with products manufactured in North America by the Company and in Europe by Recticel.

         The Company believes that the automotive manufacturers' just-in-time inventory requirements will provide the Company with a competitive advantage due to the quality of the Company's foam products, its flexible manufacturing capacity and its strategically located manufacturing facilities that enable the Company to minimize shipping time and costs. In addition, management expects foam usage per vehicle to increase because manufacturers have generally increased their investment in upgrading automobile and light truck interiors to improve comfort, attractiveness, safety and noise absorption capabilities.

         The  Company's  new  product  development  and  flexible  manufacturing capabilities allow it to produce quality products to satisfy changing specifications. Examples of the Company's ability to react to changing industry requirements include thermoformable headliners, tri-laminates and energy absorbing foams. For example, the Company is one of the first suppliers to introduce a thermoformable headliner, Custom Fit(TM), made from rigid polyurethane foam. The use of foam headliners is expected to continue to grow due to concerns for automotive workers' safety caused by fiberglass processing. The Company intends to continue manufacturing and supplying foam and fabric components, such as tri-laminated material for automotive seating. The use of tri-laminates has become increasingly prevalent due to significant cost savings for manufacturers and improved aesthetics for consumers. Automotive suppliers are increasingly offering integrated systems which lower overall cost and improve quality relative to previous sourcing methods in which individually sourced components were assembled and installed by the OEMs.

         Automotive manufacturers are increasingly requiring the production facilities of their suppliers to meet certain high quality standards. Eventually, all tier one and tier two automotive supplier facilities worldwide must adhere to the QS-9000 quality manufacturing standards set by United States automotive manufacturers. In 1996, the Company completed QS-9000 and ISO-9001 certification for its eight facilities which supply the automotive industry. The Company was one of the first polyurethane manufacturers to be QS-9000 certified which demonstrates its commitment to producing the highest quality products and meeting the needs of its customers.

         Technical Foams

         The Company believes that it is one of the foam industry's prime innovators and producers of industrial, specialty and safety foams (collectively, "technical foams"). Technical foams consist of reticulated foams and other custom polyester and polyether foams, which are sometimes combined with other materials to yield specific properties. Reticulation is the thermal or chemical process used to remove the membranes from the interconnecting cells within foam. This leaves a porous, skeletal structure allowing for the free flow of gases and/or liquids.

         Reticulated foams are well suited for filtration, reservoiring, sound absorption and sound transmission. Industrial applications include carburetors, computer cabinets, ink pad reservoirs, high speed inkjet printers and speaker grills. Medical applications include oxygenators for cardiopulmonary bypass surgery, instrument holders for sterilization, pre-op scrubbers impregnated with anti-microbial agents and EKG pads containing conductive gels. Other technical foams have unique characteristics such as flame retardancy and fluid absorption. In addition, felting and lamination with other foams or materials give these composites specific properties. Additional products sold within this group include foams for refrigerated supermarket produce counters, mop heads, paint brushes, diapers and cosmetic applications.

         The Company utilizes advertising in trade journals and related media in order to attract customers and, more generally, to create an awareness of its capabilities for technical foams. In addition, due to the highly specialized nature of most technical foams, the Company's research staff works with customers to design, develop and manufacture each product to specification.

         Marketing and Sales

         The Company has a marketing and sales force of approximately 194 employees. Product business managers direct sales efforts towards each of the end-user markets (i.e., carpet cushion, cushioning foams, automotive foams and technical foams).

         The Company's carpet cushion marketing program includes the broad distribution of products to both the retail and wholesale levels. Furthermore, promotions, marketing and advertising expenditures are important in positioning the Company's carpet cushions as premium, trade branded products.

         Bedding and furniture products are sold directly by the Company to customers and also through third party independent fabricators. The key strategic elements supporting growth in these areas are a focus on marketing and sales efforts, high quality, cost competitive products and low freight costs through optimal plant location. Plant locations are critical in this regionalized line of business where the transportation cost typically comprises a significant portion of product cost.

         The Company has been a leading supplier of automotive foam products to the automotive industry for more than 30 years. Automotive foam products are predominantly sold directly through a bidding process in which each customer's requirements for a particular time period are awarded to a foam supplier. The Company has consistently been awarded contracts with OEM's and major tier one suppliers such as Lear Corporation, Johnson Controls, Inc., and Delphi Interiors and Lighting.

         The Company markets most of its technical foams through a network of independent fabrication and distribution companies in North America, the United Kingdom, and South Korea. Such fabricators or distributors often further process or finish these products to meet the specific needs of the end-user. The Company's technical foams service unique end-user requirements and are generally sold at relatively high margins. This line of business is characterized by a diversity and complexity of both customers and applications.

         Customers

         During the past three fiscal years, no one customer accounted for more than 10.0% of the Company's net sales. However, 1996 net sales to the five largest customers comprised $225.4 million or 24.3% of the Company's net sales, including net sales to Lear Corporation, Johnson Controls, Inc., and Sealy Mattress Co. of approximately $62.0 million, $57.7 million and $42.1 million or approximately 6.7%, 6.2% and 4.5% of net sales, respectively.

         Manufacturing and Raw Materials

         The Company produces bulk and fabricated flexible polyurethane foam at 46 locations in North America with a total of approximately 6.8 million square feet of floor space. Management believes that the Company's manufacturing facilities are well suited for their intended purposes and are in good condition (see "Properties"). The manufacturing facilities are strategically located to service their major customers since high freight cost in relation to the cost of the foam product generally results in distribution being most cost effective within 200 to 300 miles from each facility.

         In 1996, raw materials accounted for approximately 74% of the manufacturing costs of the Company. The two principal chemicals in polyurethane foam, toulene diisocyanate ("TDI") and polyol, accounted for approximately 52% of raw material cost. The Company's largest supplier of raw materials is The Dow Chemical Company. The Company generally has alternative chemical suppliers for each major raw material and the Company believes that it could find alternative sources of supply should it cease doing business with any one of its major suppliers. The price of TDI and polyol is influenced by demand, manufacturing capacity and oil and natural gas prices.

         The Company's principal suppliers of raw materials used in the manufacturing of foam increased the price of raw materials several times during 1995 and 1994. In response, the Company increased selling prices, where possible, for cushioning, automotive and technical foam products depending on the product. The 1995 results of operations were adversely affected by the delays in, or the inability to, implement selling price increases to offset these raw material cost increases. The Company did not experience any significant price increases during 1996; however, there can be no assurance that chemical suppliers will not increase raw material costs in the future or that the Company will be able to implement selling price increases to offset any such raw material cost increases.

     The Company is subject to extensive and changing environmental laws and regulations. See "Legal Proceedings -- Environmental Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Matters."

         Employees

         As of December 29, 1996, the Company employed 4,453 persons, with 3,972 of such employees involved in manufacturing, 287 in administration and 194 involved in sales and marketing. Approximately 728 of these employees are located outside the United States. Also, approximately 1,338 of these employees are covered by collective bargaining agreements with labor unions, which agreements expire on various dates from 1997 through 2001. The Company considers relations with its employees to be good.

         Competition

         The flexible polyurethane foam industry is highly competitive. With respect to flexible polyurethane foam, competition is based primarily on price, quality of products and service. The Company's larger competitors in the polyurethane foam industry include E. R. Carpenter Company, Crain Industries, Inc., Hickory Springs Manufacturing Company, Vitafoam, Inc., General Foam Corporation, Flexible Foam Products, Inc., and Crest Foam Industries, Inc. None of such competitors compete in all of the product categories in which the Company does business.

         International and Domestic Operations and Export Sales

         The Company has manufacturing operations in the United States, Canada, and Mexico. Net sales to customers in foreign markets in 1996, 1995 and 1994 were $76.0 million (8.2% of net sales), $73.3 million (8.5% of net sales) and $66.6 million (8.0% of net sales), respectively.

         Patents and Trademarks

         The Company owns various patents and trademarks registered domestically and in numerous foreign countries. The registered processes and products were developed through on-going research and development activities to improve quality, reduce costs and expand markets through the development of new applications for flexible polyurethane foam products. The Company uses several trademarks and tradenames for product identification, the majority of which are used in the carpet cushion and technical foams product lines. The Company believes its business is not dependent upon any individual patent, trademark or tradename.

         Research and Development

         The Company believes it has a leading research and development capability in the flexible polyurethane foam industry. This capability gives the Company a significant advantage in the on-going development of new products and new applications for existing products. The Company has research and development facilities located in Hayward, California; Dalton, Georgia; and Eddystone, Pennsylvania employing approximately 28 full-time employees. Expenditures for research and development amounted to $2.5 million, $3.2 million and $2.7 million for 1996, 1995 and 1994, respectively.

         The Company and Recticel, have exchanged know-how, trade secrets, engineering and other data, designs, specifications, chemical formulations, technical information, market information and drawings which are necessary or useful for the manufacture, use or sale of foam products and it is anticipated that they will continue to do so in the future. The Company, Recticel, and Beamech Group Limited, an unaffiliated third party ("Beamech"), have an interest in a Swiss corporation that develops new manufacturing technology for the production of polyurethane foam including the VPF(TM) manufacturing process. The Company, Recticel, and their affiliates have a royalty-free license to use technology developed by the Swiss corporation.

ITEM 2.  PROPERTIES

         As of December 29, 1996, the Company conducted its operations through 59 manufacturing and distribution facilities, of which 18 are owned and 41 are leased. Total floor space in use at the owned manufacturing and distribution facilities is approximately 3.7 million square feet and total floor space in use at the leased manufacturing and distribution facilities is approximately 3.5 million square feet. Fifty-one of these facilities are located in 36 cities in the United States, five facilities are located in two cities in Canada and three facilities are located in three cities in Mexico. The 1997 annual base rental with respect to such leased facilities is approximately $7.4 million under leases expiring from 1997 to 2005. The Company does not anticipate any problem in renewing or replacing any of such leases expiring in 1997. In addition, the Company has approximately 1.1 million square feet of idle space of which approximately 0.5 million is leased.

         The Company maintains administrative and sales offices in Linwood, Pennsylvania; Hayward, California; Chicago, Illinois; and New York, New York.

ITEM 3.  LEGAL PROCEEDINGS

         Environmental Matters

         The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. During 1996, expenditures in connection with the Company's compliance with federal, state, local and foreign environmental laws and regulations did not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position. As of December 29, 1996, the Company has environmental accruals of approximately $4.1 million for environmental matters. In addition, as of December 29, 1996, the Company has receivables of approximately $0.9 million relating to indemnification for environmental liabilities, net of an allowance of approximately $1.0 million relating to potential disagreements regarding the scope of the indemnification. The Company believes that realization of the net receivables established for indemnification is probable.

         The Clean Air Act Amendments of 1990 (the "1990 CAA Amendments") provide for the establishment of federal emission standards for hazardous air pollutants including methylene chloride and TDI, principal raw materials used in the manufacturing of foam. The Company completely eliminated the use of chlorofluorocarbons and methylchloroform by the end of 1995. The 1990 CAA Amendments also may result in the imposition of more stringent standards regulating air emissions from the use of these chemicals by polyurethane foam manufacturers, but these standards have not yet been promulgated.

         The Company has reported to appropriate state authorities that it has found soil contamination in excess of state standards at facilities in Orlando, Florida; La Porte, Indiana; Conover, North Carolina; Cornelius, North Carolina; Fort Wayne, Indiana; Philadelphia, Pennsylvania; and at a former facility in Dallas, Texas and groundwater contamination in excess of state standards at the Orlando, Conover, Philadelphia, and Cornelius facilities. The Company has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any degree of certainty at this time. The Company, based on engineering estimates of the remaining potential remediation costs for these facilities, has accruals of $3.2 million for the estimated cost of completing remediation and established a net receivable of $0.9 million on the basis of indemnifications by Trace International Holdings, Inc. ("Trace Holdings") and Recticel Foam Corporation ("RFC") associated with the partnership formation of Foamex L.P. The Company has completed remediation of soil contamination at a former Trenton, New Jersey manufacturing facility closed in October 1993 and is awaiting final closure approvals from the New Jersey Department of Environmental Protection regarding the remediation of soil contamination and monitoring of groundwater at the former Trenton facility. Also, the Company has completed remediation at its Mesquite, Texas facility and is awaiting a certificate of completion under the Texas Voluntary Clean Up program.

         Federal regulations require that by the end of 1998 all underground storage tanks ("USTs") be removed or upgraded in all states to meet applicable standards. The Company has six USTs that will require removal or permanent in-place closure by the end of 1998. Due to the age of these tanks, leakage may have occurred resulting in soil and possibly groundwater contamination. The Company has accrued $0.4 million for the estimated removal and remediation costs, if any, associated with these USTs. However, the full extent of contamination, and accordingly, the actual cost of such remediation cannot be predicted with any degree of certainty at this time. The Company believes that its USTs do not pose a significant risk of environmental liability because of its monitoring practices for USTs and conditional approval for the permanent in-place closure for certain USTs. However, there can be no assurances that such USTs will not result in significant environmental liability in the future.

         The Company has been designated as a Potentially Responsible Party ("PRP") by the United States Environmental Protection Agency (the "EPA") with respect to thirteen sites with an estimated total liability to the Company for the thirteen sites of less than approximately $0.5 million. Estimates of total cleanup costs and fractional allocations of liability are generally provided by the EPA or the committee of PRP's with respect to the specified site. In each case, the participation of the Company is considered to be immaterial.

         Although it is possible that new information or future developments could require the Company to reassess its potential exposure relating to all pending environmental matters, including those described herein, management believes that, based upon all currently available information, the resolution of such environmental matters will not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated and that may be material.

         Legal Proceedings

         As of March 21, 1997, the Company and Trace Holdings were two of multiple defendants in actions filed on behalf of approximately 5,000 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Five of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 700 residents of Australia, New Zealand, England, and Ireland. During 1995, the Company and Trace Holdings were granted summary judgements and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final. In addition, two of the cases filed on behalf of the 903 foreign plaintiffs were dismissed on the grounds that the cases could not be brought in the United States courts. This decision is subject to appeal. The Company believes that the number of suits and claimants may increase. Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from the Company or Trace Holdings. Neither the Company nor Trace Holdings recommended, authorized, or approved the use of its foam for these purposes. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with the general counsel of Trace Holdings, and without taking into account potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either the Company's or Trace Holdings' consolidated financial position or results of operations. In addition, the Company is also indemnified by Trace Holdings for any such liabilities relating to foam manufactured prior to October 1990. Although Trace Holdings has paid the Company's litigation expenses to date pursuant to such indemnification and management believes Trace Holdings likely will be in a position to continue to pay such expenses, there can be no absolute assurance that Trace Holdings will be able to provide such indemnification. Based on information available at this time with respect to the potential liability, and without taking into account the indemnification provided by Trace Holdings and the coverage provided by Trace Holdings' and the Company's liability insurance, the Company believes that the proceedings should not ultimately result in any liability that would have a material adverse effect on the financial position or results of operations of the Company. If management's assessment of the Company's liability with respect to these actions is incorrect, such actions could have a material adverse effect on the Company.

         During  1996,  the  Richard  Lee Cobble et al v.  Steve  Cansler et al.
                             --------------------------------------------------
lawsuit was settled without liability to the Company.

         The Company is party to various other lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on the financial position or results of operations of the Company. If management's assessment of the Company's liability with respect to these actions is incorrect, such actions could have a material adverse effect on the Company's consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Company's common stock is traded through the National Association of Securities Dealers, Inc. National Market System (the "NMS") under the symbol "FMXI".

         The following table sets forth the high and low bid prices for the common stock on the NMS based on information supplied by NASDAQ.

                                                 High                Low
1997
     Quarter Ended March 30, 1997               22 1/8             15

1996
     Quarter Ended December 29, 1996            17 5/8             12 5/8
     Quarter Ended September 29, 1996           16 7/8             11 1/4
     Quarter Ended June 30, 1996                12 7/8              9
     Quarter Ended March 31, 1996                9 7/8              6 3/8

1995
     Quarter Ended December 31, 1995            10 5/8              6 3/8
     Quarter Ended October 1, 1995              11 3/8              7 1/8
     Quarter Ended July 2, 1995                  8 7/8              6 3/8
     Quarter Ended April 1, 1995                11                  7 1/2

     As of April 7, 1997, there were 170 holders of record of the common stock.

         The Company is a corporation and has never declared or paid cash dividends on its common stock. The Company presently intends to retain future earnings to support the growth of its business and, therefore, does not anticipate paying cash dividends in the foreseeable future. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and requirements, restrictions in financing agreements, business conditions and other factors. The Company is a holding company whose assets consist primarily of its indirect ownership of a 1% managing general partnership interest and a 98% limited partnership interest in Foamex L.P. Consequently, the Company's ability to pay dividends is dependent upon the earnings of Foamex L.P. and any future subsidiaries of the Company and the distribution of those earnings to the Company and loans or advances by Foamex L.P. and any such future subsidiaries of the Company. The ability of Foamex L.P. and Foamex-JPS Automotive L.P. ("FJPS"), the owner of the 98% limited partnership interest in Foamex L.P., to make distributions is restricted by the terms of their respective financing agreements. Due to such restrictions, the Company is not expected to have access to the cash flow generated by Foamex L.P. for the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table presents selected historical consolidated financial data of the Company and its predecessors, after being restated for discontinued operations for all periods presented (see Note 3 to the consolidated financial statements). The results of operations of acquired businesses (as noted below) are included from the dates of their respective acquisitions. The financial data should be read in conjunction with the financial statements and related notes thereto of the Company included elsewhere in this Annual Report on Form 10-K.

                                                                         Fiscal Year (1)(2)
                                            1996 (3)        1995 (4)         1994          1993 (5)        1992
                                                          (thousands except for earnings per share)
Statements of Operations Data:
   Net sales                                 $926,351       $862,834        $833,660       $684,310      $501,751
   Income (loss) from continuing
      operations                               32,492        (50,750)         22,211         (5,440)       22,011
   Earnings (loss) per share from
      continuing operations (6)                 1.27          (1.92)           0.83              -             -

Balance Sheet Data (at period end):
   Total assets                              $619,846       $748,242        $786,895       $612,124      $340,900
   Long-term debt                             483,344        514,954         502,980        414,445       285,762
   Stockholders' equity (deficit)             (58,103)        29,383          92,145         64,306       (39,061)

(1) The Company has a 52 or 53 week fiscal year ending on the Sunday closest to the end of the calendar year. Each fiscal year presented was 52 weeks with the exception of 1992 which was 53 weeks.

(2) Fiscal years 1993 through 1995 have been restated for discontinued operations.

(3) Includes restructuring credits of $6.5 million (see Note 4 to the consolidated financial statements).

(4) Includes restructuring and other charges of $41.4 million (see Note 4 to the consolidated financial statements).

(5) Includes the results of operations of General Felt and Great Western from March 23, 1993 and May 1, 1993, respectively, and thus may not be comparable to other periods.

(6) In December 1993, the Company completed an initial public offering of common stock, therefore, earnings (loss) per share for 1993 and 1992 is not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Foamex International Inc. (the "Company") operates in the flexible polyurethane foam and foam products industry. The Company's operations are conducted through its largest subsidiary Foamex L.P., and through Foamex L.P.'s wholly-owned subsidiaries, General Felt Industries, Inc. ("General Felt"), Foamex Fibers, Inc. ("Foamex Fibers"), Foamex Canada Inc. ("Foamex Canada"), and Foamex Latin America, Inc. ("Foamex Mexico"). The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto of the Company included in this report.

         On April 7, 1997, the Company announced that it has initiated an evaluation of its current capital structure, with the intention of reducing interest expense and improving financing flexibility. There can be no assurance however, that the Company will be able to successfully reduce interest expense or improve financing flexibility and the impact it would have on the consolidated financial statements.

         During 1996, the Company sold Perfect Fit Industries, Inc. ("Perfect Fit") and JPS Automotive L.P. ("JPS Automotive") which comprised the home comfort products and automotive textile business segments, respectively, of the Company. The consolidated financial statements of the Company have been restated for discontinued operations and includes a net loss of $113.9 million (net of $34.9 million income tax benefit) on the disposal of these business segments which includes provisions for operating losses during the phase-out period. (See
Note 3 to the consolidated financial statements for further discussion).

         The Company's results of operations have been affected by various factors, including the implementation of an operational plan in 1995 to improve profitability and unrecovered raw material cost increases during 1995. The operational plan consisted of (i) reducing layers of management through organizational realignment, (ii) the consolidation of foam production, fabrication or branch locations, (iii) implementing additional procedures to reduce manufacturing costs, including process redesign to eliminate non-value added operations, (iv) reducing selling, general and administrative expenses through cost containment and (v) reducing inventory levels through improved forecasting and the effect of plant consolidations. In December 1995, the Company recorded restructuring and other charges of $41.4 million relating to
(i) the consolidation of thirteen foam production, fabrication or branch locations (the "1995 restructuring plan"), (ii) other charges, primarily relating to merger and acquisition activities of the Company and (iii) the completion of a 1993 restructuring plan. During 1996, the Company completed the consolidation of twelve foam production, fabrication or branch locations; however, one of the facilities originally identified for closure in the 1995 restructuring plan will continue to operate because of improved economics and the lack of synergy to be achieved from relocating the manufacturing process. In addition, the Company has approved a plan to close two facilities that were not originally identified in the 1995 restructuring plan. As a result of these changes to the 1995 restructuring plan and the favorable termination of certain lease agreements and other matters, the Company recorded a $6.5 million net restructuring credit which included a restructuring credit of $11.3 million associated with the Company's decision not to close the facility identified as part of the 1995 restructuring plan and $1.8 million of restructuring credits relating primarily to the favorable termination of certain lease agreements and other matters associated with the 1995 restructuring plan, offset by $6.6 million of restructuring charges relating to the closure of two facilities during 1997 (the "1996 restructuring plan"). There can be no assurance that the Company will be able to successfully complete its restructuring plans.

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

RESULTS OF OPERATIONS

1996 Compared to 1995

         Net sales for 1996 were $926.4 million as compared to $862.8 million in 1995, an increase of $63.6 million or 7.4%. Carpet cushion net sales for 1996 increased 7.5% to $291.3 million from $271.0 million in 1995 primarily due to increased selling prices initiated during the second quarter of 1996 as well as increased volume of shipments due to improved carpet sales. Cushioning foam net sales for 1996 increased 7.4% to $332.9 million from $310.0 million in 1995 primarily due to increased net sales volume from both new and existing customers of bedding related products, increased selling prices initiated at the beginning of 1996 and a full year of results for a company acquired in April 1995 which manufactures cushioning products. Automotive foam net sales for 1996 increased 5.5% to $231.9 million from $219.8 million in 1995 primarily due to a continued increase in net sales of tri-laminates and composite headliners and increased selling prices initiated at the beginning of 1996. Technical foam net sales for 1996 increased 13.4% to $70.3 million from $62.0 million in 1995 primarily due to increased selling prices and increased net sales volume.

         Gross profit as a percentage of net sales increased to 16.5% for 1996 from 11.7% in 1995 primarily due to selling price increases and improved material and production efficiencies, which includes (i) selling price increases during 1996 to offset the adverse affect of the 1995 and 1994 raw material cost increases, (ii) reductions in customer deductions for pricing disputes, promotional programs and other matters and (iii) reductions in salaries and other overhead costs associated with the implementation of the 1995 restructuring plan.

         Income from operations was $101.4 million for 1996 as compared to a loss from operations of $10.6 million in 1995. The increase was primarily due to an increase in gross profit margins as discussed above, a decrease in restructuring and other charges (credits) of $47.9 million and a decrease in selling, general and administrative expenses of $11.6 million for 1996 as compared to 1995. The decrease in restructuring and other charges (credits) is comprised of the $41.4 million charge for restructuring and other charges in 1995 plus the net restructuring credit of $6.5 million in 1996. The 1996 net restructuring credit is comprised of a $11.3 million credit due to the Company's decision not to close a facility which was part of the 1995 restructuring plan and $1.8 million of credits relating primarily to the favorable termination of lease agreements and other matters relating to the 1995 restructuring plan, offset by $6.6 million of restructuring charges relating to the 1996 restructuring plan which primarily consists of the closure of two facilities during 1997. The decrease in selling, general and administrative expenses is the result of reductions in the provision for uncollectible accounts of approximately $3.9 million, salaries and employee costs of approximately $5.9 million and a reduction of approximately $2.0 million in environmental accruals offset by increases in selling expenses associated with the increased net sales volume.

         Income from continuing operations was $32.5 million or $1.27 per share for 1996 as compared to a loss from continuing operations of $50.8 million or $1.92 loss per share in 1995. The increase is primarily due to the reasons cited above and a decrease in the average weighted shares outstanding resulting from the purchase of treasury stock offset by an increase in interest and debt issuance expense of $1.0 million. The increase in interest and debt issuance expense is primarily due to (i) the amount of interest allocated to discontinued operations in 1996 as compared to 1995 (see Note 3 to the consolidated financial statements) and (ii) an increase in the accretion of the Discount Debentures (as defined herein) offset by a $2.3 million increased benefit from interest rate swap agreements.

         The 1996 effective income tax rate for continuing operations was approximately 33.9% which included a net benefit of approximately $3.0 million associated with the reversal of valuation allowances offset by the impact of permanent differences and other matters. The reversal of the valuation allowances resulted from a determination in 1996 that a subsidiary that files separate federal income tax returns would more likely than not have sufficient taxable income to utilize its net operating loss carryforwards and other deferred income tax assets as a result of improved continuing operations which are expected to continue and its divesture of a subsidiary that historically incurred taxable losses.

         The loss from discontinued operations of $114.5 million (net of $35.1 million income tax benefit) in 1996 relates to the net loss on the sale of the home comfort products and automotive textile business segments which consisted primarily of the net assets of Perfect Fit and JPS Automotive, respectively, and the operating income (loss) of both entities through their respective closing dates. The JPS Automotive sale is subject to a post-closing purchase price adjustment which is expected to be finalized during the second quarter of 1997. See Note 3 to the consolidated financial statements for further discussion.

         The extraordinary loss on early extinguishment of debt of $1.1 million (net of $0.8 million income tax benefit) primarily relates to the write-off of debt issuance costs and redemption premiums associated with the early extinguishment of $30.6 million of long-term debt. See Note 11 to the consolidated financial statements for further discussion.

         Operating results in 1997 are expected to be influenced by various internal and external factors. These factors include, among other things, (i) continued implementation of the operational plan to improve the Company's profitability, (ii) the completion of the Company's evaluation of its current capital structure, (iii) raw material price increases, if any, by the Company's chemical suppliers and (iv) the Company's success in passing on to its customers selling price increases to recover such raw material cost increases, if any. Also, effective in January 1997, the Company's operations in Mexico became subject to highly inflationary accounting for financial reporting purposes. Translation adjustments resulting from fluctuations in the exchange rate between the Mexican Peso and the U.S. dollar will be included in the Company's consolidated statement of operations as compared to stockholders' equity (deficit). Large fluctuations in the Mexican Peso exchange rate could have an adverse impact on the Company's results of operations.

1995 Compared to 1994

          Net sales for 1995 were $862.8 million as compared to $833.7 million in 1994, an increase of $29.1 million or 3.5%. Carpet cushion net sales for 1995 decreased 7.4% to $271.0 million from $292.5 million in 1994 primarily due to reduced net sales volume of certain carpet cushion products resulting from weak carpet sales and a change in product mix to carpet cushion with lower selling prices. In addition, carpet cushion selling prices were under pressure from an excess supply of low priced scrap foam, the primary component of rebond carpet cushion. Cushioning foam net sales for 1995 increased 7.2% to $310.0 million from $289.2 million in 1994 primarily due to the April 1995 acquisition of a company which manufactures cushioning products and increased selling prices offset by a reduction in net sales volume due to competitive pricing pressures and reduced demand for certain cushioning foam products. Automotive foam net sales for 1995 increased 11.0% to $219.8 million from $198.0 million in 1994 primarily due to increased net sales volume of tri-laminates and composite headliner products offset by a reduction in net sales volume of other automotive foam products. Technical foam net sales for 1995 increased 14.8% to $62.0 million from $54.0 million in 1994 primarily due to increased selling prices and increased net sales volume.

          Gross profit as a percentage of net sales decreased to 11.7% for 1995 from 17.1% for 1994. This unfavorable relationship was primarily due to net unrecovered raw material cost increases of approximately $25.0 million during 1995. In addition, the decrease in gross profit margins for 1995 as compared to 1994 was also associated with (i) approximately $7.7 million of increased customer deductions for pricing disputes, promotion programs and other matters,
(ii) approximately $3.5 million of increased employee benefits accruals associated with insurance and pension plans and other accruals, (iii) approximately $1.5 million of inventory write-offs associated with scrap foam inventory and discontinued or slow moving product lines, (iv) an increase in net sales of automotive tri-laminates, which have a lower-margin than other foam products, (v) under utilization of manufacturing capacities due to reduced net sales volume of certain product lines and (vi) carpet cushion selling prices remaining under pressure from an excess supply of low priced scrap foam, the primary component of rebond carpet cushion.

         A loss from operations of $10.6 million was incurred for 1995 as compared to income of $80.2 million for 1994. The decrease in income from operations was primarily due to (i) the reduction in gross profit margins as a percentage of net sales as discussed above, (ii) an increase in selling, general and administrative expenses of $7.7 million for 1995 as compared to 1994 including an increase of $3.7 million in the provision for uncollectible accounts and (iii) restructuring and other charges of $41.4 million (as discussed below).

         In  1995,  the  Company  approved  the  1995   restructuring   plan  to
consolidate thirteen foam production, fabrication or branch locations to concentrate resources as a result of industry conditions and better position itself to achieve its strategic growth objectives. The Company recorded restructuring and other charges of $41.4 million which were comprised of charges of $35.6 million associated with the consolidation of the foam production, fabrication or branch locations, $2.2 million associated with the completion of the 1993 restructuring plan and $3.6 million associated with merger and acquisition activities of the Company. The components of the $35.6 million restructuring charge include: $16.7 million for fixed asset writedowns, $15.1 million for plant closure and operating lease obligations and $3.8 million for personnel reductions. The $3.8 million cost for personnel reductions primarily represents severance and employee benefit costs associated with the elimination of manufacturing and administrative personnel. (See Note 4 to the consolidated financial statements for further discussion).

         A net loss of $53.1 million or $2.01 loss per share was incurred for 1995 as compared to net income of $26.1 million or $0.98 per share for 1994. The decrease is primarily due to (i) the reasons cited above, (ii) an increase in interest and debt issuance expense of $7.7 million and an effective income tax benefit of 19.4% for 1995 as compared to an effective income tax provision of 38.6% for 1994. The increase in interest and debt issuance expense is primarily due to the issuance of the debt instruments in connection with the acquisition of JPS Automotive in June 1994. The reduction in the effective income tax rate is primarily due to establishing valuation allowances for net operating losses and deferred tax assets of subsidiaries which file separate federal income tax returns and had a history of taxable losses.

Liquidity and Capital Resources

         Liquidity

         The Company's operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures of the operating subsidiaries. The Company believes that cash flow from operating activities, cash on hand and periodic borrowings under Foamex L.P.'s revolving credit agreement, if necessary, will be adequate to meet operating cash requirements. The ability to meet the operating cash requirements of Foamex L.P. could be impaired if Foamex L.P. was to fail to comply with any of the covenants contained in the Foamex L.P. credit facility (the "Foamex L.P. Credit Facility") and such noncompliance was not cured by Foamex L.P. or waived by the lenders. Foamex L.P. was in compliance with the covenants in the Foamex L.P. Credit Facility as of December 29, 1996 and expects to be in compliance with the covenants for the foreseeable future. The ability of Foamex L.P. and of Foamex-JPS Automotive L.P. ("FJPS"), the owner of a 98% limited partnership interest in Foamex L.P., to make distributions to the Company is restricted by the terms of their respective financing agreements; therefore, the Company is not expected to have access to the cash flow generated by Foamex L.P. for the foreseeable future.

         Cash and cash equivalents increased $18.9 million during 1996 to $22.2 million at December 29, 1996 from $3.3 million at December 31, 1995 primarily due to net sale proceeds received from the sale of JPS Automotive which are subject to post-closing adjustments and improved operating results, offset by the increased use of cash and cash equivalents by the operating assets and liabilities of the Company, capital expenditures, scheduled debt repayments and the purchase of treasury stock. Cash and cash equivalents decreased $37.5 million during 1995 to $3.3 million at December 31, 1995 from $40.8 million at January 1, 1995 primarily due to capital expenditures, scheduled debt repayments, purchase of treasury stock and the acquisition of a manufacturing company in April 1995. Working capital increased $45.0 million during 1996 to $136.6 million at December 29, 1996 from $91.6 million at December 31, 1995 primarily due to improved operating results and the net sale proceeds received from the sale of JPS Automotive offset by working capital used for capital expenditures and purchases of treasury stock. Net operating assets and liabilities (comprised of accounts receivable, inventories and accounts payable) increased $21.3 million during 1996 to $144.3 million at December 29, 1996 from $123.0 million at December 31, 1995 primarily due to increases in accounts receivable and inventories offset by increases in accounts payable. The increases in accounts receivable and inventories are primarily associated with the improved operating results of the Company. In addition, raw material inventories increased due to increased year end purchases associated with a potential cost increase that did not occur. The increase in accounts payable is primarily associated with the year end purchase of raw material inventories. Working capital decreased $24.3 million during 1995 to $91.6 million at December 31, 1995 from $115.9 million at January 1, 1995 primarily due to (i) the reduction of cash and cash equivalents as discussed above and (ii) an increase in accrued restructuring charges. Net operating assets and liabilities (comprised of accounts receivable, inventories and accounts payable) decreased $10.1 million to $123.0 million at December 31, 1995 as compared to $133.1 million at January 1, 1994. The decrease was primarily due to a decrease in inventories. The 1996 and 1995 restructuring plans include approximately $16.8 million of cash charges of which $10.3 million has been incurred as of December 29, 1996.

         As of December 29, 1996, there were no revolving credit borrowings under the Foamex L.P. Credit Facility with unused availability of approximately $33.3 million which includes approximately $11.7 million associated with letters of credit outstanding which are supported by the Foamex L.P. Credit Facility. Borrowings by Foamex Canada as of December 29, 1996 were $3.7 million under Foamex Canada's revolving credit agreement with unused availability of approximately $0.7 million at an interest rate of 5.25%.

         Cash Flow from Operating Activities

         Cash flow from continuing operations was $41.3 million, $25.5 million and $48.1 million in 1996, 1995 and 1994, respectively. Cash flow from continuing operations increased in 1996 as compared to 1995 primarily as a result of improved operating results from continuing operations offset by an increased use of cash by the operating assets and liabilities. Cash flow from continuing operations decreased in 1995 as compared to 1994 primarily as a result of the reduction in operating results from continuing operations.

          Cash Flow from Investing Activities

          From the beginning of 1994 through 1996, the Company spent approximately $66.9 million on capital improvements. The expenditures included:
(i) installation of new variable pressure foaming technology ("VPF(TM)") in the Verona, Mississippi and Orange, California facilities; (ii) initiation of the construction of a facility in Mexico City, Mexico to improve manufacturing efficiencies and to meet the growing demand for foam products; and (iii) installation of more efficient foam production line systems and fabricating equipment in a number of manufacturing facilities. The Company expects to maintain capital expenditures at the current levels for the foreseeable future by focusing spending primarily on the maintenance of existing equipment and on the installation of the VPF(TM) manufacturing process.

          During 1996, the Company received net sale proceeds of approximately $59.5 million in connection with the sale of Perfect Fit ($42.7 million) and the sale of JPS Automotive ($16.8 million). The Perfect Fit sale was finalized in 1996 and the net sale proceeds were used to repurchase long-term debt (see Note 11 to the consolidated financial statements) and for the payment of certain retained liabilities, with the remainder held as restricted cash as of December 29, 1996 for the repurchase of additional long-term debt during 1997. As of February 26, 1997, the Company has repurchased approximately $8.0 million of long-term debt with restricted cash. The JPS Automotive sale price is subject to post-closing adjustment which is expected to be finalized during the second quarter of 1997.

          In April 1995, the Company acquired certain assets and assumed certain liabilities of manufacturers of synthetic fabrics for the carpet and furniture industries for an aggregate consideration of approximately $8.0 million, including related fees and expenses of approximately $0.3 million, with an initial cash payment of $7.2 million.

         In March  1994,  the  Company  acquired  Transformacion  De  Espumas  Y
Fieltros, S.A. de C.V. ("TEFSA") for an aggregate purchase price of $4.5 million, including related fees and expenses of approximately $0.4 million, to be paid over a three year period with an initial cash payment of $1.7 million. During 1996 and 1995, the Company made scheduled cash payments of approximately $0.8 million in each year in accordance with the purchase agreement. The final payment of approximately $0.8 million will be made in April 1997.

         Cash Flow from Financing Activities

         As of December 29, 1996, the Company had repurchased long-term debt of approximately $30.6 million with the net proceeds from the sale of Perfect Fit. In addition, the Company had repurchased long-term debt of approximately $8.0 million through February 26, 1997 with restricted cash.

         During 1996, Foamex Mexico borrowed $1.5 million under two promissory notes that bear interest at LIBOR (5.69% at December 29, 1996) plus 3/8% and mature on June 30, 1997. During 1994, the Company borrowed $97.0 million in connection with the acquisition of JPS Automotive which included a $40.0 million term loan under the Foamex L.P. Credit Facility and $57.0 from the issuance of Senior Secured Discount Debentures due 2004 (the "Discount Debentures") by FJPS and Foamex-JPS Capital Corporation ("FJCC"). These borrowings are further discussed in Note 8 to the consolidated financial statements.

         During 1996 and 1995, the Company purchased 624,700 shares and 929,700 shares of its common stock, respectively, for an aggregate cost of $6.3 million and $7.2 million, respectively, under programs authorized by the Board of Directors to purchase up to 3.0 million shares of the Company's common stock.

Interest Rate Swap Agreements

         The Company enters into interest rate swaps to lower funding costs and/or to manage interest costs and exposure to changing interest rates. The Company does not hold or issue financial instruments for trading purposes. The Company has an interest rate swap agreement, as amended, with a notional amount of $150.0 million through December 2001. Under the swap agreement, the Company has made variable payments based on LIBOR through December 1996 and is obligated to make fixed payments at 5.30% per annum for the twelve months ended in December 1997 and variable payments at a rate equal to LIBOR for the remainder of the agreement, in exchange for fixed payments by the swap partner at 5.81% per annum through December 1996, and 6.50% per annum for the remainder of the agreement, payable semiannually in arrears. The swap partner has the ability to terminate the swap agreement after the December 1997 payment if the LIBOR rate the Company is to pay for any period thereafter is equal to or less than 4.50% per annum. Interest expense will be subject to fluctuations in LIBOR during the term of the swap agreement except during 1997. The Company is exposed to credit loss in the event of nonperformance by the swap partner; however, the occurrence of this event is not anticipated.

         Also, the Company has an interest rate swap agreement, as amended, for a notional amount of $150.0 million through December 2001. Under this swap agreement, the Company has made variable payments based on LIBOR with a cap of 5.50% per annum and a floor of 4.75% per annum for the six months ended in June 1995, variable payments based on LIBOR with a floor of 4.75% per annum for the six months ended in December 1995, fixed payments at a rate of 5.81% per annum for the twelve months ended in December 1996 and is obligated to make fixed payments at a rate of 5.30% per annum for the twelve months ended in December 1997 and variable payments based on LIBOR for the remainder of the agreement, in exchange for variable payments by the swap partner at the rate of LIBOR plus 0.80% per annum for the six months ended in June 1995, LIBOR plus 0.72% per annum for the six months ended in December 1995, LIBOR plus 2.45% per annum for the six months ended in June 1996, LIBOR plus 2.39% per annum for the six months ended in December 1996 and fixed payments at 6.50% per annum for the remainder of the term of the agreement, payable semiannually in arrears. The swap partner has the ability to terminate the swap agreement after the December 1997 payment if the LIBOR rate the Company is to pay for any period thereafter is equal to or less than 4.50% per annum. The Company is exposed to credit loss in the event of nonperformance by the swap partner; however, the occurrence of this event is not anticipated. Interest expense will be subject to fluctuations in LIBOR during the term of the swap agreement except during 1997. The effect of the two interest rate swaps described above was a favorable adjustment to interest expense of $3.7 million, $1.4 million and $3.0 million for 1996, 1995 and 1994, respectively.

Environmental Matters

         The Company is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with the Company's compliance with such laws and regulations did not have a material adverse effect on operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by the Company in connection with environmental matters as of December 29, 1996 was $4.1 million. In addition, as of December 29, 1996, the Company has net receivables of $0.9 million for indemnification of environmental liabilities from former owners, net of a $1.0 million allowance relating to potential disagreements regarding the scope of the indemnification. Although it is possible that new information or future developments could require the Company to reassess its potential exposure to all pending environmental matters, including those described in the footnotes to the Company's consolidated financial statements, management believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position.

Inflation and Other Matters

         There was no significant impact on the Company's operations as a result of inflation during the prior three year period. See "Results of Operations 1995 versus 1994" for a discussion of the impact of raw material price increases. In some circumstances, market conditions or customer expectations may prevent the Company from increasing the price of its products to offset the inflationary pressures that may increase its costs in the future.

New Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (i) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (ii) eliminating the modified treasury stock method and the three percent materiality provision and (iii) revising the contingent share provisions and the supplemental EPS data requirements. SFAS 128 also makes a number of changes to existing disclosure requirements. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997.
The Company has not yet determined the impact of the implementation of SFAS 128.

         In October 1996, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities", which provides guidance on specific accounting issues that are present in the recognition, measurement, display and disclosure of environmental remediation liabilities. SOP 96-1 is effective for fiscal years beginning after December 15, 1996. Accordingly, the Company will adopt SOP 96-1 during the first quarter of 1997. Management believes that the adoption of this statement will not have a material impact on its results of operations or financial position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Foamex International Inc. and Subsidiaries:
             Report of Independent Accountants                             F-2
             Consolidated  Balance  Sheets as of December  29, 1996
             and December 31, 1995                                         F-3
             Consolidated  Statements of Operations  for the years
             ended 1996,  1995,  and 1994                                  F-5
             Consolidated  Statements  of Cash Flows for the years
             ended  1996,  1995,  and 1994                                 F-6
             Consolidated Statements of Stockholders' Equity (Deficit)
             for the years ended 1996, 1995, and 1994                      F-7
             Notes to Consolidated Financial Statements                    F-8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

PART III

          The information required by this Part III (Items 10, 11, 12 and 13) is hereby incorporated by reference from the Company's definitive proxy statement which is expected to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this report.

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)       Financial statements

          The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

(b)       Reports on Form 8-K.

             Form 8-K, dated December 11, 1996, reporting the closing of the sale of JPS Automotive on December 11, 1996 pursuant to Item 2 of Form 8-K.

(c)       Exhibits

3.1(a)    - Restated Certificate of Incorporation of the Company.

3.2(a)    - By-laws of the Company.

4.1(b) - Indenture, dated as of June 3, 1993, among Foamex L.P. and Foamex Capital Corporation ("FCC"), as joint and several obligors, General Felt, as Guarantor, and Shawmut Bank, National Association ("Shawmut"), as trustee, relating to $160,000,000 principal amount of 9 1/2% Senior Secured Notes due 2000, including form of Senior Secured Note.

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

4.3.1(p) - Third Supplemental Indenture, dated as of August 1, 1996, by and among the Foamex L.P and FCC, as Issuers, the Company, as parent guarantor, General Felt, as guarantor, Perfect Fit, as withdrawing guarantor, and Fleet National Bank ("Fleet"), as trustee, relating to the Senior Secured Notes.

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

4.12(c) - Indenture, dated as of October 13, 1992, among Foamex L.P., FCC, and The Connecticut National Bank, as trustee, relating to $150,000,000 principal amount of 11 1/4% Senior Notes due 2002, including form of Senior Note.

4.13(d) - First Supplemental Indenture, dated as of March 23, 1993, among Foamex L.P. and FCC, as joint and several obligors, General Felt, as Guarantor, and Shawmut Bank Connecticut, National Association (formerly The Connecticut National Bank) ("Shawmut Connecticut"), as trustee, relating to the Senior Notes.

4.14(a) - Second Supplemental Indenture, dated as of November 18, 1993, among Foamex L.P. and FCC, as Issuers, General Felt and Perfect Fit, as Guarantors, and Shawmut Connecticut, as trustee, relating to the Senior Notes.

4.15(a) - Third Supplemental Indenture, dated as of December 14, 1993, among Foamex L.P. and FCC, as Issuers, the Company, General Felt and Perfect Fit, as Guarantors, and Shawmut Connecticut, as trustee, relating to the Senior Notes.

4.16(j) - Fourth Supplemental Indenture, dated as of October 31, 1994, among Foamex L.P. and FCC as Issuers, the Company as Parent Guarantor, General Felt and Perfect Fit as Guarantors, and Shawmut Connecticut, as Trustee, relating to the Senior Notes.

4.17(p) - Fifth Supplemental Indenture, dated as of August 1, 1996, by and among Foamex L.P. and FCC as guarantor, Perfect Fit, as withdrawing guarantors, and Fleet, as trustee, relating to the Senior Notes.

4.18(c) - Indenture, dated as of October 13, 1992, among Foamex L.P., FCC and Shawmut, as trustee, relating to $126,000,000 principal amount of 11 % Senior Subordinated Debentures due 2004, including form of Senior Subordinated Debenture.

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

4.22(p) - Fourth Supplemental Indenture, dated as of August 1, 1996, by and among Foamex L.P. and FCC, as Issuers, the Company, as parent, General Felt, as guarantor, Perfect Fit, as withdrawing guarantor, and Fleet, as trustee relating to the Senior Subordinated Debentures.

4.23(i) - Indenture, dated as of June 28, 1994, among FJPS and FJCC, as Issuers, the Company, as guarantor, and Shawmut Connecticut, as trustee, relating to $116,745,000 principal amount of Senior Secured Discount Debentures due 2004, including form of Senior Secured Discount Debenture.

4.24(j) - Pledge Agreement, dated as of June 28, 1994, made by FJPS in favor of Shawmut, as collateral agent for the holders of the Senior Secured Discount Debentures.

4.25(i) - Senior Note, dated June 28, 1994, in the aggregate principal amount of $87,943,103.14 due July 1, 2006, executed by FJPS to Foamex L.P.

4.26(t) - Consent, Waiver and Amendment Agreement, dated December 11, 1996, between FJPS and Foamex L.P. 4.27(p) - Commitment letter, dated July 9, 1996, from The Bank of Nova Scotia to Foamex Canada Inc. 4.28(p) - Third Amended and Restated Credit Agreement, dated as of July 30, 1996, among Foamex L.P., General Felt, Trace Foam Company, Inc. ("Trace Foam"), FMXI, Inc. ("FMXI"), Citibank, N.A., The Bank of Nova Scotia, the institutions from time to time parties thereto as lenders, the institutions parties thereto as issuing banks and Citibank, N.A. and The Bank of Nova Scotia, as Administrative Agents (the "Credit Agreement").

4.29(q) - First Amendment to Third Amended and Restated Credit Agreement, dated September 30, 1996, among Foamex L.P., General Felt, Trace Foam, FMXI, Citibank, N.A., The Bank of Nova Scotia, the institutions from time to time parties thereto as lenders, the institutions from time to time parties as lenders, the parties thereto as issuing banks and Citibank, N.A. and The Bank of Nova Scotia, as Administrative Agents.

4.30(t) - Second Amendment to Third Amended and Restated Credit Agreement, dated as of November 27, 1996, among Foamex L.P., General Felt, Trace Foam, FMXI, Citibank, N.A., The Bank of Nova Scoria, the institutions from time to time parties thereto as lenders, the institutions parties thereto as issuing banks and Citibank, N.A. and The Bank of Nova Scotia, as Administrative Agents.

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

4.34(n) - First Amendment to Amended and Restated Guaranty, dated June 30, 1995, executed by the Company in favor of Citibank, N.A. and The Bank of Nova Scotia, as Administrative Agents, for the ratable benefit of the lenders and the issuing banks under the Credit Agreement.

4.35(n) - Second Amendment to Amended and Restated Guaranty, dated February 27, 1996, executed by the Company in favor of Citibank, N.A. and The Bank of Nova Scotia, as Administrative Agents, for the ratable benefit of the lenders and the issuing banks under the Credit Agreement.

4.36(t) - Third Amendment to Amended and Restated Guaranty, dated November 27, 1996, executed by the Company in favor of Citibank, N.A. as Collateral Agent, for the ratable benefit of the lenders and the issuing banks under the Credit Agreement.

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

4.39(p) - Amendatory Agreement, dated as of July 30, 1996, among Foamex L.P., General Felt, FCC, and Citibank, N.A., as collateral agent under the Credit Agreement.

4.40(a) - Intercreditor Agreement, dated as of November 18, 1993, by and between Citibank, N.A., as Administrative Agent under the Credit Agreement and Shawmut, as trustee under the Foamex L.P. Senior Secured
          Note Indenture.

4.41(a) - Subordinated Promissory Note, dated as of May 6, 1993, in the original principal amount of $7,014,864 executed by Foamex L.P. to John Rallis ("Rallis").

4.42(a) - Marely Loan Commitment Agreement, dated as of December 14, 1993, by and between the Company and Marely s.a. ("Marely").

4.43(a) - DLJ Loan Commitment Agreement, dated as of December 14, 1993, by and between the Company and DLJ Funding, Inc. ("DLJ Funding") .

4.44(p) - Promissory Note, dated July 7, 1996, in the aggregate principal amount of $4,372,516 executed by Trace Holdings to Foamex L.P.

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

10.3(a) - Registration Rights Agreement, dated as of December 14, 1993, by and between the Company and Rallis.

10.4(a) - Registration Rights Agreement, dated as of December 14, 1993, by and among the Company and DLJ Funding and, for certain limited purposes as set forth therein, Trace Holdings and Trace Foam.
10.5(a) - Registration Rights Agreement, dated as of December 14, 1993, by and between the Company and FCD Sub, Inc.
10.6(a) - Registration Rights Agreement, dated as of December 14, 1993, by and among the Company and Marely and, for certain limited purposes as set forth therein, Trace Holdings and Trace Foam.
10.7(a) - Registration Rights Agreement, dated as of December 14, 1993, by and between the Company and Trace Foam.
10.8(a) - Registration Rights Agreement, dated as of December 14, 1993, by and between the Company and Trace Holdings.
10.9(a) - Registration Rights Agreement, dated as of November 18, 1993, by and among the Company and the Investors which are signatories thereto.
10.10(i) - Warrant Registration Rights Agreement, dated as of June 28, 1994, by and among the Company, DLJ Funding and Smith Barney Inc.
10.11(h) - Warrant Agreement, dated as of June 28, 1994, between the Company and Shawmut.
10.12(t) - Revised Confirmation Letter Agreements, dated as of January 7, 1997, by and between Foamex L.P. and Citibank, N.A.
10.13(t) - Assignment Agreement, dated as of December 16, 1996, among Foamex L.P., FCC, and Salomon Brothers Holdings Company Inc ("Salomon Holdings").
10.14(d) - Reimbursement Agreement, dated as of March 23, 1993, between Trace Holdings and General Felt.
10.15(d) - Shareholder Agreement, dated December 31, 1992, among Recticel, s.a. ("Recticel"), Recticel Holding Noord B.V., Foamex L.P., Beamech Group Limited, LME-Beamech, Inc., James Brian Blackell, and Prefoam AG relating to foam technology sharing arrangement.
10.16(e) - Asset Transfer Agreement, dated as of October 2, 1990, between Trace Holdings and Foamex L.P. (the "Trace Holdings Asset Transfer Agreement").
10.17(e) - First Amendment, dated as of December 19, 1991, to the Trace Holdings Asset Transfer Agreement.
10.18(e) - Amended and Restated Guaranty, dated as of December 19, 1991, made by Trace Foam in favor of Foamex L.P.
10.19(e) - Asset Transfer Agreement, dated as of October 2, 1990, between RFC and Foamex L.P. (the "RFC Asset Transfer Agreement").
10.20(e) - First Amendment, dated as of December 19, 1991, to the RFC Asset Transfer Agreement.
10.21(e) - Schedule 5.03 to the RFC Asset Transfer Agreement (the "5.03 Protocol").
10.22(d) - The 5.03 Protocol Assumption Agreement, dated as of October 13, 1992, between RFC and Foamex L.P.
10.23(d) - Letter Agreement between Trace Holdings and Recticel regarding the Recticel guaranty, dated as of July 22, 1992.
10.24(i) - Supply Agreement, dated June 28, 1994, between Foamex L.P. and the Company.
10.25(i) - First Amended and Restated Tax Sharing Agreement, dated as of December 14, 1993, among Foamex L.P., Trace Foam, FMXI, and the Company.
10.26(i) - Tax Sharing Agreement, dated as of June 28, 1994, among FJPS and the Company.
10.27(t) - Tax Distribution Advance Agreement, dated as of December 11, 1996, by and between Foamex L.P. and FJPS.
10.28(d) - Trace Foam Management Agreement between Foamex L.P. and Trace Foam, dated as of October 13, 1992.
10.29(i) - Affirmation Agreement re: Management Agreement, dated as of December 14, 1993 between Foamex L.P. and Trace Foam.

10.30(m) - Aircraft Purchase Agreement, dated as of August 22, 1995, by and between Trace Aviation Corp. ("Trace Aviation") and Foamex Aviation Inc. ("Foamex Aviation").
10.31(m) - Aircraft Sale, Lease and Operating Agreement, dated as of August 22, 1995, by and between Trace Aviation and Trace Holdings.
10.32(m) - Assumption/Aircraft Security Agreement, dated as of August 22, 1995, by and between Foamex Aviation and the CIT Group/Equipment Financing, Inc. ("CIT Group").
10.33(m) - Collateral Assignment of Aircraft Leases and Aircraft Use Agreements, dated as of August 22, 1995, by and between Foamex Aviation and CIT Group.
10.34(m) - Guaranty by the Company in favor of CIT Group, dated as of August 22, 1995.
10.35(m) - Aviation Guaranty Indemnity Agreement, dated as of August 22, 1995, by and between the Company and Trace Holdings.
10.36(e)(o) - Salaried Incentive Plan of Foamex L.P. and Subsidiaries. 10.37(e)(o) - Trace Holdings 1987 Nonqualified Stock Option Plan.
10.38(e)(o) - Equity Growth Participation Program.
10.39(j)(o) - General Felt Industries, Inc. Retirement Plan for Salaried
          Employees, effective as of January 1, 1995.
10.40(e)(o) - Foamex L.P. Salaried Retirement Plan (formerly known as the Foamex
          L.P. Products, Inc. Salaried Employee Retirement Plan), as amended, effective July 1, 1984.
10.41(e)(o) - Foamex L.P. 401(k) Savings Plan dated January 1, 1989.
10.42(l)(o) - Foamex/GFI 401(k) Savings Plan dated July 1, 1995.
10.43(a)(o) - The Company's 1993 Stock Option Plan.
10.44(a)(o) - The Company's Non-Employee Director Compensation Plan.
10.45(a)(o) - Employment Agreement, dated as of May 6, 1993, by and between
          Foamex L.P. and Rallis.
10.46(f)(o) - Employment Agreement, dated as of February 1, 1994, by and between
          Foamex L.P. and William H. Bundy.
10.47(n)(o) - Employment Agreement, dated as of June 26, 1995, by and between
          Foamex L.P. and Salvatore J. Bonanno
10.48(k)(o) - Bonus Agreement, dated as of May 7, 1993, between the Company and
          Robert Hay.
10.49(a) - Amended and Restated Put Option Agreement, dated as of December 14, 1993, by and between Trace Holdings and Rallis.
10.50(f) - Stock Purchase Agreement, dated as of December 23, 1993, by and between Transformacion de Espumas y Fieltros, S. A. de C.V., the stockholders which are parties thereto, and Foamex L.P.
10.51(g) - Asset Purchase Agreement, dated as of May 25, 1994, by and among JPS Automotive, JPS Textile Group, Inc., the Company, JPS Auto Inc., and JPS Converter & Industrial Corp.
10.52(r) - Agreement and Plan of Merger, as amended, dated as of June 11, 1996, by and among, PFI Subsidiary, Inc., PFI Acquisition Corp., Jody B. Vitale, Perfect Fit, General Felt, and Foamex L.P.
10.53(s) - Equity Purchase Agreement, dated as of August 28, 1996, by and among JPSGP Inc., FJPS, and Collins & Aikman Products Co.
10.54(u) - Amendment No. 1 to Equity Purchase Agreement, by and among JPSGP Inc., FJPS, the Company and Collins and Aikman Products Co., dated as of December 11, 1996.
21        - Subsidiaries of the Registrant.
23.1      - Consent of Independent Accountants of Coopers & Lybrand L.L.P.
________________
          (a) Incorporated herein by reference to the Exhibit to the Company's Registration Statement on Form S-1, Registration No. 33-69606.

          (b) Incorporated herein by reference to the Exhibit to the Registration Statement of Foamex L.P. and FCC on Form S-4, Registration No. 33-65158.

          (c) Incorporated herein by reference to the Exhibit to the Registration Statement of Foamex L.P., FCC, and General Felt on Form S-1, Registration Nos. 33-60888, 33-60888-01, and
               33-60888-02.

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

          (j) Incorporated herein by reference to the Exhibit to the Form 10-K of the Company for fiscal 1994.

          (k) Incorporated herein by reference to the Exhibit to the Form 10-K of Foamex L.P. for fiscal 1994.

          (l) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex L.P. for the quarterly period ended July 2, 1995.

          (m) Incorporated herein by reference to the Exhibit to the Form 10-Q of the Company for the quarterly period ended October 1, 1995.

          (n) Incorporated herein by reference to the Exhibit to the Form 10-K of Foamex L.P. for fiscal 1995.

          (o) A management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this report.

          (p) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex L.P. for the quarterly period ended June 30, 1996.

          (q) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex L.P. for the quarterly period ended September 29, 1996.

          (r) Incorporated herein by reference to the Exhibit to the Form 8-K of Foamex L.P. reporting an event which occurred on June 11, 1996.

          (s) Incorporated herein by reference to the Exhibit to the Form 8-K of Foamex International Inc. reporting an event which occurred on August 28, 1996.

          (t) Incorporated herein by reference to the Exhibit to the Form 10-K of Foamex L.P. for fiscal 1996.

          (u) Incorporated herein by reference to the Exhibit to the Form 8-K of Foamex International Inc. reporting an event which occurred on December 11, 1996.

          Certain instruments defining the rights of security holders have been excluded herefrom in accordance with Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

(d)       Schedules

          The schedules listed in the accompanying Index to Financial Statement Schedules are filed as part of this Annual Report on Form 10-K.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of April, 1997.

                                      FOAMEX INTERNATIONAL INC.


                                       By: /s/ Marshall S. Cogan
                                          Marshall S. Cogan
                                          Chairman of the Board and
                                          Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf by the registrant and in the capacities and on the dates indicated:

Signature                        Title                              Date


/s/ Marshall S. Cogan        Chairman of the Board,            April 7, 1997
    Marshall S. Cogan        Chief Executive Officer
                             and Director


/s/ Robert J. Hay            Chairman Emeritus                 April 7, 1997
    Robert J. Hay            and Director


/s/ John Rallis              President, Chief                  April 7, 1997
    John Rallis              Operating Officer and
                             Director


/s/ Kenneth R. Fuette        Senior Vice President             April 7, 1997
    Kenneth R. Fuette        of Finance (Chief Financial
                             Officer and Chief
                             Accounting Officer)


/s/ Salvatore J. Bonanno     Director                          April 7, 1997
    Salvatore J. Bonanno

/s/ Etienne Davignon         Director                          April 7, 1997
    Etienne Davignon


/s/ Andrea Farace            Director                          April 7, 1997
    Andrea Farace


/s/ Stuart J. Hershon        Director                          April 7, 1997
    Stuart J. Hershon


/s/ John V. Tunney           Director                          April 7, 1997
    John V. Tunney

                            FOAMEX INTERNATIONAL INC.
                          INDEX TO FINANCIAL STATEMENTS



     Index to Consolidated Financial Statements                       F-1

     Report of Independent Accountants                                F-2

     Consolidated Balance Sheets as of December 29, 1996
     and December 31, 1995                                            F-3

     Consolidated Statements of Operations for the years
     ended 1996, 1995, and 1994                                       F-5

     Consolidated Statements of Cash Flows for the years
     ended 1996, 1995, and 1994                                       F-6

     Consolidated Statements of Stockholders' Equity
     (Deficit) for the years ended 1996, 1995, and 1994               F-7

     Notes to Consolidated Financial Statements                       F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Foamex International Inc.:

We have audited the consolidated financial statements and financial statement schedules of Foamex International Inc. and subsidiaries (the "Company") listed in Item 14 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 29, 1996 and December 31, 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 29, 1996 in conformity with generally accepted accounting principles.
In addition, in our opinion, the financial statement schedules, referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 26, 1997

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                 December 29,     December 31,
ASSETS                                               1996            1995
                                                          (thousands)
CURRENT ASSETS:
    Cash and cash equivalents                       $22,203         $3,322
    Restricted cash                                  12,143             --
    Accounts receivable, net of allowance for
      doubtful accounts of $6,328 and $9,138        126,573        113,716
    Inventories                                     102,610         89,952
    Deferred income taxes                            21,765         12,625
    Due from related parties                          1,866          1,644
    Other current assets                             19,944         25,033
                                                  ---------       --------

            Total current assets                    307,104        246,292
                                                   --------       --------
PROPERTY, PLANT AND EQUIPMENT:
    Land and land improvements                        9,674          4,632
    Buildings and leasehold improvements             78,082         78,169
    Machinery, equipment and furnishings            199,993        190,708
    Construction in progress                         20,784          7,985
                                                  ---------      ---------

            Total                                   308,533        281,494

    Less accumulated depreciation and
      amortization                                 (113,160)       (98,176)
                                                   --------       --------

      Property, plant and equipment, net            195,373        183,318
COST IN EXCESS OF ASSETS ACQUIRED, NET               82,471         89,605

DEBT ISSUANCE COSTS, NET                             18,628         22,770

NET ASSETS OF DISCONTINUED OPERATIONS                    --        191,188

OTHER ASSETS                                         16,270         15,069
                                                  ---------      ---------

TOTAL ASSETS                                       $619,846       $748,242
                                                   ========       ========


         The accompanying notes are an integral part of the consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    December 29,    December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                         1996             1995
                                                                   (thousands except share data)
CURRENT LIABILITIES:
    Short-term borrowings                                               $3,692         $2,199
    Current portion of long-term debt - unrelated parties               14,505          9,281
    Accounts payable                                                    84,930         80,624
    Accrued employee compensation                                        7,302          8,116
    Accrued interest                                                     9,012          9,694
    Accrued restructuring charges                                        6,300         16,287
    Other accrued liabilities                                           44,782         28,483
                                                                     ---------      ---------

      Total current liabilities                                        170,523        154,684

LONG-TERM DEBT - UNRELATED PARTIES                                     477,527        509,414

LONG-TERM DEBT - RELATED PARTIES                                         5,817          5,540

DEFERRED INCOME TAXES                                                    6,290         24,996

ACCRUED RESTRUCTURING CHARGES                                            4,043          3,773

OTHER LIABILITIES                                                       13,749         20,452
                                                                     ---------      ---------

    Total liabilities                                                  677,949        718,859
                                                                     ---------      ---------

COMMITMENTS AND CONTINGENCIES                                               --             --
                                                                     ---------      ---------

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred Stock, par value $1.00 per share:
      Authorized 5,000,000 shares - none issued                             --             --
    Common Stock, par value $.01 per share:
      Authorized 50,000,000 shares
      Issued 26,753,262 and 26,715,960 shares, respectively;
      Outstanding 25,198,862 and 25,786,260 shares, respectively           267            267
    Additional paid-in capital                                          84,579         84,015
    Retained earnings (accumulated deficit)                           (120,174)       (37,039)
    Other                                                               (9,312)       (10,693)
                                                                     ---------      ---------
                                                                       (44,640)        36,550
    Common Stock held in treasury, at cost:
      1,554,400 shares and 929,700, respectively                       (13,463)        (7,167)
                                                                     ---------      ---------

      Total stockholders' equity (deficit)                             (58,103)        29,383
                                                                     ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $619,846       $748,242
                                                                     =========      =========

         The accompanying notes are an integral part of the consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the Years 1996, 1995, and 1994

                                                        1996           1995           1994
                                                        (thousands except per share amounts)
NET SALES                                             $926,351       $862,834       $833,660

COST OF GOODS SOLD                                     773,119        762,085        691,265
                                                     ---------      ---------      ---------

GROSS PROFIT                                           153,232        100,749        142,395

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                            58,329         69,913         62,245

RESTRUCTURING AND OTHER CHARGES (CREDITS)               (6,541)        41,417             --
                                                     ---------      ---------      ---------

INCOME (LOSS) FROM OPERATIONS                          101,444        (10,581)        80,150

INTEREST AND DEBT ISSUANCE EXPENSE                      53,900         52,878         45,131

OTHER INCOME, NET                                        1,617            461          1,147
                                                     ---------      ---------      ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE PROVISION (BENEFIT) FOR INCOME TAXES         49,161        (62,998)        36,166

PROVISION (BENEFIT) FOR INCOME TAXES                    16,669        (12,248)        13,955
                                                     ---------      ---------      ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS                32,492        (50,750)        22,211
                                                     ---------      ---------      ---------

DISCONTINUED OPERATIONS:

INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
    NET OF INCOME TAXES                                   (584)        (2,370)         3,919

LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS,
    INCLUDING PROVISIONS FOR OPERATING LOSSES
    DURING THE PHASE-OUT PERIOD, NET OF INCOME
    TAXES                                             (113,896)            --             --
                                                     ---------      ---------      ---------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
    NET OF INCOME TAXES                               (114,480)        (2,370)         3,919
                                                     ---------      ---------      ---------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                (81,988)       (53,120)        26,130

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
    OF DEBT, NET OF INCOME TAXES                        (1,147)            --             --
                                                     ---------      ---------      ---------

NET INCOME (LOSS)                                     $(83,135)      $(53,120)       $26,130
                                                     =========      =========      =========

EARNINGS (LOSS) PER SHARE:

CONTINUING OPERATIONS                                    $1.27         $(1.92)         $0.83

DISCONTINUED OPERATIONS                                  (4.47)         (0.09)          0.15

EXTRAORDINARY LOSS                                       (0.05)          0.00           0.00
                                                     ---------      ---------      ---------

EARNINGS (LOSS) PER SHARE                               $(3.25)        $(2.01)         $0.98
                                                     =========      =========      =========

WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                               25,616         26,472         26,684
                                                     =========      =========      =========

         The accompanying notes are an integral part of the consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Years 1996, 1995, and 1994

                                                                    1996           1995           1994
                                                                                (thousands)
OPERATING ACTIVITIES:
   Net income (loss)                                              $(83,135)      $(53,120)       $26,130
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization                                  22,353         23,302         22,108
     Amortization of debt issuance costs and debt discount          13,903         12,192          6,468
     Net loss on disposal of discontinued operations               110,137             --             --
     Net loss (income) from discontinued operations                  4,343          2,370         (3,919)
     Asset writedowns and other charges (credits)                   (7,364)        16,677             --
     Provision for uncollectible accounts                              704          4,627            878
     Deferred income taxes                                          14,903        (10,667)         9,914
     Other, net                                                     (3,642)           (72)           453
   Changes in operating assets and liabilities,
     net of acquisitions and discontinued operations
     Accounts receivable                                           (13,723)        (1,604)       (24,677)
     Inventories                                                   (13,078)        14,146        (21,790)
     Accounts payable                                                4,306         (2,726)        49,039
     Accrued restructuring charges                                  (7,405)        17,284         (3,469)
     Other assets and liabilities                                   (1,048)         3,048        (13,031)
                                                                 ---------      ---------      ---------

        Net cash provided by continuing operations                  41,254         25,457         48,104
        Net cash provided by discontinued operations                16,491          4,133          6,471
                                                                 ---------      ---------      ---------
        Net cash provided by operating activities                   57,745         29,590         54,575
                                                                 ---------      ---------      ---------

INVESTING ACTIVITIES:
   Capital expenditures                                            (23,344)       (22,348)       (21,201)
   Acquisitions, net of cash acquired                                 (841)        (8,113)        (1,712)
   Proceeds from sale of discontinued operations                    59,452             --             --
   Increase in restricted cash                                     (12,143)            --             --
   Discontinued operations investing activities                     (5,490)       (19,411)      (290,014)
   Other investing activities                                       (1,276)         2,495         (1,910)
                                                                 ---------      ---------      ---------

        Net cash provided by (used for) investing activities        16,358        (47,377)      (314,837)
                                                                 ---------      ---------      ---------

FINANCING ACTIVITIES:
   Net proceeds from (repayments of) short-term borrowings           1,493         (1,685)           537
   Net proceeds from (repayments of) revolving loans                    --         (3,000)         3,000
   Proceeds from long-term debt-unrelated parties                    1,500             --         97,000
   Repayments of long-term debt-unrelated parties                  (38,887)        (9,356)        (3,256)
   Debt issuance costs                                                  --           (184)        (9,116)
   Purchase of treasury stock                                       (6,296)        (7,167)            --
   Discontinued operations financing activities                    (12,406)         1,674        179,655
   Other financing activities                                         (626)             --           (687)
                                                                 ---------      ---------      ---------

        Net cash provided by (used for) financing activities       (55,222)       (19,718)       267,133
                                                                 ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents                18,881        (37,505)         6,871

Cash and cash equivalents at beginning of period                     3,322         40,827         33,956
                                                                 ---------      ---------      ---------

Cash and cash equivalents at end of period                         $22,203         $3,322        $40,827
                                                                 =========      =========      =========

         The accompanying notes are an integral part of the consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       For the Years 1996, 1995, and 1994

                                                                                 Retained
                                                                Additional       Earnings
                                               Common Stock      Paid-in        (Accumulated                    Treasury
                                              Shares  Amount     Capital          Deficit)         Other          Stock
                                                                        (thousands)
Balances at January 2, 1994                  26,684     $267       $80,566       $ (10,049)      $ (6,478)

Issuance of warrants                                                 3,000
Stock option compensation                                               75
Stock options exercised                                                 10
Additional pension liability                                                                           86
Foreign currency translation adjustment                                                            (1,435)
Other                                                                  (27)
Net income                                                                          26,130
                                             ------     ----       -------       ---------       --------

Balances at January 1, 1995                  26,684      267        83,624          16,081         (7,827)

Issuance of common stock                         32        -           316
Stock option compensation                                               75
Increase in note receivable from
    principal stockholder                                                                          (1,373)
Additional pension liability                                                                       (1,974)
Foreign currency translation adjustment                                                               481
Purchase of treasury stock                                                                                    $ (7,167)
Net loss                                                                           (53,120)
                                             ------     ----       -------       ---------       --------     --------

Balances at December 31, 1995                26,716      267        84,015         (37,039)       (10,693)      (7,167)

Issuance of common stock                         22        -           165
Stock option compensation                                              297
Stock options exercised                          15        -           102
Additional pension liability                                                                        1,427
Foreign currency translation adjustment                                                               (46)
Purchase of treasury stock                                                                                      (6,296)
Net loss                                                                           (83,135)
                                             ------     ----       -------       ---------       --------     --------

Balances at December 29, 1996                26,753     $267       $84,579       $(120,174)      $ (9,312)    $(13,463)
                                             ======     ====       =======       =========       ========     ========


         The accompanying notes are an integral part of the consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND BASIS OF PRESENTATION

         Foamex International Inc. (the "Company") is a significant manufacturer and marketer of flexible polyurethane foam and foam products in North America through Foamex L.P., a 99% owned subsidiary. The Company's products include (i) foam for carpet cushion and other carpet products, (ii) cushioning foams for furniture, bedding, packaging and health care, (iii) foams for automotive trim and accessories and (iv) technical foams for filtration, consumer products and packaging.

         During 1996, the Company sold Perfect Fit Industries, Inc. ("Perfect Fit") and JPS Automotive L.P. ("JPS Automotive") which comprised the home comfort products and automotive textile business segments, respectively, of the Company. The consolidated financial statements of the Company have been restated for discontinued operations and includes a net loss of $113.9 million (net of $34.9 million income tax benefit) on the disposal of these business segments which includes provisions for operating losses during the phase-out period. (See
Note 3 for further discussion).

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Consolidation

         The consolidated financial statements include the accounts of the Company and all subsidiaries that the Company directly or indirectly controls, either through majority ownership or otherwise, other than the home comfort products and automotive textile business segments which are accounted for as discontinued operations. Intercompany accounts and transactions for continuing operations have been eliminated in consolidation.

         The   consolidated   financial   statements   have  been  restated  for
discontinued operations. The accompanying notes present amounts related only to continuing operations.

         Fiscal Year

         The Company's fiscal year ends on the Sunday closest to the thirty-first day of December. Fiscal years 1996, 1995 and 1994 were composed of fifty-two weeks and ended on December 29, 1996, December 31, 1995 and January 1, 1995, respectively.

         Accounting Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. (See Notes 3, 4, 9, 10, 16, 17 and 18 and Cost in Excess of Net Assets Acquired below.)

         Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. On December 29, 1996 and December 31, 1995, cash and cash equivalents included $19.6 million and $2.7 million, respectively, of repurchase agreements collateralized by U.S. Government securities.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Restricted Cash

         As of December 29, 1996, the Company had restricted cash of approximately $12.1 million. This cash was derived from the net sales proceeds relating to the sale of Perfect Fit and is restricted by Foamex L.P.'s debt agreements. As of February 26, 1997, the Company has used approximately $8.4 million of the restricted cash to repurchase approximately $8.0 million of outstanding indebtedness.

         Inventories

         Inventories are stated at the lower of cost or market. The cost of the inventories is determined on a first-in, first-out basis.

         Property, Plant and Equipment

         Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The range of useful lives estimated for buildings is generally twenty to thirty-five years, and the range for machinery, equipment and furnishings is five to twelve years. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated useful lives of the leasehold improvements. Depreciation expense for the years ended 1996, 1995 and 1994 was $19.1 million, $19.1 million and $16.8 million, respectively. For income tax purposes, the Company uses accelerated depreciation methods.

         Cost of maintenance and repairs is charged to expense as incurred. Renewals and improvements are capitalized. Upon retirement or other disposition of items of plant and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

         Debt Issuance Costs

         Debt issuance costs consist of amounts incurred in obtaining long-term financing. These costs are being amortized over the term of the related debt using the interest method. Accumulated amortization as of December 29, 1996 and December 31, 1995 was approximately $8.8 million and $6.7 million, respectively.

         Cost in Excess of Net Assets Acquired

         The excess of the acquisition cost over the fair value of net assets acquired in business combinations accounted for as purchases is amortized using the straight-line method over a forty year period. At each balance sheet date the Company evaluates the recoverability of cost in excess of net assets acquired using certain financial indicators such as historical and future ability to generate income from operations based on a going concern basis. Accumulated amortization as of December 29, 1996 and December 31, 1995 was approximately $11.6 million and $9.0 million, respectively.

         Environmental Matters

         Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.

         Postretirement and Postemployment Benefits

         The Company accrues postretirement benefits throughout the employees' active service periods until they attain full eligibility for those benefits. Also, the Company accrues postemployment benefits when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid.

         Foreign Currency Accounting

         The financial statements of foreign subsidiaries, except in countries treated as highly inflationary, have been translated into U.S. dollars by using the year end exchange rates for the assets and liabilities and average exchange rates for the statements of operations. Currency translation adjustments are included in other stockholders' equity (deficit) until the entity is substantially sold or liquidated. For operations in countries treated as highly inflationary, certain financial statement amounts are translated at historical exchange rates, with all other assets and liabilities translated at year end exchange rates. These translation adjustments are reflected in the results of operations and are insignificant for all periods presented. Also, foreign currency transaction gains and losses are insignificant for all periods presented. The effect of foreign currency exchange rates on cash flows is not material.

         Interest Rate Swap Agreement

         The differential to be paid or received under an interest rate swap agreement is recognized as an adjustment to interest and debt issuance expense in the current period as interest rates change.

         Income Taxes

         Income taxes are accounted for under the liability method, in which deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of assets and liabilities using the income tax rates, under existing legislation, expected to be in effect at the date such temporary differences are expected to reverse.

         Earnings (Loss) Per Share

         Earnings (loss) per share for 1996 was computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options and warrants which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's common stock. For 1995 and 1994, common stock equivalents have not been included since the effect would be antidilutive and/or immaterial.

         Reclassifications

         Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform with the current year's presentation.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       DISCONTINUED OPERATIONS

         On December 11, 1996, the Company completed the sale of its partnership interests in JPS Automotive for a sale price of approximately $220.1 million including $200.1 million of JPS Automotive's indebtedness. The sale is subject to a post-closing adjustment which is expected to be finalized during the second quarter of 1997. The sale included substantially all of the net assets of the automotive textiles business segment. Actual and estimated transaction expenses related to the sale amounted to approximately $8.9 million. The Company has recorded a net loss on the sale of JPS Automotive of approximately $70.9 million (net of $34.2 million income tax benefit), which includes the loss on disposal and a net loss of $1.3 million (net of $0.7 million income tax benefit) relating to operating losses during the phase-out period.

         During 1996, the Company finalized the sale of the outstanding common stock of Perfect Fit, a wholly-owned subsidiary, for an adjusted sale price of approximately $44.2 million. The sale included substantially all of the net assets of the home comfort products segment. Actual and estimated transaction expenses related to the sale amounted to approximately $1.5 million. The Company has recorded a loss on the sale of Perfect Fit of approximately $43.0 million, which includes the loss on disposal and a net loss of $2.4 million relating to operating losses during the phase-out period. A valuation allowance has been provided for the capital loss relating to the sale of Perfect Fit since the Company has determined that capital gain taxable income is not likely to be sufficient to recognize the deferred tax asset relating to the capital loss carryforward.

         The Company's financial statements have been restated to reflect the discontinuation of the home comfort products and automotive textile business segments. In addition to the interest and debt issuance expense of JPS Automotive, interest and debt issuance expense was allocated to discontinued operations based on the estimated debt to be retired from the net proceeds from the sale of Perfect Fit and JPS Automotive. A summary of the operating results for the discontinued operations is as follows:

                                                                      1996              1995           1994
                                                                                    (thousands)
Sales                                                                 $244,305         $405,726       $254,174
Gross profit                                                            38,296           69,410         50,477
Income from operations                                                  17,072           28,009         24,026
Interest and debt issuance expense                                      16,905           28,575         16,463
Other expense                                                             (975)            (113)          (127)
Income (loss) from discontinued operations before income taxes            (808)            (679)         7,436
Provision (benefit) for income taxes                                      (224)           1,691          3,517
Income (loss) from discontinued operations, net of income taxes           (584)          (2,370)         3,919

1 The Company's discontinued operations includes the operations of Perfect Fit through June 1996 and JPS Automotive through September 1996.

         Net assets of discontinued operations (excluding intercompany net assets) at December 31, 1995 were as follows:

                                                 1995
                                             (thousands)
Current assets                                $100,574
Property, plant and equipment, net             142,863
Cost in excess of assets acquired, net         202,020
Other assets                                    10,642
                                              --------
   Total assets                                456,099
                                              --------

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       DISCONTINUED OPERATIONS (continued)

                                         1995
                                     (thousands)
Current liabilities                     49,202
Long-term debt                         204,463
Other liabilities                       11,246
                                      --------
   Total liabilities                   264,911
                                      --------
Net assets                            $191,188
                                      ========

4        RESTRUCTURING AND OTHER CHARGES (CREDITS)

         In 1995, the Company approved a restructuring plan (the "1995 restructuring plan") to consolidate thirteen foam production, fabrication or branch locations to concentrate resources as a result of industry conditions and better position itself to achieve its strategic growth objectives. The Company recorded restructuring and other charges of $41.4 million which was comprised of $35.6 million associated with the consolidation of the foam production, fabrication or branch locations, $2.2 million associated with the completion of a 1993 restructuring plan and $3.6 million associated with merger and acquisition activities of the Company. The components of the $35.6 million restructuring charge include: $16.7 million for fixed asset writedowns (net of estimated sale proceeds), $15.1 million for plant closure and operating lease obligations and $3.8 million for personnel reductions. The $3.8 million cost for personnel reductions primarily represents severance and employee benefit costs associated with the elimination of manufacturing and administrative personnel.

         In 1996, the Company determined to continue to operate one of the facilities originally identified for closure in the 1995 restructuring plan because of improved economics and the lack of synergy to be achieved from relocating the manufacturing process. In addition, the Company has approved a plan to close two facilities that were not originally identified in the 1995 restructuring plan. As a result of these changes to the 1995 restructuring plan and the favorable termination of certain lease agreements and other matters, the Company recorded a $6.5 million net restructuring credit which included a restructuring credit of $11.3 million associated with the Company's decision not to close the facility identified as part of the 1995 restructuring plan and $1.8 million of restructuring credits relating primarily to the favorable termination of certain lease agreements and other matters relating to the 1995 restructuring plan, offset by $6.6 million of restructuring charges relating to the closure of the two facilities during 1997 (the "1996 restructuring plan").

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       RESTRUCTURING AND OTHER CHARGES (CREDITS) (continued)

         Generally,   the  1995  restructuring  plan  has  been  implemented  as originally contemplated. The following table sets forth the components of the Company's restructuring and other charges:

                                                         Asset       Plant Closure  Personnel
                                            Total      Writedowns     and Leases    Reductions      Other
                                                                      (millions)
1995 restructuring charge                   $41.4         $16.7         $15.1         $3.8           $5.8
Asset writeoff/writedowns                   (25.1)        (20.9)           --           --           (4.2)
Cash spending                                (0.4)           --          (0.3)        (0.1)            --
                                            -----         -----         -----         ----           ----

Balances at December 31, 1995                15.9          (4.2)         14.8          3.7            1.6
Cash spending                                (9.9)           --          (6.6)        (2.0)          (1.3)
Cash proceeds                                 1.0           1.0            --           --             --
1996 restructuring charge                     6.6           2.4           4.1          0.1             --
Restructuring credits                       (13.1)         (9.7)         (2.8)        (0.4)          (0.2)
Asset adjustment for restructuring
         credits                              8.0           8.7          (0.6)          --           (0.1)
                                            -----         -----         -----         ----           ----

Balances at December 29, 1996                $8.5         $(1.8)         $8.9         $1.4            $--
                                            =====         =====         =====         ====           ====

         As indicated in the table above, the accrued restructuring balance at December 29, 1996, will be used for payments relating to plant closure and leases including rundown costs at the facilities. The $1.8 million of asset writedowns relates to estimated proceeds and is included in noncurrent assets. The Company expects to incur approximately $6.3 million of charges during 1997 with the remaining $4.0 million to be incurred through 2001. As of December 29, 1996, the Company has terminated approximately 270 employees and notified approximately 40 employees in the manufacturing and administrative areas of their impending termination in connection with the 1996 and 1995 restructuring plans.

5.       ACQUISITIONS

         In April 1995, the Company acquired certain assets and assumed certain liabilities of manufacturers of synthetic fabrics for the carpet and furniture industries for aggregate consideration of approximately $8.0 million, including related fees and expenses of approximately $0.3 million, with an initial cash payment of $7.2 million. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $3.9 million.

         In March 1994, the Company acquired Transformacion De Espumas Y Fieltros S.A. de C.V. ("TEFSA") for an aggregate purchase price of approximately $4.5 million, including related fees and expenses of approximately $0.4 million, to be paid over a three year period with an initial cash payment of $1.7 million. The excess of the purchase price over the estimated fair value of the assets acquired was $3.7 million. During 1996 and 1995, the Company made scheduled cash payments of $0.8 million for each year in accordance with the purchase agreement. The final payment will be made in April 1997.

         The acquisitions were accounted for as purchases and the operations of the acquired companies are included in the consolidated statements of operations and cash flows from their respective dates of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired is being amortized using the straight-line method over forty years.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       INVENTORIES

         Inventories consists of:
                                            December 29,     December 31,
                                               1996            1995
                                                    (thousands)
          Raw materials and supplies         $61,559         $49,963
          Work-in process                     13,453          14,451
          Finished goods                      27,598          25,538
                                            --------        --------
                  Total                     $102,610         $89,952
                                            ========        ========

7.       SHORT-TERM BORROWINGS

         Short-term borrowings include borrowings outstanding under a line of credit facility for Foamex Canada Inc. ("Foamex Canada") bearing interest at the bank's prime rate (4.75% at December 29, 1996) plus 1/2%. The weighted average interest rates on Foamex Canada's short-term borrowings outstanding for 1996, 1995 and 1994 were 5.9%, 8.0% and 7.3%, respectively. Borrowings under Foamex Canada's credit facility are due on demand and are collateralized by accounts receivable, property and inventories of Foamex Canada having an approximate net carrying value of $17.1 million as of December 29, 1996. The unused amount under this line of credit totaled $0.7 million as of December 29, 1996.

8.       LONG-TERM DEBT

         Long-term debt consists of:

                                                                   December 29,     December 31,
                                                                       1996             1995
                                                                            (thousands)
Unrelated parties:
9 1/2% Senior secured notes due 2000 (1)                             $106,793        $116,667
11 1/4% Senior notes due 2002 (1)                                     141,400         150,000
11 7/8% Senior subordinated debentures due 2004 (net of
         unamortized debt discount of $769 and $827) (1)              125,056         125,173
Senior secured discount debentures due 2004, Series B
         (net of unamortized debt discount of $35,864 and
         $46,364) (2)                                                  80,881          70,381
11 7/8% Senior subordinated debentures due 2004, Series B (3)           7,000           7,000
Industrial revenue bonds (4)                                            7,000           7,000
Foamex L.P. term loan (8.54% interest rate as of
         December 29, 1996)(4)                                         11,000          30,000
Other                                                                  12,902          12,474
                                                                     --------        --------
                                                                      492,032         518,695

Less current portion                                                   14,505           9,281
                                                                     --------        --------

Long-term debt--unrelated parties                                    $477,527        $509,414
                                                                     ========        ========


                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       LONG-TERM DEBT (continued)

Related parties:
Subordinated note payable (net of unamortized
         debt discount of $1,198 and $1,475) (3)                     $  5,817        $  5,540
                                                                     ========        ========

     (1) Subsidiary debt of Foamex L.P. and Foamex Capital Corporation and guaranteed by the Company and General Felt Industries, Inc. ("General Felt").
     (2) Subsidiary debt of Foamex-JPS Automotive L.P. and Foamex-JPS Capital Corporation and guaranteed by the Company.
     (3) Subsidiary debt of Foamex L.P. and Foamex Capital Corporation and guaranteed by General Felt.
     (4)  Subsidiary debt of Foamex L.P.

         9 1/2% Senior Secured Notes due 2000 ("Senior Secured Notes")

         The Senior Secured Notes were issued on June 3, 1993 and bear interest at the rate of 9 1/2% payable semiannually on each June 1 and December 1. The Senior Secured Notes mature on June 1, 2000. The Senior Secured Notes are collateralized by a first-priority lien on substantially all of the assets of Foamex L.P. except for receivables, real estate and fixtures. The Senior Secured Notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 1, 1998, initially at 101.583% of their principal amount, plus accrued interest, and declining to 100% on or after June 1, 1999. During 1996, Foamex L.P. repurchased $9.9 million of Senior Secured Notes with the net proceeds from the sale of Perfect Fit (see Note 11).

         11 1/4% Senior Notes due 2002 ("Senior Notes")

         The Senior Notes bear interest at the rate of 11 1/4% payable semiannually on each April 1 and October 1. The Senior Notes mature on October 1, 2002. The Senior Notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after October 1, 1997, initially at 104.219% of their principal amount, plus accrued interest, and declining to 100% on or after October 1, 2000. In October 1994, Foamex L.P. provided certain real property as collateral for the Senior Notes, with a net book value of $37.8 million at December 29, 1996. During 1996, Foamex L.P. repurchased $8.6 million of Senior Notes with the net proceeds from the sale of Perfect Fit (see Note 11).

         11 7/8% Senior Subordinated Debentures due 2004 ("Subordinated Debentures")

         The Subordinated Debentures bear interest at the rate of 11 7/8% payable semiannually on each April 1 and October 1. The Subordinated Debentures mature on October 1, 2004. The Subordinated Debentures may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after October 1, 1997, initially at 105.938% of their principal amount, plus accrued interest, and declining to 100% on or after October 1, 2002. The Subordinated Debentures are subordinated in right of payment to all senior indebtedness, including the Senior Secured Notes and the Senior Notes. During 1996, Foamex L.P. repurchased $0.1 million of Subordinated Debentures with the net proceeds from the sale of Perfect Fit (see Note 11).

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       LONG-TERM DEBT (continued)

         Senior Secured Discount Debentures due 2004 ("Discount Debentures")

         Discount Debentures, in the aggregate principal amount of $116.7 million ($57.0 million initial cash proceeds) were issued during 1994 by Foamex-JPS Automotive L.P. ("FJPS") and Foamex-JPS Capital Corporation ("FJCC"). In connection with this issuance, the Company issued warrants to acquire 0.6 million shares of the Company's common stock to the purchasers of the Discount Debentures (see Note 15). The Discount Debentures are collateralized by a first-priority lien granted by FJPS on a 43.44% limited partnership interest in Foamex L.P. and are guaranteed on a senior basis by the Company. The original issue discount of $59.7 million will be amortized using the weighted average to maturity method over the life of the issue. No cash interest is payable on the Discount Debentures prior to January 1, 2000; rather the Discount Debentures accrete on a daily basis and compound semiannually at the rate of 13.50% per annum from the date of issuance through June 30, 1996, at the rate of 13.75% per annum from July 1, 1996 through June 30, 1997 and at the rate of 14.00% per annum from July 1, 1997 through June 30, 1999, in each case subject to increase in the event the Discount Debentures are not redeemed at the option of FJPS and FJCC as described below. Thereafter, interest accrues at the rate of 14.00% per annum and is payable semiannually in cash commencing January 1, 2000.

         The Discount Debentures may be redeemed at the option of FJPS and FJCC, in whole or in part, at any time after July 1, 1999, initially at 110% of their principal amount, plus accrued interest to the redemption date, and declining to 100% on or after July 1, 2002. Prior to July 1, 1997, at the option of FJPS and FJCC, (i) up to 50% of the original aggregate principal amount of the Discount Debentures will be redeemable at a redemption price equal to 110% of the Accreted Value (as defined in the indenture with respect to such debentures) (the "Discount Debenture Indenture") of such Discount Debentures and (ii) additional Discount Debentures will be redeemable at a redemption price equal to 112% of the Accreted Value of such Discount Debentures from the proceeds of an Equity Offering (as defined in the Discount Debenture Indenture). In addition, at any time on or prior to July 1, 1997, FJPS and FJCC may redeem all, but not less than all, of the outstanding Discount Debentures from the net proceeds of an Equity-Linked Offering (as defined in the Discount Debenture Indenture) at the redemption prices set forth in the immediately preceding sentence. If FJPS and FJCC do not exercise such redemption rights with at least 85% of the net proceeds of an Equity Offering, the rate at which the Discount Debentures shall accrete and the interest rate on the Discount Debentures will increase based on a formula.

         During 1996, the Company received consents from 100% of the holders of the Discount Debentures for the waiver of certain provisions of the Discount Debentures Indenture in connection with the sale of JPS Automotive.

        11 7/8% Senior Subordinated Debentures, Series B ("Series B Debentures")

         The Series B Debentures were issued July 30, 1993, by Foamex L.P. in an exchange offer to holders of senior subordinated debentures issued in connection with the acquisition of General Felt on March 23, 1993. The Series B Debentures have terms substantially similar to the Subordinated Debentures, except that holders of the Series B Debentures are entitled to receive proceeds from an asset sale only if any proceeds remain after an offer to repurchase has been made to the holders of the Subordinated Debentures.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       LONG-TERM DEBT (continued)

         Industrial Revenue Bonds ("IRBs")

         Two bond issues in the principal amount of $1.0 million and $6.0 million, maturing in 2005 and 2013, respectively, are collateralized by certain properties which have an approximate net carrying value of $11.3 million at December 29, 1996 and letters of credit approximating $7.3 million. The IRBs bear interest at a variable rate with options available to Foamex L.P. to convert to a fixed rate. The interest rates on the IRBs were 4.85% and 4.0% at December 29, 1996 for the $6.0 million and $1.0 million bond issues, respectively. The interest rate on the $6.0 million bond issue varies weekly based on an interest rate that is indicative of current bidside yields on high quality short-term, tax-exempt obligations, or if such interest rate is not available, 70.0% of the interest rate for thirteen week United States Treasury Bills. The maximum interest rate for either of the IRBs is 15.0% per annum. At the time of a conversion to a fixed interest rate and upon appropriate notice, the IRBs are redeemable at the option of the bondholders.

         Term and Revolving Loans

         Foamex L.P. has a credit agreement (the "Foamex L.P. Credit Facility") with a group of banks that provide for loans of up to $85.0 million of which up to $40.0 million was available as a term loan payable in twenty equal quarterly installments commencing October 1994 and up to $45.0 million is available under a revolving line of credit which expires in June 1999. In 1994, Foamex L.P. and General Felt entered into a $40.0 million term loan under the Foamex L.P. Credit Facility; no further term loan borrowings are available thereunder. During 1996, Foamex L.P. and General Felt used $12.0 million of the net proceeds from the Perfect Fit sale to repay term loan borrowings. Borrowings under the Foamex L.P. Credit Facility are collateralized by the accounts receivable of Foamex L.P. and General Felt. Pursuant to the terms of the Foamex L.P. Credit Facility, borrowed funds will bear interest at a floating rate equal to 1.0% per annum plus the highest of (i) the base rate of The Bank of Nova Scotia, as in effect from time to time, (ii) a rate that is, generally, 0.5% per annum plus a fluctuating rate generally equal to the rate on three month certificates of deposit, subject to certain adjustments, plus a fluctuating rate generally equal to the annual assessment rate paid by The Bank of Nova Scotia to the Federal Deposit Insurance Corporation or (iii) 0.5% per annum plus the federal funds rate in effect from time to time. At the option of the borrower, portions of the outstanding loans under the Foamex L.P. Credit Facility will be convertible into Eurodollar rate loans bearing interest at a rate generally equal to 3.0% per annum above the average LIBOR rate of Citibank, N.A. and The Bank of Nova Scotia. As of December 29, 1996, there were approximately $11.7 million in letters of credit outstanding under the Foamex L.P. Credit Facility. As of December 29, 1996, there was unused availability of approximately $33.3 million under the Foamex L.P. Credit Facility.

         Subordinated Note Payable

         This note payable was issued to John Rallis ("Rallis"), the Chief Operating Officer of the Company, on May 6, 1993 by Foamex L.P. in connection with the acquisition of Great Western Foam Products Corporation and certain related entities and assets (collectively, "Great Western"). The note bears interest at a maximum rate of 6% per annum and the principal amount is payable in three equal annual installments beginning May 6, 1999.

         Other

         As of December 29, 1996,  other debt is comprised  primarily of capital
lease  obligations,   equipment  financing   associated  with  an  aircraft  and
borrowings by Foamex Mexico.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       LONG-TERM DEBT (continued)

         Interest Rate Swap Agreements

         The Company enters into interest rate swaps to lower funding costs and/or to manage interest costs and exposure to changing interest rates. The Company does not hold or issue financial instruments for trading purposes. The Company has an interest rate swap agreement, as amended, with a notional amount of $150.0 million through December 2001. Under the swap agreement, the Company has made variable payments based on LIBOR through December 1996 and is obligated to make fixed payments at 5.30% per annum for the twelve months ended in December 1997 and variable payments based on LIBOR for the remainder of the agreement, in exchange for fixed payments by the swap partner at 5.81% per annum through December 1996, and 6.50% per annum for the remainder of the agreement, payable semiannually in arrears. The swap partner has the ability to terminate the swap agreement after the December 1997 payment if the LIBOR rate the Company is to pay for any period thereafter is equal to or less than 4.50% per annum. Interest expense will be subject to fluctuations in LIBOR during the term of the swap agreement except during 1997. The Company is exposed to credit loss in the event of nonperformance by the swap partner; however, the occurrence of this event is not anticipated.

         Also, the Company has an interest rate swap agreement, as amended, for a notional amount of $150.0 million through December 2001. Under this swap agreement, the Company has made variable payments based on LIBOR with a cap of 5.50% per annum and a floor of 4.75% per annum for the six months ended in June 1995, variable payments based on LIBOR with a floor of 4.75% per annum for the six months ended in December 1995, fixed payments at a rate of 5.81% per annum for the twelve months ended in December 1996 and is obligated to make fixed payments at a rate of 5.30% per annum for the twelve months ended in December 1997 and variable payments based on LIBOR for the remainder of the agreement, in exchange for variable payments by the swap partner at the rate of LIBOR plus 0.80% per annum for the six months ended in June 1995, LIBOR plus 0.72% per annum for the six months ended in December 1995, LIBOR plus 2.45% per annum for the six months ended in June 1996, LIBOR plus 2.39% per annum for the six months ended in December 1996 and fixed payments at 6.50% per annum for the remainder of the term of the agreement, payable semiannually in arrears. The swap partner has the ability to terminate the swap agreement after the December 1997 payment if the LIBOR rate the Company is to pay for any period thereafter is equal to or less than 4.50% per annum. Interest expense will be subject to fluctuations in LIBOR during the term of the swap agreement except during 1997. The effect of the two interest rate swaps described above was a favorable adjustment to interest expense of $3.7 million, $1.4 million and $3.0 million for 1996, 1995 and 1994, respectively. The Company is exposed to credit loss in the event of nonperformance by the swap partner; however, the occurrence of this event is not anticipated.

         Debt Restrictions and Covenants

         The indentures, credit agreement and other indebtedness agreements contain various covenants, including restrictions on payments of distributions to the Company by its subsidiaries, the incurrence of additional indebtedness, the sale of assets, mergers and consolidations and transactions with affiliates. In addition, certain agreements contain a provision that, in the event of a defined change of control, the indebtedness must be repaid, in certain cases, at the option of the holder. Also, the Company's subsidiaries are required under certain of these agreements to maintain specified financial ratios of which the most restrictive is the maintenance of net worth and interest coverage ratios, as defined. Under the most restrictive of the distribution restrictions, approximately $4.9 million was available to be paid to the Company by its subsidiaries as of December 29, 1996.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       LONG-TERM DEBT (continued)

         During 1996, the Company received consents and/or waivers from its lenders and bondholders in connection with the sale of Perfect Fit and JPS Automotive and other related matters.

         As of December 29, 1996, the Company was in compliance with the covenants of the indentures, credit agreements and other indebtedness agreements and expects to be in compliance with these covenants for the foreseeable future.

         Future Obligations on Long-Term Debt

         Scheduled maturities of long-term debt are shown below:

         Year End                                       Long-Term Debt
                                                         (thousands)
         1997                                             $ 14,260
         1998                                                4,770
         1999                                                6,108
         2000                                              107,401
         2001                                                3,109
         Thereafter                                        399,246
                                                          --------
         Total                                             534,894

         Less unamortized discount                          37,831
                                                          --------
         Total                                            $497,063
                                                          ========

         In addition, the Company has approximately $0.8 million of total capital lease obligations that are payable in 1997 through 2000 in annual amounts of approximately $0.2 million.

9.       EMPLOYEE BENEFIT PLANS

         Defined Benefit Pension Plans

         The Company maintains noncontributory defined benefit pension plans for salaried and certain hourly employees. The salaried plan provides benefits that are based principally on years of credited service and level of compensation. The hourly plans provide benefits that are based principally on stated amounts for each year of credited service.

         Net periodic pension cost included the following components:

                                               1996           1995              1994
                                                           (thousands)
         Service cost                          $2,471          $2,087          $2,452
         Interest cost                          3,997           3,742           3,541
         Actual return on plan assets          (8,841)         (5,682)            624
         Net amortization and deferral          4,643           1,807          (4,649)
                                              -------         -------         -------
           Total                               $2,270          $1,954          $1,968
                                              =======         =======         =======

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       EMPLOYEE BENEFIT PLANS (continued)

         The Company's funding policy is to contribute annually an amount that both satisfies the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and does not exceed the full funding limitations of the Internal Revenue Code of 1986, as amended (the "Code"). Plan investments consist primarily of corporate equity and debt securities, mutual life insurance funds and cash equivalents. During 1996, the discount rate was adjusted to 7.50%. The following table sets forth the funded status of the Company's underfunded plans and the amounts recognized in the accompanying consolidated balance sheets as of December 29, 1996 and December 31, 1995:

                                                      December 29,      December 31,
                                                         1996              1995
                                                                (thousands)
Actuarial present value of accumulated
     benefit obligations:
Vested benefits                                          $55,336          $52,762
Nonvested benefits                                         2,137            1,916
                                                        --------         --------

Accumulated benefit obligations                          $57,473          $54,678
                                                        ========         ========

Total projected benefit obligations                      $58,775          $55,810
Fair value of plan assets                                 53,734           44,441
                                                        --------         --------
 Projected benefit obligations in excess
         of plan assets                                   (5,041)         (11,369)

Unrecognized net loss from past experience
         difference from that assumed and effect
         of changes in assumptions                         1,099            6,394
Additional minimum liability                              (2,694)          (5,265)
                                                        --------         --------

Accrued pension cost                                     $(6,636)        $(10,240)
                                                        ========         ========

         Significant assumptions used in determining the plans' funded status are as follows:

                                                                  December 29,  December 31,
                                                                      1996         1995
Expected long-term rates of return on plan assets                     9.50%        9.00%
Discount rates on projected benefit obligations                       7.50%        7.25%
Rates of increase in compensation levels (where applicable)           4.00%        4.00%

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       EMPLOYEE BENEFIT PLANS (continued)

         Defined Contribution Plan

         The Company maintains a defined contribution plan which is qualified under Section 401(k) of the Code and is available for eligible employees who elect to participate in the plan. Employee contributions are voluntary and subject to certain limitations as imposed by the Code. During 1996 and 1995, the Company provided contributions amounting to a 25% match of employees' contributions up to 4% of eligible compensation. The Company also provides an additional 25% match of employees' contributions up to 4% of eligible compensation made to a fund which invests in the Company's common stock. In addition, the Company may make discretionary contributions amounting to a 25% match of employees' contributions up to 4% of eligible compensation. Prior to 1995, Company contributions were discretionary and provided a 50% match of employees' contributions up to 3% of eligible compensation. The expense for these contributions for 1996, 1995 and 1994 was approximately $0.8 million, $0.7 million and $0.4 million, respectively.

         Postretirement Benefits

         In addition to providing pension benefits, the Company provides postretirement health care and life insurance for eligible employees. During 1996, certain employees accepted an early retirement program resulting in a special termination loss of $0.6 million. During 1995, changes were made to postretirement benefits offered to certain employees which resulted in a curtailment loss of $0.6 million. These plans are unfunded and the Company retains the right, subject to existing agreements, to modify or eliminate these benefits.

         The components of 1996, 1995 and 1994 expense for postretirement benefits are as follows:

                                                 1996          1995          1994
                                                            (thousands)
Service costs for benefits earned                 $12           $24          $172
Interest cost on liability                         67            83           192
Net amortization and deferral                     (53)          (13)          134
Special termination/curtailment loss              576           619            --
                                                -----         -----         -----
Net periodic postretirement benefit cost         $602          $713          $498
                                                =====         =====         =====

         The accumulated postretirement benefit obligation at December 29, 1996 and December 31, 1995 resulted in an unfunded obligation of $2.1 million and $1.6 million, respectively.

         A 9% and 10% annual rate of increase in the per capita costs of covered health care benefits was assumed for each of 1996 and 1995, respectively. This rate was assumed to gradually decrease to 5% by the year 2000. Increasing the weighted average assumed health care cost trend rates by one percentage point would have an insignificant impact on the accumulated postretirement benefit obligation and service and interest cost. The discount rate used was 7.50% and 7.25% as of December 29, 1996 and December 31, 1995, respectively.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       EMPLOYEE BENEFIT PLANS (continued)

         Postemployment Benefits

         The Company provides certain postemployment benefits to former or inactive employees and their dependents during the time period following employment but before retirement. At December 29, 1996 and December 31, 1995, the Company's liability for postemployment benefits was insignificant for each period.

         Other

         In December 1994, the Company changed its method of compensating certain employees for vacation, which increased income from operations by $4.3 million for 1994.

10.      INCOME TAXES

         Income (loss) from continuing operations before provision for income taxes consists of the following:

                                                                        1996              1995              1994
                                                                                       (thousands)
         United States                                                 $46,075          $(62,015)         $34,240
         Foreign                                                         3,086              (983)           1,926
                                                                       -------          --------          -------

         Income (loss) from continuing operations
            before provision (benefit) for income taxes                $49,161          $(62,998)         $36,166
                                                                       =======          ========          =======

         The components of the total consolidated provision (benefit) for income taxes are summarized as follows:

                                                                        1996              1995              1994
                                                                                       (thousands)

         Continuing operations                                         $16,669          $(12,248)         $13,955

         Discontinued operations                                       (35,129)            1,691            3,517

         Extraordinary loss on early extinguishment
             of debt                                                      (765)               -                 -
                                                                       -------          --------          -------

         Total consolidated provision (benefit) for
             income taxes                                             $(19,225)         $(10,557)         $17,472
                                                                       =======          ========          =======

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.      INCOME TAXES (continued)

         The  total  consolidated   provision  (benefit)  for  income  taxes  is
summarized as follows:

                                                     1996           1995             1994
                                                                (thousands)
Current:
    Federal                                           $220         $(2,038)          $3,236
    State                                              760              --               --
    Foreign                                            786             457              805
                                                  --------        --------         --------

    Total current                                    1,766          (1,581)           4,041
                                                  --------        --------         --------

Deferred:
    Federal                                        (24,211)         (9,543)          10,259
    State                                           (2,729)            856            3,193
    Foreign                                            491            (289)             (21)
                                                  --------        --------         --------

    Total deferred                                 (20,991)         (8,976)          13,431
                                                  --------        --------         --------

    Total consolidated provision (benefit)
       for income taxes                           $(19,225)       $(10,557)         $17,472
                                                  ========        ========         ========

         The tax effect of the temporary differences that give rise to significant deferred tax assets and liabilities are:

                                                               December 31,        December 31,
                                                                  1996                 1995
                                                                          (thousands)
Deferred tax assets:
     Inventory basis differences                                $  1,209           $  2,473
     Employee benefit accruals                                     6,247              7,733
     Allowances and contingent liabilities                         3,616              8,589
     Restructuring and plant closing accruals                      8,323             10,869
     Other                                                         6,301              2,518
     Net operating loss carryforwards                             37,483             20,190
     Capital loss carryforwards                                   16,561                 --
     Valuation allowance for deferred tax assets                 (23,064)           (16,979)
                                                                --------           --------

     Deferred tax assets                                          56,676             35,393
                                                                --------           --------

Deferred tax liabilities:
     Basis difference in property, plant and equipment            36,257             30,183
     Net deferred tax liabilities associated with
       discontinued operations                                        --             14,304
     Other                                                         4,944              3,277
                                                                --------           --------

     Deferred tax liabilities                                     41,201             47,764
                                                                --------           --------

Net deferred tax assets (liabilities)                           $ 15,475           $(12,371)
                                                                ========           ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.      INCOME TAXES (continued)

         The Company has determined that taxable capital gains in the foreseeable future for subsidiaries that file a separate federal income tax return will likely not be sufficient to recognize the deferred tax asset associated with the capital loss carryforward. Accordingly, a valuation allowance has been provided for the deferred tax asset associated with the capital loss carryforward and certain other deferred tax assets. During 1996, the valuation allowance for deferred tax assets increased by $6.1 million which included a $16.6 million increase for the capital loss carryforward, offset by $6.9 million decrease due to reversal of preacquisition temporary differences and $3.6 million for the reversal of valuation allowances which are reflected in the consolidated statement of operations. The $6.9 million reversal of preacquisition temporary differences was used to reduce cost in excess of assets acquired. As of December 29, 1996, approximately $1.8 million of deferred tax assets are related to preacquisition activities and if utilized will further reduce cost in excess of assets acquired. At December 29, 1996, the Company has $103.2 million of regular tax net operating loss carryforwards for federal income tax purposes expiring from 2003 to 2010 of which $7.0 million was acquired in 1993 and is subject to limitations. In addition, the Company has $47.3 million of capital loss carryforwards that expire in 2001.

         A reconciliation of the statutory federal income tax rate to the effective income tax rate on continuing operations is as follows:

                                                          1996               1995              1994
                                                                         (thousands)
Statutory income taxes                                 $ 17,206           $(22,049)          $ 12,658
State income taxes, net of federal                        1,864             (2,095)             1,977
Limitation on the utilization of tax benefits                --              7,695                 --
Valuation allowance                                      (3,621)                --               (452)
Cost in excess of assets acquired                           644              1,010                926
Other                                                       576              3,191             (1,154)
                                                       --------           --------           --------

             Total                                     $ 16,669           $(12,248)          $ 13,955
                                                       ========           ========           ========

11.      EXTRAORDINARY LOSS

         During 1996, the Company used $31.3 million of the net proceeds from the sale of Perfect Fit to extinguish debt of $30.6 million and redemption premiums of $0.6 million. The Company wrote off $1.2 million of debt issuance costs associated with the early extinguishment of debt and incurred transaction costs of $0.1 million. The early extinguishment of debt resulted in an extraordinary loss of $1.1 million (net of $0.8 million income tax benefit).

12.      COMMITMENTS AND CONTINGENCIES

         Operating Leases

         The Company is obligated under various noncancelable lease agreements for rental of facilities, vehicles and other equipment. Many of the leases contain renewal options with varying terms and escalation clauses that

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      COMMITMENTS AND CONTINGENCIES (continued)

provide for increased rentals based upon increases in the Consumer Price Index, real estate taxes and lessors' operating expenses. Total minimum rental commitments (excluding commitments accrued as part of the 1996 and 1995 restructuring plans) required under operating leases at December 29, 1996 are:

                                     Third Party              Related Party
                                        Leases                    Leases
                                                (thousands)
         1997                         $  7,874                  $  1,767
         1998                            6,164                     1,823
         1999                            4,866                     1,823
         2000                            3,812                     1,823
         2001                            2,883                     2,265
         Thereafter                      4,122                     5,800
                                       -------                   -------
             Total                     $29,721                   $15,301
                                       =======                   =======

         Rental expense charged to operations under operating leases approximated $9.6 million, $10.5 million and $10.3 million for 1996, 1995 and 1994, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases. In addition, the Company incurred rental expense of approximately $1.7 million, $3.5 million and $3.9 million for 1996, 1995 and 1994, respectively, under leases with related parties.

13.      RELATED PARTY TRANSACTIONS AND BALANCES

         The Company regularly enters into transactions with its affiliates in the ordinary course of business.

         On July 7, 1996, Trace International Holdings, Inc. ("Trace Holdings") issued to Foamex L.P. a promissory note for $4.4 million in principal amount plus accrued interest of $0.4 million, which is an extension of a promissory note of Trace Holdings that was due in July 1996. The promissory note is due and payable on demand or, if no demand is made, July 7, 1997, and bears interest at 9.5%, payable quarterly in arrears commencing October 1, 1996. The promissory note is included in other stockholders' equity (deficit).

         In connection with the acquisition of Great Western, Foamex L.P. issued a promissory note to Rallis (see Note 8) and entered into lease agreements (see
Note 12) with Rallis and an affiliate of Rallis, for the rental of former Great Western manufacturing facilities located in Orange, Ontario and Hayward, California and a warehouse facility in Tigard, Oregon. Foamex L.P. has the option to purchase each of these properties from Rallis or such affiliate.

         Foamex L.P. was party to a lease agreement for an airplane with Trace Aviation Corp. ("Trace Aviation"), a subsidiary of Trace Holdings. During 1995 and 1994, Foamex L.P. paid Trace Aviation $1.6 million and $2.7 million, respectively, pursuant to the lease agreement. The lease agreement also provided for the use of the airplane by Trace Holdings with remuneration to Foamex L.P. based on actual usage of the plane. During 1995 and 1994, Trace Holdings paid to Foamex L.P. $0.6 million and $0.5 million, respectively, pursuant to the agreement. During August 1995, Foamex Aviation Inc. ("Aviation"), a wholly-owned subsidiary of the Company, acquired the aircraft from Trace Holdings for $3.0 million in cash and the assumption of $11.7 million of related debt. In connection with the acquisition of the aircraft, the Foamex L.P. lease and other agreements were terminated.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.      RELATED PARTY TRANSACTIONS AND BALANCES (continued)

         Foamex L.P. has a management service agreement with Trace Foam Company, Inc. ("Trace Foam"), a wholly-owned subsidiary of Trace Holdings, pursuant to which Trace Foam provides general managerial services of a financial, technical, legal, commercial, administrative and/or advisory nature to Foamex L.P. for an annual fee of $1.75 million and reimbursement of expenses incurred. Trace Holdings rents approximately 5,900 square feet of general, executive and administrative office space in New York, New York from Foamex L.P. on substantially the same terms as Foamex L.P. leases such space from a third party lessor.

         During 1995 and 1994, the Company purchased approximately $2.5 million and $11.9 million, respectively, of scrap material from Recticel Foam Corporation ("RFC"), a former partner of Foamex L.P. and whose chairman is a director of the Company, under a minimum annual volume agreement which expired in June 1995.

14.      STOCK OPTION PLAN

         The Company's 1993 Stock Option Plan provides for the granting of nonqualified ("NQSOs") and incentive stock options for up to 3.0 million shares of common stock to officers and executive employees of the Company and its subsidiaries and affiliates, the price and terms of each such option is at the discretion of the Company, except that the term cannot exceed ten years. As of December 29, 1996, the stock options issued under the 1993 Stock Option Plan vest equally over a five year period with a term of ten years.

         A summary of stock option activity is as follows:

                                                      1996                          1995                         1994
                                                           Weighted                         Weighed                        Weighted
                                                           Average                         Average                        Average
                                                           Exercise                         Exercise                      Exercise
                                          Shares            Price         Shares            Price       Shares             Price
Outstanding at beginning of year           951,343            $7.64       2,033,800         $17.28       1,998,600         $17.63
   Granted                                 202,240             7.06         150,000           9.95         145,000          10.50
   Exercised                               (14,914)            6.88              --             --            (740)         13.50
   Forfeited                              (171,193)           10.80        (145,956)         14.59        (109,060)         14.70
   Canceled                                     --               --      (1,924,700)         17.15              --             --
   Granted in exchange offer                    --               --         838,199           6.88              --             --
                                        ----------           ------      ----------         ------      ----------         ------


Outstanding at end of year                 967,476            $6.97         951,343          $7.64       2,033,800         $17.28
                                        ==========           ======      ==========         ======      ==========         ======

Exercisable at end of year                 431,863            $6.94          20,140         $14.62         573,100         $18.69
                                        ==========           ======      ==========         ======      ==========         ======

         The options outstanding at December 29, 1996 have an exercise price range of $6.88 to $10.25. During 1996, the Company granted 202,240 options with a weighted average market price on the date of grant of $12.13. The aggregate difference of $1.0 million between the fair market value ("FMV") of the options at the date of grant and the option price is being charged to expense over the vesting period (five years) of the options. During 1995, the Company granted a total of 150,000 options which include (i) 15,000 options with a weighted average market price on the date of grant of $9.50, (ii) 85,000 options with a weighted average market price on the date of grant of $8.29 and (iii) 50,000 options with a weighted average market price on the date of grant of $9.50.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.STOCK OPTION PLAN (continued)

During 1994, the Company granted 145,000 options with a weighted average market price on the date of grant of $10.50. Upon completion of the initial public offering (the "IPO") in December 1993, options were granted to purchase 248,600 shares of common stock at $13.50 per share and 1,750,000 shares of common stock at prices ranging from $15.00 to $22.50 per share. The aggregate difference of $373,000 between the FMV ($15 per share) of the options at the date of grant and the $13.50 option price is being charged to expense over the vesting period (five years) of the options. Total compensation expense relating to options amounted to approximately $0.3 million, $0.1 million and $0.1 million, respectively, in each of 1996, 1995 and 1994, respectively.

         In December 1995, the Stock Option Plan Committee approved a stock option exchange program which permitted optionees of record as of that date to exchange all options previously granted for options priced at the FMV share price, $6.875, as of the close of business on that date. The number of new options (the "New Options") to be exchanged for previously granted options (the "Old Options") was determined on the basis of the ratio of the FMV on December 6, 1995 to the FMV or the discount share value of the Old Options when originally granted. New Options could not be exercised until December 6, 1996 and expire upon the same terms as the Old Options.

         The weighted average remaining contractual lives of outstanding options at December 29, 1996 was approximately 7.7 years.

         The Company applies the provisions of Accounting Principles Board Opinion No. 25 ("Accounting for Stock Issued to Employees") and related interpretations ("APB 25") in accounting for its stock-based compensation plans. Accordingly, compensation expense has been recognized in the consolidated financial statements with respect to the above plans in accordance with APB 25. Had compensation costs for the above plans been determined based on the fair value of the options at the grant dates under those plans consistent with the methods under Statement of Financial Accounting Standards No. 123 ("Accounting for Stock Based Compensation"), the Company's income from continuing operations and earnings (loss) per share would not have been significantly affected.

15.      STOCKHOLDERS' EQUITY (DEFICIT)

         Preferred Stock

         The Company is authorized to issue 5.0 million shares of preferred stock with a par value of $1.00 per share, none of which has been issued. The Board of Directors has the power to establish the powers, preferences, and rights of each series which may afford the holders of any preferred stock preferences, powers and rights (including voting rights) senior to the rights of the holders of common stock.

         Common Stock

         At December 29, 1996, the Company had an aggregate of 4.8 million of common stock shares reserved for issuance in connection with its stock option plan (3.0 million) and outstanding warrants (1.8 million).

         Warrants

         In June 1994, in connection with the issuance of the Discount Debentures, the Company issued 116,745 warrants to purchase 0.6 million shares of common stock. Each warrant is exercisable on or before July 1, 1999 for
5.1394 shares at a cash price of $11.52 per share upon exercise. The warrants were valued by projecting the

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.      STOCKHOLDERS' EQUITY (DEFICIT) (continued)

Company's financial results for five years. These financial results were discounted at a rate of 18% to 20% and, with a projected price earnings ratio of 10-11x after five years, yielded a value of approximately $25.70 per warrant or $3.0 million in total. Accordingly, additional paid in capital was increased for the cash received attributable to the warrants and the associated debt reduced, with such reduction to be amortized over the life of the debt.

         In  addition,   the  Company  has  outstanding   warrants  to  purchase
approximately 1.2 million shares of common stock at an exercise price of approximately $12.30 per share at any time prior to October 1999.

         Treasury Stock

         During 1996 and 1995, the Company purchased 624,700 and 929,700 shares of its common stock, respectively, for an aggregate cost of $6.3 million and $7.2 million, respectively, under programs authorized by the Board of Directors to purchase up to 3.0 million shares of the Company's common stock.

         Other

         The other component of stockholders' equity (deficit) consists of the following:

                                                       December 29,   December 31,   January 1,
                                                           1996           1995          1995
                                                                      (thousands)
Foreign currency translation adjustment                   $3,494         $3,448         $3,929
Additional pension liability, net of income taxes          1,445          2,872            898
Note receivable from Trace Holdings                        4,373          4,373          3,000
                                                         -------        -------        -------
                                                          $9,312        $10,693         $7,827
                                                         =======        =======        =======

16.      ENVIRONMENTAL MATTERS

         The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. During 1996, expenditures in connection with the Company's compliance with federal, state, local and foreign environmental laws and regulations did not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position. As of December 29, 1996, the Company has environmental accruals of approximately $4.1 million for environmental matters. In addition, as of December 29, 1996, the Company has net receivables of approximately $0.9 million relating to indemnification for environmental liabilities, net of an allowance of approximately $1.0 million relating to potential disagreements regarding the scope of the indemnification. The Company believes that realization of the net receivables established for indemnification is probable.

         The Clean Air Act Amendments of 1990 (the "1990 CAA Amendments") provide for the establishment of federal emission standards for hazardous air pollutants including methylene chloride and TDI, principal raw materials used in the manufacturing of foam. The Company completely eliminated the use of chlorofluorocarbons and methylchloroform by the end of 1995. The 1990 CAA Amendments also may result in the imposition of more stringent standards regulating air emissions from the use of these chemicals by polyurethane foam manufacturers, but these standards have not yet been promulgated.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.      ENVIRONMENTAL MATTERS (continued)

         The Company has reported to appropriate state authorities that it has found soil and groundwater contamination in excess of state standards at four facilities and soil contamination in excess of state standards at three other facilities. The Company has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any degree of certainty at this time. As of December 29, 1996, the Company has environmental accruals of approximately $3.2 million for the remaining potential remediation costs for these facilities based on engineering estimates.

         Federal regulations require that by the end of 1998 all underground storage tanks ("USTs") be removed or upgraded in all states to meet applicable standards. The Company has six USTs that will require removal or permanent in-place closure by the end of 1998. Due to the age of these tanks, leakage may have occurred resulting in soil and possibly groundwater contamination. The Company has accrued $0.4 million for the estimated removal and remediation, if any, associated with these USTs. However, the full extent of contamination and, accordingly, the actual cost of such remediation cannot be predicted with any degree of certainty at this time. The Company believes that its USTs do not pose a significant risk of environmental liability because of the Company's monitoring practices for USTs and conditional approval for the permanent in-place closure for certain USTs. However, there can be no assurance that such USTs will not result in significant environmental liability in the future.

         The Company has been designated as a Potentially Responsible Party ("PRP") by the United States Environmental Protection Agency (the "EPA") with respect to thirteen sites with an estimated total liability to the Company for the thirteen sites of less than approximately $0.5 million. Estimates of total cleanup costs and fractional allocations of liability are generally provided by the EPA or the committee of PRP's with respect to the specified site. In each case, the participation of the Company is considered to be immaterial.

         Although it is possible that new information or future developments could require the Company to reassess its potential exposure relating to all pending environmental matters, including those described herein, management believes that, based upon all currently available information, the resolution of such environmental matters will not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated and that may be material.

17.      LITIGATION

         As of February 26, 1997, the Company and Trace Holdings were two of multiple defendants in actions filed on behalf of approximately 5,000 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Five of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 700 residents of Australia, New Zealand, England, and Ireland. During 1995, the Company and Trace Holdings were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final. In addition, two of the cases filed on behalf of 903 foreign plaintiffs were dismissed on the grounds that the cases

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.      LITIGATION (continued)

could not be brought in the United States courts. This decision is subject to appeal. The Company believes that the number of suits and claimants may increase. Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from the Company or Trace Holdings. Neither the Company nor Trace Holdings recommended, authorized or approved the use of its foam for these purposes. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with the general counsel of Trace Holdings, and without taking into account potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either the Company's or Trace Holdings' consolidated financial position or results of operations. In addition, the Company is also indemnified by Trace Holdings for any such liabilities relating to foam manufactured prior to October 1990. Although Trace Holdings has paid the Company's litigation expenses to date pursuant to such indemnification and management believes Trace Holdings likely will be in a position to continue to pay such expenses, there can be no absolute assurance that Trace Holdings will be able to provide such indemnification. Based on information available at this time with respect to the potential liability, and without taking into account the indemnification provided by Trace Holdings and the coverage provided by Trace Holdings' and the Company's liability insurance, the Company believes that the proceedings should not ultimately result in any liability that would have a material adverse effect on the financial position or results of operations of the Company. If management's assessment of the Company's liability with respect to these actions is incorrect, such actions could have a material adverse effect on the Company.

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

18.      FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

         Interest Rate Swap Agreements

         The Company has two interest rate swap agreements involving the exchange of fixed and floating interest payment obligations without the exchange of the underlying principal amounts. At December 29, 1996, the total notional principal amount of these interest rate swap agreements was $300.0 million. The counterparty to these agreements is a large international financial institution. The interest rate swap agreements subject the Company to financial risk that will vary during the life of these agreements in relation to market interest rates.

         Concentration of Credit Risk

         Financial instruments which potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains cash and cash equivalents and certain other financial instruments with various large financial institutions. The Company's periodic evaluation of these financial institutions are considered in the Company's investment strategy.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.      FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK (continued)

         The Company sells foam products to the automotive, carpet, cushioning and other industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowance accounts for potential credit losses and such losses have been within management's expectations.

         Disclosure about Fair Value of Financial Instruments

         The following disclosures of the estimated fair value amounts have been determined based on the Company's assessment of available market information and appropriate valuation methodologies.

         The estimated fair values of the Company's financial instruments as of December 29, 1996 are as follows:

                                  Carrying Amount       Fair Value
                                              (thousands)

     Liabilities:
         Long-term debt                 $497,849        $533,041
                                    ============        ========

         Interest rate swaps        $         --          $3,160
                                    ============        ========

         Carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximates fair value due to the short- term nature of these instruments.

         The fair value of long-term debt is estimated using quoted market prices, where available, or discounted cash flows.

         The fair value of interest rate swaps are based on the amount at which the Company would pay if the swaps were settled, as determined by estimates obtained from dealers.

         Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                        1996           1995           1994
                                                                                    (thousands)
         Cash paid for interest                                        $44,472        $47,333         $42,734
                                                                       =======        =======         =======

         Cash paid (received) for income taxes, net                    $(2,855)      $  3,024         $ 6,711
                                                                       =======       ========         =======

         Noncash capital expenditures                                  $   165       $    378         $    --
                                                                       =======       ========         =======

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                       First        Second         Third         Fourth
                                                     Quarter        Quarter       Quarter       Quarter
                                                            (thousands except per share amounts)
1996
         Net sales                                    $219,131        $240,447      $236,766      $230,007
         Gross profit                                   36,031          38,167        39,960        39,074
         Net income (loss)                               6,137         (31,707)      (66,623)        9,058
         Earning (loss) per share                         0.24           (1.24)        (2.61)         0.36

1995
         Net sales                                    $219,542        $215,350      $217,036      $210,906
         Gross profit                                   32,664          33,198        30,809         4,078
         Net income (loss)                               5,061           3,923           425       (62,529)
         Earnings (loss) per share                        0.19            0.15          0.02         (2.40)

         During 1996, the Company recorded a net loss on the disposal of Perfect Fit including operating losses during the phase-out period of approximately $43.0 million of which $39.3 million is reflected in the second quarter of 1996 (see Note 3). Also, during 1996 the Company recorded an estimated net loss on the disposal of JPS Automotive including operating losses during the phase-out period of approximately $70.9 million of which $69.7 million is reflected in the third quarter of 1996 (see Note 3). During the fourth quarter of 1996, the Company recorded a $6.5 million net restructuring credit, which is described in
Note 4.

         During 1995, depressed industry conditions necessitated the closing of certain facilities, as more fully described in Note 4, which resulted in a pre-tax restructuring charge of $41.4 million in December 1995 and resulted in certain unusual charges, consisting of inventory write-downs, customer credits and rollbacks. Furthermore, the fourth quarter of 1995 included certain changes in estimates related to recovery of environmental receivables and employee benefit accruals. The unusual charges and change in estimates decreased gross profit by $13.4 million and increased selling, general and administrative expenses by $4.9 million.

                            FOAMEX INTERNATIONAL INC.
                     INDEX TO FINANCIAL STATEMENT SCHEDULES


         Index to Financial Statement Schedules

         Schedule I - Condensed Financial Information of Registrant

         Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                                                                    Schedule I
                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS

                                                              December 29,   December 31,
                                                                  1996           1995
ASSETS                                                                 (thousands)
CURRENT ASSETS:
    Cash and cash equivalents                                     $1,232         $2,680
    Intercompany receivables                                      10,516         15,220
    Deferred income taxes                                         15,045         12,625
    Other current assets                                           1,053          5,302
                                                               ---------      ---------
            Total current assets                                  27,846         35,827

INVESTMENT IN CONSOLIDATED SUBSIDIARIES                               --         42,662

OTHER ASSETS                                                         353            453
                                                               ---------      ---------

TOTAL ASSETS                                                     $28,199        $78,942
                                                               =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
    Accounts payable                                              $9,309        $13,153
    Other accrued liabilities                                      4,937            804
                                                               ---------      ---------
      Total current liabilities                                   14,246         13,957

LONG-TERM LIABILITIES:
    Notes payable to consolidated subsidiaries (1)                 8,000         12,000
    Deficit in consolidated subsidiaries                          62,429             --
    Deferred income taxes                                          1,627         23,602
                                                               ---------      ---------
      Total liabilities                                           86,302         49,559
                                                               ---------      ---------

COMMITMENTS AND CONTINGENCIES                                         --             --
                                                               ---------      ---------

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred Stock, par value $1.00 per share:
      Authorized 5,000,000 shares - none issued                       --             --
    Common Stock, par value $.01 per share:
      Authorized 50,000,000 shares
      Issued 26,753,262 and 26,751,960
         shares, respectively
      Outstanding 25,198,862 and 25,786,260
         shares, respectively                                        267            267
    Additional paid-in capital                                    84,579         84,015
    Retained earnings (accumulated deficit)                     (120,174)       (37,039)
    Other                                                         (9,312)       (10,693)
                                                               ---------      ---------
                                                                 (44,640)        36,550
    Common Stock held in Treasury, at cost:
      1,554,400 shares and 929,700, respectively                 (13,463)        (7,167)
                                                               ---------      ---------
      Total stockholders' equity (deficit)                       (58,103)        29,383
                                                               ---------      ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)       $28,199        $78,942
                                                               =========      =========

(1) During 1996, JPSGP, a wholly-owned subsidiary of Foamex International, distributed its assets and liabilities to Foamex International. JPSGP's assets primarily consisted of its 1% partnership interest in JPS
         Automotive   and  a  $4.0   million   demand   note  due  from   Foamex
         International.

                 See notes to consolidated financial statements.
                                   (continued)

                                                                    Schedule I
                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS

                                               1996           1995            1994
                                         (amounts in thousands except per share amounts)
INTERCOMPANY SALES                           $179,791       $197,066        $61,297

COST OF GOODS SOLD                            179,791        197,066         61,297
                                            ---------      ---------      ---------

GROSS PROFIT                                       --             --             --

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                       709          5,004          4,152

RESTRUCTURING AND OTHER CHARGES                  (126)         2,168             --
                                            ---------      ---------      ---------

INCOME (LOSS) FROM OPERATIONS                    (583)        (7,172)        (4,152)

EQUITY IN EARNINGS (LOSS) OF
    CONSOLIDATED SUBSIDIARIES                  42,097        (57,904)        34,805

INTEREST EXPENSE                                  196             13             --

INTEREST INCOME                                    78            679            397
                                            ---------      ---------      ---------

INCOME (LOSS) BEFORE INCOME TAX
    AND EXTRAORDINARY LOSS                     41,396        (64,410)        31,050

INCOME TAX PROVISION (BENEFIT)                  8,904        (13,660)         8,839
                                                           ---------      ---------

INCOME (LOSS) FROM CONTINUING
    OPERATIONS                                 32,492        (50,750)        22,211

EQUITY IN DISCONTINUED OPERATIONS            (114,480)        (2,370)         3,919
                                            ---------      ---------      ---------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS       (81,988)       (53,120)        26,130

EQUITY IN EXTRAORDINARY LOSS                   (1,147)            --             --
                                            ---------      ---------      ---------

NET INCOME (LOSS)                            $(83,135)      $(53,120)       $26,130
                                            =========      =========      =========

EARNINGS (LOSS) PER SHARE:

    CONTINUING OPERATIONS                       $1.27         $(1.92)         $0.83
    DISCONTINUED OPERATIONS                     (4.47)         (0.09)          0.15
    EXTRAORDINARY LOSS                          (0.05)            --             --
                                            ---------      ---------      ---------

EARNINGS (LOSS) PER SHARE                      $(3.25)        $(2.01)         $0.98
                                            =========      =========      =========

WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING

1 Equity in discontinued operation includes allocated income tax provisions (benefits) of Foamex International of $(32.5) million, $4.3 million and $2.8 million for 1996, 1995 and 1994, respectively.

2 Equity in extraordinary loss includes an allocated income tax benefit of $0.8 million for 1996.

                See notes to consolidated financial statements.
                                   (continued)

                                                                    Schedule I
                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS

                                                                     1996           1995           1994
OPERATING ACTIVITIES:                                                            (thousands)
    Net income (loss)                                              $(83,135)      $(53,120)       $26,130
    Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
      Deferred income taxes                                           8,904        (11,622)         5,603
      Equity in earnings of discontinued operations                 114,480          2,370         (3,919)
      Extraordinary loss                                              1,147             --             --
      Equity in earnings of consolidated subsidiaries               (42,097)        57,904        (34,805)
      Other                                                             357             35            522
    Changes in operating assets and liabilities,
     net of acquisitions:
      Intercompany receivables                                        2,702          4,049        (19,592)
      Intercompany accounts payable                                      --             --           (785)
      Accounts payable                                               (3,844)        (7,393)        20,371
      Other assets and liabilities                                    4,346         (3,541)        (4,180)
                                                                  ---------      ---------      ---------
         Net cash provided by (used for) operating activities         2,860        (11,318)       (10,655)
                                                                  ---------      ---------      ---------

INVESTING ACTIVITIES:
    Investment in consolidated subsidiaries                              --         (4,025)            --
    Proceeds from sale of discontinued operations                       179             --             --
    Other                                                             1,707          2,379         (1,494)
                                                                  ---------      ---------      ---------
         Net cash provided by (used for) investing activities         1,886         (1,646)        (1,494)
                                                                  ---------      ---------      ---------

FINANCING ACTIVITIES:
    Issuance of warrants                                                 --             --          3,000
    Note payable to consolidated subsidiary                              --          2,000             --
    Purchase of treasury stock                                       (6,296)        (7,167)            --
    Other                                                               102             --            (17)
                                                                  ---------      ---------      ---------
         Net cash provided by (used for) financing activities        (6,194)        (5,167)         2,983
                                                                  ---------      ---------      ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (1,448)       (18,131)        (9,166)

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                               2,680         20,811         29,977
                                                                  ---------      ---------      ---------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                                    $1,232         $2,680        $20,811
                                                                  =========      =========      =========

Note: During 1996, 1995 and 1994, the Company received distributions from its consolidated subsidiaries of $1.7 million, $2.4 million and $3.2 million, respectively, in accordance with tax sharing agreements.


                 See notes to consolidated financial statements.
                                   (continued)

                                                                   Schedule II

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                   (THOUSANDS)

                                              Balance at   Charged to    Charged to                   Balance
                                             Beginning of  Costs and         other                    at End
                                               Period       Expenses     Accounts(1)    Deductions   of Period
YEAR ENDED DECEMBER 29, 1996
    Allowance for Uncollectible Accounts        $4,839     $    704            $292        $1,911      $3,060
                                             =========     ========      ==========     =========     =======

    Reserve for Discounts                       $4,299     $     --         $12,190       $13,221      $3,268
                                             =========     ========      ==========     =========     =======

    Valuation Allowance                      $  16,979     $ 12,940      $   (6,855)(3) $      --     $23,064
                                             =========     ========      ==========     =========     =======


YEAR ENDED DECEMBER 31, 1995 (2)
    Allowance for Uncollectible Accounts        $2,324       $4,627            $324        $2,436      $4,839
                                             =========     ========      ==========     =========     =======

    Reserve for Discounts                       $1,382     $     --         $15,056       $12,139      $4,299
                                             =========     ========      ==========     =========     =======

    Valuation Allowance                        $13,172     $  7,695      $   (3,888)(3) $      --     $16,979
                                             =========     ========      ==========     =========     =======


YEAR ENDED JANUARY 1, 1995 (2)
    Allowance for Uncollectible Accounts        $2,898         $878            $146        $1,598      $2,324
                                             =========     ========      ==========     =========     =======

    Reserve for Discounts                       $1,326     $     --         $12,582       $12,526      $1,382
                                             =========     ========      ==========     =========     =======

    Reserve for Billing Adjustments               $140     $     --           $(140)    $      --     $13,172
                                             =========     ========      ==========     =========     =======

    Valuation Allowance                        $12,884        $(452)     $      740     $      --     $13,172
                                             =========     ========      ==========     =========     =======

(1)  Discounts and billing adjustments reflect a reduction in net sales.

(2)  Fiscal years 1995 and 1994 were restated for discontinued operations.

(3) Represents an adjustment to cost in excess of net assets relating to the utilization of preacquisition deferred tax assets of General Felt.