Form 10-Q
period 1997-03-30
FOAMEX INTERNATIONAL INC
filed 1997-05-19
CIK 912908

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 1997

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

The number of shares of the registrant's common stock outstanding as of May 12, 1997 was 25,306,100.


                                  Page 1 of 24
                          Exhibit List on Page 17 of 24

                            FOAMEX INTERNATIONAL INC.

                                      INDEX
                                                                            Page

Part I.   Financial Information:

          Item 1.  Financial Statements

             Condensed Consolidated Statements of Operations -
                Thirteen Week Periods Ended March 30, 1997
                and March 31, 1996                                             3

             Condensed Consolidated Balance Sheets as of March 30,
                1997 and December 29, 1996                                     4

             Condensed Consolidated Statements of Cash Flows -
                Thirteen Week Periods Ended March 30, 1997
                and March 31, 1996                                             5

             Notes to Condensed Consolidated Financial Statements              6

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations              12

Part II.  Other Information                                                   17

          Exhibit List                                                        17

          Signatures                                                          24

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                  13 Week Periods Ended
                                                  March 30,     March 31,
                                                   1997           1996
                                                       (thousands)
NET SALES                                        $ 229,120      $ 219,131

COST OF GOODS SOLD                                 186,323        183,100
                                                 ---------      ---------

GROSS PROFIT                                        42,797         36,031

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                          15,987         13,970
                                                 ---------      ---------

INCOME FROM OPERATIONS                              26,810         22,061

INTEREST AND DEBT ISSUANCE EXPENSE                  13,968         12,903

OTHER INCOME, NET                                      638            203
                                                 ---------      ---------

INCOME FROM CONTINUING OPERATIONS
   BEFORE PROVISION FOR INCOME TAXES                13,480          9,361

PROVISION FOR INCOME TAXES                           5,344          3,518
                                                 ---------      ---------

INCOME FROM CONTINUING OPERATIONS                    8,136          5,843

INCOME FROM DISCONTINUED OPERATIONS,
   NET OF INCOME TAXES                                  --            294
                                                 ---------      ---------

INCOME BEFORE EXTRAORDINARY LOSS                        --          6,137

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
   OF DEBT, NET OF INCOME TAXES                       (410)            --
                                                 ---------      ---------

NET INCOME                                       $   7,726      $   6,137
                                                 =========      =========

EARNINGS (LOSS) PER SHARE:

INCOME FROM CONTINUING OPERATIONS                $    0.31      $    0.23

INCOME FROM DISCONTINUED OPERATIONS                     --           0.01
                                                 ---------      ---------

INCOME BEFORE EXTRAORDINARY LOSS                      0.31           0.24

EXTRAORDINARY LOSS                                   (0.01)            --
                                                 ---------      ---------

EARNINGS PER SHARE                               $    0.30      $    0.24
                                                 =========      =========

WEIGHTED AVERAGE NUMBER OF SHARE OUTSTANDING        26,060         25,950
                                                 =========      =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                                     March 30,     December 29,
ASSETS                                                                                 1997            1996
CURRENT ASSETS:                                                                              (thousands)
      Cash and cash equivalents                                                      $  34,001      $  22,203
      Accounts receivable, net                                                         131,108        126,573
      Inventories                                                                      102,344        102,610
      Other current assets                                                              56,544         55,718
                                                                                     ---------      ---------

          Total current assets                                                         323,997        307,104

PROPERTY, PLANT AND EQUIPMENT, NET                                                     198,653        195,373

COST IN EXCESS OF ASSETS ACQUIRED, NET                                                  81,810         82,471

DEBT ISSUANCE COSTS, NET                                                                17,678         18,628

OTHER ASSETS                                                                            16,439         16,270
                                                                                     ---------      ---------

TOTAL ASSETS                                                                         $ 638,577      $ 619,846
                                                                                     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
      Short-term borrowings                                                          $   3,985      $   3,692
      Current portion of long-term debt                                                  9,554         14,505
      Accounts payable                                                                  85,200         84,930
      Accrued interest                                                                  19,280          9,012
      Other accrued liabilities                                                         62,999         58,384
                                                                                     ---------      ---------

          Total current liabilities                                                    181,018        170,523
                                                                                     ---------      ---------

LONG-TERM DEBT                                                                         482,637        483,344
                                                                                     ---------      ---------

OTHER LIABILITIES                                                                       24,507         24,082
                                                                                     ---------      ---------

COMMITMENTS AND CONTINGENCIES                                                               --             --
                                                                                     ---------      ---------

STOCKHOLDERS' EQUITY (DEFICIT):
      Preferred Stock, par value $1.00 per share:
          Authorized 5,000,000 shares - none issued
      Common Stock, par value $.01 per share:
          Authorized 50,000,000 shares
          Issued 26,906,500 and 26,753,262
            shares, respectively; Outstanding 25,341,100 and
            25,198,862 shares, respectively                                                269            267
      Additional paid-in capital                                                        85,728         84,579
      Accumulated deficit                                                             (112,448)      (120,174)
      Other                                                                             (9,496)        (9,312)
                                                                                     ---------      ---------
                                                                                       (35,947)       (44,640)
      Common Stock held in treasury, at cost;
          1,565,400 shares at March 30, 1997 and 1,554,400
          shares at December 29, 1996                                                  (13,638)       (13,463)
                                                                                     ---------      ---------

          Total stockholders' equity (deficit)                                         (49,585)       (58,103)
                                                                                     ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                 $ 638,577      $ 619,846
                                                                                     =========      =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                   13 Week Periods Ended
                                                                   March 30,     March 31,
                                                                     1997          1996
                                                                         (thousands)
OPERATING ACTIVITIES:
   Net income                                                      $  7,726      $  6,137
   Adjustments to reconcile net income to net cash provided
       by operating activities:
       Depreciation and amortization                                  5,361         5,828
       Amortization of debt issuance costs and debt discount          3,766         3,336
       Income from discontinued operations                               --          (294)
       Extraordinary loss on early extinguishment of debt               410            --
       Other operating activities                                      (153)          409
       Changes in operating assets and liabilities, net of
          discontinued operations                                     1,790        (1,210)
                                                                   --------      --------

          Net cash provided by continuing operating activities       18,900        14,206
          Net cash provided by discontinued operations                   --         1,819
                                                                   --------      --------
          Net cash provided by operating activities                  18,900        16,025
                                                                   --------      --------

INVESTING ACTIVITIES:
   Capital expenditures                                              (7,426)       (3,256)
   Decrease in restricted cash                                        8,356            --
   Other investing activities                                            --           981
   Discontinued operations investing activities                          --        (5,590)
                                                                   --------      --------

          Net cash provided by (used for) investing activities          930        (7,865)
                                                                   --------      --------

FINANCING ACTIVITIES:
   Net proceeds from short-term borrowings                              293         1,930
   Proceeds from long-term debt                                         500            --
   Repayment of long-term debt                                       (9,230)       (2,394)
   Purchase of treasury stock                                          (175)       (2,458)
   Other financing activities                                           580           (32)
    Discontinued operations financing activities                         --          (784)
                                                                   --------      --------

          Net cash used for financing activities                     (8,032)       (3,738)
                                                                   --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            11,798         4,422

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                            22,203         3,322
                                                                   --------      --------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                $ 34,001      $  7,744
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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Foamex International Inc.'s (the "Company") condensed consolidated balance sheet as of December 29, 1996 has been condensed from the audited consolidated balance sheet at that date. The condensed consolidated balance sheet as of March 30, 1997 and the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the thirteen week periods ended March 30, 1997 and March 31, 1996 have been prepared by the Company and have not been audited by the Company's independent accountants. Also, the condensed consolidated statement of operations and the condensed consolidated statement of cash flows for the thirteen week period ended March 31, 1996 have been restated for discontinued operations (see Note 2 below). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows have been included.

     On April 7, 1997, the Company announced that an evaluation of its capital structure was initiated with the intention of refinancing certain long-term indebtedness to reduce the Company's interest expense and improve financing flexibility. On May 12, 1997, the Company announced a $540.0 million refinancing plan that includes a $480.0 million credit facility and $150.0 million of senior subordinated notes. As part of this refinancing plan, Foamex L.P. commenced tender offers with concurrent consent solicitations for $373.0 million of aggregate principal amount of its public debt and $116.7 million of aggregate principal amount of Foamex-JPS Automotive L.P.'s ("FJPS") senior secured discount debentures due 2004. The refinancing activities are expected to be completed by the end of the second quarter of 1997. (See Note 5 below for further discussion).

     Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company's 1996 consolidated financial statements and notes thereto as set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996.

2.   DISCONTINUED OPERATIONS

     On December 11, 1996, the Company completed the sale of its partnership interests in JPS Automotive L.P. ("JPS Automotive") for a sale price of approximately $220.1 million including $200.1 million of JPS Automotive's indebtedness. The sale is subject to a post-closing adjustment which is expected to be finalized during the second quarter of 1997. The sale included substantially all of the net assets of the automotive textiles business segment. During 1996, the Company sold the outstanding common stock of Perfect Fit Industries, Inc. ("Perfect Fit"), a wholly-owned subsidiary, for an adjusted sale price of approximately $44.2 million. The sale included substantially all of the net assets of the home comfort products business segment. Accordingly, the accompanying condensed consolidated statement of operations and the condensed consolidated statement of cash flows for the thirteen week period ended March 31, 1996 reflect the home comfort products business segment as discontinued operations.

     The Company's condensed consolidated financial statements have been restated to reflect the discontinuation of the home comfort products and automotive textile business segments. In addition to the interest and debt issuance expense of JPS Automotive, interest and debt issuance expense was allocated to discontinued operations based on the estimated debt to be retired from the net proceeds from the sale of Perfect Fit and JPS Automotive. A summary

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


2.   DISCONTINUED OPERATIONS (continued)

of the operating results for the discontinued operations is as follows:

                                                                         13 Week Period Ended
                                                                          March 31, 1996  (1)
                                                                             (thousands)
Net sales                                                                      $ 100,081
Gross profit                                                                      16,739
Income from operations                                                             8,346
Interest and debt issuance expense                                                 6,963
Other expense                                                                       (309)
Income from discontinued operations before provision for income taxes              1,074
Provision for income taxes                                                           780
Income from discontinued operations, net of income taxes                             294

(1) The Company's discontinued operations includes the operations of Perfect Fit and JPS Automotive.

3.   INVENTORIES

      Inventories consist of:

                                        March 30,         December 29,
                                          1997               1996
                                                (thousands)
     Raw materials and supplies          $ 56,766          $ 61,559
     Work-in-process                       15,166            13,453
     Finished goods                        30,412            27,598
                                         --------          --------

         Total                           $102,344          $102,610
                                         ========          ========

4.   EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share is calculated by dividing net income by the weighted average shares of common stock outstanding. Common stock equivalents have been included in the weighted average shares of common stock outstanding for 1997 and 1996.

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


4.   EARNINGS (LOSS) PER SHARE (continued)

materiality provision and (iii) revising the contingent share provisions and the supplemental EPS data requirements. Under the provisions of SFAS 128, the Company would have reported the following net income earnings per share information:

                                                    13 Week Periods Ended
                                                  March 30,         March 31,
                                                    1997              1996
                                                          (thousands)
     Basic                                        $  0.31          $     0.24
                                                  =======          ==========
     Weighted Average Shares Outstanding           25,311              25,718
                                                  =======          ==========

     Fully Diluted                                $  0.29          $     0.24
                                                  =======          ==========
     Weighted Average Shares Outstanding           26,368              25,822
                                                  =======          ==========

5.   LONG-TERM DEBT

     Refinancing Plan

     On May 12, 1997, the Company announced a refinancing plan designed to improve its financial and operating flexibility and reduce interest expense. As part of this refinancing plan, Foamex L.P., a 99% owned subsidiary of the Company, commenced tender offers with concurrent consent solicitations for a total of $489.7 million of aggregate principal of public debt, including:

o $104.3 million of aggregate principal of its 9 1/2% Senior Secured Notes due 2000 for an aggregate consideration of 104.193% of principal plus accrued interest, comprised of a tender price of 102.193% and a consent fee of 2%;

o $135.9 million of aggregate principal of its 11 1/4% Senior Notes due 2002 for an aggregate consideration of 105.709% of principal plus accrued interest, comprised of a tender price of 103.709% and a consent fee of 2%;

o $125.8 million of aggregate principal of its 11 7/8% Senior Subordinated Debentures due 2004 for an aggregate consideration of 107.586% of principal plus accrued interest, comprised of a tender price of 105.586% and a consent fee of 2%;

o $7.0 million of aggregate principal of its 11 7/8% Senior Subordinated Debentures, Series B due 2004 for an aggregate consideration of 107.586% of principal plus accrued interest, comprised of a tender price of 105.586% and a consent fee of 2%; and

o $116.7 million principal amount of the Foamex-JPS Automotive L.P. Senior Secured Discount Debentures due 2004 for an aggregate consideration of 88% of principal amount, which represents approximately 116.2% of the projected accreted value as of June 9, 1997, comprised of a tender price of 86% of principal amount and a consent fee of 2%.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


5.   LONG-TERM DEBT (continued)

     The consent solicitations will expire on May 23, 1997 and the tender offers will expire on June 9, 1997. Holders who tender their securities in the tender offers will be deemed to have submitted consents in the consent solicitations. Holders may not deliver consents without tendering their securities. Holders must tender their securities prior to May 23, 1997 in order to receive the consent fee. Holders who tender their securities after such date and before the expiration date of June 9, 1997 will receive the tender price for their securities, but will not receive the consent fee.

     Foamex L.P. also plans to repay all borrowings under the terms of its existing credit facility outstanding at the closing of the refinancing plan which is estimated to be $5.2 million. Outstanding term loan borrowings as of March 30, 1997 is approximately $10.0 million (see Extinguishment of Debt discussed below).

     The Company expects to fund the repurchase with the proceeds of:

o A $480.0 million Foamex L.P. credit facility arranged by a bank lending group including an estimated $150.0 million revolving credit line. Upon completion of the refinancing transactions, Foamex L.P. expects to have approximately $100.0 million available under the revolving credit line.

o A $150.0 million offering of Foamex L.P. senior subordinated notes in the Rule 144A market.

o    Cash on hand.

     The Company expects that as a result of its refinancing activities, assuming no material changes in interest rates and the tendering of substantially all of the Company's outstanding public debt. Future annualized interest expense will be reduced by between $8.0 million and $11.0 million as compared to the interest expense required by the existing indentures and credit agreements.

     The Company expects to complete its refinancing activities by the end of the second quarter of 1997 and record an extraordinary loss on the early extinguishment of debt, net of income tax, of between $41.0 million to $47.0 million related to the premiums paid to repurchase the debt, the write-off of debt issuance costs and additional one-time charges related to the other aspects of the refinancing plan.

     The Company's future interest expense, and the ability to realize the expected savings in interest expense, will vary based on a variety of factors, including fluctuation in interest rates in general; the pricing of the credit agreement and the senior subordinated notes; and the percentage of securities tendered in the tender offers. In addition, if the refinancing is consummated, variable rate debt will comprise a larger percentage of the Company's overall indebtedness than in the past, and as a result, future fluctuations in interest rates will have a greater impact on the Company's interest expense than in the past. Also, the amount of the expected extraordinary loss on the early extinguishment of debt in the second quarter of 1997 will vary based on a variety of factors, including the percentage of securities tendered in the tender offers and other factors beyond the Company's control.

     Consummation of the tender offers, the consent solicitations, the bank financing and the senior subordinated note offering are subject to conditions, several of which are beyond the Company's control, and there can be no assurance that such transactions will be consummated.

     This report shall not constitute an offer to sell or the solicitation of an offer to buy the securities offered by Foamex L.P. in the private placement

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


5.   LONG-TERM DEBT (continued)

     Extinguishment of Debt

     During 1997, the Company used approximately $8.4 million of the net proceeds from the sale of Perfect Fit to repurchase outstanding indebtedness of approximately $8.0 million. Also, during April 1997, the Company used the remaining net proceeds from the sale of Perfect Fit to reduce bank term loan borrowings by approximately $3.8 million.

6.   ENVIRONMENTAL MATTERS

     As of March 30, 1997, the Company has environmental accruals of approximately $4.0 million for environmental matters. In addition, as of March 30, 1997, the Company has net receivables of approximately $1.0 million relating to indemnification for environmental liabilities, net of an allowance of approximately $1.0 million relating to potential disagreements regarding the scope of the indemnification. The Company believes that realization of the receivables established for indemnification is probable.

     On May 5, 1997, there was an accidental chemical spill at one of the Company's manufacturing facilities that was contained on site. The remaining clean-up of the site is expected to primarily consist of the disposal of contaminated soil. Foamex L.P. has contacted the appropriate environmental authorities but has received no notification from such authorities regarding the accidental chemical spill including the method of disposal of the contaminated soil. Foamex L.P. expects to take a charge of at least $0.6 million in the second quarter of 1997 for the clean-up of the site including the disposal of the contaminated soil. The actual cost and the timetable of the clean-up of the site cannot be predicted with any degree of certainty at this time; therefore, there can be no assurance that the clean-up of the site will not result in a more significant environmental liability in the future.

     The Company has reported to appropriate state authorities that it has found soil and groundwater contamination in excess of state standards at four additional facilities and soil contamination in excess of state standards at three other facilities. The Company has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any degree of certainty at this time. As of March 30, 1997, the Company has environmental accruals of approximately $3.1 million for the remaining potential remediation costs for these facilities based on engineering estimates.

     Federal regulations require that by 1998 all underground storage tanks ("USTs") be removed or upgraded in most states to meet applicable standards. The Company has six USTs that will require removal or permanent in-place closure by the end of 1998. Due to the age of these tanks, leakage may have occurred resulting in soil and possibly groundwater contamination. The Company has accrued approximately $0.4 million for the estimated removal and remediation, if any, associated with the USTs. However, the full extent of contamination and, accordingly, the actual cost of such remediation cannot be predicted with any degree of certainty at this time. The Company believes that its USTs do not pose a significant risk of environmental liability because of the Company's monitoring practices for USTs and conditional approval for permanent in-place closure for certain USTs. However, there can be no assurance that such USTs will not result in significant environmental liability in the future.

     The Company has been designated as a Potentially Responsible Party ("PRP") by the United States Environmental Protection Agency (the "EPA") with respect to thirteen sites, with an estimated total liability to the Company for the thirteen sites of less than approximately $0.5 million. Estimates of total cleanup costs and fractional allocations of liability are generally provided by the EPA or the committee of PRP's with respect to the specified site. In each case, the participation of the Company is considered to be immaterial.

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

7.   LITIGATION

     As of May 12, 1997, the Company and Trace International Holdings, Inc. ("Trace Holdings") were two of multiple defendants in actions filed on behalf of approximately 5,000 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Five of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 700 residents of Australia, New Zealand, England, and Ireland. During 1995, the Company and Trace Holdings were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final. In addition, two of the cases filed on behalf of 903 foreign plaintiffs were dismissed on the grounds that the cases could not be brought in the United States courts. This decision is subject to appeal. The Company believes that the number of suits and claimants may increase. Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from the Company or Trace Holdings. Neither the Company nor Trace Holdings recommended, authorized or approved the use of its foam for these purposes. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with the general counsel of Trace Holdings, and without taking into account potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either the Company's or Trace Holdings' consolidated financial position or results of operations. In addition, the Company is also indemnified by Trace Holdings for any such liabilities relating to foam manufactured prior to October 1990. Although Trace Holdings has paid the Company's litigation expenses to date pursuant to such indemnification and management believes Trace Holdings likely will be in a position to continue to pay such expenses, there can be no absolute assurance that Trace Holdings will be able to provide such indemnification. Based on information available at this time with respect to the potential liability, and without taking into account the indemnification provided by Trace Holdings and the coverage provided by Trace Holdings' and the Company's liability insurance, the Company believes that the proceedings should not ultimately result in any liability that would have a material adverse effect on the financial position or results of operations of the Company. If management's assessment of the Company's liability with respect to these actions is incorrect, such actions could have a material adverse effect on the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Company operates in the flexible polyurethane and advanced polymer foam products industry. The Company's operations are conducted through its largest subsidiary Foamex L.P., together with Foamex L.P.'s wholly-owned subsidiaries, General Felt Industries, Inc., Foamex Fibers, Inc., Foamex Canada Inc., Foamex Latin America, Inc., and Foamex Asia, Inc. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto of the Company included in this report.

     On April 7, 1997, the Company announced that an evaluation of its capital structure was initiated with the intention of refinancing certain long-term indebtedness to reduce the Company's interest expense and improve financing flexibility. On May 12, 1997, the Company announced a refinancing plan designed to improve its financial and operating flexibility and reduce interest expense. As part of this refinancing plan, Foamex L.P., a 99% owned subsidiary of the Company, commenced tender offers with concurrent consent solicitations for a total of $373.0 million of its aggregate principal of public debt and $116.7 million principal amount of FJPS's public debt. The refinancing plan, including the tender offers, are subject to conditions, several of which are beyond the control of the Company, and there can be no assurance that such transactions will be consummated. (See Note 5 to the condensed consolidated financial statements for further discussion).

     The principal suppliers to the foam industry announced raw material price increases effective April 1997. The Company is unable to predict whether, or to what extent, the April 1997 increases or any future increase will be sustained. The Company believes that if any price increase is sustained in the industry, it will also be impacted by such increase. There can be no assurance that chemical suppliers will not increase raw material costs in the future or that the Company will be able to implement selling price increases to offset any such raw material cost increases.

     During 1996, the Company sold Perfect Fit and JPS Automotive which comprised the home comfort products and automotive textile business segments, respectively, of the Company. Accordingly, the accompanying condensed consolidated statement of operations and the condensed consolidated statement of cash flows for the thirteen week period ended March 31, 1996 reflects the home comfort products and automotive textile business segments as discontinued operations. See Note 2 to the condensed consolidated financial statements for further discussion.

     Operating results for 1997 are expected to be influenced by various internal and external factors. These factors include, among other things, (i) continued implementation of an operational plan to improve the Company's profitability, (ii) the potential recapitalization of the Company, (iii) additional raw material price increases, if any, by the Company's chemical suppliers and (iv) the Company's success in passing on to its customers selling price increases to recover such raw material cost increases.1

13 Week Period Ended March 30, 1997 Compared to 13 Week Period Ended March 31, 1996

Results of Operations

     Net sales for the first quarter of 1997 were $229.1 million as compared to $219.1 million in the first quarter of 1996, an increase of $10.0 million or 4.6%. Carpet cushion net sales for the first quarter of 1997 increased 6.9% to $67.9 million from $63.5 million in the first quarter of 1996 primarily due to the effect of increased selling prices that were initiated late in the second quarter of 1996, as well as increased shipments of certain carpet cushion products. Cushioning foam net sales for the first quarter of 1997 increased 1.8% to $84.0 million from $82.5 million in the first quarter of 1996 primarily due to an increase in net sales from both new and existing customers

--------
1 This paragraph contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth on Pages 3 and 4 of the Company's 1996 Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of bedding related products. Automotive foam net sales for the first quarter of 1997 increased 6.6% to $59.7 million from $56.0 million in the first quarter of 1996 primarily due to a continued increase in net sales of tri-laminates and composite headliners and increased selling prices implemented during the first quarter of 1996. Technical foam net sales for the first quarter of 1997 increased 2.3% to $17.5 million from $17.1 million in the first quarter of 1996 primarily due to increased volume.

     Gross profit as a percentage of net sales increased to 18.7% for the first quarter of 1997 from 16.4% in the first quarter 1996 primarily due to selling price increases and improved material and production efficiencies which includes
(i) the impact during the first quarter of 1997 of the selling prices initiated in 1996 to offset previous raw material cost increases, (ii) favorable raw material efficiencies and (iii) an increased favorable impact of the 1995 operational plan in the first quarter of 1997 as compared to the first quarter of 1996.

     Operating income increased to $26.8 million for the first quarter of 1997 from $22.1 million in the first quarter of 1996 primarily due to improved gross profit margins as discussed above, offset by a $2.0 million increase in selling, general and administrative expenses for the first quarter of 1997. The increase in selling, general and administrative expenses is primarily due to increases in employee compensation and incentives and costs associated with the launching of new products and international expansion.

     Income from continuing operations increased to $8.1 million or $0.31 per share for the first quarter of 1997 as compared to $5.8 million or $0.23 per share in the first quarter of 1996. The increase is primarily due to the reasons cited above, offset by an increase in interest and debt issuance expense of $1.1 million. The increase in interest and debt issuance expense is primarily due to the inclusion in the first quarter of 1997 continuing operations of interest expense on $10.4 million of public debt which was expected to be retired with the net proceeds from the sale of JPS Automotive; whereas for the first quarter of 1996, this interest expense was allocated to discontinued operations. Income from discontinued operations in the first quarter of 1996 represents the operating income of Perfect Fit and JPS Automotive which were sold during 1996. See Note 2 to the condensed consolidated financial statements for further discussion. The effective income tax rate for continuing operations increased to 39.6% for the first quarter of 1997 from 37.6% in the first quarter of 1996 primarily due to $0.2 million of tax benefits realized by a subsidiary that files federal income tax returns.

     The extraordinary loss on early extinguishment of debt of $0.4 million (net of income tax benefits of $0.3 million) relates to the write-off of debt issuance costs associated with the early extinguishment of $8.0 million of debt.

Liquidity and Capital Resources

     Effects of the Refinancing Plan2

     Upon consummation of the Company's refinancing plan, Foamex L.P. will purchase all securities validly tendered in the tender offer, and will repay its existing credit facility. Foamex L.P. will fund such payments through the issuance of $150.0 million principal amount of senior subordinated notes in a private placement, a new credit facility for up to $480.0 million, of which approximately $380.0 million is expected to be borrowed upon the closing of the refinancing, and with cash on hand. Consummation of the refinancing plan is expected to increase the outstanding principal amount of the Company's total long-term debt by $31.6 million from $492.2 million as

--------
2 This paragraph contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth on Pages 3 and 4 of the Company's 1996 Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


of March 30, 1997 to $523.8 million on a pro forma basis (assuming all of the securities are tendered in the tender offers).

     The Company expects to complete its refinancing activities by the end of the second quarter of 1997 and record an extraordinary loss on the early extinguishment of debt (net of income taxes) of between $41.0 million to $47.0 million in the second quarter of 1997 related to the premiums paid to repurchase the debt, the write-off of debt issuance costs and additional one-time charges related to other aspects of the refinancing plan.

     The Company expects that as a result of its refinancing activities, assuming no material changes in interest rates and the tendering of substantially all of the Company's outstanding public debt. Future annualized interest expense will be reduced by between $8.0 million and $11.0 million as compared to the interest expense required by the existing indentures and credit agreements.

     The Company's future interest expense, and the ability to realize the expected savings in interest expense, will vary based on a variety of factors, including fluctuation in interest rates in general; the pricing of the credit agreement and the senior subordinated notes; and the percentage of securities tendered in the tender offers. In addition, if the refinancing is consummated, variable rate debt will comprise a larger percentage of the Company's overall indebtedness than in the past, and as a result, future fluctuations in interest rates will have a greater impact on the Company's interest expense than in the past. Also, the amount of the expected extraordinary loss on the early extinguishment of debt in the second quarter of 1997 will vary based on a variety of factors, including the percentage of securities tendered in the tender offers and other factors beyond the Company's control.

     Consummation of the tender offers, the consent solicitations, the credit facility and the senior subordinated notes offering are subject to conditions, several of which are beyond the Company's control, and there can be no assurance that such transactions will be consummated. (See Note 5 to the condensed consolidated financial statements).

     Liquidity and Capital Resources

     The Company's operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures. The Company believes that cash flow from operating activities, cash on hand and periodic borrowings under revolving credit agreements, if necessary, will be adequate to meet its operating cash requirements. The ability to meet operating cash requirements could be impaired if Foamex L.P. were to fail to comply with any of the covenants contained in its credit agreements or indentures and such noncompliance was not cured by Foamex L.P. or waived by the lenders or bondholders. Foamex L.P. was in compliance with such covenants as of March 30, 1997 and expects to be in compliance with such covenants for the foreseeable future. The ability of Foamex L.P. to make distributions to the Company is restricted by the terms of its existing financing agreements.

     Cash and cash equivalents increased $11.8 million during the first quarter of 1997 to $34.0 million at March 30, 1997 from $22.2 million at December 29, 1996 primarily due to $18.9 million of net cash provided by operating activities offset by $7.4 million of cash used for capital expenditures and $0.2 million used for the purchase of treasury stock. In addition, the Company utilized approximately $8.4 million of restricted cash to repurchase long-term debt with a net book value of approximately $8.0 million. Cash flow from continuing operating activities increased $4.7 million to $18.9 million for the first quarter of 1997 as compared to $14.2 million for the first quarter of 1996. Cash flow from continuing operating activities increased for 1997 as compared to 1996 primarily due to an increase of $1.6 million in income from continuing operations and a $3.0 million reduction in the use of cash for operating assets and liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Working capital increased $6.4 million for the first quarter of 1997 to $143.0 million at March 30, 1997 from $136.6 million at December 29, 1996. The increase in working capital is primarily due to improved operating results from continuing operations. The net operating assets and liabilities (comprised of accounts receivable, inventories and accounts payable) increased $4.0 million to $148.3 million at March 30, 1997 from $144.3 million at December 29, 1996 primarily due to an increase in accounts receivable. The increase in accounts receivable is primarily due to an increase in net sales for March 1997 as compared to December 1996. Inventories and account payable were fairly consistent as compared to December 29, 1996.

     During 1997, the Company spent approximately $7.4 million on capital expenditures and expects to maintain or reduce spending for capital expenditures for the foreseeable future since significant capital projects (e.g. new Mexico City facility) are expected to be completed during 1997.

     As of March 30, 1997, there were no outstanding revolving credit borrowings under Foamex L.P.'s existing credit facility with unused availability of approximately $32.8 million. Borrowings by Foamex Canada Inc. as of March 30, 1997 were $4.0 million under a revolving credit agreement with unused availability of approximately $0.3 million.

     Interest Rate Swaps

     Foamex L.P. has interest rate swap agreements with a notional amount of $300.0 million through December 2001. Under the swap agreements, Foamex L.P. is obligated to make fixed payments at 5.30% per annum for the twelve months ended in December 1997 and variable payments based on LIBOR for the remainder of the agreement, in exchange for fixed payments by the swap partner at 6.0% per annum for the remainder of the agreement, payable semiannually in arrears. The swap partner has the ability to terminate the swap agreement after the December 1997 payment if the LIBOR rate Foamex L.P. is to pay for any period thereafter is equal to or less than 4.50% per annum. Interest expense will be subject to fluctuations in LIBOR during the term of the swap agreement except during 1997. Foamex L.P. is exposed to credit loss in the event of nonperformance by the swap partner; however, the occurrence of this event is not anticipated. The effect of the two interest rate swaps described above was a favorable adjustment to interest expense of $0.9 million and $0.8 million for the thirteen week periods ended March 30, 1997 and March 31, 1996, respectively.

Environmental Matters

     On May 5, 1997, there was an accidental chemical spill at one of the Company's manufacturing facilities that was contained on site. The remaining clean-up of the site is expected to primarily consist of the disposal of contaminated soil. The Company has contacted the appropriate environmental authorities but has received no notification from such authorities regarding the accidental chemical spill including the method of disposal of the contaminated soil. The Company expects to take a charge of at least $0.6 million in the second quarter of 1997 for the clean-up of the site including the disposal of the contaminated soil. The actual cost and the timetable of the clean-up of the site cannot be predicted with any degree of certainty at this time; therefore, there can be no assurance that the clean-up of the site will not result in a more significant environmental liability in the future.

     The Company is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with the Company's compliance with such laws and regulations have not had a material adverse effect on its operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by the Company in connection with environmental matters as of March 30, 1997 was approximately $4.0 million. In addition, as of March 30, 1997, the Company has net receivables of approximately $1.0 million for indemnification of environmental liabilities from former owners, net of a $1.0 million allowance relating to potential disagreements regarding the scope of the indemnification. Although it is possible that new information or future

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (i) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS,
(ii) eliminating the modified treasury stock method and the three percent materiality provision and (iii) revising the contingent share provisions and the supplemental EPS data requirements. Under the provisions of SFAS 128, the Company would have reported the following net income earnings per share information:

                                                    13 Week Periods Ended
                                                 March 30,          March 31,
                                                    1997              1996
                                                          (thousands)
     Basic                                        $  0.31          $     0.24
                                                  =======          ==========
     Weighted Average Shares Outstanding           25,311              25,718
                                                  =======          ==========

     Fully Diluted                                $  0.29          $     0.24
                                                  =======          ==========
     Weighted Average Shares Outstanding           26,368              25,822
                                                  =======          ==========

Part II - Other Information

Item 1.   Legal Proceedings

          Reference is made to the description of the legal proceedings contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996.

          The information from Notes 6 and 7 of the condensed consolidated financial statements of the Company as of March 30, 1997 (unaudited) is incorporated herein by reference.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:

3.1(a)        -    Restated Certificate of Incorporation of the Company.
3.2(a)        -    By-laws of the Company.
4.1(b)        -    Indenture, dated as of June 3, 1993, among Foamex L.P. and
                   Foamex Capital Corporation ("FCC"), as joint and several
                   obligors, General Felt, as Guarantor, and Shawmut Bank,
                   National Association ("Shawmut"), as trustee, relating to
                   $160,000,000 principal amount of 9 1/2% Senior Secured Notes due 2000, including form of Senior Secured Note.
4.2(a)        -    First Supplemental Indenture, dated as of November 18, 1993, among the Company and FCC, as Issuers, General Felt and
                   Perfect Fit, as Guarantors and Shawmut, as trustee, relating to the Senior Secured Notes.
4.3(a)        -    Second Supplemental Indenture, dated as of December 14, 1993, among the Company and FCC, as Issuers, the Company, General
                   Felt and Perfect Fit, as Guarantors and Shawmut, as trustee, relating to the Senior Secured Notes.
4.3.1(p)      -    Third Supplemental Indenture, dated as of August 1, 1996, by and among the Foamex L.P. and FCC, as Issuers, the Company, as parent guarantor, General Felt, as guarantor, Perfect Fit, as withdrawing guarantor, and Fleet National Bank ("Fleet"), as trustee, relating to the Senior Secured Notes.
4.4(b)        -    Company Pledge Agreement, dated as of June 3, 1993, by Foamex
                   L.P. in favor of Shawmut, as trustee for the holders of the
                   Senior Secured Notes.
4.5(b)        -    Company Pledge Agreement, dated as of June 3, 1993, by FCC in favor of Shawmut, as trustee for the holders of the Senior
                   Secured Notes.
4.6(b)        -    Subsidiary Pledge Agreement, dated as of June 3, 1993, by
                   General Felt in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.

4.7(b)        -    Company Security Agreement, dated as of June 3, 1993, by
                   Foamex L.P. and FCC in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.8(b)        -    Subsidiary Security Agreement, dated as of June 3, 1993, by
                   General Felt in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.9(b)        -    Collateral Assignment of Patents and Trademarks, dated as of
                   June 3, 1993, by Foamex L.P. in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.10(b)       -    Collateral Assignment of Patents and Trademarks, dated as of
                   June 3, 1993, by FCC in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.11(b)       -    Collateral Assignment of Patents and Trademarks, dated as of
                   June 3, 1993, by General Felt in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.12(c)       -    Indenture, dated as of October 13, 1992, among Foamex L.P.,
                   FCC, and The Connecticut National Bank, as trustee, relating to $150,000,000 principal amount of 11 1/4% Senior Notes due
                   2002, including form of Senior Note.
4.13(d)       -    First Supplemental Indenture, dated as of March 23, 1993,
                   among Foamex L.P. and FCC, as joint and several obligors,
                   General Felt, as Guarantor, and Shawmut Bank Connecticut,
                   National Association (formerly The Connecticut National Bank)
                   ("Shawmut Connecticut"), as trustee, relating to the Senior
                   Notes.
4.14(a)       -    Second Supplemental Indenture, dated as of November 18, 1993, among Foamex L.P. and FCC, as Issuers, General Felt and
                   Perfect Fit, as Guarantors, and Shawmut Connecticut, as
                   trustee, relating to the Senior Notes.
4.15(a)       -    Third Supplemental Indenture, dated as of December 14, 1993, among Foamex L.P. and FCC, as Issuers, the Company, General
                   Felt and Perfect Fit, as Guarantors, and Shawmut Connecticut,
                   as trustee, relating to the Senior Notes.
4.16(j)       -    Fourth Supplemental Indenture, dated as of October 31, 1994, among Foamex L.P. and FCC as Issuers, the Company as Parent
                   Guarantor, General Felt and Perfect Fit as Guarantors, and
                   Shawmut Connecticut, as Trustee, relating to the Senior
                   Notes.
4.17(p)       -    Fifth Supplemental Indenture, dated as of August 1, 1996, by and among Foamex L.P. and FCC as guarantor, Perfect Fit, as withdrawing guarantors, and Fleet, as trustee, relating to the Senior Notes.
4.18(c)       -    Indenture, dated as of October 13, 1992, among Foamex L.P.,
                   FCC and Shawmut, as trustee, relating to $126,000,000
                   principal amount of 117/8% Senior Subordinated Debentures due
                   2004, including form of Senior Subordinated Debenture.
4.19(d)       -    First Supplemental Indenture, dated as of March 23, 1993,
                   among Foamex L.P. and FCC, as joint and several obligors,
                   General Felt, as Guarantor, and Shawmut, as trustee, relating to the Senior Subordinated Debentures.
4.20(a)       -    Second Supplemental Indenture, dated as of November 18, 1993, among Foamex L.P. and FCC, as Issuers, General Felt and
                   Perfect Fit, as Guarantors, and Shawmut, as trustee, relating to the Senior Subordinated Debentures.
4.21(b)       -    Third Supplemental Indenture, dated as of December 14, 1993, among Foamex L.P. and FCC, as Issuers, the Company, General
                   Felt and Perfect Fit, as Guarantors, and Shawmut, as trustee, relating to the Senior Subordinated Debentures.
4.22(p)       -    Fourth Supplemental Indenture, dated as of August 1, 1996, by and among Foamex L.P. and FCC, as Issuers, the Company, as parent, General Felt, as guarantor, Perfect Fit, as
                   withdrawing guarantor, and Fleet, as trustee relating to the
                   Senior Subordinated Debentures.
4.23(i)       -    Indenture, dated as of June 28, 1994, among FJPS and FJCC, as
                   Issuers, the Company, as guarantor, and Shawmut Connecticut, as trustee, relating to $116,745,000 principal amount of
                   Senior Secured Discount Debentures due 2004, including form of Senior Secured Discount Debenture.
4.24(j)       -    Pledge Agreement, dated as of June 28, 1994, made by FJPS in favor of Shawmut, as collateral agent for the holders of the
                   Senior Secured Discount Debentures.
4.25(i)       -    Senior Note, dated June 28, 1994, in the aggregate principal amount of $87,943,103.14 due July 1, 2006, executed by FJPS to Foamex L.P.

4.26(t)       -    Consent, Waiver and Amendment Agreement, dated December 11,
                   1996, between FJPS and Foamex L.P.
4.27(p)       -    Commitment letter, dated July 9, 1996, from The Bank of Nova
                   Scotia to Foamex Canada Inc.
4.28(p)       -    Third Amended and Restated Credit Agreement, dated as of July
                   30, 1996, among Foamex L.P., General Felt, Trace Foam
                   Company, Inc. ("Trace Foam"), FMXI, Inc. ("FMXI"), Citibank,
                   N.A., The Bank of Nova Scotia, the institutions from time to time parties thereto as lenders, the institutions parties
                   thereto as issuing banks and Citibank, N.A. and The Bank of
                   Nova Scotia, as Administrative Agents (the "Credit
                   Agreement").
4.29(q)       -    First Amendment to Third Amended and Restated Credit
                   Agreement, dated September 30, 1996, among Foamex L.P.,
                   General Felt, Trace Foam, FMXI, Citibank, N.A., The Bank of
                   Nova Scotia, the institutions from time to time parties
                   thereto as lenders, the institutions from time to time
                   parties thereto as Lenders, the parties thereto as issuing banks and Citibank, N.A. and The Bank of Nova Scotia, as
                   Administrative Agents.
4.30(t)       -    Second Amendment to Third Amended and Restated Credit
                   Agreement, dated as of November 27, 1996, among Foamex L.P.,
                   General Felt, Trace Foam, FMXI, Citibank, N.A., The Bank of
                   Nova Scoria, the institutions from time to time parties
                   thereto as lenders, the institutions parties thereto as
                   issuing banks and Citibank, N.A. and The Bank of Nova Scotia, as Administrative Agents.
4.31(a)       -    Guaranties, dated November 18, 1993, executed by each of
                   Foamex L.P., General Felt, and Perfect Fit, as guarantor,
                   respectively, in favor of Citibank, N.A., as Administrative
                   Agent, for the ratable benefit of the lenders and the issuing banks, guaranteeing the obligations of one another under the
                   Credit Agreement.
4.32(a)       -    Guaranty, dated November 18, 1993, executed by FCC in favor of Citibank, N.A., as Administrative Agent, for the ratable benefit of the lenders and the issuing banks, guaranteeing the obligations of Foamex L.P., General Felt, and Perfect Fit under the Credit Agreement.
4.33(i)       -    Amended and Restated Guaranty, dated as of June 28, 1994,
                   executed by the Company in favor of Citibank, N.A. and The
                   Bank of Nova Scotia, as Administrative Agents, for the
                   ratable benefit of the lenders and the issuing banks under the Credit Agreement.
4.34(n)       -    First Amendment to Amended and Restated Guaranty, dated June
                   30, 1995, executed by the Company in favor of Citibank, N.A.
                   and The Bank of Nova Scotia, as Administrative Agents, for
                   the ratable benefit of the lenders and the issuing banks
                   under the Credit Agreement.
4.35(n)       -    Second Amendment to Amended and Restated Guaranty, dated
                   February 27, 1996, executed by the Company in favor of
                   Citibank, N.A. and The Bank of Nova Scotia, as Administrative
                   Agents, for the ratable benefit of the lenders and the
                   issuing banks under the Credit Agreement.
4.36(t)       -    Third Amendment to Amended and Restated Guaranty, dated
                   November 27, 1996, executed by the Company in favor of
                   Citibank, N.A. as Collateral Agent, for the ratable benefit of the lenders and the issuing banks under the Credit
                   Agreement.
4.37(a)       -    Security Agreements, dated November 18, 1993, executed by
                   each of Foamex L.P., General Felt, Perfect Fit, and FCC,
                   respectively, and Citibank N.A., as Administrative Agent for the lenders and the issuing banks under the Credit Agreement.
4.38(i)       -    Amendatory Agreement, dated as of June 28, 1994, among Foamex
                   L.P., General Felt, Perfect Fit, FCC, and Citibank, N.A., as
                   collateral agent under the Credit Agreement.
4.39(p)       -    Amendatory Agreement, dated as of July 30, 1996, among Foamex
                   L.P., General Felt, FCC, and Citibank, N.A., as collateral agent under the Credit Agreement.
4.40(a)       -    Intercreditor Agreement, dated as of November 18, 1993, by and between Citibank, N.A., as Administrative Agent under the
                   Credit Agreement and Shawmut, as trustee under the Foamex
                   L.P. Senior Secured Note Indenture.
4.41(a)       -    Subordinated Promissory Note, dated as of May 6, 1993, in the original principal amount of $7,014,864 executed by Foamex
                   L.P. to John Rallis ("Rallis").
4.42(a)       -    Marely Loan Commitment Agreement, dated as of December 14,
                   1993, by and between the Company and Marely s.a. ("Marely").

4.43(a)       -    DLJ Loan Commitment Agreement, dated as of December 14, 1993, by and between the Company and DLJ Funding, Inc. ("DLJ
                   Funding") .
4.44(p)       -    Promissory Note, dated July 7, 1996, in the aggregate
                   principal amount of $4,372,516, executed by Trace Holdings to
                   Foamex L.P.
10.1(a)       -    Registration Rights Agreement, dated as of December 14, 1993, by and among the Company and GBNY and, for certain limited purposes as set forth therein, Trace Holdings and Trace Foam.
10.2(a)       -    Registration Rights Agreement, dated as of December 14, 1993, by and among the Company and RFC and, for certain limited
                   purposes as set forth therein, Trace Holdings and Trace Foam.
10.3(a)       -    Registration Rights Agreement, dated as of December 14, 1993, by and between the Company and Rallis.
10.4(a)       -    Registration Rights Agreement, dated as of December 14, 1993, by and among the Company and DLJ Funding and, for certain
                   limited purposes as set forth therein, Trace Holdings and
                   Trace Foam.
10.5(a)       -    Registration Rights Agreement, dated as of December 14, 1993, by and between the Company and FCD Sub, Inc.
10.6(a)       -    Registration Rights Agreement, dated as of December 14, 1993, by and among the Company and Marely and, for certain limited purposes as set forth therein, Trace Holdings and Trace Foam.
10.7(a)       -    Registration Rights Agreement, dated as of December 14, 1993, by and between the Company and Trace Foam.
10.8(a)       -    Registration Rights Agreement, dated as of December 14, 1993, by and between the Company and Trace Holdings.
10.9(a)       -    Registration Rights Agreement, dated as of November 18, 1993, by and among the Company and the Investors which are
                   signatories thereto.
10.10(i)      -    Warrant Registration Rights Agreement, dated as of June 28,
                   1994, by and among the Company, DLJ Funding and Smith Barney
                   Inc.
10.11(h)      -    Warrant Agreement, dated as of June 28, 1994, between the
                   Company and Shawmut.
10.12(t)      -    Revised Confirmation Letter Agreements, dated as of January
                   7, 1997, by and between Foamex L.P. and Citibank, N.A.
10.13(t)      -    Assignment Agreement, dated as of December 16, 1996, among
                   Foamex L.P., FCC, and Salomon Brothers Holdings Company Inc
                   ("Salomon Holdings").
10.14(d)      -    Reimbursement Agreement, dated as of March 23, 1993, between
                   Trace Holdings and General Felt.
10.15(d)      -    Shareholder Agreement, dated December 31, 1992, among
                   Recticel, s.a. ("Recticel"), Recticel Holding Noord B.V.,
                   Foamex L.P., Beamech Group Limited, LME-Beamech, Inc., James
                   Brian Blackell, and Prefoam AG relating to foam technology sharing arrangement.
10.16(e)      -    Asset Transfer Agreement, dated as of October 2, 1990,
                   between Trace Holdings and Foamex L.P. (the "Trace Holdings
                   Asset Transfer Agreement").
10.17(e)      -    First Amendment, dated as of December 19, 1991, to the Trace
                   Holdings Asset Transfer Agreement.
10.18(e)      -    Amended and Restated Guaranty, dated as of December 19, 1991, made by Trace Foam in favor of Foamex L.P.
10.19(e)      -    Asset Transfer Agreement, dated as of October 2, 1990,
                   between RFC and Foamex L.P. (the "RFC Asset Transfer
                   Agreement").
10.20(e)      -    First Amendment, dated as of December 19, 1991, to the RFC
                   Asset Transfer Agreement.
10.21(e)      -    Schedule 5.03 to the RFC Asset Transfer Agreement (the "5.03
                   Protocol").
10.22(d)      -    The 5.03 Protocol Assumption Agreement, dated as of October
                   13, 1992, between RFC and Foamex L.P.
10.23(d)      -    Letter Agreement between Trace Holdings and Recticel
                   regarding the Recticel guaranty, dated as of July 22, 1992.
10.24(i)      -    Supply Agreement, dated June 28, 1994, between Foamex L.P.
                   and the Company.
10.25(i)      -    First Amended and Restated Tax Sharing Agreement, dated as of
                   December 14, 1993, among Foamex L.P., Trace Foam, FMXI, and the Company.

10.26(i)      -    Tax Sharing Agreement, dated as of June 28, 1994, among FJPS and the Company.
10.27(t)      -    Tax Distribution Advance Agreement, dated as of December 11,
                   1996, by and between Foamex L.P. and FJPS.
10.28(d)      -    Trace Foam Management Agreement between Foamex L.P. and Trace
                   Foam, dated as of October 13, 1992.
10.29(i)      -    Affirmation Agreement re: Management Agreement, dated as of
                   December 14, 1993 between Foamex L.P. and Trace Foam.
10.30(m)      -    Aircraft Purchase Agreement, dated as of August 22, 1995, by and between Trace Aviation Corp. ("Trace Aviation") and
                   Foamex Aviation Inc. ("Foamex Aviation").
10.31(m)      -    Aircraft Sale, Lease and Operating Agreement, dated as of
                   August 22, 1995, by and between Trace Aviation and Trace
                   Holdings.
10.32(m)      -    Assumption/Aircraft Security Agreement, dated as of August
                   22, 1995, by and between Foamex Aviation and the CIT
                   Group/Equipment Financing, Inc. ("CIT Group").
10.33(m)      -    Collateral Assignment of Aircraft Leases and Aircraft Use
                   Agreements, dated as of August 22, 1995, by and between
                   Foamex Aviation and CIT Group.
10.34(m)      -    Guaranty by the Company in favor of CIT Group, dated as of
                   August 22, 1995.
10.35(m)      -    Aviation Guaranty Indemnity Agreement, dated as of August 22,
                   1995, by and between the Company and Trace Holdings.
10.36(e)(o)    -    Salaried Incentive Plan of Foamex L.P. and Subsidiaries.
10.37(e)(o)   -    Trace Holdings 1987 Nonqualified Stock Option Plan.
10.38(e)(o)   -    Equity Growth Participation Program.
10.39(j)(o)    -    General Felt Industries, Inc. Retirement Plan for Salaried
                   Employees, effective as of January 1, 1995.
10.40(e)(o)   -    Foamex L.P. Salaried Retirement Plan (formerly known as the
                   Foamex L.P. Products, Inc. Salaried Employee Retirement
                   Plan), as amended, effective July 1, 1984.
10.41(e)(o)   -    Foamex L.P. 401(k) Savings Plan dated January 1, 1989.
10.42(l)(o)   -    Foamex/GFI 401(k) Savings Plan dated July 1, 1995.
10.43(a)(o)   -    The Company's 1993 Stock Option Plan.
10.44(a)(o)   -    The Company's Non-Employee Director Compensation Plan.
10.45(a)(o)   -    Employment Agreement, dated as of May 6, 1993, by and between
                   Foamex L.P. and Rallis.
10.46(f)(o)   -    Employment Agreement, dated as of February 1, 1994, by and between Foamex L.P. and William H. Bundy.
10.47(n)(o)   -    Employment Agreement, dated as of June 26, 1995, by and
                   between Foamex L.P. and Salvatore J. Bonanno
10.48(k)(o)   -    Bonus Agreement, dated as of May 7, 1993, between the Company and Robert Hay.
10.49(a)      -    Amended and Restated Put Option Agreement, dated as of
                   December 14, 1993, by and between Trace Holdings and Rallis.
10.50(f)      -    Stock Purchase Agreement, dated as of December 23, 1993, by and between Transformacion de Espumas y Fieltros, S. A. de
                   C.V., the stockholders which are parties thereto, and Foamex
                   L.P.
10.51(g)      -    Asset Purchase Agreement, dated as of May 25, 1994, by and among JPS Automotive, JPS Textile Group, Inc., the Company,
                   JPS Auto Inc., and JPS Converter & Industrial Corp.
10.52(r)       -    Agreement and Plan of Merger, as amended, dated as of June
                   11, 1996, by and among, PFI Subsidiary, Inc., PFI Acquisition
                   Corp., Jody B. Vitale, Perfect Fit, General Felt, and Foamex
                   L.P.
10.53(s)      -    Equity Purchase Agreement, dated as of August 28, 1996, by and among JPSGP Inc., FJPS, and Collins & Aikman Products Co.
10.54(u)      -    Amendment No. 1 to Equity Purchase Agreement, by and among
                   JPSGP Inc., FJPS, the Company and Collins and Aikman Products
                   Co., dated as of December 11, 1996.
21            -    Subsidiaries of the Registrant.
27            -    Financial Data Schedule.

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


                                        FOAMEX INTERNATIONAL INC.


Date:     May 15, 1997                  By:     /s/ Kenneth R. Fuette
                                                ------------------------
                                                Kenneth R. Fuette
                                                Chief Financial Officer and
                                                Chief Accounting Officer