Form 10-Q
period 1997-06-29
FOAMEX INTERNATIONAL INC
filed 1997-08-13
CIK 912908

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

The number of shares of the registrant's common stock outstanding as of August 8, 1997 was 24,957,680.

                                  Page 1 of 29
                          Exhibit List on Page 22 of 29

                            FOAMEX INTERNATIONAL INC.

                                      INDEX
                                                                          Page

Part I.   Financial Information:

          Item 1.  Financial Statements

            Condensed Consolidated Statements of Operations - Thirteen
               Week and  Twenty-Six  Week Periods  Ended June 29, 1997
               and June 30, 1996                                            3

            Condensed Consolidated  Balance Sheets as of June 29, 1997
               and December 29, 1996                                        4

            Condensed   Consolidated   Statements   of  Cash  Flows  -
               Twenty-Six  Week  Periods  Ended June 29, 1997 and June
               30, 1996                                                     5

            Notes to Condensed Consolidated Financial Statements            6

          Item 2. Management's  Discussion and Analysis of Financial
               Condition and Results of Operations                         15

Part II.  Other Information                                                21

          Exhibit List                                                     22

          Signatures                                                       29

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                           13 Week Periods Ended         26 Week Periods Ended
                                          June 29,        June 30,      June 29,       June 30,
                                            1997            1996          1997           1996
                                                    (thousands except per share data)
NET SALES                                $ 239,887      $ 240,447      $ 469,007      $ 459,578

COST OF GOODS SOLD                         195,107        202,280        381,430        385,380
                                         ---------      ---------      ---------      ---------

GROSS PROFIT                                44,780         38,167         87,577         74,198

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                  16,100         13,752         32,087         27,722
                                         ---------      ---------      ---------      ---------

INCOME FROM OPERATIONS                      28,680         24,415         55,490         46,476

INTEREST AND DEBT ISSUANCE EXPENSE          13,474         13,045         27,442         25,948

OTHER INCOME, NET                              448            299          1,086            502
                                         ---------      ---------      ---------      ---------

INCOME FROM CONTINUING OPERATIONS
   BEFORE PROVISION FOR INCOME TAXES        15,654         11,669         29,134         21,030

PROVISION FOR INCOME TAXES                   6,184          5,064         11,528          8,582
                                         ---------      ---------      ---------      ---------

INCOME FROM CONTINUING OPERATIONS            9,470          6,605         17,606         12,448

LOSS FROM DISCONTINUED OPERATIONS,
   NET OF INCOME TAX BENEFITS                   --        (38,312)            --        (38,018)

EXTRAORDINARY LOSS ON EARLY
   EXTINGUISHMENT OF DEBT,
   NET OF INCOME TAXES                     (42,189)            --        (42,599)            --
                                         ---------      ---------      ---------      ---------

NET INCOME (LOSS)                        $ (32,719)     $ (31,707)     $ (24,993)     $ (25,570)
                                         =========      =========      =========      =========

EARNINGS (LOSS) PER SHARE:

CONTINUING OPERATIONS                    $    0.37      $    0.26      $    0.68      $    0.48
DISCONTINUED OPERATIONS                         --          (1.50)            --          (1.47)
EXTRAORDINARY LOSS                           (1.64)            --          (1.64)            --
                                         ---------      ---------      ---------      ---------
EARNINGS (LOSS) PER SHARE                $   (1.27)     $   (1.24)     $   (0.96)     $   (0.99)
                                         =========      =========      =========      =========

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                    25,755         25,619         25,908         25,784
                                         =========      =========      =========      =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS                                                                        June 29, 1997   December 29, 1996

CURRENT ASSETS:                                                                         (thousands)
      Cash and cash equivalents                                                 $   7,362         $  22,203
      Accounts receivable, net                                                    137,101           126,573
      Inventories                                                                 106,723           102,610
      Other current assets                                                         53,083            55,718
                                                                                ---------         ---------
          Total current assets                                                    304,269           307,104

PROPERTY, PLANT AND EQUIPMENT, NET                                                203,105           195,373

COST IN EXCESS OF ASSETS ACQUIRED, NET                                             81,232            82,471

DEBT ISSUANCE COSTS, NET                                                           18,428            18,628

DEFERRED INCOME TAXES                                                              24,111                --

OTHER ASSETS                                                                       16,280            16,270
                                                                                ---------         ---------

TOTAL ASSETS                                                                    $ 647,425         $ 619,846
                                                                                =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
      Short-term borrowings                                                     $   3,960         $   3,692
      Current portion of long-term debt                                             9,121            14,505
      Accounts payable                                                             78,905            84,930
      Accrued interest                                                              3,225             9,012
      Other accrued liabilities                                                    62,685            58,384
                                                                                ---------         ---------
          Total current liabilities                                               157,896           170,523
                                                                                ---------         ---------

LONG-TERM DEBT                                                                    547,348           483,344
                                                                                ---------         ---------

OTHER LIABILITIES                                                                  29,226            24,082
                                                                                ---------         ---------

COMMITMENTS AND CONTINGENCIES                                                          --                --
                                                                                ---------         ---------

STOCKHOLDERS' EQUITY (DEFICIT):
      Preferred Stock, par value $1.00 per share:
          Authorized 5,000,000 shares - none issued                                    --                --
      Common Stock, par value $.01 per share:
          Authorized 50,000,000 shares, Issued 26,908,680 and 26,753,262 shares, respectively; Outstanding 25,098,280 and 25,198,862
          shares, respectively                                                        269               267
      Additional paid-in capital                                                   85,743            84,579
      Retained earnings (accumulated deficit)                                    (146,653)         (120,174)
      Other                                                                        (9,481)           (9,312)
                                                                                ---------         ---------
                                                                                  (70,122)          (44,640)

      Common Stock held in treasury, at cost; 1,810,400 shares at
          June 29, 1997 and 1,554,400 Shares at December 29, 1996                 (16,923)          (13,463)
                                                                                ---------         ---------

          Total stockholders' equity (deficit)                                    (87,045)          (58,103)
                                                                                ---------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            $ 647,425         $ 619,846
                                                                                =========         =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                            26 Week Periods Ended
                                                                                          June 29,           June 30,
                                                                                            1997               1996
                                                                                                 (thousands)
OPERATING ACTIVITIES:
   Net income (loss)                                                                     $ (24,993)        $ (25,570)
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                                         10,815            11,322
      Amortization of debt issuance costs and debt discount                                  6,847             6,765
      Extraordinary loss                                                                    42,599                --
      Loss from discontinued operations                                                         --            38,018
      Other operating activities                                                              (565)             (581)
      Changes in operating assets and liabilities, net of discontinued operations          (38,334)          (15,559)
                                                                                         ---------         ---------

      Net cash provided by (used for) continuing operations                                 (3,631)           14,395
      Net cash provided by discontinued operations                                              --             7,588
                                                                                         ---------         ---------
      Net cash provided by (used for) operating activities                                  (3,631)           21,983
                                                                                         ---------         ---------

INVESTING ACTIVITIES:
   Capital expenditures                                                                    (16,432)           (7,798)
   Decrease in restricted cash                                                              12,143                --
   Other investing activities                                                                   35             1,399
   Discontinued operations investing activities                                                 --            (1,825)
                                                                                         ---------         ---------

      Net cash used for investing activities                                                (4,254)           (8,224)
                                                                                         ---------         ---------

FINANCING ACTIVITIES:
   Net proceeds from short-term borrowings                                                     256             1,968
   Proceeds from revolving loans                                                            49,000                --
   Proceeds from long-term debt                                                            453,500                --
   Repayments of long-term debt                                                           (450,026)           (4,721)
   Premiums and costs associated with debt extinguishment                                  (42,562)               --
   Debt issuance costs                                                                     (14,746)               --
   Purchase of treasury stock                                                               (1,890)           (4,861)
   Other financing activities                                                                 (488)                3
   Discontinued operations financing activities                                                 --            (7,028)
                                                                                         ---------         ---------

      Net cash used for financing activities                                                (6,956)          (14,639)
                                                                                         ---------         ---------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                                        (14,841)             (880)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                                   22,203             3,322
                                                                                         ---------         ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                                      $   7,362         $   2,442
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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       Foamex International Inc.'s (the "Company") condensed consolidated balance sheet as of December 29, 1996 has been condensed from the audited consolidated balance sheet at that date. The condensed consolidated balance sheet as of June 29, 1997, the condensed consolidated statements of operations for the thirteen week and twenty-six week periods ended June 29, 1997 and June 30, 1996 and the condensed consolidated statements of cash flows for the twenty-six week periods ended June 29, 1997 and June 30, 1996 have been prepared by the Company and have not been audited by the Company's independent accountants. Also, the condensed consolidated statements of operations for the thirteen week and twenty-six week periods ended June 30, 1996 and the condensed consolidated statement of cash flows for the twenty-six week period ended June 30, 1996 have been restated for discontinued operations (see Note 2 below). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows have been included.

       On June 12, 1997, the Company substantially completed a refinancing plan (the "Refinancing Plan") that included the refinancing of certain long-term indebtedness to reduce the Company's interest expense and improve financing flexibility. In connection with the Refinancing Plan, Foamex L.P. purchased approximately $342.3 million of aggregate principal amount of its public debt and approximately $116.7 million of aggregate principal amount of Foamex-JPS Automotive L.P.'s ("FJPS") senior secured discount debentures due 2004 (the "Discount Debentures") and repaid $5.2 million of term loan borrowings under its old credit facility. The Company incurred an extraordinary loss on the early extinguishment of debt associated with the Refinancing Plan of approximately $42.0 million (net of income taxes). (See Note 5 below for further discussion.) The Refinancing Plan was funded by $347.0 million of borrowings under a new $480.0 million credit facility (the "New Credit Facility") and the net proceeds from the issuance of $150.0 million of 9 7/8% senior subordinated notes due 2007.

       In addition, the Company intends to call for redemption on October 1, 1997 approximately $26.0 million of the approximately $30.0 million of outstanding public debt that was not tendered as part of the Refinancing Plan. The redemption is expected to be funded with borrowings under the New Credit Facility. In connection with this redemption, the Company expects to incur an extraordinary loss on the early extinguishment of debt of approximately $1.6 million (net of income taxes) in the fourth quarter of 1997.

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

2. DISCONTINUED OPERATIONS

       On December 11, 1996, the Company completed the sale of its partnership interests in JPS Automotive L.P. ("JPS Automotive") for a sale price of approximately $220.1 million including $200.1 million of JPS Automotive's indebtedness. The sale is subject to a post-closing adjustment which is expected to be finalized during 1997. The sale included the net assets of the automotive textiles business segment. During 1996, the Company sold the outstanding common stock of Perfect Fit Industries, Inc. ("Perfect Fit"), a wholly-owned subsidiary, for an adjusted sale price of approximately $44.2 million. The sale included the net assets of the home comfort products business segment.

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

                                                                   Thirteen Week       Twenty-Six Week
                                                                   Period Ended         Period Ended
                                                                   June 30, 1996 (1)   June 30, 1996 (1)
                                                                             (thousands)
       Net sales                                                      $107,684          $207,765
       Gross profit                                                     17,555            34,454
       Income from operations                                            8,130            16,476
       Interest and debt issuance expense                                6,841            13,804
       Loss on disposal of discontinued operations                     (39,297)          (39,297)
       Other expense                                                       759             1,068
       Loss from discontinued operations before
           provision for income taxes                                  (38,767)          (37,693)
       Provision (benefit) for income taxes                               (455)              325
       Loss from discontinued operations, net of income taxes          (38,312)          (38,018)

(1) The Company's discontinued operations includes the operations of Perfect Fit and JPS Automotive.

3. INVENTORIES

       The components of inventories consist of:

                                            June 29,        December 29,
                                              1997              1996
                                                   (thousands)
       Raw materials and supplies           $59,070           $61,559
       Work-in-process                       17,305            13,453
       Finished goods                        30,348            27,598
                                           --------          --------

       Total                               $106,723          $102,610
                                           ========          ========

4. EARNINGS (LOSS) PER SHARE

       Earnings (loss) per share is calculated by dividing net income by the weighted average shares of common stock outstanding. Common stock equivalents have been included in the weighted average shares of common stock outstanding for 1997 and 1996.

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (i) eliminating the

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


4. EARNINGS (LOSS) PER SHARE (continued)

presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (ii) eliminating the modified treasury stock method and the three percent materiality provision and (iii) revising the contingent share provisions and the supplemental EPS data requirements. Under the provisions of SFAS No.128, the Company would have reported the following net loss per share information:

                                                        13 Week Periods Ended           26 Week Periods Ended

                                                        June 29,         June 30,       June 29,        June 30,
                                                          1997              1996           1997            1996
                                                                     (thousands except per share data)

        Basic loss per share                           $  (1.29)     $  (1.25)      $  (0.99)        $  (1.00)
                                                       ========      ========       ========         ========
        Weighted average shares outstanding              25,298        25,388         25,304           25,553
                                                       ========      ========       ========         ========
        Fully diluted loss per share                   $  (1.26)     $  (1.24)      $  (0.96)        $  (1.00)
                                                       ========      ========       ========         ========
        Weighted average shares outstanding              25,872        25,667         26,128           25,694
                                                       ========      ========       ========         ========


5.     LONG-TERM DEBT

       Long-term debt consists of:

                                                                                  June 29,        December 29,
                                                                                    1997               1996
                                                                                          (thousands)
       9-7/8% senior subordinated notes due 2007 (1)                              $150,000          $     --
       Foamex L.P. term loans (7.95% interest rate
           at June 29, 1997) (2)                                                   298,000                --
       Foamex L.P. revolving loan (7.65% interest rate
           at June 29, 1997) (3)                                                    49,000                --
       9 1/2% senior secured notes due 2000 (4)                                      4,523           106,793
       11 1/4% senior notes due 2002 (4)                                             5,825           141,400
       11 7/8% senior subordinated debentures due 2004 (net of
           unamortized debt discount of $119 and $769) (4)                          20,224           125,056
       Senior secured discount debentures due 2004, Series B
           (net of unamortized debt discount of $35,864) (5)                            --            80,881
       11 7/8% senior subordinated debentures due 2004, Series B (6)                    45             7,000
       Industrial revenue bonds (7)                                                  7,000             7,000
       Foamex L.P. term loan (8.54% interest rate as of
           December 29, 1996) (7)                                                       --            11,000
       Subordinated note (net of debt discount of $1,047 and $1,198) (7)             5,968             5,817
       Other                                                                        15,884            12,902
                                                                                  --------          --------

                                                                                   556,469           497,849

       Less current portion                                                          9,121            14,505
                                                                                  --------          --------

       Long-term debt                                                             $547,348          $483,344
                                                                                  ========          ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


5. LONG-TERM DEBT (continued)

(1) Subsidiary debt of Foamex L.P. and Foamex Capital Corporation ("FCC") (together the "Issuers") and guaranteed by General Felt Industries, Inc. ("General Felt"), Foamex Fibers, Inc. ("Foamex Fibers") and all other current and future domestic subsidiaries of the Issuers.

(2) Subsidiary debt of Foamex L.P. and guaranteed by the Company, General Felt and Foamex Fibers.

(3) Subsidiary debt of Foamex L.P. and General Felt and guaranteed by the Company and Foamex Fibers.

(4)  Subsidiary debt of the Issuers and guaranteed by the Company and General
     Felt.

(5) Subsidiary debt of FJPS and Foamex-JPS Capital Corporation and guaranteed by the Company.

(6)  Subsidiary debt of the Issuers and guaranteed by General Felt.

(7)  Subsidiary debt of Foamex L.P.

        Term Loans and Revolving Loan

       On June 12, 1997, Foamex L.P. entered into the New Credit Facility with a group of banks that provides for term loans of up to $330.0 million which expire from June 2003 to June 2006 and up to $150.0 million under a revolving line of credit which expires in June 2003. In connection with the Refinancing Plan, Foamex L.P. entered into term loans of $298.0 million and borrowed $49.0 million under the revolving line of credit.

        The term loans are comprised of a (i) term A loan ("Term A") which provides up to $120.0 million of borrowings of which Foamex L.P. borrowed $88.0 million in connection with the Refinancing Plan, (ii) term B loan ("Term B") of $110.0 million and (iii) term C loan ("Term C") of $100.0 million. The remaining $32.0 million available under the Term A is restricted and can only be used by Foamex L.P. to retire its public debt not tendered in connection with the Refinancing Plan with such unused availability terminating June 15, 1998.

        Borrowings under the New Credit Facility are collateralized by substantially all of the assets of Foamex L.P., General Felt and Foamex Fibers on a pari passu basis with the 9 1/2% senior secured notes due 2000, the 11 1/4% senior notes due 2002 and the industrial revenue bonds (collectively, the "Notes"); however, the rights of the holders of the applicable issue of the Notes to receive payment upon the disposition of the collateral securing such issue of Notes has been preserved.

       Pursuant to the terms of the New Credit Facility, borrowed funds will bear interest at a floating rate equal to an applicable margin, as defined, plus the higher of (i) the base rate of The Bank of Nova Scotia, in effect from time to time, or (ii) a rate that is equal to 0.5% per annum plus the federal funds rate in effect from time to time. The applicable margin is determined by a calculation of the total net debt to EBDAIT ratio, as defined, and can range from no margin up to 1.125% per annum for Term A and revolving loans, from 0.875% per annum to 1.375% per annum for Term B and from 1.125% per annum to 1.625% per annum for Term C. At the option of Foamex L.P., portions of the outstanding loans under the New Credit Facility are convertible into LIBOR based loans which bear interest at a floating rate equal to an applicable margin for LIBOR based loans, as defined, plus the average LIBOR, as defined. The applicable margin for LIBOR based loans is a rate that will generally equal the applicable margin (discussed above) plus 1.0% per annum.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


5. LONG-TERM DEBT (continued)

        9 7/8% Senior Subordinated Notes due 2007 ("Senior Subordinated Notes")

        The Senior Subordinated Notes were issued by Foamex L.P. and FCC in a private placement under Rule 144A of the Securities Act of 1933, as amended, on June 12, 1997 in connection with the Refinancing Plan. The Senior Subordinated Notes bear interest at the rate of 9 7/8% per annum payable semiannually on each June 15 and December 15, commencing December 15, 1997. The Senior Subordinated Notes mature on June 15, 2007. The Senior Subordinated Notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 15, 2002, initially at 104.938% of their principal amount, plus accrued interest and liquidated damages, as defined, if any, thereon to the date of redemption and declining to 100.0% on or after June 15, 2005. In addition, at any time prior to June 15, 2000, Foamex L.P. may on one or more occasions redeem up to 35.0% of the initially outstanding principal amount of the Senior Subordinated Notes at a redemption price equal to 109.875% of the principal amount, plus accrued interest and liquidated damages, if any, thereon to the date of redemption with the cash proceeds of one or more Public Equity Offerings, as defined. Upon the occurrence of a change of control, as defined, each holder of Senior Subordinated Notes will have the right to require Foamex L.P. to repurchase the Senior Subordinated Notes at a price equal to 101.0% of the principal amount, plus accrued interest and liquidated damages, if any, to the date of redemption. The Senior Subordinated Notes are subordinated in right of payment to all senior indebtedness and are pari passu in right of payment to two issues of senior subordinated debentures due 2004 and the subordinated note. The Senior Subordinated Notes contain certain covenants that will limit, among other things, the ability of Foamex L.P. (i) to pay distributions or redeem partnership interests, (ii) to make certain restrictive payments or investments,
(iii) to incur additional indebtedness or issue Preferred Equity Interest, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets or (v) to enter into certain transactions with affiliates or related persons. The Senior Subordinated Notes are guaranteed by General Felt and Foamex Fibers and all other current and future domestic subsidiaries of the Issuers.

       Foamex L.P. and FCC have filed a registration statement relating to an exchange offer in which Foamex L.P. and FCC will offer to exchange the Senior Subordinated Notes issued in the private placement for new notes. The terms of the new notes will be substantially identical in all respects (including principal amount, interest rate, maturity and ranking) to the terms of the Senior Subordinated Notes, except that the new notes will be transferable by holders thereof without further registration under the Securities Act of 1933, as amended (except in the case of Senior Subordinated Notes held by affiliates of the Issuers and for certain other holders), and are not subject to any covenant regarding registration under the Securities Act of 1933, as amended. The exchange offer is expected to be consummated during the third quarter of 1997.

        Principal payments on the Company's long-term debt for the remainder of 1997 and for the next five years are as follows: 1997 - $4.6 million; 1998 - $12.7 million; 1999 - $21.6 million; 2000 - $32.1 million; 2001 - $32.0 million;
2002 - $33.5 million; and thereafter - $421.1 million.

        Early Extinguishment of Debt - Refinancing Plan

       In connection with the Refinancing Plan, the Company incurred an extraordinary loss on the early extinguishment of debt of approximately $42.0 million (net of income taxes of $25.7 million). The extraordinary loss is comprised of approximately $39.0 million for premium and consent fee payments, approximately $16.2 million for the write-off of debt issuance costs and debt discount, approximately $8.2 million for the loss associated with the effective termination and amendment of the interest rate swap agreements and approximately $4.3 million of professional fees and other costs. In connection with the Refinancing Plan, Foamex L.P. repaid $5.2 million in term loan borrowings under its old credit facility and purchased approximately $459.0 million of aggregate principal amount of public debt comprised of:

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


5. LONG-TERM DEBT (continued)

* $99.8 million of aggregate principal amount of its 9 1/2% senior secured notes due 2000 for an aggregate consideration of 104.193% of principal plus accrued interest, comprised of a tender price of 102.193% and a consent fee of 2.0%;

* $130.1 million of aggregate principal amount of its 11 1/4% senior notes due 2002 for an aggregate consideration of 105.709% of principal plus accrued interest, comprised of a tender price of 103.709% and a consent fee of 2.0%;

* $105.5 million of aggregate principal amount of its 11 7/8% senior subordinated debentures due 2004 for an aggregate consideration of 107.586% of principal plus accrued interest, comprised of a tender price of 105.586% and a consent fee of 2.0%;

* $6.9 million of aggregate principal amount of its 11 7/8% senior subordinated debentures, series B, due 2004 for an aggregate consideration of 107.586% of principal plus accrued interest, comprised of a tender price of 105.586% and a consent fee of 2.0%; and

* $116.7 million of aggregate principal amount of the Discount Debentures due 2004 for an aggregate consideration of 90.0% of principal amount, which represents approximately 116.2% of the accreted book value as of June 12, 1997, comprised of a tender price of 88.0% and a consent fee of 2.0%.

        In addition, the Company intends to call for redemption on October 1, 1997 approximately $26.0 million of the approximately $30.0 million of outstanding public debt that was not tendered as part of the Refinancing Plan. The redemption is expected to be funded with borrowings under the New Credit Facility. In connection with the redemption, the Company expects to incur an extraordinary loss on the early extinguishment of debt of approximately $1.6 million (net of income taxes) in the fourth quarter of 1997.

        Early Extinguishment of Debt - Other

       In addition, during 1997 the Company incurred extraordinary losses of approximately $0.6 million (net of income taxes of $0.4 million) associated with the early extinguishment of approximately $11.8 million of long-term debt funded with approximately $12.1 million of the remaining net proceeds from the sale of Perfect Fit. The extraordinary loss is comprised of approximately $0.4 million of premium payments and approximately $0.6 million for the write-off of debt issuance costs. The long-term debt was comprised of:

* $2.5 million of aggregate principal amount of its 9 1/2% senior secured notes due 2000.

*    $5.5 million of aggregate  principal amount of its 11 1/4% senior notes due
     2002.

*    Bank term loan borrowings of $3.8 million under its old credit facility.

        Interest Rate Swaps

        The Company uses derivative financial instruments to manage interest expense. All derivative financial instruments are classified as "held for purposes other than trading". The Company does not use derivatives for speculative purposes.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


5. LONG-TERM DEBT (continued)

        Interest rate swap agreements are used to manage interest expense by changing the interest rate characteristics of certain debt instruments to approximate current market conditions. The amended interest rate swap agreement matures in June 2007 which is consistent with the underlying debt. The differential paid or received on interest rate swap agreements is recognized on an accrual basis as an adjustment to interest and debt issuance expense. Gains and losses on terminated interest rate swap agreements are amortized and reflected in interest and debt issuance expense over the remaining term of the underlying debt.

        In connection with the Refinancing Plan, Foamex L.P.'s existing interest rate swap agreements with a notional amount of $300.0 million were considered to be effectively terminated since the underlying debt was extinguished. These interest rate swap agreements had an estimated fair value liability of $8.2 million  at  the  date  of  the  Refinancing  Plan  which  is  included  in  the extraordinary loss on the early extinguishment of debt. In lieu of a cash payment for the estimated fair value of the existing interest rate swap agreements, Foamex L.P. entered into an amendment of the existing interest rate swap agreements resulting in one interest rate swap agreement with a notional amount of $150.0 million through June 2007. Accordingly, the $8.2 million fair value liability has been recorded as a deferred credit which will be amortized as a reduction of interest and debt issuance expense on a straight-line basis over the life of the amended interest rate swap agreement. Under the amended interest rate swap agreement, Foamex L.P. is obligated to make fixed payments of 5.75% per annum through December 1997 and variable payments based on the higher of LIBOR at the beginning or the end of the period for the remainder of the agreement, in exchange for fixed payments by the swap partner at 6.44% per annum for the life of the agreement, payable semiannually in arrears. The amended interest rate swap agreement can be terminated by either party in June 2002, and annually thereafter, for a cash settlement based on the fair market value of the amended interest rate swap agreement. Interest and debt issuance expense is subject to fluctuations in LIBOR during the term of the swap agreement except during 1997. Foamex L.P. is exposed to credit loss in the event of nonperformance by the swap partner; however, the occurrence of this event is not anticipated. The effect of the interest rate swaps described above was a favorable adjustment to interest and debt issuance expense of $0.8 million and $1.1 million for the thirteen week periods ended June 29, 1997 and June 30, 1996, respectively, and $1.7 million and $1.9 million for the twenty-six week periods ended June 29, 1997 and June 30, 1996, respectively.

6. ENVIRONMENTAL MATTERS

        As of June 29, 1997, the Company has accruals of approximately $4.2 million for environmental matters. In addition, as of June 29, 1997, the Company has net receivables of approximately $1.0 million relating to indemnification for environmental liabilities, net of an allowance of approximately $1.0 million relating to potential disagreements regarding the scope of the indemnification. The Company believes that realization of the net receivables established for indemnification is probable.

        On May 5, 1997, there was an accidental chemical spill at one of the Company's manufacturing facilities that was contained on site. The Company is in the process of disposing of the contaminated soil which is estimated to cost approximately $0.4 million. The actual cost and the timetable for the clean-up of the site cannot be predicted with any degree of certainty at this time; therefore, there can be no assurance that the clean-up of the site will not result in a more significant environmental liability in the future.

        The Company has reported to appropriate state authorities that it has found soil and groundwater contamination in excess of state standards at four additional facilities and soil contamination in excess of state standards at three other facilities. The Company has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


6. ENVIRONMENTAL MATTERS (continued)

degree of certainty at this time. As of June 29, 1997, the Company has environmental accruals of approximately $3.0 million for the remaining potential remediation costs for these facilities based on engineering estimates.

        Federal regulations require that by 1998 all underground storage tanks ("USTs") be removed or upgraded in most states to meet applicable standards. The Company has six USTs that will require removal or permanent in-place closure by the end of 1998. Due to the age of these tanks, leakage may have occurred resulting in soil and possibly groundwater contamination. The Company has accrued approximately $0.3 million for the estimated removal and remediation, if any, associated with the USTs. However, the full extent of contamination and, accordingly, the actual cost of such remediation cannot be predicted with any degree of certainty at this time. The Company believes that its USTs do not pose a significant risk of environmental liability because of the Company's monitoring practices for USTs and conditional approval for permanent in-place closure for certain USTs. However, there can be no assurance that such USTs will not result in significant environmental liability in the future.

        The Company has been designated as a Potentially Responsible Party ("PRP") by the United States Environmental Protection Agency (the "EPA") with respect to thirteen sites, with an estimated total liability to the Company for the thirteen sites of less than approximately $0.5 million. Estimates of total clean-up costs and fractional allocations of liability are generally provided by the EPA or the committee of PRP's with respect to the specified site. In each case, the participation of the Company is considered to be immaterial.

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

7. LITIGATION

        As of August 8, 1997, Foamex L.P. and Trace International Holdings Inc. ("Trace Holdings") were two of multiple defendants in actions filed on behalf of approximately 5,000 persons in various United States federal and state courts and one Canadian provincial court by recipients of breast implants, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 700 residents of Australia and New Zealand. During 1995, Foamex L.P. and Trace Holdings were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final. Foamex L.P. believes that the number of suits and claimants may increase. Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from Foamex L.P. or Trace Holdings. Neither Foamex L.P. nor Trace Holdings recommended, authorized or approved the use of its foam for these purposes. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with the general counsel of Trace Holdings, management believes that the disposition of matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either Foamex L.P.'s or Trace Holdings' consolidated financial position or results of operations. In addition, Foamex L.P. is also indemnified by Trace Holdings for

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)



7. LITIGATION (continued)

any such liabilities relating to foam manufactured prior to the capitalization of Foamex L.P. in October 1990. Although Trace Holdings has paid Foamex L.P.'s litigation expenses, pursuant to such indemnification, and management believes Trace Holdings will be in a position to continue to pay such expenses, there can be no assurance that Trace Holdings will be able to continue to provide such indemnification. Based on information available at this time with respect to the potential liability, the Company believes that the proceedings should not ultimately result in any liability that would have a material adverse effect on the financial position or results of operations of the Company. If management's assessment of Foamex L.P.'s liability with respect to these actions is incorrect, such actions could have a material adverse effect on the Company.

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

8. RELATED PARTY TRANSACTION

        During June 1997, Foamex L.P. and Trace Foam Company, Inc. ("Trace Foam") amended their management services agreement to increase the annual fee from $1.75 million to $3.0 million, plus reimbursement of expenses incurred.

        On June 12, 1997, a promissory note issued to Foamex L.P. by Trace Holdings was amended. The amended promissory note is an extension of a promissory note of Trace Holdings that was due in July 1997. The aggregate principal amount of the amended promissory note was increased to approximately $4.9 million and the maturity of the promissory note was extended. The promissory note is due and payable on demand or, if no demand is made, on July 7, 2001, and bears interest at 2 3/8% plus three-month LIBOR, as defined, per annum payable quarterly in arrears. The promissory note is included in the other components of stockholders' equity (deficit).

        In connection with the Refinancing Plan, Foamex L.P. made a cash distribution of approximately $1.5 million to Trace Foam as a result of Foamex L.P.'s distribution to FJPS and FMXI, Inc. of the Discount Debentures, a note with a principal amount of approximately $56.2 million (net of approximately $20.6 million of original issue discount) due from FJPS and a promissory note in the aggregate principal amount of $2.0 million due from the Company. The distribution to Trace Foam reduced retained earnings (accumulated deficit) of the Company.

        On July 1, 1997, Trace Holdings issued to Foamex L.P. a promissory note for an aggregate principal amount of $5.0 million. The promissory note is due and payable on demand or, if no demand is made, on July 7, 2001, and bears interest at 2 3/8% plus three-month LIBOR, as defined, per annum payable quarterly in arrears commencing October 1, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The Company operates in the flexible polyurethane and advanced polymer foam products industry. The Company's operations are conducted through its largest subsidiary Foamex L.P., together with Foamex L.P.'s wholly-owned subsidiaries, General Felt, Foamex Fibers, Foamex Canada Inc., Foamex Latin America, Inc., and Foamex Asia, Inc. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto of the Company included in this report. Certain information in this report contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth on pages 3 and 4 of the Company's 1996 Annual Report on Form 10-K.

        On June 12, 1997, the Company substantially completed a refinancing plan (the "Refinancing Plan") which included the repurchase of $342.3 million of aggregate principal amount of Foamex L.P.'s public debt and $116.7 million of aggregate principal amount of FJPS's senior secured discount debentures due 2004 and the payment of $5.2 million of Foamex L.P. term loan borrowings under its old credit facility. The Company incurred an extraordinary loss on the early extinguishment of debt associated with the Refinancing Plan of approximately $42.0 million (net of income taxes of approximately $25.7 million). The Refinancing Plan was funded by $347.0 million of borrowings under a new $480.0 million credit facility (the "New Credit Facility") and the net proceeds from the issuance of $150.0 million principal amount of 9 7/8% senior subordinated notes due 2007. See Note 5 to the condensed consolidated financial statements for further discussion. As a result of the Refinancing Plan, the Company's total long-term debt increased $63.9 million to $556.5 million. However, the Company expects the Refinancing Plan to result in interest expense savings of approximately $3.5 million in the second half of 1997 as compared to the first half of 1997, and annualized interest expense savings of approximately $8.0 million, as compared to the debt structure prior to the Refinancing Plan, assuming no material changes in interest rates. The Company's future interest expense, and the ability to realize the expected savings in interest expense, will vary based on a variety of factors, including fluctuation in interest rates in general. As a result of the Refinancing Plan, variable rate debt comprises a larger percentage of the Company's overall indebtedness than in the past, and as a result, future fluctuations in interest rates will have a greater impact on the Company's interest expense than in the past.

        In addition, the Company intends to call for redemption on October 1, 1997 approximately $26.0 million of the approximately $30.0 million of outstanding public debt that was not tendered as part of the Refinancing Plan. The redemption is expected to be funded with borrowings under the New Credit Facility. In connection with this redemption, the Company expects to incur an extraordinary loss on the early extinguishment of debt of approximately $1.6 million (net of income taxes) in the fourth quarter of 1997.

        During July 1997, the Company announced the creation of a new senior management operating committee to simplify the Company's management and reporting structure and to position the Company to achieve its strategic goals which include: (i) to focus on its core flexible polyurethane operations in the automotive, carpet cushion, technical, cushioning and furniture markets (furniture sales were previously combined with cushioning sales), (ii) to maximize revenue growth by increasing market share in existing markets, introducing new and enhanced foam products with higher margins and pursuing international opportunities and (iii) to continue to lower its cost structure.

        The principle suppliers to the foam industry announced raw material cost increases effective April 1997. The impact of the raw material cost increases were not significant during the second quarter of 1997. However, the Company estimates an unfavorable impact for the raw material cost increases, net of sale price increases to customers of between $1.5 million to $3.0 million during the third quarter of 1997. There can be no assurance that chemical suppliers will not increase raw material costs in the future or that the Company will be able to implement selling price increases to offset any such raw material cost increases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        During 1996, the Company sold Perfect Fit and JPS Automotive which comprised the home comfort products and automotive textile business segments, respectively, of the Company. Accordingly, the accompanying condensed consolidated statements of operations for the thirteen week and twenty-six week periods ended June 30, 1996 and the condensed consolidated statement of cash flows for the twenty-six week period ended June 30, 1996 reflects the home comfort products and automotive textile business segments as discontinued operations. See Note 2 to the condensed consolidated financial statements for further discussion.

        Operating results for 1997 are expected to be influenced by various internal and external factors. These factors include, among other things, (i) continued implementation of the continuous improvement program to improve the Company's profitability, (ii) additional raw material cost increases, if any, by the Company's chemical suppliers, (iii) the Company's success in passing on to its customers selling price increases to recover such raw material cost increases, and (iv) fluctuations in interest rates.

13 Week Period Ended June 29, 1997 Compared to 13 Week Period Ended
June 30, 1996

Results of Operations

        Net sales for the second quarter of 1997 were $239.9 million as compared to $240.4 million in the second quarter of 1996, a decrease of $0.5 million or 0.2%. Carpet cushion products net sales for the second quarter of 1997 decreased 2.4% to $75.0 million from $76.8 million in the second quarter of 1996 primarily due to decreased net sales volume of certain carpet cushion products resulting from weak carpet sales and competitive pricing pressure resulting from an excess supply of trim foam, the primary component of rebond carpet cushion. Cushioning products net sales for the second quarter of 1997 increased 4.0% to $59.1 million from $56.8 million in the second quarter of 1996 primarily due to an increase in net sales from both new and existing customers of bedding related products. Furniture products net sales for the second quarter of 1997 of $26.9 million were consistent as compared to net sales of $26.7 million for the second quarter of 1996. Automotive products net sales for the second quarter of 1997 decreased 6.4% to $59.3 million from $63.3 million in the second quarter of 1996 primarily due to decreased net sales volume resulting from reduced production of car and light truck builds during the second quarter of 1997 and the labor strikes affecting North American automotive production at both Chrysler and General Motors plants. Technical products net sales for the second quarter of 1997 increased 16.4% to $19.6 million from $16.9 million in the second quarter of 1996 primarily due to increased net sales volume.

        Gross profit as a percentage of net sales increased to 18.7% for the second quarter of 1997 from 15.9% in the second quarter 1996 primarily due to improved material and production efficiencies and manufacturing cost containment which includes (i) favorable raw material efficiencies and (ii) an increased favorable impact of the 1995 restructuring and operational plans in the second quarter of 1997 as compared to the second quarter of 1996.

        Operating income increased to $28.7 million for the second quarter of 1997 from $24.4 million in the second quarter of 1996 primarily due to improved gross profit margins as discussed above, offset by a $2.3 million increase in selling, general and administrative expenses for the second quarter of 1997. The increase in selling, general and administrative expenses is primarily due to increases in employee compensation and incentives, research and development costs, and travel and promotion costs associated with the launching of new products and international expansion.

        Income from continuing operations increased to $9.5 million or $0.37 per share for the second quarter of 1997 as compared to $6.6 million or $0.26 per share in the second quarter of 1996. The increase is primarily due to the reasons cited above, offset by an increase in interest and debt issuance expense of $0.4 million. The increase in interest and debt issuance expense is primarily due to the inclusion in the second quarter of 1997 continuing operations of interest expense on $10.4 million of public debt which was expected to be retired with the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

net proceeds from the sale of JPS Automotive; whereas for the second quarter of 1996, this interest expense was allocated to discontinued operations and a decrease in the favorable impact from the interest rate swap agreements in the second quarter of 1997 as compared to the second quarter of 1996. Loss from discontinued operations in the second quarter of 1996 represents the loss on disposal of Perfect Fit and the operating income of Perfect Fit and JPS Automotive which were sold during 1996. See Note 2 to the condensed consolidated financial statements for further discussion. The effective income tax rate for continuing operations decreased to 39.5% for the second quarter of 1997 from 43.4% in the second quarter of 1996 primarily due to the reduction in permanent differences and a slight decrease in the effective state income tax rate.

        The extraordinary loss on early extinguishment of debt of approximately $42.2 million (net of income taxes of approximately $25.9 million) relates to premium and consent fee payments, the write-off of debt issuance costs and other charges associated with the early extinguishment of approximately $468.0 million of aggregate principal amount of debt in connection with the Refinancing Plan and other debt extinguishment. See Note 5 to condensed consolidated financial statements for further discussion.

26 Week Period Ended June 29, 1997 Compared to 26 Week Period Ended
June 30, 1996

Results of Operations

        Net sales for 1997 were $469.0 million as compared to $459.6 million in 1996, an increase of $9.4 million or 2.1%. Carpet cushion products net sales for 1997 increased 1.8% to $142.9 million from $140.3 million in 1996 primarily due to increased net sales during the first quarter of 1997 which resulted from the effect of increased selling prices that were initiated late in the second quarter of 1996 as well as increased shipments of certain carpet cushion products offset by increased competitive pricing pressure during the second quarter of 1997 as compared to 1996. Cushioning products net sales for 1997 increased 3.9% to $115.4 million from $111.1 million in 1996 primarily due to an increase in net sales from both new and existing customers of bedding related products. Furniture products net sales for 1997 of $54.5 million were consistent as compared to net sales of $54.9 million for 1996. Automotive products net sales for 1997 of $119.0 million were consistent with net sales of $119.3 million in 1996 primarily due to increased selling prices implemented during the first quarter of 1996 offset by reduced net sales volume in 1997 as compared to 1996 due to the decreased net sales volume resulting from reduced production of car and light truck builds and the labor strikes at both Chrysler and General Motors plants. Technical products net sales for 1997 increased 9.2% to $37.1 million from $34.0 million in 1996 primarily due to increased net sales volume.

        Gross profit as a percentage of net sales increased to 18.7% for 1997 from 16.1% in 1996 primarily due to selling price increases, improved material and production efficiencies and manufacturing cost containment which includes
(i) the impact during 1997 of the selling prices initiated in 1996 to offset previous raw material cost increases, (ii) favorable raw material efficiencies and (iii) an increased favorable impact of the 1995 restructuring and operational plan in 1997 as compared to 1996.

        Operating income increased to $55.5 million for 1997 from $46.5 million in 1996 primarily due to improved gross profit margins as discussed above, offset by a $4.4 million increase in selling, general and administrative expenses for 1997. The increase in selling, general and administrative expenses is primarily due to increases in employee compensation and incentives, research and development costs, and travel and promotion costs associated with the launching of new products and international expansion.

        Income from continuing operations increased to $29.1 million or $0.68 per share for 1997 as compared to $21.0 million or $0.48 per share in 1996. The increase is primarily due to the reasons cited above, offset by an increase in interest and debt issuance expense of $1.5 million. The increase in interest and debt issuance expense

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

is primarily due to the inclusion in 1997 continuing operations of interest expense on $10.4 million of public debt which was expected to be retired with the net proceeds from the sale of JPS Automotive; whereas for 1996, this interest expense was allocated to discontinued operations. Loss from discontinued operations for 1996 represents the loss on disposal of Perfect Fit and the operating income of Perfect Fit and JPS Automotive which were sold during 1996. See Note 2 to the condensed consolidated financial statements for further discussion. The effective income tax rate for continuing operations decreased to 39.6% for 1997 from 40.8% in 1996 primarily due to a reduction in permanent differences and a slight decrease in the effective state income tax rate.

       The extraordinary loss on early extinguishment of debt of approximately $42.6 million (net of income taxes of approximately $26.1 million) relates to premium and consent fee payments, the write-off of debt issuance costs associated with the early extinguishment of approximately $476.0 million of aggregate principal amount of debt in connection with the Refinancing Plan and other debt extinguishment during 1997. See Note 5 to the condensed consolidated financial statements for further discussion.

Liquidity and Capital Resources

       Liquidity and Capital Resources

       The Company's operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures. The Company believes that cash flow from operating activities, cash on hand and periodic borrowings under revolving credit agreements, if necessary, will be adequate to meet its operating cash requirements. The ability to meet operating cash requirements could be impaired if Foamex L.P. were to fail to comply with any of the covenants contained in its credit agreements or indentures and such noncompliance was not cured by Foamex L.P. or waived by the lenders or bondholders. Foamex L.P. was in compliance with such covenants as of June 29, 1997 and expects to be in compliance with such covenants for the foreseeable future. The ability of Foamex L.P. to make distributions to the Company is restricted by the terms of its existing financing agreements.

       Cash and cash equivalents decreased $14.8 million during 1997 to $7.4 million at June 29, 1997 from $22.2 million at December 29, 1996 primarily due to $16.4 million of cash used for capital expenditures, $3.6 million of net cash used for operating activities and $1.9 million cash used for the purchase of treasury stock offset by $6.1 million of cash provided from financing activities after considering the decrease in restricted cash and $1.0 million of cash provided by the exercise of stock options. The $6.1 million of cash provided by financing activities consisted of proceeds from long-term debt, revolving loan and short-term borrowings of $502.8 million and the decrease of restricted cash of $12.1 million, offset by the repayment of long-term debt of $450.0 million, and cash used for debt issuance costs of $14.7 million and premium and consent fee payments and other cash charges associated with the Refinancing Plan and other debt extinguishment of $44.1 million. Cash flow from continuing operating activities decreased $18.0 million to a use of $3.6 million of cash for 1997 as compared to cash provided of $14.4 million for 1996. Cash flow from continuing operating activities decreased for 1997 as compared to 1996 primarily due to the use of cash for operating assets offset by an increase of $5.2 million in income from continuing operations.

       Working capital increased $9.8 million for 1997 to $146.4 million at June 29, 1997 from $136.6 million at December 29, 1996. The increase in working capital is primarily due to improved operating results from continuing operations. The net operating assets and liabilities (comprised of accounts receivable, inventories and accounts payable) increased $20.6 million to $164.9 million at June 29, 1997 from $144.3 million at December 29, 1996 primarily due to increases in accounts receivable and inventories and a decrease in accounts payable. The increase in accounts receivable is primarily due to an increase in net sales for June 1997 as compared to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

December 1996. The increase in inventories is due to increased sales during 1997. The decrease is account payable is due to the timing of payments.

       During 1997, the Company spent approximately $16.4 million on capital expenditures and expects to maintain or reduce spending for capital expenditures for the foreseeable future since significant capital projects (e.g.
the new Mexico City facility) are expected to be completed during 1997.

       As of June 29, 1997, there was approximately $49.0 million outstanding of revolving credit borrowings under the New Credit Facility with unused availability of approximately $84.9 million. Borrowings by Foamex Canada Inc. as of June 29, 1997 were approximately $3.5 million under a revolving credit agreement with unused availability of approximately $1.0 million. Borrowings by Foamex Latin America, Inc. as of June 29, 1997 were approximately $0.5 million under a revolving credit agreement with unused availability of approximately $1.5 million.

       Interest Rate Swaps

       In connection with the Refinancing Plan, Foamex L.P.'s existing interest rate swap agreements with a notional amount of $300.0 million were considered to be effectively terminated since the underlying debt was extinguished. These interest rate swap agreements had an estimated fair value liability of $8.2 million  at  the  date  of  the  Refinancing  Plan  which  is  included  in  the extraordinary loss on the early extinguishment of debt. In lieu of a cash payment for the estimated fair value of the existing interest rate swap agreement, Foamex L.P. entered into an amendment of the existing interest rate swap agreements resulting in one interest rate swap agreement with a notional amount of $150.0 million through June 2007. Accordingly, the $8.2 million fair value liability has been recorded as a deferred credit which will be amortized as a reduction of interest and debt issuance expense on a straight-line basis over the life of the amended interest rate swap agreement. Under the amended interest rate swap agreement, Foamex L.P. is obligated to make fixed payments of 5.75% per annum through December 1997 and variable payments based on the higher of LIBOR at the beginning or the end of the period for the remainder of the agreement, in exchange for fixed payments by the swap partner at 6.44% per annum for the life of the agreement, payable semiannually in arrears. The amended interest rate swap agreement can be terminated by either party in June 2002, and annually thereafter, for a cash settlement based on the fair market value of the amended interest rate swap agreement. Interest and debt issuance expense is subject to fluctuations in LIBOR during the term of the swap agreement except during 1997. Foamex L.P. is exposed to credit loss in the event of nonperformance by the swap partner; however, the occurrence of this event is not anticipated. The effect of the interest rate swaps described above was a favorable adjustment to interest and debt issuance expense of $0.8 million and $1.1 million for the thirteen week periods ended June 29, 1997 and June 30, 1996, respectively, and $1.7 million and $1.9 million for the twenty-six week periods ended June 29, 1997 and June 30, 1996, respectively.

       Environmental Matters

       The Company is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with the Company's compliance with such laws and regulations have not had a material adverse effect on its operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by the Company in connection with environmental matters as of June 29, 1997 was approximately $4.2 million. In addition, as of June 29, 1997 the Company has net receivables of approximately $1.0 million for indemnification of environmental liabilities from former owners, net of a $1.0 million allowance relating to potential disagreements regarding the scope of the indemnification. Although it is possible that new information or future developments could require the Company to reassess its potential exposure to all pending environmental matters, including those described in the footnotes to the Company's condensed consolidated financial statements,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Inflation and Other Matters

       There was no significant impact on the Company's operations as a result of inflation for the periods presented. In some circumstances, market conditions or customer expectations may prevent the Company from increasing the price of its products to offset the inflationary pressures that may increase its costs in the future. Effective in January 1997, the Company's operations in Mexico became subject to highly inflationary accounting for financial reporting purposes. Translation adjustments resulting from fluctuations in the exchange rate between the Mexican Peso and the U.S. dollar are included in the Company's consolidated statement of operations as compared to stockholders' equity (deficit). The affect of translation adjustments on the 1997 results of operations have been insignificant.

       The Company's automotive products customers are predominantly automotive original equipment manufacturers or other automotive suppliers. As such, the sales of these product lines are directly related to the overall level of passenger car and light truck production in North America. Also, the Company's sales are sensitive to sales of new and existing homes, changes in personal disposable income and seasonality. The Company typically experiences two seasonally slow periods during each year, in early July and in late December, due to scheduled plant shutdowns and holidays.

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (i) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (ii) eliminating the modified treasury stock method and the three percent materiality provision and (iii) revising the contingent share provisions and the supplemental EPS data requirements. Under the provisions of SFAS No. 128, the Company would have reported the following net loss earnings per share information:

                                        13 Week Periods Ended    26 Week Periods Ended

                                        June 29,     June 30,    June 29,      June 30,
                                         1997         1996        1997          1996
                                                (thousands except per share data)
Basic loss per share                     $(1.29)     $(1.25)     $(0.99)        $(1.00)
                                         ======      ======      ======         ======
Weighted average shares outstanding      25,298      25,388      25,304         25,553
                                         ======      ======      ======         ======
Fully diluted loss per share             $(1.26)     $(1.24)     $(0.96)        $(1.00)
                                         ======      ======      ======         ======
Weighted average shares outstanding      25,872      25,667      26,128         25,694
                                         ======      ======      ======         ======

Part II - Other Information

Item 1.    Legal Proceedings

           Reference is made to the description of the legal proceedings contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996 and in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1997.

           The information from Notes 6 and 7 of the condensed consolidated financial statements of the Company as of June 29, 1997 (unaudited) is incorporated herein by reference.

Item 2.    Changes in Securities

           As part of the Refinancing Plan, Foamex L.P. solicited the consent of holders of the 9 1/2% senior secured notes due 2000, 11 1/4% senior notes due 2002, 11 7/8% senior subordinated debentures due 2004, 11 7/8% senior subordinated debentures due 2004, series B, and FJPS senior secured discount debentures due 2004 ("Discount Debentures") (collectively, the "Notes") to certain proposed amendments to the indentures (collectively, the "Indentures") governing each issue of Notes (the "Proposed Amendments"). The Proposed Amendments became effective upon consummation of the Refinancing Plan on June 12, 1997 (except in the case of the Proposed Amendments for the Discount Debentures, as all of the outstanding Discount Debentures were purchased on such date), and (i) eliminated substantially all restrictive covenants in the Indentures with respect to each issue of Notes, (ii) eliminated all events of default in the Indentures, other than nonpayment of principal of, interest on, or redemption payment with respect to, the Notes and certain bankruptcy events, (iii) removed certain obligations in connection with the defeasance of the Notes, and (iv) with respect to the 11 1/4% senior notes due 2002 and 9 1/2% senior secured notes due 2000 provided for the granting of pari passu liens in the collateral for such Notes with payment priority preserved for the holders of the Notes.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders.

           a) The  Company's   Annual  Meeting  of  Stockholders   (the  "Annual
              Meeting") was held on May 22, 1997.

           b) Proxies  for  the  Annual  Meeting  were  solicited   pursuant  to
              Regulation 14 under the Securities Exchange Act of 1934, as amended. There were no solicitations in opposition to management's nominees listed in the proxy statement. All of the nominees listed in the proxy statement were elected.

           c) The following matters were voted upon at the Annual Meeting:

           1) The election of seven directors. The number of votes cast for and withheld for each such nominee was as set forth below:

              Nominees                    For            Withheld
              Salvatore J. Bonanno     20,663,255        262,141
              Marshall S. Cogan        20,663,255        262,141
              Etienne Davignon         20,663,255        262,141
              Andrea Farace            20,663,255        262,141
              Robert J. Hay            20,663,255        262,141
              Stuart J. Hershon        20,663,255        262,141
              John V. Tunney           20,663,255        262,141

           2) Ratification   of  Coopers  &  Lybrand  L.L.P.  as  the  Company's
              independent accountants for the year ending December 28, 1997. The votes were as follows:

                    For                   Against                  Abstain
                 20,904,701                7,275                    13,420

           d) As part of the Refinancing Plan, Foamex L.P. solicited the consent of holders of Notes to the Proposed Amendments. See Part II, Item 2 above. The vote on the Proposed Amendments was conducted based on the outstanding principal amount of the Notes and was as follows:

                Issue of Notes                                For             Against         Abstain
                9 1/2% senior secured notes due 2000     $ 99,770,000            $0              $0

                11 1/4% senior notes due 2002            $130,085,000            $0              $0

                11 7/8% senior subordinated
                   debentures due 2004                   $105,482,000            $0              $0

                11 7/8% senior subordinated
                   discount debentures due 2004          $  6,955,000            $0              $0

                Discount Debentures                      $116,745,000            $0              $0

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits:
3.1(a)              -    Certificate of Limited Partnership of Foamex L.P.
3.2.1(a)            -    Fourth  Amended  and  Restated   Agreement  of  Limited
                         Partnership  of Foamex  L.P.,  dated as of December 14,
                         1993,  by and among  FMXI and Trace  Foam,  as  general
                         partners,  and  Foamex  International,   as  a  limited
                         partner (the "Partnership Agreement").
3.2.2(b)            -    First  Amendment to the  Partnership  Agreement,  dated
                         June 28, 1994.
3.3(a)              -    Certificate of Incorporation of FMXI.
3.4(a)              -    By-laws of FMXI.
3.5(k)              -    Certificate   of   Incorporation   of  Foamex   Capital
                         Corporation.
3.6(k)              -    By-laws of Foamex Capital Corporation.
3.7(g)              -    Certificate   of    Incorporation   of   General   Felt
                         Industries, Inc.
3.8(g)              -    By-laws of General Felt Industries, Inc.
3.9(q)              -    Certificate of Incorporation of Foamex Fibers, Inc.

3.10(q)             -    By-laws of Foamex Fibers, Inc.
4.1.1(d)            -    Indenture,  dated as of June  12,  1997,  by and  among
                         Foamex L.P., Foamex Capital Corporation, the Subsidiary
                         Guarantors  and  The  Bank  of New  York,  as  Trustee,
                         relating  to  $150,000,000  principal  amount of 9 7/8%
                         Senior Subordinated Notes due 2007,  including the form
                         of Senior Subordinated Note and Subsidiary Guarantee.
4.1.2(d)            -    Registration  Rights  Agreement,  dated  as of June 12,
                         1997,  by  and  among  Foamex  L.P.,   Foamex   Capital
                         Corporation,  General  Felt  Industries,  Inc.,  Foamex
                         Fibers, Inc. and all future direct or indirect domestic
                         subsidiaries   of  Foamex   L.P.   or  Foamex   Capital
                         Corporation,   and   Donaldson,   Lufkin   &   Jenrette
                         Securities  Corporation,   Salomon  Brothers  Inc.  and
                         Scotia Capital Markets, as Initial Purchasers.
4.2.1(e)            -    Indenture,  dated as of June 3, 1993, among Foamex L.P.
                         and Foamex  Capital  Corporation,  as joint and several
                         obligors, General Felt Industries,  Inc., as Guarantor,
                         and Shawmut Bank, National Association ("Shawmut"),  as
                         trustee, relating to $160,000,000 principal amount of 9
                         1/2% Senior Secured Notes due 2000,  including the form
                         of Senior Secured Notes.
4.2.2(a)            -    First Supplemental Indenture,  dated as of November 18,
                         1993, among Foamex  International  and FCC, as Issuers,
                         General  Felt  and  Perfect  Fit,  as  Guarantors   and
                         Shawmut,  as trustee,  relating  to the Senior  Secured
                         Notes.
4.2.3(a)            -    Second Supplemental Indenture, dated as of December 14,
                         1993,  among  Foamex L.P.  and FCC, as Issuers,  Foamex
                         International,   General   Felt  and  Perfect  Fit,  as
                         Guarantors  and  Shawmut,  as trustee,  relating to the
                         Senior Secured Notes.
4.2.4(f)            -    Third  Supplemental  Indenture,  dated as of  August 1,
                         1996,  by and among  Foamex  L.P.  and FCC, as Issuers,
                         Foamex  International,  as  parent  guarantor,  General
                         Felt,  as  guarantor,   Perfect  Fit,  as   withdrawing
                         guarantor,   and  Fleet  National  Bank  ("Fleet"),  as
                         trustee, relating to the Senior Secured Notes.
4.2.5(c)            -    Fourth  Supplemental  Indenture,  dated  as of May  28,
                         1997, by and among Foamex and FCC, as Issuers,  FII, as
                         Parent  Guarantor,  General  Felt,  as  Guarantor,  and
                         Fleet, as trustee.
4.2.6(e)            -    Company Pledge Agreement,  dated as of June 3, 1993, by
                         Foamex  L.P.  in favor of  Shawmut,  as trustee for the
                         holders of the Senior Secured Notes.
4.2.7(q)            -    Amendment  No.  1  to  Company   (Foamex  L.P.)  Pledge
                         Agreement, dated June 12, 1997.
4.2.8(e)            -    Company Pledge Agreement,  dated as of June 3, 1993, by
                         FCC in favor of Shawmut,  as trustee for the holders of
                         the Senior Secured Notes.
4.2.9(q)            -    Amendment  No. 1 to  Company  (FCC)  Pledge  Agreement,
                         dated June 12, 1997.
4.2.10(e)           -    Subsidiary Pledge Agreement,  dated as of June 3, 1993,
                         by General Felt in favor of Shawmut, as trustee for the
                         holders of the Senior Secured Notes.
4.2.11(q)           -    Amendment No. 1 to Subsidiary  (GFI) Pledge  Agreement,
                         dated June 12, 1997.
4.2.12(e)           -    Company Security  Agreement,  dated as of June 3, 1993,
                         by Foamex L.P. and FCC in favor of Shawmut,  as trustee
                         for the holders of the Senior Secured Notes.
4.2.13(q)           -    Amendment No. 1 to Company  Security  Agreement,  dated
                         June 12, 1997 (Foamex L.P. and FCC).
4.2.14(e)           -    Subsidiary  Security  Agreement,  dated  as of  June 3,
                         1993,  by General Felt in favor of Shawmut,  as trustee
                         for the holders of the Senior Secured Notes.
4.2.15(q)           -    Amendment No. 1 to Subsidiary Security Agreement, dated
                         June 12, 1997 (General Felt).
4.2.16(e)           -    Collateral Assignment of Patents and Trademarks,  dated
                         as of June 3, 1993, by Foamex L.P. in favor of Shawmut,
                         as trustee for the holders of the Senior Secured Notes.
4.2.17(q)           -    Amendment No. 1 to Collateral Assignment of Patents and
                         Trademarks (Foamex L.P.), dated June 12, 1997.
4.2.18(e)           -    Collateral Assignment of Patents and Trademarks,  dated
                         as of June 3,  1993,  by FCC in  favor of  Shawmut,  as
                         trustee for the holders of the Senior Secured Notes.
4.2.19(q)           -    Amendment No. 1 to Collateral Assignment of Patents and
                         Trademarks (FCC), dated June 12, 1997.
4.2.20(e)           -    Collateral Assignment of Patents and Trademarks,  dated
                         as of June 3, 1993, by General Felt in favor of Shawmut, as trustee for the holders of the Senior
                         Secured Notes.

4.2.21(q)           -    Amendment No.1 to Collateral  Assignment of Patents and
                         Trademarks (GFI), dated June 12, 1997.
4.2.22(q)           -    Amended and Restated Receivables Security Agreement, by
                         and among Fleet National  Bank,  Citicorp USA, Inc. and
                         The Bank of Nova Scotia, dated as of June 12, 1997.
4.2.23(q)           -    Intercreditor  Agreement  by and among  Fleet  National
                         Bank, Citicorp,  USA, Inc. and the Bank of Nova Scotia,
                         dated as of June 12, 1997 (re: Senior Secured Notes).
4.3.1(g)            -    Indenture,  dated as of October 13, 1992,  among Foamex
                         L.P.,  FCC,  and  The  Connecticut  National  Bank,  as
                         trustee,  relating to $150,000,000  principal amount of
                         113% Senior  Notes due 2002,  including  form of Senior
                         Note.
4.3.2(h)            -    First  Supplemental  Indenture,  dated as of March  23,
                         1993,  among  Foamex L.P. and FCC, as joint and several
                         obligors,  General Felt, as Guarantor, and Shawmut Bank
                         Connecticut,   National   Association   (formerly   The
                         Connecticut National Bank ("Shawmut Connecticut")),  as
                         trustee, relating to the Senior Notes.
4.3.3(a)            -    Second Supplemental Indenture, dated as of November 18,
                         1993,  among Foamex L.P.  and FCC, as Issuers,  General
                         Felt  and  Perfect  Fit,  as  Guarantors   and  Shawmut
                         Connecticut, as trustee, relating to the Senior Notes.
4.3.4(a)            -    Third Supplemental Indenture,  dated as of December 14,
                         1993,  among  Foamex L.P.  and FCC, as Issuers,  Foamex
                         International,   General   Felt  and  Perfect  Fit,  as
                         Guarantors   and  Shawmut   Connecticut,   as  trustee,
                         relating to the Senior Notes.
4.3.5(i)            -    Fourth Supplemental Indenture,  dated as of October 31,
                         1994,  among  Foamex L.P.  and FCC as  Issuers,  Foamex
                         International  as Parent  Guarantor,  General  Felt and
                         Perfect Fit, as Guarantors and Shawmut Connecticut,  as
                         Trustee, relating to the Senior Notes.
4.3.6(j)            -    Fifth  Supplemental  Indenture,  dated as of  August 1,
                         1996,  by and among  Foamex  L.P.  and FCC, as issuers,
                         Foamex International as Parent Guarantor, General Felt,
                         as guarantors,  Perfect Fit, as withdrawing  guarantor,
                         and Fleet  National  Bank, as trustee,  relating to the
                         Senior Notes.
4.3.7(c)            -    Sixth Supplemental Indenture, dated as of May 28, 1997,
                         by  and  among  Foamex  and  FCC,  as  Issuers,  Foamex
                         International,  as Parent Guarantor, GFI, as Guarantor,
                         and Fleet, as Trustee.
4.3.8(q)            -    Intercreditor  Agreement  by and among  Fleet  National
                         Bank,  Citicorp  USA, Inc. and The Bank of Nova Scotia,
                         dated as of June 12, 1997 (re: Senior Notes).
4.4.1(g)            -    Indenture,  dated as of October 13, 1992,  among Foamex
                         L.P.,  FCC,  and  Shawmut,  as  trustee,   relating  to
                         $126,000,000    principal   amount   of   117/8% Senior
                         Subordinated  Debentures  due 2004,  including  form of
                         Senior Subordinated Debenture.
4.4.2(h)            -    First  Supplemental  Indenture,  dated as of March  23,
                         1993,  among  Foamex L.P. and FCC, as joint and several
                         obligors,  General Felt, as Guarantor,  and Shawmut, as
                         trustee,    relating   to   the   Senior   Subordinated
                         Debentures.
4.4.3(a)            -    Second Supplemental Indenture, dated as of November 18,
                         1993,  among Foamex L.P.  and FCC, as Issuers,  General
                         Felt and Perfect Fit, as  Guarantors  and  Shawmut,  as
                         trustee,    relating   to   the   Senior   Subordinated
                         Debentures.
4.4.4(e)            -    Third Supplemental Indenture,  dated as of December 14,
                         1993,  among  Foamex L.P.  and FCC, as Issuers,  Foamex
                         International,   General   Felt  and  Perfect  Fit,  as
                         Guarantors  and  Shawmut,  as trustee,  relating to the
                         Senior Subordinated Debentures.
4.4.5(j)            -    Fourth  Supplemental  Indenture,  dated as of August 1,
                         1996,  among  Foamex L.P.  and FCC, as Issuers,  Foamex
                         International,  as Parent  Guarantor,  General Felt, as
                         Guarantor,  Perfect Fit, as withdrawing guarantor,  and
                         Fleet, as trustee,  relating to the Senior Subordinated
                         Debentures.
4.4.6(c)            -    Fifth Supplemental Indenture, dated as of May 29, 1997,
                         by  and  among  Foamex  and  FCC,  as  Issuers,  Foamex
                         International,  as Parent  Guarantor,  General Felt, as
                         Guarantor, and Fleet, as Trustee.
4.5(d)              -    Credit  Agreement,  dated as of June 12,  1997,  by and
                         among Foamex L.P., General Felt Industries, Inc., Trace
                         Foam Company,  Inc., FMXI, Inc., the institutions  from
                         time to time party thereto as lenders, the institutions
                         from time to time party thereto as issuing  banks,  and
                         Citicorp  USA  Inc.  and The  Bank of Nova  Scotia,  as
                         Administrative Agents.
4.6(j)              -    Commitment letter, dated July 9, 1996, from The Bank of
                         Nova Scotia to Foamex Canada Inc.
4.7(a)              -    Subordinated  Promissory Note, dated as of May 6, 1993,
                         in the original principal amount of $7,014,864 executed
                         by Foamex L.P. to John Rallis ("Rallis").
4.8(a)              -    Marely Loan Commitment Agreement,  dated as of December
                         14,  1993,  by and  between  Foamex  International  and
                         Marely s.a. ("Marely").
4.9(a)              -    DLJ Loan Commitment Agreement, dated as of December 14,
                         1993,  by and  between  Foamex  International  and  DLJ
                         Funding, Inc. ("DLJ Funding").
4.10(q)             -    Promissory  Note, dated June 12, 1997, in the aggregate
                         principal  amount  of  $5,000,000,  executed  by  Trace
                         Holdings to Foamex L.P.
4.10.1(q)           -    Promissory  Note, dated June 12, 1997, in the aggregate
                         principal  amount  of  $4,794,828,  executed  by  Trace
                         Holdings to Foamex L.P.
10.1.1(q)           -    Amendment  to  Master  Agreement,  dated  as of June 5,
                         1997, between Citibank, N.A. and Foamex.
10.1.2(q)           -    Amended  confirmation,  dated  as  of  June  13,  1997,
                         between Citibank, N.A. and Foamex.
10.2(h)             -    Reimbursement  Agreement,  dated as of March 23,  1993,
                         between Trace Holdings and General Felt.
10.3(h)             -    Shareholder  Agreement,  dated December 31, 1992, among
                         Recticel,  s.a.  ("Recticel"),  Recticel  Holding Noord
                         B.V., Foamex L.P., Beamech Group Limited,  LME-Beamech,
                         Inc., James Brian Blackell,  and Prefoam AG relating to
                         foam technology sharing arrangement.
10.4.1(k)           -    Asset Transfer Agreement,  dated as of October 2, 1990,
                         between Trace  Holdings and the Foamex L.P. (the "Trace
                         Holdings Asset Transfer Agreement").
10.4.2(k)           -    First Amendment,  dated as of December 19, 1991, to the
                         Trace Holdings Asset Transfer Agreement.
10.4.3(k)           -    Amended and Restated Guaranty, dated as of December 19,
                         1991, made by Trace Foam in favor of Foamex L.P.
10.5.1(k)           -    Asset Transfer Agreement,  dated as of October 2, 1990,
                         between  RFC and Foamex L.P.  (the "RFC Asset  Transfer
                         Agreement").
10.5.2(k)           -    First Amendment,  dated as of December 19, 1991, to the
                         RFC Asset Transfer Agreement.
10.5.3(k)           -    Schedule 5.03 to the RFC Asset Transfer  Agreement (the
                         "5.03 Protocol").
10.5.4(h)           -    The 5.03  Protocol  Assumption  Agreement,  dated as of
                         October 13, 1992, between RFC and Foamex L.P.
10.5.5(h)           -    Letter  Agreement  between Trace  Holdings and Recticel
                         regarding the Recticel  Guaranty,  dated as of July 22,
                         1992.
10.6(l)             -    Supply Agreement,  dated June 28, 1994,  between Foamex
                         L.P. and Foamex International.
10.7.1(l)           -    First Amended and Restated Tax Sharing Agreement, dated
                         as of December 14, 1993, among Foamex L.P., Trace Foam,
                         FMXI and Foamex International.
10.7.2(d)           -    First  Amendment  to Amended and  Restated  Tax Sharing
                         Agreement of Foamex L.P., dated as of June 12, 1997, by
                         and among Foamex L.P., Foamex International Inc., FMXI,
                         Inc. and Trace Foam Company, Inc.
10.8.1(m)           -    Tax  Distribution   Advance  Agreement,   dated  as  of
                         December  11,  1996,  by and between  Foamex  L.P.  and
                         Foamex-JPS Automotive L.P.
10.8.2(d)           -    Amendment No. 1 to Tax Distribution  Advance Agreement,
                         dated  as of  June  12,  1997,  by and  between  Foamex
                         International and Foamex L.P.
10.9.1(h)           -    Trace Foam Management Agreement between Foamex L.P. and
                         Trace Foam, dated as of October 13, 1992.
10.9.2(l)           -    Affirmation Agreement re: Management  Agreement,  dated
                         as of December 14, 1993  between  Foamex L.P. and Trace
                         Foam.
10.9.3(d)           -    First  Amendment to Management  Agreement,  dated as of
                         June 12,  1997,  by and between  Foamex L.P.  and Trace
                         Foam.
10.10.1(k)          -    Salaried    Incentive   Plan   of   Foamex   L.P.   and
                         Subsidiaries.
10.10.2(k)          -    Trace Holdings 1987 Nonqualified Stock Option Plan.
10.10.3(k)          -    Equity Growth Participation Program.
10.10.4(k)(o)       -    General  Felt  Industries,  Inc.  Retirement  Plan  for
                         Salaried Employees, effective as of January 1, 1995.

10.10.5(e)(o)       -    Foamex L.P. Salaried Retirement Plan (formerly known as
                         the  Foamex  L.P.  Products,   Inc.  Salaried  Employee
                         Retirement Plan), as amended, effective July 1, 1994.
10.10.6(n)          -    Foamex/General  Felt 401(k)  Savings Plan dated July 1,
                         1995.
10.10.7(a)          -    Foamex International's 1993 Stock Option Plan.
10.10.8(a)          -    Foamex     International's     Non-Employee    Director
                         Compensation Plan.
10.11.1(o)          -    Employment Agreement,  dated as of February 1, 1994, by
                         and between Foamex L.P. and William H. Bundy.
10.11.2(r)          -    Employment Agreement, dated as of July 26, 1995, by and
                         between Foamex L.P. and Salvatore J. Bonanno.
10.12(a)            -    Warrant  Exchange  Agreement,  dated as of December 14,
                         1993, by and between Foamex International and Marely.
10.13(a)            -    Warrant  Exchange  Agreement,  dated as of December 14,
                         1993,  by and  between  Foamex  International  and  DLJ
                         Funding.
10.14(o)            -    Stock  Purchase  Agreement,  dated as of  December  23,
                         1993,  by  and  among   Transformacion   de  Espumas  y
                         Fieltros,  S.A.,  the  stockholders  which are  parties
                         thereto, and Foamex L.P.
10.15.1(a)          -    Registration Rights Agreement, dated as of December 14,
                         1993,  by and  among  the  Company  and GBNY  and,  for
                         certain  limited  purposes as set forth therein,  Trace
                         Holdings and Trace Foam.
10.15.2(a)          -    Registration Rights Agreement, dated as of December 14,
                         1993, by and among the Company and RFC and, for certain
                         limited  purposes as set forth therein,  Trace Holdings
                         and Trace Foam.
10.15.3(a)          -    Registration Rights Agreement, dated as of December 14,
                         1993, by and among the Company and DLJ Funding and, for
                         certain  limited  purposes as set forth  herein,  Trace
                         Holdings and Trace Foam.
10.15.4(a)          -    Registration Rights Agreement, dated as of December 14,
                         1993,  by and among the  Company  and Marely  and,  for
                         certain  limited  purposes as set forth therein,  Trace
                         Holdings and Trace Foam.
10.15.5(a)          -    Registration Rights Agreement, dated as of December 14,
                         1993, by and between the Company and Trace Foam.
10.15.6(a)          -    Registration Rights Agreement, dated as of December 14,
                         1993, by and between the Company and Trace Holdings.
10.16(k)            -    Warrant  Agreement,  dated as of June 29, 1994, between
                         the Company and Shawmut.
10.17.1(p)          -    Aircraft  Purchase  Agreement,  dated as of August  22,
                         1995,  by and  between  Trace  Aviation  Corp.  ("Trace
                         Aviation")   and   Foamex   Aviation   Inc.    ("Foamex
                         Aviation").
10.17.2(p)          -    Aircraft Sale, Lease and Operating Agreement,  dated as
                         of August 22, 1995, by and between  Trace  Aviation and
                         Trace Holdings.
10.17.3(p)          -    Assumption/Aircraft  Security  Agreement,  dated  as of
                         August 22, 1995, by and between Foamex Aviation and the
                         CIT Group/Equipment Financing, Inc. ("CIT Group").
10.17.4(p)          -    Collateral  Assignment of Aircraft  Leases and Aircraft
                         Use  Agreements,  dated as of August 22,  1995,  by and
                         between Foamex Aviation and CIT Group.
10.17.5(p)          -    Guaranty by the Company in favor of CIT Group, dated as
                         of August 22, 1995.
10.17.6(p)          -    Aviation  Guaranty  Indemnity  Agreement,  dated  as of
                         August 22,  1995,  by and between the Company and Trace
                         Holdings.
10.18.1             -    Equity Purchase Agreement, dated as of August 28, 1996,
                         by and among  JPSGP  Inc.,  FJPS,  and Collins & Aikman
                         Products Co.
10.18.2             -    Amendment No. 1 to Equity  Purchase  Agreement,  by and
                         among  JPSGP  Inc.,  FJPS,  the Company and Collins and
                         Aikman Products Co., dated as of December 11, 1996.
27                  -    Financial Data Schedule.
---------------------------------
(a) Incorporated herein by reference to the Exhibit to Foamex International's Registration Statement on Form S-1, Registration No. 33-69606.

(b) Incorporated herein by reference to the Exhibit to the Form 10-K of Foamex L.P. for the fiscal year ended January 1, 1995.

(c) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Foamex L.P. reporting an event that occurred May 29, 1997.

(d) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Foamex L.P. reporting an event that occurred June 12, 1997.

(e) Incorporated herein by reference to the Exhibit to the Registration Statement of Foamex L.P. and FCC on Form S-4, Registration No. 33-65158.

(f) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex L.P. for the quarterly period ended June 30, 1996.

(g) Incorporated herein by reference to the Exhibit to the Registration Statement of Foamex L.P., FCC and General Felt on Form S-1, Registration Nos. 33-60888, 33-60888-01, and 33-60888-02.

(h) Incorporated herein by reference to the Exhibit to the Form 10-K of Foamex International for fiscal 1994.

(i) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex L.P. for the quarterly period ended September 30, 1996.

(j) Incorporated herein by reference to the Exhibit to the Form 10-K Statement of Foamex L.P. and FCC for fiscal 1992.

(k) Incorporated herein by reference to the Exhibit to the Registration Statement of Foamex L.P. and FCC on Form S-1, Registration Nos. 33-49976 and 33-49976-01.

(l) Incorporated herein by reference to the Exhibit to the Registration Statement of FJPS, FJCC and Foamex International on Form S-4, Registration No. 33-82028.

(m) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex L.P. for the fiscal year ended December 29, 1996.

(n) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex L.P. for the quarterly period ended July 2, 1995.

(o) Incorporated herein by reference to the Exhibit to the Form 10-K of Foamex International for fiscal 1993.

(p) Incorporated herein by reference to the Exhibit to Form 10-Q of the Company for the quarterly period ended October 1, 1995.

(q) Incorporated herein by reference to the Exhibit in the Registration Statement of Foamex L.P. on Form S-4, Registration No. 333-30291

(r) Incorporated herein by reference to the Exhibit to Form 10-K of Foamex L.P. for the fiscal year ended December 31, 1995.

         Certain instruments defining the rights of security holders have been excluded herefrom in accordance with Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

          (b)  The Company filed the following Current Reports on Form 8-K:

               Form 8-K reporting an event that occurred on May 28, 1997.

               Form 8-K reporting an event that occurred on June 12, 1997.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FOAMEX INTERNATIONAL INC.


Date: August 13, 1997                     By:/s/ Kenneth R. Fuette
                                          Kenneth R. Fuette
                                          Chief Financial Officer