Form 10-Q
period 1997-09-28
FOAMEX INTERNATIONAL INC
filed 1997-11-12
CIK 912908

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

The number of shares of the registrant's common stock outstanding as of November 3, 1997 was 24,919,680.


                                  Page 1 of 27
                          Exhibit List on Page 21 of 27

                            FOAMEX INTERNATIONAL INC.

                                      INDEX
                                                                            Page

Part I.   Financial Information:

          Item 1.  Financial Statements

             Condensed Consolidated Statements of Operations -
               Thirteen Week and Thirty-Nine Week Periods Ended
               September 28, 1997 and September 29, 1996                       3

             Condensed Consolidated Balance Sheets as of September 28,
               1997 and December 29, 1996                                      4

             Condensed Consolidated Statements of Cash Flows -
               Thirty-Nine Week Periods Ended September 28, 1997 and
               September 29, 1996                                              5

             Notes to Condensed Consolidated Financial Statements              6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        15

Part II.  Other Information                                                   21

          Exhibit List                                                        21

          Signatures                                                          27

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                           13 Week Periods Ended        39 Week Periods Ended
                                        September 28, September 29,  September 28,   September 29,
                                            1997          1996            1997          1996
                                                 (thousands except per share data)

NET SALES                                $ 233,434     $ 236,766      $ 702,441      $ 696,344

COST OF GOODS SOLD                         195,395       196,806        576,825        582,186
                                         ---------     ---------      ---------      ---------

GROSS PROFIT                                38,039        39,960        125,616        114,158

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                  15,766        15,485         47,853         43,207
                                         ---------     ---------      ---------      ---------

INCOME FROM OPERATIONS                      22,273        24,475         77,763         70,951

INTEREST AND DEBT ISSUANCE EXPENSE          12,080        13,794         39,522         39,742

OTHER INCOME, NET                              324           501          1,410          1,003
                                         ---------     ---------      ---------      ---------

INCOME FROM CONTINUING OPERATIONS
   BEFORE PROVISION FOR INCOME TAXES        10,517        11,182         39,651         32,212

PROVISION FOR INCOME TAXES                   4,002         3,826         15,530         12,408
                                         ---------     ---------      ---------      ---------

INCOME FROM CONTINUING OPERATIONS            6,515         7,356         24,121         19,804

LOSS FROM DISCONTINUED OPERATIONS,
   NET OF INCOME TAX BENEFITS                   --       (73,576)            --       (111,594)

EXTRAORDINARY LOSS ON EARLY
   EXTINGUISHMENT OF DEBT,
   NET OF INCOME TAXES                          --          (403)       (42,599)          (403)
                                         ---------     ---------      ---------      ---------

NET INCOME (LOSS)                        $   6,515     $ (66,623)     $ (18,478)     $ (92,193)
                                         =========     =========      =========      =========

EARNINGS (LOSS) PER SHARE:

CONTINUING OPERATIONS                    $    0.26     $    0.29      $    0.94      $    0.77
DISCONTINUED OPERATIONS                         --         (2.88)            --          (4.33)
EXTRAORDINARY LOSS                              --         (0.02)         (1.66)         (0.02)
                                         ---------     ---------      ---------      ---------
EARNINGS (LOSS) PER SHARE                $    0.26     $   (2.61)     $   (0.72)     $   (3.58)
                                         =========     =========      =========      =========

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                    25,435        25,541         25,645         25,749
                                         =========     =========      =========      =========

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                           September 28,    December 29,
ASSETS                                                         1997             1996
CURRENT ASSETS:                                                     (thousands)
   Cash and cash equivalents                                 $   1,916      $  22,203
   Accounts receivable, net                                    142,410        126,573
   Inventories                                                  94,301        102,610
   Other current assets                                         53,476         55,718
                                                             ---------      ---------
     Total current assets                                      292,103        307,104

PROPERTY, PLANT AND EQUIPMENT, NET                             207,676        195,373

COST IN EXCESS OF ASSETS ACQUIRED, NET                          80,624         82,471

DEBT ISSUANCE COSTS, NET                                        17,771         18,628

DEFERRED INCOME TAXES                                           24,111             --

OTHER ASSETS                                                    20,343         16,270
                                                             ---------      ---------

TOTAL ASSETS                                                 $ 642,628      $ 619,846
                                                             =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Short-term borrowings                                     $   4,871      $   3,692
   Current portion of long-term debt                             9,434         14,505
   Accounts payable                                             87,339         84,930
   Accrued interest                                              7,273          9,012
   Other accrued liabilities                                    66,170         58,384
                                                             ---------      ---------
     Total current liabilities                                 175,087        170,523
                                                             ---------      ---------

LONG-TERM DEBT                                                 528,872        483,344
                                                             ---------      ---------

OTHER LIABILITIES                                               27,074         24,082
                                                             ---------      ---------

COMMITMENTS AND CONTINGENCIES                                       --             --
                                                             ---------      ---------

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred Stock, par value $1.00 per share:
   Authorized 5,000,000 shares - none issued                        --             --
   Common Stock, par value $.01 per share:
     Authorized 50,000,000 shares, Issued 26,908,680 and
     26,753,262 shares, respectively; Outstanding
     24,919,680 and 25,198,862 shares, respectively                269            267
   Additional paid-in capital                                   85,743         84,579
   Retained earnings (accumulated deficit)                    (140,251)      (120,174)
   Other                                                       (14,964)        (9,312)
                                                             ---------      ---------
                                                               (69,203)       (44,640)

   Common Stock held in treasury, at cost; 1,989,000
     shares at September 28, 1997 and 1,554,400 Shares
     at December 29, 1996, respectively                        (19,202)       (13,463)
                                                             ---------      ---------

     Total stockholders' equity (deficit)                      (88,405)       (58,103)
                                                             ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $ 642,628      $ 619,846
                                                             =========      =========

     The accompanying notes are an integral part of the condensed consolidated financial statements.

              FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                              39 Week Periods Ended
                                                                           September 28,  September 29,
                                                                               1997           1996
OPERATING ACTIVITIES:                                                             (thousands)
   Net income (loss)                                                       $ (18,479)     $ (92,193)
   Adjustments to reconcile  net income (loss) to net cash
     provided by operating activities:
      Depreciation and amortization                                           16,409         16,861
      Amortization of debt issuance costs and debt discount                    7,380         10,283
      Extraordinary loss on extinguishment of debt                            42,599            403
      Loss from discontinued operations                                           --        111,594
      Other operating activities, net                                          9,274         (4,095)
      Changes in operating assets and liabilities, net of acquisitions       (26,807)        (7,558)
                                                                           ---------      ---------

      Net cash provided by continuing operations                              30,376         35,295
      Net cash provided by discontinued operations                                --         14,415
                                                                           ---------      ---------
      Net cash provided by operating activities                               30,376         49,710
                                                                           ---------      ---------

INVESTING ACTIVITIES:
   Capital expenditures                                                      (25,865)       (14,536)
   Decrease (increase) in restricted cash                                     12,143        (33,149)
   Proceeds from sale of discontinued operations                                  --         45,425
   Loan to shareholder                                                        (5,000)            --
   Other investing activities                                                 (2,930)         1,745
   Discontinued operations investing activities                                   --         (4,828)
                                                                           ---------      ---------

      Net cash used for investing activities                                 (21,652)        (5,343)
                                                                           ---------      ---------

FINANCING ACTIVITIES:
   Net proceeds from short-term borrowings                                     1,179          2,970
   Net proceeds from revolving loans                                          31,000             --
   Proceeds from long-term debt                                              453,500             --
   Repayments of long-term debt                                             (450,270)       (19,034)
   Premiums and payments associated with debt extinguishment                 (42,565)            --
   Debt issuance costs                                                       (15,617)            --
   Purchase of treasury stock                                                 (5,739)        (5,789)
   Other financing activities                                                   (499)            70
   Discontinued operations financing activities                                   --        (12,184)
                                                                           ---------      ---------

      Net cash used for financing activities                                 (29,011)       (33,967)
                                                                           ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (20,287)        10,400

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              22,203          6,162
                                                                           ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $   1,916      $  16,562
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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Foamex International Inc.'s (the "Company") condensed consolidated balance sheet as of December 29, 1996 has been condensed from the audited consolidated balance sheet at that date. The condensed consolidated balance sheet as of September 28, 1997, the condensed consolidated statements of operations for the thirteen week and thirty-nine week periods ended September 28, 1997 and September 29, 1996 and the condensed consolidated statements of cash flows for the thirty-nine week periods ended September 28, 1997 and September 29, 1996 have been prepared by the Company and have not been audited by the Company's independent accountants. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows have been included.

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

2.   DISCONTINUED OPERATIONS

     In December 1996, the Company completed the sale of its partnership interests in JPS Automotive L.P. ("JPS Automotive") for a sale price of approximately $220.1 million including $200.1 million of JPS Automotive's indebtedness. The sale price is subject to a post-closing adjustment. The sale included the net assets of the automotive textiles business segment. During 1996, the Company sold the outstanding common stock of Perfect Fit Industries, Inc. ("Perfect Fit"), a wholly-owned subsidiary, for an adjusted sale price of approximately $44.2 million. The sale included the net assets of the home comfort products business segment.

     The Company's condensed consolidated financial statements reflect the discontinuation of the home comfort products and automotive textile business segments. In addition to the interest and debt issuance expense of JPS Automotive, interest and debt issuance expense was allocated to discontinued operations based on the estimated debt to be retired from the net proceeds from the sale of Perfect Fit and JPS Automotive. A summary of the results for the discontinued operations is as follows:

                                                                  13 Week Period Ended    39 Week Period Ended
                                                                   September 29, 1996      September 29, 1996
                                                                                   (thousands)
          Net sales                                                       $  36,540           $ 244,305
          Gross profit                                                        3,842              38,296
          Income from operations                                                596              17,072
          Interest and debt issuance expense                                  3,101              16,905
          Loss on disposal of discontinued operations,
              net of income taxes                                           (71,713)           (111,010)
          Other income (expense)                                                 93                (975)
          Loss from discontinued operations before
              benefit from income taxes                                     (74,125)           (111,818)
          Benefit for income taxes                                             (549)               (224)
          Loss from discontinued operations, net of income taxes            (73,576)           (111,594)

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.   INVENTORIES

     The components of inventories consist of:

                                       September 28,     December 29,
                                           1997              1996
                                                 (thousands)
     Raw materials and supplies          $ 49,067          $ 61,559
     Work-in-process                       17,568            13,453
     Finished goods                        27,666            27,598
                                         --------          --------

     Total                               $ 94,301          $102,610
                                         ========          ========

4.   EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share is calculated by dividing net income by the weighted average shares of common stock outstanding. Common stock equivalents have been included in the weighted average shares of common stock outstanding for 1997 and 1996.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (i) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS,
(ii) eliminating the modified treasury stock method and the three percent materiality provision and (iii) revising the contingent share provisions and the supplemental EPS data requirements. Fully diluted earnings per share under the provisions of SFAS No.128 would not differ significantly from earnings per share presented on the consolidated statement of operations. In addition, under the provisions of SFAS No. 128, the Company would have reported the following basic per share information:

                                                        13 Week Periods Ended               39 Week Periods Ended
                                                   September 28,      September 29,     September 28,   September 29,
                                                         1997              1996              1997            1996
                                                                  (thousands except per share data)
     Basic loss per share                               $0.26            $(2.64)            $(0.73)        $(3.62)
     Weighted  average shares  outstanding             24,959            25,251             25,198         25,450

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.   LONG-TERM DEBT

     Long-term debt consists of:

                                                                          September 28,       December 29,
                                                                               1997               1996
                                                                                    (thousands)

     9 7/8% senior subordinated notes due 2007 (1)                            $150,000          $     --
     Foamex L.P. term loans (7.83% interest rate
         at September 28, 1997) (2)                                            298,000                --
     Foamex L.P. revolving loan (7.62% interest rate
         at September 28, 1997) (3)                                             31,000                --
     9 1/2% senior secured notes due 2000 (4)                                    4,523           106,793
     11 1/4% senior notes due 2002 (4)                                           5,825           141,400
     11 7/8% senior subordinated debentures due 2004 (net of
         unamortized debt discount of $116 and $769) (4)                        20,227           125,056
     Senior secured discount debentures due 2004, Series B
         (net of unamortized debt discount of $35,864) (5)                          --            80,881
     11 7/8% senior subordinated debentures due 2004, Series B (6)                  45             7,000
     Industrial revenue bonds (7)                                                7,000             7,000
     Foamex L.P. term loan (8.54% interest rate as of
         December 29, 1996) (7)                                                     --            11,000
     Subordinated note (net of debt discount of $969 and $1,198) (7)             6,046             5,817
     Other                                                                      15,640            12,902
                                                                              --------          --------

                                                                               538,306           497,849

     Less current portion                                                        9,434            14,505
                                                                              --------          --------

     Long-term debt                                                           $528,872          $483,344
                                                                              ========          ========

(1) Subsidiary debt of Foamex L.P. and Foamex Capital Corporation ("FCC") (together the "Issuers"), guaranteed by General Felt Industries, Inc. ("General Felt"), Foamex Fibers, Inc. ("Foamex Fibers") and certain future domestic subsidiaries of the Issuers.

(2) Subsidiary debt of Foamex L.P., guaranteed by the Company, General Felt and Foamex Fibers.

(3) Subsidiary debt of Foamex L.P. and General Felt, guaranteed by the Company and Foamex Fibers.

(4)  Subsidiary debt of the Issuers, guaranteed by the Company and General Felt.

(5) Subsidiary debt of FJPS and Foamex-JPS Capital Corporation, guaranteed by the Company.

(6)  Subsidiary debt of the Issuers, guaranteed by General Felt.

(7)  Subsidiary debt of Foamex L.P.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.   LONG-TERM DEBT (continued)

     Refinancing Plan

     On June 12, 1997, the Company substantially completed a refinancing plan (the "Refinancing Plan") that included the refinancing of certain long-term indebtedness to reduce the Company's interest expense and improve financing flexibility. In connection with the Refinancing Plan, Foamex L.P. purchased approximately $342.3 million of aggregate principal amount of its public debt and approximately $116.7 million of aggregate principal amount of Foamex-JPS Automotive L.P.'s ("FJPS") senior secured discount debentures due 2004 ("Discount Debentures") and repaid $5.2 million of term loan borrowings under its old credit facility. The Company incurred an extraordinary loss on the early extinguishment of debt associated with the Refinancing Plan of approximately $42.0 million (net of income taxes). The Refinancing Plan was funded by $347.0 million of borrowings under a new $480.0 million credit facility (the "New Credit Facility") and the net proceeds from the issuance of $150.0 million of 9 7/8% senior subordinated notes due 2007.

     In addition, on October 1, 1997, the Company redeemed all of the outstanding: (i) 11 1/4% senior notes due 2002, (ii) 11 7/8% senior subordinated debentures due 2004 and (iii) the 11 7/8% senior subordinated debentures due 2004, Series B, constituting approximately $26.0 million of the approximately $30.0 million of outstanding public debt that was not tendered as part of the Refinancing Plan. The redemption was funded with borrowings under the New Credit Facility. In connection with this redemption, the Company expects to incur an extraordinary loss on the early extinguishment of debt of approximately $1.6 million (net of income taxes) in the fourth quarter of 1997.

     Term Loans and Revolving Loan

     On June 12, 1997, Foamex L.P. entered into the New Credit Facility with a group of banks that provides for term loans of up to $330.0 million which expire from June 2003 to June 2006 and borrowings of up to $150.0 million under a revolving line of credit which expires in June 2003. In connection with the Refinancing Plan, Foamex L.P. entered into term loans of $298.0 million and borrowed $49.0 million under the revolving line of credit.

     The term loans are comprised of a (i) term A loan ("Term A") which provides up to $120.0 million of borrowings of which Foamex L.P. borrowed $88.0 million in connection with the Refinancing Plan, (ii) term B loan ("Term B") of $110.0 million and (iii) term C loan ("Term C") of $100.0 million. The remaining $32.0 million available under the Term A is restricted and can only be used by Foamex L.P. to retire its public debt not tendered in connection with the Refinancing Plan with such unused availability terminating June 15, 1998. Foamex L.P. borrowed $29.0 million under the Term A in connection with the October 1, 1997 redemption.

     Borrowings under the New Credit Facility are collateralized by substantially all of the assets of Foamex L.P., General Felt and Foamex Fibers on a pari passu basis with the 9 1/2% senior secured notes due 2000 and the industrial revenue bonds (collectively, the "Notes"); however, the rights of the holders of the applicable issue of the Notes to receive payment upon the disposition of the collateral securing such issue of Notes has been preserved.

     Pursuant to the terms of the New Credit Facility, borrowed funds will bear interest at a floating rate equal to an applicable margin, as defined, plus the higher of (i) the base rate of The Bank of Nova Scotia, in effect from time to time, or (ii) a rate that is equal to 0.5% per annum plus the federal funds rate in effect from time to time. The applicable margin is determined based on the total net debt to EBDAIT ratio, as defined, and can range from no margin up to 1.125% per annum for Term A and revolving loans, from 0.875% per annum to 1.375% per annum for Term B and from 1.125% per annum to 1.625% per annum for Term C. At the option of Foamex L.P., portions of the outstanding loans under the New Credit Facility are convertible into LIBOR based loans

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.   LONG-TERM DEBT (continued)

which bear interest at a floating rate equal to an applicable margin for LIBOR based loans, as defined, plus the average LIBOR, as defined. The applicable margin for LIBOR based loans is a rate that will generally equal the applicable margin (discussed above) plus 1.0% per annum.

     9 7/8% Senior Subordinated Notes due 2007 ("Senior Subordinated Notes")

     The Senior Subordinated Notes were issued by Foamex L.P. and FCC in a private placement under Rule 144A of the Securities Act of 1933, as amended, on June 12, 1997 in connection with the Refinancing Plan. The Senior Subordinated Notes bear interest at the rate of 9 7/8% per annum payable semiannually on each June 15 and December 15, commencing December 15, 1997. The Senior Subordinated Notes mature on June 15, 2007. The Senior Subordinated Notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 15, 2002, initially at 104.938% of their principal amount, plus accrued interest and liquidated damages, as defined, if any, thereon to the date of redemption and declining to 100.0% on or after June 15, 2005. In addition, at any time prior to June 15, 2000, Foamex L.P. may on one or more occasions redeem up to 35.0% of the initially outstanding principal amount of the Senior Subordinated Notes at a redemption price equal to 109.875% of the principal amount, plus accrued interest and liquidated damages, if any, thereon to the date of redemption with the cash proceeds of one or more Public Equity Offerings, as defined. Upon the occurrence of a change of control, as defined, each holder of Senior Subordinated Notes will have the right to require Foamex L.P. to repurchase the Senior Subordinated Notes at a price equal to 101.0% of the principal amount, plus accrued interest and liquidated damages, if any, to the date of repurchase. The Senior Subordinated Notes are subordinated in right of payment to all senior indebtedness and are pari passu in right of payment to the subordinated note. The Senior Subordinated Notes contain certain covenants that will limit, among other things, the ability of Foamex L.P. (i) to pay distributions or redeem partnership interests, (ii) to make certain restrictive payments or investments,
(iii) to incur additional indebtedness or issue Preferred Equity Interest, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets or (v) to enter into certain transactions with affiliates or related persons. The Senior Subordinated Notes are guaranteed by General Felt and Foamex Fibers and certain future domestic subsidiaries of the Issuers.

     The Issuers have filed a registration statement relating to an exchange offer in which the Issuers will offer to exchange the Senior Subordinated Notes issued in the private placement for new notes. The terms of the new notes will be substantially identical in all respects (including principal amount, interest rate, maturity and ranking) to the terms of the Senior Subordinated Notes, except that the new notes will be transferable by holders thereof without further registration under the Securities Act of 1933, as amended (except in the case of Senior Subordinated Notes held by affiliates of the Issuers and for certain other holders), and are not subject to any covenant regarding registration under the Securities Act of 1933, as amended. The exchange offer is expected to be consummated during November 1997.

     Principal payments on the Company's long-term debt for the remainder of 1997 and for the next five years are as follows: 1997 - $4.3 million; 1998 - $12.7 million; 1999 - $21.6 million; 2000 - $32.1 million; 2001 - $32.1 million;
2002 - $33.5 million; and thereafter - $403.1 million.

     Early Extinguishment of Debt - Refinancing Plan

     In connection with the Refinancing Plan, the Company incurred an extraordinary loss on the early extinguishment of debt of approximately $42.0 million (net of income tax benefits of $25.7 million). The extraordinary loss is comprised of approximately $39.0 million for premium and consent fee payments, approximately $16.2 million for the write-off of debt issuance costs and debt discount, approximately $8.2 million for the loss associated with the effective termination and amendment of the interest rate swap agreements and approximately $4.3 million of professional fees and other costs. In connection with the Refinancing Plan, Foamex

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.   LONG-TERM DEBT (continued)

L.P. repaid $5.2 million in term loan borrowings under its old credit facility and purchased approximately $459.0 million of aggregate principal amount of public debt comprised of:

o $99.8 million of aggregate principal amount of its 9 1/2% senior secured notes due 2000 for an aggregate consideration of 104.193% of principal plus accrued interest, comprised of a tender price of 102.193% and a consent fee of 2.0%;

o $130.1 million of aggregate principal amount of its 11 1/4% senior notes due 2002 for an aggregate consideration of 105.709% of principal plus accrued interest, comprised of a tender price of 103.709% and a consent fee of 2.0%;

o $105.5 million of aggregate principal amount of its 11 7/8% senior subordinated debentures due 2004 for an aggregate consideration of 107.586% of principal plus accrued interest, comprised of a tender price of 105.586% and a consent fee of 2.0%;

o $6.9 million of aggregate principal amount of its 11 7/8% senior subordinated debentures, series B, due 2004 for an aggregate consideration of 107.586% of principal plus accrued interest, comprised of a tender price of 105.586% and a consent fee of 2.0%; and

o $116.7 million of aggregate principal amount of the Discount Debentures for an aggregate consideration of 9.0% of principal amount, which represents approximately 116.2% of the accreted book value as of June 12, 1997, comprised of a tender price of 88.0% and a consent fee of 2.0%.

     Early Extinguishment of Debt - Other

     In addition, during 1997 the Company incurred extraordinary losses of approximately $0.6 million (net of income tax benefits of $0.4 million) associated with the early extinguishment of approximately $11.8 million of long-term debt funded with approximately $12.1 million of the remaining net proceeds from the sale of Perfect Fit. The extraordinary loss is comprised of approximately $0.4 million of premium payments and approximately $0.6 million for the write-off of debt issuance costs. The long-term debt was comprised of:

o $2.5 million of aggregate principal amount of its 9 1/2% senior secured notes due 2000.

o    $5.5 million of aggregate  principal amount of its 11 1/4% senior notes due
     2002.

o Bank term loan borrowings of $3.8 million under Foamex L.P.'s old credit facility.

     Interest Rate Swaps

     The Company uses derivative financial instruments to manage interest expense. All derivative financial instruments are classified as "held for purposes other than trading". The Company does not use derivatives for speculative purposes.

     Interest rate swap agreements are used to manage interest expense by changing the interest rate characteristics of certain debt instruments to approximate current market conditions. The amended interest rate swap agreement matures in June 2007 which is consistent with the underlying debt. The differential paid or received on interest rate swap agreements is recognized on an accrual basis as an adjustment to interest and debt

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.   LONG-TERM DEBT (continued)

issuance expense.

     In connection with the Refinancing Plan, Foamex L.P.'s existing interest rate swap agreements with a notional amount of $300.0 million were considered to be effectively terminated since the underlying debt was extinguished. These interest rate swap agreements had an estimated fair value liability of $8.2 million  at  the  date  of  the  Refinancing  Plan  which  is  included  in  the extraordinary loss on the early extinguishment of debt. In lieu of a cash payment for the estimated fair value of the existing interest rate swap agreements, Foamex L.P. entered into an amendment of the existing interest rate swap agreements resulting in one interest rate swap agreement with a notional amount of $150.0 million through June 2007. Accordingly, the $8.2 million fair value liability has been recorded as a deferred credit which will be amortized as a reduction of interest and debt issuance expense on a straight-line basis over the life of the amended interest rate swap agreement. Under the amended interest rate swap agreement, Foamex L.P. is obligated to make fixed payments of 5.75% per annum through December 1997 and variable payments based on the higher of LIBOR at the beginning or the end of the period for the remainder of the agreement, in exchange for fixed payments by the swap partner at 6.44% per annum for the life of the agreement, payable semiannually in arrears. The amended interest rate swap agreement can be terminated by either party in June 2002, and annually thereafter, for a cash settlement based on the fair market value of the amended interest rate swap agreement. Interest and debt issuance expense is subject to fluctuations in LIBOR during the term of the swap agreement except during 1997. Foamex L.P. is exposed to credit loss in the event of nonperformance by the swap partner; however, the occurrence of this event is not anticipated. The effect of the interest rate swaps described above was a favorable adjustment to interest and debt issuance expense of $0.5 million and $0.9 million for the thirteen week periods ended September 28, 1997 and September 29, 1996, respectively, and $2.2 million and $2.8 million for the thirty-nine week periods ended September 28, 1997 and September 29, 1996, respectively.

6.   ENVIRONMENTAL MATTERS

     As of September 28, 1997, the Company has accruals of approximately $3.8 million for environmental matters. In addition, as of September 28, 1997, the Company has net receivables of approximately $1.0 million relating to indemnification for environmental liabilities, net of an allowance of approximately $1.0 million relating to potential disagreements regarding the scope of the indemnification. The Company believes that realization of the net receivables established for indemnification is probable.

     On May 5, 1997, there was an accidental chemical spill at one of the Company's manufacturing facilities that was contained on site. The Company is in the process of disposing of the contaminated soil which is estimated to cost approximately $0.6 million. As of September 28, 1997, the Company has spent approximately $0.5 million for remediation costs related to this chemical spill. The actual cost and the timetable for the clean-up of the site cannot be predicted with any degree of certainty at this time; therefore, there can be no assurance that the clean-up of the site will not result in a more significant environmental liability in the future.

     The Company has reported to appropriate state authorities that it has found soil and groundwater contamination in excess of state standards at four additional facilities and soil contamination in excess of state standards at three other facilities. The Company has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any degree of certainty at this time. As of September 28, 1997, the Company has environmental accruals of approximately $2.9 million for the remaining potential remediation costs for these facilities based on engineering estimates.

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

7.   LITIGATION

     As of November 3, 1997, Foamex L.P. and Trace International Holdings Inc. ("Trace Holdings") were two of multiple defendants in actions filed on behalf of approximately 5,500 persons in various United States federal and state courts and one Canadian provincial court by recipients of breast implants, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but only one class has been approved or certified by the court, and that is a class limited to Louisiana residents or persons who received their implants in Louisiana. In addition, three cases have been filed alleging claims on behalf of approximately 725 residents of Australia and New Zealand. During 1995, Foamex L.P. and Trace Holdings were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final. Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from Foamex L.P. or Trace Holdings. Neither Foamex L.P. nor Trace Holdings recommended, authorized or approved the use of its foam for these purposes. Foamex L.P. believes that the number of suits and claimants may increase, but not significantly. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with the general counsel of Trace Holdings, management believes that the disposition of matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either Foamex L.P.'s or Trace Holdings' consolidated financial position or results of operations. In addition, Foamex L.P. is also indemnified by Trace Holdings for any such liabilities relating to foam manufactured prior to the capitalization of Foamex L.P. in October 1990. Although Trace Holdings has paid Foamex L.P.'s litigation expenses pursuant to such indemnification, and management believes Trace Holdings will be in a position to continue to pay such

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.   LITIGATION (continued)


expenses, there can be no assurance that Trace Holdings will be able to continue to provide such indemnification. Based on information available at this time with respect to the potential liability, the Company believes that the proceedings should not ultimately result in any liability that would have a material adverse effect on the financial position or results of operations of the Company. If management's assessment of Foamex L.P.'s liability with respect to these actions is incorrect, such actions could have a material adverse effect on the Company.

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

8.   RELATED PARTY TRANSACTION

     On July 1, 1997, Trace Holdings borrowed $5.0 million pursuant to a promissory note with an aggregate principal amount of $5.0 million issued to Foamex L.P. on June 12, 1997. The promissory note is due and payable on demand or, if no demand is made, on July 7, 2001, and bears interest at 2 3/8% plus three-month LIBOR, as defined, per annum payable quarterly in arrears commencing October 1, 1997. The promissory note is included in the other component of stockholders' equity (deficit).

     During June 1997, Foamex L.P. and Trace Foam Company, Inc. ("Trace Foam") amended their management services agreement to increase the annual fee from $1.75 million to $3.0 million, plus reimbursement of expenses incurred.

     On June 12, 1997, a promissory note issued to Foamex L.P. by Trace Holdings was amended. The amended promissory note is an extension of a promissory note of Trace Holdings that was due in July 1997. The aggregate principal amount of the amended promissory note was increased to approximately $4.8 million and the maturity of the promissory note was extended. The promissory note is due and payable on demand or, if no demand is made, on July 7, 2001, and bears interest at 2 3/8% plus three-month LIBOR, as defined, per annum payable quarterly in arrears. The promissory note is included in the other components of stockholders' equity (deficit).

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

9.   SUBSEQUENT EVENT

     On October 6, 1997, the Company sold substantially all of the net assets of its needlepunch carpeting, tufted carpeting and artificial grass products business located at its facilities in Dalton, Georgia to Bretlin, Inc. for an aggregate sale price of approximately $41.2 million, subject to post-closing adjustments. The Company expects to realize an immaterial gain on the sale (net of income taxes) in the fourth quarter of 1997. The Company used $38.8 million of the net sale proceeds to repay outstanding term loan borrowings under the New Credit Facility. In connection with this repayment, the Company expects to incur an extraordinary loss on the early extinguishment of debt of approximately $0.6 million (net of income tax benefits) during the fourth quarter of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

     On June 12, 1997, the Company substantially completed the Refinancing Plan which included the repurchase of $342.3 million of aggregate principal amount of Foamex L.P.'s public debt and $116.7 million of aggregate principal amount of the Discount Debentures and the payment of $5.2 million of Foamex L.P. term loan borrowings under its old credit facility. The Company incurred an extraordinary loss on the early extinguishment of debt associated with the Refinancing Plan of approximately $42.0 million (net of income tax benefits of approximately $25.7 million). The Refinancing Plan was funded by $347.0 million of borrowings under the New Credit Facility and the net proceeds from the issuance the Senior
Subordinated Notes. See Note 5 to the condensed consolidated financial statements for further discussion. As a result of the Refinancing Plan, the Company's total long-term debt increased $63.9 million to $556.5 million. However, the Company expects the Refinancing Plan to result in interest expense savings of approximately $3.5 million in the second half of 1997 as compared to the first half of 1997, and annualized interest expense savings of approximately $8.0 million, as compared to the debt structure prior to the Refinancing Plan, assuming no material changes in interest rates. The Company's future interest expense, and the ability to realize the expected savings in interest expense, will vary based on a variety of factors, including fluctuation in interest rates in general. As a result of the Refinancing Plan, variable rate debt comprises a larger percentage of the Company's overall indebtedness than in the past, and as a result, future fluctuations in interest rates will have a greater impact on the Company's interest expense than in the past.

     In addition, on October 1, 1997, the Company redeemed all of the outstanding: (i) 11 1/4% senior notes due 2002, (ii) 11 7/8% senior subordinated debentures due 2004 and (iii) the 11 7/8% senior subordinated debentures due 2004, Series B, constituting approximately $26.0 million of the approximately $30.0 million of outstanding public debt that was not tendered as part of the Refinancing Plan. The redemption was funded with borrowings under the New Credit Facility. In connection with this redemption, the Company expects to incur an extraordinary loss on the early extinguishment of debt of approximately $1.6 million (net of income tax benefits) in the fourth quarter of 1997.

     Also, on October 6, 1997, the Company sold substantially all of the net assets of its needlepunch carpeting, tufted carpeting and artificial grass products business located at its facilities in Dalton, Georgia ("Dalton") to Bretlin, Inc. for an aggregate sale price of approximately $41.2 million, subject to post-closing adjustments. The Company expects to realize an immaterial gain on the sale (net of income taxes) in the fourth quarter of 1997. Dalton's revenues were $10.7 million and $9.3 million for the thirteen week periods ended September 28, 1997 and September 29, 1996, respectively, and $35.1 million and $32.1 million for the thirty-nine week periods ended September 28, 1997 and September 29,1996, respectively. As of September 28, 1997, Dalton had $7.5 million, $14.8 million, $12.3 million and $2.0 million of inventories, net plant, property and equipment, net goodwill and other assets, respectively. The Company used $38.8 million of the net sale proceeds to repay outstanding term loan borrowings under the New Credit Facility. In connection with this repayment, the Company expects to incur an extraordinary loss on the early extinguishment of debt of approximately $0.5 million (net of income tax benefits) during the fourth quarter of 1997.

     During  July 1997,  the  Company  announced  the  creation  of a new senior management operating committee to simplify the Company's management and reporting structure and to position the Company to achieve its strategic goals which include: (i) to focus on its core flexible polyurethane operations in the automotive, carpet cushion, technical, cushioning and furniture markets (furniture sales were previously combined with cushioning sales), (ii) to maximize revenue growth by increasing market share in existing markets, introducing new and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

enhanced  foam  products   with  higher   margins  and  pursuing   international
opportunities and (iii) to continue to lower its cost structure.

     The principal suppliers to the foam industry announced raw material cost increases effective April 1997. The impact of the raw material cost increases were not significant during the second quarter of 1997. However, the Company estimates the raw material cost increases, net of sale price increases to customers, had an unfavorable impact of approximately $2.0 million during the third quarter of 1997. There can be no assurance that chemical suppliers will not increase raw material costs in the future or that the Company will be able to implement selling price increases to offset any such raw material cost increases.

     During 1996, the Company sold Perfect Fit and JPS Automotive which comprised the home comfort products and automotive textile business segments, respectively, of the Company. Accordingly, the accompanying condensed consolidated statements of operations for the thirteen week and thirty-nine week periods ended September 29, 1996 and the condensed consolidated statement of cash flows for the thirty-nine week period ended September 29, 1996 reflect the home comfort products and automotive textile business segments as discontinued operations. See Note 2 to the condensed consolidated financial statements for further discussion.

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

13 Week Period Ended September 28, 1997 Compared to 13 Week Period Ended September 29, 1996

Results of Operations

     Net sales for the third quarter of 1997 were $233.4 million as compared to $236.8 million in the third quarter of 1996, a decrease of $3.4 million or 1.4%. Carpet cushion products net sales for the third quarter of 1997 decreased 6.4% to $72.0 million from $77.0 million in the third quarter of 1996 primarily due to a change in product mix and competitive pricing pressure resulting from an excess supply of foam trim, the primary component of rebond carpet cushion. Cushioning products net sales for the third quarter of 1997 increased 5.7% to $60.2 million from $57.0 million in the third quarter of 1996 primarily due to an increase in net sales from both new and existing customers of bedding related products. Furniture products net sales for the third quarter of 1997 of $29.6 million were consistent as compared to net sales of $29.0 million for the third quarter of 1996. Automotive products net sales for the third quarter of 1997 decreased 6.4% to $52.3 million from $55.9 million in the third quarter of 1996 primarily due to decreased net sales volume resulting from reduced car and light truck builds due to temporary production shut-downs at several Chrysler and Ford facilities for new model conversions and slower than expected start-up of several new platforms during the third quarter of 1997. Technical products net sales for the third quarter of 1997 increased 8.0% to $19.3 million from $17.9 million in the third quarter of 1996 primarily due to increased net sales volume.

     Gross profit as a percentage of net sales decreased to 16.3% for the third quarter of 1997 from 16.9% in the third quarter of 1996 primarily due to the unfavorable impact of the unrecovered raw material cost increases of approximately $2.0 million during the third quarter of 1997, offset by improved material and production efficiencies and manufacturing cost containment which includes favorable raw material efficiencies and an increased impact of the 1995 restructuring and operational plan in 1997 as compared to 1996.

     Income from operations decreased to $22.3 million for the third quarter of 1997 from $24.5 million in the third quarter of 1996 primarily due to the reasons discussed above and an increase in selling, general and administrative expenses of $0.3 million for the third quarter of 1997. The increase in selling, general and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

administrative expenses is primarily due to increases in research and development costs and travel and promotion costs associated with the launching of new products and international expansion offset by a decrease in employee compensation and incentives.

     Income from continuing operations decreased to $6.5 million or $0.26 per share for the third quarter of 1997 as compared to $7.4 million or $0.29 per share in the third quarter of 1996. The decrease is primarily due to the reasons cited above, offset by a decrease in interest and debt issuance expense of $1.7 million. The decrease in interest and debt issuance expense is primarily due to the effects of the Refinancing Plan, as previously discussed. Loss from discontinued operations in the third quarter of 1996 represents the loss on disposal of JPS Automotive and the operating losses of Perfect Fit and JPS Automotive which were sold during 1996. See Note 2 to the condensed consolidated financial statements for further discussion. The effective income tax rate for continuing operations increased to 38.1% for the third quarter of 1997 from 34.2% in the third quarter of 1996 primarily due to the impact in 1996 of an income tax benefit associated with the reversal of income tax valuation allowances.

     The extraordinary loss on early extinguishment of debt of approximately $0.4 million (net of income tax benefits of approximately $0.3 million) during the third quarter of 1996 relates to the write-off of debt issuance costs associated with the early extinguishment of $12.0 million of bank term loan borrowings.

39 Week Period Ended September 28, 1997 Compared to 39 Week Period Ended September 29, 1996

Results of Operations

     Net sales for 1997 were $702.4 million as compared to $696.3 million in 1996, an increase of $6.1 million or 0.9%. Carpet cushion products net sales for 1997 decreased 1.0% to $214.9 million from $217.2 million in 1996 primarily due to a change in product mix and competitive pricing pressure resulting from an excess supply of foam trim, the primary component of rebond carpet cushion. Cushioning products net sales for 1997 increased 4.4% to $167.6 million from $160.5 million in 1996 primarily due to an increase in net sales from both new and existing customers of bedding related products. Furniture products net sales for 1997 of $92.1 million were consistent as compared to net sales of $91.5 million for 1996. Automotive products net sales for 1997 decreased 2.2% to $171.4 million for 1997 from $175.2 million for 1996 primarily due to increased selling prices implemented during the first quarter of 1996 offset by reduced net sales volume in 1997 as compared to 1996 resulting from reduced car and light truck builds due to temporary production shut-downs at several Chrysler and Ford facilities, slower than expected start-up of several new platforms and labor strikes at both Chrysler and General Motors plants during the second quarter of 1997. Technical products net sales for 1997 increased 8.8% to $56.4 million from $51.9 million in 1996 primarily due to increased net sales volume.

     Gross profit as a percentage of net sales increased to 17.9% for 1997 from 16.4% in 1996 primarily due to selling price increases, improved material and production efficiencies and manufacturing cost containment which include (i) the impact during 1997 of the selling prices initiated in 1996 to offset previous raw material cost increases, (ii) favorable raw material efficiencies and (iii) an increased favorable impact of the 1995 restructuring and operational plan in 1997 as compared to 1996. These increases were offset by approximately $2.0 million of unrecovered raw material cost increases during the third quarter of 1997.

     Income from operations increased to $77.8 million for 1997 from $71.0 million in 1996 primarily due to improved gross profit margins as discussed above, offset by a $4.6 million increase in selling, general and administrative expenses for 1997 as compared to the comparable period for 1996. The increase in selling, general and administrative expenses is primarily due to increases in employee compensation and incentives, research and development costs, and travel and promotion costs associated with the launching of new products and international expansion.

     Income from continuing operations increased to $24.1 million or $0.94 per share for 1997 as compared to $19.8 million or $0.77 per share in 1996. The increase is primarily due to the reasons cited above. Loss from discontinued operations for 1996 represents the loss on the disposals of Perfect Fit and JPS Automotive and their

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

operating losses which were sold during 1996. See Note 2 to the condensed consolidated financial statements for further discussion. The effective income tax rate for continuing operations increased to 39.2% for 1997 from 38.5% in 1996 primarily due to the impact in 1996 of an income tax benefit associated with the reversal of income tax valuation allowances.

     The extraordinary loss on early extinguishment of debt during 1997 of approximately $42.6 million (net of income tax benefits of approximately $26.1 million) relates to premium and consent fee payments, the write-off of debt issuance costs associated with the early extinguishment of approximately $476.0 million of aggregate principal amount of debt in connection with the Refinancing Plan and other debt extinguishment during 1997. See Note 5 to the condensed consolidated financial statements for further discussion. The extraordinary loss on early extinguishment of debt of approximately $0.4 million (net of income tax benefits of approximately $0.3 million) during 1996 primarily relates to the write-off of debt issuance costs associated with the early extinguishment of $12.0 million of bank term loan borrowings.

Liquidity and Capital Resources

     Liquidity and Capital Resources

     The Company's operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures. The Company believes that cash flow from operating activities, cash on hand and periodic borrowings under revolving credit agreements, if necessary, will be adequate to meet its operating cash requirements. The ability to meet operating cash requirements could be impaired if the Company were to fail to comply with any of the covenants contained in its credit agreements or indentures and such noncompliance was not cured or waived by the lenders or bondholders. The Company was in compliance with such covenants as of September 28, 1997 and expects to be in compliance with such covenants for the foreseeable future. The ability of the Company to receive distributions from its subsidiaries is restricted by the terms of its existing financing agreements.

     Cash and cash equivalents decreased $20.3 million during 1997 to $1.9 million at September 28, 1997 from $22.2 million at December 29, 1996. The decrease in cash and cash equivalents was primarily due to: (i) $25.9 million of cash used for capital expenditures, (ii) $5.7 million of cash used for the purchase of treasury stock, (iii) $6.5 million of cash used for distributions and a loan to a shareholder, (iv) $10.6 million of cash used for financing activities after considering the decrease in restricted cash offset by (v) $30.4 million of cash provided by operating activities. The $10.6 million of cash used for financing activities reflects the: (a) $450.3 million repayment of long-term debt, (b) $15.6 million of cash used for debt issuance costs, (c) $42.5 million of cash used for premium and consent fee payments and other cash charges associated with the Refinancing Plan and other debt extinguishment offset by (d) $485.7 million of cash proceeds from long-term debt, revolving loans and short-term borrowings and (e) the decrease of restricted cash of $12.1 million. Cash flow from continuing operations decreased $4.9 million to $30.4 million for 1997 as compared to $35.3 million for 1996. Cash flow from continuing operations decreased for 1997 as compared to 1996 primarily due to the use of cash for operating assets offset by an increase in income from continuing operations.

     Working capital decreased $19.6 million for 1997 to $117.0 million at September 28, 1997 from $136.6 million at December 29, 1996. The decrease in working capital is primarily due to the $20.3 million decrease in cash, as previously discussed and a $10.0 million net increase in other current liabilities, offset by a $5.1 million increase in net operating assets and liabilities, as discussed below, and a $3.9 million decrease in short-term borrowings and current portion of long-term debt. The net operating assets and liabilities (comprised of accounts receivable, inventories and accounts payable) increased $5.1 million to $149.4 million at September 28, 1997 from $144.3 million at December 29, 1996 primarily due to an increase in accounts receivable offset by an increase in accounts payable and a decrease in inventories. The increase in accounts receivable is primarily due to an increase in net sales for September 1997 as compared to December 1996. The increase in accounts payable is primarily due to the timing of payments. The decrease in inventories is due to reduced levels of major chemicals and foam trim inventories offset by increased work-in-process inventories which is the result of increased production in September 1997 as compared to December 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During 1997, the Company spent approximately $25.9 million on capital expenditures and expects to maintain or reduce spending for capital expenditures for the foreseeable future since significant capital projects (e.g. the new Mexico City facility) are expected to be completed during 1997.

     As of September 28, 1997, there was approximately $31.0 million outstanding of revolving credit borrowings under the New Credit Facility with unused availability of approximately $102.6 million. Borrowings by Foamex Canada Inc. as of September 28, 1997 were approximately $2.9 million under a revolving credit agreement with unused availability of approximately $1.4 million. Borrowings by Foamex Latin America, Inc. as of September 28, 1997 were approximately $2.0 million under a revolving credit agreement with no availability.

     Interest Rate Swaps

     In connection with the Refinancing Plan, Foamex L.P.'s existing interest rate swap agreements with a notional amount of $300.0 million were considered to be effectively terminated since the underlying debt was extinguished. These interest rate swap agreements had an estimated fair value liability of $8.2 million  at  the  date  of  the  Refinancing  Plan  which  is  included  in  the extraordinary loss on the early extinguishment of debt. In lieu of a cash payment for the estimated fair value of the existing interest rate swap agreement, Foamex L.P. entered into an amendment of the existing interest rate swap agreements resulting in one interest rate swap agreement with a notional amount of $150.0 million through June 2007. Accordingly, the $8.2 million fair value liability has been recorded as a deferred credit which will be amortized as a reduction of interest and debt issuance expense on a straight-line basis over the life of the amended interest rate swap agreement. Under the amended interest rate swap agreement, Foamex L.P. is obligated to make fixed payments of 5.75% per annum through December 1997 and variable payments based on the higher of LIBOR at the beginning or the end of the period for the remainder of the agreement, in exchange for fixed payments by the swap partner at 6.44% per annum for the life of the agreement, payable semiannually in arrears. The amended interest rate swap agreement can be terminated by either party in June 2002, and annually thereafter, for a cash settlement based on the fair market value of the amended interest rate swap agreement. Interest and debt issuance expense is subject to fluctuations in LIBOR during the term of the swap agreement except during 1997. Foamex L.P. is exposed to credit loss in the event of nonperformance by the swap partner; however, the occurrence of this event is not anticipated. The effect of the interest rate swaps described above was a favorable adjustment to interest and debt issuance expense of $0.5 million and $0.9 million for the thirteen week periods ended September 28, 1997 and September 29, 1996, respectively, and $2.2 million and $2.8 million for the thirty-nine week periods ended September 28, 1997 and September 29, 1996, respectively.

     Environmental Matters

     The Company is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with the Company's compliance with such laws and regulations have not had a material adverse effect on its operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by the Company in connection with environmental matters as of September 28, 1997 was approximately $3.8 million. In addition, as of September 28, 1997 the Company has net receivables of approximately $1.0 million for indemnification of environmental liabilities from former owners, net of a $1.0 million allowance relating to potential disagreements regarding the scope of the indemnification. Although it is possible that new information or future developments could require the Company to reassess its potential exposure to all pending environmental matters, including those described in the footnotes to the Company's condensed consolidated financial statements, management believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position.

     The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated and that may be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Inflation and Other Matters

     There was no significant impact on the Company's operations as a result of inflation for the periods presented. In some circumstances, market conditions or customer expectations may prevent the Company from increasing the price of its products to offset the inflationary pressures that may increase its costs in the future. Effective in January 1997, the Company's operations in Mexico became subject to highly inflationary accounting for financial reporting purposes. Translation adjustments resulting from fluctuations in the exchange rate between the Mexican Peso and the U.S. dollar are included in the Company's consolidated statement of operations as compared to stockholders' equity (deficit). The effect of translation adjustments on the 1997 results of operations have not been material.

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

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (i) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS,
(ii) eliminating the modified treasury stock method and the three percent materiality provision and (iii) revising the contingent share provisions and the supplemental EPS data requirements. Fully diluted earnings per share under the provisions of SFAS No. 128 would not differ significantly from earnings per share presented on the consolidated statement of operations. In addition, under the provisions of SFAS No. 128, the Company would have reported the following basic per share information:

                                                         13 Week Periods Ended             39 Week Periods Ended
                                                    September 28,    September 29,     September 28,   September 29,
                                                         1997             1996              1997           1996
                                                                  (thousands except per share data)
     Basic loss per share                              $0.26          $(2.64)              $(0.73)         $(3.62)
     Weighted  average shares  outstanding            24,959          25,251               25,198          25,450

Part II - Other Information

Item 1.    Legal Proceedings

           Reference is made to the description of the legal proceedings contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996 and in the Company's Quarterly Reports on Form 10-Q for the fiscal quarters ended March 30, 1997 and June 29, 1997.

           The information from Notes 6 and 7 of the condensed consolidated financial statements of the Company as of September 28, 1997 (unaudited) is incorporated herein by reference.

Item 2.    Changes in Securities

           None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders.

           None.

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

3.1(a)          - Certificate of Limited Partnership of Foamex L.P.
3.2.1(a)        - Fourth Amended and Restated  Agreement of Limited  Partnership
                of Foamex  L.P.,  dated as of December  14,  1993,  by and among
                FMXI, Inc. ("FMXI") and Trace Foam Company, Inc. ("Trace Foam"),
                as general  partners,  and Foamex  International  Inc.  ("Foamex
                International"),   as  a  limited   partner  (the   "Partnership
                Agreement").
3.2.2(b)        - First Amendment to the Partnership  Agreement,  dated June 28,
                1994.
3.2.3(c)        - Second Amendment to the Partnership Agreement,  dated June 12,
                1997.
3.3(a)          - Certificate of Incorporation of FMXI.
3.4(a)          - By-laws of FMXI.
3.5(k)          - Certificate of  Incorporation  of Foamex  Capital  Corporation
                ("FCC").
3.6(k)          - By-laws of FCC.
3.7(g)          - Certificate of Incorporation of General Felt Industries,  Inc.
                ("General Felt").
3.8(g)          - By-laws of General Felt.
3.9(p)          - Certificate of Incorporation of Foamex Fibers,  Inc.  ("Foamex
                Fibers")
3.10(p)         - By-laws of Foamex Fibers.
3.11(a)         - Certificate of Incorporation of Foamex International.
3.12(a)         - By-laws of Foamex International.
4.1.1(d)        -  Indenture,  dated as of June 12,  1997,  by and among  Foamex
                L.P.,  FCC, the Subsidiary  Guarantors and The Bank of New York,
                as  Trustee,   relating  to  $150,000,000  principal  amount  of
                9 7/8% Senior Subordinated Notes due 2007, including the form of Senior Subordinated Note and Subsidiary Guarantee.

4.1.2(d)        - Registration  Rights Agreement,  dated as of June 12, 1997, by and among Foamex L.P., FCC, General Felt, Foamex Fibers, and all future direct or indirect  domestic  subsidiaries of Foamex L.P.
                or FCC, and Donaldson, Lufkin & Jenrette Securities Corporation,
                Salomon  Brothers Inc. and Scotia  Capital  Markets,  as Initial
                Purchasers.
4.2.1(e)        -  Indenture,  dated as of June 3, 1993,  among  Foamex L.P. and
                FCC, as joint and several obligors,  General Felt, as Guarantor, and Shawmut Bank, National Association ("Shawmut"),  as trustee, relating  to  $160,000,000  principal  amount  of 9 1/2%  Senior
                Secured  Notes due 2000,  including  the form of Senior  Secured
                Note.
4.2.2(a)        - First Supplemental  Indenture,  dated as of November 18, 1993, among Foamex L.P. and FCC, as Issuers,  General Felt and Perfect
                Fit Industries, Inc. ("Perfect Fit"), as Guarantors and Shawmut,
                as trustee, relating to the Senior Secured Notes.
4.2.3(a)        - Second Supplemental Indenture,  dated as of December 14, 1993, among Foamex L.P. and FCC, as Issuers, Foamex L.P., General Felt
                and Perfect Fit, as Guarantors and Shawmut, as trustee, relating to the Senior Secured Notes.
4.2.4(f)        - Third Supplemental  Indenture,  dated as of August 1, 1996, by and among  Foamex  L.P.  and FCC, as Issuers,  Foamex  L.P.,  as parent  guarantor,  General Felt, as guarantor,  Perfect Fit, as withdrawing  guarantor,  and Fleet National Bank  ("Fleet"),  as trustee relating to the Senior Secured Notes.
4.2.5(c)        - Fourth  Supplemental  Indenture,  dated as of May 28, 1997, by and among  Foamex  L.P.  and FCC, as Issuers,  Foamex  L.P.,  as
                Parent  Guarantor,  General Felt, as  Guarantor,  and Fleet,  as
                Trustee.
4.2.6(e)        - Company Pledge Agreement,  dated as of June 3, 1993, by Foamex
                L.P.  in favor of  Shawmut,  as trustee  for the  holders of the
                Senior Secured Notes.
4.2.7(p)        - Amendment  No. 1 to Company  (Foamex  L.P.) Pledge  Agreement,
                dated June 12, 1997.
4.2.8(e)        - Company Pledge Agreement,  dated as of June 3, 1993, by FCC in favor of  Shawmut,  as  trustee  for the  holders  of the Senior
                Secured Notes.
4.2.9(p)        - Amendment No. 1 to Company (FCC) Pledge Agreement,  dated June
                12, 1997.
4.2.10(e)       -  Subsidiary  Pledge  Agreement,  dated as of June 3, 1993,  by
                General Felt in favor of Shawmut,  as trustee for the holders of the Senior Secured Notes.
4.2.11(p)       - Amendment No. 1 to Subsidiary (General Felt) Pledge Agreement,
                dated June 12, 1997.
4.2.12(e)       -  Company  Security  Agreement,  dated as of June 3,  1993,  by
                Foamex  L.P.  and FCC in favor of  Shawmut,  as trustee  for the holders of the Senior Secured Notes.
4.2.13(p)       - Amendment  No. 1 to  Company,  Foamex  L.P.  and FCC  Security
                Agreement, dated June 12, 1997.
4.2.14(e)       - Subsidiary  Security  Agreement,  dated as of June 3, 1993, by
                General Felt in favor of Shawmut,  as trustee for the holders of the Senior Secured Notes.
4.2.15(p)       - Amendment  No. 1 to  Subsidiary  Security  Agreement  (General
                Felt), dated June 12, 1997.
4.2.16(e)       - Collateral  Assignment of Patents and Trademarks,  dated as of
                June 3, 1993, by Foamex L.P. in favor of Shawmut, as trustee for the holders of the Senior Secured Notes.
4.2.17(p)       -  Amendment  No. 1 to  Collateral  Assignment  of  Patents  and
                Trademarks (Foamex L.P.), dated June 12, 1997.
4.2.18(e)       - Collateral  Assignment of Patents and Trademarks,  dated as of
                June 3, 1993,  by FCC in favor of  Shawmut,  as trustee  for the holders of the Senior Secured Notes.
4.2.19(p)       -  Amendment  No. 1 to  Collateral  Assignment  of  Patents  and
                Trademarks (FCC), dated June 12, 1997.
4.2.20(e)       - Collateral  Assignment of Patents and Trademarks,  dated as of
                June 3, 1993,  by General  Felt in favor of Shawmut,  as trustee for the holders of the Senior Secured Notes.
4.2.21(p)       -  Amendment  No.1  to  Collateral  Assignment  of  Patents  and
                Trademarks (General Felt), dated June 12, 1997.
4.2.22(p)       - Amended and Restated  Receivables  Security Agreement,  by and
                among Fleet  National  Bank,  Citicorp USA, Inc. and The Bank of
                Nova Scotia, dated as of June 12, 1997.
4.2.23(p)       -  Intercreditor  Agreement  by and among Fleet,  Citicorp  USA,
                Inc.,  and The Bank of Nova  Scotia,  dated as of June 12,  1997
                (re: Senior Secured Notes).
4.3             - Intentionally omitted.

4.4             - Intentionally omitted.
4.5.1(d)        - Credit  Agreement,  dated as of June 12,  1997,  by and  among
                Foamex L.P.,  General Felt,  Trace Foam,  FMXI, the institutions from time to time party  thereto as  lenders,  the  institutions from time to time party thereto as issuing  banks,  and Citicorp
                USA, Inc. and The Bank of Nova Scotia, as Administrative Agents.
4.5.2(p)        - Foamex International  Guaranty,  dated as of June 12, 1997, in favor of Citicorp USA, Inc., as Collateral Agent.
4.5.3(p)        - Partnership Guaranty, dated as of June 12, 1997, made by Trace
                Foam and FMXI in favor of  Citicorp  USA,  Inc.,  as  Collateral
                Agent.
4.5.4(p)        - Foamex  Guaranty,  dated as of June 12,  1997,  made by Foamex
                L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.5.5(p)        - GFI Guaranty,  dated as of June 12, 1997, made by General Felt in favor of Citicorp USA, Inc., as Collateral Agent.
4.5.6(p)        - Subsidiary Guaranty, dated as of June 12, 1997, made by Foamex
                Fibers in favor of Citicorp USA, Inc., as Collateral Agent.
4.5.7(p)        - Subsidiary Guaranty, dated as of June 12, 1997, made by Foamex
                Latin  America,   Inc.  in  favor  of  Citicorp  USA,  Inc.,  as
                Collateral Agent.
4.5.8(p)        - Subsidiary Guaranty, dated as of June 12, 1997, made by Foamex
                Mexico,  Inc.  in favor of Citicorp  USA,  Inc.,  as  Collateral
                Agent.
4.5.9(p)        - Subsidiary Guaranty, dated as of June 12, 1997, made by FCC in favor of Citicorp USA, Inc., as Collateral Agent.
4.5.10(p)       - Subsidiary Guaranty, dated as of June 12, 1997, made by Foamex
                Mexico II, Inc. in favor of Citicorp  USA,  Inc.,  as Collateral
                Agent.
4.5.11(p)       - Subsidiary Guaranty, dated as of June 12, 1997, made by Foamex
                Asia, Inc. in favor of Citicorp USA, Inc., as Collateral Agent.
4.5.12(p)       - Partnership Pledge Agreement,  dated as of June 12, 1997, made by Trace Foam Company,  Inc., FMXI, and Foamex  International in
                favor of Citicorp USA, Inc., as Collateral Agent.
4.5.13(p)       - Foamex Pledge  Agreement,  dated as of June 12, 1997,  made by
                Foamex L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.5.14(p)       - GFI  Pledge  Agreement,  dated  as of June 12,  1997,  made by
                General  Felt in favor of  Citicorp  USA,  Inc.,  as  Collateral
                Agent.
4.5.15(p)       - Subsidiary Pledge  Agreement,  dated as of June 12, 1997, made by FCC in favor of Citicorp USA, Inc., as Collateral Agent.
4.5.16(p)       - Subsidiary Pledge  Agreement,  dated as of June 12, 1997, made by Foamex Fibers in favor of Citicorp  USA,  Inc., as Collateral
                Agent.
4.5.17(p)       - Subsidiary Pledge  Agreement,  dated as of June 12, 1997, made by Foamex Latin America, Inc. in favor of Citicorp USA, Inc., as
                Collateral Agent.
4.5.18(p)       - Subsidiary Pledge  Agreement,  dated as of June 12, 1997, made by  Foamex  Asia,  Inc.  in  favor of  Citicorp  USA,  Inc.,  as
                Collateral Agent.
4.5.19(p)       - Subsidiary Pledge  Agreement,  dated as of June 12, 1997, made by Foamex  Mexico,  Inc.  in favor of  Citicorp  USA,  Inc.,  as
                Collateral Agent.
4.5.20(p)       - Subsidiary Pledge  Agreement,  dated as of June 12, 1997, made by Foamex  Mexico II, Inc. in favor of Citicorp  USA,  Inc.,  as
                Collateral Agent.
4.5.21(p)       - Foamex Security Agreement,  dated as of June 12, 1997, made by
                Foamex L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.5.22(p)       - GFI Security  Agreement,  dated as of June 12,  1997,  made by
                General  Felt in favor of  Citicorp  USA,  Inc.,  as  Collateral
                Agent.
4.5.23(p)       - Subsidiary Security Agreement, dated as of June 12, 1997, made by Foamex Fibers in favor of Citicorp  USA,  Inc., as Collateral
                Agent.
4.5.24(p)       - Subsidiary Security Agreement, dated as of June 12, 1997, made by Foamex Latin America, Inc. in favor of Citicorp USA, Inc., as
                Collateral Agent.
4.5.25(p)       - Subsidiary Security Agreement, dated as of June 12, 1997, made by Foamex  Mexico,  Inc.  in favor of  Citicorp  USA,  Inc.,  as
                Collateral Agent.

4.5.26(p)       - Subsidiary Security Agreement, dated as of June 12, 1997, made by Foamex  Mexico II, Inc. in favor of Citicorp  USA,  Inc.,  as
                Collateral Agent.
4.5.27(p)       - Subsidiary Security Agreement, dated as of June 12, 1997, made by  Foamex  Asia,  Inc.  in  favor of  Citicorp  USA,  Inc.,  as
                Collateral Agent.
4.5.28(p)       - Subsidiary Security Agreement, dated as of June 12, 1997, made by FCC in favor of Citicorp USA, Inc., as Collateral Agent.
4.6             - Commitment letter,  dated July 17, 1997, from The Bank of Nova
                Scotia to Foamex Canada Inc.
4.7(a)          - Subordinated  Promissory Note, dated as of May 6, 1993, in the original principal amount of $7,014,864  executed by Foamex L.P.
                to John Rallis ("Rallis").
4.8(a)          - Marely Loan  Commitment  Agreement,  dated as of December  14,
                1993, by and between Foamex L.P. and Marely s.a. ("Marely").
4.9(a)          - DLJ Loan Commitment Agreement,  dated as of December 14, 1993,
                by  and  between  Foamex  L.P.  and  DLJ  Funding,   Inc.  ("DLJ
                Funding").
4.10.1(p)       -  Promissory  Note,  dated  June  12,  1997,  in the  aggregate principal  amount of  $5,000,000,  executed by Trace Holdings to
                Foamex L.P.
4.10.2(p)       -  Promissory  Note,  dated  June  12,  1997,  in the  aggregate principal  amount of  $4,794,828,  executed by Trace Holdings to
                Foamex L.P.
10.1.1(p)       -  Amendment  to  Master  Agreement,  dated as of June 5,  1997, between Citibank, N.A. and Foamex L.P.
10.1.2(p)       -  Amended  confirmation,  dated  as of June 13,  1997,  between
                Citibank, N.A. and Foamex L.P.
10.2(h)         - Reimbursement  Agreement,  dated as of March 23, 1993, between
                Trace Holdings and General Felt.
10.3(h)         -  Shareholder   Agreement,   dated  December  31,  1992,  among
                Recticel, s.a. ("Recticel"), Recticel Holding Noord B.V., Foamex
                L.P.,  Beamech Group  Limited,  LME-Beamech,  Inc.,  James Brian
                Blackwell,  and Prefoam AG relating to foam  technology  sharing arrangement.
10.4.1(k)       - Asset Transfer Agreement, dated as of October 2, 1990, between
                Trace  Holdings  and Foamex  L.P.  (the  "Trace  Holdings  Asset
                Transfer Agreement").
10.4.2(k)       - First  Amendment,  dated as of December 19, 1991, to the Trace
                Holdings Asset Transfer Agreement.
10.4.3(k)       - Amended and Restated Guaranty,  dated as of December 19, 1991, made by Trace Foam in favor of Foamex L.P.
10.5.1(k)       - Asset Transfer Agreement, dated as of October 2, 1990, between
                Recticel  Foam  Corporation  ("RFC") and Foamex  L.P.  (the "RFC
                Asset Transfer Agreement").
10.5.2(k)       - First  Amendment,  dated as of December 19,  1991,  to the RFC
                Asset Transfer Agreement.
10.5.3(k)       - Schedule 5.03 to the RFC Asset  Transfer  Agreement (the "5.03
                Protocol").
10.5.4(h)       - The 5.03 Protocol  Assumption  Agreement,  dated as of October
                13,  1992,  between  RFC and  Foamex  L.P.  10.5.5(h)  n  Letter
                Agreement  between  Trace  Holdings and Recticel  regarding  the
                Recticel Guaranty, dated as of July 22, 1992.
10.6(l)         - Supply Agreement, dated June 28, 1994, between Foamex L.P. and
                Foamex International.
10.7.1(l)       - First Amended and Restated Tax Sharing Agreement,  dated as of
                December 14,  1993,  among  Foamex  L.P.,  Trace Foam,  FMXI and
                Foamex International.
10.7.2(d)       - First Amendment to Amended and Restated Tax Sharing  Agreement
                of Foamex L.P.,  dated as of June 12, 1997,  by and among Foamex
                L.P., Foamex International, FMXI and Trace Foam.
10.8.1(m)       - Tax Distribution  Advance Agreement,  dated as of December 11,
                1996, by and between Foamex L.P. and Foamex-JPS Automotive.
10.8.2(d)       - Amendment No. 1 to Tax Distribution  Advance Agreement,  dated as of June 12,  1997,  by and  between  Foamex  L.P.  and Foamex
                International.
10.9.1(h)       - Trace Foam Management  Agreement between Foamex L.P. and Trace
                Foam, dated as of October 13, 1992.
10.9.2(l)       - Affirmation  Agreement re: Management  Agreement,  dated as of
                December 14, 1993, between Foamex L.P. and Trace Foam.
10.9.3(d)       - First Amendment to Management Agreement,  dated as of June 12,
                1997, by and between Foamex L.P. and Trace Foam.

10.10.1(k)      - Salaried Incentive Plan of Foamex L.P. and Subsidiaries.
10.10.2(k)      - Trace Holdings 1987 Nonqualified Stock Option Plan.
10.10.3(k)      - Equity Growth Participation Program.
10.10.4(o)      - The Foamex L.P.  Salaried  Pension Plan  (formerly the General
                Felt Industries,  Inc. Retirement Plan for Salaried  Employees),
                effective as of January 1, 1995.
10.10.5(u)      - The Foamex L.P.  Hourly  Pension  Plan  (formerly  "The Foamex
                Products  Inc.  Hourly  Employee  Retirement  Plan),  as amended
                December 31, 1995.
10.10.6(u)      - Foamex L.P. 401(k) Savings Plan effective October 1, 1997.
10.10.7(a)      - Foamex L.P.'s 1993 Stock Option Plan.
10.10.8(a)      - Foamex L.P.'s Non-Employee Director Compensation Plan.
10.11.1(o)      -  Employment  Agreement,  dated as of February 1, 1994,  by and between Foamex L.P. and William H. Bundy.
10.11.2(q)      -  Employment  Agreement,  dated  as of July  26,  1995,  by and between Foamex L.P. and Salvatore J. Bonanno.
10.12.1(a)      - Warrant Exchange Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and Marely.
10.12.2(a)      - Warrant Exchange Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and DLJ Funding.
10.13(t)        - Warrant Exchange Agreement,  dated as of June 29, 1997, by and between Foamex International and Shawmut Bank.
10.14(o)        - Stock  Purchase  Agreement,  dated as of December 23, 1993, by and  between  Transformacion  de Espumas u Fieltros,  S.A.,  the stockholders which are parties thereto, and Foamex L.P.
10.15(r)        - Asset Purchase Agreement,  dated as of August 29, 1997, by and among General  Felt,  Foamex L.P.,  Bretlin,  Inc. and The Dixie
                Group.
10.15.1(s)      - Addendum to Asset Purchase  Agreement,  dated as of October 1,
                1997, by and among General Felt, Foamex L.P., Bretlin,  Inc. and
                The Dixie Group.
27              - Financial Data Schedule.

----------------------------

(a)  Incorporated   herein  by  reference  to  the  Exhibit  to  Foamex   L.P.'s
     Registration Statement on Form S-1, Registration No. 33-69606.

(b) Incorporated herein by reference to the Exhibit to the Form 10-K of Foamex for the fiscal year ended January 1, 1995.

(c) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Foamex reporting an event that occurred May 28, 1997.

(d) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Foamex reporting an event that occurred June 12, 1997.

(e) Incorporated herein by reference to the Exhibit to the Registration Statement of Foamex and FCC on Form S-4, Registration No. 33-65158.

(f) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex for the quarterly period ended June 30, 1996.

(g) Incorporated herein by reference to the Exhibit to the Registration Statement of Foamex, FCC and General Felt on Form S-1, Registration Nos. 33-60888, 33-60888-01, and 33-60888-02.

(h) Incorporated herein by reference to the Exhibit to the Form 10-K Statement of Foamex and FCC for fiscal 1992.

(i) Incorporated herein by reference to the Exhibit to the Form 10-K of Foamex L.P. for fiscal 1994.

(j) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex for the quarterly period ended September 30, 1996.

(k) Incorporated herein by reference to the Exhibit to the Registration Statement of Foamex and FCC on Form S-1, Registration Nos. 33-49976 and 33-49976-01.

(l) Incorporated herein by reference to the Exhibit to the Registration Statement of FJPS, FJCC and Foamex L.P. on Form S-4, Registration No. 33-82028.

(m) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex for the fiscal year ended December 29, 1996.

(n) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex for the quarterly period ended July 2, 1995.

(o) Incorporated herein by reference to the Exhibit to the Form 10-K of Foamex L.P. for fiscal 1993.

(p) Incorporated herein by reference to the Exhibit in the Registration Statement of Foamex on Form S-4, Registration No. 333-30291.

(q) Incorporated herein by reference to the Exhibit to the Form 10-K of Foamex L.P. for the fiscal year ended December 31, 1995.

(r) Incorporated herein by reference to the Current Report on Form 8-K of Foamex L.P. reporting an event that occurred on August 29, 1997.

(s) Incorporated herein by reference to the Current Report on Form 8-K of Foamex L.P. reporting an event that occurred on October 6, 1997.

(t) Incorporated by reference to the Exhibit to the Form 10-Q of Foamex International for the quarterly period ended July 3, 1994.

(u) Incorporated by reference to the Exhibit to the Form 10-Q of Foamex L.P. for the quarterly period ended September 28, 1997.

     Certain instruments defining the rights of security holders have been excluded herefrom in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

         (b) Foamex L.P. filed the following Current Reports on Form 8-K:

              Form 8-K reporting an event that occurred on August 29, 1997.

              Form 8-K reporting an event that occurred on October 6, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FOAMEX INTERNATIONAL INC.


Date:   November 12, 1997                 By: /s/ Kenneth R. Fuette
                                              -------------------------
                                              Kenneth R. Fuette
                                              Chief Financial Officer