Form 10-K405
period 1997-12-28
FOAMEX INTERNATIONAL INC
filed 1998-04-13
CIK 912908

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                   For the fiscal year ended December 28, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of April 6, 1998 was $228,650,566.

     The number of shares outstanding of the registrant's common stock as of April 6, 1998 was 25,003,475.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Form 10-K shall be contained in an amendment to this Form 10-K to be filed by April 27, 1998.

                            FOAMEX INTERNATIONAL INC.

                                      INDEX

                                                                            Page
Part I
         Item  1.     Business                                               3
         Item  2.     Properties                                            11
         Item  3.     Legal Proceedings                                     11
         Item  4.     Submission of Matters to a Vote                       14
                            of Security Holders

Part II
         Item  5.     Market for Registrant's Common Equity and             14
                            Related Stockholder Matters
         Item  6.     Selected Consolidated Financial Data                  15
         Item  7.     Management's Discussion and Analysis                  17
                            of Financial Condition and Results
                            of Operations
         Item  8.     Financial Statements and Supplementary Data           25
         Item  9.     Changes in and Disagreements with Accountants         25
                            on Accounting and Financial Disclosure

Part III
         Item 10.     Directors and Executive Officers of the Registrant    25
         Item 11.     Executive Compensation                                25
         Item 12.     Security Ownership of Certain Beneficial Owners       25
                            and Management
         Item 13.     Certain Relationships and Related Transactions        25

Part IV
         Item 14.     Exhibits, Financial Statement Schedules               26
                            and Reports on Form 8-K

         Signatures                                                         32


          The Registrant will furnish a copy of any exhibit to this Form 10-K upon the payment of a fee equal to the Registrant's reasonable expense in furnishing such exhibit.

PART I
ITEM l.  BUSINESS

General

     Foamex International Inc. (the "Company") is a holding company which is engaged primarily in the business of manufacturing and distributing quality flexible polyurethane foam and advanced polymer foam products. As of April 6, 1998, the Company's operations are conducted through its wholly-owned subsidiaries, Foamex L.P. and Foamex Carpet Cushion, Inc. ("Foamex Carpet"). The Company was incorporated in 1993 and is the successor of Foamex L.P.

     On March 16, 1998, the Company announced that its Board of Directors received an unsolicited buyout proposal from Trace International Holdings, Inc. ("Trace Holdings"), the Company's principal stockholder. Trace Holdings proposed to acquire all of the outstanding common stock of the Company not currently owned by Trace Holdings and its subsidiaries for a cash price of $17.00 per share. Also, Trace Holdings informed the Board of Directors that financing for the buyout transaction would be arranged through Donaldson, Lufkin & Jenrette Securities Corporation and The Bank of Nova Scotia/Scotia Capital Markets. As of March 16, 1998, Trace Holdings and its subsidiaries beneficially owned approximately 11,475,000 shares or approximately 46% of the outstanding common stock of the Company. In response to Trace Holding's offer, the Company's Board of Directors has appointed a special committee to determine the advisability and fairness of the proposed buyout to the Company's stockholders other than Trace Holdings and its subsidiaries. Trace Holding's proposed buyout is subject to a number of conditions, including the negotiations of definitive documents (which are expected to contain customary closing conditions); the filing of a disclosure statement and other documents with the Securities and Exchange Commission; regulatory filings; and approval of the transaction by a majority of the Company's stockholders.

     On February 27, 1998, the Company and certain of its affiliates completed a series of transactions designed to simplify the Company's structure and to provide future operational flexibility. Prior to the consummation of these transactions, the Company defeased the $4.5 million outstanding principal amount of its 9 1/2% senior secured notes due 2000. Foamex L.P. settled its intercompany payables to General Felt Industries, Inc. ("General Felt") with $4.8 million in cash and a $34.0 million principal amount promissory note supported by a $34.5 million letter of credit under the Foamex L.P. credit facility (the "Foamex/GFI Note"). The initial transaction resulted in the transfer from Foamex L.P. to Trace Foam LLC of all of the outstanding common stock of General Felt, in exchange for (i) the assumption by Trace Foam LLC of $129.0 million of Foamex L.P.'s indebtedness and (ii) the transfer by Trace Foam LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result, General Felt ceased being a subsidiary of Foamex L.P. and was relieved from all obligations under Foamex L.P.'s 9 7/8% senior subordinated notes due 2007 and 13 1/2% senior subordinated notes due 2005. Upon consummation of the initial transaction, Foamex Carpet, a newly formed wholly-owned subsidiary of the Company, the Company, Trace Foam LLC, and General Felt entered into an Asset Purchase Agreement dated February 27, 1998, in which General Felt sold substantially all of its assets (other than the Foamex/GFI Note and its operating facility in Pico Rivera, California) to Foamex Carpet in exchange for
(i) $20.0 million in cash and (ii) a promissory note issued by Foamex Carpet to Trace Foam LLC in the amount of $70.2 million. The $20.0 million cash payment was funded with a distribution by Foamex L.P. Upon consummation of these transactions contemplated by the Asset Purchase Agreement, Foamex Carpet entered into a credit agreement with these institutions from time to time party thereto, as issuing banks, and Citicorp USA, Inc. and The Bank of Nova Scotia, as administrative agents, which provides for up to $20.0 million in revolving credit borrowings. These transactions were accounted for in a manner similar to a pooling of interests since the entities were under common control. Foamex Carpet will conduct the carpet cushion business previously conducted by General Felt. Also, Trace Foam LLC has retained ownership of one of General Felt's operating facilities which is being leased to Foamex Carpet and the $34.0 million Foamex/GFI Note.

     On December 23, 1997, the Company acquired Crain Industries, Inc. ("Crain") pursuant to a merger agreement with Crain Holdings Corp. for a purchase price of approximately $213.7 million, including the assumption of debt with a face value of approximately $98.6 million (and an estimated fair value of approximately $112.3 million) (the "Crain Acquisition"). In addition, fees and expenses associated with the Crain Acquisition are approximately $13.2 million. The Crain Acquisition provided a fully integrated manufacturer, fabricator and distributor of a broad range of flexible polyurethane foam and foam products which are sold to a diverse customer base, principally in the furniture, bedding and carpet cushion markets. In connection with the Crain Acquisition, the Company approved a restructuring/consolidation plan for the two entities. The Company recorded restructuring charges of $21.1 million relating to restructuring the Company's operations in connection with the Crain Acquisition and related transactions. In addition, the Company recorded approximately $1.5 million of severance and related costs and $8.5 million for costs associated with the shut down and consolidation of certain acquired facilities.

     On October 6, 1997, the Company sold its needlepunch carpeting, tufted carpeting and artificial grass products business, located in Dalton, Georgia to Bretlin, Inc., a subsidiary of The Dixie Group, Inc. The sales price was approximately $41.0 million, net of post-closing adjustments which were finalized in December 1997. The Company used the net proceeds of the sale to reduce borrowings under the Foamex L.P. credit facility by approximately $38.8 million.

     On June 12, 1997, the Company substantially completed a refinancing plan (the "Refinancing Plan") designed to reduce the Company's interest expense and increase its financing flexibility. The Refinancing Plan included a tender offer to purchase $489.7 million of the Company's public debt, the payment of $5.2 million of Foamex L.P.'s term loan borrowings under an existing credit facility and the payment of related fees and expenses. In addition, the tender offer included amending the existing indentures to remove substantially all of the restrictive covenants. The Company purchased $459.0 million of public debt under the tender offer and incurred an extraordinary loss on the early extinguishment of debt of approximately $42.0 million (net of income tax benefit of $25.7 million). The Refinancing Plan was funded by $347.0 million of borrowings under a new credit facility (the "Credit Facility") and the net proceeds from the issuance of $150.0 million principal amount of senior subordinated notes. As a result of the Refinancing Plan, the Company's total long-term debt increased by $63.9 million. The Company expects the Refinancing Plan to result in decreased interest expense as compared to the debt structure prior to the Refinancing Plan, assuming no material changes in interest rates. The Company's future interest expense will vary based on a variety of factors, including fluctuations in interest rates in general. As a result of the Refinancing Plan, variable rate debt comprised a larger percentage of the Company's overall indebtedness than in the past, and as a result, future fluctuations in interest rates will have a greater impact on the Company's interest expense than in the past.

     On October 1, 1997, the Company redeemed approximately $26.2 million of the approximately $30.7 million of the Company's outstanding public debt that was not tendered as part of the Refinancing Plan. These redemptions were funded with borrowings under the Credit Facility. In connection with these redemptions, the Company incurred an extraordinary loss on the early extinguishment of debt of approximately $1.3 million (net of income taxes). The remaining outstanding public debt of approximately $4.5 million that was not tendered as part of the Refinancing Plan was defeased in February 1998.

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Annual Report on Form 10-K and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements, such as raw material price increases, general economic conditions, the level of automotive production, carpet cushion production and housing starts, the implementation of the restructuring/consolidation plan and changes in environmental legislation and environmental conditions. The forward-looking statements contained in this Annual Report on Form 10-K were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will be realized or that actual results will not be significantly higher or lower. The forward-looking statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Annual Report on Form 10-K should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Annual Report on Form 10-K. The inclusion of the forward-looking statements contained in this Annual Report on Form 10-K should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Annual Report on Form 10-K will be achieved. In light of the foregoing, readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein.

     The principal executive offices of the Company are located at 1000 Columbia Avenue, Linwood, Pennsylvania 19061 and its telephone number is (610) 859-3000.

     References in this Annual Report on Form 10-K to the "Company" mean Foamex International Inc. and, where relevant, its subsidiaries.

Flexible Polyurethane Foam Products

     The Company is a manufacturer and distributor of quality flexible polyurethane foam and advanced polymer foam products designed to satisfy the specific needs of customers. The Company's manufacturing and distribution facilities enable it to source production efficiently and meet the needs of its customers throughout North America. Such facilities are also important for satisfying all of the foam requirements of large national customers in a timely and cost effective manner.

     The Company operates in the foam products business segment with net sales being derived from six major product categories: carpet cushion, cushioning foams, furniture foams, automotive foams, consumer products and specialty and technical foams. The Company added the consumer products category in connection with the December 23, 1997 Crain Acquisition, therefore, historical operations will not include the consumer products category. Management's Discussion and Analysis of Financial Condition and Results of Operations provides net sales by product category for the past three fiscal years.

     The introduction of new products and new applications for existing products is an integral component of the Company's growth strategy. During the last several years, the Company introduced ReflexJ for the bedding, furniture and other cushioning industries using patented variable pressure foaming technology ("VPF(TM)"). The Company also introduced Plushlife(TM) for the carpet cushion markets and Powerthane(TM) for automotive applications. In addition, the Company developed new automotive foam applications, including thermoformable foam headliners and energy absorbing foams. The Company's relationships with its customers allow the Company to work with customers during the design phase for new products and new applications for existing products, thereby increasing the likelihood that the Company will be a principal supplier for these products.

     Carpet Cushion

     The Company is one of the largest manufacturers and distributors of prime, bonded, sponge rubber and felt carpet cushion in North America. Prime carpet cushion is made from polyurethane foam buns, whereas bonded carpet cushion is made from various types of scrap foam which are shredded into small pieces, processed and then bonded using a chemical adhesive. In February 1997, the Company introduced Plushlife(TM), a proprietary bonded carpet cushion product, which combines two cushions into a single structure to absorb the energy of foot traffic and enhance comfort.

     The Company's carpet cushion products are marketed through floor covering retailers such as Sears, Shaw Industries and Home Depot.

     Cushioning Foams

     The Company is one of the largest manufacturers of cushioning foams in North America. The Company manufactures and sells flexible polyurethane foam and polyester fiber to bedding and other cushioning manufacturers both directly and indirectly through independent fabrication operations. These foams are used by the bedding industry in quilts, toppers, cores and border rolls for mattresses. Cushioning foams are generally sold in large volumes on a regional basis because of high shipping costs. Due to its size and the strategic location of its production facilities, the Company believes it will continue to have an advantage over regional producers in supplying large national accounts with all of their foam requirements.

     The development and introduction of value added products continues to be a priority of the Company and has included (i) Relex(TM) discussed below, (ii) viscoelastic or "memory" foams for the bedding industry, which maintain their resiliency better than other foams and materials and (iii) Latex Plus(TM), a urethane-based replacement for latex, a material used in bedding products. One of the Company's most recent product introductions is Reflex(TM) for the cushioning and furniture industries which was created using the VPF(TM) manufacturing process. Reflex(TM) materials, which include cushion wraps and cushion cores, are advanced polymer cushioning products designed to improve comfort, quality and durability.

     The Company's cushioning foams for bedding products are sold to mattress customers, such as Sealy, Simmons, Serta, and Spring Air Company, both directly and indirectly through independent fabrication operations located across the United States. The Company also sells cushioning foam for use in a number of other markets.

     Furniture Foams

     The Company manufactures and sells flexible polyurethane foam and polyester fiber to furniture manufacturers both directly and indirectly through independent fabrication operations. These foams are used by the furniture industry for seating products. These foams are generally sold in large volumes on a regional basis because of high shipping costs. Due to its size and the strategic location of its production facilities, the Company believes it will continue to have an advantage over regional producers in supplying large national accounts with all of their foam requirements.

     The development and introduction of value added products continues to be a priority of the Company and has included Reflex(TM) materials, which include cushion wraps and cushion cores, are advanced polymer cushioning products designed to improve comfort, quality and durability in upholstered furniture.

     The Company supplies cut-to-size seat cushions, back and other pieces to the furniture industry, including to Berkline, Action, and Schnadig. The use of these foams also include packaging materials for products such as computer and electronic components and applications in certain sporting good products and in recreational vehicles.

     Automotive Foams

     The Company is one of the largest suppliers of foam requirements for the North American operations of automotive manufacturers. Depending on the automotive manufacturer and/or the application, foam is supplied by the Company either directly to the manufacturer or indirectly through sub-suppliers. Automotive foams are used for trim pads, door panel parts, headliners, acoustical purposes, flame and adhesive laminates and rolls for tri-lamination. Tri-laminated foam is applied to automotive fabrics to form a foam/fabric composite that results in cost savings and aesthetic value for the automotive manufacturer.

     The domestic automotive manufacturers have narrowed their supply base during recent years, increasing the percentage and dollar amount of components that they purchase from outside suppliers. As a result, a smaller number of companies are supplying an increasing percentage of these manufacturers' needs. The Company believes it has benefited from this trend, which favors suppliers with quality facilities and products, cost efficient plants, long-standing relationships, strong design, technical and product development support and broad product lines. Also, automotive suppliers are increasingly offering integrated systems which lower the overall cost and improve quality relative to previous sourcing methods in which individually sourced components were assembled and installed.

     The Company has a strategic alliance with Recticel, s.a. ("Recticel") to design, manufacture and market polyurethane products for the automotive industry in order to meet the worldwide requirements of automotive manufacturers and major tier one suppliers such as Lear Corporation, Johnson Controls, Inc., and Delphi Interiors and Lighting. Under this alliance, both companies will jointly supply the automotive suppliers, with products manufactured in North America by the Company and in Europe by Recticel.

     The Company's new product development and flexible manufacturing capabilities allow it to produce quality products to satisfy changing specifications. Examples of the Company's ability to react to changing industry requirements include thermoformable headliners, tri-laminates, advanced cutting technology and energy absorbing foams. For example, the Company is one of the first suppliers to introduce a thermoformable headliner, Customfit(TM), made from rigid polyurethane foam. Also, the Company intends to continue manufacturing and supplying foam and fabric components, such as tri-laminated material for automotive seating. The use of tri-laminates has become increasingly prevalent due to significant cost savings for manufacturers and improved aesthetics for consumers.

Automotive manufacturers are increasingly requiring the production facilities of their suppliers to meet certain high quality standards. For example, all tier one and tier two automotive supplier facilities worldwide will eventually be required to meet the QS-9000 quality manufacturing standards set by the United States automotive manufacturers. In 1996, the Company completed QS-9000 and ISO-9001 certification for its eight domestic facilities which supply the automotive industry. The Company was one of the first polyurethane manufacturers to be QS-9000 certified which demonstrates its commitment to producing the highest quality products and meeting the needs of its customers.

     Specialty and Technical Foams

     Specialty and technical foams consist of reticulated foams and other custom polyester and polyether foams, which are sometimes combined with other materials to yield specific properties. Reticulation is the thermal or chemical process used to remove the membranes from the interconnecting cells within foam. This leaves a porous, skeletal structure allowing for the free flow of gases and/or liquids.

     Reticulated foams are well suited for filtration, reservoiring, sound absorption and sound transmission. Industrial applications include carburetors, computer cabinets, ink pad reservoirs, high speed inkjet printers and speaker grills. Medical applications include oxygenators for cardiopulmonary surgery, instrument holders for sterilization, pre-op scrubbers impregnated with anti-microbial agents and EKG pads containing conductive gels. Other specialty and technical foams have unique characteristics such as flame retardancy and fluid absorption. In addition, felting and lamination with other foams or materials give these composites specific properties. Additional products sold within this group include foams for refrigerated supermarket produce counters, mop heads, paint brushes, diapers and cosmetic applications.

     Consumer Products

     The Company sells flexible polyurethane foam and polyester fiber for use in therapeutic sleep products such as mattress pads and bed pillows, which are manufactured for the health care and consumer markets. The Company also manufacturers and markets a broad line of home furnishing products to retailers throughout the United States. The Company's home furnishing products include a broad range of products such as leisure furniture, futon sofas, bean bag chairs, floor pillows and pet beds.

     Marketing and Sales

     As of December 28, 1997, the Company has a marketing and sales force of approximately 208 employees. The marketing and sales force are directed by an executive vice president for each product category. The Company's relationships with its customers allow the Company to work with customers during the design phase for new products and new applications for existing products, thereby increasing the likelihood that the Company will be a principal supplier for these products.

     The Company's carpet cushion marketing program includes the broad distribution of products to both the retail and wholesale levels. Furthermore, promotions, marketing and advertising expenditures are important in positioning the Company's carpet cushion as a premium, trade branded product.

     Cushioning foams and furniture foams are primarily sold directly to customers and also through third party independent fabricators. Plant locations are critical in this regionalized line of business where the transportation cost typically comprises a significant portion of product cost.

     Automotive foam products are predominantly sold directly through a bidding process in which each customer's requirements for a particular time period are awarded to a foam supplier. The Company has consistently been awarded contracts with manufacturers and major tier one suppliers such as Lear Corporation, Johnson Controls, Inc., and Delphi Interiors and Lighting.

     The Company markets most of its specialty and technical foams through a network of independent fabrication and distribution companies in North America, the United Kingdom, and South Korea. Such fabricators or distributors often further process or finish these products to meet the specific needs of the end-user. The Company utilizes advertising in trade journals and related media in order to attract customers and, more generally, to create an awareness of its capabilities for specialty and technical foams. In addition, due to the highly specialized nature of most specialty and technical foams, the Company's research staff works with customers to design, develop and manufacture each product to specification.

     The Company's consumer products sales efforts are primarily regionally based with each salesperson selling to local accounts. The Company sells its consumers products to major retailers throughout the United States including Wal-Mart.

     Customers

     During the past three fiscal years, no one customer accounted for more than 10.0% of the Company's net sales.

     Raw Materials

     The Company's primary raw material manufacturing cost consists of two principal chemicals (i) toluene diisocyanate ("TDI") and (ii) polyol. The Company's largest suppliers of these raw materials are The Dow Chemical Company, Arco Chemical, and BASF. The Company generally has alternative chemical suppliers for each major raw material and the Company believes that it could find alternative sources of supply should it cease doing business with any one of its major suppliers. The price of TDI and polyol is influenced by demand, manufacturing capacity and oil and natural gas prices.

     The Company's principal suppliers of raw materials used in the manufacturing of foam increased the price of raw materials several times over the past several years. In response, the Company increases selling prices, where possible. (See "Management Discussion and Analysis of Financial Condition and Results of Operations"). The Company is unaware of any significant price increases in the near future; however, there can be no assurance that chemical suppliers will not increase raw material costs in the future or that the Company will be able to implement selling price increases to offset any such raw material cost increases.

     Manufacturing

     The Company is committed to the highest quality standards for its products, a standard maintained in part by continuous improvements to its production processes and upgrades and investments to its manufacturing equipment. The
Company maintains quality assurance and testing equipment to ensure the manufactured products will consistently meet customer quality requirements.

     As of December 28, 1997, the Company manufactured and/or fabricated foam products at 61 locations in North America with a total of approximately 8.4 million square feet of floor space (excluding 16 locations with 2.6 million square feet of floor space that are planned to close in connection with the restructuring/consolidation plan). Management believes that the Company's manufacturing facilities are well suited for their intended purposes and are in good condition (see "Properties"). The manufacturing facilities are strategically located to service their major customers since high freight cost in relation to the cost of the foam product generally results in distribution being most cost effective within 200 to 300 miles from each facility.

     Automotive manufacturers are increasingly requiring the production facilities of their suppliers to meet certain high quality standards. For example, all tier one and tier two automotive supplier facilities worldwide will eventually be required to meet the QS-9000 quality manufacturing standards set by United States automotive manufacturers. In 1996, the Company completed QS-9000 and ISO-9001 certification for its eight facilities which supply the automotive industry. The Company was one of the first polyurethane manufacturers to be QS-9000 certified which demonstrates its commitment to producing the highest quality products and meeting the needs of its customers.

     The Company is subject to extensive and changing environmental laws and regulations. See "Legal Proceedings -- Environmental Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Matters."

     Employees

     As of December 28, 1997, the Company employed 6,414 persons, with 5,704 of such employees involved in manufacturing, 502 in administration and 208 involved in sales and marketing (including 640 position that are being eliminated as part of the restructuring/consolidation plan). Approximately 1,095 of these employees are located outside the United States. Also, approximately 1,450 of these employees are covered by collective bargaining agreements with labor unions, which agreements expire on various dates from 1998 through 2001. The Company considers relations with its employees to be good.

     Competition

     The flexible polyurethane foam industry is highly competitive. With respect to flexible polyurethane foam, competition is based primarily on price, quality of products and service. The Company's larger competitors in the polyurethane foam industry include E. R. Carpenter Company, Hickory Springs Manufacturing Company, Vitafoam, Inc., General Foam Corporation, Flexible Foam Products, Inc., and Crest Foam Industries, Inc. None of such competitors compete in all of the product categories in which the Company does business.

     International and Domestic Operations and Export Sales

     The Company has manufacturing operations in the United States, Canada, and Mexico. Net sales to customers in foreign markets in 1997, 1996 and 1995 were $85.0 million (9.1% of net sales), $76.0 million (8.2% of net sales) and $73.3 million (8.5% of net sales), respectively.

     Patents and Trademarks

     The Company owns various patents and trademarks registered domestically and in numerous foreign countries. The registered processes and products were developed through on-going research and development activities to improve quality, reduce costs and expand markets through the development of new applications for flexible polyurethane foam products. While the Company considers its patents and trademarks to be a valuable asset, it does not believe that its competitive position is dependent on patent protection or that its operations are dependent upon any individual patent, trademark or tradename.

     Research and Development

     The Company believes it has a leading research and development capability in the flexible polyurethane foam industry. This capability gives the Company a significant advantage in the on-going development of new products and new applications for existing products. The Company's primary research and development facility is located in Eddystone, Pennsylvania. The Company employs approximately 35 full-time research and development employees. Expenditures for research and development amounted to $2.4 million, $2.5 million and $3.2 million for 1997, 1996 and 1995, respectively, excluding expenditures by Crain for research and development prior to the Crain Acquisition.

     The Company and Recticel, have exchanged know-how, trade secrets, engineering and other data, designs, specifications, chemical formulations, technical information, market information and drawings which are necessary or useful for the manufacture, use or sale of foam products and it is anticipated that they will continue to do so in the future. The Company, Recticel, and Beamech Group Limited, an unaffiliated third party

("Beamech"), have an interest in a Swiss corporation that develops new manufacturing technology for the production of polyurethane foam including the VPFJ manufacturing process. The Company, Recticel, and their affiliates have a royalty-free license to use technology developed by the Swiss corporation.

ITEM 2.  PROPERTIES

     As of December 28, 1997, the Company conducted its operations at 67 manufacturing and distribution facilities which includes 22 facilities that were acquired on December 23, 1997 in connection with the Crain Acquisition, excluding 22 facilities that will be closed in connection with the various restructuring/consolidation plan. As of December 28, 1997, 19 of these facilities were owned and 48 were leased. Total floor space in use at the owned manufacturing and distribution facilities is approximately 3.4 million square feet and total floor space in use at the leased manufacturing and distribution facilities is approximately 5.1 million square feet. Fifty-nine of these facilities are located in thirty-nine cities in the United States, five facilities are located in two cities in Canada and three facilities are located in three cities in Mexico. The 1998 annual base rental with respect to such leased facilities is approximately $8.7 million under leases expiring from 1998 to 2007. The Company does not anticipate any problem in renewing or replacing any of such leases expiring in 1998. In addition, the Company has approximately
1.0 million square feet of idle space of which approximately 0.2 million is leased.

     The  Company  maintains   administrative  and  sales  offices  in  Linwood,
Pennsylvania; St. Louis, Missouri; Chicago, Illinois; Southfield, Michigan; Atlanta, Georgia; and New York, New York.

ITEM 3. LEGAL PROCEEDINGS

     Environmental Matters

     The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. During 1997, expenditures in connection with the Company's compliance with federal, state, local and foreign environmental laws and regulations did not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position. As of December 28, 1997, the Company has environmental accruals of approximately $9.3 million for environmental matters. In addition, as of December 28, 1997, the Company has receivables of approximately $1.1 million relating to indemnification for environmental liabilities, net of an allowance of approximately $1.0 million relating to potential disagreements regarding the scope of the indemnification. The Company believes that realization of the net receivables established for indemnification is probable.

     The Clean Air Act Amendments of 1990 (the "1990 CAA Amendments") provide for the establishment of federal emission standards for hazardous air pollutants including methylene chloride, propylene oxide and TDI, materials used in the manufacturing of foam. On December 27, 1996, the United States Environmental Protection Agency (the "EPA") proposed regulations under the 1990 CAA Amendments that will require manufacturers of slab stock polyurethane foam and foam fabrication plants to reduce emissions of methylene chloride. Because these regulations are subject to change prior to finalization, the Company cannot accurately predict the actual cost of their implementation. The Company does not believe implementation of the regulations will require it to make material expenditures at facilities owned prior to December 23, 1997, due to the Company's use of alternative technologies which does not utilize methylene chloride and its ability to shift current production to the facilities which use these alternative technologies; however, material expenditures may be required at the facilities formerly operated by Crain. The 1990 CAA Amendments also may result in the imposition of additional standards regulating air emissions from polyurethane foam manufacturers, but these standards have not yet been proposed or promulgated.

     In addition to general regulatory requirements, state laws have resulted or will result in more stringent regulations regarding the use and emission of methylene chloride. Several former Crain facilities have been required to meet greater state restrictions regarding emission limits and/or quantities used of this chemical. For example, in California, methylene chloride usage was phased out at the end of 1995, while in Kent, Washington, and Easton, Pennsylvania, the former Crain facilities, pursuant to consent decrees as well as applicable laws, must over a period of time phase out methylene chloride usage. Through the development of the Enviro-Cure(R) process, which uses ambient or refrigerated air to remove the heat of reaction during the foam curing process, the Company anticipates that methylene chloride usage can be reduced by up to 90 percent and, when used in conjunction with the Vertifoam(R) process, completely. Crain has installed the Enviro-Cure(R) process at its manufacturing facilities in Ft. Smith, Arkansas; Compton, California; San Leandro, California; Elkhart, Indiana; Tupelo, Mississippi; and Conover, North Carolina. Where regulations require the elimination of methyl-chloroform and methylene chloride, Crain has installed a CARDIO(R) system, which eliminates the use of methyl-chloroform. During 1996, Crain installed the CARDIO(R) system at its Compton, California; Easton, Pennsylvania; and Kent, Washington plants. However, see "Legal Proceedings" below.

     The Company has reported to appropriate state authorities that it has found soil contamination in excess of state standards at facilities in Orlando, Florida; La Porte, Indiana; Conover, North Carolina; Cornelius, North Carolina; Fort Wayne, Indiana; Philadelphia, Pennsylvania; and at a former facility in Dallas, Texas and groundwater contamination in excess of state standards at the Orlando, Conover, Philadelphia, and Cornelius facilities. The Company has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any degree of certainty at this time. The Company, based on engineering estimates of the remaining potential remediation costs for these facilities, has accruals of $8.7 million for the estimated cost of completing remediation and established a net receivable of $1.1 million on the basis of indemnifications by Trace Holdings and Recticel Foam Corporation ("RFC") associated with the partnership formation of Foamex L.P. The Company has completed remediation of soil contamination at a former Trenton, New Jersey manufacturing facility closed in October 1993 and is awaiting final closure approvals from the New Jersey Department of Environmental Protection regarding the remediation of soil contamination and monitoring of groundwater at the former Trenton facility. Also, the Company has completed remediation at its Mesquite, Texas facility and is awaiting a certificate of completion under the Texas Voluntary Clean-Up Program.

     Federal regulations require that by the end of 1998 all underground storage tanks ("USTs") be removed or upgraded in all states to meet applicable standards. The Company has six USTs that will require removal or permanent in-place closure by the end of 1998. Due to the age of these tanks, leakage may have occurred resulting in soil and possibly groundwater contamination. The Company has accrued $0.1 million for the estimated removal and remediation costs, if any, associated with these USTs. However, the full extent of contamination, and accordingly, the actual cost of such remediation, including at the former Crain facilities, cannot be predicted with any degree of certainty at this time. The Company believes that its USTs do not pose a significant risk of environmental liability because of its monitoring practices for USTs and conditional approval for the permanent in-place closure for certain USTs. However, there can be no assurances that such USTs will not result in significant environmental liability in the future.

     On April 10, 1997, the Occupational Health and Safety Administration promulgated new standards governing employee exposure to methylene chloride, which is used as a blowing agent in some of the Company's manufacturing processes. The Company does not believe that it will be required to make any material expenditures at facilities owned prior to December 23, 1997 to comply with these new standards due to its use of alternative technologies which does not use methylene chloride and its ability to shift production to facilities which use these technologies; however, material expenditures may be required at the facilities formerly operated by Crain.

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

     On May 5, 1997, there was an accidental spill at one of the Company's manufacturing facilities. The spill was contained on site and cleaned-up for an approximate cost of $0.6 million. Although it is possible that new information or future developments could require the Company to reassess its potential exposure relating to all pending environmental matters, including those described herein, management believes that, based upon all currently available information, the resolution of such environmental matters will not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated and that may be material.

     Legal Proceedings

     As of March 4, 1998, the Company and Trace Holdings were two of multiple defendants in actions filed on behalf of approximately 5,000 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 700 residents of Australia, New Zealand, England, and Ireland. The Company believes that the number of suits and claimants may increase. During 1995, the Company and Trace Holdings were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final.

     Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from the Company or Trace Holdings. Neither the Company nor Trace Holdings recommended, authorized, or approved the use of its foam for these purposes. The Company is also indemnified by Trace Holdings for any such liabilities relating to foam manufactured prior to October 1990. Although Trace Holdings has paid the Company's litigation expenses to date pursuant to such indemnification and management believes Trace Holdings likely will be in a position to continue to pay such expenses, there can be no absolute assurance that Trace Holdings will be able to provide such indemnification. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with the general counsel of Trace Holdings, and without taking into account indemnification provided by Trace Holdings, the coverage provided by Trace Holdings and the Company's liability insurance and potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either the Company's or Trace Holdings' consolidated financial position or results of operations. If management's assessment of the Company's liability with respect to these actions is incorrect, such actions could have a material adverse effect on the Company.

     In November 1997, a complaint was filed in the United States District Court for the Southern District of Texas alleging that various defendants, including Crain through the use of the CARDIO(R) process licensed from a third party, infringed on a patent held by plaintiff. The Company is negotiating with the licensor of the process for the assumption of the defense of the action by the licensor; however, the action is in the preliminary stages, and there can be no assurance as to the ultimate outcome of the action.

     On or about March 17, 1998, five purported class action lawsuits were filed in the Delaware Chancery Court, New Castle County, against the Company, directors of the Company, Trace Holdings, and individual officers and directors of Trace Holdings:

       Brickell Partners v. Marshall S. Cogan, et al.,  No. 16260NC;
       Mimona Capital v. Salvatore J. Bonanno, et al.,  No. 16259NC;
       Daniel Cohen v. Foamex International Inc.,  No. 16263;
       Eileen Karisinki v. Foamex International Inc., et al.,  No. 16261NC and

       John E. Funky Trust v. Salvatore J. Bonanno, et al., No. 16267.

     A sixth purported class action lawsuit, Barnett Stepak v. Foamex International Inc., et al., No. 16277, was filed on or about March 23, 1998 against the same defendants. The complaints in the six actions allege, among other things, that the defendants have violated fiduciary and other common law duties purportedly owned to the Company's shareholders in connection with the Trace Holdings proposal to acquire all of the shares of the Company's common stock. The complaints seek, among other things, class certification, a declaration that the defendants have breached their fiduciary duties to the class, preliminary and permanent injunctions baring implementation of the proposed transaction, rescission of the transaction if consummated, unspecified compensatory damages, and costs and attorneys' fees.

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

     On March 16, 1998, the Company announced that its Board of Directors received an unsolicited buyout proposal from Trace Holdings, the Company's principal stockholder. Trace Holdings proposed to acquire all of the outstanding common stock of the Company not currently owned by Trace Holdings and its subsidiaries for a cash price of $17.00 per share. Also, Trace Holdings informed the Board of Directors that financing for the buyout transaction would be arranged through Donaldson, Lufkin & Jenrette Securities Corporation and The Bank of Nova Scotia/Scotia Capital Markets. As of March 16, 1998, Trace Holdings and its subsidiaries beneficially owned approximately 11,475,000 shares or approximately 46% of the outstanding common stock of the Company. In response to Trace Holding's offer, the Company's Board of Directors has appointed a special committee to determine the advisability and fairness of the proposed buyout to the Company's stockholders other than Trace Holdings and its subsidiaries. Trace Holding's proposed buyout is subject to a number of conditions, including the negotiations of definitive documents (which are expected to contain customary closing conditions); the filing of a disclosure statement and other documents with the Securities and Exchange Commission; regulatory filings; and approval of the transaction by a majority of the Company's stockholders.

     The following table sets forth the high and low bid prices for the common stock on the NMS based on information supplied by NASDAQ.

                                                    High              Low
       1998
       Quarter Ended March 29, 1998                18 3/8           10 7/8

       1997
       Quarter Ended December 28, 1997             14 3/4            9 3/8
       Quarter Ended September 28, 1997            15 1/4            9 1/2
       Quarter Ended June 29, 1997                 15 7/8           12
       Quarter Ended March 30, 1997                22 1/8           15

                                                    High              Low

       1996
       Quarter Ended December 29, 1996             17 5/8           12 5/8
       Quarter Ended September 29, 1996            16 7/8           11 1/4
       Quarter Ended June 30, 1996                 12 7/8            9
       Quarter Ended March 31, 1996                 9 7/8            6 3/8

     As of April 6, 1998, there were approximately 200 holders of record of the common stock.

     In December 1997, the Board of Directors approved a dividend of $0.05 per share for holders of record as of January 9, 1998; and was paid on January 19, 1998. This was the only cash dividend paid by the Company on its common stock during the past two fiscal years. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and requirements, restrictions in financing agreements, business conditions and other factors. The Company is a holding company whose assets consist primarily of its wholly-owned subsidiaries Foamex L.P. and Foamex Carpet. Consequently, the Company's ability to pay dividends is dependent upon the earnings of Foamex L.P. and Foamex Carpet and any future subsidiaries of the Company and the distribution of those earnings to the Company and loans or advances by Foamex L.P., Foamex Carpet and any such future subsidiaries of the Company. The ability of Foamex L.P. and Foamex Carpet to make distributions is restricted by the terms of their respective financing agreements. Due to such restrictions, the Company is not expected to have access to the cash flow generated by Foamex L.P. and Foamex Carpet for the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table presents selected historical consolidated financial data of the Company. The results of operations of acquired businesses (as noted below) are included from the dates of their respective acquisitions. The financial data should be read in conjunction with the financial statements and related notes thereto of the Company included elsewhere in this Annual Report on Form 10-K.

                                                                      Fiscal Year (1) (2)
                                               1997 (3)       1996 (4)     1995 (5)        1994          1993 (6)
                                                      (thousands except for earnings per share)
Statements of Operations Data:
   Net sales                                   $931,095       $926,351     $862,834      $833,660       $684,310
   Income (loss) from continuing
   operations                                     4,131         32,492      (50,750)       22,211         (5,440)
   Basic earnings per share from
   continuing operations (7) (8)                   0.16           1.28         1.92          0.83              -
   Diluted earnings per share from
         continuing operations (7) (8)             0.16           1.26         1.92          0.83              -

Balance Sheet Data (at period end):
   Total assets                                $898,623       $619,846     $748,242      $786,895       $612,124
   Long-term debt                               735,724        483,344      514,954       502,980        414,445
   Stockholders' equity (deficit)              (113,419)       (58,103)      29,383        92,145         64,306

(1) The Company has a 52 or 53 week fiscal year ending on the Sunday closest to the end of the calendar year. Each fiscal year presented was comprised of 52 weeks.

(2)  Fiscal years 1993 through 1995 were restated for discontinued operations.


(3) The Statements of Operations Data includes restructuring and other charges of $21.1 million (see Note 4 to the consolidated financial statements), but does not include the results of operations of Crain which was acquired December 23, 1997 since the effect is insignificant. The Balance Sheet Data includes the estimated fair value of the net assets acquired in the Crain Acquisition.

(4) Includes restructuring credits of $6.5 million (see Note 4 to the consolidated financial statements).

(5) Includes restructuring and other charges of $41.4 million (see Note 4 to the consolidated financial statements).

(6) Includes the results of operations of General Felt and Great Western Foam Products Corporation from March 23, 1993 and May 1, 1993, respectively, and thus may not be comparable to other periods.

(7) In December 1993, the Company completed an initial public offering of common stock, therefore, earnings (loss) per share for 1993 is not applicable.

(8) As of December 28, 1997, the Company adopted SFAS 128 "Earnings Per Share" and has restated all prior periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company operates in the flexible polyurethane foam and foam products industry. The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto of the Company included in this Annual Report to Form 10-K.

     The  Company  is the  largest  manufacturer  and  distributor  of  flexible polyurethane and advanced polymer foam products in North America. During 1997, 1996 and 1995, the Company's products were utilized primarily in five end-markets; (i) carpet cushion and other carpet products, (ii) cushioning foams, including bedding products, (iii) furniture products for furniture manufacturers and distributors, (iv) automotive applications, including trim and accessories, and (v) specialty and technical applications, including those for filtration, gasketing and sealing. As a result of the Crain Acquisition, the Company has added a sixth end market: consumer products. The Company has recently refocused its business on the flexible polyurethane and advanced polymer foam business by the Crain Acquisition in December 1997 and the divesting of non-foam business segments. Management believes that a focus in the foam business will allow the Company to concentrate management, financial and operational resources and will position the Company to pursue its growth strategy of developing new products, improving profitability and expanding internationally.

     On March 16, 1998, the Company announced that its Board of Directors received an unsolicited buyout proposal from Trace Holdings, the Company's principal stockholder. Trace Holdings proposed to acquire all of the outstanding common stock of the Company not currently owned by Trace Holdings and its subsidiaries for a cash price of $17.00 per share. Also, Trace Holdings informed the Board of Directors that financing for the buyout transaction would be arranged through Donaldson, Lufkin & Jenrette Securities Corporation and The Bank of Nova Scotia/Scotia Capital Markets. As of March 16, 1998, Trace Holdings and its subsidiaries beneficially owned approximately 11,475,000 shares or approximately 46% of the outstanding common stock of the Company. In response to Trace Holding's offer, the Company's Board of Directors has appointed a special committee to determine the advisability and fairness of the proposed buyout to the Company's stockholders other than Trace Holdings and its subsidiaries. Trace Holding's proposed buyout is subject to a number of conditions, including the negotiations of definitive documents (which are expected to contain customary closing conditions); the filing of a disclosure statement and other documents with the Securities and Exchange Commission; regulatory filings; and approval of the transaction by a majority of the Company's stockholders.

     On February 27, 1998, the Company and certain of its affiliates completed a series of transactions designed to simplify the Company's structure and to provide future operational flexibility. Prior to the consummation of these transactions, the Company defeased the $4.5 million outstanding principal amount of its 9 1/2% senior secured notes due 2000. Foamex L.P. settled its intercompany payables to General Felt with $4.8 million in cash and a $34.0 million principal amount promissory note supported by a $34.5 million letter of credit under the Foamex L.P. credit facility (the "Foamex/GFI Note"). The initial transaction resulted in the transfer from Foamex L.P. to Trace Foam LLC of all of the outstanding common stock of General Felt, in exchange for (i) the assumption by Trace Foam LLC of $129.0 million of Foamex L.P.'s indebtedness and
(ii) the transfer by Trace Foam LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result, General Felt ceased being a subsidiary of Foamex L.P. and was relieved from all obligations under Foamex L.P.'s 9 7/8% senior subordinated notes due 2007 and 13 1/2% senior subordinated notes due 2005. Upon consummation of the initial transaction, Foamex Carpet, a newly formed wholly-owned subsidiary of the Company, the Company, Trace Foam LLC, and General Felt entered into an Asset Purchase Agreement dated February 27, 1998, in which General Felt sold substantially all of its assets (other than the Foamex/GFI Note and its operating facility in Pico Rivera, California) to Foamex Carpet in exchange for (i) $20.0 million in cash and (ii) a promissory note issued by Foamex Carpet to Trace Foam LLC in the amount of $70.2 million. The $20.0 million cash payment was funded by a distribution by Foamex L.P. Upon consummation of these transactions contemplated by the Asset Purchase Agreement, Foamex Carpet entered into a credit agreement with the institutions from time to time party thereto, as issuing banks, and Citicorp USA, Inc. and The Bank of Nova Scotia, as administrative agents, which provides for up to $20.0 million in revolving credit borrowings. These transactions were accounted for in a manner similar to a pooling of interests since the entities were under common control. Foamex Carpet will conduct the carpet cushion business previously conducted by General Felt. Also, Trace Foam LLC has retained ownership of one of General Felt's operating facilities which is being leased to Foamex Carpet and the $34.0 million Foamex/GFI Note.

     On December 23, 1997, the Company acquired Crain Industries, Inc. ("Crain") pursuant to a merger agreement with Crain Holdings Corp. for a purchase price of approximately $213.7 million, including the assumption of debt with a face value of approximately $98.6 million (and an estimated fair value of approximately $112.3 million) (the "Crain Acquisition"). In addition, fees and expenses associated with the Crain Acquisition are approximately $13.2 million. The Crain Acquisition provided a fully integrated manufacturer, fabricator and distributor of a broad range of flexible polyurethane foam and foam products which are sold to a diverse customer base, principally in the furniture, bedding and carpet cushion markets. Management believes that the Crain Acquisition (i) strengthens the Company's market position as the leading North American producer of foam products, (ii) offers increased penetration in the Company's existing product lines and adds complementary product lines such as consumer products, (iii) strengthens the Company's operations geographically, (iv) provides several proprietary foam-producing processes which serve to lower overall production costs and are environmentally friendly, and (v) offers opportunities for significant overhead cost reductions and purchasing and freight cost efficiencies. In connection with the Crain Acquisition, the Company approved a restructuring/consolidation plan for the two entities. The Company recorded restructuring charges of $21.1 million relating to the restructuring of the Company's operations in connection with the Crain Acquisition and related transactions. In addition, the Company recorded approximately $1.5 million of severance and related costs and $8.5 million for costs associated with the shut down and consolidation of certain acquired facilities.

     On October 6, 1997, the Company sold its needlepunch carpeting, tufted carpeting and artificial grass products business, located in Dalton, Georgia to Bretlin, Inc., a subsidiary of The Dixie Group, Inc. The sales price was approximately $41.0 million, net of post-closing adjustments which were finalized in December 1997. The Company used the net proceeds of the sale to reduce borrowings under the Credit Facility by approximately $38.8 million. The Company incurred an extraordinary loss on early extinguishment of debt of approximately $0.6 million (net of income taxes).

     On June 12, 1997, the Company substantially completed a refinancing plan (the "Refinancing Plan") designed to reduce the Company's interest expense and increase its financing flexibility. The Refinancing Plan included a tender offer to purchase $489.7 million of the Company's public debt, the payment of $5.2 million of Foamex L.P.'s term loan borrowings under an existing credit facility and the payment of related fees and expenses. In addition, the tender offer included amending the existing indentures to remove substantially all of the restrictive covenants. The Company purchased $459.0 million of public debt under the tender offer and incurred an extraordinary loss on the early extinguishment of debt of approximately $42.0 million (net of income tax benefits of $25.7 million). The Refinancing Plan was funded by $347.0 million of borrowings under a new credit facility (the "Credit Facility") and the net proceeds from the issuance of $150.0 million principal amount of senior subordinated notes. As a result of the Refinancing Plan, the Company's total long-term debt increased by $63.9 million. The Company expects the Refinancing Plan to result in decreased interest expense as compared to the debt structure prior to the Refinancing Plan, assuming no material change in interest rates. The Company's future interest expense will vary based on a variety of factors, including fluctuations in interest rates in general. As a result of the Refinancing Plan, variable rate debt comprised a larger percentage of the Company's overall indebtedness than in the past, and as a result, future fluctuations in interest rates will have a greater impact on the Company's interest expense than in the past.

     On October 1, 1997, the Company redeemed approximately $26.2 million of the approximately $30.7 million of the Company's outstanding public debt that was not tendered as part of the Refinancing Plan. These redemptions were funded with borrowings under the Credit Facility. In connection with these redemptions, the Company incurred an extraordinary loss on the early extinguishment of debt of approximately $1.3 million (net of income taxes). The remaining outstanding public debt of approximately $4.5 million that was not tendered as part of the Refinancing Plan was defeased in February 1998.

     During 1996, the Company sold Perfect Fit Industries, Inc. ("Perfect Fit") and JPS Automotive L.P. ("JPS Automotive") which comprised the home comfort products and automotive textile business segments, respectively, of the Company. The consolidated financial statements of the Company were restated for discontinued operations and includes a net loss of $113.9 million (net of $34.9 million income tax benefit) on the disposal of these business segments, which includes provisions for operating losses during the phase-out period. (See Note 9 to the consolidated financial statements for further discussion).

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

     Operating results for 1998 are expected to be influenced by various internal and external factors. These factors include, among other things, (i) consolidation of the Crain Acquisition, (ii) continued implementation of the continuous improvement program to improve the Company's profitability, (iii) additional raw material cost increases, if any, by the Company's chemical suppliers, (iv) the Company's success in passing on to its customers selling price increases to recover such raw material cost increases and (v) fluctuations in interest rates.

RESULTS OF OPERATIONS

1997 Compared to 1996

     Net sales for 1997 were $931.1 million as compared to $926.4 million in 1996, an increase of $4.7 million or 0.5%. Carpet cushion net sales for 1997 decreased 6.0% to $273.9 million from $291.3 million in 1996 primarily due to
(i) the sale in early October 1997 of a facility which manufactured needlepunch, tufted carpeting, and artificial grass products which had net sales of approximately $8.3 million in the fourth quarter of 1996, (ii) reduction in rebond carpet cushion selling prices due to lower trim material costs, and (iii) a shift in product mix from higher price carpet cushion to lower price carpet cushion. Cushioning foam net sales for 1997 increased 6.2% to $225.0 million from $211.9 million in 1996 primarily due to increased net sales volume from both new and existing customers of bedding related products. Automotive foam net sales for 1997 increased 1.0% to $234.2 million from $231.9 million in 1996 primarily due to increased selling prices for certain products initiated at the beginning of 1997. Furniture net sales for 1997 were constant $121.7 million as compared to $121.0 million for 1996. Specialty and technical foam net sales for 1997 increased 8.5% to $76.3 million from $70.3 million in 1996 primarily due to increased net sales volume.

     Gross profit as a percentage of net sales decreased to 15.4% for 1997 from 16.5% in 1996 primarily due to unfavorable impact of unrecovered raw material cost increases, product mix change to lower margin products and the sale in early October 1997 of a facility which manufactured needlepunch, tufted carpeting and artificial grass products.

     Income from operations was $55.1 million for 1997 as compared to $101.4 million in 1996. The decrease was primarily due to a decrease in gross profit margins as discussed above, 1997 restructuring and other charges (credits) of $21.1 million as compared to a restructuring credit of $6.5 million in 1996, and an increase in selling, general and administrative expenses of $8.8 million for 1997 as compared to 1996. The 1997 restructuring and other charges related to the restructuring of the Company's operations in connection with the Crain Acquisition. The increase in selling, general and administrative expenses is the result of increases in the provision for uncollectible accounts, employee compensation and incentives, research and development costs, and travel and promotion costs associated with the launching of new products and international expansion.

     Income from continuing operations was $4.1 million or $0.16 diluted earnings per share for 1997 as compared to $32.5 million or $1.26 diluted earnings per share in 1996. The decrease is primarily due to the reasons cited above offset by an decrease in interest and debt issuance expense of $3.3 million. The decrease in interest and debt issuance expense is primarily due to the favorable impact of the 1997 Refinancing Plan.

     The 1997 effective income tax rate for continuing operations was approximately 38.0% as compared to 33.9% for 1996. The 1996 income taxes included a net benefit of approximately $3.0 million associated with the reversal of valuation allowances offset by the impact of permanent differences and other matters. The reversal of the valuation allowances resulted from a determination in 1996 that a subsidiary that files separate federal income tax returns would more likely than not have sufficient taxable income to utilize its net operating loss carryforwards and other deferred income tax assets as a result of improved continuing operations which are expected to continue and its divestiture of a subsidiary that historically incurred taxable losses.

     The loss from discontinued operations of $2.0 million (net of $1.3 million income tax benefit) in 1997 relates to the final post-closing settlement with Collins & Aikman regarding the December 1996 sale of JPS Automotive. The loss from discontinued operations of $114.5 million in 1996 relates to the net loss on the 1996 sale of the home comfort products and automotive textile business segments which consisted primarily of the net assets of Perfect Fit and JPS Automotive, respectively, and the operating income (loss) of both entities through their respective closing dates. See Note 9 to the consolidated financial statements for further discussion.

     The extraordinary loss on early extinguishment of debt of $44.5 million (net of $27.3 million income tax benefit) primarily relates to the write-off of debt issuance costs and redemption premiums associated with the early extinguishment of long-term debt in connection with the 1997 Refinancing Plan.

1996 Compared to 1995

     Net sales for 1996 were $926.4 million as compared to $862.8 million in 1995, an increase of $63.6 million or 7.4%. Carpet cushion net sales for 1996 increased 7.5% to $291.3 million from $271.0 million in 1995 primarily due to increased selling prices initiated during the second quarter of 1996 as well as increased volume of shipments due to improved carpet sales. Combined cushioning foam and furniture foam net sales for 1996 increased 7.4% to $332.9 million from $310.0 million in 1995 primarily due to increased net sales volume from both new and existing customers of bedding related products, increased selling prices initiated at the beginning of 1996 and a full year of results for a company acquired in April 1995 which manufactures cushioning products. Automotive foam net sales for 1996 increased 5.5% to $231.9 million from $219.8 million in 1995 primarily due to a continued increase in net sales of tri-laminates and composite headliners and increased selling prices initiated at the beginning of 1996. Specialty and technical foam net sales for 1996 increased 13.4% to $70.3 million from $62.0 million in 1995 primarily due to increased selling prices and increased net sales volume.

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

     Income (loss) from operations was $101.4 million for 1996 as compared to a loss from operations of $10.6 million in 1995. The increase was primarily due to an increase in gross profit margins as discussed above, a decrease in restructuring and other charges (credits) of $47.9 million and a decrease in selling, general and administrative expenses of $11.6 million for 1996 as compared to 1995. The decrease in restructuring and other charges (credits) is comprised of the $41.4 million charge for restructuring and other charges in 1995 plus the net restructuring credit of $6.5 million in 1996. The 1996 net restructuring credit is comprised of a $11.3 million credit due to the Company's decision not to close a facility which was part of the 1995 restructuring plan and $1.8 million of credits relating primarily to the favorable termination of lease agreements and other matters relating to the 1995 restructuring plan, offset by $6.6 million of restructuring charges relating to the 1996 restructuring plan which primarily consists of the closure of two facilities during 1997. The decrease in selling, general and administrative expenses is the result of reductions in the provision for uncollectible accounts of approximately $3.9 million, salaries and employee costs of approximately $5.9 million and a reduction of approximately $2.0 million in environmental accruals offset by increases in selling expenses associated with the increased net sales volume.

     Income from continuing operations was $32.5 million or $1.26 diluted per share for 1996 as compared to a loss from continuing operations of $50.8 million or $1.92 diluted loss per share in 1995. The increase is primarily due to the reasons cited above and a decrease in the average weighted shares outstanding resulting from the purchase of treasury stock offset by an increase in interest and debt issuance expense of $1.0 million. The increase in interest and debt issuance expense is primarily due to (i) the amount of interest allocated to discontinued operations in 1996 as compared to 1995 (see Note 9 to the consolidated financial statements) and (ii) an increase in the accretion of the Foamex-JPS Automotive L.P. senior secured discount debentures offset by a $2.3 million increased benefit from interest rate swap agreements.

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

     The loss from discontinued operations of $114.5 million (net of $35.1 million income tax benefit) in 1996 relates to the net loss on the sale of the home comfort products and automotive textile business segments which consisted primarily of the net assets of Perfect Fit and JPS Automotive, respectively, and the operating income (loss) of both entities through their respective closing dates. See Note 9 to the consolidated financial statements for further discussion.

     The extraordinary loss on early extinguishment of debt of $1.1 million (net of $0.8 million income tax benefit) primarily relates to the write-off of debt issuance costs and redemption premiums associated with the early extinguishment of $30.6 million of long-term debt. See Note 7 to the consolidated financial statements for further discussion.

Liquidity and Capital Resources

     Liquidity

     The Company is a holding company whose operations, as a result of the February 27, 1998 transactions, are conducted through two wholly-owed subsidiaries, Foamex L.P. and Foamex Carpet. The liquidity requirements of the Company consist primarily of the operating cash requirements of its two principal subsidiaries. Prior to February 27, 1998, substantially all of the Company's operations were conducted through Foamex L.P., which at the time was a 99% owned subsidiary, hence the discussion of historical trends of liquidity and capital resources related primarily to Foamex L.P.

     Foamex L.P.'s operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures. The Company believes that cash flow from Foamex L.P.'s operating activities, cash on hand and periodic borrowings under the Credit Facility, if necessary, will be adequate to meet Foamex L.P.'s liquidity requirements. The ability to meet such liquidity requirements could be impaired if Foamex L.P. were to fail to comply with any covenants contained in the Credit Facility and such noncompliance was not cured by Foamex L.P. or waived by the lenders. Foamex L.P. was in compliance with the covenants in the Credit Facility as of December 28, 1997 and the Company expects Foamex L.P. to be in compliance with such covenants for the foreseeable future. The ability of Foamex L.P. to make distributions to the Company is restricted by the terms of its financing agreements; therefore, neither the Company nor Foamex Carpet is expected to have access to the cash flow generated by Foamex L.P. for the foreseeable future.

     Foamex Carpet's operating cash requirements consist principally of working capital requirements, schedule payments of principal and interest on outstanding indebtedness and capital expenditures. The Company believes that cash flow from Foamex Carpet's operating activities, cash on hand and periodic borrowings under Foamex Carpet's credit facility (the "Foamex Carpet Credit Facility"), if necessary, will be adequate to meet Foamex Carpet's liquidity requirements. The ability to meet such liquidity requirements could be impaired if Foamex Carpet were to fail to comply with any covenants contained in the Foamex Carpet Credit Facility and such noncompliance was not cured by Foamex Carpet or waived by the lenders. The Company expects Foamex Carpet to be in compliance with such covenants for the foreseeable future. The ability of Foamex Carpet to make distributions to the Company is restricted by the terms of its financing agreements; therefore, neither the Company nor Foamex L.P. is expected to have access to the cash flow generated by Foamex Carpet for the foreseeable future.

     Cash and cash equivalents decreased $10.2 million during 1997 to $12.0 million at December 28, 1997 from $22.2 million at December 29, 1996 primarily due to the decrease in net cash provided by operating activities. Cash and cash equivalents increased $18.9 million during 1996 to $22.2 million at December 29, 1996 from $3.3 million at December 31, 1995 primarily due to net sale proceeds received from the sale of JPS Automotive and improved operating results, offset by the increased use of cash and cash equivalents by the operating assets and liabilities of the Company, capital expenditures, scheduled debt repayments and the purchase of treasury stock. Working capital increased $1.9 million during 1997 to $138.5 million at December 28, 1997 from $136.6 million at December 29, 1996 primarily due to the increase in operating assets. Net operating assets and liabilities (comprised of accounts receivable, inventories and accounts payable) increased $21.4 million during 1997 to $164.3 million at December 28, 1997 from $142.9 million at December 29, 1996 primarily due to increases in accounts receivable and inventories offset by an increase in accounts payable. These increases are primarily associated with the Crain Acquisition. Working capital increased $45.0 million during 1996 to $136.6 million at December 29, 1996 from $91.6 million at December 31, 1995 primarily due to improved operating results and the net sale proceeds received from the sale of JPS Automotive offset by working capital used for capital expenditures and purchases of treasury stock. Net operating assets and liabilities (comprised of accounts receivable, inventories and accounts payable) increased $19.9 million to $142.9 million at December 29, 1996 as compared to $123.0 million at December 31, 1995. The increase was primarily due to increases in accounts receivable and inventories offset by an increase in accounts payable. The increases in accounts receivable and inventories are primarily associated with the improved operating results of the Company. In addition, raw material inventories increased due to increased year end purchases associated with a potential cost increase that did not occur. The increase in accounts payable is primarily associated with year end purchase of raw material inventories. The Company's restructuring/consolidation plan includes accruals of approximately $26.9 million of cash charges of which $15.6 million is expected to be paid during 1998.

     As of December 28, 1997, there were $54.9 million of revolving credit borrowings under the Credit Facility with unused availability of approximately $73.9 million which includes approximately $16.0 million associated with letters of credit outstanding which are supported by the Credit Facility. Borrowings by Foamex Canada, Inc. as of December 28, 1997 were $3.6 million under Foamex
Canada Inc.'s revolving credit agreement with unused availability of approximately $2.0 million at an interest rate of 6.50%.

     Cash Flow from Operating Activities

     Cash flow from continuing operations was $0.4 million, $41.3 million and $25.5 million in 1997, 1996 and 1995, respectively. Cash flow from continuing operations decreased in 1997 as compared to 1996 primarily as a result of the use of approximately $44.0 million of cash for premiums and costs associated with the debt extinguishment during 1997 offset by decreased cash used for operating assets and liabilities. Cash flow from continuing operations increased in 1996 as compared to 1995 primarily as a result of improved operating results from continuing operations offset by an increased use of cash by the operating assets and liabilities.

     Cash Flow from Investing Activities

     From the beginning of 1995 through 1997, the Company spent approximately $79.2 million on capital improvements. The expenditures included: (i) installation of new variable pressure foaming technology ("VPFJ") in the Orange, California facility; (ii) the construction of a facility in Mexico City, Mexico to improve manufacturing efficiencies and to meet the growing local demand for foam products; (iii) the expansion and modernization of a facility in Orlando, Florida to improve manufacturing efficiencies, and (iv) installation of more efficient foam production line systems and fabricating equipment in a number of manufacturing facilities. The Company expects to increase capital expenditures for the foreseeable future as a result of the Crain Acquisition and the installation of VPFJ manufacturing process.

     On December 23, 1997, the Company acquired Crain pursuant to a merger agreement with Crain Holdings for a purchase price of approximately $213.7 million, including the assumption of debt with a face value of approximately $98.6 million (and an estimated fair value of approximately $112.3 million). In addition, fees and expenses associated with the Crain Acquisition are approximately $13.2 million. The Crain Acquisition was primarily funded with $118.0 million of bank borrowings under the Credit Facility.

     On October 6, 1997, Foamex L.P. sold its needlepunch carpeting, tufted carpeting and artificial grass products business, located in Dalton, Georgia to Bretlin, Inc., a subsidiary of The Dixie Group, Inc. The sales price was approximately $41.0 million, net of post-closing adjustments which were finalized in December 1997.

     During 1996, the Company received net sale proceeds of approximately $59.5 million in connection with the sale of Perfect Fit ($42.7 million) and the sale of JPS Automotive ($16.8 million). The Perfect Fit sale was finalized in 1996 and the net sale proceeds were used to repurchase long-term debt and for the payment of certain retained liabilities. The JPS Automotive sale price was finalized in December 1997.

     During 1995, the Company acquired certain assets and assumed certain liabilities of manufacturers of synthetic fabrics for the carpet and furniture industries for an aggregate consideration of approximately $8.0 million, including related fees and expenses of approximately $0.3 million, with an initial cash payment of $7.2 million.

     During 1994, the Company acquired Transformacion De Espumas Y Fieltros, S.A. de C.V. ("TEFSA") which required the purchase price to be paid over a three year period. During 1997, 1996 and 1995, the Company made scheduled cash payments of approximately $0.8 million in each year in accordance with the purchase agreement. The final payment was made in April 1997.

     Cash Flow from Financing Activities

     On June 12, 1997, the Company substantially completed the Refinancing Plan designed to reduce the Company's interest expense and increase its financing flexibility. The Refinancing Plan included a tender offer to purchase $489.7 million of the Company's public debt, the payment of $5.2 million of Foamex L.P.'s term loan borrowings under an existing credit facility and the payment of related fees and expenses. In addition, the tender offer included amending the existing indentures to remove substantially all of the restrictive covenants. The Company purchased $459.0 million of public debt under the tender offer and incurred an extraordinary loss on the early extinguishment of debt of approximately $42.0 million (net of income tax benefit of $25.7 million). The Refinancing Plan was funded by $347.0 million of borrowings under the Credit Facility and the net proceeds from the issuance of $150.0 million principal amount of senior subordinated notes. As a result of the Refinancing Plan, the Company's total long-term debt increased by $63.9 million. The Company expects the Refinancing Plan to result in decreased interest expense as compared to the debt structure prior to the Refinancing Plan, assuming no material changes in interest rates. The Company's future interest expense will vary based on a variety of factors, including fluctuations in interest rates in general. As a result of the Refinancing Plan, variable rate debt comprised a larger percentage of the Company's overall indebtedness than in the past, and as a result, future fluctuations in interest rates will have a greater impact on the Company's interest expense than in the past.

     On October 1, 1997, the Company redeemed approximately $26.2 million of the approximately $30.7 million of the Company's outstanding public debt that was not tendered as part of the Refinancing Plan. The redemption was funded with borrowings under the Credit Facility. In connection with these redemptions, the Company incurred an extraordinary loss on the early extinguishment of debt of approximately $1.3 million (net of income tax). The remaining outstanding public debt of $4.5 million that was not tendered as part of the Refinancing Plan was defeased in February 1998.

     On October 6, 1997, the Company sold its needlepunch carpeting, tufted carpeting and artificial grass products business, located in Dalton, Georgia to Bretlin, Inc., a subsidiary of The Dixie Group, Inc. The sales price was approximately $41.0 million, net of post-closing adjustments which were finalized in December 1997. The Company used the net proceeds of the sale to reduce long-term debt.

     During  1997  and  1996,   the  Company   repurchased   long-term  debt  of
approximately $42.4 million with the net proceeds from the sale of Perfect Fit.

     During 1997, 1996 and 1995, the Company purchased shares of its common stock, respectively, for an aggregate cost of $5.7 million, $6.3 million and $7.2 million, respectively, under programs authorized by the Board of Directors to purchase up to 3.0 million shares of the Company's common stock.

Interest Rate Swap Agreements

     The Company enters into interest rate swaps to lower funding costs and/or to manage interest costs and exposure to changing interest rates. The Company does not hold or issue financial instruments for trading purposes.

     In connection with the Refinancing Plan, the Company's existing interest rate swap agreements with a notional amount of $300.0 million were considered to be effectively terminated since the underlying debt was extinguished. These interest rate swap agreements had an estimated fair value liability of $8.2 million at the date of the Refinancing Plan which is included in the extraordinary loss on the early extinguishment of debt. In lieu of a cash payment for the estimated fair value of the existing interest rate swap agreements, the Company entered into an amendment of the existing interest rate swap agreements resulting in one interest rate swap agreement with a notional amount of $150.0 million through June 2007. Accordingly, the $8.2 million fair value liability has been recorded as a deferred credit which will be amortized as a reduction in interest and debt issuance expense on a straight-line basis through June 2007. On January 8, 1998, the Company entered into a new amendment to its interest rate swap agreement. The new amendment provides for an interest rate swap agreement with a notional amount of $150.0 million through June 2002. Under the new amendment, the Company is obligated to make fixed payments of 5.78% per annum through December 1998 and variable payments based on LIBOR at the beginning of each six month period for the remainder of the agreement, in exchange for fixed payments by the swap partner at 6.44% per annum for the life of the agreement, payable semiannually in arrears. The newly amended interest rate swap agreement can be terminated by the swap partner at the end of each six month period commencing December 1999.

     The Company is exposed to credit loss in the event of a nonperformance by the swap partner; however, the occurrence of this event is not anticipated. The effect of interest rate swaps was a favorable adjustment to interest and debt issuance expense of $2.2 million, $3.7 million and $1.4 million for 1997, 1996 and 1995, respectively.

Environmental Matters

     The Company is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with the Company's compliance with such laws and regulations did not have a material adverse effect on operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by the Company in connection with environmental matters as of December 28, 1997 was $9.3 million. In addition, as of December 28, 1997, the Company has net receivables of approximately $1.1 million for indemnification of environmental liabilities from former owners, net of approximately $1.0 million allowance relating to potential disagreements regarding the scope of the indemnification. Although it is possible that new information or future developments could require the Company to reassess its potential exposure to all pending environmental matters, including those described in the footnotes to the Company's consolidated financial statements, management believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position.

Inflation and Other Matters

     There was no significant impact on the Company's operations as a result of inflation during the prior three year period. See "Results of Operations" for a discussion of the impact of raw material price increases. In some circumstances, market conditions or customer expectations may prevent the Company from increasing the price of its products to offset the inflationary pressures that may increase its costs in the future.

     The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is Year 2000 compliant. The Company plans to continue to make modifications to the identified software during 1998 and test the changes during 1998. The financial impact to the Company has not been and is not anticipated to be material to its financial position or results of operation in any given year.

New Standards

     Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," was issued by the Financial Accounting Standards Board in February 1997. The Company adopted SFAS No. 128 effective with the 1997 financial statements.

     Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," was issued by the Financial Accounting Standards Board in June 1997. This statements requires all items that must be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS No. 130 for 1998.

     Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Restated Information," was issued by the Financial Accounting Standards Board in June 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected financial information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt SFAS No. 131 for year ended 1998 reporting. Management is evaluating the impact, if any, the standard will have on the Company's present segment reporting.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     An index to the financial statements and the required financial statement schedules is set forth in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

     The information required by this Part III (Items 10, 11, 12 and 13) shall be contained in an amendment to this Form 10-K to be filed by April 27, 1998.

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    Financial statements

       Foamex International Inc. and Subsidiaries:
         Report of Independent Accountants                                 F-2
         Consolidated  Balance  Sheets as of December  28, 1997
          and December 29, 1996                                            F-3
         Consolidated  Statements of Operations for the years
          ended 1997, 1996, and 1995                                       F-5
         Consolidated  Statements of Cash Flows for the years
          ended 1997, 1996, and 1995                                       F-6
         Consolidated Statements of Stockholders' Equity (Deficit)
          for the years ended 1997, 1996, and 1995                         F-7
         Notes to Consolidated Financial Statements                        F-8

       Foamex International Inc. and Subsidiaries Financial Statement Schedules:
         Schedule I - Condensed Financial Information of Registrant        S-2
         Schedule II - Valuation and Qualifying Account                    S-5

(b) Reports on Form 8-K.

         Form 8-K, dated October 6, 1997, reporting the sale of the Company's needlepunch carpeting, tufted carpeting and artificial grass products business.

         Form 8-K, dated December 23, 1997, reporting the acquisition of Crain Industries, Inc.

         Form 8-K/A, dated March 9, 1998, providing pro forma financial information relating to the acquisition of Crain Industries, Inc.

         Form 8-K, dated February 28, 1998, reporting a change in corporate structure.

(c) Exhibits

2.1(x)    - Transfer  Agreement,  dated as of February 27, 1998,  by and between
            Trace Foam LLC and Foamex L.P.
2.2(x)    - Asset  Purchase  Agreement,  dated as of February 27,  1998,  by and
            among  Foamex  Carpet  Cushion,   Inc.  ("Foamex  Carpet"),   Foamex
            International, Trace Foam LLC and General Felt Industries, Inc. ("General Felt").
3.1(a)    - Certificate of Limited Partnership of Foamex L.P.
3.2.1(a)  - Fourth  Amended and  Restated  Agreement of Limited  Partnership  of
            Foamex L.P., dated as of December 14, 1993, by and among FMXI, Inc. ("FMXI") and Trace Foam Company, Inc. ("Trace Foam"), as general partners, and Foamex International Inc. ("Foamex International"), as a limited partner (the "Partnership Agreement").
3.2.2(b) - First Amendment to the Partnership Agreement, dated June 28, 1994. 3.2.3(c) - Second Amendment to the Partnership Agreement, dated June 12, 1997. 3.2.4(v) - Third Amendment to the Partnership Agreement, dated
               December 23, 1997.
3.2.5(x)  - Fourth Amendment to the Partnership Agreement, dated
               February 27, 1998.
3.3       - Certificate of Incorporation of FMXI.
3.4       - By-laws of FMXI.
3.5(k)    - Certificate of Incorporation of Foamex Capital Corporation ("FCC").
3.6(k)    - By-laws of FCC.
3.7(a)    - Certificate of Incorporation of Foamex International.
3.8(a)    - By-laws of Foamex International.

4.1.1(d)  - Indenture, dated as of June 12, 1997, by and among Foamex L.P., FCC, the  Subsidiary  Guarantors  and The Bank of New York,  as  trustee, relating to $150,000,000 principal amount of 9 7/8% Senior Subordinated Notes due 2007 (the "9 7/8% Notes"), including the form of Senior Subordinated Note and Subsidiary Guarantee.
4.1.2(v)  - First  Supplemental  Indenture,  dated as of  December  23,  1997, between Foamex LLC ("FLLC") and The Bank of New York, as trustee, relating to the 9 7/8% Notes.
4.1.3(x)  - Second Supplemental Indenture,  dated as of February 27, 1998, among
            Foamex L.P. and FCC, as joint and several obligors, General Felt, Foamex Fibers, and FLLC, as withdrawing guarantors, and The Bank of New York, as trustee, relating to the 9 7/8% Notes.
4.1.4(d)  - Registration  Rights  Agreement,  dated as of June 12, 1997,  by and among Foamex L.P., FCC, General Felt, Foamex Fibers, and all future direct or indirect domestic subsidiaries of Foamex L.P. or FCC, and Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Brothers Inc. and Scotia Capital Markets, as Initial Purchasers.
4.2.1(v)  - Indenture,  dated as of December 23, 1997, by and among Foamex L.P.,
            FCC, the Subsidiary Guarantors, Crain Holdings Corp., as Intermediate obligator, and The Bank of New York, as trustee, relating to $98,000,000 principal amount of 13 1/2% Senior Subordinated Notes due 2005 (the "13 1/2% Notes"), including the form of Senior Subordinated Note and Subsidiary Guarantee.
4.2.2(x)  - First Supplemental  Indenture,  dated as of February 27, 1998, among
            Foamex L.P. and FCC, as joint and several obligors, General Felt, Foamex Fibers and FLLC, as withdrawing guarantors, Crain Industries, Inc., as withdrawing intermediate obligor, and The Bank of New York, as trustee, relating to the 13 1/2% Notes.
4.3(x)    - Discharge of Indenture,  dated as of February 27, 1998, by and among
            Foamex L.P., General Felt, Foamex International and State Street Bank and Trust Company, as trustee, relating to the 9 1/2% Senior Secured Notes due 2000.
4.4.1(x)  - Credit Agreement, dated as of June 12, 1997, as amended and restated
            as of February 27, 1998, by and among Foamex L.P., and FMXI, the institutions from time to time party thereto as lenders, the institutions from time to time party thereto as issuing banks, and Citicorp USA, Inc. and The Bank of Nova Scotia, as Administrative Agents.
4.4.2(x)  - Second Amended and Restated Foamex International Guaranty,  dated as of February 27, 1998, made by Foamex International in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.3(x)  - Amended and Restated Partnership Guaranty,  dated as of February 27,
            1998, made by FMXI in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.4(p)  - Foamex  Guaranty,  dated as of June 12, 1997,  made by Foamex
            L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.5(p)  - Subsidiary  Guaranty,  dated  as of June 12,  1997,  made by
            Foamex Latin America, Inc. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.6(p)  - Subsidiary  Guaranty,  dated  as of June 12,  1997,  made by
            Foamex Mexico, Inc. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.7(p)  - Subsidiary  Guaranty,  dated as of June 12, 1997, made by FCC in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.8(p)  - Subsidiary  Guaranty,  dated  as of June 12,  1997,  made by
            Foamex Mexico II, Inc. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.9(p)  - Subsidiary  Guaranty,  dated  as of June 12,  1997,  made by
            Foamex Asia, Inc. in favor of Citicorp USA, Inc., as Collateral
            Agent.
4.4.10(p) - Subsidiary Pledge Agreement,  dated as of June 12, 1997, made by FCC in favor of Citicorp USA, Inc., as Collateral Agent. 4.4.11(p) - Subsidiary Pledge Agreement, dated as of June 12, 1997, made by Foamex Latin America, Inc. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.12(p) - Subsidiary Pledge Agreement,  dated as of June 12, 1997, made by Foamex Asia, Inc. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.13(p) - Subsidiary Pledge Agreement,  dated as of June 12, 1997, made by Foamex Mexico, Inc. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.14(p) - Subsidiary Pledge Agreement,  dated as of June 12, 1997, made by Foamex Mexico II, Inc. in favor of Citicorp USA, Inc., as Collateral Agent.

4.4.15(p) - Foamex Security Agreement, dated as of June 12, 1997, made by
            Foamex L.P.  in favor of  Citicorp  USA,  Inc.,  as  Collateral
            Agent.
4.4.16(p) - Subsidiary  Security  Agreement,  dated as of June 12, 1997, made by Foamex Latin America, Inc. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.17(p) - Subsidiary  Security  Agreement,  dated as of June 12, 1997, made by Foamex Mexico, Inc. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.18(p) - Subsidiary  Security  Agreement,  dated as of June 12, 1997, made by Foamex Mexico II, Inc. in favor of Citicorp USA,  Inc., as Collateral Agent.
4.4.19(p) - Subsidiary  Security  Agreement,  dated as of June 12, 1997, made by Foamex Asia, Inc. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.20(p) - Subsidiary  Security  Agreement,  dated as of June 12, 1997, made by FCC in favor  of  Citicorp  USA,  Inc.,  as  Collateral
            Agent.
4.4.21    - Intentionally omitted.
4.4.22(w) - First  Amendment  to  Foamex  Pledge  Agreement,  dated as of
            December 23, 1997, by Foamex L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.23(w) - First  Amendment to Foamex  Security  Agreement,  dated as of
            December 23, 1997, by Foamex L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.24(w) - First  Amendment  to  Foamex  Patent  Agreement,  dated as of
            December 23, 1997, by Foamex L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.25(w) - First Amendment to Trademark Security Agreement,  dated as of
            December 23, 1997, by Foamex L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.26(w) - Acknowledgment  of Guaranty by each of the  guarantors to a Guaranty dated June 12, 1997 in favor of Citicorp USA, Inc.
4.4.27(w) - First Amendment to Pledge Agreement, dated as of December 23,
            1997, by pledgors in favor of Citicorp USA, Inc.
4.4.28(w) - Crain  Industries  Guaranty,  dated as of December  23, 1997, made by Crain in favor of Citicorp USA, Inc.
4.4.29(x) - Partnership Pledge Agreement,  dated as of February 27, 1998, made by Foamex International and FMXI in favor of Citicorp USA, Inc., as Collateral Agent.
4.5(u)    - Commitment letter, dated July 17, 1997, from The Bank of Nova Scotia to Foamex Canada Inc.
4.6(a)    - Subordinated  Promissory  Note,  dated as of May 6, 1993, in the original principal amount of $7,014,864 executed by Foamex L.P. to John Rallis ("Rallis").
4.7(a)    - Marely Loan Commitment Agreement, dated as of December 14, 1993, by and between Foamex L.P. and Marely s.a. ("Marely").
4.8(a)    - DLJ Loan Commitment Agreement, dated as of December 14, 1993, by and between Foamex L.P. and DLJ Funding, Inc. ("DLJ Funding").
4.9.1(p)  - Promissory  Note,  dated  June 12,  1997,  in the  aggregate principal amount of $5,000,000, executed by Trace Holdings to Foamex L.P.
4.9.2(p)  - Promissory  Note,  dated  June 12,  1997,  in the  aggregate principal amount of $4,794,828, executed by Trace Holdings to Foamex L.P.
4.10.1(x) - Credit Agreement, dated as of February 27, 1998, by and among
            Foamex Carpet, the institutions from time to time party thereto as lenders, the institutions from time to time party thereto as issuing banks and Citicorp USA, Inc. and The Bank of Nova Scotia, as administrative agents.
4.10.2(x) - Foamex International Guaranty, dated as of February 27, 1998, made by Foamex International in favor of Citicorp USA, Inc., as Collateral Agent.
4.10.3(x) - Foamex International  Pledge Agreement,  dated as of February
            27,  1998,  made by Foamex  International  in favor of Citicorp
            USA, Inc., as Collateral Agent.
4.10.4(x) - New GFI  Security  Agreement,  dated as of February 27, 1998, made by Foamex Carpet in favor of Citicorp USA, Inc., as Collateral Agent.
4.10.5(x) - New GFI  Intercreditor  Agreement,  dated as of February  27,
            1998, by and among Foamex Carpet, The Bank of Nova Scotia, as Administrative Agent, and Citicorp USA, Inc., as Administrative Agent and Collateral Agent.
4.10.6(x) - FII Intercreditor  Agreement,  dated as of February 27, 1998, by and between Foamex International and Citicorp USA, Inc., as Collateral Agent.

4.11.1(x) - Promissory  Note of Foamex  L.P.  in favor of Trace  Foam LLC in the principal amount of $34 million, dated February 27, 1998.
4.12.1(x) - Promissory  Note of Foamex  Carpet in favor of Trace Foam LLC in the principal amount of $70.2 million, dated February 27, 1998. 10.1.1(p) - Amendment to Master Agreement, dated as of June 5, 1997, between
            Citibank, N.A. and Foamex L.P.
10.1.2(p) - Amended  Confirmation,  dated as of June 13, 1997, between Citibank,
            N.A. and Foamex L.P.
10.2(h)   - Reimbursement  Agreement,  dated as of March 23, 1993, between Trace
            Holdings and General Felt.
10.3(h)   - Shareholder Agreement, dated December 31, 1992, among Recticel, s.a.
            ("Recticel"), Recticel Holding Noord B.V., Foamex L.P., Beamech Group Limited, LME-Beamech, Inc., James Brian Blackwell, and Prefoam AG relating to foam technology sharing arrangement.
10.4.1(k) - Asset Transfer Agreement, dated as of October 2, 1990, between Trace
            Holdings and Foamex L.P. (the "Trace Holdings Asset Transfer Agreement").
10.4.2(k) - First  Amendment,  dated  as of  December  19,  1991,  to the  Trace
            Holdings Asset Transfer Agreement.
10.4.3(k) - Amended and Restated Guaranty, dated as of December 19, 1991, made by Trace Foam in favor of Foamex L.P.
10.5.1(k) - Asset  Transfer  Agreement,  dated as of October  2,  1990,  between
            Recticel Foam Corporation ("RFC") and Foamex L.P. (the "RFC Asset Transfer Agreement").
10.5.2(k) - First  Amendment,  dated as of December 19,  1991,  to the RFC Asset
            Transfer Agreement.
10.5.3(k) - Schedule  5.03  to the  RFC  Asset  Transfer  Agreement  (the  "5.03
            Protocol").
10.5.4(h) - The 5.03  Protocol  Assumption  Agreement,  dated as of October  13,
            1992, between RFC and Foamex L.P.
10.5.5(h) - Letter Agreement  between Trace Holdings and Recticel  regarding the
            Recticel Guaranty, dated as of July 22, 1992.
10.6(l)   - Supply  Agreement,  dated June 28,  1994,  between  Foamex L.P.  and
            Foamex International.
10.7.1(l) - First  Amended  and  Restated  Tax  Sharing  Agreement,  dated as of
            December 14, 1993, among Foamex L.P., Trace Foam, FMXI and Foamex International.
10.7.2(d) - First  Amendment to Amended and  Restated  Tax Sharing  Agreement of
            Foamex L.P., dated as of June 12, 1997, by and among Foamex L.P., Foamex International, FMXI and Trace Foam.
10.7.3(w) - Second  Amendment to Amended and  Restated Tax Sharing  Agreement of
            Foamex L.P., dated as of December 23, 1997, by and among Foamex L.P., Foamex International, FMXI, and Trace Foam.
10.7.4    - Third  Amendment to Amended and  Restated  Tax Sharing  Agreement of
            Foamex L.P., dated as of February 27, 1998, by and between Foamex L.P., Foamex International and FMXI.
10.8.1(m) - Tax Distribution  Advance Agreement,  dated as of December 11, 1996, by and between Foamex L.P. and Foamex-JPS Automotive.
10.8.2(d) - Amendment No. 1 to Tax Distribution  Advance Agreement,  dated as of
            June 12, 1997, by and between Foamex L.P. and Foamex International. 10.9.1(h) - Trace Foam Management Agreement between Foamex L.P. and Trace Foam, dated as of October 13, 1992.
10.9.2(l) - Affirmation Agreement re: Management Agreement, dated as of December
            14, 1993, between Foamex L.P. and Trace Foam.
10.9.3(d) - First Amendment to Management Agreement,  dated as of June 12, 1997, by and between Foamex L.P. and Trace Foam.
10.10.1(k)- Salaried Incentive Plan of Foamex L.P. and Subsidiaries.
10.10.2(k)- Trace Holdings 1987 Nonqualified Stock Option Plan.
10.10.3(k)- Equity Growth Participation Program.
10.10.4(o)- The Foamex L.P.  Salaried  Pension Plan (formerly the General
            Felt Industries, Inc. Retirement Plan for Salaried Employees), effective as of January 1, 1995.
10.10.5(u)- The Foamex L.P.  Hourly  Pension Plan  (formerly  "The Foamex
            Products Inc. Hourly Employee Retirement Plan), as amended December 31, 1995.
10.10.6(u)- Foamex L.P. 401(k) Savings Plan effective October 1, 1997.

10.10.7(a)- Foamex L.P.'s 1993 Stock Option Plan.
10.10.8(a)- Foamex L.P.'s Non-Employee Director Compensation Plan.
10.11.1(o)- Employment  Agreement,  dated as of February 1, 1994, by and between
            Foamex L.P. and William H. Bundy.
10.12.1(a)- Warrant  Exchange  Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and Marely.
10.12.2(a)- Warrant  Exchange  Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and DLJ Funding.
10.13(t)  - Warrant Agreement,  dated as of June 28, 1994, by and between Foamex
            International and Shawmut Bank.
10.14(o)  - Stock  Purchase  Agreement,  dated as of December 23,  1993,  by and between Transformacion de Espumas u Fieltros, S.A., the stockholders which are parties thereto, and Foamex L.P.
10.15.1(r)- Asset Purchase Agreement,  dated as of August 29, 1997, by and among
            General Felt, Foamex L.P., Bretlin, Inc. and The Dixie Group.

10.15.2(s)- Addendum to Asset Purchase  Agreement,  dated as of October 1, 1997, by and among General Felt, Foamex L.P., Bretlin, Inc. and The Dixie Group.

10.16.1(x)- Supply  Agreement,  dated as of February  27,  1998,  by and between
            Foamex L.P. and General Felt (as assigned to Foamex Carpet).

10.16.2(x)- Administrative Services Agreement, dated as of February 27, 1998, by and between Foamex L.P. and General Felt (as assigned to Foamex Carpet).

10.17     - Tax Sharing Agreement, dated as of February 27, 1998, between Foamex
            International and Foamex Carpet.

27        -  Financial Data Schedule for the year ended December 28, 1997.
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

(v)  Incorporated  herein by reference  to the Exhibit to the Current  Report on
     Form  8-K  of  Foamex  L.P.,   Foamex   Capital   Corporation   and  Foamex
     International reporting an event that occurred December 23, 1997.

(w) Incorporated herein by reference to the Exhibit in the Registration Statement of Foamex on Form S-4, Registration No. 333-45733.

(x) Incorporated herein by reference to the Current Report on Form 8-K of Foamex International reporting an event that occurred on February 27, 1998.

         Certain instruments defining the rights of security holders have been excluded herefrom in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of April, 1998.

                                            FOAMEX INTERNATIONAL INC.


                                            By: /s/ Andrea Farace
                                            Andrea Farace
                                            Chairman of the Board and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf by the registrant and in the capacities and on the dates indicated:

Signature                               Title                           Date


/s/ Andrea Farace                 Chairman of the Board,          April 13, 1998
    Andrea Farace                 Chief Executive Officer
                                  and Director


/s/ Robert J. Hay                 Chairman Emeritus               April 13, 1998
    Robert J. Hay                 and Director


/s/ Marshall S. Cogan             Vice Chairman                   April 13, 1998
    Marshall S. Cogan             of the Board


/s/ Kenneth R. Fuette             Executive Vice President        April 13, 1998
    Kenneth R. Fuette             (Chief Financial Officer and
                                  Chief Administrative Officer)


/s/ Etienne Davignon              Director                        April 13, 1998
    Etienne Davignon

/s/ John H. Gutfreund             Director                        April 13, 1998
    John H. Gutfreund





/s/ Stuart J. Hershon             Director                        April 13, 1998
    Stuart J. Hershon




/s/ John V. Tunney                Director                        April 13, 1998
    John V. Tunney

                            FOAMEX INTERNATIONAL INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Foamex International Inc.

     Index to Consolidated Financial Statements                              F-1

     Report of Independent Accountants                                       F-2

     Consolidated  Balance  Sheets as of December 28, 1997 and
     December 29, 1996                                                       F-3

     Consolidated  Statements of Operations for the years ended
     1997,  1996, and 1995                                                   F-5

     Consolidated  Statements of Cash Flows for the years ended 1997,
     1996, and 1995                                                          F-6

     Consolidated  Statements of  Stockholders'  Equity
     (Deficit) for the years ended 1997, 1996, and 1995                      F-7

     Notes to Consolidated Financial Statements                              F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Foamex International Inc.:

We have audited the accompanying consolidated balance sheets of Foamex International Inc. and subsidiaries (the "Company") as of December 28, 1997 and December 29, 1996, and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) for each of the three years in the period ended December 28, 1997. Our audits also included the financial statement schedules as of and for each of the three years in the period ended December 28, 1997. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 28, 1997 and December 29, 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia,  Pennsylvania
March 4, 1998, except as to
the information presented in
Note 1 and Note 17, for which
the date is March 23, 1998.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                      December 28,         December 29,
ASSETS                                                   1997                 1996
                                                                           (thousands)
CURRENT ASSETS:
    Cash and cash equivalents                          $  12,044           $  22,203
    Restricted cash                                           --              12,143
    Accounts receivable, net of allowance for
      doubtful accounts of $8,082 and $6,328             175,684             126,573
    Inventories                                          120,299             101,220
    Deferred income taxes                                 22,853              21,765
    Due from related parties                               1,755               1,866
    Other current assets                                  38,293              21,334
                                                       ---------           ---------

            Total current assets                         370,928             307,104
                                                       ---------           ---------

PROPERTY, PLANT AND EQUIPMENT:
    Land and land improvements                             9,054               9,674
    Buildings and leasehold improvements                  79,876              78,082
    Machinery, equipment and furnishings                 234,229             199,993
    Construction in progress                              23,331              20,784
                                                       ---------           ---------

            Total                                        346,490             308,533

    Less accumulated depreciation and
      amortization                                      (113,055)           (113,160)
                                                       ---------           ---------

       Property, plant and equipment, net                233,435             195,373

COST IN EXCESS OF ASSETS ACQUIRED, NET                   223,219              82,471

DEBT ISSUANCE COSTS, NET                                  18,889              18,628

DEFERRED INCOME TAXES                                     27,911                  --

OTHER ASSETS                                              24,241              16,270
                                                       ---------           ---------

TOTAL ASSETS                                           $ 898,623           $ 619,846
                                                       =========           =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                          December 28,         December 29,
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                1997                 1996
                                                                            (thousands except share data)
CURRENT LIABILITIES:
    Short-term borrowings                                                 $     6,598           $     3,692
    Current portion of long-term debt                                          12,931                14,505
    Accounts payable                                                          131,689                84,930
    Accrued employee compensation                                              10,827                 7,302
    Accrued interest                                                           10,716                 9,012
    Accrued restructuring and plant consolidation                              15,644                 6,300
    Other accrued liabilities                                                  44,042                44,782
                                                                          -----------           -----------

      Total current liabilities                                               232,447               170,523

LONG-TERM DEBT                                                                735,724               483,344

DEFERRED INCOME TAXES                                                           2,529                 6,290

ACCRUED RESTRUCTURING AND
    PLANT CONSOLIDATION                                                        11,252                 4,043

OTHER LIABILITIES                                                              30,090                13,749
                                                                          -----------           -----------

    Total liabilities                                                       1,012,042               677,949
                                                                          -----------           -----------

COMMITMENTS AND CONTINGENCIES                                                      --                    --
                                                                          -----------           -----------

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred Stock, par value $1.00 per share:
      Authorized 5,000,000 shares - none issued                                    --                    --
    Common Stock, par value $.01 per share:
      Authorized 50,000,000 shares
      Issued 26,908,680 and 26,753,262 shares, respectively;
      Outstanding 24,919 680 and 25,198,862 shares, respectively                  269                   267
    Additional paid-in capital                                                 86,025                84,579
    Retained earnings (accumulated deficit)                                  (164,118)             (120,174)
    Other                                                                     (16,393)               (9,312)
                                                                          -----------           -----------
                                                                              (94,217)              (44,640)
    Common Stock held in treasury, at cost:
      1,989,000 shares and 1,554,400, respectively                            (19,202)              (13,463)
                                                                          -----------           -----------

      Total stockholders' equity (deficit)                                   (113,419)              (58,103)
                                                                          -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                      $   898,623           $   619,846
                                                                          ===========           ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the Years 1997, 1996, and 1995

                                                     1997                1996                1995
                                                        (thousands except per share amounts)
NET SALES                                          $ 931,095           $ 926,351           $ 862,834

COST OF GOODS SOLD                                   787,756             773,119             762,085
                                                   ---------           ---------           ---------

GROSS PROFIT                                         143,339             153,232             100,749

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                          67,139              58,329              69,913

RESTRUCTURING AND OTHER CHARGES (CREDITS)             21,100              (6,541)             41,417
                                                   ---------           ---------           ---------

INCOME (LOSS) FROM OPERATIONS                         55,100             101,444             (10,581)

INTEREST AND DEBT ISSUANCE EXPENSE                    50,570              53,900              52,878

OTHER INCOME, NET                                      2,126               1,617                 461
                                                   ---------           ---------           ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE PROVISION (BENEFIT) FOR
    INCOME TAXES                                       6,656              49,161             (62,998)

PROVISION (BENEFIT) FOR INCOME TAXES                   2,525              16,669             (12,248)
                                                   ---------           ---------           ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS               4,131              32,492             (50,750)
                                                   ---------           ---------           ---------

LOSS FROM DISCONTINUED OPERATIONS,
    NET OF INCOME TAXES                               (1,994)           (114,480)             (2,370)

EXTRAORDINARY LOSS ON EARLY
    EXTINGUISHMENT OF DEBT,
    NET OF INCOME TAXES                              (44,482)             (1,147)                 --
                                                   ---------           ---------           ---------

NET INCOME (LOSS)                                  $ (42,345)          $ (83,135)          $ (53,120)
                                                   =========           =========           =========

BASIC EARNINGS (LOSS) PER SHARE:

   CONTINUING OPERATIONS                           $    0.16           $    1.28           $   (1.92)
                                                   =========           =========           =========

   NET EARNINGS (LOSS) PER SHARE                   $   (1.68)          $   (3.28)          $   (2.01)
                                                   =========           =========           =========

DILUTED EARNINGS (LOSS) PER SHARE:

   CONTINUING OPERATIONS                           $    0.16           $    1.26           $   (1.92)
                                                   =========           =========           =========

   NET EARNINGS (LOSS) PER SHARE                   $   (1.65)          $   (3.23)          $   (2.01)
                                                   =========           =========           =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Years 1997, 1996, and 1995

                                                                     1997             1996            1995
OPERATING ACTIVITIES:                                                             (thousands)
   Net income (loss)                                               $ (42,345)      $ (83,135)      $ (53,120)
   Adjustments to reconcile  net income (loss) to net
    cash provided by operating activities:
     Depreciation and amortization                                    22,047          22,353          23,302
     Amortization of debt issuance costs and debt discount             7,783          13,903          12,192
     Net loss on disposal of discontinued operations                   1,994         110,137              --
     Net loss (income) from discontinued operations                       --           4,343           2,370
     Asset writedowns and other charges (credits)                     16,041          (7,364)         16,677
     Provision for uncollectible accounts                              2,291             704           4,627
     Deferred income taxes                                            (1,496)         14,903         (10,667)
     Other, net                                                       (4,874)         (3,642)            (72)
   Changes in operating assets and liabilities,
    net of acquisitions and discontinued operations:
     Accounts receivable                                              (4,037)        (13,723)         (1,604)
     Inventories                                                      12,882         (11,688)         14,146
     Accounts payable                                                 12,733           4,306          (2,726)
     Accrued restructuring and plant consolidation charges             1,701          (7,405)         17,284
     Other assets and liabilities                                    (24,342)         (2,438)          3,048
                                                                   ---------       ---------       ---------

        Net cash provided by continuing operations                       378          41,254          25,457
        Net cash provided by discontinued operations                      --          16,491           4,133
                                                                   ---------       ---------       ---------
        Net cash provided by operating activities                        378          57,745          29,590
                                                                   ---------       ---------       ---------

INVESTING ACTIVITIES:
   Capital expenditures                                              (33,537)        (23,344)        (22,348)
   Acquisitions, net of cash acquired                               (119,065)           (841)         (8,113)
   Proceeds from sale (settlement) of discontinued operations        (13,556)         59,452              --
   Proceeds from sale of assets                                       40,169              --              --
   Purchase of note from related party                                (5,000)             --              --
   Decrease (increase) in restricted cash                             12,143         (12,143)             --
   Discontinued operations investing activities                           --          (5,490)        (19,411)
   Other investing activities                                         (1,888)         (1,276)          2,495
                                                                   ---------       ---------       ---------

        Net cash provided by (used for) investing activities        (120,734)         16,358         (47,377)
                                                                   ---------       ---------       ---------

FINANCING ACTIVITIES:
   Net proceeds from (repayments of) short-term borrowings             2,894           1,493          (1,685)
   Net proceeds from (repayments of) revolving loans                  54,928              --          (3,000)
   Proceeds from long-term debt                                      594,499           1,500              --
   Repayments of long-term debt                                     (517,549)        (38,887)         (9,356)
   Debt issuance costs                                               (18,410)             --            (184)
   Purchase of treasury stock                                         (5,739)         (6,296)         (7,167)
   Discontinued operations financing activities                           --         (12,406)          1,674
   Other financing activities                                           (426)           (626)             --
                                                                   ---------       ---------       ---------

        Net cash provided by (used for) financing activities         110,197         (55,222)        (19,718)
                                                                   ---------       ---------       ---------

Net increase (decrease) in cash and cash equivalents                 (10,159)         18,881         (37,505)

Cash and cash equivalents at beginning of period                      22,203           3,322          40,827
                                                                   ---------       ---------       ---------

Cash and cash equivalents at end of period                         $  12,044       $  22,203       $   3,322
                                                                   =========       =========       =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       For the Years 1997, 1996, and 1995

                                                                                        Retained
                                                                        Additional      Earnings
                                                  Common Stock            Paid-in     (Accumulated                   Treasury
                                              Shares         Amount       Capital       Deficit)        Other          Stock
                                                                            (thousands)

Balances at January 1, 1995                    26,684      $     267     $  83,624     $  16,081      $  (7,827)

Issuance of common stock                           32             --           316
Stock option compensation                                                       75
Increase in note receivable from
    principal stockholder                                                                                (1,373)
Additional pension liability                                                                             (1,974)
Foreign currency translation adjustment                                                                     481
Purchase of treasury stock                                                                                           $  (7,167)
Net loss                                                                                 (53,120)
                                            ---------      ---------     ---------     ---------      ---------      ---------

Balances at December 31, 1995                  26,716            267        84,015       (37,039)       (10,693)        (7,167)

Issuance of common stock                           22             --           165
Stock option compensation                                                      297
Stock options exercised                            15             --           102
Additional pension liability                                                                              1,427
Foreign currency translation adjustment                                                                     (46)
Purchase of treasury stock                                                                                              (6,296)
Net loss                                                                                 (83,135)
                                            ---------      ---------     ---------     ---------      ---------      ---------
Balances at December 29, 1996                  26,753            267        84,579      (120,174)        (9,312)       (13,463)


Issuance of common stock                           10             --           161
Stock option compensation                                                      282
Stock options exercised                           145              2         1,003
Additional pension liability                                                                               (786)
Foreign currency translation adjustment                                                                    (873)
Purchase of treasury stock                                                                                              (5,739)
Net loss                                                                                 (42,345)
Increase in note receivable from
    principal stockholder                                                                                (5,422)
Distribution to principal stockholder                                                     (1,599)
                                            ---------      ---------     ---------     ---------      ---------      ---------

Balances at December 28, 1997                  26,908      $     269     $  86,025     $(164,118)     $ (16,393)     $ (19,202)
                                            =========      =========     =========     =========      =========      =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION

     Foamex International Inc. (the "Company") is a manufacturer and distributor of flexible polyurethane foam and advanced polymer foam products in North America. During 1997, 1996 and 1995, the Company's products were utilized primarily in five end markets (i) carpet cushion and other carpet products, (ii) cushioning foams, including bedding products, (iii) automotive applications, including trim and accessories, (iv) furniture products for furniture manufacturers and distributors, and (v) specialty and technical applications including, those for filtration, gasketing and sealing.

     On December 23, 1997, the Company acquired Crain Industries, Inc. ("Crain") pursuant to a merger agreement with Crain Holdings Corp. for a purchase price of approximately $213.7 million, including the assumption of debt ("Crain Acquisition"). In addition, fees and expenses associated with the Crain
Acquisition are approximately $13.2 million. The Crain Acquisition provides a fully integrated manufacturer, fabricator and distributor of a broad range of flexible polyurethane foam and foam products which are sold to a diverse customer base, principally in the furniture, bedding and carpet cushion markets. In connection with the Crain Acquisition, the Company approved a restructuring/consolidation plan for the two entities. The Company recorded restructuring charges of $21.1 million relating to the restructuring of the Company's operations in connection with the Crain Acquisition and the related transactions. In addition, the Company recorded approximately $1.5 million of severance and related costs and $8.5 million for costs associated with the shut down and consolidation of certain acquired facilities.

     On March 16, 1998, the Company announced that its Board of Directors received an unsolicited buyout proposal from Trace International Holdings, Inc. ("Trace Holdings"), the Company's principal stockholder. Trace Holdings proposed to acquire all of the outstanding common stock of the Company not currently owned by Trace Holdings and its subsidiaries for a cash price of $17.00 per share. Also, Trace Holdings informed the Board of Directors that financing for the buyout transaction would be arranged through Donaldson, Lufkin & Jenrette Securities Corporation and The Bank of Nova Scotia/Scotia Capital Markets. As of March 16, 1998, Trace Holdings and its subsidiaries beneficially owned approximately 11,475,000 shares or approximately 46% of the outstanding common stock of the Company. In response to Trace Holding's offer, the Company's Board of Directors has appointed a special committee to determine the advisability and fairness of the proposed buyout to the Company's stockholders other than Trace Holdings and its subsidiaries. Trace's proposed buyout is subject to a number of conditions, including the negotiations of definitive documents (which are expected to contain customary closing conditions); the filing of a disclosure statement and other documents with the Securities and Exchange Commission; regulatory filings; and approval of the transaction by a majority of the Company's stockholders.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation

     The consolidated financial statements include the accounts of the Company and all subsidiaries that the Company directly or indirectly controls, either through majority ownership or otherwise. Intercompany accounts and transactions for continuing operations have been eliminated in consolidation.

     Fiscal Year

     The Company's fiscal year ends on the Sunday closest to the thirty-first day of December. Fiscal years 1997, 1996 and 1995 were composed of fifty-two weeks and ended on December 28, 1997, December 29, 1996 and December 31, 1995, respectively.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. (See Notes 3, 4, 8, 11, 16, 17 and 18 and Cost in Excess of Net Assets Acquired below.)

     Revenue Recognition

     Revenue from sales is recognized when products are shipped.

     Discounts and Billing Adjustments

     A reduction in sales revenue is recognized for sales discounts when product is invoiced or for other billing adjustments.

     Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. On December 28, 1997 and December 29, 1996, cash and cash equivalents included $2.7 million and $19.6 million, respectively, of repurchase agreements collateralized by U.S. Government securities.

     Restricted Cash

     As of December 29, 1996, the Company had restricted cash of approximately $12.1 million. This cash was derived from the net sales proceeds relating to the sale of Perfect Fit Industries, Inc. (See Note 9) and was restricted by Foamex L.P.'s debt agreements. During 1997 and 1996, the Company used the restricted cash to repurchase approximately $11.8 million of outstanding indebtedness.

     Inventories

     Inventories are stated at the lower of cost or market. The cost of the inventories is determined on a first-in, first-out basis.

     Property, Plant and Equipment

     Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The range of useful lives estimated for buildings is generally twenty to thirty-five years, and the range for machinery, equipment and furnishings is five to twelve years. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated useful lives of the leasehold improvements. Depreciation expense for the years ended 1997, 1996 and 1995 was $18.8 million, $19.1 million and $19.1 million, respectively. For income tax purposes, the Company uses accelerated depreciation methods.

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Debt Issuance Costs

     Debt issuance costs consist of amounts incurred in obtaining long-term financing. These costs are being amortized over the term of the related debt using the effective interest method. Accumulated amortization as of December 28, 1997 and December 29, 1996 was approximately $1.4 million and $8.8 million, respectively.

     Cost in Excess of Net Assets Acquired

     The excess of the acquisition cost over the fair value of net assets acquired in business combinations accounted for as purchases is amortized using the straight-line method over a forty year period. At each balance sheet date the Company evaluates the recoverability of cost in excess of net assets acquired using certain financial indicators such as historical and future ability to generate income from operations based on a going concern basis. Accumulated amortization as of December 28, 1997 and December 29, 1996 was approximately $12.0 million and $11.6 million, respectively.

     Environmental Matters

     Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Earnings (Loss) Per Share

     Earnings (loss) per share amounts for 1996 and 1995 have been restated to give effect to the application of Statement of Financing Accounting Standards ("SFAS") No. 128, "Earnings Per Share"). SFAS No. 128 requires a dual presentation of basic and diluted earnings per share for all periods presented. (See Note 19.)

     Reclassifications

     Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform with the current year's presentation.

     New Accounting Standards

     Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," was issued by the Financial Accounting Standards Board in June 1997. This statements requires all items that must be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS No. 130 for 1998.

     Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Restated Information," was issued by the Financial Accounting Standards Board in June 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected financial information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt SFAS No. 131 for year ended 1998 reporting. Management is evaluating the impact, if any, the standard will have on the Company's present segment reporting.

3.   ACQUISITIONS

     On December 23, 1997, the Company acquired Crain pursuant to a merger agreement with Crain Holdings Corp. for a purchase price of approximately $213.7 million, including the assumption of debt. In addition, fees and expenses associated with the Crain Acquisition are approximately $13.2 million. The Crain Acquisition provides a fully integrated manufacturer, fabricator and distributor of a broad range of flexible polyurethane foam and foam products which are sold to a diverse customer base, principally in the furniture, bedding and carpet cushion markets. The acquisition was funded by $118.0 million in bank borrowings by Foamex L.P. under the Credit Facility and the assumption of approximately $98.6 million of indebtedness with an estimated fair value of $112.3 million. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $157.5 million. In connection with the Crain Acquisition, the Company approved a plan to close certain facilities. As of the acquisition date, the Company established accruals of approximately $1.5 million of severance and related costs and $8.5 million for costs associated with the shut down and consolidation of certain acquired facilities.

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

During 1994, the Company acquired Transformaci\n De Espumas Y FiJltros S.A. de C.V. ("TEFSA") for an aggregate purchase price of approximately $4.5 million to be paid over a three-year period with an initial cash payment of $1.7 million. During 1997, 1996 and 1995, the Company made scheduled cash payments of

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   ACQUISITIONS (continued)

approximately $0.9 million, $0.8 million and $0.8 million, respectively, in accordance with the purchase agreement.

     The acquisitions were accounted for as purchases and the operations of the acquired companies are included in the consolidated statements of operations and cash flows from their respective dates of acquisition. However, Crain's operations for the period from December 24, 1997 to December 28, 1997 have not been included in the consolidated statements of operations or cash flows since the affect would be insignificant. The cost of each acquisition has been allocated on the basis of the fair value of the assets acquired and the liabilities assumed. The excess of the purchase price over the estimated fair value of the net assets acquired is being amortized using the straight-line method over forty years. The allocation of the purchase price for the Crain Acquisition is based upon preliminary estimates and assumptions and is subject to revision once appraisals, valuations and other studies of the fair value of the acquired assets and liabilities have been completed. The pro forma results listed below are unaudited and assume that the Crain Acquisition occurred at the beginning of each year presented.

                                                          1997            1996
                                                          (thousands, except
                                                             per share data)
     Net sales                                            1,256.7       1,271.3
     Income  (loss) from  continuing  operations             (2.4)         27.8
     Pro forma  basic  earnings  (loss) per share           (0.10)         1.09
     Pro forma diluted  earnings  (loss) per share          (0.10)         1.08

     The pro forma results are not necessarily indicative of what would have occurred if the Crain Acquisition had been in effect for the entire periods presented nor are they necessarily indicative of future consolidated results.

4.   RESTRUCTURING AND OTHER CHARGES (CREDITS)

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

     In 1996, the Company determined to continue to operate one of the facilities originally identified for closure in the 1995 restructuring plan because of improved economics and the lack of synergy to be achieved from relocating the manufacturing process. In addition, the Company approved a plan to close two facilities that were not originally identified in the 1995 restructuring plan. As a result of these changes to the 1995 restructuring plan and the favorable termination of certain lease agreements and other matters, the Company recorded a $6.5 million net restructuring credit which included a restructuring credit of $11.3 million associated with the Company's decision not to close the facility identified as part of the 1995 restructuring plan and $1.8 million of restructuring credits relating primarily to the favorable termination of certain lease agreements and other matters relating to the 1995 restructuring plan, offset by $6.6 million of restructuring charges relating to the closure of the two facilities during 1997 (the "1996 restructuring plan").

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   RESTRUCTURING AND OTHER CHARGES (CREDITS) (continued)

     During December 1997, the Company approved a restructuring plan (the "1997 restructuring plan") to consolidate nine foam production, fabrication or branch locations in connection with the Crain Acquisition. (See Note 3.) The Company recorded restructuring and other charges of $21.1 million which was comprised of $23.0 million associated with the consolidation of the foam production, fabrication or branch locations offset by $1.9 million of restructuring credits due primarily to the favorable termination of certain lease agreements and other matters relating to the 1996 and 1995 restructuring plans. The components of the $23.0 million restructuring charge include: $12.1 million for fixed assets writedowns (net of estimated sale proceeds), $9.8 million for plant closure and operating lease obligations and $1.1 million for personnel reductions.

     As discussed above, the 1996 and 1995 restructuring plans have been implemented as originally contemplated. The following table sets forth the components of the Company's restructuring and other charges:

                                                       Asset        Plant Closure       Personnel
                                        Total      Writedowns         and Leases       Reductions        Other
                                                                      (millions)
       1995 restructuring charge         $41.4         $16.7             $15.1            $ 3.8           $ 5.8
       Asset write-off/writedowns        (25.1)        (20.9)                -                -            (4.2)
       Cash spending                      (0.4)           -               (0.3)            (0.1)             -
                                         -----       -------            ------            -----          ------

       Balances at December 31, 1995      15.9          (4.2)             14.8              3.7             1.6
       Cash spending                      (9.9)           -               (6.6)            (2.0)           (1.3)
       Cash proceeds                       1.0           1.0                 -                -              -
       1996 restructuring charge           6.6           2.4               4.1              0.1              -
       Restructuring credits             (13.1)         (9.7)             (2.8)            (0.4)           (0.2)
       Asset adjustment for
         restructuring credits             8.0           8.7              (0.6)               -            (0.1)
                                         -----         -----             -----            -----           -----

       Balances at December 29, 1996       8.5          (1.8)              8.9              1.4              -
       Cash spending                      (2.3)           -               (1.4)            (0.9)             -
       1997 restructuring charge          23.0          12.1               9.8              1.1              -
       Restructuring credits              (1.9)          0.1              (2.3)             0.3              -
       Asset write-off/writedowns        (16.1)        (16.1)               -                -               -
       Plant consolidation costs          10.0            -                8.5              1.5              -
                                        ------       -------            ------            -----         -------

       Balance at December 28, 1997      $21.2         $(5.7)            $23.5            $ 3.4         $    -
                                         =====         =====             =====            =====         =======

       As indicated in the table above, the accrued restructuring and plant consolidation balance at December 28, 1997, will be used for payments relating to plant closure and leases including rundown costs at the facilities. The $5.7 million of asset writedowns relates to estimated proceeds and is included in noncurrent assets. The Company expects to incur approximately $15.6 million of charges during 1998 with the remaining $11.3 million to be incurred through 2001. As of December 28, 1997, the Company has terminated all 270 employees associated with the 1996 and 1995 restructuring plans and notified approximately 640 employees in the manufacturing and administrative areas of their impending termination in connection with the 1997 restructuring and plant consolidation plans.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   INVENTORIES

     Inventories consists of:

                                  December 28,   December 29,
                                      1997           1996
                                          (thousands)
     Raw materials and supplies     $ 75,487     $ 60,169
     Work-in process                  15,620       13,453
     Finished goods                   29,192       27,598
                                    --------     --------
     Total                          $120,299     $101,220
                                    ========     ========

6.   SHORT-TERM BORROWINGS

     Short-term borrowings include borrowings outstanding under a line of credit facility for Foamex Canada Inc. ("Foamex Canada") bearing interest at the bank's prime rate (6.0% at December 28, 1997) plus 1/2%. The weighted average interest rates on Foamex Canada's short-term borrowings outstanding for 1997, 1996 and 1995 were 5.4%, 5.9% and 8.0%, respectively. Borrowings under Foamex Canada's credit facility are due on demand and are collateralized by accounts receivable, property and inventories of Foamex Canada having an approximate net carrying value of $20.0 million as of December 28, 1997. The unused amount under this line of credit totaled $2.0 million as of December 28, 1997.

7.   LONG-TERM DEBT AND EXTRAORDINARY LOSS

     Long-term debt consists of:

                                                                         December 28,         December 29,
                                                                              1997                1996
       Credit Facility:                                                              (thousands)
         Term Loan A (1)   $  76,700                                     $          -
         Term Loan B (1)   109,725                                                  -
         Term Loan C (1)   99,750                                                   -
         Term Loan D (1)   110,000                                                  -
         Revolving credit facility (2)                                         54,928                     -
       9.875% Senior subordinated notes due 2007 (3)                          150,000                     -
       13.5% Senior subordinated notes due 2005 (includes
         $13,720 million of unamortized debt premium) (3)                     111,720                     -
       9 1/2% Senior secured notes due 2000 (4)                                 4,523               106,793
       11 1/4% Senior notes due 2002 (4)                                            -               141,400
       11 7/8% Senior subordinated debentures due 2004 (net of
         unamortized debt discount of $769) (4)                                     -               125,056
       Senior secured discount debentures due 2004, Series B
         (net of unamortized debt discount of $35,864)                              -                80,881
       11 7/8% Senior subordinated debentures due 2004, Series B (5)                -                 7,000
       Industrial revenue bonds (6)                                             7,000                 7,000
       Foamex L.P. term loan (8.54% interest rate as of
         December 28, 1997) (6)                                                     -                11,000
       Subordinated note payable (net of unamortized
         debt discount of $1,198 and $1,475 (5)                                 6,129                 5,817
       Other                                                                   18,180                12,902
                                                                             --------              --------
                                                                              748,655               497,849

       Less current portion                                                    12,931                14,505
                                                                             --------              --------

       Long-term debt-unrelated parties                                      $735,724              $483,344
                                                                             ========              ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     LONG-TERM DEBT AND EXTRAORDINARY LOSS (continued)

(1) Subsidiary debt of Foamex L.P., guaranteed by the Company, General Felt and Foamex Fibers.
(2) Subsidiary debt of Foamex L.P. and General Felt, guaranteed by the Company and Foamex Fibers.
(3) Subsidiary debt of Foamex L.P. and Foamex Capital Corporation, guaranteed by General Felt and Foamex Fibers.
(4) Subsidiary debt of Foamex L.P. and Foamex Capital Corporation ("FCC"), guaranteed by the Company and General Felt.
(5) Subsidiary debt of Foamex L.P. and Foamex Capital Corporation and guaranteed by General Felt.
(6)  Subsidiary debt of Foamex L.P.
(7) Subsidiary debt of Foamex L.P. and Foamex Capital Corporation and guaranteed by the Company.

     Refinancing Plan

     On June 12, 1997, the Company substantially completed a refinancing plan (the "Refinancing Plan") that included the refinancing of certain long-term indebtedness to reduce the Company's interest expense and improve financing flexibility. In connection with the Refinancing Plan, Foamex L.P. purchased approximately $342.3 million of aggregate principal amount of its public debt and approximately $116.7 million of aggregate principal amount of Foamex-JPS Automotive L.P.'s ("FJPS") senior secured discount debentures due 2004 ("Discount Debentures") and repaid $5.2 million of term loan borrowings under an existing credit facility. The Company incurred an extraordinary loss on the early extinguishment of debt associated with the Refinancing Plan of approximately $42.0 million (net of income taxes). The Refinancing Plan was funded by $347.0 million of borrowings under a new $480.0 million credit facility (the "Credit Facility") and the net proceeds from the issuance of $150.0 million of 9 7/8% senior subordinated notes due 2007.

     In addition, on October 1, 1997, the Company redeemed all of the outstanding: (i) 11 1/4% senior notes due 2002, (ii) 11 7/8% senior subordinated debentures due 2004 and (iii) the 11 7/8% senior subordinated debentures due 2004, Series B, constituting approximately $26.0 million of the approximately $30.0 million of outstanding public debt that was not tendered as part of the Refinancing Plan. The redemption was funded with borrowings under the Credit Facility. In connection with this redemption, the Company incurred an extraordinary loss on the early extinguishment of debt of approximately $1.6 million (net of income taxes).

     Credit Facility

     On June 12, 1997, Foamex L.P. entered into the Credit Facility with a group of banks that provides for term loans which expire from June 2003 to June 2006 and borrowings of up to $150.0 million under a revolving line of credit which expires in June 2003. The term loans are comprised of a (i) term A loan ("Term A"), (ii) term B loan ("Term B"), (iii) term C loan ("Term C") and (iv) term D loan ("Term D").

     Borrowings under the Credit Facility are collateralized by substantially all of the assets of Foamex L.P., General Felt and Foamex Fibers on a pari passu basis with the 9 1/2% senior secured notes due 2000 and the industrial revenue bonds (collectively, the "Notes"); however, the rights of the holders of the applicable issue of the Notes to receive payment upon the disposition of the collateral securing such issue of Notes has been preserved.

Pursuant to the terms of the Credit Facility, borrowed funds will bear interest at a floating rate equal to an applicable margin, as defined, plus the higher of
(i) the base rate of The Bank of Nova  Scotia,  in effect from time to time,  or
(ii) a rate that is equal to 0.5% per annum plus the federal funds rate in effect from time to time. The applicable margin is determined based on the total net debt to EBDAIT ratio, as defined, and can range from no margin up to 1.125% per annum for Term A and revolving loans, from 0.875% per annum to 1.375% per annum for Term B, from 1.125% per annum to 1.625% per annum for Term C and from 1.250% per annum to 1.750% per annum for Term D. At the option of Foamex L.P., portions of the outstanding loans under the Credit Facility are convertible into LIBOR based loans which bear interest at a floating rate equal to an applicable margin for LIBOR based loans, as defined, plus the average LIBOR, as defined. The applicable margin for LIBOR based

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   LONG-TERM DEBT AND EXTRAORDINARY LOSS (continued)

loans is a rate that will generally equal the applicable margin (discussed above) plus 1.0% per annum.

     Foamex L.P. had a credit agreement (the "Foamex L.P. Credit Facility") with a group of banks that provided for loans of up to $85.0 million of which up to $40.0 million was available as a term loan payable in twenty equal quarterly installments commencing October 1994 and up to $45.0 million was available under a revolving line of credit which expired in June 1999. In 1994, Foamex L.P. and General Felt entered into a $40.0 million term loan under the Foamex L.P. Credit Facility. During 1997 and 1996, Foamex L.P. and General Felt used $3.8 million and $12.0 million, respectively, of the net proceeds from the Perfect Fit sale to repay term loan borrowings. The Foamex L.P. Credit Facility was repaid and terminated in connection with the Refinancing Plan.

     9 7/8% Senior Subordinated Notes due 2007 ("Senior Subordinated Notes")

     The Senior Subordinated Notes were issued by Foamex L.P. and FCC in connection with the Refinancing Plan. The Senior Subordinated Notes bear interest at the rate of 9 7/8% per annum payable semiannually on each June 15 and December 15, commencing December 15, 1997. The Senior Subordinated Notes mature on June 15, 2007. The Senior Subordinated Notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 15, 2002, initially at 104.938% of their principal amount, plus accrued interest and liquidated damages, as defined, if any, thereon to the date of redemption and declining to 100.0% on or after June 15, 2005. In addition, at any time prior to June 15, 2000, Foamex L.P. may on one or more occasions redeem up to 35.0% of the initially outstanding principal amount of the Senior Subordinated Notes at a redemption price equal to 109.875% of the principal amount, plus accrued interest and liquidated damages, if any, thereon to the date of redemption with the cash proceeds of one or more Public Equity Offerings, as defined. Upon the occurrence of a change of control, as defined, each holder of Senior Subordinated Notes will have the right to require Foamex L.P. to repurchase the Senior Subordinated Notes at a price equal to 101.0% of the principal amount, plus accrued interest and liquidated damages, if any, to the date of repurchase. The Senior Subordinated Notes are subordinated in right of payment to all senior indebtedness and are pari passu in right of payment to the subordinated note.

     13 1/2% Senior Subordinated Notes due 2005 ("13 1/2% Senior Subordinated Notes")

     The 13 1/2% Senior Subordinated Notes were issued in a private placement under the Securities Act of 1933, as amended, on December 23, 1997 in connection with the Crain Acquisition. The 13 1/2% Senior Subordinated Notes represent unsecured general obligations of Foamex L.P. and are subordinated to all Senior Debt (as defined in the Indenture).

     The 13 1/2% Senior Subordinated Notes mature on August 15, 2005. Interest on the 13 1/2% Senior Subordinated Notes is payable semiannually on each February 15 and August 15. The 13 1/2% Senior Subordinated Notes bear interest at the rate of 13 1/2% per annum. The 13 1/2% Senior Subordinated Notes may not be redeemed prior to August 15, 2000, except in the event of a Change of Control (as defined) or Foamex L.P. may, subject to certain requirements (as defined), on or prior to August 15, 1998 redeem up to 33 1/3% of the aggregate original principal amount with proceeds from an Equity Offering (as defined).

     Foamex L.P. has filed a registration statement relating to an exchange offer in which Foamex L.P. will offer to exchange the 13 1/2% Senior Subordinated Notes issued in the private placement for new notes. The terms of the new notes will be substantially identical in all respects (including principal amount, interest rate, maturity and ranking) to the terms of the 13 1/2% Senior Subordinated Notes, except that the new notes will be transferable by holders thereof without further registration under the Securities Act of 1933, as amended (except in the case of 13 1/2% Senior Subordinated Notes held by affiliates of Foamex L.P. and FCC and for certain other holders), and are not subject to any covenant regarding registration under the Securities Act of 1933, as amended.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   LONG-TERM DEBT AND EXTRAORDINARY LOSS (continued)

     9 1/2% Senior Secured Notes due 2000 ("Senior Secured Notes")

     The Senior Secured Notes were issued on June 3, 1993 with interest at the rate of 9 1/2% payable semiannually on each June 1 and December 1. The Senior Secured Notes had a maturity date of mature on June 1, 2000. The Senior Secured Notes were collateralized by a first-priority lien on substantially all of the assets of Foamex L.P. except for receivables, real estate and fixtures. The Senior Secured Notes were defeased in February 1998.

     11 1/4% Senior Notes due 2002 ("Senior Notes")

     The Senior Notes had an interest rate of 11 1/4% payable semiannually on each April 1 and October 1. The Senior Notes had a maturity date of October 1, 2002.

     11 7/8% Senior Subordinated Debentures due 2004 ("Subordinated Debentures")

     The Subordinated Debentures had an interest rate of 11 7/8% payable semiannually on each April 1 and October 1. The Subordinated Debentures had a maturity date of October 1, 2004.

     Senior Secured Discount Debentures due 2004 ("Discount Debentures")

     The Discount Debentures, in the aggregate principal amount of $116.7 million ($57.0 million initial cash proceeds) were issued during 1994 by Foamex-JPS Automotive L.P. ("FJPS") and Foamex-JPS Capital Corporation ("FJCC"). In connection with this issuance, the Company issued warrants to acquire 0.6 million shares of the Company's common stock to the purchasers of the Discount Debentures (see Note 15). The original issue discount of $59.7 million was being amortized using the weighted average to maturity method over the life of the issue. The Discount Debentures were repaid in full in connection with the Refinancing Plan.

     11 7/8% Senior Subordinated Debentures, Series B ("Series B Debentures")

     The Series B Debentures were issued July 30, 1993, by Foamex L.P. in an exchange offer to holders of senior subordinated debentures issued in connection with the acquisition of General Felt on March 23, 1993. The Series B Debentures had terms substantially similar to the Subordinated Debentures.

     Industrial Revenue Bonds ("IRBs")

     Two bond issues in the principal amount of $1.0 million and $6.0 million, maturing in 2005 and 2013, respectively, are collateralized by certain properties which have an approximate net carrying value of $11.4 million at December 28, 1997 and letters of credit approximating $7.3 million. The IRBs bear interest at a variable rate with options available to Foamex L.P. to convert to a fixed rate. The interest rates on the IRBs were 4.15% and 3.85% at December 28, 1997 for the $6.0 million and $1.0 million bond issues, respectively. The interest rate on the $6.0 million bond issue varies weekly based on an interest rate that is indicative of current bidside yields on high quality short-term, tax-exempt obligations, or if such interest rate is not available, 70.0% of the interest rate for thirteen week United States Treasury Bills. The maximum interest rate for either of the IRBs is 15.0% per annum. At the time of a conversion to a fixed interest rate and upon appropriate notice, the IRBs are redeemable at the option of the bondholders.

     Subordinated Note Payable

     This note payable was issued to John Rallis ("Rallis"), the former Chief Operating Officer of the Company, on May 6, 1993 by Foamex L.P. in connection with the acquisition of Great Western Foam Products Corporation and certain related entities and assets (collectively, "Great Western"). The note bears interest at a maximum rate of 6% per annum and the principal amount is payable in three equal annual installments beginning May 6, 1999.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   LONG-TERM DEBT AND EXTRAORDINARY LOSS (continued)

     Other

     As of December 28, 1997, other debt is comprised primarily of capital lease obligations, equipment financing associated with an aircraft and borrowings by Foamex Mexico.

     Early Extinguishment of Debt - Refinancing Plan

     In connection with the Refinancing Plan, the Company incurred an extraordinary loss on the early extinguishment of debt of approximately $42.0 million (net of income tax benefits of $25.7 million). The extraordinary loss is comprised of approximately $39.0 million for premium and consent fee payments, approximately $16.2 million for the write-off of debt issuance costs and debt discount, approximately $8.2 million for the loss associated with the effective termination and amendment of the interest rate swap agreements and approximately $4.3 million of professional fees and other costs. In connection with the Refinancing Plan, the Company repaid $5.2 million in term loan borrowings under the Foamex L.P. Credit Facility and purchased approximately $459.0 million of aggregate principal amount of public debt comprised of:

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

o $6.9 million of aggregate principal amount of its 11 7/8% senior subordinated debentures, series B, due 2004 for an aggregate consideration of 107.586% of principal plus accrued interest, comprised of a tender price of 105.586% and a consent fee of 2.0%; and

o $116.7 million of aggregate principal amount of the Discount Debentures for an aggregate consideration of 90.0% of principal amount, which represents approximately 116.2% of the accreted book value as of June 12, 1997, comprised of a tender price of 88.0% and a consent fee of 2.0%.

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   LONG-TERM DEBT AND EXTRAORDINARY LOSS (continued)

     During 1996, the Company used $31.3 million of the net proceeds from the sale of Perfect Fit to extinguish debt of $30.6 million and redemption premiums of $0.6 million. The Company wrote-off $1.2 million of debt issuance costs associated with the early extinguishment of debt and incurred transaction costs of $0.1 million. The early extinguishment of debt resulted in an extraordinary loss of $1.1 million (net of $0.8 million income tax benefit).

     Interest Rate Swap Agreements

     The Company enters into interest rate swaps to lower funding costs and/or to manage interest costs and exposure to changing interest rates. The Company does not hold or issue financial instruments for trading purposes.

     In connection with the Refinancing Plan, the Company's existing interest rate swap agreement with a notional amount of $300.0 million were considered to be effectively terminated since the underlying debt was extinguished. These interest rate swap agreement had an estimated fair value liability of $8.2 million at the date of the Refinancing Plan which is included in the extraordinary loss on the early extinguishment of debt. In lieu of a cash payment for the estimated fair value of the existing interest rate swap agreement, the Company entered into an amendment of the existing interest rate swap agreements resulting in one interest rate swap agreement with a notional amount of $150.0 million through June 2007. Accordingly, the $8.2 million fair value liability has been recorded as a deferred credit which will be amortized as a reduction in interest and debt issuance expense on a straight-line basis through June 2007. On January 8, 1998, Foamex L.P. entered into a new amendment to its interest rate swap agreement. The new amendment provides for an interest rate swap agreement with a notional amount of $150.0 million through June 2002. Under the new amendment, Foamex L.P. is obligated to make fixed payments of 5.78% per annum through December 1998 and variable payments based on LIBOR at the beginning of each six month period for the remainder of the agreement, in exchange for fixed payments by the swap partner at 6.44% per annum for the life of the agreement, payable semiannually in arrears. The newly amended interest rate swap agreement can be terminated by the swap partner at the end of each six month period commencing December 1999.

     The Company is exposed to credit loss in the event of a nonperformance by the swap partner; however, the occurrence of this event is not anticipated. The effect interest rate swaps was a favorable adjustment to interest and debt issuance expense of $2.2 million, $3.7 million and $1.4 million for 1997, 1996 and 1995, respectively.

     Debt Restrictions and Covenants

     The indentures, credit facility and other indebtedness agreements contain certain covenants that will limit, among other things, the ability of Foamex L.P. (i) to pay distributions or redeem partnership interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interest, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain a provision that, in the event of a defined change of control, the indebtedness must be repaid, in certain cases, at the option of the holder. Also, the Company's subsidiaries are required under certain of these agreements to maintain specified financial ratios of which the most restrictive is the maintenance of net worth and interest coverage ratios, as defined. Under the most restrictive of the distribution restrictions, the Company was available to be paid to by its subsidiaries as of December 28, 1997, funds necessary to meet operating expenses.

     As of December 28, 1997, the Company was in compliance with the covenants of the indentures, credit facility and other indebtedness agreements and expects to be in compliance with these covenants for the foreseeable future.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   LONG-TERM DEBT AND EXTRAORDINARY LOSS (continued)

     Future Obligations on Long-Term Debt

     Scheduled maturities of long-term debt are shown below (thousands):

       Year End                                       Long-Term Debt
       1998                                              $ 12,931
       1999                                                18,672
       2000                                                26,938
       2001                                                19,941
       2002                                                24,018
       Thereafter                                         633,321
                                                         --------
       Total                                              735,821
       Unamortized debt premium, net                       12,834
                                                         --------

       Total                                             $748,655
                                                         ========

8.   EMPLOYEE BENEFIT PLANS

     Defined Benefit Pension Plans

     The Company maintains noncontributory defined benefit pension plans for salaried and certain hourly employees. The salaried plan provides benefits that are based principally on years of credited service and level of compensation. The hourly plans provide benefits that are based principally on stated amounts for each year of credited service.

     Net periodic pension cost included the following components:

                                                1997        1996        1995
                                                         (thousands)
       Service cost                            $2,229      $2,471      $2,087
       Interest cost                            4,273       3,997       3,742
       Actual return on plan assets            (6,308)     (8,841)     (5,682)
       Net amortization and deferral              703       4,643       1,807
                                              -------      ------      ------
         Total                                $   897      $2,270      $1,954
                                              =======      ======      ======

     The Company's funding policy is to contribute annually an amount that both satisfies the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and does not exceed the full funding limitations of the Internal Revenue Code of 1986, as amended (the "Code"). Plan investments consist primarily of corporate equity and debt securities, mutual life insurance funds and cash equivalents. During 1998, the discount rate was adjusted to 7.0%. The following table sets forth the funded status of the Company's underfunded plans and the amounts recognized in the accompanying consolidated balance sheets as of December 28, 1997 and December 29, 1996:

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   EMPLOYEE BENEFIT PLANS (continued)

                                                  December 28,   December 29,
                                                      1997           1996
                                                        (thousands)
     Actuarial present value of accumulated
      benefit obligations:
       Vested benefits                              $ 61,188      $ 55,336
       Nonvested benefits                              3,112         2,137
                                                    --------      --------

     Accumulated benefit obligations                $ 64,300      $ 57,473
                                                    ========      ========

     Total projected benefit obligations            $ 65,948      $ 58,775
     Fair value of plan assets                        58,952        53,734
                                                    --------      --------
     Projected benefit obligations in excess
       of plan assets                                 (6,996)       (5,041)

     Unrecognized net loss from past experience
       difference from that assumed and effect
       of changes in assumptions                       4,704         1,099
     Additional minimum liability                     (3,982)       (2,694)
                                                    --------      --------

     Accrued pension cost                           $ (6,274)     $ (6,636)
                                                    ========      ========

     Significant assumptions used in determining the plans' funded status are as follows:

                                                                               December 28,     December 29,
                                                                                    1997             1996
       Expected long-term rates of return on plan assets                           10.00%            9.50%
       Discount rates on projected benefit obligations                              7.00%            7.50%
       Rates of increase in compensation levels (where applicable)                  4.00%            4.00%

     Defined Contribution Plan

     The Company maintains a defined  contribution plan which is qualified under
Section 401(k) of the Code and is available for eligible employees who elect to participate in the plan. Employee contributions are voluntary and subject to certain limitations as imposed by the Code. The Company provides contributions amounting to a 25% match of employees' contributions up to 4% of eligible compensation. The Company also provides an additional 25% match of employees' contributions up to 4% of eligible compensation made to a fund which invests in the Company's common stock. In addition, the Company may make discretionary contributions amounting to a 25% match of employees' contributions up to 4% of eligible compensation. The expense for these contributions for 1997, 1996 and 1995 was approximately $0.9 million, $0.8 million and $0.7 million, respectively.

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   EMPLOYEE BENEFIT PLANS (continued)

     The components of 1997, 1996 and 1995 expense for postretirement benefits are as follows:

                                                  1997       1996        1995
                                                          (thousands)
     Service costs for benefits earned            $   9      $  12      $  24
     Interest cost on liability                      71         67         83
     Net amortization and deferral                  (56)       (53)       (13)
     Special termination/curtailment loss            74        576        619
                                                  -----      -----      -----

     Net periodic postretirement benefit cost     $  98      $ 602      $ 713
                                                  =====      =====      =====

     The accumulated postretirement benefit obligation at December 28, 1997 and December 29, 1996 resulted in an unfunded obligation of $2.0 million and $2.1 million, respectively.

     An 8% and 9% annual rate of increase in the per capita costs of covered health care benefits was assumed for each of 1997 and 1996, respectively. This rate was assumed to gradually decrease to 5% by the year 2000. Increasing the weighted average assumed health care cost trend rates by one percentage point would have an insignificant impact on the accumulated postretirement benefit obligation and service and interest cost. The discount rate used was 7.00% and 7.50% as of December 28, 1997 and December 29, 1996, respectively.

     Postemployment Benefits

     The Company provides certain postemployment benefits to former or inactive employees and their dependents during the time period following employment but before retirement. At December 28, 1997 and December 29, 1996, the Company's liability for postemployment benefits was insignificant for each period.

9.   DISCONTINUED OPERATIONS

     On December 11, 1996, the Company sold its partnership interests in JPS Automotive for a sale price of approximately $220.1 million including the assumption of $200.1 million of JPS Automotive's indebtedness. The sale included substantially all of the net assets of the automotive textiles business segment. Actual and estimated transaction expenses related to the sale amounted to approximately $8.9 million.

     During 1996, the Company recorded a net loss on the sale of JPS Automotive of approximately $70.9 million (net of $34.2 million income tax benefit), which includes the loss on disposal and a net loss of $1.3 million (net of $0.7 million income tax benefit) relating to operating losses during the phase-out period. In December 1997, the Company recorded a loss from discontinued operations of approximately $2.0 million (net of income taxes) which relates to the final post-closing settlement regarding the December 1996 sale of JPS Automotive.

     During 1996, the Company finalized the sale of the outstanding common stock of Perfect Fit, a wholly-owned subsidiary, for an adjusted sale price of approximately $44.2 million. The sale included substantially all of the net assets of the home comfort products segment. Actual and estimated transaction expenses related to the sale amounted to approximately $1.5 million. The Company has recorded a loss on the sale of Perfect Fit of approximately $43.0 million, which includes the loss on disposal and a loss of $2.4 million relating to operating losses during the phase-out period. A valuation allowance has been provided for the capital loss relating to the sale of Perfect Fit since the Company has determined that capital gain taxable income is not likely to be sufficient to recognize the deferred tax asset relating to the capital loss carryforward.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   DISCONTINUED OPERATIONS (continued)

     The Company's financial statements were restated to reflect the discontinuation of the home comfort products and automotive textile business segments. In addition to the interest and debt issuance expense of JPS Automotive, interest and debt issuance expense was allocated to discontinued operations based on the estimated debt to be retired from the net proceeds from the sale of Perfect Fit and JPS Automotive.

10.  SALE OF ASSETS

     On October 6, 1997, the Company sold substantially all of the net assets of its needlepunch carpeting, tufted carpeting and artificial grass products business located at its facilities in Dalton, Georgia to Bretlin, Inc. for an aggregate sale price of approximately $41.0 million. The Company realized an insignificant gain on the sale in 1997. The Company used $38.8 million of the net sale proceeds to repay outstanding term loan borrowings under the Credit Facility. In connection with this repayment, the Company incurred an extraordinary loss on the early extinguishment of debt of approximately $0.6 million (net of income tax benefits) during 1997.

11.  INCOME TAXES

     Income (loss) from continuing operations before provision for income taxes consists of the following:

                                                         1997          1996          1995
                                                                    (thousands)
     United States                                     $  7,572      $ 46,075     $(62,015)
     Foreign                                               (916)        3,086         (983)
                                                       --------      --------     --------

     Income (loss) from continuing operations
       before provision (benefit) for income taxes     $  6,656      $ 49,161     $(62,998)
                                                       ========      ========     ========

     The components of the total consolidated provision (benefit) for income taxes are summarized as follows:

                                                       1997         1996           1995
                                                                 (thousands)
     Continuing operations                          $  2,525      $ 16,669      $(12,248)

     Discontinued operations                          (1,330)      (35,129)        1,691

     Extraordinary loss on early extinguishment
       of debt                                       (27,400)         (765)           --
                                                    --------      --------      --------

     Total consolidated provision (benefit) for
       income taxes                                 $(26,205)     $(19,225)     $(10,557)
                                                    ========      ========      ========

     The total consolidated provision (benefit) for income taxes is summarized as follows:

                              1997        1996         1995
                                       (thousands)
     Current:
       Federal               $ 1,958     $   220     $(2,038)
       State                   1,248         760          --
       Foreign                   498         786         457
                             -------     -------     -------
           Total current       3,704       1,766      (1,581)
                             -------     -------     -------

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    INCOME TAXES (continued)

                                                  1997          1996           1995
                                                             (thousands)
     Deferred:
       Federal                                   (27,013)      (24,211)       (9,543)
       State                                      (2,662)        2,729           856
       Foreign                                      (234)          491          (289)
                                                --------      --------      --------
           Total deferred                        (29,909)      (20,991)       (8,976)
                                                --------      --------      --------

     Total consolidated provision (benefit)
       for income taxes                         $(26,205)     $(19,225)     $(10,557)
                                                ========      ========      ========

       The tax effect of the temporary differences that give rise to significant deferred tax assets and liabilities are:

                                                            December 31,  December 31,
                                                                1997          1996
                                                                   (thousands)
     Deferred tax assets:
       Inventory basis differences                           $  1,252      $  1,209
       Employee benefit accruals                                5,405         6,247
       Allowances and contingent liabilities                    3,600         3,616
       Restructuring and plant closing accruals                14,436         8,323
       Other                                                    5,778         6,301
       Net operating loss carryforwards                        49,795        37,483
       Capital loss carryforwards                              11,202        16,561
       Valuation allowance for deferred tax assets            (13,407)      (23,064)
                                                             --------      --------
       Deferred tax assets                                     78,061        56,676
                                                             --------      --------

     Deferred tax liabilities:
       Basis difference in property, plant and equipment       27,544        36,257
       Other                                                    2,282         4,944
                                                             --------      --------
       Deferred tax liabilities                                29,826        41,201
                                                             --------      --------

     Net deferred tax assets (liabilities)                   $ 48,235      $ 15,475
                                                             ========      ========

     The Company has determined that taxable capital gains in the foreseeable future for subsidiaries that file a separate federal income tax return will likely not be sufficient to recognize the deferred tax asset associated with the capital loss carryforward. Accordingly, a valuation allowance has been provided for the deferred tax asset associated with the capital loss carryforward. During 1997, the valuation allowance for deferred tax assets decreased by $9.7 million which included a $5.0 million decrease for the utilization of capital loss carryforwards associated with the sale of a facility (see Note 10), $1.9 million decrease due to reversal of preacquisition temporary differences, $2.8 million was applied to deferred tax assets that will not be utilized. The $1.9 million reversal of preacquisition temporary differences was used to reduce cost in excess of assets acquired. At December 28, 1997, the Company has $130.9 million of regular tax net operating loss carryforwards for federal income tax purposes expiring from 2003 to 2011. In addition, the Company has $28.9 million of capital loss carryforwards that expire in 2001.

     The Company has recorded net deferred tax assets of $48.2 million. Realization is dependent on generating sufficient taxable income to utilize the deferred tax assets primarily representing loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term, if estimates of future taxable income during the carryforward period are reduced.

     A reconciliation of the statutory federal income tax rate to the effective income tax rate on continuing operations is as follows:

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  INCOME TAXES (continued)

                                                         1997          1996           1995
                                                                   (thousands)
     Statutory income taxes                            $  2,330      $ 17,206      $(22,049)
     State income taxes, net of federal                     260         1,864        (2,095)
     Limitation on the utilization of tax benefits           --            --         7,695
     Valuation allowance                                     --        (3,621)           --
     Cost in excess of assets acquired                      553           644         1,010
     Write-off excess cost                                4,305            --            --
     Utilization of capital loss carryforwards           (5,028)           --            --
     Other                                                  105           576         3,191
                                                       --------      --------      --------
     Total                                             $  2,525      $ 16,669      $(12,248)
                                                       ========      ========      ========

12.  COMMITMENTS AND CONTINGENCIES

     Operating Leases

     The Company is obligated under various noncancelable lease agreements for rental of facilities, vehicles and other equipment. Many of the leases contain renewal options with varying terms and escalation clauses that provide for increased rentals based upon increases in the Consumer Price Index, real estate taxes and lessors' operating expenses. Total minimum rental commitments (excluding commitments accrued as part of the Company's restructuring/consolidation plan) required under operating leases at December 28, 1997 are:

                                                               Operating
                                                                 Leases
                                                              (thousands)
       1998                                                     $11,375
       1999                                                      10,255
       2000                                                       8,430
       2001                                                       6,485
       2002                                                       6,524
       Thereafter                                                17,322
                                                                -------
       Total                                                    $60,391
                                                                =======

     Rental expense charged to operations under operating leases approximated $10.1 million, $9.6 million and $10.5 million for 1997, 1996 and 1995, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases. In addition, the Company incurred rental expense of approximately $1.7 million and $3.5 million for 1996 and 1995, respectively, under leases with related parties.

13.  RELATED PARTY TRANSACTIONS AND BALANCES

     The Company regularly enters into transactions with its affiliates in the ordinary course of business.

     On July 1, 1997, Trace Holdings borrowed $5.0 million pursuant to a promissory note with an aggregate principal amount of $5.0 million issued to Foamex L.P. on June 12, 1997. The promissory note is due and payable on demand or, if no demand is made, on July 7, 2001, and bears interest at 2 3/8% plus three-month LIBOR, as defined, per annum payable quarterly in arrears commencing October 1, 1997. On June 12, 1997, a promissory note issued to Foamex L.P. by Trace Holdings in July 1996 was amended. The amended promissory note is an extension of a promissory note of Trace Holdings that was due in July 1997. The aggregate principal amount of the amended promissory note was increased to approximately $4.8 million and the maturity of the promissory note was extended. The promissory note is due and payable on demand or, if no demand is made, on July 7, 2001, and bears interest at 2 3/8% plus three-month LIBOR, as defined, per annum payable quarterly in arrears. The promissory note is included in the
other  components  of  stockholders'   equity   (deficit).

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

     Foamex L.P. was party to a lease agreement for an airplane with Trace Aviation Corp. ("Trace Aviation"), a subsidiary of Trace Holdings. During 1995, Foamex L.P. paid Trace Aviation $1.6 million pursuant to the lease agreement. The lease agreement also provided for the use of the airplane by Trace Holdings with remuneration to Foamex L.P. based on actual usage of the plane. During 1995, Trace Holdings paid to Foamex L.P. $0.6 million pursuant to the agreement. During August 1995, Foamex Aviation Inc. ("Aviation"), a wholly-owned subsidiary of the Company, acquired the aircraft from Trace Holdings for $3.0 million in cash and the assumption of $11.7 million of related debt. In connection with the acquisition of the aircraft, the Foamex L.P. lease and other agreements were terminated.

     Foamex L.P. has a management service agreement with Trace Foam Company, Inc. ("Trace Foam"), a wholly-owned subsidiary of Trace Holdings, pursuant to which Trace Foam provides general managerial services of a financial, technical, legal, commercial, administrative and/or advisory nature to Foamex L.P. During June 1997, the management services agreement was amended to increase the annual fee from $1.75 million to $3.0 million, plus reimbursement of expenses incurred. Trace Holdings rents approximately 5,900 square feet of general, executive and administrative office space in New York, New York from Foamex L.P. on substantially the same terms as Foamex L.P. leases such space from a third party lessor.

     During 1997 and 1995, the Company purchased approximately $1.9 million and $2.5 million, respectively, of scrap material from Recticel Foam Corporation ("RFC"), a former partner of Foamex L.P. and whose chairman is a director of the Company, under various agreements, the latest which expired in March 1998.

14.  STOCK OPTION PLAN

     The Company's 1993 Stock Option Plan provides for the granting of nonqualified ("NQSOs") and incentive stock options for up to 3.0 million shares of common stock to officers and executive employees of the Company and its subsidiaries and affiliates, the price and terms of each such option is at the discretion of the Company, except that the term cannot exceed ten years. As of December 28, 1997, the stock options issued under the 1993 Stock Option Plan vest equally over a five year period with a term of ten years.

     In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation") ("FAS No. 123"), which was effective as of January 1, 1996, the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model for pro forma footnote purposes with the following assumptions used for grants in all years; no dividend yield, risk-free interest rates of 5.69% to 6.39% and expected option life of three years. Expected volatility was assumed to be 40% in 1997 and 1996.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  STOCK OPTION PLAN (continued)

       A summary of stock option activity is as follows:

                                              1997                                  1996            1995
                                                Weighted                    Weighed                     Weighted
                                                Average                     Average                     Average
                                                Exercise                    Exercise                    Exercise
                                    Shares        Price         Shares        Price       Shares          Price
Outstanding at beginning of year     967,476    $ 6.97            951,343     $ 7.64      2,033,800       $17.28
Granted                              625,833     11.52            202,240       7.06        150,000         9.95
Exercised                           (145,195)     6.88            (14,914)      6.88              -           -
Forfeited                             (9,065)     6.88           (171,193)     10.80       (145,956)       14.59
Canceled     -                             -         -                  -          -     (1,924,700)       17.15
Granted in exchange offer                  -         -                  -          -        838,199         6.88
                                   ---------    ------            --------    ------     ----------      -------

Outstanding at end of year         1,439,049      7.08             967,476    $ 6.97        951,343      $  7.64
                                   =========    ======            ========    ======     ==========      =======

Exercisable at end of year           467,460      7.04             431,863    $ 6.94         20,140      $14.62
                                   =========    ======            ========    ======     ==========      ======

     The options outstanding at December 28, 1997 have an exercise price range of $6.875 to $14.00. During 1997, the Company granted 625,833 options with a weighted average market price on the date of grant of $3.91. During 1996, the Company granted 202,240 options with a weighted average market price on the date of grant of $6.52. The 1996 aggregate difference of $1.1 million between the fair market value ("FMV") of the options at the date of grant and the option price is being charged to expense over the vesting period (five years) of the options. During 1995, the Company granted a total of 150,000 options which include (i) 15,000 options with a weighted average market price on the date of grant of $9.50, (ii) 85,000 options with a weighted average market price on the date of grant of $8.29 and (iii) 50,000 options with a weighted average market price on the date of grant of $9.50. Upon completion of the initial public offering (the "IPO") in December 1993, options were granted to purchase 248,600 shares of common stock at $13.50 per share and 1,750,000 shares of common stock at prices ranging from $15.00 to $22.50 per share. The aggregate difference of $0.4 between the FMV ($15 per share) of the options at the date of grant and the $13.50 option price is being charged to expense over the vesting period (five years) of the options. Total compensation expense relating to options amounted to approximately $0.3 million, $0.3 million and $0.1 million, respectively, in each of 1997, 1996 and 1995, respectively.

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

     The weighted average remaining contractual lives of outstanding options at December 28, 1997 was approximately 7.0 years.

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

     Common Stock

     At December 28, 1997, the Company had an aggregate of 4.8 million of common stock shares reserved for issuance in connection with its stock option plan (3.0 million) and outstanding warrants (1.8 million).

     Warrants

In June 1994, in connection with the issuance of the Discount Debentures, the Company issued 116,745 warrants to purchase 0.6 million shares of common stock. Each warrant is exercisable on or before July 1, 1999 for 5.1394 shares at a cash price of $11.52 per share upon exercise. The warrants were valued by projecting the Company's financial results for five years. These financial results were discounted at a rate of 18% to 20% and, with a projected price earnings ratio of 10-11x after five years, yielded a value of approximately $25.70 per warrant or $3.0 million in total. Accordingly, additional paid in capital was increased for the cash received attributable to the warrants and the associated debt reduced, with such reduction to be amortized over the life of the debt.

     In addition, the Company has outstanding warrants to purchase approximately
1.2 million shares of common stock at an exercise price of approximately $12.30 per share at any time prior to October 1999.

     Treasury Stock

     During 1997, 1996 and 1995, the Company purchased 434,600, 624,700 and 929,700 shares of its common stock, respectively, for an aggregate cost of $5.7 million, $6.3 million and $7.2 million, respectively, under programs authorized by the Board of Directors to purchase up to 3.0 million shares of the Company's common stock.

     Other

     The other component of stockholders' equity (deficit) consists of the following:

                                                        December 28, December 29,  December 31,
                                                            1997         1996        1995
                                                                     (thousands)
     Foreign currency translation adjustment               $ 4,367     $ 3,494     $ 3,448
     Additional pension liability, net of income taxes       2,231       1,445       2,872
     Note receivable from Trace Holdings                     9,795       4,373       4,373
                                                           -------     -------     -------
                                                           $16,393     $ 9,312     $10,693
                                                           =======     =======     =======

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  ENVIRONMENTAL MATTERS

     The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. During 1997, expenditures in connection with the Company's compliance with federal, state, local and foreign environmental laws and regulations did not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position. As of December 28, 1997, the Company has environmental accruals of approximately $9.3 million for environmental matters. In addition, as of December 28, 1997, the Company has net receivables of approximately $1.1 million relating to indemnification for environmental liabilities, net of an allowance of approximately $1.0 million relating to potential disagreements regarding the scope of the indemnification. The Company believes that realization of the net receivables established for indemnification is probable.

     The Clean Air Act Amendments of 1990 (the "1990 CAA Amendments") provide for the establishment of federal emission standards for hazardous air pollutants including methylene chloride, propylene oxide and TDI, materials used in the manufacturing of foam. On December 27, 1996, the United States Environmental Protection Agency (the "EPA") proposed regulations under the 1990 CAA Amendments that will require manufacturers of slab stock polyurethane foam and foam fabrication plants to reduce emissions of methylene chloride. Because these regulations are subject to change prior to finalization, the Company cannot accurately predict the actual cost of their implementation. The Company does not believe implementation of the regulations will require it to make material expenditures at facilities owned prior to December 23, 1997, due to the Company's use of alternative technologies which do not utilize methylene chloride and its ability to shift current production to the facilities which use these alternative technologies; however, material expenditures may be required at the facilities formerly operated by Crain. The 1990 CAA Amendments also may result in the imposition of additional standards regulating air emissions from polyurethane foam manufacturers, but these standards have not yet been proposed or promulgated.

     The Company has reported to appropriate state authorities that it has found soil and groundwater contamination in excess of state standards at four facilities and soil contamination in excess of state standards at three other facilities. The Company has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any degree of certainty at this time. As of December 28, 1997, the Company has environmental accruals of approximately $8.7 million for the remaining potential remediation costs for these facilities based on engineering estimates.

     Federal regulations require that by the end of 1998 all underground storage tanks ("USTs") be removed or upgraded in all states to meet applicable standards. The Company has six USTs that will require removal or permanent in-place closure by the end of 1998. Due to the age of these tanks, leakage may have occurred resulting in soil and possibly groundwater contamination. The Company has accrued $0.1 million for the estimated removal and remediation, if any, associated with these USTs. However, the full extent of contamination and, accordingly, the actual cost of such remediation cannot be predicted with any degree of certainty at this time. The Company believes that its USTs do not pose a significant risk of environmental liability because of the Company's monitoring practices for USTs and conditional approval for the permanent in-place closure for certain USTs. However, there can be no assurance that such USTs will not result in significant environmental liability in the future.

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  ENVIRONMENTAL MATTERS (continued)

     On May 5, 1997, there was an accidental spill at one of the Company's manufacturing facilities. The spill was contained on site and cleaned-up for an approximate cost of $0.6 million. Although it is possible that new information or future developments could require the Company to reassess its potential exposure relating to all pending environmental matters, including those described herein, management believes that, based upon all currently available information, the resolution of such environmental matters will not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated and that may be material.

17.  LITIGATION

     As of March 4, 1998, the Company and Trace Holdings were two of multiple defendants in actions filed on behalf of approximately 5,000 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 700 residents of Australia, New Zealand, England, and Ireland. During 1995, the Company and Trace Holdings were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final. In addition, two of the cases filed on behalf of 903 foreign plaintiffs were dismissed on the grounds that the cases could not be brought in the United States courts. This decision is subject to appeal. The Company believes that the number of suits and claimants may increase. The Company believes that the number of suits and claimants may increase. Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from the Company or Trace Holdings. Neither the Company nor Trace Holdings recommended, authorized or approved the use of its foam for these purposes. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with the general counsel of Trace Holdings, and without taking into account potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either the Company's or Trace Holdings' consolidated financial position or results of operations. In addition, the Company is also indemnified by Trace Holdings for any such liabilities relating to foam manufactured prior to October 1990. Although Trace Holdings has paid the Company's litigation expenses to date pursuant to such indemnification and management believes Trace Holdings likely will be in a position to continue to pay such expenses, there can be no absolute assurance that Trace Holdings will be able to provide such indemnification. Based on information available at this time with respect to the potential liability, and without taking into account the indemnification provided by Trace Holdings and the coverage provided by Trace Holdings' and the Company's liability insurance, the Company believes that the proceedings should not ultimately result in any liability that would have a material adverse effect on the financial position or results of operations of the Company. If management's assessment of the Company's liability with respect to these actions is incorrect, such actions could have a material adverse effect on the Company.

     In November 1997, a complaint was filed in the United States District Court for the Southern District of Texas alleging that various defendants, including Crain through the use of the CARDIO(R) process licensed from a third party, infringed on a patent held by plaintiff. The Company is negotiating with the licensor of the process for the assumption of the defense of the action by the licensor; however, the action is in the preliminary stages, and there can be no assurance as to the ultimate outcome of the action.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  LITIGATION (continued)

     On or about March 17, 1998, five purported class action lawsuits were filed in the Delaware Chancerty Court, New Castle County, against the Company, directors of the Company, Trace Holdings, and individual officers and directors of Trace Holdings:

       Brickell Partners v. Marshall S. Cogan, et al.,  No. 16260NC;
       Mimona Capital v. Salvatore J. Bonanno, et al.,  No. 16259NC;
       Daniel Cohen v. Foamex International Inc.,  No. 16263;
       Eileen Karisinki v. Foamex International Inc., et al., No. 16261NC and John E. Funky Trust v. Salvatore J. Bonanno, et al., No. 16267.

     A sixth purported class action lawsuit, Barnett Stepak v. Foamex International Inc., et al., No. 16277, was filed on or about March 23, 1998 against the same defendants. The complaints in the six actions allege, among other things, that the defendants have violated fiduciary and other common law duties purportedly owed to the Company's shareholders in connection with Trace Holdings proposal to acquire all of the shares of the Company's common stock. The complaints seek, among other things, class certification, a declaration that the defendants have breached their fiduciary duties to the class, preliminary and permanent injunctions baring implementation of the proposed transaction, rescission of the transaction if consummated, unspecified compensatory damages, and costs and attorneys' fees.

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

18.  FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

     Interest Rate Swap Agreements

     The Company has an interest rate swap agreement involving the exchange of fixed and floating interest payment obligations without the exchange of the underlying principal amounts. At December 28, 1997, the total notional principal amount of the interest rate swap agreement was $150.0 million. The counterparty to the agreement is a large international financial institution. The interest rate swap agreement subjects the Company to financial risk that will vary during the life of the agreement in relation to market interest rates.

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK (continued)

     The estimated fair values of the Company's financial instruments as of December 28, 1997 are as follows:

                                 Carrying Amount      Fair Value
                                            (thousands)
     Liabilities:
       Long-term debt             $     748,655        $751,143
                                  =============        ========

       Interest rate swaps        $          --        $  1,015
                                  =============        ========

     Carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximates fair value due to the short- term nature of these instruments.

     The fair value of long-term debt is estimated using quoted market prices, where available, or discounted cash flows.

     The fair value of interest rate swap is based on the amount at which the Company would pay if the swap was settled, as determined by an estimate obtained from dealers.

     Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

19.  EARNINGS (LOSS) PER SHARE

     The following table shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                                  1997             1996             1995
                                                                  (thousands, except per share amounts)
     Basic earnings (loss) per share:
            Net income (loss)                                   $(42,345)        $(83,135)        $(53,120)
                                                                ========         ========         ========

            Average common stock outstanding                      25,189           25,389           26,472
                                                                ========         ========         ========

            Basic earnings (loss) per share                     $  (1.68)        $  (3.28)        $  (2.01)
                                                                ========         ========         ========

     Diluted earnings per share:
            Net income (loss) available for common stock
               and dilutive securities                          $(42,345)        $(83,135)        $(53,120)
                                                                ========         ========         ========

            Average common stock outstanding                      25,189           25,389           26,472

            Additional common shares resulting
               from stock options                                    511              351               --
                                                                --------         --------         --------

            Average common stock and dilutive
               stock outstanding                                  25,700           25,740           26,472
                                                                ========         ========         ========

            Diluted earnings (loss) per share                   $  (1.65)        $  (3.23)        $  (2.01)
                                                                ========         ========         ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  EARNINGS (LOSS) PER SHARE (continued)

     Earnings (loss) per share attributable to continuing operations and discontinued operations and extraordinary loss on early extinguishment of debt are:

                                                             1997          1996           1995
     Earnings (loss) per common share - basic:
            Continuing operations                          $   0.16      $   1.28      $  (1.92)

            Discontinued operations                           (0.08)        (4.51)        (0.09)

            Extraordinary loss                                (1.76)        (0.05)           --
                                                           --------      --------      --------

            Net loss                                       $  (1.68)     $  (3.28)     $  (2.01)
                                                           ========      ========      ========

     Earnings (loss) per common share - assuming dilution:

            Continuing operations                          $   0.16      $   1.26      $  (1.92)

            Discontinued operations                           (0.08)        (4.45)        (0.09)

            Extraordinary loss                                (1.73)        (0.04)           --
                                                           --------      --------      --------

            Net loss                                       $  (1.65)     $  (3.23)     $  (2.01)
                                                           ========      ========      ========

                                      F-33

20.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                        1997           1996           1995
                                                                                   (thousands)

       Cash paid for interest                                          $46,323       $44,472         $47,333
                                                                       =======       =======         =======

       Cash paid (received) for income taxes, net                      $ 3,579       $(2,855)       $  3,024
                                                                       =======       =======        ========

       Noncash capital expenditures                                   $    167      $    165       $     378
                                                                      ========      ========       =========

21.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                       First        Second         Third         Fourth
                                                     Quarter        Quarter       Quarter       Quarter
                                                            (thousands except per share amounts)
       1997
         Net sales                                    $229,120        $239,887      $233,434      $228,654
         Gross profit                                   42,797          44,780        38,039        17,723
         Net income (loss)                               7,726         (32,719)        6,515       (23,867)
         Basic earnings (loss) per share                  0.31          (1.29)         0.26          (0.96)
         Diluted earnings (loss) per share                0.29          (1.26)         0.26          (0.96)

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

                                                       First        Second         Third         Fourth
                                                     Quarter        Quarter       Quarter       Quarter
                                                            (thousands except per share amounts)
       1996
         Net sales                                    $219,131      $240,447        $236,766      $230,007
         Gross profit                                   36,031        38,167          39,960        39,074
         Net income (loss)                               6,137       (31,707)        (66,623)        9,058
         Basic earning (loss) per share                   0.24         (1.25)         (2.64)          0.36
         Diluted earnings (loss) per share                0.24         (1.24)         (2.64)          0.35

     During 1997, the Company recorded an extraordinary loss on the early extinguishment of debt of approximately $42.2 million relating to the Refinancing Plan (see Note 7) which is reflected in the second quarter of 1997. During the fourth quarter of 1997, the Company recorded a $21.1 million restructuring charge which is described in Note 4 and recorded approximately $20.0 million of special charges and changes in estimates relating to inventory writedowns, customer deductions, start-up of operations and other items. These charges decreased gross profit by $15.6 million and increased selling, general and administrative expenses by $4.4 million.

     During 1996, the Company recorded a net loss on the disposal of Perfect Fit including operating losses during the phase-out period of approximately $43.0 million of which $39.3 million is reflected in the second quarter of 1996 (see
Note 9). Also, during 1996 the Company recorded an estimated net loss on the disposal of JPS Automotive including operating losses during the phase-out period of approximately $70.9 million of which $69.7 million is reflected in the third quarter of 1996 (see Note 9). During the fourth quarter of 1996, the Company recorded a $6.5 million net restructuring credit, which is described in
Note 4.

22.  SUBSEQUENT EVENT

     On February 27, 1998, the Company and certain of its affiliates completed a series of transactions designed to simplify the Company's structure and to provide future operational flexibility. Prior to the consummation of these transactions, the Company defeased the $4.5 million outstanding principal amount of its 9 1/2% Senior Secured Notes due 2000. Foamex L.P. settled its intercompany payables to General Felt with $4.8 million in cash and a $34.0 million principal amount promissory note supported by the $34.5 million Foamex/GFI Note. The initial transaction resulted in the transfer from Foamex L.P. to Trace Foam LLC of all of the outstanding common stock of General Felt, in exchange for (i) the assumption by Trace Foam LLC of $129.0 million of Foamex L.P.'s indebtedness and (ii) the transfer by Trace Foam LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result, General Felt ceased being a subsidiary of Foamex L.P. and was relieved from all obligations under Foamex L.P.'s 9 7/8% Senior Subordinated Notes due 2007 and 13 1/2% Senior Subordinated Notes due 2005. Upon consummation of the initial transaction, Foamex Carpet, a newly formed wholly-owned subsidiary of the Company, the Company, Trace Foam LLC, and General Felt entered into an Asset Purchase Agreement dated February 27, 1998, in which General Felt sold substantially all of its assets (other than the Foamex/GFI Note and its operating facility in Pico Rivera, California) to Foamex Carpet in exchange for
(i) $20.0 million in cash and (ii) a promissory note issued by Foamex Carpet to Trace Foam LLC in the amount of $70.2 million. The $20.0 million cash payment was funded with a distribution by Foamex L.P. Upon consummation of these transactions contemplated by the Asset Purchase Agreement, Foamex Carpet entered into a Credit Agreement with the institutions from time to time party thereto, as issuing banks, and Citicorp USA, Inc. and The Bank of Nova Scotia, as administrative agents, which provides for up to $20.0 million in revolving credit borrowings. These transactions were accounted for in a manner similar to a pooling of interests since the entities were under common control. Foamex Carpet will conduct the carpet cushion business previously conducted by General Felt. Also, Trace Foam LLC has retained ownership of one of General Felt's operating facilities which is being leased to Foamex Carpet and the $34.0 million Foamex/GFI Note.

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

                                                                      Schedule I

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS

                                                                  December 28,         December 29,
                                                                      1997                 1996
ASSETS                                                                      (thousands)
CURRENT ASSETS:
    Cash and cash equivalents                                       $   2,639           $   1,232
    Intercompany receivables                                           14,542              10,516
    Deferred income taxes                                              42,935              15,045
    Other current assets                                                  181               1,053
                                                                    ---------           ---------
            Total current assets                                       60,297              27,846

OTHER ASSETS                                                              772                 353
                                                                    ---------           ---------

TOTAL ASSETS                                                        $  61,069           $  28,199
                                                                    =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
    Accounts payable                                                $  10,542           $   9,309
    Other accrued liabilities                                           5,056               4,937
                                                                    ---------           ---------
      Total current liabilities                                        15,598              14,246

LONG-TERM LIABILITIES:
    Notes payable to consolidated subsidiaries I                        2,500               8,000
    Tax distribution advance payable                                   13,618                  --
    Deficit in consolidated subsidiaries                              142,772              62,429
    Deferred income taxes                                                  --               1,627
                                                                    ---------           ---------
      Total liabilities                                               174,488              86,302
                                                                    ---------           ---------

COMMITMENTS AND CONTINGENCIES                                              --                  --
                                                                    ---------           ---------

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred Stock, par value $1.00 per share:
      Authorized 5,000,000 shares - none issued                            --                  --
    Common Stock, par value $.01 per share:
      Authorized 50,000,000 shares
      Issued 26,908,680 and 26,753,262
         shares, respectively
      Outstanding 24,919,680 and 25,198,862
         shares, respectively                                             269                 267
    Additional paid-in capital                                         86,025              84,579
    Retained earnings (accumulated deficit)                          (164,118)           (120,174)
    Other                                                             (16,393)             (9,312)
                                                                    ---------           ---------
                                                                      (94,217)            (44,640)
    Common Stock held in Treasury, at cost:
      1,989,000 shares and 1,554,400, respectively                    (19,202)            (13,463)
                                                                    ---------           ---------
      Total stockholders' equity (deficit)                           (113,419)            (58,103)
                                                                    ---------           ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $  61,069           $  28,199
                                                                    =========           =========

(1)  During  1997,   FJGP,   Inc.'s,   a   wholly-owned   subsidiary  of  Foamex
     International, distributed its assets and liabilities to Foamex International. FJGP Inc.'s assets primarily consisted of its 1% partnership interest in FJPS and a $6.0 million demand note due from Foamex International.

                 See notes to consolidated financial statements.
                                   (continued)

                                                                      Schedule I

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS

                                                   1997                  1996                1995
                                                  (amounts in thousands except per share amounts)
INTERCOMPANY SALES                               $ 123,355           $ 179,791           $ 197,066

COST OF GOODS SOLD                                 123,355             179,791             197,066
                                                 ---------           ---------           ---------

GROSS PROFIT                                            --                  --                  --

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                            486                 709               5,004

RESTRUCTURING AND OTHER CHARGES                         --                (126)              2,168
                                                 ---------           ---------           ---------

INCOME (LOSS) FROM OPERATIONS                         (486)               (583)             (7,172)

EQUITY IN EARNINGS (LOSS) OF
    CONSOLIDATED SUBSIDIARIES                        4,954              42,097             (57,904)

INTEREST EXPENSE                                       153                 196                  13

INTEREST INCOME                                        204                  78                 679
                                                 ---------           ---------           ---------

INCOME (LOSS) BEFORE INCOME TAX
    AND EXTRAORDINARY LOSS                           4,519              41,396             (64,410)

INCOME TAX PROVISION (BENEFIT)                         388               8,904             (13,660)
                                                 ---------           ---------           ---------

INCOME (LOSS) FROM CONTINUING
    OPERATIONS                                       4,131              32,492             (50,750)

EQUITY IN DISCONTINUED OPERATIONSI                  (1,994)           (114,480)             (2,370)
                                                 ---------           ---------           ---------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS              2,137             (81,988)            (53,120)

EQUITY IN EXTRAORDINARY LOSSI                      (44,482)             (1,147)                 --
                                                 ---------           ---------           ---------

NET INCOME (LOSS)                                $ (42,345)          $ (83,135)          $ (53,120)
                                                 =========           =========           =========

BASIC EARNINGS (LOSS) PER SHARE:
    CONTINUING OPERATIONS                        $    0.16           $    1.28           $   (1.92)
                                                 =========           =========           =========
    EARNINGS (LOSS) PER SHARE                    $   (1.68)          $   (3.28)          $   (2.01)
                                                 =========           =========           =========

DILUTED EARNINGS (LOSS) PER SHARE:
    CONTINUING OPERATIONS                        $    0.16           $    1.26           $   (1.92)
                                                 =========           =========           =========

    EARNINGS (LOSS) PER SHARE                    $   (1.65)          $   (3.23)          $   (2.01)
                                                 =========           =========           =========

(1) Equity in discontinued operation includes allocated income tax provisions (benefits) of Foamex International of $(1.3) million, $(32.5) million and $4.3 million for 1997, 1996 and 1995, respectively.

(2) Equity in extraordinary loss includes allocated income tax benefits of $27.3 million and $0.8 million for 1997 and 1996, respectively.

                 See notes to consolidated financial statements.
                                   (continued)

                                                                      Schedule I

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS

                                                                         1997           1996           1995
OPERATING ACTIVITIES:                                                                (thousands)
    Net income (loss)                                                 $ (42,345)     $ (83,135)     $ (53,120)
    Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
      Deferred income taxes                                                (387)         8,904        (11,622)
      Equity in earnings of discontinued operations                       1,994        114,480          2,370
      Equity in earnings of extraordinary loss                           44,482          1,147             --
      Equity in earnings of consolidated subsidiaries                    (4,954)       (42,097)        57,904
      Other                                                                  61            357             35
    Changes in operating assets and liabilities,
     net of acquisitions:
      Intercompany receivables                                           (4,026)         2,702          4,049
      Accounts payable                                                    1,233         (3,844)        (7,393)
      Other assets and liabilities                                          764          4,346         (3,541)
                                                                      ---------      ---------      ---------
         Net cash provided by (used for) operating activities            (3,178)         2,860        (11,318)
                                                                      ---------      ---------      ---------

INVESTING ACTIVITIES:
    Investment in consolidated subsidiaries                                  --             --         (4,025)
    Proceeds from (settlement of) sale of discontinued operations       (13,556)           179             --
    Other                                                                 6,757          1,707          2,379
                                                                      ---------      ---------      ---------
    Net cash provided by (used for) investing activities                 (6,799)         1,886         (1,646)
                                                                      ---------      ---------      ---------

FINANCING ACTIVITIES:
    Note payable to consolidated subsidiary                               2,500             --          2,000
    Tax advance distribution                                             13,618             --             --
    Purchase of treasury stock                                           (5,739)        (6,296)        (7,167)
    Proceeds from exercise of stock options                               1,005            102             --
                                                                      ---------      ---------      ---------
         Net cash provided by (used for) financing activities            11,384         (6,194)        (5,167)
                                                                      ---------      ---------      ---------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                      1,407         (1,448)       (18,131)

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                                   1,232          2,680         20,811
                                                                      ---------      ---------      ---------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                                     $   2,639      $   1,232      $   2,680
                                                                      =========      =========      =========


Note: During 1997, 1996 and 1995, the Company received distributions from its consolidated subsidiaries of $8.8 million, $1.7 million and $2.4 million, respectively, in accordance with tax sharing agreements.

                 See notes to consolidated financial statements.
                                   (continued)

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                   (thousands)

                                        Balance at     Charged to      Charged to                     Balance at
                                       Beginning of    Costs and         other                         End of
                                          Period        Expenses       Accounts(1)      Deductions     Period

YEAR ENDED DECEMBER 28, 1997
Allowance for Uncollectible Accounts     $  3,060     $     2,295     $  2,898         $   1,409     $  6,844
                                         ========     ===========     ========         =========     ========

Reserve for Discounts                    $  3,268     $        --     $ 10,182         $  12,212     $  1,238
                                         ========     ===========     ========         =========     ========

Valuation Allowance                      $ 23,064     $    (5,028)    $ (1,829)        $   2,800     $ 13,408
                                         ========     ===========     ========         =========     ========


YEAR ENDED DECEMBER 29, 1996
Allowance for Uncollectible Accounts     $  4,839     $       704     $    292         $   2,775     $  3,060
                                         ========     ===========     ========         =========     ========

Reserve for Discounts                    $  4,299     $        --     $ 12,190         $  13,221     $  3,268
                                         ========     ===========     ========         =========     ========

Valuation Allowance                      $ 16,979     $    12,940     $ (6,855)(3)     $      --     $ 23,064
                                         ========     ===========     ========         =========     ========


YEAR ENDED DECEMBER 31, 1995(2)
Allowance for Uncollectible Accounts     $  2,324     $     4,627     $    324         $   2,436     $  4,839
                                         ========     ===========     ========         =========     ========

Reserve for Discounts                    $  1,382     $        --     $ 15,056         $  12,139     $  4,299
                                         ========     ===========     ========         =========     ========

Valuation Allowance                      $ 13,172     $     7,695     $ (3,888)(3)     $-            $ 16,979
                                         ========     ===========     ========         =========     ========

(1)  Discounts and billing adjustments reflect a reduction in net sales.

(2)  Fiscal years 1995 and 1994 were restated for discontinued operations.

(3) Represents an adjustment to cost in excess of net assets relating to the utilization of preacquisition deferred tax assets of General Felt.

                                       S-5