Form 10-K405/A
period 1997-12-28
FOAMEX INTERNATIONAL INC
filed 1998-04-27
CIK 912908

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                            FOAMEX INTERNATIONAL INC.

                                      INDEX

                                                                                                               Page
Part I
         Item  1.     Business                                                                                    3
         Item  2.     Properties                                                                                 11
         Item  3.     Legal Proceedings                                                                          11
         Item  4.     Submission of Matters to a Vote                                                            14
                            of Security Holders

                            Part II
         Item  5.     Market for Registrant's Common Equity and                                                  14
                            Related Stockholder Matters
         Item  6.     Selected Consolidated Financial Data                                                       15
         Item  7.     Management's Discussion and Analysis                                                       17
                            of Financial Condition and Results
                            of Operations
         Item  8.     Financial Statements and Supplementary Data                                                25
         Item  9.     Changes in and Disagreements with Accountants                                              25
                            on Accounting and Financial Disclosure

                            Part III
         Item 10.     Directors and Executive Officers of the Registrant                                         26
         Item 11.     Executive Compensation                                                                     28
         Item 12.     Security Ownership of Certain Beneficial Owners                                            32
                            and Management
         Item 13.     Certain Relationships and Related Transactions                                             34

Part IV
         Item 14.     Exhibits, Financial Statement Schedules                                                    37
                            and Reports on Form 8-K

         Signatures                                                                                              43

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

       The introduction of new products and new applications for existing products is an integral component of the Company's growth strategy. During the last several years, the Company introduced ReflexJ for the bedding, furniture and other cushioning industries using patented variable pressure foaming technology ("VPFJ"). The Company also introduced Plushlife for the carpet cushion markets and Powerthane for automotive applications. In addition, the Company developed new automotive foam applications, including thermoformable foam headliners and energy absorbing foams. The Company's relationships with its customers allow the Company to work with customers during the design phase for new products and new applications for existing products, thereby increasing the likelihood that the Company will be a principal supplier for these products.

       Carpet Cushion

       The Company is one of the largest manufacturers and distributors of prime, bonded, sponge rubber and felt carpet cushion in North America. Prime carpet cushion is made from polyurethane foam buns, whereas bonded carpet cushion is made from various types of scrap foam which are shredded into small pieces, processed and then bonded using a chemical adhesive. In February 1997, the Company introduced Plushlife , a proprietary bonded carpet cushion product, which combines two cushions into a single structure to absorb the energy of foot traffic and enhance comfort.

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

       The development and introduction of value added products continues to be a priority of the Company and has included (i) Relex (TM) discussed below, (ii) viscoelastic or "memory" foams for the bedding industry, which maintain their resiliency better than other foams and materials and (iii) Latex Plus (TM), a urethane-based replacement for latex, a material used in bedding products. One of the Company's most recent product introductions is Reflex (TM) for the cushioning and furniture industries which was created using the VPF (TM) manufacturing process. Reflex (TM) materials, which include cushion wraps and cushion cores, are advanced polymer cushioning products designed to improve comfort, quality and durability.

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

       The development and introduction of value added products continues to be a priority of the Company and has included Reflex materials, which include cushion wraps and cushion cores, are advanced polymer cushioning products designed to improve comfort, quality and durability in upholstered furniture.

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

       The Company's new product development and flexible manufacturing capabilities allow it to produce quality products to satisfy changing specifications. Examples of the Company's ability to react to changing industry requirements include thermoformable headliners, tri-laminates, advanced cutting technology and energy absorbing foams. For example, the Company is one of the first suppliers to introduce a thermoformable headliner, Customfit , made from rigid polyurethane foam. Also, the Company intends to continue manufacturing and supplying foam and fabric components, such as tri-laminated material for automotive seating. The use of tri-laminates has become increasingly prevalent due to significant cost savings for manufacturers and improved aesthetics for consumers.

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

       Consumer Products

       The Company sells flexible polyurethane foam and polyester fiber for use in therapeutic sleep products such as mattress pads and bed pillows, which are manufactured for the health care and consumer markets. The Company also manufactures and markets a broad line of home furnishing products to retailers throughout the United States. The Company's home furnishing products include a broad range of products such as leisure furniture, futon sofas, bean bag chairs, floor pillows and pet beds.

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

       The Company's consumer products sales efforts are primarily regionally based with each salesperson selling to local accounts. The Company sells its consumer products to major retailers throughout the United States including Wal-Mart.

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

       In addition to general regulatory requirements, state laws have resulted or will result in more stringent regulations regarding the use and emission of methylene chloride. Several former Crain facilities have been required to meet greater state restrictions regarding emission limits and/or quantities used of this chemical. For example, in California, methylene chloride usage was phased out at the end of 1995, while in Kent, Washington, and Easton, Pennsylvania, the former Crain facilities, pursuant to consent decrees as well as applicable laws, must over a period of time phase out methylene chloride usage. Through the development of the Enviro-Cure process, which uses ambient or refrigerated air to remove the heat of reaction during the foam curing process, the Company anticipates that methylene chloride usage can be reduced by up to 90 percent and, when used in conjunction with the Vertifoam process, completely. Crain has installed the Enviro-Cure process at its manufacturing facilities in Ft. Smith, Arkansas; Compton, California; San Leandro, California; Elkhart, Indiana; Tupelo, Mississippi; and Conover, North Carolina. Where regulations require the elimination of methyl-chloroform and methylene chloride, Crain has installed a CARDIO system, which eliminates the use of methyl-chloroform. During 1996, Crain installed the CARDIO system at its Compton, California; Easton, Pennsylvania; and Kent, Washington plants. However, see "Legal Proceedings" below.

       The Company has reported to appropriate state authorities that it has found soil contamination in excess of state standards at facilities in Orlando, Florida; La Porte, Indiana; Conover, North Carolina; Cornelius, North Carolina; Fort Wayne, Indiana; Philadelphia, Pennsylvania; and at a former facility in Dallas, Texas and groundwater contamination in excess of state standards at the Orlando, Conover, Philadelphia, and Cornelius facilities. The Company has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any degree of certainty at this time. The Company, based on estimates of the remaining potential remediation costs for these facilities and facilities acquired in the Crain Acquisition, has accruals of $3.7 million for the estimated cost of completing remediation and established a net receivable of $1.1 million on the basis of indemnifications by Trace Holdings and Recticel Foam Corporation ("RFC") associated with the partnership formation of Foamex L.P. The Company has completed remediation of soil contamination at a former Trenton, New Jersey manufacturing facility closed in October 1993 and is awaiting final closure approvals from the New Jersey Department of Environmental Protection regarding the remediation of soil contamination and monitoring of groundwater at the former Trenton facility. Also, the Company has completed remediation at its Mesquite, Texas facility and is awaiting a certificate of completion under the Texas Voluntary Clean-Up Program.

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

       In November 1997, a complaint was filed in the United States District Court for the Southern District of Texas alleging that various defendants, including Crain through the use of the CARDIO process licensed from a third party, infringed on a patent held by plaintiff. The Company is negotiating with the licensor of the process for the assumption of the defense of the action by the licensor; however, the action is in the preliminary stages, and there can be no assurance as to the ultimate outcome of the action.

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

       John E. Funky Trust v. Salvatore J. Bonanno, et al., No. 16267.

       A sixth purported class action lawsuit, Barnett Stepak v. Foamex International Inc., et al., No. 16277, was filed on or about March 23, 1998 against the same defendants. The complaints in the six actions allege, among other things, that the defendants have violated fiduciary and other common law duties purportedly owned to the Company's stockholders in connection with the Trace Holdings proposal to acquire all of the shares of the Company's common stock. The complaints seek, among other things, class certification, a declaration that the defendants have breached their fiduciary duties to the class, preliminary and permanent injunctions baring implementation of the proposed transaction, rescission of the transaction if consummated, unspecified compensatory damages, and costs and attorneys' fees.

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

                                                                           High                  Low
       1998
       Quarter Ended March 29, 1998                                       18 3/8                10 7/8

       1997
       Quarter Ended December 28, 1997                                    14 3/4                 9 3/8
       Quarter Ended September 28, 1997                                   15 1/4                 9 1/2
       Quarter Ended June 29, 1997                                        15 1/4                12
       Quarter Ended March 30, 1997                                       22 1/8                15


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

                                                                      Fiscal Year (1)(2)
                                                1997 (3)      1996 (4)     1995 (5)        1994          1993 (6)
                                               ---------    ----------   ----------     ----------     ----------
                                                      (thousands except for earnings per share)
Statements of Operations Data:
   Net sales                                   $931,095       $926,351     $862,834      $833,660       $684,310
   Income (loss) from continuing
   operations                                     4,131         32,492      (50,750)       22,211         (5,440)
   Basic earnings per share from
   continuing operations (7) (8)                   0.16          1.28          1.92          0.83              -
   Diluted earnings per share from
         continuing operations (7) (8)             0.16          1.26          1.92          0.83              -

Balance Sheet Data (at period end):
   Total assets                                $893,623       $619,846     $748,242      $786,895       $612,124
   Long-term debt                               735,724        483,344      514,954       502,980        414,445
   Stockholders' equity (deficit)              (113,419)       (58,103)      29,383        92,145         64,306

1. The Company has a 52 or 53 week fiscal year ending on the Sunday closest to the end of the calendar year. Each fiscal year presented was comprised of 52 weeks.

2.   Fiscal years 1993 through 1995 were restated for discontinued operations.

3. The Statements of Operations Data includes restructuring and other charges of $21.1 million (see Note 4 to the consolidated financial statements), but does not include the results of operations of Crain which was acquired December 23, 1997 since the effect is insignificant. The Balance Sheet Data includes the estimated fair value of the net assets acquired in the Crain Acquisition.

4. Includes restructuring credits of $6.5 million (see Note 4 to the consolidated financial statements).

5. Includes restructuring and other charges of $41.4 million (see Note 4 to the consolidated financial statements).

6. Includes the results of operations of General Felt and Great Western Foam Products Corporation from March 23, 1993 and May 1, 1993, respectively, and thus may not be comparable to other periods.

7. In December 1993, the Company completed an initial public offering of common stock, therefore, earnings (loss) per share for 1993 is not applicable.

8. As of December 28, 1997, the Company adopted SFAS 128 "Earnings Per Share" and has restated all prior periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The Company operates in the flexible polyurethane foam and foam products industry. The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto of the Company included in this Annual Report on Form 10-K.

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

       On October 6, 1997, the Company sold its needlepunch carpeting, tufted carpeting and artificial grass products business, located in Dalton, Georgia to Bretlin, Inc., a subsidiary of The Dixie Group, Inc. The sale price was approximately $41.0 million, net of post-closing adjustments which were finalized in December 1997. The Company used the net proceeds of the sale to reduce borrowings under the credit facility by approximately $38.8 million. The Company incurred an extraordinary loss on early extinguishment of debt of approximately $0.6 million (net of income taxes).

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

       Income from operations was $55.1 million for 1997 as compared to $101.4 million in 1996. The decrease was primarily due to a decrease in gross profit margins as discussed above, 1997 restructuring and other charges of $21.1 million as compared to a restructuring credit of $6.5 million in 1996, and an increase in selling, general and administrative expenses of $8.8 million for 1997 as compared to 1996. The 1997 restructuring and other charges related to the restructuring of the Company's operations in connection with the Crain Acquisition. The increase in selling, general and administrative expenses is the result of increases in the provision for uncollectible accounts, employee compensation and incentives, research and development costs, and travel and promotion costs associated with the launching of new products and international expansion.

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

       Gross profit as a percentage of net sales increased to 16.5% for 1996 from 11.7% in 1995 primarily due to selling price increases and improved material and production efficiencies, which includes (i) selling price increases during 1996 to offset the adverse effect of the 1995 and 1994 raw material cost increases, (ii) reductions in customer deductions for pricing disputes, promotional programs and other matters and (iii) reductions in salaries and other overhead costs associated with the implementation of the 1995 restructuring plan.

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

       During 1994, the Company acquired Transformacion De Espumas Y Fieltros, S.A. de C.V. ("TEFSA") which required the purchase price to be paid over a three year period. During 1997, 1996 and 1995, the Company made scheduled cash payments of approximately $0.9 million, $0.8 million and $0.8 million, respectively, in accordance with the purchase agreement. The final payment was made in 1997.

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

Environmental Matters

       The Company is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with the Company's compliance with such laws and regulations did not have a material adverse effect on operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by the Company in connection with environmental matters as of December 28, 1997 was $4.3 million. In addition, as of December 28, 1997, the Company has net receivables of approximately $1.1 million for indemnification of environmental liabilities from former owners, net of approximately $1.0 million allowance relating to potential disagreements regarding the scope of the indemnification. Although it is possible that new information or future developments could require the Company to reassess its potential exposure to all pending environmental matters, including those described in the footnotes to the Company's consolidated financial statements, management believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position.

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

New Accounting Standards

       Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," was issued by the Financial Accounting Standards Board in February 1997. The Company adopted SFAS No. 128 effective with the 1997 financial statements.

       Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," was issued by the Financial Accounting Standards Board in June 1997. This statement requires all items that must be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS No. 130 for 1998.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.

PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers of the Company.

       The directors and executive officers of the Company are as follows:

       Name                                 Age                              Position(s) Held
       Andrea Farace                        42                              Chairman of the Board and Chief
                                                                               Executive Officer
       Marshall S. Cogan                    60                              Vice Chairman
       Robert J. Hay                        72                              Chairman Emeritus
       Rolf E. Christensen                  52                              Chief Operating Officer
       John H. Gutfreund                    68                              Director
       Stuart J. Hershon                    60                              Director
       Etienne Davignon                     65                              Director
       John V. Tunney                       63                              Director
       Kenneth R. Fuette                    53                              Executive Vice President, Chief
                                                                               Financial Officer and Chief
                                                                               Administrative Officer
       Barry Zimmerman                      61                              Executive Vice President,
                                                                               Manufacturing Services and
                                                                               Corporate Development
       Philip N. Smith, Jr.                 55                              Senior Vice President, Secretary and
                                                                               General Counsel
       Phil Allen                           58                              Executive Vice President, Carpet
                                                                               Cushion Products
       Gregory M. Barbe                     43                              Executive Vice President, Cushioning
                                                                               Products
       Gregory W. Brown                     42                              Executive Vice President, Automotive
                                                                               Products
       Christine A. Henisee                 51                              Executive Vice President, Business
                                                                               Development and Technology
       Stephen Drap                         48                              Executive Vice President,
                                                                               Manufacturing and Customer
                                                                               Service, Technology
                                            38                                 Products
       Darrel Nance                                                         Executive Vice President, Cushioning
                                                                               Products
       Pete Wallace                         38                              Executive Vice President,
                                                                               Manufacturing Technology

       Mr. Farace began serving as Chairman and Chief Executive Officer of the Company and certain affiliated entities in May 1997. Mr. Farace has also served as Chairman of the Board of General Felt since May 1997. Mr. Farace has also served as a director of the Company since February 1996. Mr. Farace served as President and a director of Trace Holdings from December 1994 and December 1993, respectively, to December 1997. Prior to December 1993, Mr. Farace held several executive positions within Trace Holdings beginning in April 1991. Mr. Farace was Senior Executive of C.I.R. S.p.A. from May 1990 to March 1991. Prior to that, Mr. Farace was a Managing Director at Shearson Lehman Hutton, Inc. Mr. Farace is a director of Trace Foam and CHF Industries, Inc., both of which are subsidiaries of Trace Holdings. Additionally, Mr. Farace is a director of the Managed High Income Portfolio, Inc. and a member of the Advisory Board of the Italy Fund, all of which are NYSE-listed mutual funds.

       Mr. Cogan has been the Vice Chairman of the Board and Chairman of the Executive Committee of the Company since its inception in September 1993, served as Chairman and Chief Executive Officer from January 1994 through May 1997. Mr. Cogan has been a director of Trace Foam since December 1991, Chairman of the Board and President of Trace Foam since January 1992. He has been the principal stockholder, Chairman or Co-Chairman of the Board and Chief Executive Officer or Co-Chief Executive Officer of Trace Holdings since 1974. He has also been a member of the Board of Director of Recticel since February 1993. Mr. Cogan was named Chairman and Chief Executive Officer of United Auto Group Inc., an affiliate of Trace Holdings, in April 1997. He has also served as Chairman, Director and Managing General Partner of other companies formerly owned by the Company, including JPSGP Inc., and JPS, and companies formerly owned by Trace Holdings, including Color Tile, Inc., General Felt, Knoll International Inc. and Sheller-Globe Corporation. Prior to forming Trace Holdings, he was senior partner at Cogan, Berlind, Weill & Levitt and subsequently CBWL - Hayden Stone, Inc. Additionally, Mr. Cogan serves on the Board of Directors of American Friends of the Israel Museum, the Board of Trustees of the Museum of Modern Art, the Boston Latin School and New York University Medical Center. Mr. Cogan also serves on several committees of Harvard University.

       Mr. Hay has been Chairman Emeritus and a director of the Company since September 1993. Mr. Hay was Chairman and Chief Executive Officer of Foamex L.P. from January 1993 to January 1994. Mr. Hay was President of Foamex L.P. and its predecessor from 1972 through 1992. Mr. Hay began his career in 1948 as a chemist with The Firestone Tire and Rubber Company, a predecessor of Foamex L.P.

       Mr. Christensen has been Chief Operating Officer since March 1998. Prior to that Mr. Christensen served as Executive Vice President, Technical Products. Mr. Christensen has served in several management position since joining the Company in 1967.

       Mr. Fuette has been Executive Vice President, Chief Financial Officer and Chief Administrative Officer of the Company since July 1997. Prior to that, Mr. Fuette served as a Senior Vice President of Finance, Chief Financial Officer and Chief Accounting Officer from July 1997. Mr. Fuette served as controller of Foamex L.P. or its predecessor from 1977 to 1995.

       Mr. Zimmerman has been Executive Vice President, Manufacturing Services and Corporate Development of the Company since July 1997 and Chairman, President and a director of Foamex Mexico since September 1993 and Vice President of FMXI and General Felt since April 1995. Mr. Zimmerman has been a Senior Vice President of Foamex L.P. from October 1995 to November 1996 and a Senior Vice President or Vice President and Managing Director of Trace Holdings since
October 1986. Prior to that, Mr. Zimmerman held several executive positions within Trace Holdings beginning in August 1978. Mr. Zimmerman has been a director of Trace Foam since October 1990. Mr. Zimmerman has served as director of FCC since July 1992.

       Mr. Smith has been Senior Vice President or Vice President, Secretary and General Counsel of the Company since its inception in September 1993. Mr. Smith has been a Vice President of Trace Foam since December 1991 and a Vice President of Trace Foam since December 1991. Mr. Smith has been a Senior Vice President or Vice President and the Secretary or Assistant Secretary and General Counsel of Trace Holdings since January 1988 and has overseen and been actively involved in transaction negotiations, litigation, stockholder and director relations and other corporate legal matters. Prior to joining Trace Holdings, he was the sole shareholder of a professional corporation which was a partner of Akin, Gump, Strauss, Hauer & Feld, L.L.P.

       Mr. Allen has been Executive Vice President of Foamex Carpet Cushion since September 1997 and served as Vice President, Sales and Marketing for General Felt since 1993. Mr. Allen has served in various management position since joining the Company in 1993.

       Mr. Barbe has been Executive Vice President of the Foam Products group since March 1998 and Executive Vice President, Cushioning Products since July 1997. Mr. Barbe served as Vice President of Sales from April 1994 to July 1997. Prior to joining the Company, Mr. Barbe was the director of Marketing for Sealy brand products at Sealy, Inc. from 1990 to 1994. Prior to that, Mr. Barbe held several sales and marketing positions at three different units of the General Electric Company.

       Mr. Brown has been the Executive Vice President, Automotive Products since July 1997. Prior to joining the Company, Mr. Brown served as Vice President of Marketing and Sales for the Guardian Industries Exterior Trim Group and served as Vice President of Business Development at DC Inc. and President at DCT Material Handling Inc.

       Ms. Henisee has been Executive Vice President, Business Development and Technology since July 1997. Prior to joining the Company in 1996, Ms. Henisee held various management positions with Scott Paper Co. Ms. Henisee also serves on the Board of Episcopal Academy.

       Mr. Drap has been Executive Vice President, Technical Products since March 1998. Prior to that, Mr. Drap served as Vice President, Manufacturing and Customer Service, Technical Products. Mr. Drap has held various management positions since joining the Company in 1980.

       Mr. Nance has been Executive Vice President of Foam Products since March 1998. Prior to joining the Company, Mr. Nance held several position within Crain since 1994.

       Mr. Wallace has been the Executive Vice President, Manufacturing Technology since March 1998. Prior to joining the Company, Mr. Wallace served as Vice President of Crain and as General Manager of the Newnan Facility. Prior to that, Mr. Wallace held several positions at Reeves Brothers Curon Division.

ITEM 11.  EXECUTIVE COMPENSATION

       The summary compensation table below contains information concerning annual and long-term compensation provided to the Chief Executive Officer and the four next most highly compensated executive officers of the Company in 1997 for services rendered in all capacities during the fiscal years 1997, 1996 and 1995.

                                          SUMMARY COMPENSATION TABLE (1)

                                                                                Long-Term
                                                                              Compensation
                                                                                   Awards
                                                Annual Compensation      Securities Underlying         All Other
                                      Year        Salary       Bonus         Options/SARs(2)     Compensation(3)
Andrea Farace                         1997      $430,769      $350,000           350,000                   -
  Chairman of the Board and           1996       200,004             -                 -                   -
  Chief Executive Officer             1995       200,004             -            16,296                   -

Marshall S. Cogan                     1997      $848,077      $500,000           170,833                   -
  Vice Chairman                       1996       750,000             -           100,000                   -
                                      1995       750,000             -           229,167                   -

Salvatore J. Bonanno (4)              1997      $437,000      $200,000            50,000               8,000
  President and Chief Operating       1996       201,850       250,000            25,000               7,500
  Officer                             1995        77,308       100,000            49,590                   -

Barry Zimmerman                       1997      $316,000      $115,000                 -               8,000
  Executive Vice President,           1996       306,730        50,000                 -               7,500
  Manufacturing Services and          1995       300,000             -            17,569               6,000
  Corporate Development

Kenneth R. Fuette                     1997      $256,131      $145,000                 -               7,623
  Executive Vice President,           1996       194,562             -             7,616               4,001
  Chief Financial Officer and         1995       130,200        30,000             7,384               1,366
  Chief Administrative Officer

(1) As none of the above executive officers received perquisites in excess of the lesser of $50,000 or 10% of their reported salary and bonus, any other annual compensation required to be reported, any restricted stock awards, or any long-term compensation payouts, information relating to "Other Annual Compensation", "Restricted Stock Awards" and "LTIP Payouts" is inapplicable and has therefore been omitted from the table.

(2) The 1995 options represent options granted in connection with a repricing of the options under the stock option exchange program discussed below.

(3) The amounts shown represent the Company's matching contribution to the Company's 401(k) plan on behalf of Mr. Bonanno, Mr. Zimmerman and Mr. Fuette. Mr. Cogan and Mr. Farace did not participate in a 401(k) plan.

(4) Mr. Bonnano served as President of the Company from May 1997 to March 1998. Mr. Bonnano also served as President of Foamex L.P. from July 1995 to March 1997 and as Chief Operating Office of Foamex L.P. from July 1997 to March 1998, at which time he resigned from the Company. Prior to joining Foamex L.P., Mr. Bonanno was employed with Chrysler Corporation for thirty years, most recently serving as the General Manager of International Manufacturing Operations.


Employment Agreements

       The Company does not have any employment agreements with its chief executive officer or, with the exception of Salvatore J. Bonanno, any of the other Named Executive Officers who are currently employed by the Company. The Securities and Exchange Commission requires disclosure of any employment agreement between the Company and any Named Executive Officer, whether or not such officer is still employed by the Company.

       On June 26, 1995, Foamex L.P. entered into an employment agreement with Salvatore J. Bonanno, Executive Vice President of Manufacturing of the Company and President of Foamex L.P. The agreement provides for a three-year employment term, which employment may be automatically extended for two additional one-year terms unless either party gives written notice as set forth therein. The employment agreement provides that as compensation for all services rendered by Mr. Bonanno, he will receive an annual salary at the rate of $150,000 per annum for the period from June 26, 1995 through June 30, 1996; and at the rate of $250,000 per annum commencing as of July 1, 1996. In addition, Mr. Bonanno will be paid a bonus of $100,000 on or before December 31, 1995 and a bonus of $150,000 on or before June 30, 1996. Mr. Bonanno will be eligible to earn an additional bonus of $100,000 based upon the attainment of Company performance targets (including but not limited to, an earnings target) for that period, which targets as required to be mutually established in good faith between Foamex L.P. and Mr. Bonanno. Also, Mr. Bonanno will participate in certain employee benefit plans and receive certain other perquisites. Mr. Bonanno's employment agreement also provides for the grant by the Company's Compensation Committee to Mr. Bonanno of non-qualified options to purchase 55,000 shares of Common Stock at a per share price equivalent to the closing price of the Common Stock on June 26, 1995, which options were exercisable on the date of grant as to 20% of the Common Stock subject thereto, and an additional 20% exercisable on each of the first four anniversaries of the date of grant. The employment agreement further provides that upon termination of the employment agreement (i) by Foamex L.P. for "cause", (ii) by Mr. Bonanno other than for "good reason" (as such terms are defined therein) or (iii) by reason of either party's election not to extend the employment agreement as provided therein, Foamex L.P. shall pay Mr. Bonanno, in addition to any amounts earned but not yet paid, an amount equal to one-year's then current base salary (payable in twelve equal monthly installments). In the event the employment agreement is terminated (i) by Foamex L.P. other than for "cause" or (ii) by Mr. Bonanno for "good reason," Mr. Bonanno shall be entitled to receive the greater of (a) one-year's then current base salary or (b) continued payment of Mr. Bonanno's then current base salary for the remainder of the term of the agreement, subject to certain provisions set forth therein (payable in twelve equal monthly installments). Additionally, during the period for which Mr. Bonanno is receiving continued payment of base salary, Mr. Bonanno would be entitled to receive health care benefits, to continue to participate in other employee benefit plans to the extent permissible under such plans and to receive a supplemental annual pension benefit equal to (i) the annual pension benefit that would have been payable to Mr. Bonanno under the Retirement Plan (as defined therein) had Mr. Bonanno continued to earn credited service under the Retirement Plan until February 1, 1999, reduced by (ii) the annual pension benefit payable to Mr. Bonanno under the Retirement Plan. The employment agreement prohibits Mr. Bonanno from owning any controlling or substantial stock or other beneficial interest in any business enterprise which is engaged in, or competitive with, any business engaged in by Foamex L.P. Additionally, the employment agreement provides that for a period of one year following his termination date, Mr. Bonanno may not, among other things, engage in any business activities reasonably determined by Foamex L.P. to be competitive with any substantial type or kind of business activities conducted by Foamex L.P. at the time of termination.

Foamex International Stock Option Plan

       Foamex International and its stockholders adopted the Foamex International Inc. 1993 Stock Option Plan (the "Stock Option Plan") authorizing the issuance of up to 3,000,000 shares of the Company's common stock pursuant to options that may be granted under the Stock Option Plan to officers and executive employees of the Company and its subsidiaries and affiliates.

                            Foamex International Option Grants In Last Fiscal Year (1)

                        Number of    Percent of
                        Securities   Total                                                   Potential Realized
                        Underlying   Options/SARs  Exercise                   Market         Value at Assumed
                        Options/     Granted to    or Base                    Price on    Annual Rate of Appreciation
                        SAR's        Employees in  Price        Expiration    date of       for Option Term (2)
Name                    Granted (#)  Fiscal Year   ($/Sh)       Date          Grant           5%           10%
Andrea Farace             100,000      16.0%      $14.000       05/09/07      $14.000    $  412,145   $1,485,538
                          250,000      40.0%       11.125       12/26/07       11.125     1,749,113    4,432,596

Marshall S. Cogan         170,833      27.3%       11.125       12/26/07       11.125     1,195,225    3,028,935

Salvatore J. Bonanno       50,000       8.0%       11.125       12/26/07       11.125       349,823      886,519

(1) Mr. Zimmerman and Mr. Fuette are not included in this table since no options were granted to them during 1997.

(2) Based on December 28, 1997 market value of the Company's common stock of $11 1/8 per share and assuming the options are held until the expiration date.

Trace Holdings Stock Option Plan

       In 1987, Trace Holdings established a Nonqualified Stock Option Plan (the "Trace Holdings Option Plan"), under which options for the purchase of shares of common stock of Trace Holdings may be granted to officers, directors and employees of Trace Holdings or its affiliates. Under the Trace Holdings Option Plan, options may generally be granted for a term not to exceed eleven years and are exercisable at the cumulative rate of one-third per year on the fifth, sixth and seventh anniversaries of the date of grant. Under the Trace Holdings Option Plan, the option exercise price of an option may not be less than the fair market value of the common stock of Trace Holdings as of the date of grant. In 1988, Trace Holdings granted options to Mr. Zimmerman to purchase 595 shares of common stock of Trace Holdings. The options expire eleven years from the date of grant and have an exercise price of $1,450.00 per share. No options have been subsequently granted to named executive officers of Foamex International.

Aggregate Option Values

       The following table sets forth as of December 28, 1997, the number of options and the value of the unexercised options held by Foamex L.P.'s named executive officers listed on the Summary Compensation Table.

                                   Aggregated Option Exercises in Last Fiscal Year
                                            and FY-End Option Values (1)

                      Number of Securities Underlying                          Value of Unexercised In-the-Money
Name              Unexercised Options at Fiscal Year End(2)                      Options  at Fiscal Year End(3)
                       Exercisable       Unexercisable                           Exercisable      Unexercisable
Andrea Farace            10,287            256,009 (4)                              43,720             25,538 (4)

Marshall S. Cogan       223,333            276,667                                 949,165            449,795

Salvatore J. Bonanno     29,836             94,754                                 126,803            190,205

Barry Zimmerman          11,305              6,264                                  48,046             26,622
                            595  (5)             -                                       -  (6)             - (6)

Kenneth R. Fuette         7,853              7,147                                  33,375             30,375

(1) No stock options were exercised in 1997 and SARs are not included in the table since none were outstanding during 1997.

(2) Except as otherwise noted, these options are for common stock of the Company and were granted pursuant to the Foamex International Stock Option Plan.

(3) As of December 28, 1997, the market value of the Company's common stock was $11 1/8 per share.

(4) Excludes 100,000 options with an exercise price of $14.00. Also, excludes 10,000 shares granted to Mr. Farace by Trace Holdings under an agreement.

(5) These options are for common stock of Trace Holdings and were granted pursuant to the Trace Holdings Option Plan.

(6) Trace Holdings is a privately held company. There is no public market for its securities and no valuation of Trace Holdings for the purpose of ascertaining the value of the stock options has been undertaken.

Pension Plans

       The Foamex L.P. Salaried Pension Plan (the "Retirement Plan") is a defined benefit pension plan that is qualified under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), and in which the executive officers are eligible to participate.

       The following table illustrates estimated annual pensions under the Retirement Plan for various compensation levels and periods of credited service, assuming present compensation rates at all points in the past and until Normal Retirement Date (as defined in the Retirement Plan) and a constant Social Security Wage Base ($68,400 in 1998). The pension amount is expressed as a life annuity with certain benefits continuing to the spouse.

                                                              Pension Plan Table
                                                           Years of Credited Service
                                             15            20           25            30             35
Current Compensation:
$125,000                                  $27,683        $36,910      $46,138       $55,365        $64,593
$160,000 and above                        $36,870        $49,160      $61,450       $73,740        $86,030

       The Retirement Plan is a career pay plan. The Retirement Plan formula is 1.25% of annual compensation up to the Social Security Wage Base and 1.75% of annual compensation in excess of the Social Security Wage Base, subject to an annual compensation limit of $160,000. Prior to September 1, 1994, the Foamex Plan was a final average pay plan, with retirement benefits based upon earnings for the five consecutive years within the last ten years which yield the highest average yearly salary ("Final Average Compensation"). Annual benefit calculations under the Foamex Plan for service prior to June 1, 1994, will be the years of credited service multiplied by the sum of 2.0% of Final Average Compensation and 0.4% of Final Average Compensation in excess of the average of the Social Security Wage Bases over the 35 year period ending with the year an employee reaches age 65 (such 35 year average referred to herein as the "Covered Compensation"). For service subsequent to May 31, 1994, but before September 1, 1994, annual benefit calculations will be the years of credited service multiplied by the sum of 1.1% of Final Average Compensation and 0.4% of Final Average Compensation in excess of Covered Compensation. The actuarially determined cost of providing benefits under the Retirement Plan is provided by the Company. The participants are neither required nor permitted to make contributions.

       The compensation used as a basis for computing pension is primarily based on salaries set forth in the Summary Compensation Table and excludes bonuses set forth therein. In 1997 and 1996, the compensation used as a basis for computing the pension of each of the executive officers named in the Summary Compensation Table was as follows: Mr. Farace, $160,000 and $150,000, respectively; Mr. Cogan, $160,000 and $150,000, respectively; Mr. Bonanno, $160,000 and $150,000, respectively; Mr. Zimmerman, $160,000 and $150,000, respectively; and Mr. Fuette $160,000 and $150,000, respectively.

       The estimated annual benefit under the Retirement Plan payable on retirement at normal retirement age, or immediately if the individual has reached normal retirement age, for each of the employees named in the Summary Compensation Table is as follows: Mr. Farace, $66,981; Mr. Cogan, $23,190; Mr. Bonanno, $23,930; Mr. Zimmerman, $22,025; and Mr. Fuette $99,131. These amounts assume the employees continue their employment with the Company at present salary levels until normal retirement age. As of December 28, 1997, the employees named in the Summary Compensation Table had been credited with years of service under the Retirement Plan as follows: Mr. Farace, 4.00 years; Mr. Cogan, 4.83 years; Mr. Bonanno, 1.50 years; Mr. Zimmerman, 4.83 years; and Mr. Fuette 28.42 years.

       IRS Limitations

       Under the Internal Revenue Code, a participant's compensation in excess of $160,000 (as adjusted to reflect cost of living increases) is disregarded for purposes of determining pension benefits. Benefits accrued for plan years prior to 1994 on the basis of certain compensation in excess of $160,000 are preserved. In addition, as required by law, the maximum annual pension payable to a participant under a qualified plan in 1998 is $130,000, in the form of a qualified joint and survivor annuity, although certain benefits are not subject to such limitation. Such limits have been included in the calculation of estimated annual benefit amounts listed above for each of the Named Executive Officer. The Company does not have a non-qualified defined benefit plan to provide payments in excess of limits imposed by the Internal Revenue Service.

Compensation Committee Interlocks and Insider Participation

       The Securities and Exchange Commission requires issuers to disclose the existence of any relationship where an executive officer of the registrant serves (i) on the compensation committee of another entity, one of whose executive officers served on the compensation committee of the registrant, (ii) as a director of another entity, one of whose executive officers served on the compensation committee of the registrant, and (iii) on the compensation committee of another entity, one of whose executive officers served as a director of the registrant. The Company is not aware of any such relationships. The Company's Compensation Committee is comprised entirely of independent outside directors. No employee of the Company serves on the Company's Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

       The following table and the accompanying footnotes set forth, as of December 28, 1997, the beneficial ownership of the Company by (i) each person who is known to the Company to own beneficially more than 5.0% of any class of the Company's common stock, (ii) each director of the Company,
(iii) each executive officer listed in the summary compensation table and (iv) all officers and directors of the Company as a group.

Name and Address of Beneficial Owners                         Beneficial Ownership (1)(2)
-------------------------------------                         ---------------------------
                                                           Number of Shares           % of Class Outstanding

Trace International Holdings, Inc. (2)                               11,475,000                  46.0
375 Park Avenue, 11th Floor
New York, New York  10152

Trace Foam Sub, Inc. (2)                                              7,000,247                  28.1
375 Park Avenue, 11th Floor
New York, New York 10152

Lion Advisors, L.P. (4)                                               3,347,421                  13.4
1301 Avenue of the Americas
New York, New York 10019

Apollo Advisors, L.P. (4)                                             3,347,421                  13.4
2 Manhattanville Road
Purchase, New York 10577

Andrea Farace                                                            32,546                   *

Marshall S. Cogan (2)                                                12,098,333                  48.5

Robert J. Hay                                                             9,944                   *

Stuart J. Hershon (5)                                                    36,166                   *

Etienne Davignon                                                         20,836                   *

John V. Tunney (6)                                                       15,200                   *

Kenneth R. Fuette                                                        11,968                   *

Barry Zimmerman                                                          19,819                   *




Salvatore J. Bonanno                                                     29,836                   *

All executive officers and directors                                 12,331,842                  49.5
as a group (18 persons)(2)(4)(5)(6)
---------------------

*        Less than 1%.

(1) Each named person is deemed to be the beneficial owner of securities which may be acquired within sixty days through the exercise of options, warrants and rights, if any, and such securities are deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by such person. However, any such shares are not deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by any other person, except as noted.

(2) Trace Foam Sub is wholly-owned by Trace Foam, which, in turn, is wholly-owned by Trace Holdings. The number of shares beneficially owned by Trace Holdings includes the shares beneficially owned by Trace Foam Sub. Additionally, 50,000 shares of the Common Stock reported herein are held in trust for the exclusive benefit of participants under the Trace International Holdings, Inc. Retirement Plan for Salaried Employees. Marshall S. Cogan, Chairman of the Board and President of each of Trace
     Foam Sub and Trace Foam, is the Chairman of the Board, Chief Executive Officer and majority stockholder of Trace Holdings. Mr. Cogan disclaims beneficial ownership of the Common Stock owned by Trace Foam Sub or Trace Holdings.

(3) The above table includes shares of the Company's Common Stock held by officers and directors under the Company's 401(k) Plan.

(4) Lion Advisors, L.P. ("Lion"), pursuant to an investment advisory contract with its client, Marely I s.a. ("Marely"), possesses the sole power to vote and dispose of 1,548,710 of the indicated shares, which shares are held for the account of Marely. Apollo Advisors, L.P., which is an affiliate of Lion, possesses the sole power to vote and dispose of 1,798,711 of the shares in its capacity as managing general partner of AIF II, L.P., for whose account the shares are held. The Common Stock presented in the table includes 531,174 shares of Common Stock issuable to Marely and 531,175 shares issuable to AIF II, L.P. upon the exercise of warrants exercisable at any time on or before October 12, 1999 at an exercise price of approximately $12.30 per share.

(5) Includes 1,075 shares of Common Stock held in a trust of which Dr. Hershon is the sole trustee.

(6) Includes 9,000 shares of Common Stock held in a trust of which Mr. Tunney serves as a co-trustee.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The Company regularly enters into transactions with its affiliates on terms it believes to be the same as could be obtained in third party transactions. Payments to affiliates by Foamex L.P. and its subsidiaries in connection with any such transactions are governed by the provisions of the indentures for their public debt securities which generally provide that such transactions be on terms comparable to those generally available in equivalent transactions with third parties.

Technology Sharing Arrangements

       In December 1992, Foamex L.P., Recticel and Beamech Group Limited ("Beamech"), an unaffiliated third party, formed a Swiss corporation to develop new manufacturing technology for the production of polyurethane foam. Each of Foamex L.P., Recticel and Beamech contributed or caused to be contributed to such corporation a combination of cash and technology valued at $1.5 million, $3.0 million and $1.5 million, respectively, for a 25%, 50% and 25% interest, respectively, in the corporation. Foamex L.P., Recticel and their affiliates have been granted a royalty-free license to use certain technology, and it is expected that the corporation will license use of such technology to other foam producers in exchange for royalty payments.

Tax Sharing Agreement

       In 1992, Foamex L.P. and its partners entered into a tax sharing agreement, as amended (the "Foamex L.P. Tax Sharing Agreement"), pursuant to which Foamex L.P. agreed to make quarterly distributions to its partners which, in the aggregate, will equal the tax liability that Foamex L.P. would have paid if it had been a Delaware corporation filing separate tax returns rather than a Delaware partnership. In connection with the IPO and the attendant reallocation of partnership interests, the Foamex L.P. Tax Sharing Agreement was amended to provide that 99% of the payments would be made to the Company and its subsidiaries and 1% of the payments would be made to Trace Foam. In 1997, Foamex L.P. made payments pursuant to the terms of the Foamex L.P. Tax Sharing Agreement of approximately (i) $8.7 million to the Company and its subsidiaries and (ii) $0.1 to Trace Foam.

Indemnification Regarding Environmental Matters

       Pursuant to an Asset Transfer Agreement (the "RFC Asset Transfer Agreement") between Foamex L.P. and Recticel Foam Corporation ("RFC"), Foamex L.P. is indemnified by RFC for any liabilities incurred by Foamex L.P. arising out of or resulting from, among other things, the ownership or use of any of the assets transferred pursuant to the RFC Asset Transfer Agreement or the conduct of the transferred business on or prior to October 2, 1990, including, without limitation, any loss actually arising out of or resulting from any events, occurrences, acts or activities occurring before October 2, 1990 or occurring after October 2, 1990 to the extent resulting from conditions existing on or prior to October 2, 1990, relating to (i) injuries to or the contraction of any diseases by any person resulting from exposure to Hazardous Substances (as defined in the RFC Asset Transfer Agreement) without regard to when such injuries or diseases are first manifested, (ii) the generation, processing, handling, storage or disposition of or contamination by any waste or Hazardous Substance, whether on or off the premises from which the transferred business has been conducted or (iii) any pollution or other damage or injury to the environment, whether on or off the premises from which the transferred business has been conducted. Foamex L.P. is also indemnified by RFC for any liabilities arising under Environmental Laws (as defined in the RFC Asset Transfer Agreement) relating to current or former RFC assets and for any liability for property damage or bodily harm relating to products of the transferred business shipped on or prior to October 2, 1990. Such indemnification is limited after December 1993 unless such liability is covered by insurance. Foamex L.P. has agreed to assume certain known environmental liabilities relating to the assets transferred by RFC to Foamex L.P., with an estimated remediation cost of less than $0.5 million, in exchange for a cash payment by RFC to Foamex L.P. approximately equal to the remediation cost for such environmental liabilities.

       Pursuant to the Asset Transfer Agreement, dated as of October 2, 1990, as amended, between Trace Holdings and Foamex L.P. (the "Trace Holdings Asset Transfer Agreement"), Foamex L.P. is indemnified by Trace Holdings for any liabilities incurred by Foamex L.P. arising out of or resulting from, among other things, the ownership or use of any of the assets transferred pursuant to the Trace Holdings Asset Transfer Agreement or the conduct of the transferred business on or prior to October 2, 1990, including, without limitation, any loss actually arising out of or resulting from any events, occurrences, acts or activities occurring after October 2, 1990, to the extent resulting from conditions existing on or prior to October 2, 1990, relating to (i) injuries to or the contraction of any diseases by any person resulting from exposure to Hazardous Substances (as defined in the Trace Holdings Asset Transfer Agreement) without regard to when such injuries or diseases are first manifested, (ii) the generation, processing, handling, storage or disposition of or contamination by any waste or Hazardous Substance, whether on or off the premises from which the transferred business has been conducted or (iii) any pollution or other damage or injury to the environment, whether on or off the premises from which the transferred business has been conducted. Foamex L.P. is also indemnified by Trace Holdings for any liabilities arising under Environmental Laws (as defined in the Trace Holdings Asset Transfer Agreement) relating to current or former

Trace Holdings' assets and for any liability relating to products of the transferred business shipped on or prior to October 2, 1990.

Certain Transactions Relating to the Acquisition of General Felt

       In connection with the Company's acquisition of General Felt in March 1993, Trace Holdings and General Felt entered into the General Felt Reimbursement Agreement pursuant to which Trace Holdings has agreed to reimburse General Felt on a pro rata basis reflecting the period of time each has occupied the facility for costs relating to a cleanup plan for a facility in Trenton, New Jersey formerly owned by General Felt.

Other Transactions

       The Company made charitable contributions to the Trace International Holdings, Inc. Foundation (the "Foundation") in the amount of $0.2 million in Fiscal 1997. The Foundation is a Delaware tax-exempt private foundation. Marshall S. Cogan, Chairman and Chief Executive Officer of the Company and Foamex L.P., is the sole director of the Foundation.

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

       During 1997, the Company purchased approximately $1.9 million of scrap material from Recticel Foam Corporation ("RFC"), a former partner of Foamex L.P. and whose chairman is a director of the Company, under various agreements, the latest of which expired in March 1998.

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

(c)      Exhibits

2.1(x)      Transfer  Agreement,  dated as of February 27, 1998,  by and between
            Trace Foam LLC and Foamex L.P.
2.2(x)      Asset  Purchase  Agreement,  dated as of February 27,  1998,  by and
            among  Foamex  Carpet  Cushion,   Inc.  ("Foamex  Carpet"),   Foamex
            International,  Trace Foam LLC and  General  Felt  Industries,  Inc.
            ("General Felt").
3.1(a)      Certificate of Limited Partnership of Foamex L.P.
3.2.1(a)    Fourth  Amended and  Restated  Agreement of Limited  Partnership  of
            Foamex L.P.,  dated as of December 14, 1993, by and among FMXI, Inc.
            ("FMXI") and Trace Foam Company,  Inc.  ("Trace  Foam"),  as general partners, and Foamex International Inc. ("Foamex International"), as
            a limited partner (the "Partnership Agreement").
3.2.2(b)    First Amendment to the Partnership Agreement, dated June 28, 1994.
3.2.3(c)    Second Amendment to the Partnership Agreement, dated June 12, 1997.
3.2.4(v)    Third  Amendment to the  Partnership  Agreement,  dated December 23,
            1997.
3.2.5(x)    Fourth  Amendment to the Partnership  Agreement,  dated February 27,
            1998.
3.3         Certificate of Incorporation of FMXI.
3.4         By-laws of FMXI.
3.5(k)      Certificate of Incorporation of Foamex Capital Corporation ("FCC").
3.6(k)      By-laws of FCC.
3.7(a)      Certificate of Incorporation of Foamex International.
3.8(a)      By-laws of Foamex International.

4.1.1(d)    Indenture, dated as of June 12, 1997, by and among Foamex L.P., FCC, the  Subsidiary  Guarantors  and The Bank of New York,  as  trustee,
            relating  to  $150,000,000   principal   amount  of  9  7/8%  Senior
            Subordinated Notes due 2007 (the "9 7/8% Notes"), including the form of Senior Subordinated Note and Subsidiary Guarantee.
4.1.2(v)    First  Supplemental  Indenture,  dated as of  December  23,  1997, between  Foamex LLC ("FLLC")  and The Bank of New York,  as trustee, relating to the 9 7/8% Notes.
4.1.3(x)    Second Supplemental Indenture,  dated as of February 27, 1998, among
            Foamex L.P. and FCC, as joint and several  obligors,  General  Felt,
            Foamex Fibers, and FLLC, as withdrawing guarantors,  and The Bank of
            New York, as trustee, relating to the 9 7/8% Notes.
4.1.4(d)    Registration  Rights  Agreement,  dated as of June 12, 1997,  by and among Foamex L.P., FCC, General Felt, Foamex Fibers,  and all future direct or indirect domestic  subsidiaries of Foamex L.P. or FCC, and
            Donaldson,   Lufkin  &  Jenrette  Securities  Corporation,   Salomon
            Brothers Inc. and Scotia Capital Markets, as Initial Purchasers.
4.2.1(v)    Indenture,  dated as of December 23, 1997, by and among Foamex L.P.,
            FCC,  the   Subsidiary   Guarantors,   Crain  Holdings   Corp.,   as
            Intermediate  obligator,  and The  Bank  of New  York,  as  trustee,
            relating  to  $98,000,000   principal   amount  of  13  1/2%  Senior
            Subordinated  Notes due 2005 (the "13 1/2%  Notes"),  including  the form of Senior Subordinated Note and Subsidiary Guarantee.
4.2.2(x)    First Supplemental  Indenture,  dated as of February 27, 1998, among
            Foamex L.P. and FCC, as joint and several  obligors,  General  Felt,
            Foamex Fibers and FLLC, as withdrawing guarantors, Crain Industries,
            Inc., as withdrawing intermediate obligor, and The Bank of New York, as trustee, relating to the 13 1/2% Notes.
4.3(x)      Discharge of Indenture,  dated as of February 27, 1998, by and among
            Foamex L.P.,  General Felt,  Foamex  International  and State Street
            Bank and Trust  Company,  as trustee,  relating to the 9 1/2% Senior
            Secured Notes due 2000.
4.4.1(x)    Credit Agreement, dated as of June 12, 1997, as amended and restated
            as of February 27, 1998,  by and among  Foamex L.P.,  and FMXI,  the institutions  from  time to  time  party  thereto  as  lenders,  the institutions  from time to time party thereto as issuing banks,  and
            Citicorp  USA, Inc. and The Bank of Nova Scotia,  as  Administrative
            Agents.
4.4.2(x)    Second Amended and Restated Foamex International Guaranty,  dated as of  February  27,  1998,  made by Foamex  International  in favor of
            Citicorp USA, Inc., as Collateral Agent.
4.4.3(x)    Amended and Restated Partnership Guaranty,  dated as of February 27,
            1998,  made by FMXI in favor of Citicorp  USA,  Inc.,  as Collateral
            Agent.
4.4.4(p)    Foamex  Guaranty,  dated as of June 12, 1997, made by Foamex L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.5(p)    Subsidiary Guaranty, dated as of June 12, 1997, made by Foamex Latin
            America, Inc. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.6(p)    Subsidiary  Guaranty,  dated as of June  12,  1997,  made by  Foamex
            Mexico, Inc. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.7(p)    Subsidiary Guaranty, dated as of June 12, 1997, made by FCC in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.8(p)    Subsidiary  Guaranty,  dated as of June  12,  1997,  made by  Foamex
            Mexico II, Inc. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.9(p)    Subsidiary Guaranty, dated as of June 12, 1997, made by Foamex Asia,
            Inc. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.10(p)   Subsidiary Pledge Agreement,  dated as of June 12, 1997, made by FCC in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.11(p)   Subsidiary  Pledge  Agreement,  dated as of June 12,  1997,  made by
            Foamex  Latin  America,  Inc. in favor of  Citicorp  USA,  Inc.,  as
            Collateral Agent.
4.4.12(p)   Subsidiary  Pledge  Agreement,  dated as of June 12,  1997,  made by
            Foamex Asia,  Inc. in favor of Citicorp  USA,  Inc.,  as  Collateral
            Agent.
4.4.13(p)   Subsidiary  Pledge  Agreement,  dated as of June 12,  1997,  made by
            Foamex  Mexico,  Inc. in favor of Citicorp USA,  Inc., as Collateral
            Agent.
4.4.14(p)   Subsidiary  Pledge  Agreement,  dated as of June 12,  1997,  made by
            Foamex Mexico II, Inc. in favor of Citicorp USA, Inc., as Collateral
            Agent.

4.4.15(p)   Foamex Security Agreement, dated as of June 12, 1997, made by Foamex
            L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.16(p)   Subsidiary  Security  Agreement,  dated as of June 12, 1997, made by
            Foamex  Latin  America,  Inc. in favor of  Citicorp  USA,  Inc.,  as
            Collateral Agent.
4.4.17(p)   Subsidiary  Security  Agreement,  dated as of June 12, 1997, made by
            Foamex  Mexico,  Inc. in favor of Citicorp USA,  Inc., as Collateral
            Agent.
4.4.18(p)   Subsidiary  Security  Agreement,  dated as of June 12, 1997, made by
            Foamex Mexico II, Inc. in favor of Citicorp USA, Inc., as Collateral
            Agent.
4.4.19(p)   Subsidiary  Security  Agreement,  dated as of June 12, 1997, made by
            Foamex Asia,  Inc. in favor of Citicorp  USA,  Inc.,  as  Collateral
            Agent.
4.4.20(p)   Subsidiary  Security  Agreement,  dated as of June 12, 1997, made by
            FCC in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.21      Intentionally omitted.
4.4.22(w)   First Amendment to Foamex Pledge Agreement, dated as of December 23,
            1997, by Foamex L.P. in favor of Citicorp  USA,  Inc., as Collateral
            Agent.
4.4.23(w)   First Amendment to Foamex Security  Agreement,  dated as of December
            23,  1997,  by  Foamex  L.P.  in favor of  Citicorp  USA,  Inc.,  as
            Collateral Agent.
4.4.24(w)   First Amendment to Foamex Patent Agreement, dated as of December 23,
            1997, by Foamex L.P. in favor of Citicorp  USA,  Inc., as Collateral
            Agent.
4.4.25(w)   First  Amendment  to  Trademark  Security  Agreement,  dated  as  of
            December 23, 1997, by Foamex L.P. in favor of Citicorp USA, Inc., as
            Collateral Agent.
4.4.26(w)   Acknowledgment  of Guaranty by each of the  guarantors to a Guaranty dated June 12, 1997 in favor of Citicorp USA, Inc.
4.4.27(w)   First Amendment to Pledge Agreement,  dated as of December 23, 1997, by pledgors in favor of Citicorp USA, Inc.
4.4.28(w)   Crain  Industries  Guaranty,  dated as of December 23, 1997, made by
            Crain in favor of Citicorp USA, Inc.
4.4.29(x)   Partnership Pledge Agreement, dated as of February 27, 1998, made by
            Foamex  International  and FMXI in favor of Citicorp  USA,  Inc., as
            Collateral Agent.
4.5(u)      Commitment letter, dated July 17, 1997, from The Bank of Nova Scotia to Foamex Canada Inc.
4.6(a)      Subordinated  Promissory  Note,  dated  as of  May 6,  1993,  in the original  principal amount of $7,014,864  executed by Foamex L.P. to
            John Rallis ("Rallis").
4.7(a)      Marely Loan Commitment Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and Marely s.a. ("Marely").
4.8(a)      DLJ Loan Commitment Agreement, dated as of December 14, 1993, by and between Foamex L.P. and DLJ Funding, Inc. ("DLJ Funding").
4.9.1(p)    Promissory  Note,  dated June 12, 1997, in the  aggregate  principal amount of $5,000,000, executed by Trace Holdings to Foamex L.P.
4.9.2(p)    Promissory  Note,  dated June 12, 1997, in the  aggregate  principal amount of $4,794,828, executed by Trace Holdings to Foamex L.P.
4.10.1(x)   Credit Agreement, dated as of February 27, 1998, by and among Foamex
            Carpet, the institutions from time to time party thereto as lenders, the  institutions  from time to time party  thereto as issuing banks
            and  Citicorp   USA,   Inc.   and  The  Bank  of  Nova  Scotia,   as
            administrative agents.
4.10.2(x)   Foamex International  Guaranty,  dated as of February 27, 1998, made
            by  Foamex   International  in  favor  of  Citicorp  USA,  Inc.,  as
            Collateral Agent.
4.10.3(x)   Foamex  International  Pledge  Agreement,  dated as of February  27,
            1998, made by Foamex  International  in favor of Citicorp USA, Inc., as Collateral Agent.
4.10.4(x)   New GFI Security  Agreement,  dated as of February 27, 1998, made by
            Foamex Carpet in favor of Citicorp USA, Inc., as Collateral Agent.
4.10.5(x)   New GFI Intercreditor  Agreement,  dated as of February 27, 1998, by and among Foamex Carpet,  The Bank of Nova Scotia, as Administrative
            Agent,  and  Citicorp  USA,  Inc.,  as   Administrative   Agent  and
            Collateral Agent.
4.10.6(x)   FII Intercreditor  Agreement,  dated as of February 27, 1998, by and between Foamex  International  and Citicorp USA, Inc., as Collateral
            Agent.

4.11.1(x)   Promissory  Note of Foamex  L.P.  in favor of Trace  Foam LLC in the principal amount of $34 million, dated February 27, 1998.
4.12.1(x)   Promissory  Note of Foamex  Carpet in favor of Trace Foam LLC in the principal amount of $70.2 million, dated February 27, 1998.
10.1.1(p)   Amendment  to Master  Agreement,  dated as of June 5, 1997,  between
            Citibank, N.A. and Foamex L.P.
10.1.2(p)   Amended  Confirmation,  dated as of June 13, 1997, between Citibank,
            N.A. and Foamex L.P.
10.2(h)     Reimbursement  Agreement,  dated as of March 23, 1993, between Trace
            Holdings and General Felt.
10.3(h)     Shareholder Agreement, dated December 31, 1992, among Recticel, s.a.
            ("Recticel"),  Recticel  Holding  Noord B.V.,  Foamex L.P.,  Beamech
            Group Limited, LME-Beamech, Inc., James Brian Blackwell, and Prefoam
            AG relating to foam technology sharing arrangement.
10.4.1(k)   Asset Transfer Agreement, dated as of October 2, 1990, between Trace
            Holdings  and  Foamex  L.P.  (the  "Trace  Holdings  Asset  Transfer
            Agreement").
10.4.2(k)   First  Amendment,  dated  as of  December  19,  1991,  to the  Trace
            Holdings Asset Transfer Agreement.  10.4.3(k) n Amended and Restated
            Guaranty, dated as of December 19, 1991, made by Trace Foam in favor of Foamex L.P.
10.5.1(k)   Asset  Transfer  Agreement,  dated as of October  2,  1990,  between
            Recticel  Foam  Corporation  ("RFC") and Foamex L.P. (the "RFC Asset
            Transfer Agreement").
10.5.2(k)   First  Amendment,  dated as of December 19,  1991,  to the RFC Asset
            Transfer Agreement.
10.5.3(k)   Schedule  5.03  to the  RFC  Asset  Transfer  Agreement  (the  "5.03
            Protocol").
10.5.4(h)   The 5.03  Protocol  Assumption  Agreement,  dated as of October  13,
            1992,  between  RFC and Foamex  L.P.  10.5.5(h)  n Letter  Agreement
            between Trace Holdings and Recticel regarding the Recticel Guaranty, dated as of July 22, 1992.
10.6(l)     Supply  Agreement,  dated June 28,  1994,  between  Foamex L.P.  and
            Foamex International.
10.7.1(l)   First  Amended  and  Restated  Tax  Sharing  Agreement,  dated as of
            December 14, 1993,  among Foamex L.P.,  Trace Foam,  FMXI and Foamex
            International.
10.7.2(d)   First  Amendment to Amended and  Restated  Tax Sharing  Agreement of
            Foamex L.P.,  dated as of June 12,  1997,  by and among Foamex L.P.,
            Foamex International, FMXI and Trace Foam.
10.7.3(w)   Second  Amendment to Amended and  Restated Tax Sharing  Agreement of
            Foamex  L.P.,  dated as of December  23,  1997,  by and among Foamex
            L.P., Foamex International, FMXI, and Trace Foam.
10.7.4      Third  Amendment to Amended and  Restated  Tax Sharing  Agreement of
            Foamex L.P.,  dated as of February 27, 1998,  by and between  Foamex
            L.P., Foamex International and FMXI.
10.8.1(m)   Tax Distribution  Advance Agreement,  dated as of December 11, 1996, by and between Foamex L.P. and Foamex-JPS Automotive.
10.8.2(d)   Amendment No. 1 to Tax Distribution  Advance Agreement,  dated as of
            June 12, 1997, by and between Foamex L.P. and Foamex International.
10.9.1(h)   Trace Foam Management  Agreement between Foamex L.P. and Trace Foam, dated as of October 13, 1992.
10.9.2(l)   Affirmation Agreement re: Management Agreement, dated as of December
            14, 1993, between Foamex L.P. and Trace Foam.
10.9.3(d)   First Amendment to Management Agreement,  dated as of June 12, 1997, by and between Foamex L.P. and Trace Foam.
10.10.1(k)  Salaried Incentive Plan of Foamex L.P. and Subsidiaries.
10.10.2(k)  Trace Holdings 1987 Nonqualified Stock Option Plan.
10.10.3(k)  Equity Growth Participation Program.
10.10.4(o)  The Foamex L.P.  Salaried  Pension Plan  (formerly  the General Felt
            Industries, Inc. Retirement Plan for Salaried Employees), effective as of January 1, 1995.
10.10.5(u)  The Foamex L.P.  Hourly Pension Plan (formerly "The Foamex  Products
            Inc. Hourly Employee Retirement Plan), as amended December 31, 1995.

10.10.6(u) Foamex L.P. 401(k) Savings Plan effective October 1, 1997. 10.10.7(a) Foamex L.P.'s 1993 Stock Option Plan.
10.10.8(a)  Foamex L.P.'s Non-Employee Director Compensation Plan.
10.11.1(o)  Employment  Agreement,  dated as of February 1, 1994, by and between
            Foamex L.P. and William H. Bundy.
10.12.1(a)  Warrant  Exchange  Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and Marely.
10.12.2(a)  Warrant  Exchange  Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and DLJ Funding.
10.13(t)    Warrant Agreement,  dated as of June 28, 1994, by and between Foamex
            International and Shawmut Bank.
10.14(o)    Stock  Purchase  Agreement,  dated as of December 23,  1993,  by and between Transformacion de Espumas u Fieltros, S.A., the stockholders which are parties thereto, and Foamex L.P.
10.15.1(r)  Asset Purchase Agreement,  dated as of August 29, 1997, by and among
            General Felt, Foamex L.P., Bretlin, Inc. and The Dixie Group.
10.15.2(s)  Addendum to Asset Purchase  Agreement,  dated as of October 1, 1997, by and among General Felt, Foamex L.P., Bretlin,  Inc. and The Dixie
            Group.
10.16.1(x)  Supply  Agreement,  dated as of February  27,  1998,  by and between
            Foamex L.P. and General Felt (as assigned to Foamex Carpet).
10.16.2(x)  Administrative Services Agreement, dated as of February 27, 1998, by and between  Foamex L.P.  and  General  Felt (as  assigned to Foamex
            Carpet).
10.17       Tax Sharing Agreement, dated as of February 27, 1998, between Foamex
            International and Foamex Carpet.
23.1        Consent of Independent Accountants, Coopers & Lybrand, L.L.P.
27          Financial Data Schedule for the year ended December 28, 1997.
27.1        Restated Financial Data Schedule for the quarter ended September 28,
            1997.
27.2        Restated  Financial  Data  Schedule  for the quarter  ended June 29,
            1997.
27.3        Restated  Financial  Data  Schedule for the quarter  ended March 30,
            1997.
27.4        Restated  Financial  Data  Schedule for the year ended  December 29,
            1996.
27.5        Restated Financial Data Schedule for the quarter ended September 29,
            1996.
27.6        Restated  Financial  Data  Schedule  for the quarter  ended June 30,
            1996.
27.7        Restated  Financial  Data  Schedule for the quarter  ended March 31,
            1996.
----------------------------

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

                                   SIGNATURES

            Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of April, 1998.

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

Signature                               Title                           Date


/s/ Andrea Farace                 Chairman of the Board,          April 24, 1998
    Andrea Farace                 Chief Executive Officer
                                  and Director


/s/ Robert J. Hay                 Chairman Emeritus               April 24, 1998
    Robert J. Hay                 and Director


/s/ Marshall S. Cogan             Vice Chairman                   April 24, 1998
    Marshall S. Cogan             of the Board


/s/ Kenneth R. Fuette             Executive Vice President        April 24, 1998
    Kenneth R. Fuette             (Chief Financial Officer and
                                  Chief Administrative Officer)


/s/ Etienne Davignon              Director                        April 24, 1998
    Etienne Davignon

/s/ John H. Gutfreund             Director                        April 24, 1998
    John H. Gutfreund





/s/ Stuart J. Hershon             Director                        April 24, 1998
    Stuart J. Hershon




/s/ John V. Tunney                Director                        April 24, 1998
    John V. Tunney

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               December 28,         December 29,
ASSETS                                                                            1997                  1996
                                                                                          (thousands)
CURRENT ASSETS:
    Cash and cash equivalents                                                   $  12,044            $  22,203
    Restricted cash                                                                     -               12,143
    Accounts receivable, net of allowance for
      doubtful accounts of $8,082 and $6,328                                      175,684              126,573
    Inventories                                                                   120,299              101,220
    Deferred income taxes                                                          22,853               21,765
    Due from related parties                                                        1,755                1,866
    Other current assets                                                           38,293               21,334
                                                                                ---------            ---------

            Total current assets                                                  370,928              307,104
                                                                                 --------             --------

            PROPERTY, PLANT AND EQUIPMENT:
    Land and land improvements                                                      9,054                9,674
    Buildings and leasehold improvements                                           79,876               78,082
    Machinery, equipment and furnishings                                          234,229              199,993
    Construction in progress                                                       23,331               20,784
                                                                                ---------            ---------

            Total                                                                 346,490              308,533

    Less accumulated depreciation and
      amortization                                                               (113,055)            (113,160)
                                                                                 --------             --------

       Property, plant and equipment, net                                         233,435              195,373

COST IN EXCESS OF ASSETS ACQUIRED, NET                                            218,219               82,471

DEBT ISSUANCE COSTS, NET                                                           18,889               18,628

DEFERRED INCOME TAXES                                                              26,960                    -

OTHER ASSETS                                                                       25,192               16,270
                                                                                ---------            ---------

TOTAL ASSETS                                                                     $893,623             $619,846
                                                                                 ========             ========


         The accompanying notes are an integral part of the consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               December 28,         December 29,
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                     1997                  1996
                                                                                (thousands except share data)
CURRENT LIABILITIES:
    Short-term borrowings                                                     $     6,598            $   3,692
    Current portion of long-term debt                                              12,931               14,505
    Accounts payable                                                              131,689               84,930
    Accrued employee compensation                                                  10,827                7,302
    Accrued interest                                                               10,716                9,012
    Accrued restructuring and plant consolidation                                  15,644                6,300
    Other accrued liabilities                                                      44,042               44,782
                                                                               ----------             --------

      Total current liabilities                                                   232,447              170,523

      LONG-TERM DEBT                                                              735,724              483,344

      DEFERRED INCOME TAXES                                                         2,529                6,290

      ACCRUED RESTRUCTURING AND
         PLANT CONSOLIDATION                                                       11,252                4,043

      OTHER LIABILITIES                                                            25,090               13,749
                                                                               ----------             --------

    Total liabilities                                                           1,007,042              677,949
                                                                                ---------             --------

    COMMITMENTS AND CONTINGENCIES                                                       -                    -
                                                                           --------------         ------------

    STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred Stock, par value $1.00 per share:
      Authorized 5,000,000 shares - none issued                                         -                    -
    Common Stock, par value $.01 per share:
      Authorized 50,000,000 shares
      Issued 26,908,680 and 26,753,262 shares, respectively;
      Outstanding 24,919,680 and 25,198,862 shares, respectively                      269                  267
    Additional paid-in capital                                                     86,025               84,579
    Retained earnings (accumulated deficit)                                      (164,118)            (120,174)
    Other                                                                         (16,393)              (9,312)
                                                                               ----------            ---------
                                                                                  (94,217)             (44,640)
    Common Stock held in treasury, at cost:
      1,989,000 shares and 1,554,400, respectively                                (19,202)             (13,463)
                                                                                ---------            ---------

      Total stockholders' equity (deficit)                                       (113,419)             (58,103)
                                                                                 --------            ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                       $893,623             $619,846
                                                                                 ========             ========

         The accompanying notes are an integral part of the consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the Years 1997, 1996, and 1995

                                                                  1997               1996              1995
                                                                   (thousands except per share amounts)
NET SALES                                                     $931,095           $926,351           $862,834

COST OF GOODS SOLD                                             787,756            773,119            762,085
                                                              --------           --------           --------

GROSS PROFIT                                                   143,339            153,232            100,749

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                                    67,139             58,329             69,913

    RESTRUCTURING AND OTHER CHARGES (CREDITS)                   21,100             (6,541)            41,417
                                                             ---------          ---------          ---------

    INCOME (LOSS) FROM OPERATIONS                               55,100            101,444            (10,581)

    INTEREST AND DEBT ISSUANCE EXPENSE                          50,570             53,900             52,878

    OTHER INCOME, NET                                            2,126              1,617                461
                                                             ---------          ---------          ---------

    INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE PROVISION (BENEFIT) FOR
    INCOME TAXES                                                 6,656             49,161            (62,998)

    PROVISION (BENEFIT) FOR INCOME TAXES                         2,525             16,669            (12,248)
                                                             ---------          ---------           --------

    INCOME (LOSS) FROM CONTINUING OPERATIONS                     4,131             32,492            (50,750)
                                                             ---------          ---------           --------

    DISCONTINUED OPERATIONS:

    LOSS FROM DISCONTINUED OPERATIONS,
      NET OF INCOME TAXES                                       (1,994)              (584)            (2,370)

    LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS,
      INCLUDING PROVISION FOR OPERATING LOSSES
      DURING THE PHASE-OUT PERIOD, NET OF
      INCOME TAXES                                                   -           (113,896)                 -
                                                          ------------          ---------        -----------

    LOSS FROM DISCONTINUED OPERATIONS,
      NET OF INCOME TAXES                                       (1,994)          (114,480)            (2,370)
                                                             ---------          ---------           --------

    INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                      2,137            (81,988)           (53,120)

    EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
      OF DEBT, NET OF INCOME TAXES                             (44,482)            (1,147)                 -
                                                             ---------         ----------       ------------

    NET INCOME (LOSS)                                         $(42,345)         $ (83,135)         $ (53,120)
                                                              ========          =========          =========

BASIC EARNINGS (LOSS) PER SHARE:
   CONTINUING OPERATIONS                                      $   0.16         $     1.28          $   (1.92)
                                                              ========         ==========          =========
   NET EARNINGS (LOSS) PER SHARE                              $  (1.68)        $    (3.28)         $   (2.01)
                                                              ========         ==========          =========

DILUTED EARNINGS (LOSS) PER SHARE:
   CONTINUING OPERATIONS                                      $   0.16         $     1.26          $   (1.92)
                                                              ========         ==========          =========
   NET EARNINGS (LOSS) PER SHARE                              $  (1.65)        $    (3.23)         $   (2.01)
                                                              ========         ==========          =========

         The accompanying notes are an integral part of the consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Years 1997, 1996, and 1995

                                                                          1997               1996            1995
OPERATING ACTIVITIES:
                                                                                         (thousands)
   Net income (loss)                                                 $ (42,345)          $ (83,135)      $ (53,120)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization                                      22,047              22,353          23,302
     Amortization of debt issuance costs and debt discount               7,783              13,903          12,192
     Net loss on disposal of discontinued operations                     1,994             110,137               -
     Net loss (income) from discontinued operations                          -               4,343           2,370
     Asset writedowns and other charges (credits)                       12,041              (7,364)         16,677
     Provision for uncollectible accounts                                2,295                 704           4,627
     Deferred income taxes                                              (1,179)             14,903         (10,667)
     Other, net                                                         (5,195)             (3,642)            (72)
   Changes  in  operating  assets  and  liabilities,
     net  of  acquisitions  and discontinued operations:
     Accounts receivable                                                (4,037)            (13,723)         (1,604)
     Inventories                                                        12,882             (11,688)         14,146
     Accounts payable                                                   12,733               4,306          (2,726)
     Accrued restructuring and plant consolidation charges               5,701              (7,405)         17,284
     Other assets and liabilities                                      (24,342)             (2,438)          3,048
                                                                     ---------           ----------      ---------

        Net cash provided by continuing operations                         378              41,254          25,457
        Net cash provided by discontinued operations                         -              16,491           4,133
                                                                  ------------           ---------       ---------
        Net cash provided by operating activities                          378              57,745          29,590
                                                                    ----------           ---------        --------

        INVESTING ACTIVITIES:
   Capital expenditures                                                (33,537)            (23,344)        (22,348)
   Acquisitions, net of cash acquired                                 (119,065)               (841)         (8,113)
   Proceeds from sale (settlement) of discontinued operations          (13,556)             59,452               -
   Proceeds from sale of assets                                         40,169                   -               -
   Purchase of note from related party                                  (5,000)                  -               -
   Decrease (increase) in restricted cash                               12,143             (12,143)              -
   Discontinued operations investing activities                              -              (5,490)        (19,411)
   Other investing activities                                           (1,888)             (1,276)          2,495
                                                                     ---------          ----------       ---------

        Net cash provided by (used for) investing activities          (120,734)             16,358         (47,377)
                                                                      --------           ---------        --------

        FINANCING ACTIVITIES:
   Net proceeds from (repayments of) short-term borrowings               2,894               1,493          (1,685)
   Net proceeds from (repayments of) revolving loans                    54,928                   -          (3,000)
   Proceeds from long-term debt                                        594,499               1,500               -
   Repayments of long-term debt                                       (517,549)            (38,887)         (9,356)
   Debt issuance costs                                                 (18,410)                  -            (184)
   Purchase of treasury stock                                           (5,739)             (6,296)         (7,167)
   Discontinued operations financing activities                              -             (12,406)          1,674
   Other financing activities                                             (426)               (626)              -
                                                                    ----------          ----------     -----------

        Net cash provided by (used for) financing activities           110,197             (55,222)        (19,718)
                                                                     ---------            --------        --------

        Net increase (decrease) in cash and cash equivalents           (10,159)             18,881         (37,505)

        Cash and cash equivalents at beginning of period                22,203               3,322          40,827
                                                                     ---------           ---------        --------

        Cash and cash equivalents at end of period                    $ 12,044            $ 22,203        $  3,322
                                                                      ========            ========        ========

         The accompanying notes are an integral part of the consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       For the Years 1997, 1996, and 1995

                                                                                   Retained
                                                                   Additional      Earnings
                                               Common Stock          Paid-in     (Accumulated                  Treasury
                                            Shares     Amount        Capital        Deficit)        Other        Stock
                                                                            (thousands)
Balances at January 1, 1995                  26,684     $267       $83,624         $16,081        $(7,827)

Issuance of common stock                         32        -           316
Stock option compensation                                               75
Increase in note receivable from
    principal stockholder                                                                          (1,373)
    Additional pension liability                                                                   (1,974)
    Foreign currency translation adjustment                                                           481
    Purchase of treasury stock                                                                                $ (7,167)
    Net loss                                                                                      (53,120)
                                             ------      ---        ------        --------         ------      -------

    Balances at December 31, 1995            26,716      267        84,015         (37,039)       (10,693)      (7,167)

    Issuance of common stock                     22        -           165
    Stock option compensation                                          297
    Stock options exercised                      15        -           102
    Additional pension liability                                                                    1,427
    Foreign currency translation adjustment                                                           (46)
    Purchase of treasury stock                                                                                  (6,296)
    Net loss                                                                                      (83,135)
                                             ------      ---        ------        --------         ------      -------

    Balances at December 29, 1996            26,753      267        84,579        (120,174)        (9,312)     (13,463)


    Issuance of common stock                     10        -           161
    Stock option compensation                                          282
    Stock options exercised                     145        2         1,003
    Additional pension liability                                                                     (786)
    Foreign currency translation adjustment                                                          (873)
    Purchase of treasury stock                                                                                  (5,739)
    Net loss                                                                                      (42,345)
    Increase in note receivable from
      principal stockholder                                                                        (5,422)
    Distribution to principal stockholder                                           (1,599)
                                             ------      ---        ------        --------         ------      -------

    Balances at December 28, 1997            26,908     $269       $86,025       $(164,118)      $(16,393)    $(19,202)
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

       Revenue Recognition

       Revenue from sales is recognized when products are shipped at which time title passes to the customer.

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

       Restricted Cash

       As of December 29, 1996, the Company had restricted cash of approximately $12.1 million. This cash was derived from the net sales proceeds relating to the sale of Perfect Fit Industries, Inc. (See Note 9) and was restricted by Foamex L.P.'s debt agreements. During 1997, the Company used the restricted cash to repurchase approximately $11.8 million of outstanding indebtedness.

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

       Income Taxes

       Income taxes are accounted for under the asset and liability method, in which deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of assets and liabilities using the income tax rates, under existing legislation, expected to be in effect at the date such temporary differences are expected to reverse.

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

       New Accounting Standards

       Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," was issued by the Financial Accounting Standards Board in June 1997. This statement requires all items that must be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS No. 130 for 1998.

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

3.     ACQUISITIONS

       On December 23, 1997, the Company acquired Crain pursuant to a merger agreement with Crain Holdings Corp. for a purchase price of approximately $213.7 million, including the assumption of debt with a face value of approximately $98.6 million (with an estimated fair value of approximately $112.3 million. In addition, fees and expenses associated with the Crain Acquisition are approximately $13.2 million. The Crain Acquisition provides a fully integrated manufacturer, fabricator and distributor of a broad range of flexible polyurethane foam and foam products which are sold to a diverse customer base, principally in the furniture, bedding and carpet cushion markets. The acquisition was funded by $118.0 million in bank borrowings by Foamex L.P. under the Credit Facility. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $152.5 million. In connection with the Crain Acquisition, the Company approved a plan to close certain facilities. As of the acquisition date, the Company established accruals of approximately $1.5 million of severance and related costs and $8.5 million for costs associated with the shut down and consolidation of certain acquired facilities.

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

       During 1994, the Company acquired Transformaci\n De Espumas Y FiJltros S.A. de C.V. ("TEFSA") for an aggregate purchase price of approximately $4.5 million to be paid over a three-year period with an initial cash payment of $1.7 million. During 1997, 1996 and 1995, the Company made scheduled cash payments of approximately $0.9 million, $0.8 million and $0.8 million, respectively, in accordance with the purchase agreement.

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

                                                                             1997                  1996
                                                                         (thousands, except per share data)
       Net sales                                                           $1,256.7              $1,271.3
       Income (loss) from continuing operations                                (2.4)                 27.8
       Pro forma basic earnings (loss) per share                               (0.10)                 1.09
       Pro forma diluted earnings (loss) per share                             (0.10)                 1.08

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

       During December 1997, the Company approved a restructuring plan (the "1997 restructuring plan") to consolidate nine foam production, fabrication or branch locations in connection with the Crain Acquisition. (See Note 3.) The Company recorded restructuring and other charges of $21.1 million which was comprised of $23.0 million associated with the consolidation of the foam production, fabrication or branch locations offset by $1.9 million of restructuring credits due primarily to the favorable termination of certain lease agreements and other matters associated with the 1996 and 1995 restructuring plans. The components of the $23.0 million restructuring charge include: $12.1 million for fixed assets writedowns (net of estimated sale proceeds), $9.8 million for plant closure and operating lease obligations and $1.1 million for personnel reductions.

       In addition, the Company approved a consolidation plan to integrate the acquired Crain facilities into the Company's existing facilities. The Company recorded approximately $1.5 million of severance and related costs and $8.5 million for costs associated with the shut down of certain acquired facilities.

       As discussed above, the 1996 and 1995 restructuring plans have been generally implemented as originally contemplated. The following table sets forth the components of the Company's restructuring and other charges:

                                                       Asset        Plant Closure       Personnel
                                        Total      Writedowns         and Leases       Reductions        Other
                                                                       (millions)
       1995 restructuring charge         $41.4         $16.7             $15.1            $ 3.8           $ 5.8
       Asset write-off/writedowns        (25.1)        (20.9)                -                -            (4.2)
       Cash spending                      (0.4)           -               (0.3)            (0.1)             -
                                         -----       ------             ------            -----          -----

       Balances at December 31, 1995      15.9          (4.2)             14.8              3.7             1.6
       Cash spending                      (9.9)           -               (6.6)            (2.0)           (1.3)
       Cash proceeds                       1.0           1.0                 -                -              -
       1996 restructuring charge           6.6           2.4               4.1              0.1              -
       Restructuring credits             (13.1)         (9.7)             (2.8)            (0.4)           (0.2)
       Asset adjustment for
         restructuring credits             8.0           8.7              (0.6)               -            (0.1)
                                         -----         -----             -----            -----           -----

       Balances at December 29, 1996       8.5          (1.8)              8.9              1.4              -
       Cash spending                      (2.3)          -                (1.4)            (0.9)             -
       1997 restructuring charge          23.0          12.1               9.8              1.1              -
       Restructuring credits              (1.9)          0.1              (2.3)             0.3              -
       Asset write-off/writedowns        (16.1)        (16.1)              -                -                -
       Plant consolidation costs          10.0            -                8.5              1.5              -
                                        ------       ------             ------            -----         ------

       Balance at December 28, 1997      $21.2         $(5.7)            $23.5            $ 3.4         $    -
                                         =====         =====             =====            =====         ======

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

5.INVENTORIES

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

6.SHORT-TERM BORROWINGS

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

7.     LONG-TERM DEBT AND EXTRAORDINARY LOSS

       Long-term debt consists of:

                                                                        December 28,    December 29,
                                                                            1997            1996
       Credit Facility:                                                        (thousands)
          Term Loan A (1)                                                 $ 76,700     $     --
          Term Loan B (1)                                                  109,725           --
          Term Loan C (1)                                                   99,750           --
          Term Loan D (1)                                                  110,000           --
          Revolving credit facility (2)                                     54,928           --
        9.875% Senior subordinated notes due 2007 (3)                      150,000           --
        13.5% Senior subordinated notes due 2005 (includes
          $13,720 of unamortized debt premium) (3)                         111,720           --
        9 1/2% Senior secured notes due 2000 (4)                             4,523      106,793
        11 1/4% Senior notes due 2002 (4)                                       --      141,400
        11 7/8% Senior subordinated debentures due 2004 (net of
          unamortized debt discount of $769) (4)                                --      125,056
        Senior secured discount debentures due 2004, Series B
          (net of unamortized debt discount of $35,864)                         --       80,881
        11 7/8% Senior subordinated debentures due 2004, Series B (5)           --        7,000
        Industrial revenue bonds (6)                                         7,000        7,000
        Foamex L.P. term loan (8.54% interest rate as of
          December 28, 1997) (6)                                                --       11,000
        Subordinated note payable (net of unamortized
                  debt discount of $1,198 and $1,475 (5)                     6,129        5,817
          Other                                                             18,180       12,902
                                                                          --------     --------
                                                                           748,655      497,849

        Less current portion                                                12,931       14,505
                                                                          --------     --------

        Long-term debt-unrelated parties                                  $735,724     $483,344
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

       Refinancing Plan

       On June 12, 1997, the Company substantially completed a refinancing plan (the "Refinancing Plan") that included the refinancing of certain long-term indebtedness to reduce the Company's interest expense and improve financing flexibility. In connection with the Refinancing Plan, Foamex L.P. purchased approximately $342.3 million of aggregate principal amount of its public debt and approximately $116.7 million of aggregate principal amount of Foamex-JPS Automotive L.P.'s ("FJPS") senior secured discount debentures due 2004 (the "Discount Debentures") and repaid $5.2 million of term loan borrowings under an existing credit facility. The Company incurred an extraordinary loss on the early extinguishment of debt associated with the Refinancing Plan of approximately $42.0 million (net of income taxes). The Refinancing Plan was funded by $347.0 million of borrowings under a new $480.0 million credit facility (the "Credit Facility") and the net proceeds from the issuance of $150.0 million of 9 7/8% senior subordinated notes due 2007.

       In addition, on October 1, 1997, the Company redeemed all of the outstanding: (i) 11 1/4% senior notes due 2002, (ii) 11 7/8% senior subordinated debentures due 2004 and (iii) the 11 7/8% senior subordinated debentures due 2004, Series B, constituting approximately $26.0 million of the approximately $30.0 million of outstanding public debt that was not tendered as part of the Refinancing Plan. The redemption was funded from borrowings under the Credit Facility. In connection with this redemption, the Company incurred an extraordinary loss on the early extinguishment of debt of approximately $1.6 million (net of income taxes).

       Credit Facility

       On June 12, 1997, Foamex L.P. entered into the Credit Facility with a group of banks that provides for up to $440.0 million term loans which expire from June 2003 to June 2006 and borrowings of up to $150.0 million under a revolving line of credit which expires in June 2003. The term loans are comprised of a (i) term A loan ("Term A") which provides up to $120.0 million of borrowings, (ii) term B loan ("Term B") of $110.0 million, (iii) term C loan ("Term C") of $100.0 million and (iv) term D loan ("Term D") of $110.0 million.

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

       9 1/2% Senior Secured Notes due 2000 ("Senior Secured Notes")

       The Senior Secured Notes were issued on June 3, 1993 with interest at the rate of 9 1/2% payable semiannually on each June 1 and December 1. The Senior Secured Notes had a maturity date of June 1, 2000. The Senior Secured Notes were collateralized by a first-priority lien on substantially all of the assets of Foamex L.P. except for receivables, real estate and fixtures. The Senior Secured Notes were defeased in February 1998.

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

* $6.9 million of aggregate principal amount of its 11 7/8% senior subordinated debentures, series B, due 2004 for an aggregate consideration of 107.586% of principal plus accrued interest, comprised of a tender price of 105.586% and a consent fee of 2.0%; and

* $116.7 million of aggregate principal amount of the Discount Debentures for an aggregate consideration of 90.0% of principal amount, which represents approximately 116.2% of the accreted book value as of June 12, 1997, comprised of a tender price of 88.0% of principal amount and a consent fee of 2.0%.

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

* Bank term loan borrowings of $3.8 million under Foamex L.P.'s old credit facility.

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

       The Company is exposed to credit loss in the event of a nonperformance by the swap partner; however, the occurrence of this event is not anticipated. The effect of the interest rate swaps was a favorable adjustment to interest and debt issuance expense of $2.2 million, $3.7 million and $1.4 million for 1997, 1996 and 1995, respectively.

       Debt Restrictions and Covenants

       The indentures, credit facility and other indebtedness agreements contain certain covenants that will limit, among other things, the ability of Foamex L.P. (i) to pay distributions or redeem partnership interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interest, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain a provision that, in the event of a defined change of control, the indebtedness must be repaid, in certain cases, at the option of the holder. Also, the Company's subsidiaries are required under certain of these agreements to maintain specified financial ratios of which the most restrictive is the maintenance of net worth and interest coverage ratios, as defined. Under the most restrictive of the distribution restrictions, the Company was available to be paid by its subsidiaries as of December 28, 1997, funds only to the extent to enable the Company to meet its operating and debt obligations.

       As of December 28, 1997, the Company was in compliance with the covenants of the indentures, credit facility and other indebtedness agreements and expects to be in compliance with these covenants for the foreseeable future.

       Future Obligations on Long-Term Debt

       Scheduled maturities of long-term debt are shown below (thousands):

       Year End                                              Long-Term Debt
       --------                                              --------------
       1998                                                     $ 12,931
       1999                                                       18,672
       2000                                                       26,938
       2001                                                       19,941
       2002                                                       24,018
       Thereafter                                                633,321
       Total                                                     735,821
       Unamortized debt premium, net                              12,834

       Total                                                    $748,655

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

       Net periodic pension cost included the following components:

                                            1997        1996           1995
                                                     (thousands)
        Service cost                      $ 2,229      $ 2,471      $ 2,087
        Interest cost                       4,273        3,997        3,742
        Actual return on plan assets       (6,308)      (8,841)      (5,682)
        Net amortization and deferral         703        4,643        1,807
                                          -------      -------      -------
          Total                           $   897      $ 2,270      $ 1,954
                                          =======      =======      =======

       The Company's funding policy is to contribute annually an amount that both satisfies the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and does not exceed the full funding limitations of the Internal Revenue Code of 1986, as amended (the "Code"). Plan investments consist primarily of corporate equity and debt securities, mutual life insurance funds and cash equivalents. During 1997, the discount rate was adjusted to 7.0%. The following table sets forth the funded status of the Company's underfunded plans and the amounts recognized in the accompanying consolidated balance sheets as of December 28, 1997 and December 29, 1996:

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

       The components of 1997, 1996 and 1995 expense for postretirement benefits are as follows:

                                                                        1997          1996            1995
                                                                                   (thousands)
       Service costs for benefits earned                               $   9         $  12           $  24
       Interest cost on liability                                         71            67              83
       Net amortization and deferral                                     (56)          (53)            (13)
       Special termination/curtailment loss                               74           576             619
                                                                        ----          ----            ----

       Net periodic postretirement benefit cost                         $ 98          $602            $713
                                                                        ====          ====            ====

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

       During 1996, the Company finalized the sale of the outstanding common stock of Perfect Fit, a wholly-owned subsidiary, for an adjusted sale price of approximately $44.2 million. The sale included substantially all of the net assets of the home comfort products segment. Actual and estimated transaction expenses related to the sale totaled approximately $1.5 million. The Company has recorded a loss on the sale of Perfect Fit of approximately $43.0 million, which includes the loss on disposal and a loss of $2.4 million relating to operating losses during the phase-out period.

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

11.    INCOME TAXES

       Income (loss) from continuing operations before provision for income taxes consists of the following:

                                                                        1997              1996             1995
                                                                                      (thousands)
       United States                                                   $ 7,572           $46,075         $(62,015)
       Foreign                                                            (916)            3,086             (983)
                                                                      --------          --------       ----------

       Income (loss) from continuing operations
         before provision (benefit) for income taxes                   $ 6,656           $49,161         $(62,998)
                                                                       =======           =======         ========

       The components of the total consolidated provision (benefit) for income taxes are summarized as follows:

                                                                        1997              1996             1995
                                                                                      (thousands)
       Continuing operations                                          $  2,525          $16,669         $(12,248)

       Discontinued operations                                          (1,330)         (35,129)           1,691

       Extraordinary loss on early extinguishment
         of debt                                                       (27,400)            (765)               -
                                                                      --------        ---------      -----------

       Total consolidated provision (benefit) for
         income taxes                                                 $(26,205)        $(19,225)        $(10,557)
                                                                      ========         ========         ========

       The total consolidated provision (benefit) for income taxes is summarized as follows:

                                                                        1997              1996            1995
                                                                                      (thousands)
       Current:
         Federal                                                       $ 1,958         $     220         $ (2,038)
         State                                                           1,248               760                -
         Foreign                                                           498               786              457
                                                                     ---------         ---------        ---------
             Total current                                               3,704             1,766           (1,581)
                                                                      --------          --------         --------

                                                                        1997              1996             1995
                                                                                       (thousands)
       Deferred:
         Federal                                                       (27,013)          (24,211)          (9,543)
         State                                                          (2,662)            2,729              856
         Foreign                                                          (234)              491             (289)
                                                                     ---------        ----------        ---------
             Total deferred                                            (29,909)          (20,991)          (8,976)
                                                                      --------          --------        ---------

       Total consolidated provision (benefit)
         for income taxes                                             $(26,205)         $(19,225)        $(10,557)
                                                                      ========          ========         ========

       The tax effect of the temporary differences that give rise to significant deferred tax assets and liabilities are:

                                                               December 31,   December 31,
                                                                   1997          1996
                                                                      (thousands)
        Deferred tax assets:
          Inventory basis differences                           $  1,252      $  1,209
          Employee benefit accruals                                5,405         6,247
          Allowances and contingent liabilities                    3,600         3,616
          Restructuring and plant closing accruals                14,436         8,323
          Other                                                    4,827         6,301
          Net operating loss carryforwards                        49,795        37,483
          Capital loss carryforwards                              11,202        16,561
          Valuation allowance for deferred tax assets            (13,407)      (23,064)
                                                                --------      --------
          Deferred tax assets                                     77,110        56,676
                                                                --------      --------

        Deferred tax liabilities:
          Basis difference in property, plant and equipment       27,544        36,257
          Other                                                    2,282         4,944
                                                                --------      --------
          Deferred tax liabilities                                29,826        41,201
                                                                --------      --------

        Net deferred tax assets (liabilities)                   $ 47,284      $ 15,475
                                                                ========      ========

       The Company has determined that taxable capital gains in the foreseeable future for subsidiaries that file a separate federal income tax return will likely not be sufficient to recognize the deferred tax asset associated with the capital loss carryforward. Accordingly, a valuation allowance has been provided for the deferred tax asset associated with the capital loss carryforward. During 1997, the valuation allowance for deferred tax assets decreased by $9.7 million which included $5.0 million for the utilization of capital loss carryforwards associated with the sale of a facility (see Note 10), $1.9 million decrease due to reversal of preacquisition temporary differences, $2.8 million was applied to deferred tax assets that will not be utilized. The $1.9 million reversal of preacquisition temporary differences was used to reduce cost in excess of assets acquired. At December 28, 1997, the Company has $130.9 million of regular tax net operating loss carryforwards for federal income tax purposes expiring from 2003 to 2011. In addition, the Company has $28.9 million of capital loss carryforwards that expire in 2001.

       The Company has recorded net deferred tax assets of $48.2 million. Realization is dependent on generating sufficient taxable income to utilize the deferred tax assets primarily representing loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

       A reconciliation of the statutory federal income tax rate to the effective income tax rate on continuing operations is as follows:

                                                                          1997            1996            1995
                                                                                       (thousands)
       Statutory income taxes                                             $ 2,330        $17,206       $(22,049)
       State income taxes, net of federal                                     260          1,864         (2,095)
       Limitation on the utilization of tax benefits                            -              -          7,695
       Valuation allowance                                                      -         (3,621)             -
       Cost in excess of assets acquired                                      553            644          1,010
       Write-off excess cost                                                4,305              -              -
       Utilization of capital loss carryforwards                           (5,028)             -              -
       Other                                                                  105            576          3,191
                                                                         --------      ---------      ---------
       Total                                                              $ 2,525        $16,669       $(12,248)
                                                                          =======        =======       ========

12.    COMMITMENTS AND CONTINGENCIES

       Operating Leases

       The Company is obligated under various noncancelable lease agreements for rental of facilities, vehicles and other equipment. Many of the leases contain renewal options with varying terms and escalation clauses that provide for increased rentals based upon increases in the Consumer Price Index, real estate taxes and lessors' operating expenses. Total minimum rental commitments (excluding commitments accrued as part of the Company's various restructuring/consolidation plans) required under operating leases at December 28, 1997 are:

                                 Operating
                                  Leases
                                (thousands)
        1998                     $11,098
        1999                       9,970
        2000                       8,338
        2001                       6,483
        2002                       6,524
        Thereafter                17,322
                                 -------
        Total                    $59,735
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

       During 1997 and 1995, the Company purchased approximately $1.9 million and $2.5 million, respectively, of scrap material from Recticel Foam Corporation ("RFC"), a former partner of Foamex L.P. and whose chairman is a director of the Company, under various agreements, the latest of which expired in March 1998.

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

       A summary of stock option activity is as follows:

                                              1997                      1996                       1995
                                                Weighted                    Weighed                     Weighted
                                                Average                     Average                     Average
                                                Exercise                    Exercise                    Exercise
                                    Shares        Price         Shares        Price       Shares          Price
Outstanding at beginning of year     967,476    $ 6.97            951,343     $ 7.64      2,033,800       $17.28
Granted                              625,833     11.52            202,240       7.06        150,000         9.95
Exercised                           (145,195)     6.88            (14,914)      6.88              -           -
Forfeited                             (9,065)     6.88           (171,193)     10.80       (145,956)       14.59
Canceled                                   -         -                  -          -     (1,924,700)       17.15
Granted in exchange offer                  -         -                  -          -        838,199         6.88
                                ------------   -------        -----------   --------     ----------      -------

Outstanding at end of year         1,439,049     $ 7.08           967,476     $ 6.97        951,343      $  7.64
                                   =========     ======          ========     ======     ==========      =======

Exercisable at end of year           467,460     $ 7.04           431,863     $ 6.94         20,140       $14.62
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

       The Company applies the provisions of Accounting Principles Board Opinion No. 25 ("Accounting for Stock Issued to Employees") and related interpretations ("APB 25") in accounting for its stock-based compensation plans. Accordingly, compensation expense has been recognized in the consolidated financial statements with respect to the above plans in accordance with APB 25. Had compensation costs for the above plans been determined based on the fair value of the options at the grant dates under those plans consistent with the methods under Statement of Financial Accounting Standards No. 123 ("Accounting for Stock Based Compensation"), the Company's income from continuing operations and earnings (loss) per share would have the pro form amounts indicated below:

                                                                1997              1996             1995
                                                                 (thousands, except per share data)
       Income from continuing operations:
         As reported                                           $4,131           $32,492          $(50,750)
         Pro forma                                              3,935            32,404           (50,891)

       Basic earnings per share:
         As reported                                            0.16               1.28            (1.92)
         Pro forma                                              0.16               1.28            (1.92)

       Diluted earnings per share:
         As reported                                            0.16               1.26            (1.92)
         Pro forma                                              0.15               1.26            (1.92)

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

15.  STOCKHOLDERS' EQUITY (DEFICIT)

       Other

       The other component of stockholders' equity (deficit) consists of the following:

                                                             December 28,        December 29,      December 31,
                                                                  1997                1996             1995
                                                                                   (thousands)
       Foreign currency translation adjustment                 $  4,367              $ 3,494          $ 3,448
       Additional pension liability, net of income taxes          2,231                1,445            2,872
       Note receivable from Trace Holdings                        9,795                4,373            4,373
                                                               --------              -------         --------
                                                                $16,393              $ 9,312          $10,693
                                                                =======              =======          =======

16.  ENVIRONMENTAL MATTERS

       The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. During 1997, expenditures in connection with the Company's compliance with federal, state, local and foreign environmental laws and regulations did not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position. As of December 28, 1997, the Company has environmental accruals of approximately $4.3 million for environmental matters. In addition, as of December 28, 1997, the Company has net receivables of approximately $1.1 million relating to indemnification for environmental liabilities, net of an allowance of approximately $1.0 million relating to potential disagreements regarding the scope of the indemnification. The Company believes that realization of the net receivables established for indemnification is probable.

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

       The Company has reported to appropriate state authorities that it has found soil and groundwater contamination in excess of state standards at four facilities and soil contamination in excess of state standards at three other facilities. The Company has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any degree of certainty at this time. As of December 28, 1997, the Company has environmental accruals of approximately $3.7 million for the remaining potential remediation costs for these facilities based on engineering estimates.

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

       In November 1997, a complaint was filed in the United States District Court for the Southern District of Texas alleging that various defendants, including Crain through the use of the CARDIO process licensed from a third party, infringed on a patent held by plaintiff. The Company is negotiating with the licensor of the process for the assumption of the defense of the action by the licensor; however, the action is in the preliminary stages, and there can be no assurance as to the ultimate outcome of the action.

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

       A sixth purported class action lawsuit, Barnett Stepak v. Foamex International Inc., et al., No. 16277, was filed on or about March 23, 1998 against the same defendants. The complaints in the six actions allege, among other things, that the defendants have violated fiduciary and other common law duties purportedly owed to the Company's stockholders in connection with Trace Holdings proposal to acquire all of the shares of the Company's common stock. The complaints seek, among other things, class certification, a declaration that the defendants have breached their fiduciary duties to the class, preliminary and permanent injunctions baring implementation of the proposed transaction, rescission of the transaction if consummated, unspecified compensatory damages, and costs and attorneys' fees.

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

       The estimated fair values of the Company's financial instruments as of December 28, 1997 are as follows:

                                     Carrying Amount         Fair Value
                                                   (thousands)
        Liabilities:
          Long-term debt              $      748,655         $751,143
                                      ==============         ========

          Interest rate swaps         $           --         $  1,015
                                      ==============         ========

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

Diluted earnings (loss) per share:
       Net income (loss) available for common stock
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
                                                        ========      ========      ========

       Earnings (loss) per share attributable to continuing operations and discontinued operations and extraordinary loss on early extinguishment of debt are:

                                                                          1997         1996         1995
Earnings (loss) per common share - basic:
       Continuing operations                                             $0.16        $1.28          $(1.92)

       Discontinued operations                                           (0.08)       (4.51)          (0.09)

       Extraordinary loss                                                (1.76)       (0.05)              -
                                                                         -----        -----          ------

       Net loss                                                         $(1.68)      $(3.28)         $(2.01)
                                                                        ======       ======          ======

       Earnings (loss) per common share - assuming dilution:

       Continuing operations                                             $0.16        $1.26          $(1.92)

       Discontinued operations                                           (0.08)       (4.45)          (0.09)

       Extraordinary loss                                                (1.73)       (0.04)              -
                                                                         -----        -----          ------

       Net loss                                                         $(1.65)      $(3.23)         $(2.01)
                                                                        ======       ======          ======

20.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                        1997           1996           1995
                                                                                   (thousands)
       Cash paid for interest                                          $46,323       $44,472         $47,333
                                                                       =======       =======         =======

       Cash paid (received) for income taxes, net                      $ 3,579       $(2,855)       $  3,024
                                                                       =======       =======        ========

       Noncash capital expenditures                                   $    167      $    165       $     378
                                                                      ========      ========       =========

21.    QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                       First        Second         Third         Fourth
                                                     Quarter        Quarter       Quarter       Quarter
                                                            (thousands except per share amounts)
       1997
         Net sales                                    $229,120        $239,887      $233,434      $228,654
         Gross profit                                   42,797          44,780        38,039        17,723
         Income (loss) from continuing operations        8,136           9,470         6,515       (19,990)
         Net income (loss)                               7,726         (32,719)        6,515       (23,867)
         Basic earnings (loss) per share from
             continuing operations                        0.32           0.37          0.26          (0.80)
         Diluted earnings (loss) per share from
             continuing operations                        0.31           0.37          0.26          (0.80)

       1996
         Net sales                                    $219,131      $240,447        $236,766      $230,007
         Gross profit                                   36,031        38,167          39,960        39,074
         Income from continuing operating                5,843         6,605           7,356        12,688
         Net income (loss)                               6,137       (31,707)        (66,623)        9,058
         Basic earning (loss) per share from
             continuing operations                        0.23          0.26           0.29           0.50
         Diluted earnings (loss) per share from
             continuing operations                        0.23          0.26           0.29           0.49

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

22.  SUBSEQUENT EVENT

       On February 27, 1998, the Company and certain of its affiliates completed a series of transactions designed to simplify the Company's structure and to provide future operational flexibility. Prior to the consummation of these transactions, the Company defeased the $4.5 million outstanding principal amount of its 9 1/2% Senior Secured Notes due 2000. Foamex L.P. settled its intercompany payables to General Felt with $4.8 million in cash and a $34.0 million principal amount promissory note supported by a $34.5 million letter of credit under the Credit Facility (the "Foamex/GFI Note"). The initial transaction resulted in the transfer from Foamex L.P. to Trace Foam LLC of all of the outstanding common stock of General Felt, in exchange for (i) the assumption by Trace Foam LLC of $129.0 million of Foamex L.P.'s indebtedness and
(ii) the transfer by Trace Foam LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result, General Felt ceased being a subsidiary of Foamex L.P. and was relieved from all obligations under Foamex L.P.'s 9 7/8% Senior Subordinated Notes due 2007 and 13 1/2% Senior Subordinated Notes due 2005. Upon consummation of the initial transaction, Foamex Carpet, a newly formed wholly-owned subsidiary of the Company, the Company, Trace Foam LLC, and General Felt entered into an Asset Purchase Agreement dated February 27, 1998, in which General Felt sold substantially all of its assets (other than the Foamex/GFI Note and its operating facility in Pico Rivera, California) to Foamex Carpet in exchange for (i) $20.0 million in cash and (ii) a promissory note issued by Foamex Carpet to Trace Foam LLC in the amount of $70.2 million. The $20.0 million cash payment was funded with a distribution by Foamex L.P. Upon consummation of these transactions contemplated by the Asset Purchase Agreement, Foamex Carpet entered into a Credit Agreement with the institutions from time to time party thereto, as issuing banks, and Citicorp USA, Inc. and The Bank of Nova Scotia, as administrative agents, which provides for up to $20.0 million in revolving credit borrowings. These transactions were accounted for in a manner similar to a pooling of interests since the entities were under common control. Foamex Carpet will conduct the carpet cushion business previously conducted by General Felt. Also, Trace Foam LLC has retained ownership of one of General Felt's operating facilities which is being leased to Foamex Carpet and the $34.0 million Foamex/GFI Note.

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

                                                                      Schedule I

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS

                                                                               December 28,         December 29,
                                                                                   1997                 1996
ASSETS
                                                                                          (thousands)
CURRENT ASSETS:
    Cash and cash equivalents                                                  $    2,639          $   1,232
    Intercompany receivables                                                       14,542             10,516
    Deferred income taxes                                                          42,935             15,045
    Other current assets                                                              181              1,053
                                                                              -----------         ----------
            Total current assets                                                   60,297             27,846

            OTHER ASSETS                                                              772                353
                                                                              -----------         ----------

            TOTAL ASSETS                                                        $  61,069           $ 28,199
                                                                                =========           ========

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
            CURRENT LIABILITIES:
    Accounts payable                                                           $   10,542          $   9,309
    Other accrued liabilities                                                       5,056              4,937
                                                                              -----------          ---------
      Total current liabilities                                                    15,598             14,246

      LONG-TERM LIABILITIES:
    Notes payable to consolidated subsidiaries I                                    2,500              8,000
    Tax distribution advance payable                                               13,618                  -
    Deficit in consolidated subsidiaries                                          142,772             62,429
    Deferred income taxes                                                               -              1,627
                                                                           --------------          ---------
      Total liabilities                                                           174,488             86,302
                                                                               ----------           --------

      COMMITMENTS AND CONTINGENCIES                                                     -                  -
                                                                           --------------        -----------

      STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred Stock, par value $1.00 per share:
      Authorized 5,000,000 shares - none issued                                         -                  -
    Common Stock, par value $.01 per share:
      Authorized 50,000,000 shares
      Issued 26,908,680 and 26,753,262
         shares, respectively
      Outstanding 24,919,680 and 25,198,862
         shares, respectively                                                         269                267
    Additional paid-in capital                                                     86,025             84,579
    Retained earnings (accumulated deficit)                                      (164,118)          (120,174)
    Other                                                                         (16,393)            (9,312)
                                                                              -----------         ----------
                                                                                  (94,217)           (44,640)
    Common Stock held in Treasury, at cost:
      1,989,000 shares and 1,554,400, respectively                                (19,202)           (13,463)
                                                                              -----------         ----------
      Total stockholders' equity (deficit)                                       (113,419)           (58,103)
                                                                              -----------          ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                    $    61,069           $ 28,199
                                                                              ===========           ========

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

                 See notes to consolidated financial statements.
                                   (continued)

                                                                      Schedule I
                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS

                                                         1997                  1996                1995
                                                       (amounts in thousands except per share amounts)
INTERCOMPANY SALES                                    $123,355              $179,791           $197,066

COST OF GOODS SOLD                                     123,355               179,791            197,066
                                                      --------              --------           --------

GROSS PROFIT                                                 -                     -                  -

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                                486                   709              5,004

    RESTRUCTURING AND OTHER CHARGES                          -                  (126)             2,168
                                                  ------------            ----------           --------

    INCOME (LOSS) FROM OPERATIONS                         (486)                 (583)            (7,172)

    EQUITY IN EARNINGS (LOSS) OF
    CONSOLIDATED SUBSIDIARIES                            4,954                42,097            (57,904)

    INTEREST EXPENSE                                       153                   196                 13

    INTEREST INCOME                                        204                    78                679
                                                    ----------            ----------          ---------

    INCOME (LOSS) BEFORE INCOME TAX
    AND EXTRAORDINARY LOSS                               4,519                41,396            (64,410)

    INCOME TAX PROVISION (BENEFIT)                         388                 8,904            (13,660)
                                                    ----------             ---------          ---------

    INCOME (LOSS) FROM CONTINUING
    OPERATIONS                                           4,131                32,492            (50,750)

    EQUITY IN DISCONTINUED OPERATIONSI                  (1,994)             (114,480)            (2,370)
                                                     ---------              --------          ---------

    INCOME (LOSS) BEFORE EXTRAORDINARY LOSS              2,137               (81,988)           (53,120)

    EQUITY IN EXTRAORDINARY LOSSI                      (44,482)               (1,147)                 -
                                                     ---------             ---------        -----------

    NET INCOME (LOSS)                                 $(42,345)             $(83,135)          $(53,120)
                                                      ========              ========           ========

BASIC EARNINGS (LOSS) PER SHARE:
    CONTINUING OPERATIONS                             $    0.16            $     1.28         $   (1.92)
                                                      =========            ==========         =========
    EARNINGS (LOSS) PER SHARE                         $   (1.68)           $    (3.28)        $   (2.01)
                                                      =========            ==========         =========

DILUTED EARNINGS (LOSS) PER SHARE:
    CONTINUING OPERATIONS                             $    0.16            $     1.26         $   (1.92)
                                                      =========            ==========         =========

    EARNINGS (LOSS) PER SHARE                         $   (1.65)           $    (3.23)        $   (2.01)
                                                      =========            ==========         =========

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

                 See notes to consolidated financial statements.
                                   (continued)

                                                                     Schedule I
                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS

                                                                  1997               1996              1995
OPERATING ACTIVITIES:                                                            (thousands)
    Net income (loss)                                         $(42,345)           $(83,135)          $(53,120)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
      Deferred income taxes                                       (387)              8,904            (11,622)
      Equity in discontinued operations                          1,994             114,480              2,370
      Equity in extraordinary loss                              44,482               1,147                  -
      Equity in (earnings)/losses of consolidated subsidiaries  (4,954)            (42,097)            57,904
      Other                                                         61                 357                 35
    Changes in operating assets and liabilities,
      net of acquisitions:
      Intercompany receivables                                  (4,026)              2,702              4,049
      Accounts payable                                           1,233              (3,844)            (7,393)
      Other assets and liabilities                                 764               4,346             (3,541)
                                                             ---------           ---------          ---------
         Net cash provided by (used for) operating activities   (3,178)              2,860            (11,318)
                                                              --------           ---------           --------

         INVESTING ACTIVITIES:
    Investment in consolidated subsidiaries                          -                   -             (4,025)
    Proceeds from (settlement of) sale of discontinued
      operations                                               (13,556)                179                  -
    Other                                                        6,757               1,707              2,379
                                                              --------           ---------           --------
    Net cash provided by (used for) investing activities        (6,799)              1,886             (1,646)
                                                              --------          ----------           --------

    FINANCING ACTIVITIES:
    Note payable to consolidated subsidiary                      2,500                   -              2,000
    Tax advance distribution                                    13,618                   -                  -
    Purchase of treasury stock                                  (5,739)             (6,296)            (7,167)
    Proceeds from exercise of stock options                      1,005                 102                  -
                                                             ---------         -----------        -----------
         Net cash provided by (used for) financing activities   11,384              (6,194)            (5,167)
                                                              --------          ----------          ---------

         NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                             1,407              (1,448)           (18,131)

    CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                          1,232               2,680             20,811
                                                             ---------           ---------          ---------

    CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                             $  2,639           $   1,232          $   2,680
                                                              ========           =========          =========

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

                 See notes to consolidated financial statements.
                                   (continued)

                                                                    Schedule II
                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                   (thousands)

                                           Balance at      Charged to    Charged to                     Balance at
                                          Beginning of     Costs and        other                          End of
                                            Period          Expenses     Accounts(1)    Deductions         Period
YEAR ENDED DECEMBER 28, 1997
Allowance for Uncollectible Accounts       $  3,060     $     2,295     $  2,898      $     1,409     $  6,844
                                           ========     ===========     ========      ===========     ========

Reserve for Discounts                      $  3,268     $        --     $ 10,182      $    12,212     $  1,238
                                           ========     ===========     ========      ===========     ========

Deferred Tax Asset Valuation Allowance     $ 23,064     $    (5,028)    $ (1,863)(3)  $     2,766     $ 13,407
                                           ========     ===========     ========      ===========     ========


YEAR ENDED DECEMBER 29, 1996
Allowance for Uncollectible Accounts       $  4,839     $       704     $    292      $     2,775     $  3,060
                                           ========     ===========     ========      ===========     ========

Reserve for Discounts                      $  4,299     $        --     $ 12,190      $    13,221     $  3,268
                                           ========     ===========     ========      ===========     ========

Deferred Tax Asset Valuation Allowance     $ 16,979     $    12,940     $ (6,855)(3)  $        --     $ 23,064
                                           ========     ===========     ========      ===========     ========


YEAR ENDED DECEMBER 31, 1995(2)
Allowance for Uncollectible Accounts       $  2,324     $     4,627     $    324      $     2,436     $  4,839
                                           ========     ===========     ========      ===========     ========

Reserve for Discounts                      $  1,382     $        --     $ 15,056      $    12,139     $  4,299
                                           ========     ===========     ========      ===========     ========

Deferred Tax Asset Valuation Allowance     $ 13,172     $     7,695     $ (3,888)(3)  $        --     $ 16,979
                                           ========     ===========     ========      ===========     ========


(1)  Discounts and billing adjustments reflect a reduction in net sales.

(2)  Fiscal years 1995 and 1994 were restated for discontinued operations.

(3) Represents an adjustment to cost in excess of net assets relating to the utilization of preacquisition deferred tax assets of General Felt.