Form 10-Q
period 1998-03-29
FOAMEX INTERNATIONAL INC
filed 1998-05-18
CIK 912908

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

The number of shares of the registrant's common stock outstanding as of May 11, 1998 was 25,003,475.


                                  Page 1 of 23
                          Exhibit List on Page 17 of 23

                            FOAMEX INTERNATIONAL INC.

                                      INDEX
                                                                            Page

Part I.   Financial Information:

          Item 1.  Financial Statements

              Condensed Consolidated Statements of Operations -
                Thirteen Week Periods Ended March 29, 1998 and March
                30, 1997                                                       3

              Condensed Consolidated Balance Sheets as of March 29,
                1998 and December 28, 1997                                     4

              Condensed Consolidated Statements of Cash Flows -
                Thirteen Week Periods Ended March 29, 1998 and March
                30, 1997                                                       5

              Notes to Condensed Consolidated Financial Statements             6

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               12

Part II.  Other Information                                                   17

          Exhibit List                                                        17

          Signatures                                                          23

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                        13 Week Periods Ended
                                                    March 29,            March 30,
                                                      1998                 1997
                                                             (thousands)
NET SALES                                           $ 313,790           $ 229,120

COST OF GOODS SOLD                                    262,594             186,323
                                                    ---------           ---------

GROSS PROFIT                                           51,196              42,797

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                             22,377              15,987
                                                    ---------           ---------

INCOME FROM OPERATIONS                                 28,819              26,810

INTEREST AND DEBT ISSUANCE EXPENSE                     17,777              13,968

OTHER INCOME (EXPENSE), NET                              (699)                638
                                                    ---------           ---------

INCOME BEFORE PROVISION FOR INCOME TAXES               10,343              13,480

PROVISION FOR INCOME TAXES                              4,135               5,344
                                                    ---------           ---------

INCOME BEFORE EXTRAORDINARY LOSS                        6,208               8,136

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
   OF DEBT, NET OF INCOME TAXES                        (1,874)               (410)
                                                    ---------           ---------

NET INCOME                                          $   4,334           $   7,726
                                                    =========           =========

BASIC EARNINGS (LOSS) PER SHARE:
   INCOME BEFORE EXTRAORDINARY LOSS                 $    0.25           $    0.32
   EXTRAORDINARY LOSS                                   (0.08)              (0.02)
                                                    ---------           ---------
   EARNINGS PER SHARE                               $    0.17           $    0.30
                                                    =========           =========

   WEIGHTED AVERAGE NUMBER OF SHARES                   24,942              25,311
                                                    =========           =========

DILUTED EARNINGS (LOSS) PER SHARE:
   INCOME BEFORE EXTRAORDINARY LOSS                 $    0.24           $    0.31
   EXTRAORDINARY LOSS                                   (0.07)              (0.02)
                                                    ---------           ---------
   EARNINGS PER SHARE                               $    0.17           $    0.29
                                                    =========           =========

   WEIGHTED AVERAGE NUMBER OF SHARES                   25,603              26,368
                                                    =========           =========


     The accompanying notes are an integral part of the condensed consolidated financial statements.

              FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                         March 29,            December 28,
                                                                          1998                    1997
ASSETS                                                                          (thousands)
CURRENT ASSETS:
   Cash and cash equivalents                                           $    16,919           $    12,044
   Accounts receivable, net                                                186,850               175,684
   Inventories                                                             122,035               120,299
   Other current assets                                                     75,586                62,901
                                                                       -----------           -----------
       Total current assets                                                401,390               370,928

PROPERTY, PLANT AND EQUIPMENT, NET                                         230,161               233,435

COST IN EXCESS OF ASSETS ACQUIRED, NET                                     217,383               218,219

DEBT ISSUANCE COSTS, NET                                                    16,456                18,889

DEFERRED INCOME TAXES                                                       35,641                26,960

OTHER ASSETS                                                                28,734                25,192
                                                                       -----------           -----------

TOTAL ASSETS                                                           $   929,765           $   893,623
                                                                       ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Short-term borrowings                                               $     5,882           $     6,598
   Current portion of long-term debt                                         4,779                12,931
   Current portion of debt - related party                                   7,020                    --
   Accounts payable                                                        120,429               131,689
   Accrued interest                                                          8,954                10,716
   Other accrued liabilities                                                70,580                70,513
                                                                       -----------           -----------
       Total current liabilities                                           217,644               232,447

LONG-TERM DEBT                                                             686,401               735,724

LONG-TERM DEBT - RELATED PARTY                                              97,180                    --

OTHER LIABILITIES                                                           38,533                38,871
                                                                       -----------           -----------

       Total liabilities                                                 1,039,758             1,007,042
                                                                       -----------           -----------

COMMITMENTS AND CONTINGENCIES                                                   --                    --
                                                                       -----------           -----------

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred Stock, par value $1.00 per share:
     Authorized 5,000,000 shares - none issued                                  --                    --
   Common Stock, par value $.01 per share:
     Authorized 50,000,000 shares
     Issued 26,992,475 and 26,908,680 shares, respectively;
     Outstanding 25,003,475 and 24,919,680 shares, respectively                270                   269
   Additional paid-in capital                                               86,662                86,025
   Retained earnings (accumulated deficit)                                (161,557)             (164,118)
   Other                                                                   (16,166)              (16,393)
                                                                       -----------           -----------
                                                                           (90,791)              (94,217)
   Common Stock held in treasury, at cost:
     1,989,000 shares at March 29, 1998 and December 28, 1997              (19,202)              (19,202)
                                                                       -----------           -----------

       Total stockholders' equity (deficit)                               (109,993)             (113,419)
                                                                       -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                   $   929,765           $   893,623
                                                                       ===========           ===========

    The accompanying notes are an integral part of the consolidated financial statements.

              FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                            13 Week Periods Ended
                                                                         March 29,           March 30,
                                                                           1998                1997
                                                                                 (thousands)
OPERATING ACTIVITIES:
   Net income                                                           $   4,334           $   7,726
   Adjustments to reconcile net income to net cash provided
       by operating activities:
       Depreciation and amortization                                        8,567               5,361
       Amortization of debt issuance costs and debt discount                  261               3,766
       Extraordinary loss on early extinguishment of debt                   1,608                 410
       Other operating activities                                           5,114                (153)
       Changes in operating assets and liabilities, net                   (39,191)              1,790
                                                                        ---------           ---------

          Net cash provided by (used for) operating activities            (19,307)             18,900
                                                                        ---------           ---------

INVESTING ACTIVITIES:
   Capital expenditures                                                    (7,201)             (7,426)
   Acquisitions, net of cash acquired                                      (3,321)                 --
   Decrease in restricted cash                                                 --               8,356
   Deposit for defeasence of indebtedness                                  (4,809)                 --
   Other investing activities                                              (1,001)                 --
                                                                        ---------           ---------

          Net cash provided by (used for) investing activities            (16,332)                930
                                                                        ---------           ---------

FINANCING ACTIVITIES:
   Net proceeds from short-term borrowings                                   (716)                293
   Net proceeds from revolving loans                                       69,973                  --
   Proceeds from long-term debt                                           129,000                 500
   Repayment of long-term debt                                           (127,083)             (9,230)
   Repayment of long-term debt - related party                            (24,800)                 --
   Dividend paid                                                           (1,246)                 --
   Transfer of General Felt                                                (3,898)                 --
   Debt issuance cost                                                      (1,149)                 --
   Other financing activities                                                 433                 405
                                                                        ---------           ---------

          Net cash used for financing activities                           40,514              (8,032)
                                                                        ---------           ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   4,875              11,798

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                  12,044              22,203
                                                                        ---------           ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                     $  16,919           $  34,001
                                                                        =========           =========


     The accompanying notes are an integral part of the condensed consolidated financial statements.

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Foamex International Inc.'s (the "Company") condensed consolidated balance sheet as of December 28, 1997 has been condensed from the audited consolidated balance sheet at that date. The condensed consolidated balance sheet as of March 29, 1998, the condensed consolidated statements of operations for the thirteen week periods ended March 29, 1998 and March 30, 1997 and the condensed consolidated statements of cash flows for the thirteen week periods ended March 29, 1998 and March 30, 1997 have been prepared by the Company and have not been audited by the Company's independent accountants. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows have been included.

     Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company's 1997 consolidated financial statements and notes thereto as set forth in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 28, 1997.

2.   ACQUISITION

     On December 23, 1997, the Company acquired Crain Industries, Inc. ("Crain") pursuant to a merger agreement with Crain Holdings Corp. for a purchase price of approximately $213.7 million, including the assumption of debt with a face value of approximately $98.6 million (with an estimated fair value of approximately $112.3 million ("Crain Acquisition"). In addition, fees and expenses associated with the Crain Acquisition are approximately $13.2 million. The Crain Acquisition provided a fully integrated manufacturer, fabricator and distributor of a broad range of flexible polyurethane foam and foam products which are sold to a diverse customer base, principally in the furniture, bedding and carpet cushion markets. The acquisition was funded by $118.0 million in bank borrowings by Foamex L.P. under a credit facility. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $152.5 million. In connection with the Crain Acquisition, the Company approved a plan to close certain facilities. As of the acquisition date, the Company established accruals of approximately $1.5 million of severance and related costs and $8.5 million for costs associated with the shut down and consolidation of certain acquired facilities in connection with purchase price accounting.

     The Crain Acquisitions was accounted for as a purchase and the operations of the Crain are included in the consolidated statements of operations and cash flows from its respective date of acquisition. The cost of the Crain Acquisition has been allocated on the basis of the fair value of the assets acquired and the liabilities assumed. The excess of the purchase price over the estimated fair value of the net assets acquired is being amortized using the straight-line method over forty years. The allocation of the purchase price for the Crain Acquisition is based upon preliminary estimates and assumptions and is subject to revision once appraisals, valuations and other studies of the fair value of the acquired assets and liabilities have been completed. The pro forma results listed below are unaudited and assume that the Crain Acquisition occurred at the beginning of fiscal year 1997.

                                                                    1997
                                                              (thousands, except
                                                               per share data)
       Net sales                                                  $306,768
       Income before extraordinary loss                              5,828
       Pro forma basic earnings (loss) per share                      0.23
       Pro forma diluted earnings (loss) per share                    0.22

     The pro forma results are not necessarily indicative of what would have occurred if the Crain Acquisition had been in effect for the entire periods presented nor are they necessarily indicative of future consolidated results.

3.   INVENTORIES

       Inventories consist of:

                                         March 29,        December 28,
                                           1998              1997
                                                (thousands)
     Raw materials and supplies          $ 76,772          $ 73,487
     Work-in-process                       16,736            15,620
     Finished goods                        28,527            31,192
                                         --------          --------

     Total                               $122,035          $120,299
                                         ========          ========

4.   LONG-TERM DEBT AND LONG-TERM DEBT - RELATED PARTY

     Long-term debt consists of:

                                                                         March 29,       December 28,
                                                                           1998              1997
     Credit Facility:                                                           (thousands)
              Term Loan A                                               $     --          $ 76,700
              Term Loan B                                                 83,553           109,725
              Term Loan C                                                 75,958            99,750
              Term Loan D                                                110,000           110,000
              Revolving credit facility                                  124,901            54,928
            9.875% Senior subordinated notes due 2007                    150,000           150,000
            13.5% Senior subordinated notes due 2005 (includes
              $13,272 and $13,720 of unamortized debt premium)           111,272           111,720
            9 1/2% Senior secured notes due 2000                           4,523             4,523
            Subordinated note payable (net of unamortized
              debt discount of $804 and $1,198                             6,211             6,129
            Other                                                         24,762            18,180
                                                                        --------          --------
                                                                         691,180           748,655

            Less current portion                                           4,779            12,931
                                                                        --------          --------

            Long-term debt-unrelated parties                            $686,401          $735,724
                                                                        ========          ========

            Foamex/GFI Note                                             $ 34,000          $     --

            Note payable to Trace Foam LLC                                70,200                --

            Less current portion                                           7,020                --
                                                                        --------          --------

            Long-term debt - related party                              $ 97,180          $     --
                                                                        ========          ========

     Refinancing Associated with Transfer of General Felt Common Stock

     In connection with the transfer of General Felt common stock (see Note 2), Foamex L.P. amended its agreements with lenders under the Credit Facility, which included additional borrowings of $129.0 million under new term loan agreements that were assumed by Trace Foam LLC (as discussed in Note 2) and borrowings of $32.0 million under the existing revolving credit facility. These funds were used to (i) repay approximately $125.1 million of existing term loans and accrued interest thereon of approximately $0.9 million, (ii) deposit $4.8 million into an escrow account in order to redeem the Senior Secured Notes in June 1998, (iii) repay $24.8 million on the note payable to Trace Foam LLC and (iv) pay fees and expenses of approximately $5.4 million. Also, this amendment increased the availability under the revolving credit facility from $150.0 million to $200.0 million; however, $34.5 million of this increase is used for a letter of credit to support the Foamex/GFI Note.

     Foamex/GFI Note

     In connection with the transfer of General Felt's common stock, Foamex L.P. entered into the $34.0 million Foamex/GFI Note to settle an existing intercompany note payable to General Felt. The Foamex/GFI Note matures in March 2000 with interest payable at LIBOR plus an applicable margin. The principal amount is due upon maturity in March 2000.

     Note Payable to Trace Foam LLC

     In connection with the Asset Purchase Agreement for the General Felt transaction (see Note 8), the Company entered into a $70.2 million promissory note with Trace Foam LLC. The note bears interest at a base rate plus 2.0% or at LIBOR plus 3.0%. The note matures February 2004.

     Principal Payments

     Principal payments on Foamex L.P.'s long-term debt for the remainder of 1998 and for the next five years are as follows: 1998 - $9.8 million; 1999 - $17.7 million; 2000 - $56.8 million; 2001 - $17.3 million; 2002 - $17.7 million;
and thereafter - $663.6 million.

5.      EARLY EXTINGUISHMENT OF DEBT

       In connection with the GFI Transaction (see Note 8), the Company incurred an extraordinary loss on the early extinguishment of debt of approximately $1.9 million (net of income tax benefits of $1.2 million). The extraordinary loss is comprised of approximately $2.9 million for the write-off of debt issuance costs and approximately $0.2 million of professional fees and other costs.

6.   ENVIRONMENTAL MATTERS

     The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. During the thirteen weeks ended March 29, 1998, expenditures in connection with the Company's compliance with federal, state, local and foreign environmental laws and regulations did not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position. As of March 29, 1998, the Company has environmental accruals of approximately $4.9 million for environmental matters. In addition, as of March 29, 1998, the Company has net receivables of approximately $1.1 million relating to indemnification for environmental liabilities. The Company believes that realization of the net receivables established for indemnification is probable.

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

     The Company has reported to appropriate state authorities that it has found soil and groundwater contamination in excess of state standards at four facilities and soil contamination in excess of state standards at three other facilities. The Company has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any degree of certainty at this time. As of March 29, 1998, the Company has environmental accruals of approximately $4.3 million for the remaining potential remediation costs for these facilities based on engineering estimates.

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

     The Company has been designated as a Potentially Responsible Party ("PRP") by the EPA with respect to thirteen sites with an estimated total liability to the Company for the thirteen sites of less than approximately $0.5 million. Estimates of total clean-up costs and fractional allocations of liability are generally provided by the EPA or the committee of PRP's with respect to the specified site. In each case, the participation of the Company is considered to be immaterial.

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

7.   LITIGATION

     As of May 15, 1998, the Company and Trace Holdings were two of multiple defendants in actions filed on behalf of approximately 5,000 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 700 residents of Australia, New Zealand, England, and Ireland. During 1995, the Company and Trace Holdings were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final. In addition, two of the cases filed on behalf of 903 foreign plaintiffs were dismissed on the grounds that the cases could not be brought in the United States courts. This decision is subject to appeal. The Company believes that the number of suits and claimants may increase. Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from the Company or Trace Holdings. Neither the Company nor Trace Holdings recommended, authorized or approved the use of its foam for these purposes. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with the general counsel of Trace Holdings, and without taking into account potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either the Company's or Trace Holdings' consolidated financial position or results of operations. In addition, the Company is also indemnified by Trace Holdings for any such liabilities relating to foam manufactured prior to October 1990. Although Trace Holdings has paid the Company's litigation expenses to date pursuant to such indemnification and management believes Trace Holdings likely will be in a position to continue to pay such expenses, there can be no absolute assurance that Trace Holdings will be able to provide such indemnification. Based on information available at this time with respect to the potential liability, and without taking into account the indemnification provided by Trace Holdings and the coverage provided by Trace Holdings' and the Company's liability insurance, the Company believes that the proceedings should not ultimately result in any liability that would have a material adverse effect on the financial position or results of operations of the Company. If management's assessment of the Company's liability with respect to these actions is incorrect, such actions could have a material adverse effect on the Company.

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

8.   GFI TRANSACTION

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company operates primarily in the flexible polyurethane and advanced polymer foam products industry. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto of the Company included in this report. Certain information in this report contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth on pages 4 and 5 of the Company's 1997 Annual Report on Form 10-K/A.

     During 1997, the Company's products were utilized primarily in five end-markets; (i) carpet cushion and other carpet products, (ii) cushioning foams, including bedding products, (iii) furniture products for furniture manufacturers and distributors, (iv) automotive applications, including trim and accessories, and (v) specialty and technical applications, including those for filtration, gasketing and sealing. As a result of the Crain Acquisition, the Company has added a sixth end market: consumer products.

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

     On October 6, 1997, the Company sold substantially all of the net assets of its needlepunch carpeting, tufted carpeting and artificial grass products business located at its facilities in Dalton, Georgia ("Dalton"). Dalton's revenues were $10.7 million for the thirteen week period ended March 30, 1997.

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

13 Week Period Ended March 29, 1998 Compared to 13 Week Period Ended March 30, 1997

Results of Operations

     Net sales for the first quarter of 1998 were $313.8 million as compared to $229.1 million in the first quarter of 1997, an increase of $84.7 million or 37.0%. Carpet cushion products net sales for the first quarter of 1998 increased 3.8% to $70.5 million from $67.9 million in the first quarter of 1997 primarily due to net sales from the Crain operations offset by the sale of Dalton in October which contributed net sales of $10.7 million in 1997 and reduction of rebond selling prices as compared to 1997 and product mix. Rebond selling prices were approximately 12.0% lower in the first quarter of 1998 versus 1997. Cushioning products net sales for the first quarter of 1998 increased 86.3% to $97.8 million from $52.5 million in the first quarter of 1997 primarily due to net sales from the Crain operations and increased volume to our national bedding customers and fabricators. Furniture products net sales for the first quarter of 1998 increased 36.8% to $43.1 million as compared to net sales of $31.5 million for the first quarter of 1997 primarily due to net sales from the Crain operations. Automotive products net sales for the first quarter of 1998 increased 10.0% to $65.7 million from $59.7 million in the first quarter of 1997 primarily due to increased volume. Technical products net sales for the first quarter of 1998 increased 20.6% to $21.1 million from $17.5 million in the first quarter of 1997 primarily due to increased net sales volume for felted, gasketing, and sealing products. Consumer products net sales for the first quarter of 1998 was $156.9 million. The consumer products category was acquired in the December 1997 Crain Acquisition.

     Gross profit as a percentage of net sales decreased to 16.3% for the first quarter of 1998 from 18.7% in the first quarter of 1997 primarily due to the shift in product mix for 1998 as a result of the Crain Acquisition. Crain's principal product lines, bedding, furniture and carpet cushion, have inherently lower gross profit margins versus the Company's historical gross profit margins. Also, the gross profit was lower in the first quarter of 1998 since the Company carried the full start-up costs related to both organizations.

     Income from operations increased to $28.1 million for the first quarter of 1998 from $26.8 million in the first quarter of 1997 primarily due the Crain Acquisition. The increase in selling, general and administrative expenses is primarily due the Crain Acquisition.

     Income before extraordinary loss decreased to $6.2 million for the first quarter of 1998 as compared to $8.1 million for the first quarter of 1997. The decrease is primarily due to an increase in interest and debt issuance expense. The increase in interest and debt issuance expense is primarily due to the debt incurred in connection with the Crain Acquisition offset by the favorable effects of the June 1997 refinancing plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The extraordinary loss on early extinguishment of debt of approximately $1.9 million during the first quarter of 1998 primarily relates to the write-off of debt issuance costs associated with the GFI Transaction.

Liquidity and Capital Resources

     Liquidity and Capital Resources

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

     Cash and cash equivalents increased $49.0 million during 1998 to $16.9 million at March 29, 1998 from $12.0 million at December 28, 1997 primarily due to increased borrowings offset by cash used by operating assets and liabilities. Working capital increased $61.0 million during 1998 to $199.5 million at March 29, 1998 from $138.5 million at December 28, 19978 primarily due to the increase in operating net assets. Net operating assets and liabilities (comprised of accounts receivable, inventories and accounts payable) increased $28.2 million during 1998 to $192.5 million at March 29, 1998 from $164.3 million at December 28, 1997 primarily due to increases in accounts receivable and inventories and a decrease in accounts payable. The Company's restructuring/consolidation plan includes accruals of approximately $26.9 million of cash charges of which $15.6 million is expected to be paid during 1998.

     As of March 29, 1998, there were $124.9 million of revolving credit borrowings under the Credit Facility with unused availability of approximately $25.6 million which includes approximately $49.5 million associated with letters of credit outstanding which are supported by the Credit Facility. As of March 29, 1998, Foamex Carpet credit facility had used availability of approximately $19.0 million. Borrowings by Foamex Canada, Inc. as of March 29, 1998 were $5.1 million under Foamex Canada Inc.'s revolving credit agreement with unused availability of approximately $0.9 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Interest Rate Swaps

     The Company enters into interest rate swaps to lower funding costs and/or to manage interest costs and exposure to changing interest rates. The Company does not hold or issue financial instruments for trading purposes.

     On January 8, 1998, the Company entered into an amended interest rate swap agreement which provides for an interest rate swap agreement with a notional amount of $150.0 million through June 2002. Under this agreement, the Company is obligated to make fixed payments of 5.78% per annum through December 1998 and variable payments based on LIBOR at the beginning of each six month period for the remainder of the agreement, in exchange for fixed payments by the swap partner at 6.44% per annum for the life of the agreement, payable semiannually in arrears. The newly amended interest rate swap agreement can be terminated by the swap partner at the end of each six month period commencing December 1999.

     The Company is exposed to credit loss in the event of a nonperformance by the swap partner; however, the occurrence of this event is not anticipated. The effect of interest rate swaps was a favorable adjustment to interest and debt issuance expense of $0.3 million and $0.9 million for the thirteen week periods ended March 29, 1998 and March 30, 1997, respectively.

Environmental Matters

     The Company is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with the Company's compliance with such laws and regulations did not have a material adverse effect on operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by the Company in connection with environmental matters as of March 29, 1998 was $4.9 million. In addition, as of December 28, 1997, the Company has net receivables of approximately $1.1 million for indemnification of environmental liabilities from former owners, net of approximately $1.0 million allowance relating to potential disagreements regarding the scope of the indemnification. Although it is possible that new information or future developments could require the Company to reassess its potential exposure to all pending environmental matters, including those described in the footnotes to the Company's consolidated financial statements, management believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position.

Inflation and Other Matters

     There was no significant impact on the Company's operations as a result of inflation during the periods presented. See "Results of Operations" for a discussion of the impact of raw material price increases. In some circumstances, market conditions or customer expectations may prevent the Company from increasing the price of its products to offset the inflationary pressures that may increase its costs in the future.

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

     The Company's automotive products customers are predominantly automotive original equipment manufacturers or other automotive suppliers. As such, the sales of these product lines are directly related to the overall level of passenger car and light truck production in North America. Also, Foamex L.P.'s sales are sensitive to sales of new and existing homes, changes in personal disposable income and seasonality. Foamex L.P. typically experiences two seasonally slow periods during each year, in early July and in late December, due to scheduled plant shutdowns and holidays.

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

Part II - Other Information

Item 1.    Legal Proceedings

           Reference is made to the description of the legal proceedings contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 28, 1997.

           The information from Notes 6 and 7 of the condensed consolidated financial statements of the Company as of March 29, 1998 (unaudited) is incorporated herein by reference.

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

4.4.15(p)      - Foamex Security  Agreement,  dated as of June 12, 1997, made by
               Foamex L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.16(p)      - Subsidiary Security Agreement,  dated as of June 12, 1997, made by Foamex Latin America,  Inc. in favor of Citicorp USA, Inc., as
               Collateral Agent.
4.4.17(p)      - Subsidiary Security Agreement,  dated as of June 12, 1997, made by  Foamex  Mexico,  Inc.  in favor of  Citicorp  USA,  Inc.,  as
               Collateral Agent.
4.4.18(p)      - Subsidiary Security Agreement,  dated as of June 12, 1997, made by Foamex  Mexico II,  Inc. in favor of Citicorp  USA,  Inc.,  as
               Collateral Agent.
4.4.19(p)      - Subsidiary Security Agreement,  dated as of June 12, 1997, made by  Foamex  Asia,  Inc.  in  favor  of  Citicorp  USA,  Inc.,  as
               Collateral Agent.
4.4.20(p)      - Subsidiary Security Agreement,  dated as of June 12, 1997, made by FCC in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.21         - Intentionally omitted.
4.4.22(w)      -  First  Amendment  to  Foamex  Pledge  Agreement,  dated  as of
               December 23, 1997, by Foamex L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.23(w)      - First  Amendment  to  Foamex  Security  Agreement,  dated as of
               December 23, 1997, by Foamex L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.24(w)      -  First  Amendment  to  Foamex  Patent  Agreement,  dated  as of
               December 23, 1997, by Foamex L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.25(w)      - First Amendment to Trademark  Security  Agreement,  dated as of
               December 23, 1997, by Foamex L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.26(w)      -  Acknowledgment  of  Guaranty  by each of the  guarantors  to a
               Guaranty dated June 12, 1997 in favor of Citicorp USA, Inc.
4.4.27(w)      - First Amendment to Pledge  Agreement,  dated as of December 23,
               1997, by pledgors in favor of Citicorp USA, Inc.
4.4.28(w)      - Crain Industries Guaranty,  dated as of December 23, 1997, made by Crain in favor of Citicorp USA, Inc.
4.4.29(x)      - Partnership  Pledge  Agreement,  dated as of February 27, 1998, made by Foamex  International  and FMXI in favor of Citicorp USA,
               Inc., as Collateral Agent.
4.5(u)         - Commitment  letter,  dated July 17, 1997, from The Bank of Nova
               Scotia to Foamex Canada Inc.
4.6(a)         n Subordinated  Promissory  Note, dated as of May 6, 1993, in the original  principal amount of $7,014,864  executed by Foamex L.P.
               to John Rallis ("Rallis").
4.7(a)         - Marely Loan  Commitment  Agreement,  dated as of  December  14,
               1993, by and between Foamex L.P. and Marely s.a. ("Marely").
4.8(a)         - DLJ Loan Commitment  Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and DLJ Funding, Inc. ("DLJ Funding").
4.9.1(p)       -  Promissory  Note,  dated  June  12,  1997,  in  the  aggregate principal  amount of  $5,000,000,  executed by Trace  Holdings to
               Foamex L.P.
4.9.2(p)       -  Promissory  Note,  dated  June  12,  1997,  in  the  aggregate principal  amount of  $4,794,828,  executed by Trace  Holdings to
               Foamex L.P.
4.10.1(x)      - Credit  Agreement,  dated as of February 27, 1998, by and among
               Foamex Carpet,  the institutions  from time to time party thereto as lenders,  the institutions  from time to time party thereto as issuing banks and Citicorp USA, Inc. and The Bank of Nova Scotia, as administrative agents.
4.10.2(x)      - Foamex International  Guaranty,  dated as of February 27, 1998, made by Foamex  International  in favor of Citicorp USA, Inc., as
               Collateral Agent.
4.10.3(x)      - Foamex International Pledge Agreement, dated as of February 27,
               1998,  made by Foamex  International  in favor of  Citicorp  USA,
               Inc., as Collateral Agent.
4.10.4(x)      - New GFI Security Agreement, dated as of February 27, 1998, made by Foamex  Carpet in favor of Citicorp  USA,  Inc., as Collateral
               Agent.
4.10.5(x)      - New GFI Intercreditor Agreement, dated as of February 27, 1998, by  and  among  Foamex  Carpet,  The  Bank  of  Nova  Scotia,  as
               Administrative  Agent, and Citicorp USA, Inc., as  Administrative
               Agent and Collateral Agent.
4.10.6(x)      - FII Intercreditor Agreement,  dated as of February 27, 1998, by and between  Foamex  International  and Citicorp  USA,  Inc.,  as
               Collateral Agent.

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

10.10.5(u)     - The Foamex  L.P.  Hourly  Pension  Plan  (formerly  "The Foamex
               Products  Inc.  Hourly  Employee  Retirement  Plan),  as  amended
               December 31, 1995.
10.10.6(u)     - Foamex L.P. 401(k) Savings Plan effective October 1, 1997.
10.10.7(a)     - Foamex L.P.'s 1993 Stock Option Plan.
10.10.8(a)     - Foamex L.P.'s Non-Employee Director Compensation Plan.
10.11.1(o)     -  Employment  Agreement,  dated as of February  1, 1994,  by and between Foamex L.P. and William H. Bundy.
10.12.1(a)     - Warrant Exchange  Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and Marely.
10.12.2(a)     - Warrant Exchange  Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and DLJ Funding.
10.13(t)       - Warrant  Agreement,  dated as of June 28, 1994,  by and between
               Foamex International and Shawmut Bank.
10.14(o)       - Stock Purchase Agreement, dated as of December 23, 1993, by and
               between   Transformacion   de  Espumas  u  Fieltros,   S.A.,  the
               stockholders which are parties thereto, and Foamex L.P.
10.15.1(r)     - Asset Purchase  Agreement,  dated as of August 29, 1997, by and among  General  Felt,  Foamex L.P.,  Bretlin,  Inc. and The Dixie
               Group.
10.15.2(s)     - Addendum to Asset  Purchase  Agreement,  dated as of October 1,
               1997, by and among General Felt, Foamex L.P.,  Bretlin,  Inc. and
               The Dixie Group.
10.16.1(x)     - Supply Agreement, dated as of February 27, 1998, by and between
               Foamex L.P. and General Felt (as assigned to Foamex Carpet).
10.16.2(x)     -  Administrative  Services  Agreement,  dated as of February 27,
               1998, by and between Foamex L.P. and General Felt (as assigned to
               Foamex Carpet).
10.17          - Tax Sharing  Agreement,  dated as of February 27, 1998, between
               Foamex International and Foamex Carpet.
23.1           - Consent of Independent Accountants, Coopers & Lybrand L.L.P.
27             - Financial  Data Schedule for the year ended  December 28, 1997.
----------------------------

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


                                        FOAMEX INTERNATIONAL INC.


Date:   May 18, 1998                    By:/s/ Kenneth R. Fuette
                                           -------------------------
                                           Kenneth R. Fuette
                                           Chief Financial Officer