Form 10-Q/A
period 1998-03-29
FOAMEX INTERNATIONAL INC
filed 1998-07-01
CIK 912908

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q/A


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

                                  Page 1 of 25
                          Exhibit List on Page 18 of 25

                            FOAMEX INTERNATIONAL INC.

                                      INDEX
                                                                            Page

Part I.   Financial Information:

          Item 1.  Financial Statements

             Condensed Consolidated Statements of Operations -
                Thirteen Week Periods Ended March 29, 1998 and
                March 30, 1997                                                3

             Condensed Consolidated Balance Sheets as of March 29,
                1998 and December 28, 1997                                    4

             Condensed Consolidated Statements of Cash Flows -
                Thirteen Week Periods Ended March 29, 1998 and
                March 30, 1997                                                5

             Notes to Condensed Consolidated Financial Statements             6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       13

Part II.  Other Information                                                  18

          Exhibit List                                                       18

          Signatures                                                         25

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                  13 Week Periods Ended
                                                March 29,      March 30,
                                                  1998           1997
                                               ---------      ---------
                                                     (thousands)
NET SALES                                      $ 313,790      $ 229,120

COST OF GOODS SOLD                               262,594        186,323
                                               ---------      ---------

GROSS PROFIT                                      51,196         42,797

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                        22,377         15,987
                                               ---------      ---------

INCOME FROM OPERATIONS                            28,819         26,810

INTEREST AND DEBT ISSUANCE EXPENSE                17,777         13,968

OTHER INCOME (EXPENSE), NET                         (699)           638
                                               ---------      ---------

INCOME BEFORE PROVISION FOR INCOME TAXES          10,343         13,480

PROVISION FOR INCOME TAXES                         4,135          5,344
                                               ---------      ---------

INCOME BEFORE EXTRAORDINARY LOSS                   6,208          8,136

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
   OF DEBT, NET OF INCOME TAXES                   (1,874)          (410)
                                               ---------      ---------

NET INCOME                                     $   4,334      $   7,726
                                               =========      =========

BASIC EARNINGS (LOSS) PER SHARE:
   INCOME BEFORE EXTRAORDINARY LOSS            $    0.25      $    0.32
   EXTRAORDINARY LOSS                              (0.08)         (0.02)
                                               ---------      ---------
   EARNINGS PER SHARE                          $    0.17      $    0.30
                                               =========      =========

   WEIGHTED AVERAGE NUMBER OF SHARES              24,942         25,311
                                               =========      =========

DILUTED EARNINGS (LOSS) PER SHARE:
   INCOME BEFORE EXTRAORDINARY LOSS            $    0.24      $    0.31
   EXTRAORDINARY LOSS                              (0.07)         (0.02)
                                               ---------      ---------
   EARNINGS PER SHARE                          $    0.17      $    0.29
                                               =========      =========

   WEIGHTED AVERAGE NUMBER OF SHARES              25,603         26,368
                                               =========      =========

     The accompanying notes are an integral part of the condensed consolidated financial statements.

              FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                     March 29,       December 28,
ASSETS                                                                  1998            1997
CURRENT ASSETS:                                                             (thousands)
   Cash and cash equivalents                                        $    16,919      $    12,044
   Accounts receivable, net                                             186,850          175,684
   Inventories                                                          122,035          120,299
   Other current assets                                                  75,586           62,901
                                                                    -----------      -----------
       Total current assets                                             401,390          370,928

PROPERTY, PLANT AND EQUIPMENT, NET                                      230,161          233,435

COST IN EXCESS OF ASSETS ACQUIRED, NET                                  217,383          218,219

DEBT ISSUANCE COSTS, NET                                                 16,456           18,889

DEFERRED INCOME TAXES                                                    35,641           26,960

OTHER ASSETS                                                             28,734           25,192
                                                                    -----------      -----------

TOTAL ASSETS                                                        $   929,765      $   893,623
                                                                    ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Short-term borrowings                                            $     5,882      $     6,598
   Current portion of long-term debt                                      4,779           12,931
   Current portion of long-term debt - related party                      7,020               --
   Accounts payable                                                     120,429          131,689
   Accrued interest                                                       8,954           10,716
   Other accrued liabilities                                             70,580           70,513
                                                                    -----------      -----------
       Total current liabilities                                        217,644          232,447

LONG-TERM DEBT                                                          686,401          735,724

LONG-TERM DEBT - RELATED PARTY                                           97,180               --

OTHER LIABILITIES                                                        38,533           38,871
                                                                    -----------      -----------

       Total liabilities                                              1,039,758        1,007,042
                                                                    -----------      -----------

COMMITMENTS AND CONTINGENCIES                                                --               --
                                                                    -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred Stock, par value $1.00 per share:
     Authorized 5,000,000 shares - none issued                               --               --
   Common Stock, par value $.01 per share:
     Authorized 50,000,000 shares
     Issued 26,992,475 and 26,908,680 shares, respectively;
     Outstanding 25,003,475 and 24,919,680 shares, respectively             270              269
   Additional paid-in capital                                            86,662           86,025
   Retained earnings (accumulated deficit)                             (161,557)        (164,118)
   Accumulated other comprehensive income
   Other                                                                (16,166)         (16,393)
                                                                    -----------      -----------
                                                                        (90,791)         (94,217)
   Common Stock held in treasury, at cost:
     1,989,000 shares at March 29, 1998 and December 28, 1997           (19,202)         (19,202)
                                                                    -----------      -----------

       Total stockholders' equity (deficit)                            (109,993)        (113,419)
                                                                    -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $   929,765      $   893,623
                                                                    ===========      ===========

     The accompanying notes are an integral part of the condensed consolidated financial statements.

              FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                      13 Week Periods Ended
                                                                   March 29,      March 30,
                                                                     1998           1997
                                                                  ----------      --------
                                                                         (thousands)
OPERATING ACTIVITIES:
   Net income                                                      $   4,334      $   7,726
   Adjustments to reconcile net income to net cash provided
       by operating activities:

       Depreciation and amortization                                   8,567          5,361
       Amortization of debt issuance costs, debt discount
          and debt premium                                               261          3,766
       Extraordinary loss on early extinguishment of debt              1,608            410
       Other operating activities                                      5,114           (153)
       Changes in operating assets and liabilities, net              (39,191)         1,790
                                                                   ---------      ---------

          Net cash provided by (used for) operating activities       (19,307)        18,900
                                                                   ---------      ---------

INVESTING ACTIVITIES:
   Capital expenditures                                               (7,201)        (7,426)
   Acquisitions, net of cash acquired                                 (3,321)            --
   Decrease in restricted cash                                            --          8,356
   Deposit for defeasance of indebtedness                             (4,809)            --
   Other investing activities                                         (1,001)            --
                                                                   ---------      ---------

          Net cash provided by (used for) investing activities       (16,332)           930
                                                                   ---------      ---------

FINANCING ACTIVITIES:
   Net proceeds from short-term borrowings                              (716)           293
   Net proceeds from revolving loans                                  69,973             --
   Proceeds from long-term debt                                      129,000            500
   Repayment of long-term debt                                      (127,083)        (9,230)
   Repayment of long-term debt - related party                        (4,800)            --
   Dividend paid                                                      (1,246)            --
   Transfer of General Felt                                          (23,898)            --
   Debt issuance cost                                                 (1,149)            --
   Other financing activities                                            433            405
                                                                   ---------      ---------

          Net cash provided by (used for) financing activities        40,514         (8,032)
                                                                   ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              4,875         11,798

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                             12,044         22,203
                                                                   ---------      ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                $  16,919      $  34,001
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

     The Crain Acquisition was accounted for as a purchase and the operations of Crain are included in the consolidated statements of operations and cash flows from the date of acquisition. The cost of the Crain Acquisition has been allocated on the basis of the fair value of the assets acquired and the liabilities assumed. The excess of the purchase price over the estimated fair value of the net assets acquired is being amortized using the straight-line method over forty years. The allocation of the purchase price for the Crain Acquisition is based upon preliminary estimates and assumptions and is subject to revision once appraisals, valuations and other studies of the fair value of the acquired assets and liabilities have been completed. The pro forma results listed below are unaudited and assume that the Crain Acquisition occurred at the beginning of fiscal year 1997.

                                                        13 Week Period Ended
                                                           March 30, 1997
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

              FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   INVENTORIES

     Inventories consist of:

                                    March 29,   December 28,
                                      1998          1997
                                    --------     --------
                                          (thousands)
     Raw materials and supplies     $ 76,772     $ 75,487
     Work-in-process                  16,736       15,620
     Finished goods                   28,527       29,192
                                    --------     --------

     Total                          $122,035     $120,299
                                    ========     ========

4.   LONG-TERM DEBT AND LONG-TERM DEBT - RELATED PARTY

     Long-term debt consists of:

                                                            March 29,   December 28,
                                                              1998          1997
                                                            --------     --------
     Credit Facility:                                            (thousands)
       Term Loan A                                          $     --     $ 76,700
       Term Loan B                                            83,553      109,725
       Term Loan C                                            75,958       99,750
       Term Loan D                                           110,000      110,000
       Revolving credit facility                             124,901       54,928
     9.875% Senior subordinated notes due 2007               150,000      150,000
     13.5% Senior subordinated notes due 2005 (includes
       $13,272 and $13,720 of unamortized debt premium)      111,272      111,720
     9 1/2% Senior secured notes due 2000                      4,523        4,523
     Industrial revenue bonds                                  7,000        7,000
     Subordinated note payable (net of unamortized
       debt discount of $804 and $1,198)                       6,211        6,129
     Other                                                    17,762       18,180
                                                            --------     --------
                                                             691,180      748,655

     Less current portion                                      4,779       12,931
                                                            --------     --------

     Long-term debt-unrelated parties                       $686,401     $735,724
                                                            ========     ========

     Long-term debt - related party consists of:

     Foamex/GFI Note                                        $ 34,000     $     --

     Note payable to Trace Foam LLC                           70,200           --
                                                            --------     --------
                                                             104,200           --

     Less current portion                                      7,020           --
                                                            --------     --------

     Long-term debt - related party                         $ 97,180     $     --
                                                            ========     ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.   LONG-TERM DEBT AND LONG-TERM DEBT - RELATED PARTY (continued)

     Refinancing Associated with Transfer of General Felt Common Stock

     In connection with the transfer of General Felt common stock (see Note 8), Foamex L.P. amended its agreements with lenders under the Credit Facility, which included additional borrowings of $129.0 million under new term loan agreements that were assumed by Trace Foam LLC (as discussed in Note 8) and borrowings of $32.0 million under the existing revolving credit facility. These funds were used to (i) repay approximately $125.1 million of existing term loans and accrued interest thereon of approximately $0.9 million, (ii) deposit $4.8 million into an escrow account in order to defease the Senior Secured Notes,
(iii) repay $4.8 million of indebtedness owed to General Felt, (iv) fund the $20.0 million to acquire the net assets of General Felt (see Note 8) and (v) pay fees and expenses of approximately $5.4 million. Also, this amendment increased the availability under the revolving credit facility from $150.0 million to $200.0 million; however, $34.5 million of this increase is used for a letter of credit to support the Foamex/GFI Note.

     Foamex Carpet Revolving Credit

     Upon consummation of the transaction contemplated by the Asset Purchase Agreement, Foamex Carpet entered into a Credit Agreement with the institutions from time to time party thereto, as issuing banks, and Citicorp USA, Inc. and The Bank of Nova Scotia, as administrative agents, which provides for up to $20.0 million in revolving credit borrowings.

     Foamex/GFI Note

     In connection with the transfer of General Felt's common stock, Foamex L.P. entered into the $34.0 million Foamex/GFI Note to settle an existing intercompany note payable to General Felt. The Foamex/GFI Note matures in March 2000 with interest payable at LIBOR plus an applicable margin. The principal amount is due upon maturity in March 2000.

     During the thirteen week period ended March 29, 1998, the Company incurred approximately $0.2 million to Trace Foam LLC for interest.

     Note Payable to Trace Foam LLC

     In connection with the asset purchase agreement for the General Felt transaction (see Note 8), the Company entered into a $70.2 million promissory note with Trace Foam LLC. The note bears interest at a base rate plus 2.0% or at LIBOR plus 3.0%. The note matures in February 2004.

     During the thirteen week period ended March 29, 1998, the Company incurred approximately $0.5 million to Trace Foam LLC for interest.

     Principal Payments

     Principal payments the Company's long-term debt and long-term debt - related party for the remainder of 1998 and for the next five years are as follows: 1998 - $9.8 million; 1999 - $17.7 million; 2000 - $56.8 million; 2001 -
$17.3 million; 2002 - $17.7 million; and thereafter - $663.6 million.

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

              FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.   EARLY EXTINGUISHMENT OF DEBT (continued)

     During 1997, the Company used approximately $8.4 million of restricted cash to repurchase outstanding indebtedness of approximately $8.0 million, which resulted in an extraordinary loss of approximately $0.4 million (net of income taxes of $0.3 million).

6.   ENVIRONMENTAL MATTERS

     The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. During the thirteen weeks ended March 29, 1998, expenditures in connection with the Company's compliance with federal, state, local and foreign environmental laws and regulations did not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position. As of March 29, 1998, the Company has accruals of approximately $4.9 million for environmental matters. In addition, as of March 29, 1998, the Company has net receivables of approximately $1.1 million relating to indemnification for environmental liabilities. The Company believes that realization of the net receivables established for indemnification is probable.

     The Clean Air Act Amendments of 1990 (the "1990 CAA Amendments") provide for the establishment of federal emission standards for hazardous air pollutants including methylene chloride, propylene oxide and TDI, materials used in the manufacturing of foam. On December 27, 1996, the United States Environmental Protection Agency (the "EPA") proposed regulations under the 1990 CAA Amendments that will require manufacturers of slab stock polyurethane foam and foam fabrication plants to reduce emissions of methylene chloride. Because these regulations are subject to change prior to finalization, the Company cannot accurately predict the actual cost of their implementation. The Company does not believe implementation of the regulations will require it to make material expenditures at facilities owned prior to December 23, 1997, due to the Company's use of alternative technologies which do not utilize methylene chloride and its ability to shift current production to the facilities, which use these alternative technologies; however, material expenditures may be required at the facilities formerly operated by Crain. The 1990 CAA Amendments also may result in the imposition of additional standards regulating air emissions from polyurethane foam manufacturers, but these standards have not yet been proposed or promulgated.

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

              FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.   ENVIRONMENTAL MATTERS (continued)

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

     In November 1997, a complaint was filed in the United States District Court for the Southern District of Texas alleging that various defendants, including Crain through the use of the CARDIO(R) process licensed from a third party, infringed on a patent held by plaintiff. The Company is negotiating with the licensor of the process for the assumption of the defense of the action by the licensor; however, the action is in the preliminary stages

              FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.   LITIGATION (continued)

and there can be no assurance as to the ultimate outcome of the action.

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

     A sixth purported class action lawsuit, Barnett Stepak v. Foamex International Inc., et al., No. 16277, was filed on or about March 23, 1998 against the same defendants. The complaints in the six actions allege, among other things, that the defendants have violated fiduciary and other common law duties purportedly owed to the Company's stockholders in connection with Trace Holdings proposal to acquire all of the shares of the Company's common stock. The complaints seek, among other things, class certification, a declaration that the defendants have breached their fiduciary duties to the class, preliminary and permanent injunctions barring implementation of the proposed transaction, rescission of the transaction if consummated, unspecified compensatory damages, and costs and attorneys' fees.

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

8.   GFI TRANSACTION

     On February 27, 1998, the Company and certain of its affiliates completed a series of transactions designed to simplify the Company's structure and to provide future operational flexibility. Prior to the consummation of these transactions, (i) Foamex L.P. and Foamex L.P.'s wholly-owned subsidiary, General Felt, entered into a Supply Agreement and an Administrative Services Agreement,
(ii) Foamex L.P. repaid its outstanding indebtedness to General Felt with $4.8 million in cash and a $34.0 million principal amount promissory note (the "Foamex/GFI Note") supported by a $34.5 million letter of credit under the credit facility (the "Credit Facility"), (iii) Foamex L.P. contributed to General Felt $9.4 million of outstanding net intercompany payables and intercompany loans with General Felt and (iv) Foamex L.P. defeased the $4.5 million outstanding principal amount of its 9 1/2% senior secured notes due 2000. The initial transaction resulted in the transfer from Foamex L.P. to Trace Foam LLC of all of the outstanding common stock of General Felt, in exchange for
(i) the assumption by Trace Foam LLC of $129.0 million of Foamex L.P.'s indebtedness and (ii) the transfer by Trace Foam LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result, General
Felt ceased being a subsidiary of Foamex L.P. and was relieved from all obligations under Foamex L.P.'s 9 7/8% Senior Subordinated Notes due 2007 and 13 1/2% Senior Subordinated Notes due 2005. Upon consummation of the initial transaction, Foamex Carpet, a newly formed wholly-owned subsidiary of the Company, the Company, Trace Foam LLC, and General Felt entered into an Asset Purchase Agreement dated February 27, 1998, in which General Felt sold substantially all of its assets (other than the Foamex/GFI Note and its operating facility in Pico Rivera, California) to Foamex Carpet in exchange for
(i) $20.0 million in cash and (ii) a promissory note issued by Foamex Carpet to Trace Foam LLC in the amount of $70.2 million. The $20.0 million cash payment was funded with a distribution by Foamex L.P. Upon consummation of the transaction contemplated by the Asset Purchase Agreement, Foamex Carpet entered into a Credit Agreement with the institutions from time to time party thereto, as issuing banks, and Citicorp USA, Inc. and The Bank of Nova Scotia, as administrative agents, which provides for up to $20.0 million in revolving credit borrowings. Foamex Carpet will conduct the carpet cushion business previously conducted by General Felt. Also,

              FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.   GFI TRANSACTION (continued)

Trace Foam LLC has retained ownership of one of General Felt's operating facilities which is being leased to Foamex Carpet and the $34.0 million Foamex/GFI Note. These transactions have been reflected as a reorganization of companies were under common control. Accordingly, the net effect resulted to a charge to stockholders' equity (deficit) of approximately $0.5 million.

9.   EARNINGS (LOSS) PER SHARE

     The following table shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                     March 29,   March 30,
                                                       1998        1997
                                                      (thousands, except
                                                      per share amounts)
     Basic earnings per share:
            Net income                                $ 4,334     $ 7,726
                                                      =======     =======

            Average common stock outstanding           24,942      25,311
                                                      =======     =======

            Basic earnings per share                  $  0.17     $  0.30
                                                      =======     =======

     Diluted earnings per share:
            Net income available for common stock
               and dilutive securities                $ 4,334     $ 7,726
                                                      =======     =======

            Average common stock outstanding           24,942      25,311

            Ad0ditional common shares resulting
               from stock options                         611       1,057
                                                      -------     -------

            Average common stock and dilutive
               stock outstanding                       25,603      26,368
                                                      =======     =======

            Diluted earnings per share                $  0.17     $  0.29
                                                      =======     =======

     Earnings (loss) per share attributable to income before extraordinary loss and extraordinary loss on early extinguishment of debt are:

                                                    March 29,  March 30,
                                                      1998       1997
                                                   --------   --------
     Earnings (loss) per common share - basic:

            Income before extraordinary loss       $   0.25   $   0.32

            Extraordinary loss                        (0.08)     (0.02)
                                                   --------   --------

            Net income                             $   0.17   $   0.30
                                                   ========   ========

              FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.   EARNINGS (LOSS) PER SHARE (continued)

                                                                March 29,  March 30,
                                                                  1998      1997
                                                               --------   --------
     Earnings (loss) per common share - assuming dilution:
            Income before extraordinary loss                   $   0.24   $   0.31

            Extraordinary loss                                    (0.07)     (0.02)
                                                               --------   --------

            Net loss                                           $   0.17   $   0.29
                                                               ========   ========

10.  COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which requires disclosure of comprehensive income, as defined, including comprehensive disclosure in interim financial statements. Comprehensive income for the thirteen week periods ended March 29, 1998 and March 30, 1997 is comprised of the following:

                                                March 29,   March 30,
                                                  1998        1997
                                                --------    -------
                                                     (thousands)
     Net income                                  $ 4,334     $ 7,726
     Foreign current translation adjustments         227        (184)
                                                 -------     -------
     Total comprehensive income                  $ 4,561     $ 7,542
                                                 =======     =======

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

     On March 16, 1998, the Company announced that its Board of Directors received an unsolicited buyout proposal from Trace Holdings, the Company's principal stockholder. Trace Holdings proposed to acquire all of the outstanding common stock of the Company not currently owned by Trace Holdings and its subsidiaries for a cash price of $17.00 per share. Also, Trace Holdings informed the Board of Directors that financing for the buyout transaction would be arranged through Donaldson, Lufkin & Jenrette Securities Corporation and The Bank of Nova Scotia/Scotia Capital Markets. As of March 16, 1998, Trace Holdings and its subsidiaries beneficially owned approximately 11,475,000 shares or approximately 46% of the outstanding common stock of the Company. In response to Trace Holding's offer, the Company's Board of Directors has appointed a special committee to determine the advisability and fairness of the proposed buyout to the Company's stockholders other than Trace Holdings and its subsidiaries. Trace Holding's proposed buyout is subject to a number of conditions, including the negotiations of definitive documents (which are expected to contain customary closing conditions); the filing of a disclosure statement and other documents with the Securities and Exchange Commission; regulatory filings; and approval of the transaction by a majority of the Company's stockholders. On June 25, 1998, Trace Holdings increased the cash price to $18.75 per share.

     On February 27, 1998, the Company and certain of its affiliates completed a series of transactions designed to simplify the Company's structure and to provide future operational flexibility. Prior to the consummation of these transactions, the Company defeased the $4.5 million outstanding principal amount of its 9 1/2% senior secured notes due 2000. Foamex L.P. settled a $38.8 million intercompany note payable to General Felt with $4.8 million in cash and a $34.0 million principal amount promissory note supported by a $34.5 million letter of credit under the Foamex L.P. credit facility (the "Foamex/GFI Note"). The initial transaction resulted in the transfer from Foamex L.P. to Trace Foam LLC of all of the outstanding common stock of General Felt, in exchange for (i) the assumption by Trace Foam LLC of $129.0 million of Foamex L.P.'s indebtedness and
(ii) the transfer by Trace Foam LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result, General Felt ceased being a subsidiary of Foamex L.P. and was relieved from all obligations under Foamex L.P.'s 9 7/8% senior subordinated notes due 2007 and 13 1/2% senior subordinated notes due 2005. Upon consummation of the initial transaction, Foamex Carpet, a newly formed wholly-owned subsidiary of the Company, the Company, Trace Foam LLC, and General Felt entered into an Asset Purchase Agreement dated February 27, 1998, in which General Felt sold substantially all of its assets (other than the Foamex/GFI Note and its operating facility in Pico Rivera, California) to Foamex Carpet in exchange for (i) $20.0 million in cash and (ii) a promissory note issued by Foamex Carpet to Trace Foam LLC in the amount of $70.2 million. The $20.0 million cash payment was funded by a distribution by Foamex L.P. Upon consummation of the transaction contemplated by the Asset Purchase Agreement, Foamex Carpet entered into a credit agreement with the institutions from time to time party thereto, as issuing banks, and Citicorp USA, Inc. and The Bank of Nova Scotia, as administrative agents, which provides for up to $20.0 million in revolving credit borrowings. Foamex Carpet will conduct the carpet cushion business previously conducted by General Felt. Also, Trace Foam LLC has retained ownership of one of General Felt's operating facilities which is being leased to Foamex Carpet and the $34.0 million Foamex/GFI Note. These transactions have been accounted as a recapitalization of companies under common control.

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

     On April 27, 1998, the Company's facility in Orlando, Florida was damaged by a fire. The Company is in the process of repairing the damages to the facility  and  supplying  local  customers  from  other  facilities.  Management believes that the Company has adequate insurance coverage for business interruption and damages to the facility associated with the fire. After considering the Company's insurance coverage, the Company does not believe that the fire will have a significant impact on the Company's financial position or operations; however, there can be no assurance that the fire will not have a significant impact on the Company's financial position or operations.

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

13 Week Period Ended March 29, 1998 Compared to 13 Week Period Ended March 30, 1997

Results of Operations

     Net sales for the first quarter of 1998 were $313.8 million as compared to $229.1 million in the first quarter of 1997, an increase of $84.7 million or 37.0%. Carpet cushion products net sales for the first quarter of 1998 increased 3.8% to $70.5 million from $67.9 million in the first quarter of 1997 primarily due to net sales from the Crain operations offset by the sale of Dalton in October which contributed net sales of $10.7 million in 1997 and reduction of rebond selling prices as compared to 1997 and product mix. Rebond selling prices were approximately 12.0% lower in the first quarter of 1998 versus 1997. Cushioning products net sales for the first quarter of 1998 increased 86.3% to $97.8 million from $52.5 million in the first quarter of 1997 primarily due to net sales from the Crain operations and increased volume to our national bedding customers and fabricators. Furniture products net sales for the first quarter of 1998 increased 36.8% to $43.1 million as compared to net sales of $31.5 million for the first quarter of 1997 primarily due to net sales from the Crain operations. Automotive products net sales for the first quarter of 1998 increased 10.0% to $65.7 million from $59.7 million in the first quarter of 1997 primarily due to increased volume. Technical products net sales for the first quarter of 1998 increased 20.6% to $21.1 million from $17.5 million in the first quarter of 1997 primarily due to increased net sales volume for felted, gasketing, and sealing products. Consumer products net sales for the first quarter of 1998 were $15.6 million. The consumer products category was acquired pursuant to the Crain Acquisition in December 1997.

     Gross profit as a percentage of net sales decreased to 16.3% for the first quarter of 1998 from 18.7% in the first quarter of 1997 primarily due to the shift in product mix for 1998 as a result of the Crain Acquisition. Crain's principal product lines, bedding, furniture and carpet cushion, have inherently lower gross profit margins than the Company's historical gross profit margins. Also, the gross profit was lower in the first quarter of 1998 since the Company carried the full individual operating costs of both organizations.

     Income from operations increased to $28.8 million for the first quarter of 1998 from $26.8 million in the first quarter of 1997 primarily due to the Crain Acquisition offset by an increase in selling, general and administrative expenses primarily due to the Crain Acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Income before extraordinary loss decreased to $6.2 million for the first quarter of 1998 as compared to $8.1 million for the first quarter of 1997. The decrease is primarily due to an increase of approximately $3.8 million in interest and debt issuance expense, $0.8 million of costs associated with the transfer of General Felt which is included in other income (expense), net. The increase in interest and debt issuance expense is primarily due to the debt incurred in connection with the Crain Acquisition offset by the favorable effects of the June 1997 refinancing plan.

     The extraordinary loss on early extinguishment of debt of approximately $1.9 million (net of income taxes of $1.2 million) during the first quarter of 1998 primarily relates to the write-off of debt issuance costs with debt extinguished in connection with the transfer of General Felt.

Liquidity and Capital Resources

     Liquidity and Capital Resources

     The Company is a holding company whose operations, as a result of the February 27, 1998 transactions, are conducted through two wholly-owned subsidiaries, Foamex L.P. and Foamex Carpet. The liquidity requirements of the Company consist primarily of the operating cash requirements of its two principal subsidiaries. Prior to February 27, 1998, substantially all of the Company's operations were conducted through Foamex L.P., which at the time was a 99% owned subsidiary, hence the discussion of historical trends of liquidity and capital resources related primarily to Foamex L.P.

     Foamex L.P.'s operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures. The Company believes that cash flow from Foamex L.P.'s operating activities, cash on hand and periodic borrowings under the Credit Facility, if necessary, will be adequate to meet Foamex L.P.'s liquidity requirements. The ability to meet such liquidity requirements could be impaired if Foamex L.P. were to fail to comply with any covenants contained in the Credit Facility and such noncompliance was not cured by Foamex L.P. or waived by the lenders. Foamex L.P. was in compliance with the covenants in the Credit Facility as of March 29, 1998 and the Company expects Foamex L.P. to be in compliance with such covenants for the foreseeable future. The ability of Foamex L.P. to make distributions to the Company is restricted by the terms of its financing agreements; therefore, neither the Company nor Foamex Carpet is expected to have access to the cash flow generated by Foamex L.P. for the foreseeable future.

     Foamex Carpet's operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures. The Company believes that cash flow from Foamex Carpet's operating activities, cash on hand and periodic borrowings under Foamex Carpet's credit facility (the "Foamex Carpet Credit Facility"), if necessary, will be adequate to meet Foamex Carpet's liquidity requirements. The ability to meet such liquidity requirements could be impaired if Foamex Carpet were to fail to comply with any covenants contained in the Foamex Carpet Credit Facility and such noncompliance was not cured by Foamex Carpet or waived by the lenders. The Company expects Foamex Carpet to be in compliance with such covenants for the foreseeable future. The ability of Foamex Carpet to make distributions to the Company is restricted by the terms of its financing agreements; therefore, neither the Company nor Foamex L.P. is expected to have access to the cash flow generated by Foamex Carpet for the foreseeable future.

     Cash and cash equivalents increased $4.9 million during 1998 to $16.9 million at March 29, 1998 from $12.0 million at December 28, 1997 primarily due to increased borrowings offset by an increase of cash used by the operating assets and liabilities. Working capital increased $45.2 million during 1998 to $183.7 million at March 29, 1998 from $138.5 million at December 28, 1997 primarily due to the increase in operating net assets (as discussed below), a decrease in current portion of long-term debt, a decrease in accrued interest, and a net increase in other current assets and liabilities. The decrease in current portion of long-term debt is primarily due to the assumption of long-term debt by Trace Foam LLC in connection with the General Felt transaction. The decrease in accrued interest and the net increase in other current assets and liabilities is primarily associated with

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the timing of payments for interest and prepaid expenses and the receipt of cash for other receivables. Net operating assets and liabilities (comprised of accounts receivable, inventories and accounts payable) increased $24.2 million during 1998 to $188.5 million at March 29, 1998 from $164.3 million at December 28, 1997 primarily due to increases in accounts receivable and inventories and a decrease in accounts payable. The increase in accounts receivable is primarily due to an increase in net sales for March 1998 as compared to December 1997. The increase in accounts payable and the decrease in account payable related party is primarily due to the timing of payments. The Company's restructuring/consolidation plan includes accruals of approximately $26.9 million of cash charges of which $15.6 million is expected to be paid during 1998.

     As of March 29, 1998, there were $124.9 million of revolving credit borrowings under the Credit Facility and approximately $49.5 million associated with letters of credit outstanding which are supported by the Credit Facility with unused availability of approximately $25.6 million. As of March 29, 1998, Foamex Carpet Credit Facility had unused availability of approximately $19.0 million. Borrowings by Foamex Canada, Inc. as of March 29, 1998 were $5.1 million under Foamex Canada Inc.'s revolving credit agreement with unused availability of approximately $0.9 million.

     Cash flow used for operating activities was $19.3 million for the first quarter of 1998 as compared to cash provided of $18.9 million for the first quarter of 1997. This decrease is primarily due to (i) a reduction in operating cash results, (ii) cash used for an increase in accounts receivable and other receivables associated with the timing of receipts and (iii) a reduction in accounts payable associated with the timing of payments.

     Cash flow used for investing activities increased to $16.3 million for the first quarter of 1998 from cash provided in the first quarter of 1997 of $0.9 million for the first quarter of 1997 primarily due to (i) $3.3 million paid in connection with the Crain Acquisition and (ii) $4.8 million deposit to defease the senior secured notes offset by the use of $8.4 million of restricted cash in 1997 to repaid long-term debt.

     Cash flow provided by financing activities increased to $40.5 million for the first quarter of 1998 as compared to cash used of $8.0 million for the first quarter of 1997. This increase is primarily associated with borrowings under the revolving loans to fund the operations of Crain during the first quarter of 1998 offset by the $23.9 million used to fund the GFI Transaction.

     Interest Rate Swaps

     The Company enters into interest rate swaps to lower funding costs and/or to manage interest costs and exposure to changing interest rates. The Company does not hold or issue financial instruments for trading purposes.

     On January 8, 1998, the Company entered into an amended interest rate swap agreement, which provides for an interest rate swap agreement with a notional amount of $150.0 million through June 2002. Under this agreement, the Company is obligated to make fixed payments of 5.78% per annum through December 1998 and variable payments based on LIBOR at the beginning of each six month period for the remainder of the agreement, in exchange for fixed payments by the swap partner at 6.44% per annum for the life of the agreement, payable semiannually in arrears. The newly amended interest rate swap agreement can be terminated by the swap partner at the end of each six month period commencing December 1999.

     The Company is exposed to credit loss in the event of a nonperformance by the swap partner; however, the occurrence of this event is not anticipated. The effect of the interest rate swap agreement was a favorable adjustment to interest and debt issuance expense of $0.3 million and $0.9 million for the thirteen week periods ended March 29, 1998 and March 30, 1997, respectively.

Environmental Matters

     The Company is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with the Company's compliance with such laws and regulations did not have a material adverse

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

effect on operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by the Company in connection with environmental matters as of March 29, 1998 was $4.9 million. In addition, as of March 29, 1998, the Company has net receivables of approximately $1.1 million for indemnification of environmental liabilities from former owners, net of approximately $1.0 million allowance relating to potential disagreements regarding the scope of the indemnification. Although it is possible that new information or future developments could require the Company to reassess its potential exposure to all pending environmental matters, including those described in the footnotes to the Company's consolidated financial statements, management believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position.

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

Year 2000 Compliance

     The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is Year 2000 compliant. The Company plans to continue to make modifications to the identified software during 1998 and test the changes during 1998. The financial impact to the Company has not been and is not anticipated to be material to its financial position or results of operations in any given year.

New Accounting Standards

     Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," was issued by the Financial Accounting Standards Board in June 1997. This statement requires all items that must be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS No. 130 during the first quarter of 1998 (see Note 10).

     Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Restated Information," was issued by the Financial Accounting Standards Board in June 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected financial information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt SFAS No. 131 for the year ended 1998 reporting. Management is evaluating the impact, if any, the standard will have on the Company's present segment reporting.

     In February 1998 the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits" ("SFAS No. 132"), which is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 revised the required disclosures about pension and other postretirement benefit plans. The Company plans to adopt SFAS No. 132 in the fourth quarter of 1998.

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

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

2.1(x) - Transfer Agreement, dated as of February 27, 1998, by and between Trace Foam LLC and Foamex L.P.
2.2(x) - Asset Purchase Agreement, dated as of February 27, 1998, by and among Foamex Carpet Cushion, Inc. ("Foamex Carpet"), Foamex International Inc. ("Foamex International"), Trace Foam LLC and General Felt Industries, Inc. ("General Felt").
3.1(a)    - Certificate of Limited Partnership of Foamex L.P.
3.2.1(a) - Fourth Amended and Restated Agreement of Limited Partnership of Foamex L.P., dated as of December 14, 1993, by and among FMXI, Inc. ("FMXI") and Trace Foam Company, Inc. ("Trace Foam"), as general partners, and Foamex International, as a limited partner (the "Partnership Agreement").
3.2.2(b) - First Amendment to the Partnership Agreement, dated June 28, 1994. 3.2.3(c) - Second Amendment to the Partnership Agreement, dated June 12, 1997. 3.2.4(v) - Third Amendment to the Partnership Agreement, dated December 23,
          1997.
3.2.5(x)  - Fourth Amendment to the Partnership Agreement, dated February 27,
          1998.
3.3(y)    - Certificate of Incorporation of FMXI.
3.4(y)    - By-laws of FMXI.
3.5(k)    - Certificate of Incorporation of Foamex Capital Corporation ("FCC").
3.6(k)    - By-laws of FCC.
3.7(a)    - Certificate of Incorporation of Foamex International.
3.8(a)    - By-laws of Foamex International.

4.1.1(d) - Indenture, dated as of June 12, 1997, by and among Foamex L.P., FCC, the Subsidiary Guarantors and The Bank of New York, as trustee, relating to $150,000,000 principal amount of 9 7/8% Senior Subordinated Notes due 2007 (the "9 7/8% Notes"), including the form of Senior Subordinated Note and Subsidiary Guarantee.
4.1.2(v) - First Supplemental Indenture, dated as of December 23, 1997, between Foamex LLC ("FLLC") and The Bank of New York, as trustee, relating to the 9 7/8% Notes.
4.1.3(x) - Second Supplemental Indenture, dated as of February 27, 1998, among Foamex L.P. and FCC, as joint and several obligors, General Felt, Foamex Fibers, Inc. (`Foamex Fibers"), and FLLC, as withdrawing guarantors, and The Bank of New York, as trustee, relating to the 9 7/8% Notes.
4.2.1(v) - Indenture, dated as of December 23, 1997, by and among Foamex L.P., FCC, the Subsidiary Guarantors, Crain Holdings Corp., as Intermediate obligator, and The Bank of New York, as trustee, relating to $98,000,000 principal amount of 13 1/2% Senior Subordinated Notes due 2005 (the "13 1/2% Notes"), including the form of Senior Subordinated Note and Subsidiary Guarantee.
4.2.2(x) - First Supplemental Indenture, dated as of February 27, 1998, among Foamex L.P. and FCC, as joint and several obligors, General Felt, Foamex Fibers and FLLC, as withdrawing guarantors, Crain Industries, Inc., as withdrawing intermediate obligor, and The Bank of New York, as trustee, relating to the 13 1/2% Notes.
4.3(x) - Discharge of Indenture, dated as of February 27, 1998, by and among Foamex L.P., General Felt, Foamex International and State Street Bank and Trust Company, as trustee, relating to the 9 1/2% Senior Secured Notes due 2000.
4.4.1(x) - Credit Agreement, dated as of June 12, 1997, as amended and restated as of February 27, 1998, by and among Foamex L.P., and FMXI, the institutions from time to time party thereto as lenders, the institutions from time to time party thereto as issuing banks, and Citicorp USA, Inc. and The Bank of Nova Scotia, as Administrative Agents.
4.4.2(x) - Second Amended and Restated Foamex International Guaranty, dated as of February 27, 1998, made by Foamex International in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.3(x) - Amended and Restated Partnership Guaranty, dated as of February 27, 1998, made by FMXI in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.4(p) - Foamex Guaranty, dated as of June 12, 1997, made by Foamex L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.5(p) - Subsidiary Guaranty, dated as of June 12, 1997, made by Foamex Latin America, Inc. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.6(p) - Subsidiary Guaranty, dated as of June 12, 1997, made by Foamex Mexico, Inc. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.7(p) - Subsidiary Guaranty, dated as of June 12, 1997, made by FCC in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.8(p) - Subsidiary Guaranty, dated as of June 12, 1997, made by Foamex Mexico II, Inc. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.9(p) - Subsidiary Guaranty, dated as of June 12, 1997, made by Foamex Asia, Inc. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.10(p) - Subsidiary Pledge Agreement, dated as of June 12, 1997, made by FCC in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.11(p) - Subsidiary Pledge Agreement, dated as of June 12, 1997, made by
          Foamex Latin America, Inc. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.12(p) - Subsidiary Pledge Agreement, dated as of June 12, 1997, made by
          Foamex Asia, Inc. in favor of Citicorp USA, Inc., as Collateral Agent. 4.4.13(p) - Subsidiary Pledge Agreement, dated as of June 12, 1997, made by
          Foamex Mexico, Inc. in favor of Citicorp USA, Inc., as Collateral
          Agent.
4.4.14(p) - Subsidiary Pledge Agreement, dated as of June 12, 1997, made by
          Foamex Mexico II, Inc. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.15(p) - Foamex Security Agreement, dated as of June 12, 1997, made by Foamex
          L.P. in favor of Citicorp USA, Inc., as Collateral Agent.

4.4.16(p) - Subsidiary Security Agreement, dated as of June 12, 1997, made by
          Foamex Latin America, Inc. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.17(p) - Subsidiary Security Agreement, dated as of June 12, 1997, made by
          Foamex Mexico, Inc. in favor of Citicorp USA, Inc., as Collateral
          Agent.
4.4.18(p) - Subsidiary Security Agreement, dated as of June 12, 1997, made by
          Foamex Mexico II, Inc. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.19(p) - Subsidiary Security Agreement, dated as of June 12, 1997, made by
          Foamex Asia, Inc. in favor of Citicorp USA, Inc., as Collateral Agent. 4.4.20(p) - Subsidiary Security Agreement, dated as of June 12, 1997, made by
          FCC in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.21(r) - Foamex Pledge Agreement, dated as of June 12, 1997, made by Foamex
          L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.22(w) - First Amendment to Foamex Pledge Agreement, dated as of December 23,
          1997, by Foamex L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.23(w) - First Amendment to Foamex Security Agreement, dated as of December
          23, 1997, by Foamex L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.24(w) - First Amendment to Foamex Patent Agreement, dated as of December 23,
          1997, by Foamex L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.25(w) - First Amendment to Trademark Security Agreement, dated as of
          December 23, 1997, by Foamex L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.26(w) - Acknowledgment of Guaranty by each of the guarantors to a Guaranty dated June 12, 1997 in favor of Citicorp USA, Inc.
4.4.27(w) - First Amendment to Pledge Agreement, dated as of December 23, 1997, by pledgors in favor of Citicorp USA, Inc.
4.4.28(w) - Crain Industries Guaranty, dated as of December 23, 1997, made by
          Crain in favor of Citicorp USA, Inc.
4.4.29(x) - Partnership Pledge Agreement, dated as of February 27, 1998, made by
          Foamex International and FMXI in favor of Citicorp USA, Inc., as Collateral Agent.
4.5(u) - Commitment letter, dated July 17, 1997, from The Bank of Nova Scotia to Foamex Canada Inc.
4.6(a) - Subordinated Promissory Note, dated as of May 6, 1993, in the original principal amount of $7,014,864 executed by Foamex L.P. to John Rallis ("Rallis").
4.7(a) - Marely Loan Commitment Agreement, dated as of December 14, 1993, by and between Foamex L.P. and Marely s.a. ("Marely").
4.8(a) - DLJ Loan Commitment Agreement, dated as of December 14, 1993, by and between Foamex L.P. and DLJ Funding, Inc. ("DLJ Funding").
4.9.1(p) - Promissory Note, dated June 12, 1997, in the aggregate principal amount of $5,000,000, executed by Trace Holdings to Foamex L.P.
4.9.2(p) - Promissory Note, dated June 12, 1997, in the aggregate principal amount of $4,794,828, executed by Trace Holdings to Foamex L.P.
4.10.1(x) - Credit Agreement, dated as of February 27, 1998, by and among Foamex
          Carpet, the institutions from time to time party thereto as lenders, the institutions from time to time party thereto as issuing banks and Citicorp USA, Inc. and The Bank of Nova Scotia, as administrative agents.
4.10.2(x) - Foamex International Guaranty, dated as of February 27, 1998, made by Foamex International in favor of Citicorp USA, Inc., as Collateral Agent.
4.10.3(x) - Foamex International Pledge Agreement, dated as of February 27,
          1998, made by Foamex International in favor of Citicorp USA, Inc., as Collateral Agent.
4.10.4(x) - New GFI Security Agreement, dated as of February 27, 1998, made by
          Foamex Carpet in favor of Citicorp USA, Inc., as Collateral Agent. 4.10.5(x) - New GFI Intercreditor Agreement, dated as of February 27, 1998, by and among Foamex Carpet, The Bank of Nova Scotia, as Administrative Agent, and Citicorp USA, Inc., as Administrative Agent and Collateral Agent.

4.10.6(x) - FII Intercreditor Agreement, dated as of February 27, 1998, by and between Foamex International and Citicorp USA, Inc., as Collateral Agent.
4.11.1(x) - Promissory Note of Foamex L.P. in favor of Trace Foam LLC in the principal amount of $34 million, dated February 27, 1998.
4.12.1(x) - Promissory Note of Foamex Carpet in favor of Trace Foam LLC in the principal amount of $70.2 million, dated February 27, 1998.
10.1.1(p) - Amendment to Master Agreement, dated as of June 5, 1997, between
          Citibank, N.A. and Foamex L.P.
10.1.2(p) - Amended Confirmation, dated as of June 13, 1997, between Citibank,
          N.A. and Foamex L.P.
10.1.3(w) - Amended Confirmation, dated as of February 2, 1998, between
          Citibank, N.A. and Foamex L.P.
10.2(h) - Reimbursement Agreement, dated as of March 23, 1993, between Trace Holdings and General Felt.
10.3(h) - Shareholder Agreement, dated December 31, 1992, among Recticel, s.a. ("Recticel"), Recticel Holding Noord B.V., Foamex L.P., Beamech Group Limited, LME-Beamech, Inc., James Brian Blackwell, and Prefoam AG relating to foam technology sharing arrangement.
10.4.1(k) - Asset Transfer Agreement, dated as of October 2, 1990, between Trace
          Holdings and Foamex L.P. (the "Trace Holdings Asset Transfer Agreement").
10.4.2(k) - First Amendment, dated as of December 19, 1991, to the Trace
          Holdings Asset Transfer Agreement. 10.4.3(k) - Amended and Restated Guaranty, dated as of December 19, 1991, made by Trace Foam in favor of Foamex L.P.
10.5.1(k) - Asset Transfer Agreement, dated as of October 2, 1990, between
          Recticel Foam Corporation ("RFC") and Foamex L.P. (the "RFC Asset Transfer Agreement").
10.5.2(k) - First Amendment, dated as of December 19, 1991, to the RFC Asset
          Transfer Agreement.
10.5.3(k) - Schedule 5.03 to the RFC Asset Transfer Agreement (the "5.03
          Protocol").
10.5.4(h) - The 5.03 Protocol Assumption Agreement, dated as of October 13,
          1992, between RFC and Foamex L.P. 10.5.5(h) - Letter Agreement between Trace Holdings and Recticel regarding the Recticel Guaranty, dated as of July 22, 1992.
10.6(l) - Supply Agreement, dated June 28, 1994, between Foamex L.P. and Foamex International.
10.7.1(l) - First Amended and Restated Tax Sharing Agreement, dated as of
          December 14, 1993, among Foamex L.P., Trace Foam, FMXI and Foamex International.
10.7.2(d) - First Amendment to Amended and Restated Tax Sharing Agreement of
          Foamex L.P., dated as of June 12, 1997, by and among Foamex L.P., Foamex International, FMXI and Trace Foam.
10.7.3(w) - Second Amendment to Amended and Restated Tax Sharing Agreement of
          Foamex L.P., dated as of December 23, 1997, by and among Foamex L.P., Foamex International, FMXI, and Trace Foam.
10.7.4(y) - Third Amendment to Amended and Restated Tax Sharing Agreement of
          Foamex L.P., dated as of February 27, 1998, by and between Foamex L.P., Foamex International and FMXI.
10.8.1(m) - Tax Distribution Advance Agreement, dated as of December 11, 1996, by and between Foamex L.P. and Foamex-JPS Automotive.
10.8.2(d) - Amendment No. 1 to Tax Distribution Advance Agreement, dated as of
          June 12, 1997, by and between Foamex L.P. and Foamex International. 10.9.1(h) - Trace Foam Management Agreement between Foamex L.P. and Trace Foam, dated as of October 13, 1992.
10.9.2(l) - Affirmation Agreement re: Management Agreement, dated as of December
          14, 1993, between Foamex L.P. and Trace Foam.
10.9.3(d) - First Amendment to Management Agreement, dated as of June 12, 1997, by and between Foamex L.P. and Trace Foam.
10.10.1(k) - Salaried Incentive Plan of Foamex L.P. and Subsidiaries.
10.10.2(k) - Trace Holdings 1987 Nonqualified Stock Option Plan.

10.10.3(k) - Equity Growth Participation Program.
10.10.4(o) - The Foamex L.P. Salaried Pension Plan (formerly the General Felt
          Industries, Inc. Retirement Plan for Salaried Employees), effective as of January 1, 1995.
10.10.5(u) - The Foamex L.P. Hourly Pension Plan (formerly "The Foamex Products
          Inc. Hourly Employee Retirement Plan), as amended December 31, 1995. 10.10.6(u) - Foamex L.P. 401(k) Savings Plan effective October 1, 1997. 10.10.7(a) - Foamex L.P.'s 1993 Stock Option Plan.
10.10.8(a) - Foamex L.P.'s Non-Employee Director Compensation Plan.
10.11.1(o) - Employment Agreement, dated as of February 1, 1994, by and between
          Foamex L.P. and William H. Bundy.
10.12.1(a) - Warrant Exchange Agreement, dated as of December 14, 1993, by and between Foamex L.P. and Marely.
10.12.2(a) - Warrant Exchange Agreement, dated as of December 14, 1993, by and between Foamex L.P. and DLJ Funding.
10.13(t) - Warrant Agreement, dated as of June 28, 1994, by and between Foamex International and Shawmut Bank.
10.14(o) - Stock Purchase Agreement, dated as of December 23, 1993, by and between Transformacion de Espumas u Fieltros, S.A., the stockholders which are parties thereto, and Foamex L.P.
10.15.1(r) - Asset Purchase Agreement, dated as of August 29, 1997, by and among
          General Felt, Foamex L.P., Bretlin, Inc. and The Dixie Group. 10.15.2(s) - Addendum to Asset Purchase Agreement, dated as of October 1, 1997, by and among General Felt, Foamex L.P., Bretlin, Inc. and The Dixie Group.
10.16.1(x) - Supply Agreement, dated as of February 27, 1998, by and between
          Foamex L.P. and General Felt (as assigned to Foamex Carpet). 10.16.2(x) - Administrative Services Agreement, dated as of February 27, 1998, by and between Foamex L.P. and General Felt (as assigned to Foamex Carpet).
10.17(y) - Tax Sharing Agreement, dated as of February 27, 1998, between Foamex International and Foamex Carpet.
10.18.1(w) - Joint Venture Agreement between Hua Kee Company Limited and Foamex
          Asia, Inc., dated as of July 8, 1997.
10.18.2(w) - Loan Agreement between Hua Kee Company Limited and Foamex Asia,
          Inc., dated as of July 8, 1997.
27        - Financial Data Schedule for the year ended December 28, 1997.

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

(e)  Intentionally omitted.

(f)  Intentionally omitted.

(g)  Intentionally omitted.

(h) Incorporated herein by reference to the Exhibit to the Form 10-K Statement of Foamex and FCC for fiscal 1992.

(i)  Intentionally omitted.

(j)  Intentionally omitted.

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

(n)  Intentionally omitted.

(o) Incorporated herein by reference to the Exhibit to the Form 10-K of Foamex L.P. for fiscal 1993.

(p) Incorporated herein by reference to the Exhibit in the Registration Statement of Foamex on Form S-4, Registration No. 333-30291.

(q)  Intentionally omitted.

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

(y) Incorporated herein by reference to the Exhibit to the Form 10-K of Foamex International for the fiscal year ended December 28, 1997.

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

          Form 8-K, dated February 28, 1998, reporting the General Felt Transaction.

          Form 8-K/A, dated May 12, 1998, reporting the restated financial statements of Foamex L.P. relating to the General Felt transaction.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FOAMEX INTERNATIONAL INC.


Date: June 29, 1998                        By:/s/ R. Allen Baker
                                              ----------------------
                                              R. Allen Baker
                                              Vice President and Chief
                                              Accounting Officer