Form 10-Q
period 1998-06-28
FOAMEX INTERNATIONAL INC
filed 1998-08-17
CIK 912908

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

The number of shares of the registrant's common stock outstanding as of August 12, 1998 was approximately 25,014,800.


                                  Page 1 of 27
                          Exhibit List on Page 20 of 27

                            FOAMEX INTERNATIONAL INC.

                                      INDEX
                                                                            Page

Part I.  Financial Information:

         Item 1.  Financial Statements

               Condensed Consolidated Statements of Operations -
                  Thirteen Week and Twenty-Six Week Periods Ended June
                  28, 1998 and June 29, 1997                                  3

               Condensed Consolidated Balance Sheets as of June 28,
                  1998 and December 28, 1997                                  4

               Condensed Consolidated Statements of Cash Flows -
                  Twenty-Six Week Periods Ended June 28, 1998 and June
                  29, 1997                                                    5

               Notes to Condensed Consolidated Financial Statements           6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        14

Part II. Other Information                                                   20

         Exhibit List                                                        20

         Signatures                                                          27

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                               13 Week Periods Ended          26 Week Periods Ended
                                             June 28,        June 29,       June 28,       June 29,
                                               1998            1997           1998           1997

                                                       (thousands except per share data)
NET SALES                                    $ 298,479      $ 239,887      $ 612,269      $ 469,007

COST OF GOODS SOLD                             241,557        195,107        504,151        381,430
                                             ---------      ---------      ---------      ---------

GROSS PROFIT                                    56,922         44,780        108,118         87,577

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                      20,861         16,100         43,238         32,087
                                             ---------      ---------      ---------      ---------

INCOME FROM OPERATIONS                          36,061         28,680         64,880         55,490

INTEREST AND DEBT ISSUANCE EXPENSE              17,531         13,474         35,308         27,442

OTHER INCOME (EXPENSE), NET                     (1,046)           448         (1,745)         1,086
                                             ---------      ---------      ---------      ---------

INCOME BEFORE PROVISION FOR INCOME TAXES        17,484         15,654         27,827         29,134

PROVISION FOR INCOME TAXES                       6,993          6,184         11,128         11,528
                                             ---------      ---------      ---------      ---------

INCOME BEFORE EXTAORDINARY LOSS                 10,491          9,470         16,699         17,606

EXTRAORDINARY LOSS ON EARLY
   EXTINGUISHMENT OF DEBT,
   NET OF INCOME TAXES                             (43)       (42,189)        (1,917)       (42,599)
                                             ---------      ---------      ---------      ---------

NET INCOME (LOSS)                            $  10,448      $ (32,719)     $  14,782      $ (24,993)
                                             =========      =========      =========      =========

BASIC EARNINGS (LOSS) PER SHARE:
   INCOME BEFORE EXTRAORDINARY LOSS          $    0.42      $    0.37      $    0.67      $    0.70
   EXTRAORDINARY LOSS                               --          (1.66)         (0.08)         (1.69)
                                             ---------      ---------      ---------      ---------
   EARNINGS (LOSS) PER SHARE                 $    0.42      $   (1.29)     $    0.59      $   (0.99)
                                             =========      =========      =========      =========

   WEIGHTED AVERAGE NUMBER OF SHARES            25,012         25,298         24,977         25,304
                                             =========      =========      =========      =========

DILUTED EARNINGS (LOSS) PER SHARE:
   INCOME BEFORE EXTRAORDINARY LOSS          $    0.40      $    0.36      $    0.64      $    0.67
   EXTRAORDINARY LOSS                               --          (1.62)         (0.07)         (1.63)
                                             ---------      ---------      ---------      ---------
   EARNINGS (LOSS) PER SHARE                 $    0.40      $   (1.26)     $    0.57      $   (0.96)
                                             =========      =========      =========      =========

   WEIGHTED AVERAGE NUMBER OF SHARES            26,124         26,042         26,090         26,086
                                             =========      =========      =========      =========


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                      June 28,        December 28,
ASSETS                                                                  1998              1997
CURRENT ASSETS:                                                              (thousands)
   Cash and cash equivalents                                        $    18,175      $    12,044
   Accounts receivable, net                                             182,388          175,684
   Inventories                                                          124,080          120,299
   Other current assets                                                  77,160           62,901
                                                                    -----------      -----------
       Total current assets                                             401,803          370,928

PROPERTY, PLANT AND EQUIPMENT, NET                                      230,619          233,435

COST IN EXCESS OF ASSETS ACQUIRED, NET                                  215,711          218,219

DEBT ISSUANCE COSTS, NET                                                 15,932           18,889

DEFERRED INCOME TAXES                                                    34,168           26,960

OTHER ASSETS                                                             24,364           25,192
                                                                    -----------      -----------

TOTAL ASSETS                                                        $   922,597      $   893,623
                                                                    ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Short-term borrowings                                            $     7,320      $     6,598
   Current portion of long-term debt                                      5,117           12,931
   Current portion of long-term debt - related party                      7,020               --
   Accounts payable                                                     103,508          131,689
   Accrued interest                                                      10,391           10,716
   Other accrued liabilities                                             64,686           70,513
                                                                    -----------      -----------
       Total current liabilities                                        198,042          232,447

LONG-TERM DEBT                                                          692,479          735,724

LONG-TERM DEBT - RELATED PARTY                                           97,180               --

OTHER LIABILITIES                                                        34,331           38,871
                                                                    -----------      -----------

       Total liabilities                                              1,022,032        1,007,042
                                                                    -----------      -----------

COMMITMENTS AND CONTINGENCIES                                                --               --
                                                                    -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred Stock, par value $1.00 per share:
     Authorized 5,000,000 shares - none issued                               --               --
   Common Stock, par value $.01 per share:
     Authorized 50,000,000 shares
     Issued 27,003,823 and 25,014,823 shares, respectively;
     Outstanding 25,014,823 and 24,919,680 shares, respectively             270              269
   Additional paid-in capital                                            86,769           86,025
   Retained earnings (accumulated deficit)                             (151,109)        (164,118)
   Accumulated other comprehensive income                                (6,369)          (6,599)
   Other                                                                 (9,794)          (9,794)
                                                                    -----------      -----------
                                                                        (80,233)         (94,217)
   Common Stock held in treasury, at cost:
     1,989,000 shares at June 28, 1998 and December 28, 1997            (19,202)         (19,202)
                                                                    -----------      -----------

       Total stockholders' equity (deficit)                             (99,435)        (113,419)
                                                                    -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $   922,597      $   893,623
                                                                    ===========      ===========

     The accompanying notes are an integral part of the condensed consolidated financial statements.

              FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                        26 Week Periods Ended
                                                                       June 28,         June 29,
                                                                         1998             1997
                                                                              (thousands)
OPERATING ACTIVITIES:
   Net income (loss)                                                   $  14,782      $ (24,993)
   Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
       Depreciation and amortization                                      14,299         10,815
       Net amortization of debt issuance costs, debt discount
          and debt premium                                                 3,202          6,847
       Extraordinary loss on early extinguishment of debt                  1,579             37
       Other operating activities                                         11,481           (565)
       Changes in operating assets and liabilities, net                  (66,884)       (38,334)
                                                                       ---------      ---------

          Net cash used for operating activities                         (21,541)       (46,193)
                                                                       ---------      ---------

INVESTING ACTIVITIES:
   Capital expenditures                                                  (14,982)       (16,432)
   Acquisitions, net of cash acquired                                     (4,399)            --
   Decrease in restricted cash                                                --         12,143
   Other investing activities                                             (1,467)            35
                                                                       ---------      ---------

          Net cash used for investing activities                         (20,848)        (4,254)
                                                                       ---------      ---------

FINANCING ACTIVITIES:
   Net proceeds from short-term borrowings                                   722            256
   Net proceeds from revolving loans                                      82,426         49,000
   Proceeds from long-term debt                                          129,000        453,500
   Repayment of long-term debt                                          (132,767)      (450,026)
   Repayment of Foamex/GFI Note                                           (4,800)            --
   Debt issuance cost                                                     (1,598)       (14,746)
   Purchase of treasury stock                                                 --         (1,890)
   Dividends paid                                                         (1,246)            --
   GFI transaction costs                                                  (3,898)            --
   GFI transaction payment to Trace                                      (20,000)            --
   Other financing activities                                                681           (488)
                                                                       ---------      ---------

          Net cash provided by financing activities                       48,520         35,606
                                                                       ---------      ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                    6,131        (14,841)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                 12,044         22,203
                                                                       ---------      ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                    $  18,175      $   7,362
                                                                       =========      =========

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       Foamex International Inc.'s (the "Company") condensed consolidated balance sheet as of December 28, 1997 has been condensed from the audited consolidated balance sheet at that date. The condensed consolidated balance sheet as of June 28, 1998, the condensed consolidated statements of operations for the thirteen week and twenty-six week periods ended June 28, 1998 and June 29, 1997 and the condensed consolidated statements of cash flows for the twenty-six week periods ended June 28, 1998 and June 29, 1997 have been prepared by the Company and have not been audited by the Company's independent accountants. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows have been included.

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

2.     CRAIN ACQUISITION

       On December 23, 1997, the Company acquired Crain Industries, Inc. ("Crain") pursuant to a merger with Crain Holdings Corp. for a purchase price of approximately $213.7 million, including the assumption of debt with a face value of approximately $98.6 million (with an estimated fair value of approximately $112.3 million) ("Crain Acquisition"). In addition, fees and expenses associated with the Crain Acquisition were approximately $13.2 million. Crain was a fully integrated manufacturer, fabricator and distributor of a broad range of flexible polyurethane foam and foam products sold to a diverse customer base, principally in the bedding, carpet cushion and furniture markets. The acquisition was funded by $118.0 million in bank borrowings by Foamex L.P. under a credit facility. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $152.5 million.

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

                                                                  13 Week Period              26 Week Period
                                                                Ended June 29, 1997         Ended June 29, 1997
                                                                        (thousands, except per share data)
          Net sales                                                $319,312                    $626,080
                                                                   ========                    ========
          Income before extraordinary loss                          $11,173                     $17,001
                                                                   ========                    ========
          Pro forma basic earnings (loss) per share                   $0.44                       $0.67
                                                                   ========                    ========
          Pro forma diluted earnings (loss) per share                 $0.43                       $0.65
                                                                   ========                    ========

       The pro forma results are not necessarily indicative of what would have occurred if the Crain Acquisition had been in effect for the entire periods presented nor are they necessarily indicative of future consolidated results.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.     INVENTORIES

       Inventories consist of:

                                      June 28,      December 28,
                                        1998          1997
                                           (thousands)
       Raw materials and supplies     $ 79,404     $ 75,487
       Work-in-process                  16,887       15,620
       Finished goods                   27,789       29,192
                                      --------     --------

       Total                          $124,080     $120,299
                                      ========     ========

4.     LONG-TERM DEBT AND LONG-TERM DEBT - RELATED PARTY

       Long-term debt consists of:

                                                                June 28,    December 28,
                                                                 1998          1997
       Credit Facility:                                             (thousands)
         Term Loan A                                            $     --     $ 76,700
         Term Loan B                                              83,344      109,725
         Term Loan C                                              75,766       99,750
         Term Loan D                                             109,725      110,000
         Revolving credit facility                               137,354       54,928
       9 7/8% Senior subordinated notes due 2007                 150,000      150,000
       13 1/2% Senior subordinated notes due 2005 (includes
         $12,824 and $13,720 of unamortized debt premium)        110,824      111,720
       9 1/2% Senior secured notes due 2000                           --        4,523
       Industrial revenue bonds                                    7,000        7,000
       Subordinated note payable (net of unamortized
         debt discount of $709 and $1,198)                         6,306        6,129
       Other                                                      17,277       18,180
                                                                --------     --------
                                                                 697,596      748,655

       Less current portion                                        5,117       12,931
                                                                --------     --------

       Long-term debt-unrelated parties                         $692,479     $735,724
                                                                ========     ========

       Long-term debt - related party consists of:

       Foamex/GFI Note                                          $ 34,000     $     --

       Note payable to Foam Funding LLC                           70,200           --
                                                                --------     --------
                                                                 104,200           --

       Less current portion - related party                        7,020           --
                                                                --------     --------

       Long-term debt - related party                           $ 97,180     $     --
                                                                ========     ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.     LONG-TERM DEBT AND LONG-TERM DEBT - RELATED PARTY (continued)

       Refinancing Associated with Transfer of General Felt Industries, Inc. ("General Felt") Common Stock

       In connection with GFI Transaction (Note 8), Foamex L.P. borrowed $129.0 million under a new term loan agreement which was subsequently assumed by Foam Funding LLC and borrowed $32.0 million under its credit facility ("Credit Facility"). These borrowings were used to (i) repay approximately $125.1 million of existing term loans under the Credit Facility and accrued interest thereon of approximately $0.9 million, (ii) deposit $4.8 million into an escrow account in order to defease the senior secured notes which were redeemed during June 1998,
(iii) repay $4.8 million of indebtedness owed to General Felt, (iv) fund the $20.0 million to acquire the net assets of General Felt after the transfer of the General Felt stock to Foam Funding LLC and (v) pay fees and expenses of approximately $5.4 million. Also, Foamex L.P. amended the Credit Facility to increase the availability under the revolving credit facility from $150.0 million to $200.0 million; however, $34.5 million of this increase is used for a letter of credit to support the Foamex/GFI Note. See Note 8 for further discussion on the GFI Transaction.

       Foamex Carpet Revolving Credit

       Upon consummation of the GFI Transaction, Foamex Carpet Cushion, Inc. ("Foamex Carpet") entered into a credit agreement with the institutions from time to time party thereto, as issuing banks, and Citicorp USA, Inc. and The Bank of Nova Scotia, as administrative agents, which provides for up to $20.0 million in revolving credit borrowings. [Add interest rate.]

       Foamex/GFI Note

       In connection with the transfer of General Felt's common stock, Foamex L.P. entered into the $34.0 million Foamex/GFI Note to settle an existing intercompany note payable to General Felt, which was retained by Foam Funding LLC in connection with the asset purchase agreement for the GFI Transaction (see
Note 8). The Foamex/GFI Note matures in March 2000 with interest payable at LIBOR plus an applicable margin. The principal amount is due upon maturity in March 2000.

       During the thirteen week and twenty-six week periods ended June 28, 1998, the Company incurred interest expense of approximately $0.6 million and $0.8 million, respectively.

       Note Payable to Foam Funding LLC

       In connection with the asset purchase agreement for the GFI Transaction (see Note 8), the Company entered into a $70.2 million promissory note with Foam Funding LLC. The note bears interest at a base rate plus 2.0% or at LIBOR plus 3.0%. The note is payable upon demand commencing in March 2000, and if no demand is made, matures in February 2004.

       During the thirteen week and twenty-six week periods ended June 28, 1998, the Company incurred interest expenses of approximately $1.6 million and $2.1 million, respectively.

       Principal Payments

       Principal payments the Company's long-term debt and long-term debt - related party for the remainder of 1998 and for the next five years are as follows: 1998 - $9.0 million; 1999 - $17.7 million; 2000 - $52.2 million; 2001 -
$17.3  million;  2002 - $17.7  million;  2003 - $159.5;  and thereafter - $516.3 million.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.      EARLY EXTINGUISHMENT OF DEBT

       In connection with the GFI Transaction (see Note 8), the Company incurred an extraordinary loss on the early extinguishment of debt of approximately $1.9 million (net of income tax benefits of $1.2 million) for the twenty-six week period ended June 28, 1998. The extraordinary loss is comprised of approximately $2.9 million for the write-off of debt issuance costs and approximately $0.2 million of professional fees and other costs.

       During 1997, in connection with the Refinancing Plan, the Company incurred an extraordinary loss on the early extinguishment of debt of approximately $42.0 million (net of income taxes of $25.7 million). The extraordinary loss is comprised of approximately $39.0 million for premium and consent fee payments, approximately $16.2 million for the write-off of debt issuance costs and debt discount, approximately $8.2 million for the loss associated with the effective termination and amendment of the interest rate swap agreements and approximately $4.3 million of professional fees and other costs. In addition, during 1997 the Company incurred extraordinary losses of approximately $0.6 million (net of income taxes of $0.4 million) associated with the early extinguishment of approximately $11.8 million of long-term debt funded with approximately $12.1 million of the remaining net proceeds from the sale of Perfect Fit. The extraordinary loss is comprised of approximately $0.4 million of premium payments and approximately $0.6 million for the write-off of debt issuance costs.

6.     ENVIRONMENTAL MATTERS

       The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. During 1998, expenditures in connection with the Company's compliance with federal, state, local and foreign environmental laws and regulations did not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position. As of June 28, 1998, the Company has accruals of approximately $4.7 million for environmental matters. In addition, as of June 28, 1998, the Company has net receivables of approximately $0.6 million relating to indemnification for environmental liabilities. The Company believes that realization of the net receivables established for indemnification is probable.

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

       In addition to general regulatory requirements, state laws have results or will result in more stringent regulations regarding the use and emission of methylene chloride. Several former Crain facilities have been required to meet greater restrictions regarding emission limits and/or quantities used of this chemical.

       On April 10, 1997, the Occupational Health and Safety Administration promulgated new standards governing employee exposure to methylene chloride, which is used as a blowing agent in some of the Company's manufacturing processes. The Company does not believe that it will be required to make any material expenditures to comply with these new standards due to its use of alternative technologies which do not use methylene chloride and its ability to shift production to facilities which use these technologies; however, material expenditures may be required at the facilities formerly operated by Crain.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.     ENVIRONMENTAL MATTERS (continued)

       The Company has reported to appropriate state authorities that it has found soil and groundwater contamination in excess of state standards at four facilities and soil contamination in excess of state standards at three other facilities. The Company has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any degree of certainty at this time. As of June 28, 1998, the Company has environmental accruals of approximately $4.1 million for the remaining potential remediation costs for these facilities based on engineering estimates.

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

7.     LITIGATION

       As of August 12, 1998, the Company and Trace International Holdings, Inc. ("Trace Holdings") were two of multiple defendants in actions filed on behalf of approximately 5,000 recipients of breast implants in various United States federal and state courts and one Canadian provincial court. Some of these actions allege substantial damages, but most of these actions allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 700 residents of Australia, New Zealand, England, and Ireland. The Company believes that the number of suits may increase. During 1995, the Company and Trace Holdings were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final. Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from the Company or Trace Holdings. Neither the Company nor Trace Holdings recommended, authorized or approved the use of its foam for these purposes. Foamex L.P. is indemnified by Trace for any such liabilities relating to foam manufactured prior to October 1990. Although Trace Holdings has paid Foamex L.P.'s litigation expenses to date pursuant to such indemnification and the Company believes Trace Holdings will be in a position to continued to pay such expenses, here can be no absolute assurance that Trace Holdings will be able to provide such indemnification in the future. While it is not feasible to predict or determine the outcome of these actions, based on the Company's present

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.     LITIGATION (continued)

assessment of the merits of pending claims, after consultation with the general counsel of Trace Holdings, and without taking into account potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either the Company's or Trace Holdings' consolidated financial position or results of operations. If the Company's assessment of liability with respect to these actions is incorrect, such actions could have a material adverse effect on the Company.

       In November 1997, a complaint was filed in the United States District Court for the Southern District of Texas alleging that various defendants, including Crain through the use of the CARDIO(R) process licensed from a third party, infringed on a patent held by plaintiff. The Company is negotiating with the licensor of the process for the assumption of the defense of the action by the licensor; however, the action is in the preliminary stages and there can be no assurance as to the ultimate outcome of the action.

       On or about March 17, 1998, five purported class action lawsuits were filed in the Delaware Chancery Court, New Castle County, against the Company, directors of the Company, Trace Holdings, and individual officers and directors of Trace Holdings: Brickell Partners v. Marshall S. Cogan, et al., No. 16260NC; Mimona Capital v. Salvatore J. Bonanno, et al., No. 16259NC; Daniel Cohen v. Foamex International Inc., No. 16263; Eileen Karisinki v. Foamex International Inc., et al., No. 16261NC and John E. Funky Trust v. Salvatore J. Bonanno, et al., No. 16267. A sixth purported class action lawsuit, Barnett Stepak v. Foamex International Inc., et al., No. 16277, was filed on or about March 23, 1998 against the same defendants. The complaints in the six actions allege, among other things, that the defendants have violated fiduciary and other common law duties purportedly owed to the Company's stockholders in connection with Trace Holdings, proposal to acquire all of the outstanding shares of the Company's common stock. The complaints sought, among other things, class certification, a declaration that the defendants have breached their fiduciary duties to the class, preliminary and permanent injunctions barring implementation of the proposed transaction, rescission of the transaction if consummated, unspecified compensatory damages, and costs and attorneys' fees.

       The parties to the lawsuits entered into a Memorandum of Understanding, dated June 25, 1998 (the "Memorandum of Understanding"), to settle the litigation, subject to, inter alia, execution of a definitive Stipulation of Settlement and approval by the Delaware Chancery Court following notice to the public stockholders and a hearing. The Memorandum of Understanding provides that as a result of, among other things, the stockholder litigation and negotiations among counsel for the parties to the Memorandum of Understanding, a special meeting of stockholders will be held to vote upon and adopt the Merger Agreement which provides, among other things, for the public shares of the Company's common stock to be converted into the right to receive $18.75 in cash, without interest. The Memorandum of Understanding also acknowledged that the terms of the Merger have been significantly improved over the terms originally proposed by Trace Holdings on March 16, 1998, and the Company and the individual director and officer defendants acknowledged that the filing and prosecution of the stockholder litigation was a factor they took into account in giving fair consideration to and entering into the Merger, and Trace Holdings acknowledged that it took into account the desirability of satisfactorily addressing the claims asserted in the stockholder litigation in agreeing to the increased consideration to be paid to the public stockholders pursuant to the Merger Agreement.

       The Memorandum of Understanding also provided for certification of a class, for settlement purposes only, consisting of the public stockholders, the dismissal of the stockholder litigation with prejudice and the release by plaintiffs and all members of the class of all claims and causes of action that were or could have been asserted against Trace Holdings, the Company and the individual defendants in the stockholder litigation or that arise out of the matters alleged by plaintiffs. In connection with the proposed settlement, the plaintiffs intend to apply of an award of attorney's fees and litigation expenses in an amount not to exceed $925,000, and the defendants have agreed not to oppose this application. Additionally, the Company has agreed to pay the cost of sending notice of the settlement, if any, to its public shareholders.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.     LITIGATION (continued)

       The defendants have denied, and continued to deny, that they have committed or have threatened to commit any violation of law or breaches of duty to plaintiffs or the purported class. The defendants have agreed to the proposed settlement because, among other reasons, such settlement would eliminate the burden and expenses of further litigation and would facilitate the consummation of a transaction that they believe to be in the best interests of the Company and the public stockholders.

       The Company is party to various other lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of the Company that the disposition of these lawsuits will not individually or in the aggregate, have a material adverse effect on the financial position or results of operations of the Company. If the Company's assessment of liability with respect to these actions is incorrect, such actions could have a material adverse effect on the Company's consolidated financial position.

8.     GFI TRANSACTION

       On February 27, 1998, the Company and certain of its affiliates completed a series of transactions designed to simplify the Company's structure and to provide future operational flexibility. Prior to the consummation of these transactions, (i) Foamex L.P. and Foamex L.P.'s wholly-owned subsidiary, General Felt, entered into a supply agreement and an administrative services agreement,
(ii) Foamex L.P. repaid its outstanding indebtedness to General Felt with $4.8 million in cash and the $34.0 million Foamex/GFI Note supported by a $34.5
million  letter  of  credit  under  the  Credit  Facility,   (iii)  Foamex  L.P.
contributed to General Felt $9.4 million of outstanding net intercompany payables and intercompany loans with General Felt and (iv) Foamex L.P. defeased the $4.5 million outstanding principal amount of its 9 1/2% senior secured notes due 2000. The initial transaction resulted in the transfer from Foamex L.P. to Foam Funding LLC of all of the outstanding common stock of General Felt, in exchange for (i) the assumption by Foam Funding LLC of $129.0 million of Foamex L.P.'s indebtedness and (ii) the transfer by Foam Funding LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result, General Felt ceased being a subsidiary of Foamex L.P. and was relieved from all obligations under Foamex L.P.'s 9 7/8% senior subordinated notes due 2007 and 13 1/2% senior subordinated notes due 2005. Upon consummation of the initial transaction, Foamex Carpet, a newly formed wholly-owned subsidiary of the Company, the Company, Foam Funding LLC, and General Felt entered into an asset purchase agreement dated February 27, 1998, in which General Felt sold substantially all of its assets (other than the Foamex/GFI Note and its operating facility in Pico Rivera, California) to Foamex Carpet in exchange for
(i) $20.0 million in cash and (ii) a promissory note issued by Foamex Carpet to Foam Funding LLC in the amount of $70.2 million. The $20.0 million cash payment was funded with a distribution by Foamex L.P. Upon consummation of the transaction contemplated by the Asset Purchase Agreement, Foamex Carpet entered into a Credit Agreement with the institutions from time to time party thereto, as issuing banks, and Citicorp USA, Inc. and The Bank of Nova Scotia, as administrative agents, which provides for up to $20.0 million in revolving credit borrowings. Foamex Carpet will conduct the carpet cushion business previously conducted by General Felt. Also, Foam Funding LLC has retained ownership of one of General Felt's operating facilities which is being leased to Foamex Carpet and the $34.0 million Foamex/GFI Note. These transactions have been reflected as a reorganization of companies under common control. Accordingly, the net effect resulted to a charge to stockholders' equity (deficit) of approximately $0.5 million.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.     EARNINGS (LOSS) PER SHARE

       The following table shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                        13 Week Period Ended       26 Week Period Ended
                                                        June 28,     June 29,     June 28,      June 29,
                                                          1998         1997         1998          1997
                                                            (thousands, except per share amounts)
Basic earnings (loss) per share:
       Net income (loss)                                $ 10,448     $(32,719)     $ 14,782     $(24,993)
                                                        ========     ========      ========     ========

       Average common stock outstanding                   25,012       25,298        24,977       25,304
                                                        ========     ========      ========     ========

       Basic earnings (loss) per share                  $   0.42     $  (1.29)     $   0.59     $  (0.99)
                                                        ========     ========      ========     ========

Diluted earnings (loss) per share:
       Net income (loss) available for common stock
          and dilutive securities                       $ 10,448     $(32,719)     $ 14,782     $(24,993)
                                                        ========     ========      ========     ========

       Average common stock outstanding                   25,012       25,298        24,977       25,304

       Additional common shares resulting
          from stock options and warrants                  1,112          744         1,113          782
                                                        --------     --------      --------     --------

       Average common stock and dilutive
          stock outstanding                               26,124       26,042        26,090       26,086
                                                        ========     ========      ========     ========

       Diluted earnings (loss) per share                $   0.40     $  (1.26)     $   0.57     $  (0.96)
                                                        ========     ========      ========     ========

10.     COMPREHENSIVE INCOME

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130), "Reporting Comprehensive Income," which requires disclosure of comprehensive income, as defined, including comprehensive disclosure in interim financial statements. Comprehensive income for the thirteen-week and twenty-six week periods ended June 28, 1998 and June 29, 1997 is comprised of the following:

                                             13 Week Period Ended        26 Week Period Ended
                                             June 28,     June 29,       June 28,    June 29,
                                               1998         1997           1998        1997
                                                               (thousands)
Net income (loss)                            $ 10,448     $(32,719)     $ 14,782     $(24,993)
Foreign currency translation adjustments            3           16           230         (168)
                                             --------     --------      --------     --------
Total comprehensive income                   $ 10,451     $(32,703)     $ 15,012     $(25,163)
                                             ========     ========      ========     ========

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

       The Company's products are utilized primarily in four businesses: (i) Foam Products, consisting of cushioning foams, including bedding, furniture, packaging, health care and foam-based consumer products such as futons, pillows, mattress pads and juvenile furniture, (ii) Carpet Cushion Products, consisting of carpet padding and related products, (iii) Automotive Products, consisting of automotive trim, laminates and other accessories, and (iv) Technical Products, consisting of reticulated and other specialty foams used for reservoiring, filtration, gasketing and sealing.

       On June 25, 1998, the Company, Trace Holdings, and Trace Merger Sub Corp. entered into an Agreement and Plan of Merger (the "Merger Agreement"), providing for the merger (the "Merger") of Trace Merger Sub Corp. with and into the Company. Upon consummation of the Merger, the holders of the outstanding shares of the Company's common sotck, other than Trace Holdings and its subsidiaries, will received, in exchange for their shares, $18.75 per share in cash. Consummation of the Merger is subject to a number of conditions, many of which are outside the control of the Company, including: (i) the approval and adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of common stock of the Company; (ii) the absence of any injunction preventing consummation of the Merger, (iii) th absence of a material adverse change in the business of the Company, and (iv) the receipt of requisite financing.

       On April 27, 1998, the Company's facility in Orlando, Florida was damaged by a fire. The Company is in the process of repairing the damages to the facility and supplying local customers from other facilities. The Company believes that it has adequate insurance coverage for business interruption and damages to the facility associated with the fire. After considering the Company's insurance coverage, the Company does not believe that the fire will have a significant impact on the Company's financial position or operations; however, there can be no assurance that the fire will not have a significant impact on the Company's financial position or operations.

       On February 27, 1998, the Company and certain of its affiliates completed a series of transactions designed to simplify the Company's structure and to provide future operational flexibility. Prior to the consummation of these transactions, the Company defeased the $4.5 million outstanding principal amount of its 9 1/2% senior secured notes due 2000. Foamex L.P. settled a $38.8 million intercompany note payable to General Felt with $4.8 million in cash and the $34.0 million Foamex/GFI Note supported by a $34.5 million letter of credit under the Foamex L.P. Credit Facility. The initial transaction resulted in the transfer from Foamex L.P. to Foam Funding LLC of all of the outstanding common stock of General Felt, in exchange for (i) the assumption by Foam Funding LLC of $129.0 million of Foamex L.P.'s indebtedness and (ii) the transfer by Foam Funding LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result, General Felt ceased being a subsidiary of Foamex L.P. and was relieved from all obligations under Foamex L.P.'s 9 7/8% senior subordinated notes due 2007 and 13 1/2% senior subordinated notes due 2005. Upon consummation of the initial transaction, Foamex Carpet, a newly formed wholly-owned subsidiary of the Company, the Company, Foam Funding LLC, and General Felt entered into an asset purchase agreement dated February 27, 1998, in which General Felt sold substantially all of its assets (other than the Foamex/GFI Note and its operating facility in Pico Rivera, California) to Foamex Carpet in exchange for (i) $20.0 million in cash and (ii) a promissory note issued by Foamex Carpet to Foam Funding LLC in the amount of $70.2 million. The $20.0 million cash payment was funded by a distribution by Foamex L.P. Upon consummation of the transaction contemplated by the asset purchase agreement, Foamex Carpet entered into a credit agreement with the institutions from time to time party thereto, as issuing banks, and Citicorp USA, Inc. and The Bank of Nova Scotia, as administrative agents, which provides for up to $20.0 million in revolving credit borrowings. Foamex Carpet will conduct the carpet cushion business previously conducted by General Felt. Also, Foam Funding LLC has retained ownership of one of General Felt's operating facilities which is being leased to Foamex Carpet and the $34.0 million Foamex/GFI Note. These transactions have been reflected as a reorganization of companies under common control.

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

       On October 6, 1997, the Company sold substantially all of the net assets of its needlepunch carpeting, tufted carpeting and artificial grass products business located at its facilities in Dalton, Georgia ("Dalton"). Dalton's revenues were $13.6 million and $24.3 million for the thirteen week and twenty-six week periods ended June 29, 1997.

       Operating results for 1998 are expected to be influenced by various internal and external factors. These factors include, among other things, (i) consolidation of the Crain Acquisition, (ii) continued implementation of the continuous improvement program to improve the Company's profitability, (iii) variability of the Company's raw material costs by the Company's chemical suppliers and (iv) fluctuations in interest rates.

13 Week  Period  Ended June 28, 1998  Compared to 13 Week Period  Ended June 29,
1997

Results of Operations

       Net sales for the second quarter of 1998 were $298.5 million as compared to $239.9 million in the second quarter of 1997, an increase of $58.6 million or 24.4%. Foam Products net sales for the second quarter of 1998 increased to $143.7 million from $86.0 million in the second quarter of 1997 primarily due to net sales from the Crain operations and increased volume to our national bedding customers and fabricators. Carpet Cushion Products net sales for the second quarter of 1998 decreased 3.4% to $72.4 million from $75.0 million in the second quarter of 1997 primarily due to the sale of Dalton in October 1997 which contributed net sales of $13.6 million in 1997 and a reduction in rebond selling prices as compared to 1997. Automotive Products net sales for the second quarter of 1998 increased 4.9% to $62.2 million from $59.3 million in the second quarter of 1997 primarily due to increased volume. Technical Products net sales for the second quarter of 1998 increased 2.6% to $20.2 million from $19.6 million in the second quarter of 1997 primarily due to increased net sales volume for felted, gasketing, and sealing products.

       Gross profit as a percentage of net sales increased to 19.1% for the second quarter of 1998 from 18.7% in the second quarter of 1997 primarily due to increased purchasing leverage offset by a shift in product mix for 1998 as a result of the Crain Acquisition. Crain's principal product lines, bedding, furniture and carpet cushion, have inherently lower gross profit margins than the Company's historical gross profit margins. Also, gross profit percentage increased in the second quarter of 1998 due to the Company's implementation of restructuring/consolidation programs associated with the Crain Acquisition.

       Income from operations increased to $36.1 million for the second quarter of 1998 from $28.7 million in the second quarter of 1997 primarily due to the Crain Acquisition.

       Income before extraordinary loss increased to $10.5 million for the second quarter of 1998 as compared to $9.5 million for the second quarter of 1997. The increase is primarily due to the increase in income from operations discussed above offset by an increase of approximately $4.1 million in interest and debt issuance expense and $1.0 million of costs associated with the transfer of General Felt which is included in other income (expense), net. The increase in interest and debt issuance expense is primarily due to the debt incurred in connection with the Crain Acquisition offset by the favorable effects of the June 1997 refinancing plan.

       The extraordinary loss on early extinguishment of debt of approximately $42.2 million (net of income taxes of $25.9 million) during the second quarter of 1997 primarily relates to debt extinguished in connection with the June 1997 refinancing plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

26 Week  Period  Ended June 28, 1998  Compared to 26 Week Period  Ended June 29,
1997

Results of Operations

       Net sales for the twenty-six week period ended June 28, 1998 were $612.3 million as compared to $469.0 million for the twenty-six week period ended June 29, 1997, an increase of $143.3 million or 30.6%. Foam Products net sales for the twenty-six week period ended June 28, 1998 increased to $301.6 million from $170.0 million for the twenty-six week period ended June 29, 1997 primarily due to the net sales from the Crain operations. Carpet Cushion Products net sales for the twenty-six week period ended June 28, 1998 increased 0.6% to $143.7 million from $142.9 million for the twenty-six week period ended June 28, 1997 primarily due to net sales from the Crain operations offset by the sale of Dalton in October 1997 which contributed net sales of $24.3 million in 1997, to reduction of rebond selling prices as compared to 1997 and product mix. Automotive Products net sales for the twenty-six week period ended June 28, 1998 increased 5.6% to $125.7 million from $119.0 million for the twenty-six week period ended June 29, 1997 primarily due to increased volume. Technical Products net sales for the twenty-six week period ended June 28, 1998 increased 11.1% to $41.3 million from $37.1 million for the twenty-six week period ended June 29, 1997 primarily due to increased net sales volume for felted, gasketing, and sealing products.

       Gross profit as a percentage of net sales decreased to 17.7% for the twenty-six week period ended June 28, 1998 from 18.7% in the twenty-six week period ended June 29, 1997 primarily due to the shift in product mix for 1998 as a result of the Crain Acquisition. Crain's principal product lines, bedding, furniture and carpet cushion, have inherently lower gross profit margins than the Company's historical gross profit margins. Also, the gross profit was lower since the Company carried the full individual operating costs of both organizations throughout 1998.

       Income from operations increased to $64.9 million for the twenty-six week period ended June 28, 1998 from $55.5 million in the twenty-six week period ended June 29, 1997 primarily due to the Crain Acquisition.

       Income before extraordinary loss decreased to $16.7 million for the twenty-six week period ended June 28, 1998 as compared to $17.6 million for the twenty-six week period ended June 29, 1997. The decrease is primarily due to an increase of approximately $7.9 million in interest and debt issuance expense and $2.0 million of costs associated with the transfer of General Felt which is included in other income (expense), net. The increase in interest and debt issuance expense is primarily due to the debt incurred in connection with the Crain Acquisition offset by the favorable effects of the June 1997 refinancing plan.

       The extraordinary loss on early extinguishment of debt of approximately $42.6 million (net of income taxes of $26.1 million) during the twenty-six week period ended June 29, 1997 primarily relates to the write-off of debt issuance costs with debt extinguished in connection with the June 1997 refinancing plan.

Liquidity and Capital Resources

       Liquidity and Capital Resources

       The Company is a holding company whose operations are conducted through two wholly-owned subsidiaries, Foamex L.P. and Foamex Carpet. The liquidity requirements of the Company consist primarily of the operating cash requirements of its two principal subsidiaries.

       Foamex L.P.'s operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures. The Company believes that cash flow from Foamex L.P.'s operating activities, cash on hand and periodic borrowings under the Credit Facility, if necessary, will be adequate to meet Foamex L.P.'s liquidity requirements. The ability to meet such liquidity requirements could be impaired if Foamex L.P. were to fail to comply with any covenants contained in the Credit Facility and such noncompliance was not cured by Foamex L.P. or waived by the lenders. Foamex L.P. was in compliance with the covenants in the Credit Facility as of June 28, 1998 and the Company expects

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Foamex L.P. to be in compliance with such covenants for the foreseeable future. The ability of Foamex L.P. to make distributions to the Company is restricted by the terms of its financing agreements; therefore, neither the Company nor Foamex Carpet is expected to have access to the cash flow generated by Foamex L.P. for the foreseeable future.

       Foamex Carpet's operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures. The Company believes that cash flow from Foamex Carpet's operating activities, cash on hand and periodic borrowings under Foamex Carpet's credit facility (the "Foamex Carpet Credit Facility"), if necessary, will be adequate to meet Foamex Carpet's liquidity requirements. The ability to meet such liquidity requirements could be impaired if Foamex Carpet were to fail to comply with any covenants contained in the Foamex Carpet Credit Facility and such noncompliance was not cured by Foamex Carpet or waived by the lenders. Foamex Carpet was in compliance with the covenants in the Foamex Carpet Credit Facility as of June 28, 1998 and the Company expects Foamex Carpet to be in compliance with such covenants for the foreseeable future. The ability of Foamex Carpet to make distributions to the Company is restricted by the terms of its financing agreements; therefore, neither the Company nor Foamex L.P. is expected to have access to the cash flow generated by Foamex Carpet for the foreseeable future.

       Cash and cash equivalents increased $6.2 million during 1998 to $18.2 million at June 28, 1998 from $12.0 million at December 28, 1997 primarily due to increased borrowings offset by cash used for capital expenditures, the Crain Acquisition and an increase of cash used by the operating assets and liabilities. Working capital increased $65.3 million during 1998 to $203.8 million at June 28, 1998 from $138.5 million at December 28, 1997 primarily due to the increase in operating net assets (as discussed below) and a net increase in other current assets and liabilities. The net increase in other current assets and liabilities is primarily associated with the timing of payments for interest and prepaid expenses and the receipt of cash for other receivables. Net operating assets and liabilities (comprised of accounts receivable, inventories and accounts payable) increased $38.7 million during 1998 to $203.0 million at June 28, 1998 from $164.3 million at December 28, 1997 primarily due to increases in accounts receivable and inventories and a decrease in accounts payable. The increase in accounts receivable is primarily due to an increase in net sales for June 1998 as compared to December 1997. The decrease in accounts payable is primarily due to the timing of payments.

       As of June 28, 1998, there were $137.4 million of revolving credit borrowings under the Credit Facility and approximately $49.7 million associated with letters of credit outstanding which are supported by the Credit Facility with unused availability of approximately $13.0 million. As of June 28, 1998, Foamex Carpet Credit Facility had unused availability of approximately $19.1 million. Borrowings by Foamex Canada, Inc. as of June 28, 1998 were $4.3 million under Foamex Canada Inc.'s revolving credit agreement with unused availability of approximately $1.0 million.

     Cash flow used for operating activities was $21.5 million for the twenty-six weeks ended June 28, 1998 as compared to cash used of $46.2 million for the twenty-six weeks ended June 29, 1997. This decrease is primarily due to $42.6 million of cash used during 1997 for premiums and repayment penalties associated with the June 1997 refinancing plan offset by (i) cash used for the increase in accounts receivable and other receivables associated with the timing of receipts and (ii) a reduction in accounts payable associated with the timing of payments.

       Cash flow used for investing activities increased to $20.8 million for the twenty-six week period ended June 28, 1998 from cash used of $4.3 million for the twenty-six week period ended June 29, 1997 primarily due to (i) $4.4 million paid in connection with the Crain Acquisition offset by the use of $12.1 million of restricted cash in 1997 to repaid long-term debt.

     Cash flow provided by financing activities increased to $48.5 million for the twenty-six week period ended June 28, 1998 as compared to cash provided of $35.6 million for the twenty-six week period ended June 29, 1997. This is primarily associated with borrowings under the revolving loans to fund the operations of Crain during the twenty-six week period ended June 28, 1998 offset by the $28.6 million used to fund the GFI Transaction.

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

       The Company is exposed to credit loss in the event of a nonperformance by the swap partner; however, the occurrence of this event is not anticipated. The effect of the interest rate swap agreement was a favorable adjustment to interest and debt issuance expense of $0.2 million and $0.8 million for the thirteen week periods ended June 28, 1998 and June 29, 1997, respectively and $0.4 million and $1.7 million for the twenty-six week periods ended June 28, 1998 and June 29, 1997, respectively.

Environmental Matters

       The Company is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with the Company's compliance with such laws and regulations did not have a material adverse effect on operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by the Company in connection with environmental matters as of June 28, 1998 was $4.7 million. In addition, as of June 28, 1998, the Company has net receivables of approximately $0.6 million for indemnification of environmental liabilities from former owners, net of approximately $1.0 million allowance relating to potential disagreements regarding the scope of the indemnification. Although it is possible that new information or future developments could require the Company to reassess its potential exposure to all pending environmental matters, including those described in the footnotes to the Company's consolidated financial statements, the Company believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position.

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

       Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Restated Information," was issued by the Financial Accounting Standards Board in June 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected financial information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt SFAS No. 131 for the year ended 1998 reporting. The Company is evaluating the impact, if any, the standard will have on its present segment reporting.

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

       In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes new procedures for accounting for derivatives and hedging activities and supercedes and amends a number of existing standards. The statement is effective for fiscal years beginning after June 15, 1999.

Part II - Other Information

Item 1.    Legal Proceedings

           Reference is made to the description of the legal proceedings contained in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 28, 1997 and in the Company's Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 29, 1998.

           The information from Notes 6 and 7 of the condensed consolidated financial statements of the Company as of June 28, 1998 (unaudited) is incorporated herein by reference.

Item 2.    Changes in Securities

           None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders.

           None.

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

2.1(x)      - Transfer Agreement,  dated as of February 27, 1998, by and between
            Foam Funding LLC and Foamex L.P.
2.2(x)      - Asset  Purchase  Agreement,  dated as of February 27, 1998, by and
            among  Foamex  Carpet  Cushion,   Inc.  ("Foamex  Carpet"),   Foamex
            International  Inc. ("Foamex  International"),  Foam Funding LLC and
            General Felt Industries, Inc. ("General Felt").
2.3(z)      - Agreement  and Plan of Merger,  dated as of June 25, 1998,  by and among Foamex International,  Trace International  Holdings, Inc. and
            Trace Merger Sub Corp.
3.1(a)      - Certificate of Limited Partnership of Foamex L.P.
3.2.1(a)    - Fourth  Amended and Restated  Agreement of Limited  Partnership of
            Foamex L.P.,  dated as of December 14, 1993, by and among FMXI, Inc.
            ("FMXI") and Trace Foam Company,  Inc.  ("Trace  Foam"),  as general partners,  and  Foamex  International,  as a  limited  partner  (the
            "Partnership Agreement").
3.2.2(b) - First Amendment to the Partnership Agreement, dated June 28, 1994. 3.2.3(c) - Second Amendment to the Partnership Agreement, dated June 12,
            1997.
3.2.4(v)    - Third Amendment to the Partnership  Agreement,  dated December 23,
            1997.
3.2.5(x)    - Fourth Amendment to the Partnership Agreement,  dated February 27,
            1998.
3.3(y)      - Certificate of Incorporation of FMXI.
3.4(y)      - By-laws of FMXI.
3.5(k)      -  Certificate  of  Incorporation  of  Foamex  Capital   Corporation
            ("FCC").
3.6(k)      - By-laws of FCC.
3.7(a)      - Certificate of Incorporation of Foamex International.
3.8(a)      - By-laws of Foamex International.

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

4.10.6(x)   - FII Intercreditor Agreement, dated as of February 27, 1998, by and between Foamex  International  and Citicorp USA, Inc., as Collateral
            Agent.
4.11.1(x)   - Promissory Note of Foamex L.P. in favor of Foam Funding LLC in the principal amount of $34 million, dated February 27, 1998.
4.12.1(x)   - Promissory  Note of Foamex  Carpet in favor of Foam Funding LLC in the principal amount of $70.2 million, dated February 27, 1998.
10.1.1(p)   - Amendment to Master Agreement,  dated as of June 5, 1997,  between
            Citibank, N.A. and Foamex L.P.
10.1.2(p)   - Amended Confirmation, dated as of June 13, 1997, between Citibank,
            N.A. and Foamex L.P.
10.1.3(w)   -  Amended  Confirmation,  dated as of  February  2,  1998,  between
            Citibank, N.A. and Foamex L.P.
10.2(h)     - Reimbursement Agreement, dated as of March 23, 1993, between Trace
            Holdings and General Felt.
10.3(h)     - Shareholder  Agreement,  dated December 31, 1992,  among Recticel,
            s.a. ("Recticel"), Recticel Holding Noord B.V., Foamex L.P., Beamech
            Group Limited, LME-Beamech, Inc., James Brian Blackwell, and Prefoam
            AG relating to foam technology sharing arrangement.
10.4.1(k)   - Asset  Transfer  Agreement,  dated as of October 2, 1990,  between
            Trace  Holdings and Foamex L.P. (the "Trace  Holdings Asset Transfer
            Agreement").
10.4.2(k)   - First  Amendment,  dated as of  December  19,  1991,  to the Trace
            Holdings Asset Transfer Agreement.
10.4.3(k)   - Amended and Restated Guaranty, dated as of December 19, 1991, made by Trace Foam in favor of Foamex L.P.
10.5.1(k)   - Asset  Transfer  Agreement,  dated as of October 2, 1990,  between
            Recticel  Foam  Corporation  ("RFC") and Foamex L.P. (the "RFC Asset
            Transfer Agreement").
10.5.2(k)   - First  Amendment,  dated as of December 19, 1991, to the RFC Asset
            Transfer Agreement.
10.5.3(k)   -  Schedule  5.03 to the RFC Asset  Transfer  Agreement  (the  "5.03
            Protocol").
10.5.4(h)   - The 5.03 Protocol  Assumption  Agreement,  dated as of October 13,
            1992, between RFC and Foamex L.P.
10.5.5(h)   - Letter Agreement between Trace Holdings and Recticel regarding the
            Recticel Guaranty, dated as of July 22, 1992.
10.6(l)     - Supply  Agreement,  dated June 28, 1994,  between  Foamex L.P. and
            Foamex International.
10.7.1(l)   - First  Amended and  Restated  Tax Sharing  Agreement,  dated as of
            December 14, 1993,  among Foamex L.P.,  Trace Foam,  FMXI and Foamex
            International.
10.7.2(d)   - First  Amendment to Amended and Restated Tax Sharing  Agreement of
            Foamex L.P.,  dated as of June 12,  1997,  by and among Foamex L.P.,
            Foamex International, FMXI and Trace Foam.
10.7.3(w)   - Second Amendment to Amended and Restated Tax Sharing  Agreement of
            Foamex  L.P.,  dated as of December  23,  1997,  by and among Foamex
            L.P., Foamex International, FMXI, and Trace Foam.
10.7.4(y)   - Third  Amendment to Amended and Restated Tax Sharing  Agreement of
            Foamex L.P.,  dated as of February 27, 1998,  by and between  Foamex
            L.P., Foamex International and FMXI.
10.8.1(m)   - Tax Distribution Advance Agreement, dated as of December 11, 1996, by and between Foamex L.P. and Foamex-JPS Automotive.
10.8.2(d)   - Amendment No. 1 to Tax Distribution Advance Agreement, dated as of
            June 12, 1997, by and between Foamex L.P. and Foamex International.
10.9.1(h)   - Trace Foam  Management  Agreement  between  Foamex L.P.  and Trace
            Foam, dated as of October 13, 1992.
10.9.2(l)   -  Affirmation  Agreement  re:  Management  Agreement,  dated  as of
            December 14, 1993, between Foamex L.P. and Trace Foam.
10.9.3(d)   - First  Amendment  to  Management  Agreement,  dated as of June 12,
            1997, by and between Foamex L.P. and Trace Foam.
10.10.1(k) - Salaried Incentive Plan of Foamex L.P. and Subsidiaries. 10.10.2(k) - Trace Holdings 1987 Nonqualified Stock Option Plan.

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

(z) Incorporated herein by reference to the Current Report on Form 8-K of Foamex International reporting an event that occurred on June 25, 1998.

         Certain instruments defining the rights of security holders have been excluded herefrom in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

         (b) The Company filed the following Current Reports on Form 8-K:

              Form 8-K/A, dated May 12, 1998, reporting the restated financial statements of Foamex L.P. elating to the GFI Transaction.

              Form 8-K, dated June 30, 1998, reporting the signing of the Merger Agreement on June 25, 1998.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                FOAMEX INTERNATIONAL INC.


Date:   August 17, 1998                         By: /s/ John A. Feenan
                                                    ----------------------------
                                                    John A. Feenan
                                                    Executive Vice President and
                                                    Chief Financial Officer