Form 10-K405/A
period 1997-12-28
FOAMEX INTERNATIONAL INC
filed 1998-09-22
CIK 912908

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A-2

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A-2 or any amendment to this Form 10-K/A-2. [ X ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of April 6, 1998 was $228,650,566.

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

       The Private  Securities  Litigation  Reform Act of 1995  provides a "safe
harbor"  for  forward-looking   statements  so  long  as  those  statements  are
identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Annual Report on Form 10-K and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements, such as raw material price increases, general economic conditions, the level of automotive production, carpet cushion production and housing starts, the implementation of the restructuring/consolidation plan and changes in environmental legislation and environmental conditions. The forward-looking statements contained in this Annual Report on Form 10-K were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K/A-2 will be realized or that actual results will not be significantly higher or lower. The forward-looking statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Annual Report on Form 10-K/A-2 should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Annual Report on Form 10-K-2. The inclusion of the forward-looking statements contained in this Annual Report on Form 10-K should not be regarded as a representation by the Company or any other person that the forward-looking statements contained in this Annual Report on Form 10-K will be achieved. In light of the foregoing, readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein.

       The principal executive offices of the Company are located at 1000 Columbia Avenue, Linwood, Pennsylvania 19061 and its telephone number is (610) 859-3000.

     References in this Annual Report on Form 10-K-2 to the "Company" mean Foamex International Inc. and, where relevant, its subsidiaries.

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

       The introduction of new products and new applications for existing products is an integral component of the Company's growth strategy. During the last several years, the Company introduced ReflexJ for the bedding, furniture and other cushioning industries using patented variable pressure foaming technology ("VPF"(TM)). The Company also introduced Plushlife for the carpet cushion markets and Powerthane for automotive applications. In addition, the Company developed new automotive foam applications, including thermoformable foam headliners and energy absorbing foams. The Company's relationships with its customers allow the Company to work with customers during the design phase for new products and new applications for existing products, thereby increasing the likelihood that the Company will be a principal supplier for these products.

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

8. As of December 28, 1997, the Company adopted SFAS 128 "Earnings Per Share" and has restated all prior periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The Company operates in the flexible polyurethane foam and foam products industry. The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto of the Company included in this Annual Report on Form 10-K/A-2.

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

Foamex Carpet will conduct the carpet cushion business previously conducted by General Felt. Also, Trace Foam LLC has retained ownership of one of General Felt's operating facilities which is being leased to Foamex Carpet and the $34.0 million Foamex/GFI Note (See Note 22 to the consolidated financial statements.)

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

       Cash Flow from Investing Activities

       From the beginning of 1995 through 1997, the Company spent approximately $79.2 million on capital improvements. The expenditures included: (i) installation of new variable pressure foaming technology ("VPF(TM)") in the Orange, California facility; (ii) the construction of a facility in Mexico City, Mexico to improve manufacturing efficiencies and to meet the growing local demand for foam products; (iii) the expansion and modernization of a facility in Orlando, Florida to improve manufacturing efficiencies, and (iv) installation of more efficient foam production line systems and fabricating equipment in a number of manufacturing facilities. The Company expects to increase capital expenditures for the foreseeable future as a result of the Crain Acquisition and the installation of VPF(TM) manufacturing process.

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

PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers of the Company.

       The directors and executive officers of the Company are as follows:

       Name                                 Age                              Position(s) Held
       Andrea Farace                        42                              Chairman of the Board and Chief
                                                                               Executive Officer
       Marshall S. Cogan                    60                              Vice Chairman
       Robert J. Hay                        72                              Chairman Emeritus
       Rolf E. Christensen                  52                              Chief Operating Officer
       John H. Gutfreund                    68                              Director
       Stuart J. Hershon                    60                              Director
       Etienne Davignon                     65                              Director
       John V. Tunney                       63                              Director
       Kenneth R. Fuette                    53                              Executive Vice President, Chief
                                                                               Financial Officer and Chief
                                                                               Administrative Officer
       Barry Zimmerman                      60                              Executive Vice President,
                                                                               Manufacturing Services and
                                                                               Corporate Development
       Philip N. Smith, Jr.                 55                              Senior Vice President, Secretary and
                                                                               General Counsel
       Phil Allen                           58                              Executive Vice President, Carpet
                                                                               Cushion Products
       Gregory M. Barbe                     43                              Executive Vice President, Cushioning
                                                                               Products
       Gregory W. Brown                     42                              Executive Vice President, Automotive
                                                                               Products
       Christine A. Henisee                 51                              Executive Vice President, Business
                                                                               Development and Technology
       Stephen Drap                         48                              Executive Vice President,
                                                                               Manufacturing and Customer
                                                                               Service, Technology
                                                                               Products
       Darrel Nance                         45                              Executive Vice President, Cushioning
                                                                               Products
       Pratt Wallace                        38                              Executive Vice President,
                                                                               Manufacturing Technology

       Mr. Farace began serving as Chairman of the Board and Chief Executive Officer of the Company and certain affiliated entities in May 1997. Mr. Farace has also served as Chairman of the Board of General Felt since May 1997. Mr. Farace has also served as a director of the Company since February 1996. Mr. Farace served as President and a director of Trace Holdings from December 1994 and December 1993, respectively, to December 1997. Prior to December 1993, Mr. Farace held several executive positions within Trace Holdings beginning in April 1991. Mr. Farace was Senior Executive of C.I.R. S.p.A. from May 1990 to March 1991. Prior to that, Mr. Farace was a Managing Director at Shearson Lehman Hutton, Inc. Mr. Farace is a director of Trace Foam and CHF

Industries, Inc., both of which are subsidiaries of Trace Holdings. Additionally, Mr. Farace is a director of the Managed High Income Portfolio, Inc. and a member of the Advisory Board of the Italy Fund, all of which are NYSE-listed mutual funds.

       Mr. Cogan has been the Chairman of the Executive Committee of the Company since its inception in September 1993, served as Chairman and Chief Executive Officer from January 1994 through May 1997 and has been the Vice Chairman of the Board since May 1997. Mr. Cogan has been a director of Trace Foam since December 1991 and the Chairman of the Board and President of Trace Foam and Trace Foam Sub since January 1992 and March 1995, respectively. He has been the principal stockholder, Chairman or Co-Chairman of the Board and Chief Executive Officer or Co-Chief Executive Officer of Trace Holdings since 1974. He has also been a member of the Board of Director of Recticel since February 1993. Mr. Cogan was named Chairman and Chief Executive Officer of United Auto Group Inc., an affiliate of Trace Holdings, in April 1997. He has also served as Chairman, Director and Managing General Partner of other companies formerly owned by the Company, including JPSGP Inc., and JPS, and companies formerly owned by Trace Holdings, including Color Tile, Inc., General Felt, Knoll International Inc. and Sheller-Globe Corporation. Prior to forming Trace Holdings, he was senior partner at Cogan, Berlind, Weill & Levitt and subsequently CBWL - Hayden Stone, Inc. Additionally, Mr. Cogan serves on the Board of Directors of American Friends of the Israel Museum and the American Ballet Theater, and the Board of Trustees of the Museum of Modern Art, the Boston Latin School and New York University Medical Center. Mr. Cogan also serves on several committees of Harvard University.

       Mr. Hay has been Chairman Emeritus and a director of the Company since September 1993. Mr. Hay was Chairman and Chief Executive Officer of Foamex L.P. from January 1993 to January 1994. Mr. Hay was President of Foamex L.P. and its predecessor from 1972 through 1992. Mr. Hay began his career in 1948 as a chemist with The Firestone Tire and Rubber Company, a predecessor of Foamex L.P.

       Mr. Christensen has been Chief Operating Officer since March 1998. Prior to that Mr. Christensen served as Executive Vice President, Technical Products of Foamex L.P. Mr. Christensen has served in several management positions since joining Foamex L.P. in 1967.

       Mr. Gutfreund has served as a director and as Chairman of the Special Committee of the Board of Directors of the Company since February 1998. He is President of Gutfreund & Company, Inc., a financial consulting firm, which he formed in 1992. Prior to that, Mr. Gutfreund served in various positions with Salomon Brothers from 1953 until 1991, most recently as Chairman of the Board and Chief Executive Officer. Mr. Gutfreund is also a director of AquaPenn Spring Water Company, Inc., Baldwin Piano & Organ Company, LCA-Vision, Inc., The
Universal Bond Fund and Montefiore Medical Center and is on the Board of Trustees of the New York Public Library. Mr. Gutfreund served as Vice Chairman of the New York Stock Exchange from 1985 until 1987.

       Dr. Hershon has been a director of the Company since December 1993. He was a member of the Board of Directors of Trace Holdings from April 1986 until May 1994. He is a board certified, practicing orthopedic surgeon at North Shore University Hospital and at Columbia Presbyterian Medical Center in New York where he is an assistant clinical professor of orthopedic surgery. Dr. Hershon has served as orthopedic consultant and team physician for certain New York area professional sports teams.

       Mr. Davignon has been a director of the Company since December 1993. Mr. Davignon has been the Chairman of Societe Generale de Belgique, a Belgian bank and holding company, and a director of its subsidiary Recticel since April 1989. Mr. Davignon was a Vice President of the EEC Commission in charge of industry, research and energy from 1977 through 1984. He was the first President of the International Energy Agency. Mr. Davignon currently serves as a director of, among other companies, Generale de Banque s.a., Gilead Sciences, Compagnie de Suez s.a., Solvay s.a. and Kissinger Associates. Mr. Davignon also serves as a member of the International Advisory Board of Fiat S.p.A. He is the Chairman of the Association for the Monetary Union of Europe, the Paul-Henri Spaak Foundation and the Royal Institute for International Relations and is a member of the European Roundtable of Industrialists, chairing the working group on Trade and Investment.

       Mr. Tunney has been a director of the Company since May 1994. He has been Chairman of the Board of Cloverleaf Group, Inc., an investment company, since 1981, President of John V. Tunney & Associates, Inc. since 1991 and Chairman of the Board of Logan Manufacturing Company since 1993. Mr. Tunney has served as Vice Chairman of the Board of the Corporate Fund for Housing since 1988. Mr. Tunney served as a U.S. Senator from the State of California from 1971 until 1977. Prior to that, Mr. Tunney served as a member of Congress from the 38th district of California from 1965 until 1971. Mr. Tunney currently serves as a member of the Board of Directors of the Prospect Group, Inc., Garnet Resources Corporation, Illinois Central Railroad Corp., Enterprise Plan, Inc. and The Forschner Group.

       Mr. Fuette has been Executive Vice President, Chief Financial Officer and Chief Administrative Officer of the Company since July 1997. Prior to that, Mr. Fuette served as a Senior Vice President of Finance, Chief Financial Officer and Chief Accounting Officer from July 1997. Mr. Fuette served as controller of Foamex L.P. or its predecessor from 1977 to 1995.

       Dr. Zimmerman has been Executive Vice President, Manufacturing Services and Corporate Development of the Company since July 1997, Chairman, President and a director of Foamex Mexico since September 1993 and Vice President of FMXI since April 1995. Dr. Zimmerman has been an Executive Vice President of Foamex L.P. since October 1995 and a Senior Vice President or Vice President and
Managing Director of Trace Holdings since October 1986. Prior to that, Dr. Zimmerman held several executive positions within Trace Holdings beginning in August 1978. Dr. Zimmerman has been an Executive Vice President of Trace Foam since October 1990. Dr. Zimmerman has served as director of FCC since July 1992.

       Mr. Smith has been Senior Vice President or Vice President, Secretary and General Counsel of the Company since its inception in September 1993. Mr. Smith has been a Vice President and Assistant Secretary of Trace Foam since its inception in October 1990 and a Vice President and Assistant Secretary of Trace Foam since December 1991. Mr. Smith has been a Senior Vice President or Vice President and the Secretary or Assistant Secretary and General Counsel of Trace Holdings since January 1988 and has overseen and been actively involved in transaction negotiations, litigation, stockholder and director relations and other corporate legal matters. Prior to joining Trace Holdings, he was the sole shareholder of a professional corporation which was a partner of Akin, Gump, Strauss, Hauer & Feld, L.L.P.

       Mr. Allen has been Executive Vice President of Foamex Carpet Cushion since September 1997. From July 1993 to January 1998, Mr. Allen served as Vice President, Sales and Marketing for General Felt.

       Mr. Barbe has been Executive Vice President, Foam Products, since March 1998. He was Executive Vice President, Cushioning Products from July 1997 through March 1998. Mr. Barbe also served as Vice President of Sales from April 1994 to July 1997. Prior to joining the Company, Mr. Barbe was the director of Marketing for Sealy brand products at Sealy, Inc. from 1990 to 1994. Prior to that, Mr. Barbe held several sales and marketing positions at three different units of the General Electric Company.

       Mr. Brown has been the Executive Vice President, Automotive Products since July 1997. From September 1996 to July 1997, Mr. Brown was employed as Vice President, Marketing and Sales by Guardian Industries, a producer of glass and automotive trim. From 1995 to 1996, Mr. Brown served as President of DCT Material Handling Systems, Inc. and from 1993 to 1995, he served as Vice President, Business Development of DCT Material Handling Inc.; the principal business of these companies is material handling, consisting of monorail systems and floor conveyor systems for automotive facilities.

       Ms. Henisee has been Executive Vice President, Business Development and Technology since July 1997.

From 1995 until joining the Company, Ms. Henisee served as an advisor to Johnson & Johnson Consumer Products in her capacity as founder of Cheswold Group, a consulting enterprise. From 1992 to 1995, she served as Division Vice President of Scott Paper Company for the Global Wet Wipes Business. Prior thereto, Ms. Henisee held various management positions for over 25 years at Scott Paper Co. Ms. Henisee also serves on the Board of Episcopal Academy.

       Mr. Drap has been Executive Vice President, Technical Products since March 1998. Prior to that, Mr. Drap served as Vice President, Manufacturing and Customer Service, Technical Products beginning July 1997. Mr. Drap has held various management positions since joining the Company in 1980.

       Mr. Nance has been Executive Vice President, Foam Products since March 1998. From 1995 until joining the Company, Mr. Nance served as Vice President and General Manager of California Operations of Crain Industries.

       Mr. Wallace has been the Executive Vice President, Manufacturing Technology since March 1998. From 1997 until joining the Company, Mr. Wallace served as Vice President of the Southeast region of Crain Industries. From 1993 to 1997, Mr. Wallace served as the General Manager of Crain Industries' Newnan, Georgia facility.

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

(3) The amounts shown represent the Company's matching contribution to the Company's 401(k) plan on behalf of Mr. Bonanno, Dr. Zimmerman and Mr. Fuette. Mr. Cogan and Mr. Farace did not participate in a 401(k) plan.

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

Trace Holdings Stock Option Plan

       In 1987, Trace Holdings established a Nonqualified Stock Option Plan (the "Trace Holdings Option Plan"), under which options for the purchase of shares of common stock of Trace Holdings may be granted to officers, directors and employees of Trace Holdings or its affiliates. Under the Trace Holdings Option Plan, options may generally be granted for a term not to exceed eleven years and are exercisable at the cumulative rate of one-third per year on the fifth, sixth and seventh anniversaries of the date of grant. Under the Trace Holdings Option Plan, the option exercise price of an option may not be less than the fair market value of the common stock of Trace Holdings as of the date of grant. In 1988, Trace Holdings granted options to Dr. Zimmerman to purchase 595 shares of common stock of Trace Holdings. The options expire eleven years from the date of grant and have an exercise price of $1,450.00 per share. No options have been subsequently granted to named executive officers of Foamex International.

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

       The compensation used as a basis for computing pension is primarily based on salaries set forth in the Summary Compensation Table and excludes bonuses set forth therein. In 1997 and 1996, the compensation used as a basis for computing the pension of each of the executive officers named in the Summary Compensation Table was as follows: Mr. Farace, $160,000 and $150,000, respectively; Mr. Cogan, $160,000 and $150,000, respectively; Mr. Bonanno, $160,000 and $150,000, respectively; Dr. Zimmerman, $160,000 and $150,000, respectively; and Mr. Fuette $160,000 and $150,000, respectively.

       The estimated annual benefit under the Retirement Plan payable on retirement at normal retirement age, or immediately if the individual has reached normal retirement age, for each of the employees named in the Summary Compensation Table is as follows: Mr. Farace, $66,981; Mr. Cogan, $23,190; Mr. Bonanno, $23,930; Dr. Zimmerman, $22,025; and Mr. Fuette $99,131. These amounts assume the employees continue their employment with the Company at present salary levels until normal retirement age. As of December 28, 1997, the employees named in the Summary Compensation Table had been credited with years of service under the Retirement Plan as follows: Mr. Farace, 4.00 years; Mr. Cogan, 4.83 years; Mr. Bonanno, 1.50 years; Dr. Zimmerman, 4.83 years; and Mr. Fuette 28.42 years.

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

Signature                               Title                           Date


/s/ Andrea Farace                 Chairman of the Board,     September 21, 1998
    Andrea Farace                 Chief Executive Officer
                                  and Director


/s/ Robert J. Hay                 Chairman Emeritus          September 21, 1998
    Robert J. Hay                 and Director


/s/ Marshall S. Cogan             Vice Chairman              September 21, 1998
    Marshall S. Cogan             of the Board


/s/ Kenneth R. Fuette             Executive Vice President   September 21, 1998
    Kenneth R. Fuette             (Chief Financial Officer and
                                  Chief Administrative Officer)


/s/ Etienne Davignon              Director                   September 21, 1998
    Etienne Davignon

/s/ John H. Gutfreund             Director                   September 21, 1998
    John H. Gutfreund





/s/ Stuart J. Hershon             Director                   September 21, 1998
    Stuart J. Hershon




/s/ John V. Tunney                Director                   September 21, 1998
    John V. Tunney

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

       During 1994, the Company acquired Transformacion De Espumas Y FiJltros S.A. de C.V. ("TEFSA") for an aggregate purchase price of approximately $4.5 million to be paid over a three-year period with an initial cash payment of $1.7 million. During 1997, 1996 and 1995, the Company made scheduled cash payments of approximately $0.9 million, $0.8 million and $0.8 million, respectively, in accordance with the purchase agreement.

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

       No gain has been recognized on the General Felt net assets transferred to Trace Foam LLC and repurchased by the Company. The Company will continue to account for these net assets using the carryover basis of Foamex L.P. The $129.0 million of debt assumed by Trace Foam LLC in the GFI Transaction was accounted for as an extinguishment of debt which resulted in an extraordinary loss of approximately $2.0 million. The 1% non-managing general partnership interest acquired in connection with the GFI Transaction was accounted for as a redemption of equity. By virtue of the transfer of General Felt stock and the subsequent merger of General Felt into Trace Foam LLC, the Pico Riveria facility was transferred to Trace Foam LLC; no gain was recognized on the transfer since the Company leased-back the facility.

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