Form 10-Q/A
period 1998-03-29
FOAMEX INTERNATIONAL INC
filed 1998-09-22
CIK 912908

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-Q/A-2


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

     Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company's 1997 consolidated financial statements and notes thereto as set forth in the Company's Annual Report on Form 10-K/A-2 for the fiscal year ended December 28, 1997.

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

No gain has been recognized on the General Felt net assets transferred to Trace Foam LLC and repurchased by the Company. The Company will continue to account for these net assets using the carryover basis of Foamex L.P. The $129.0 million of debt assumed by Trace Foam LLC in the GFI Transaction was accounted for as an extinguishment of debt which resulted in an extraordinary loss of approximately $2.0 million. The 1% non-managing general partnership interest acquired in connection with the GFI Transaction was accounted for as a redemption of equity. By virtue of the transfer of General Felt stock and the subsequent merger of General Felt into Trace Foam LLC, the Pico Riveria facility was transferred to Trace Foam LLC; no gain was recognized on the transfer since the Company leased-back the facility. The net effect resulted in a charge to stockholders' equity (deficit) of approximately $0.5 million.

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
                                                 =======     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company operates primarily in the flexible polyurethane and advanced polymer foam products industry. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto of the Company included in this report. Certain information in this report contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth on pages 4 and 5 of the Company's 1997 Annual Report on Form 10-K/A-2.

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

Part II - Other Information

Item 1.   Legal Proceedings

          Reference is made to the description of the legal proceedings contained in the Company's Annual Report on Form 10-K/A-2 for the fiscal year ended December 28, 1997.

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


                                           FOAMEX INTERNATIONAL INC.


Date:   September 21, 1998                 By: /s/ John A. Feenan
                                              ----------------------------
                                              John A. Feenan
                                              Executive Vice President and
                                              Chief Financial Officer