Form 10-Q/A
period 1998-06-28
FOAMEX INTERNATIONAL INC
filed 1998-09-22
CIK 912908

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-Q/A-1


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

No gain has been recognized on the General Felt net assets transferred to Foam Funding LLC and repurchased by the Company. The Company will continue to account for these net assets using the carryover basis of Foamex L.P. The $129.0 million of debt assumed by Foam Funding LLC in the GFI Transaction was accounted for as an extinguishment of debt which resulted in an extraordinary loss of approximately $2.0 million. The 1% non-managing general partnership interest acquired in connection with the GFI Transaction was accounted for as a redemption of equity. By virtue of the transfer of General Felt stock and the subsequent merger of General Felt into Foam Funding LLC, the Pico Riveria facility was transferred to Foam Funding LLC; no gain was recognized on the transfer since the Company leased-back the facility. Accordingly, the net effect resulted in a charge to stockholders' equity (deficit) of approximately $0.5 million.

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

       On June 25, 1998, the Company, Trace Holdings, and Trace Merger Sub Corp. entered into an Agreement and Plan of Merger (the "Merger Agreement"), providing for the merger (the "Merger") of Trace Merger Sub Corp. with and into the Company. Upon consummation of the Merger, the holders of the outstanding shares of the Company's common stock, other than Trace Holdings and its subsidiaries, will received, in exchange for their shares, $18.75 per share in cash. Consummation of the Merger is subject to a number of conditions, many of which are outside the control of the Company, including: (i) the approval and adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of common stock of the Company; (ii) the absence of any injunction preventing consummation of the Merger, (iii) th absence of a material adverse change in the business of the Company, and (iv) the receipt of requisite financing.

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

Part II - Other Information

Item 1.    Legal Proceedings

           Reference is made to the description of the legal proceedings contained in the Company's Annual Report on Form 10-K/A-2 for the fiscal year ended December 28, 1997 and in the Company's Quarterly Report on Form 10-Q/A-2 for the fiscal quarter ended March 29, 1998.

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