Form 10-Q
period 1998-09-30
FOAMEX INTERNATIONAL INC
filed 1998-11-20
CIK 912908

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

The number of shares of the registrant's common stock outstanding as of November 16, 1998 was approximately 25,014,800.


                                  Page 1 of 28
                          Exhibit List on Page 21 of 28

                            FOAMEX INTERNATIONAL INC.

                                      INDEX
                                                                           Page

Part I.  Financial Information:

         Item 1.  Financial Statements

              Condensed Consolidated Statements of Operations -
                Quarterly and Year to Date Periods Ended September 30,
                1998 and September 28, 1997                                  3

              Condensed Consolidated Balance Sheets as of September
                30, 1998 and December 28, 1997                               4

              Condensed Consolidated Statements of Cash Flows - Year
                to Date Periods Ended September 30, 1998 and September
                28, 1997                                                     5

              Notes to Condensed Consolidated Financial Statements           6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       14

Part II. Other Information                                                  21

         Exhibit List                                                       21

         Signatures                                                         28

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                            Quarterly Periods Ended       Year  to Date Periods Ended
                                           September 30,   September 28,  September 30,  September 28,
                                                1998            1997         1998           1997

                                                        (thousands except per share data)
NET SALES                                    $ 332,710      $ 233,434     $ 944,979      $ 702,441

COST OF GOODS SOLD                             275,970        195,395       780,121        576,825
                                             ---------      ---------     ---------      ---------

GROSS PROFIT                                    56,740         38,039       164,858        125,616

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                      19,820         15,766        63,058         47,853
                                             ---------      ---------     ---------      ---------

INCOME FROM OPERATIONS                          36,920         22,273       101,800         77,763

INTEREST AND DEBT ISSUANCE EXPENSE              18,652         12,080        53,960         39,522

OTHER INCOME (EXPENSE), NET                     (2,200)           324        (3,945)         1,410
                                             ---------      ---------     ---------      ---------

INCOME BEFORE PROVISION FOR INCOME TAXES        16,068         10,517        43,895         39,651

PROVISION FOR INCOME TAXES                       6,428          4,002        17,556         15,530
                                             ---------      ---------     ---------      ---------

INCOME BEFORE EXTAORDINARY LOSS                  9,640          6,515        26,339         24,121

EXTRAORDINARY LOSS ON EARLY
   EXTINGUISHMENT OF DEBT,
   NET OF INCOME TAXES                              --             --        (1,917)       (42,599)
                                             ---------      ---------     ---------      ---------

NET INCOME (LOSS)                            $   9,640      $   6,515     $  24,422      $ (18,478)
                                             =========      =========     =========      =========

BASIC EARNINGS (LOSS) PER SHARE:
   INCOME BEFORE EXTRAORDINARY LOSS          $    0.39      $    0.26     $    1.05      $    0.96
   EXTRAORDINARY LOSS                               --             --         (0.07)         (1.69)
                                             ---------      ---------     ---------      ---------
   EARNINGS (LOSS) PER SHARE                 $    0.39      $    0.26     $    0.98      $   (0.73)
                                             =========      =========     =========      =========

WEIGHTED AVERAGE NUMBER OF SHARES               25,015         24,959        24,989         25,189
                                             =========      =========     =========      =========

DILUTED EARNINGS (LOSS) PER SHARE:
   INCOME BEFORE EXTRAORDINARY LOSS          $    0.37      $    0.26     $    1.01      $    0.94
   EXTRAORDINARY LOSS                               --             --         (0.07)         (1.66)
                                             ---------      ---------     ---------      ---------
   EARNINGS (LOSS) PER SHARE                 $    0.37      $    0.26     $    0.94      $   (0.72)
                                             =========      =========     =========      =========

WEIGHTED AVERAGE NUMBER OF SHARES               26,118         25,435        26,146         25,645
                                             =========      =========     =========      =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                      September 30,     December 28,
ASSETS                                                                    1998              1997
CURRENT ASSETS:                                                               (thousands)
   Cash and cash equivalents                                          $    10,044      $    12,044
   Accounts receivable, net                                               204,639          175,684
   Inventories                                                            140,139          120,299
   Other current assets                                                    56,898           62,901
                                                                      -----------      -----------
       Total current assets                                               411,720          370,928

PROPERTY, PLANT AND EQUIPMENT, NET                                        229,470          233,435

COST IN EXCESS OF ASSETS ACQUIRED, NET                                    214,076          218,219

DEBT ISSUANCE COSTS, NET                                                   15,406           18,889

DEFERRED INCOME TAXES                                                      34,168           26,960

OTHER ASSETS                                                               26,108           25,192
                                                                      -----------      -----------

TOTAL ASSETS                                                          $   930,948      $   893,623
                                                                      ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Short-term borrowings                                              $     6,058      $     6,598
   Current portion of long-term debt                                        5,117           12,931
   Current portion of long-term debt - related party                        7,020               --
   Accounts payable                                                       124,646          131,689
   Accrued interest                                                         9,723           10,716
   Other accrued liabilities                                               51,763           70,513
                                                                      -----------      -----------
       Total current liabilities                                          204,327          232,447

LONG-TERM DEBT                                                            689,664          735,724

LONG-TERM DEBT - RELATED PARTY                                             93,670               --

OTHER LIABILITIES                                                          34,212           38,871
                                                                      -----------      -----------

       Total liabilities                                                1,021,873        1,007,042
                                                                      -----------      -----------

COMMITMENTS AND CONTINGENCIES                                                  --               --
                                                                      -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred Stock, par value $1.00 per share:
     Authorized 5,000,000 shares - none issued                                 --               --
   Common Stock, par value $.01 per share:
     Authorized 50,000,000 shares
     Issued 27,003,823 and 25,014,823 shares, respectively;
     Outstanding 25,014,823 and 24,919,680 shares, respectively               270              269
   Additional paid-in capital                                              86,769           86,025
   Retained earnings (accumulated deficit)                               (141,469)        (164,118)
   Accumulated other comprehensive income                                  (7,498)          (6,598)
   Other                                                                   (9,795)          (9,795)
                                                                      -----------      -----------
                                                                          (71,723)         (94,217)
   Common Stock held in treasury, at cost:
     1,989,000 shares at September 30, 1998 and December 28, 1997         (19,202)         (19,202)
                                                                      -----------      -----------

       Total stockholders' equity (deficit)                               (90,925)        (113,419)
                                                                      -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $   930,948      $   893,623
                                                                      ===========      ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                      Year to Date Periods Ended
                                                                     September 30,    September 28,
                                                                          1998            1997
                                                                             (thousands)
OPERATING ACTIVITIES:
   Net income (loss)                                                   $  24,422      $ (18,478)
   Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
       Depreciation and amortization                                      26,686         16,409
       Amortization of debt issuance costs, debt discount
          and debt premium                                                   (16)         7,380
       Extraordinary loss on early extinguishment of debt                  1,579             37
       Other operating activities                                         15,660          9,274
       Changes in operating assets and liabilities, net                  (84,478)       (26,808)
                                                                       ---------      ---------

          Net cash used for operating activities                         (16,147)       (12,186)
                                                                       ---------      ---------

INVESTING ACTIVITIES:
   Capital expenditures                                                  (22,423)       (25,865)
   Acquisition, net of cash acquired                                      (4,399)            --
   Decrease in restricted cash                                                --         12,143
   Loan to shareholder                                                        --         (5,000)
   Other investing activities                                             (1,465)        (2,930)
                                                                       ---------      ---------

          Net cash used for investing activities                         (28,287)       (21,652)
                                                                       ---------      ---------

FINANCING ACTIVITIES:
   Net proceeds from short-term borrowings                                   185          1,179
   Net proceeds from revolving loans                                      81,489         31,000
   Proceeds from long-term debt                                          129,000        453,500
   Repayment of long-term debt                                          (138,355)      (450,270)
   Debt issuance cost                                                     (1,598)       (15,617)
   Purchase of treasury stock                                                 --         (5,739)
   Dividends paid                                                         (1,246)            --
   GFI transaction costs                                                  (3,898)            --
   GFI transaction payments to Trace                                     (24,800)            --
   Other financing activities                                              1,657           (502)
                                                                       ---------      ---------

          Net cash provided by financing activities                       42,434         13,551
                                                                       ---------      ---------

NET DECREASE IN CASH
   AND CASH EQUIVALENTS                                                   (2,000)       (20,287)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                 12,044         22,203
                                                                       ---------      ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                    $  10,044      $   1,916
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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       Foamex International Inc. and subsidiaries (the "Company") condensed consolidated balance sheet as of December 28, 1997 has been condensed from the audited consolidated balance sheet at that date. The condensed consolidated balance sheet as of September 30, 1998, the condensed consolidated statements of operations for the quarterly and year to date periods ended September 30, 1998 and September 28, 1997 and the condensed consolidated statements of cash flows for the year to date periods ended September 30, 1998 and September 27, 1997 have been prepared by the Company and have not been audited by the Company's independent accountants. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows have been included.

       During September 1998, management of the Company decided to change the year-end reporting requirement of the Company from a fifty-two or fifty-three week fiscal year ending on the Sunday closest to the end of the calendar year to a calendar year ending December 31st to improve the internal reporting requirement of the Company. On November 3, 1998, the Board of Directors and other required third parties approved the fiscal year-end change. This change is effective for the third fiscal quarter of 1998 which ended on September 30, 1998 and will result in a 1998 fiscal year end of December 31, 1998 as compared to January 3, 1999; accordingly, the quarterly period ended September 30, 1998 includes an additional three days with estimated revenues of approximately $23.9 million.

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

                                        Quarterly Period Ended  Year to Date Period Ended
                                           September 28, 1997      September 28, 1997
                                              (thousands, except per share data)
        Net sales                                 $320,847              $946,927
                                                  ========              ========
        Income before extraordinary loss          $  6,430              $ 22,235
                                                  ========              ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.     CRAIN ACQUISITION (continued)

                                                          Quarterly Period Ended      Year to Date Period Ended
                                                              September 28, 1997           September 28, 1997
                                                                     (thousands, except per share data)
       Pro forma basic earnings (loss) per share                 $    0.26                  $     0.88
                                                                 =========                  ==========
       Pro forma diluted earnings (loss) per share               $    0.25                  $     0.87
                                                                 =========                  ==========

       The pro forma results are not necessarily indicative of what would have occurred if the Crain Acquisition had been in effect for the entire periods presented nor are they necessarily indicative of future consolidated results.

3.     INVENTORIES

       Inventories consist of:

                                         September 30,         December 28,
                                              1998                1997
                                                  (thousands)
        Raw materials and supplies          $ 88,520          $ 75,487
        Work-in-process                       19,212            15,620
        Finished goods                        32,407            29,192
                                            --------          --------
        Total                               $140,139          $120,299
                                            ========          ========

4.     LONG-TERM DEBT AND LONG-TERM DEBT - RELATED PARTY

       Long-term debt consists of:

                                                                    September 30,     December 28,
                                                                        1998               1997
       Credit Facility:                                                        (thousands)
          Term Loan A                                                 $     --          $ 76,700
          Term Loan B                                                   82,924           109,725
          Term Loan C                                                   75,385            99,750
          Term Loan D                                                  109,175           110,000
          Revolving credit facility                                    136,953            54,928
        9 7/8% Senior subordinated notes due 2007                      150,000           150,000
        13 1/2% Senior subordinated notes due 2005 (includes
          $12,376 and $13,720 of unamortized debt premium)             110,376           111,720
        9 1/2% Senior secured notes due 2000                                --             4,523
        Industrial revenue bonds                                         7,000             7,000
        Subordinated note payable (net of unamortized
          debt discount of $621 and $1,198)                              6,394             6,129
        Other                                                           16,574            18,180
                                                                      --------          --------
                                                                       694,781           748,655

        Less current portion                                             5,117            12,931
                                                                      --------          --------

        Long-term debt-unrelated parties                              $689,664          $735,724
                                                                      ========          ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.     LONG-TERM DEBT AND LONG-TERM DEBT - RELATED PARTY (continued)

                                                          September 30,         December 28,
                                                               1998                1997
                                                                      (thousands)
        Long-term debt - related party consists of:

        Foamex/GFI Note                                      $ 34,000          $         --

        Note payable to Foam Funding LLC                       66,690                    --
                                                             --------          ------------
                                                              100,690                    --

        Less current portion - related party                    7,020                    --
                                                             --------          ------------

        Long-term debt - related party                       $ 93,670          $         --
                                                             ========          ============

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

       During the quarterly and year to date periods ended September 30, 1998, the Company incurred interest expense of approximately $0.6 million and $1.4 million, respectively.

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.     LONG-TERM  DEBT AND  LONG-TERM  DEBT - RELATED PARTY (continued)

       During the quarterly and year to date periods ended September 30, 1998, the Company incurred interest expenses of approximately $1.5 million and $3.6 million, respectively.

       Principal Payments

       Principal payments the Company's long-term debt and long-term debt - related party for the remainder of 1998 and for the next five years are as follows: 1998 - $3.4 million; 1999 - $17.6 million; 2000 - $52.2 million; 2001 -
$17.3  million;  2002 - $17.7  million;  2003 - $159.1;  and thereafter - $517.3 million.

5.      EARLY EXTINGUISHMENT OF DEBT

       In connection with the GFI Transaction (see Note 8), the Company incurred an extraordinary loss on the early extinguishment of debt of approximately $1.9 million (net of income tax benefits of $1.2 million) for the year to date period ended September 30, 1998. The extraordinary loss is comprised of approximately $2.9 million for the write-off of debt issuance costs and approximately $0.2 million of professional fees and other costs.

       During 1997, in connection with the refinancing plan of the Company's indebtedness, the Company incurred an extraordinary loss on the early extinguishment of debt of approximately $42.0 million (net of income taxes of $25.7 million). The extraordinary loss is comprised of approximately $39.0 million for premium and consent fee payments, approximately $16.2 million for the write-off of debt issuance costs and debt discount, approximately $8.2 million for the loss associated with the effective termination and amendment of the interest rate swap agreements and approximately $4.3 million of professional fees and other costs. In addition, during 1997 the Company incurred extraordinary losses of approximately $0.6 million (net of income taxes of $0.4 million) associated with the early extinguishment of approximately $11.8 million of long-term debt funded with approximately $12.1 million of the remaining net proceeds from the sale of its Perfect Fit Industries, Inc. subsidiary. The extraordinary loss is comprised of approximately $0.4 million of premium payments and approximately $0.6 million for the write-off of debt issuance costs.

6.     ENVIRONMENTAL MATTERS

       The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. During 1998, expenditures in connection with the Company's compliance with federal, state, local and foreign environmental laws and regulations did not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position. As of September 30, 1998, the Company has accruals of approximately $4.5 million for environmental matters. In addition, as of September 30, 1998, the Company has net receivables of approximately $1.1 million relating to indemnification for environmental liabilities. The Company believes that realization of the net receivables established for indemnification is probable.

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

       The Company has reported to appropriate state authorities that it has found soil and groundwater contamination in excess of state standards at four facilities and soil contamination in excess of state standards at three other facilities. The Company has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any degree of certainty at this time. As of September 30, 1998, the Company has accruals of approximately $3.9 million for the remaining potential remediation costs for these facilities based on engineering estimates.

       Federal regulations require that by the end of 1998 all underground storage tanks ("USTs") be removed or upgraded in all states to meet applicable standards. The Company has two USTs that will require removal or permanent in-place closure by the end of 1998. Due to the age of these tanks, leakage may have occurred resulting in soil and possibly groundwater contamination. The Company has accrued $0.1 million for the estimated removal and remediation, if any, associated with these USTs. However, the full extent of contamination and, accordingly, the actual cost of such remediation cannot be predicted with any degree of certainty at this time. The Company believes that its USTs do not pose a significant risk of environmental liability because of the Company's monitoring practices for USTs and conditional approval for the permanent in-place closure for certain USTs. However, there can be no assurance that such USTs will not result in significant environmental liability in the future.

       The Company has been designated as a Potentially Responsible Party ("PRP") by the EPA with respect to nine sites with an estimated total liability to the Company for the nine sites of less than approximately $0.5 million. Estimates of total clean-up costs and fractional allocations of liability are generally provided by the EPA or the committee of PRP's with respect to the specified site. In each case, the participation of the Company is considered to be immaterial.

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7.     LITIGATION

       As of November 16, 1998, the Company and Trace International Holdings, Inc. ("Trace Holdings") were two of multiple defendants in actions filed on behalf of approximately 5,000 recipients of breast implants in various United States federal and state courts and one Canadian provincial court. Some of these actions allege substantial damages, but most of these actions allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 700 residents of Australia, New Zealand, England, and Ireland. The Company believes that the number of suits may increase. During 1995, the Company and Trace Holdings were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final. Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from the Company or Trace Holdings. Neither the Company nor Trace Holdings recommended, authorized or approved the use of its foam for these purposes. Foamex L.P. is indemnified by Trace Holdings for any such liabilities relating to foam manufactured prior to October 1990. Although Trace Holdings has paid the Company's litigation expenses to date pursuant to such indemnification, there can be no absolute assurance that Trace Holdings will be able to provide such indemnification in the future. While it is not feasible to predict or determine the outcome of these actions, based on the Company's present assessment of the merits of pending claims, after consultation with the general counsel of Trace Holdings, and without taking into account potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either the Company's or Trace Holdings' consolidated financial position or results of operations. If the Company's assessment of liability with respect to these actions is incorrect, such actions could have a material adverse effect on the Company.

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

       On or about March 17, 1998, five purported class action lawsuits were filed in the Delaware Chancery Court, New Castle County (the "Court"), against the Company, directors of the Company, Trace Holdings, and individual officers and directors of Trace Holdings: Brickell Partners v. Marshall S. Cogan, et al., No. 16260NC; Mimona Capital v. Salvatore J. Bonanno, et al., No. 16259NC; Daniel Cohen v. Foamex International Inc., No. 16263; Eileen Karisinki v. Foamex International Inc., et al., No. 16261NC and John E. Funky Trust v. Salvatore J. Bonanno, et al., No. 16267. A sixth purported class action lawsuit, Barnett Stepak v. Foamex International Inc., et al., No. 16277, was filed on or about March 23, 1998 against the same defendants. A stipulation and order consolidating these six actions under the caption In re Foamex International Inc. Shareholders Litigation Consolidated Action No 16259NC was entered by the Court on May 28, 1998 (the "Shareholders Litigation"). The complaints in the six actions allege, among other things, that the defendants have violated fiduciary and other common law duties purportedly owed to the Company's stockholders in connection with Trace Holdings' initial proposal to acquire all of the outstanding shares of the Company's common stock. The complaints sought, among other things, class certification, a declaration that the defendants have breached their fiduciary duties to the class, preliminary and permanent injunctions barring implementation of the proposed transaction, rescission of the transaction if consummated, unspecified compensatory damages, and costs and attorneys' fees. The parties to the Stockholder Litigation entered into a Memorandum of Understanding, dated June 25, 1998 to settle the Stockholder Litigation, subject to, inter alia, execution of a definitive Stipulation of Settlement and approval by the Court following notice to the stockholders and a hearing, and on September 9, 1998, the parties entered into a definitive Stipulation of Settlement. On November 10, 1998, counsel for certain of the defendants in the Stockholder Litigation gave notice pursuant to the Stipulation of Settlement that such

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.    LITIGATION (continued)

defendants were withdrawing from the Stipulation of Settlement. On November 12, 1998, the plaintiffs in the Stockholder Litigation filed an amended class action complaint against the Company, Trace Holdings and certain individual directors of the Company alleging that (i) they breached their fiduciary and other common law duties purportedly owed to the Company's stockholders in connection with Trace Holding's revised proposal to acquire all of the outstanding shares of the Company's common stock, (ii) the individual defendants violated the Delaware Code in approving the Merger Agreement (as hereinafter defined), and (iii) Trace Holdings breached the Stipulation of Settlement.

       The Company is party to various other lawsuits, both as defendant and plaintiff, arising in the normal course of business. Management believes that the disposition of these lawsuits will not individually or in the aggregate, have a material adverse effect on the financial position or results of operations of the Company. If the Company's assessment of liability with respect to these actions is incorrect, such actions could have a material adverse effect on the Company's consolidated financial position.

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

       No gain has been recognized on the General Felt net assets transferred to Foam Funding LLC and repurchased by the Company. The Company will continue to account for these net assets using the carryover basis of Foamex L.P. The $129.0 million of debt assumed by Foam Funding LLC in the GFI Transaction was accounted for as an extinguishment of debt which resulted in an extraordinary loss of approximately $2.0 million. The 1% non-managing general partnership interest acquired in connection with the GFI Transaction was accounted for as a redemption of equity. By virtue of the transfer of General Felt stock and the subsequent merger of General Felt into Foam Funding LLC, the Pico Rivera facility was transferred to Foam Funding LLC; no gain was recognized on the transfer since the Company leased-back the facility. Accordingly, the net effect resulted in a charge to stockholders' equity (deficit) of approximately $0.5 million.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.     EARNINGS (LOSS) PER SHARE

       The following table shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                         Quarterly Period Ended             Year to Date Period Ended
                                                    September 30,     September 28,      September 30,     September 28,
                                                         1998              1997              1998              1997
                                                                 (thousands, except per share amounts)
Basic earnings (loss) per share:
       Net income (loss)                               $  9,640          $  6,515          $ 24,422          $(18,478)
                                                       ========          ========          ========          ========

       Average common stock outstanding                  25,015            24,959            24,989            25,189
                                                       ========          ========          ========          ========

       Basic earnings (loss) per share                 $   0.39          $   0.26          $   0.98          $  (0.73)
                                                       ========          ========          ========          ========

Diluted earnings (loss) per share:
       Net income (loss) available for common
          stock and dilutive securities                $  9,640          $  6,515          $ 24,422          $(18,478)
                                                       ========          ========          ========          ========

       Average common stock outstanding                  25,015            24,959            24,989            25,189

       Additional common shares resulting
          from stock options and warrants                 1,103               476             1,157               456
                                                       --------          --------          --------          --------

       Average common stock and dilutive
          stock outstanding                              26,118            25,435            26,146            25,645
                                                       ========          ========          ========          ========

       Diluted earnings (loss) per share               $   0.37          $   0.26          $   0.94          $  (0.72)
                                                       ========          ========          ========          ========

10.     COMPREHENSIVE INCOME

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130), "Reporting Comprehensive Income," which requires disclosure of comprehensive income, as defined, including comprehensive disclosure in interim financial statements. Comprehensive income for the quarterly and year to date periods ended September 30, 1998 and September 28, 1997 is comprised of the following:

                                                    Quarterly Period Ended                Year to Date Period Ended
                                                September 30,      September 28,     September 30,       September 28,
                                                     1998              1997               1998                1997
                                                                             (thousands)
Net income (loss)                                 $  9,640           $  6,515           $ 24,422           $(18,478)
Foreign currency translation adjustments            (1,130)               (62)              (900)              (230)
                                                  --------           --------           --------           --------
Total comprehensive income                        $  8,510           $  6,453           $ 23,522           $(18,708)
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

       On November 5, 1998, Trace Holdings, Trace Merger Sub, Inc. and the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the terms of the Merger Agreement, Trace Merger Sub will be merged with and into the Company (the "Merger") and each outstanding share of common stock (except for shares owned by the Trace Holdings shareholders, shares owned by the company and shares owned by the stockholders who perfected their appraisal rights in accordance with the Delaware law) will be converted into the right to receive $12.00 in cash, without interest. Also on November 5, 1998, Trace Holdings terminated the prior Merger Agreement among the parties by delivering a Notice of Termination to the Company. Trace Holdings terminated the prior Merger Agreement because the financing condition contained in the prior Merger Agreement was incapable of being satisfied on or prior to December 31, 1998.

       Consummation of the Merger is subject to various conditions, including, among others: (i) the approval and adoption of the Merger Agreement by (A) the affirmative vote of holders of a majority of the outstanding shares of Common Stock entitled to vote thereon, and (B) the affirmative vote of a majority of the independent Shares (as defined) voting with respect to the Merger, (ii) the absence of any injunction preventing consummation of the Merger, (iii) the obtaining of financing for the transactions contemplated by the Merger Agreement on terms and conditions and in amounts reasonably satisfactory to Trace
Holdings, and (iv) other conditions that may be waived by the parties, including: the absence of any action, suit, claim or legal, administrative or arbitral proceeding or investigation pending before any governmental entity seeking to restrain or prohibit, or to obtain damages in respect of, the Merger Agreement or the consummation of the transactions contemplated thereby.

       In April 1998, the Company's facility in Orlando, Florida was damaged by a fire which recommenced the manufacturing of Foam Products in mid-September 1998. During this idle period, the Company supplied local customers from other facilities. The Company believes that it has adequate insurance coverage for business interruption and damages to the facility associated with the fire; however, there can be no assurance that the fire will not have a significant impact on the Company's financial position or operations.

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

       On October 6, 1997, the Company sold substantially all of the net assets of its needlepunch carpeting, tufted carpeting and artificial grass products business located at its facilities in Dalton, Georgia ("Dalton"). Dalton's revenues were $10.7 million and $35.1 million for the quarterly and nine month periods ended September 28, 1997.

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

Quarterly Period Ended September 30, 1998 Compared to Quarterly Period Ended September 28, 1997

Results of Operations

       Net sales for the third quarter of 1998 were $332.7 million as compared to $233.4 million in the third quarter of 1997, an increase of $99.3 million or 42.5%. Foam Products net sales for the third quarter of 1998 increased to $157.2 million from $89.8 million in the third quarter of 1997 primarily due to net sales from the Crain operations and increased volume to our national bedding customers and fabricators. Carpet Cushion Products net sales for the third quarter of 1998 increased 14.1% to $82.1 million from $72.0 million in the third quarter of 1997 primarily due to acquisition of the Crain operations offset by the sale of the Dalton Facility in October 1997. Automotive Products net sales for the third quarter of 1998 increased 40.6% to $73.6 million from $52.3 million in the third quarter of 1997 primarily due to increased volume associated with above normal volume to General Motors and General Motor suppliers following the settlement of General Motor labor disputes. This extraordinary high level of volume is not expected to continue. Technical Products net sales for the third quarter of 1998 increased 2.6% to $19.8 million from $19.3 million in the third quarter of 1997 primarily due to increased net sales volume for felted, gasketing, and sealing products.

       Gross profit as a percentage of net sales increased to 17.1% for the third quarter of 1998 from 16.3% in the third quarter of 1997 primarily due to increased purchasing leverage offset by a shift in product mix for 1998 as a result of the Crain Acquisition. Crain's principal product lines, bedding, furniture and carpet cushion, have inherently lower gross profit margins than the Company's historical gross profit margins. Also, gross profit percentage increased in the third quarter of 1998 due to the Company's implementation of restructuring/consolidation programs associated with the Crain Acquisition.

       Income from operations increased to $36.9 million for the third quarter of 1998 from $22.3 million in the third quarter of 1997 primarily due to the Crain Acquisition.

       Income before extraordinary loss increased to $9.6 million for the third quarter of 1998 as compared to $6.5 million for the third quarter of 1997. The increase is primarily due to the increase in income from operations discussed above offset by an increase of approximately $6.6 million in interest and debt issuance

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

expense and $2.2 million of costs associated with foreign currency losses in Mexico and Canada and certain fees associated with financial and legal advisors used by the Company in the buy-out proposal is included in other income (expense), net. The increase in interest and debt issuance expense is primarily due to the debt incurred in connection with the Crain Acquisition offset by the favorable effects of the June 1997 refinancing plan.

Year to Date Period Ended September 30, 1998 Compared to Year to Date Period Ended September 28, 1997

Results of Operations

       Net sales for the year to date period ended September 30, 1998 were $945.0 million as compared to $702.4 million for the year to date period ended September 28, 1997, an increase of $242.6 million or 34.5%. Foam Products net sales for the year to date period ended September 30, 1998 increased 76.6% to $458.7 million from $259.7 million for the year to date period ended September 28, 1997 primarily due to the net sales from the Crain operations. Carpet Cushion Products net sales for the year to date period ended September 30, 1998 increased 5.1% to $225.9 million from $214.9 million for the year to date period ended September 28, 1997 primarily due to net sales from the Crain operations offset by the sale of Dalton in October 1997 and due to a reduction of rebond selling prices as compared to 1997 and a change in the product mix. Automotive Products net sales for the year to date period ended September 30, 1998 increased 16.3% to $199.3 million from $171.4 million for the year to date period ended September 28, 1997 primarily due to increased volume. Technical Products net sales for the year to date period ended September 30, 1998 increased 8.2% to $61.1 million from $56.4 million for the year to date period ended September 28, 1997 primarily due to increased net sales volume for felted, gasketing, and sealing products.

       Gross profit as a percentage of net sales decreased to 17.4% for the year to date period ended September 30, 1998 from 17.9% in the year to date period ended September 28, 1997 primarily due to the shift in product mix for 1998 as a result of the Crain Acquisition. Crain's principal product lines, bedding, furniture and carpet cushion, have inherently lower gross profit margins than the Company's historical gross profit margins. Also, the gross profit was lower since the Company carried the full individual operating costs of both organizations during the first quarter of 1998.

       Income from operations increased to $101.8 million for the year to date period ended September 30, 1998 from $77.8 million in the year to date period ended September 28, 1997 primarily due to the Crain Acquisition.

       Income before extraordinary loss increased to $26.3 million for the year to date period ended September 30, 1998 as compared to $24.1 million for the year to date period ended September 28, 1997. The decrease is primarily due to an increase of approximately $14.4 million in interest and debt issuance expense and $3.9 million of costs associated with (i) the transfer of General Felt (ii) foreign currency losses in Mexico and Canada and (iii) certain fees associated with financial and legal advisors used by the Company in the buy-out proposal which is included in other income (expense), net. The increase in interest and debt issuance expense is primarily due to the debt incurred in connection with the Crain Acquisition offset by the favorable effects of the June 1997 refinancing plan.

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

Facility, if necessary, will be adequate to meet Foamex L.P.'s liquidity requirements. The ability to meet such liquidity requirements could be impaired if Foamex L.P. were to fail to comply with any covenants contained in the Credit Facility and such noncompliance was not cured by Foamex L.P. or waived by the lenders. Foamex L.P. was in compliance with the covenants in the Credit Facility as of September 30, 1998 and the Company expects Foamex L.P. to be in compliance with such covenants for the foreseeable future. The ability of Foamex L.P. to make distributions to the Company is restricted by the terms of its financing agreements; therefore, neither the Company nor Foamex Carpet is expected to have access to the cash flow generated by Foamex L.P. for the foreseeable future.

       Foamex Carpet's operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures. The Company believes that cash flow from Foamex Carpet's operating activities, cash on hand and periodic borrowings under Foamex Carpet's credit facility (the "Foamex Carpet Credit Facility"), if necessary, will be adequate to meet Foamex Carpet's liquidity requirements. The ability to meet such liquidity requirements could be impaired if Foamex Carpet were to fail to comply with any covenants contained in the Foamex Carpet Credit Facility and such noncompliance was not cured by Foamex Carpet or waived by the lenders. Foamex Carpet was in compliance with the covenants in the Foamex Carpet Credit Facility as of September 30, 1998 and the Company expects Foamex Carpet to be in compliance with such covenants for the foreseeable future. The ability of Foamex Carpet to make distributions to the Company is restricted by the terms of its financing agreements; therefore, neither the Company nor Foamex L.P. is expected to have access to the cash flow generated by Foamex Carpet for the foreseeable future.

       Cash and cash equivalents decreased $2.0 million during 1998 to $10.0 million at September 30, 1998 from $12.0 million at December 28, 1997 primarily due to cash used for capital expenditures, the Crain Acquisition and an increase of cash used by the operating assets and liabilities offset by increased borrowings. Working capital increased $68.9 million during 1998 to $207.4 million at September 30, 1998 from $138.5 million at December 28, 1997 primarily due to the increase in net operating assets (as discussed below) and a net increase in other current assets and liabilities. The net increase in other current assets and liabilities is primarily associated with the timing of payments for interest and prepaid expenses and the receipt of cash for other receivables. Net operating assets and liabilities (comprised of accounts receivable, inventories and accounts payable) increased $55.8 million during 1998 to $220.1 million at September 30, 1998 from $164.3 million at December 28, 1997 primarily due to increases in accounts receivable and inventories and a decrease in accounts payable. The increase in accounts receivable is primarily due to an increase in net sales for September 1998 as compared to December 1997. The increase in inventories is primarily due to increased purchases of raw materials associated with potential price increases. The decrease in accounts payable is primarily due to the timing of payments.

       As of September 30, 1998, there were $137.0 million of revolving credit borrowings under the Credit Facility and approximately $50.0 million associated with letters of credit outstanding which are supported by the Credit Facility with unused availability of approximately $73.1 million. As of September 30, 1998, Foamex Carpet Credit Facility had unused availability of approximately $19.2 million. Borrowings by Foamex Canada, Inc. as of September 30, 1998 were $3.6 million under Foamex Canada Inc.'s revolving credit agreement with unused availability of approximately $1.7 million.

       Cash flow used for operating activities was $16.1 million for the year to period ended September 30, 1998 as compared to cash provided by of $12.2 million for the year to date period ended September 28, 1997. This decrease is primarily due to $42.6 million of cash used during 1997 for premiums and repayment penalties associated with the June 1997 refinancing plan offset by (i) cash used for the increase in accounts receivable and other receivables associated with the timing of receipts and (ii) a reduction in accounts payable associated with the timing of payments.

       Cash flow used for investing activities increased to $28.3 million for the year to date period ended September 30, 1998 from cash used of $21.7 million for the year to date period ended September 28, 1997 primarily due to (i) $4.4 million paid in connection with the Crain Acquisition offset by the use of $12.1 million of restricted cash in 1997 to repaid long-term debt and a loan to shareholder of $5.0 million in 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Cash flow provided by financing activities increased to $42.4 million for the year to date period ended September 30, 1998 as compared to cash used of $13.6 million for the year to date period ended September 28, 1997. This is primarily associated with borrowings under the revolving loans to fund the operations of Crain during the year to date period ended September 30, 1998 offset by the $28.7 million used to fund the GFI Transaction.

       Certain credit agreements and promissory notes of Foamex L.P. and/or Foamex Carpet pursuant to which approximately $500.0 million of debt has been issued, contain provisions that would result in the acceleration of such indebtedness if Trace were to cease to own at least 30% of the outstanding common stock. Similarly, certain indentures of Foamex L.P. and Foamex Capital Corporation relating to approximately $248.0 million of Senior Subordinated Notes contain provisions that provide the holders of such Senior Subordinated Notes with the right to require the issuers thereof to repurchase such Senior Subordinated Notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if Trace Holdings falls below certain specified ownership levels of common stock and other persons or group owns a greater percentage of common stock than Trace Holdings. Trace Holdings has informed the Company that it has substantial debt obligations due at the end of December 1998 and currently does not have the financial resources to pay these obligations. Trace Holdings intends to seek waivers and/or modifications of such indebtedness; however, there can be no assurance that such waivers and/or modifications will be achieved. If Trace Holdings were to default on its indebtedness and the holders of such indebtedness or other Trace Holdings creditors were to foreclose on or otherwise attach the common stock held by Trace Holdings, such event could trigger the acceleration and put rights described above. Although management believes that all such debt obligations would be refinanced under such circumstances, there can be no assurance that the Company or its subsidiaries would be able to do so. Trace Holdings has informed the Company that it anticipates that if the proposed merger is consummated it will be able to satisfy or restructure its outstanding obligations.

       Interest Rate Swaps

       In September 1998, the Company sold its existing interest rate swap agreements for a net gain of approximately $1.0 million which is being amortized over the life of the debt.

       The effect of the Company's interest rate swap agreements was a favorable adjustment to interest and debt issuance expense of $0.3 million and $0.5 million for the quarterly periods ended September 30, 1998 and September 28, 1997, respectively and $0.7 million and $2.2 million for the year to date periods ended September 30, 1998 and September 28, 1997, respectively.

Environmental Matters

       The Company is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with the Company's compliance with such laws and regulations did not have a material adverse effect on operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by the Company in connection with environmental matters as of September 30, 1998 was $4.5 million. In addition, as of September 30, 1998, the Company has net receivables of approximately $1.1 million for indemnification of environmental liabilities from former owners, net of approximately $1.0 million allowance relating to potential disagreements regarding the scope of the indemnification. Although it is possible that new information or future developments could require the Company to reassess its potential exposure to all pending environmental matters, including those described in the footnotes to the Company's consolidated financial statements, the Company believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position.

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

Year 2000 Compliance

       The Company uses multiple business information systems as well as manufacturing support systems that could be impacted by the "Year 2000 problem". The Year 2000 problem arises from computer programs that have been written using two digits rather than four to designate the year. Date-sensitive computer software may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in system failures or miscalculations, which may cause operational disruptions.

       The Company is in the process of the remediation of their business information computer systems. The Company is also in the process of the conversion of the former Crain systems to the Company's standard business information computer systems. The replacement of these systems will increase the integration of systems and allow employees at different locations to share financial information and operations information more effectively. Remediation of the Company business information computer systems and the conversion of the former Crain systems should be completed in 1998. These systems and software are Year 2000 compliant, thus handling the majority of the Company's Year 2000 business systems requirements.

       The Company has a Year 2000 Executive Sponsor Team with representatives of the Company. The Year 2000 Executive Sponsor Team is providing direction to the Year 2000 Steering Committee within the organization. The Steering Committee is in the process of completing an assessment of the state of readiness of the Information Technology ("IT") and non-IT systems of the Company. These assessments cover manufacturing systems, including laboratory information systems and field instrumentation, and significant third party vendor and supplier systems, including employee compensation and benefit plan maintenance systems. The Steering Committee is also in the process of assessing the readiness of significant customers and suppliers.

       The Year 2000 assessment process for each facility consists of an inventory of Year 2000 sensitive equipment, an assessment of the impact of possible failures, determination of the required remediation actions, and testing and implementation of solutions. The inventory, assessment, remediation and testing phases should be completed in 1998, with fail safe testing and final implementation taking place in 1999. The progress of these phases as of September 30, 1998 is summarized as follows:

       The total estimated spending of $2.4 million for the Company represents a midpoint of an estimated range between $2.1 million and $2.7 million. These spending estimates will be refined as phases of the assessment are completed. Spending is funded by cash generated from operations. Preliminary estimates indicate that from 25 to 35 percent of the estimated costs could qualify for capitalization.

       Management believes that all significant systems controlled by the Company will be Year 2000 ready in the last half of 1999. While the Steering Committee is communicating readiness to third party customers, as requested, and is assessing the readiness of critical suppliers, there can be no assurance that third parties with a significant business relationship will successfully test, reprogram, and replace all of their IT and non-IT systems on a timely basis. As part of the overall readiness, the Company is in the process of developing contingency plans in the event of Year 2000 non-compliance of certain systems or third parties. Details of such contingency plans will be

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

determined after the Steering Committee has completed its assessment of both internal and third party systems and the potential for possible failures.

       There is inherent uncertainty in the Year 2000 problem due to the possibility of unanticipated failures by third party customers and suppliers. Accordingly, the Company is unable, at this time, to assess the extent and resulting materiality of the impact of possible Year 2000 failures on its operations, liquidity or financial position. The Year 2000 assessment process is expected to provide information that will significantly reduce the level of uncertainty regarding the Year 2000 impact. Management believes that the completion of the assessment as scheduled will help minimize the possibility of any significant disruptions of Company operations.

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

       In June 1998 the Financial Accounting Standards Board issued SFAS No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established new procedures for accounting for derivatives and hedging activities and supercedes and amends a number of existing standards. The statement is effective for fiscal years beginning after June 15, 1999.

Part II -  Other Information

Item 1.    Legal Proceedings

           Reference is made to the description of the legal proceedings contained in the Company's Annual Report on Form 10-K/A-2 for the fiscal year ended December 28, 1997 and in the Company's Quarterly Report on Form 10-Q/A-1 for the fiscal quarter ended June 28, 1998.

           The information from Notes 6 and 7 of the condensed consolidated financial statements of the Company as of September 30, 1998 (unaudited) is incorporated herein by reference.

Item 2.    Changes in Securities

           None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders.

           None.

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K

          (a)  Exhibits

2.1(x)        -  Transfer  Agreement,  dated as of  February  27,  1998,  by and between Foam Funding LLC and Foamex L.P.
2.2(x)        - Asset Purchase Agreement,  dated as of February 27, 1998, by and among  Foamex  Carpet  Cushion,  Inc.  ("Foamex  Carpet"),  Foamex
              International Inc. ("Foamex International"),  Foam Funding LLC and
              General Felt Industries, Inc. ("General Felt").
2.3(z)        - Agreement  and Plan of Merger,  dated as of November 5, 1998, by and among Foamex International, Trace International Holdings, Inc.
              and Trace Merger Sub Corp.
3.1(a)        - Certificate of Limited Partnership of Foamex L.P.
3.2.1(a)      - Fourth Amended and Restated Agreement of Limited  Partnership of
              Foamex L.P.,  dated as of December  14,  1993,  by and among FMXI,
              Inc.  ("FMXI") and Trace Foam Company,  Inc.  ("Trace  Foam"),  as
              general partners,  and Foamex International,  as a limited partner
              (the "Partnership Agreement").
3.2.2(b)      - First  Amendment to the  Partnership  Agreement,  dated June 28,
              1994.
3.2.3(c)      - Second  Amendment to the Partnership  Agreement,  dated June 12,
              1997.
3.2.4(v)      - Third Amendment to the Partnership Agreement, dated December 23,
              1997.
3.2.5(x)      - Fourth  Amendment to the Partnership  Agreement,  dated February
              27, 1998.
3.3(y)        - Certificate of Incorporation of FMXI.
3.4(y)        - By-laws of FMXI.
3.5(k)        -  Certificate  of  Incorporation  of Foamex  Capital  Corporation
              ("FCC").
3.6(k)        - By-laws of FCC.
3.7(a)        - Certificate of Incorporation of Foamex International.
3.8(a)        - By-laws of Foamex International.

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

(z) Incorporated herein by reference to the Current Report on Form 8-K of Foamex International reporting an event that occurred on November 5, 1998.

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

         (b)  The Company filed the following Current Reports on Form 8-K:

              Form 8-K, dated June 30, 1998, reporting the signing of the Merger Agreement on June 25, 1998.

              Form 8-K/A dated September 9, 1998, reporting the acquisition of Crain Industries, Inc.

              Form 8-K dated October 5, 1998.

              Form 8-K dated October 19, 1998.

              Form 8-K dated November 4, 1998, reporting the change in fiscal year end.

              Form 8-K dated November 6, 1998, reporting the signing of the Merger Agreement on November 5, 1998.

              Form 8-K/A dated November 9, 1998, reporting the change in fiscal year end.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             FOAMEX INTERNATIONAL INC.


Date:   November 20, 1998                By: /s/ John A. Feenan
                                             ----------------------
                                             John A. Feenan
                                             Executive Vice President and
                                             Chief Financial Officer