Form 10-K405/A
period 1997-12-28
FOAMEX INTERNATIONAL INC
filed 1999-04-23
CIK 912908

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A-3

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

       Dr. Hershon has been a director of the Company since December 1993. He was a member of the Board of Directors of Trace Holdings from April 1986 until May 1994. He is a board certified, practicing orthopedic surgeon at North Shore University Hospital and at Columbia Presbyterian Medical Center in New York where he is an assistant clinical professor of orthopedic surgery. Dr. Hershon has practiced medicine at North Shore University Hospital since 1970 and at Columbia Presbyterian Medical Center since 1989. Dr. Hershon has served as orthopedic consultant and team physician for certain New York area professional sports teams.

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

       Mr. Fuette has been Executive Vice President, Chief Financial Officer and Chief Administrative Officer of the Company since July 1997. Prior to that, Mr. Fuette served as a Senior Vice President of Finance, Chief Financial Officer and Chief Accounting Officer from January 1996 to July 1997. Prior to that Mr. Fuette served as a Vice President of the Company or its predecessor from 1993 to 1995 and as controller of the Company or its predecessor from 1977 to 1995.

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

       Mr. Nance has been Executive Vice President, Foam Products since March 1998. From 1995 until joining the Company, Mr. Nance served as Vice President and General Manager of West Coast Operations of Crain Industries. From 1994 until 1995, Mr. Nance served as Vice President of Operations, West Coast Operations of Crain Industries. From 1986 to 1994, Mr. Nance served as General Manager of Crain Western. From 1984 to 1986, Mr. Nance served as General Manager of Crain Midwest.

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