Form 10-K
period 1998-12-31
FOAMEX INTERNATIONAL INC
filed 1999-04-23
CIK 912908

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                   For the fiscal year ended December 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of April 22, 1999 was $66,696,472.

     The number of shares outstanding of the registrant's common stock as of April 22, 1999 was 25,052,991.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Company's definitive proxy statement to be filed within 120 days pursuant to Reg. 12b-23 of the Securities Exchange Act of 1934, as amended.

                            FOAMEX INTERNATIONAL INC.

                                      INDEX

                                                                            Page
Part I
         Item  1.  Business                                                  3
         Item  2.  Properties                                                9
         Item  3.  Legal Proceedings                                        10
         Item  4.  Submission of Matters to a Vote
                        of Security Holders                                 13

Part II
         Item  5.  Market for Registrant's Common Equity and
                        Related Stockholder Matters                         14
         Item  6.  Selected Consolidated Financial Data                     15
         Item  7.  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations       17
         Item  8.  Financial Statements and Supplementary Data              28
         Item  9.  Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure              28

Part III
         Item 10.  Directors and Executive Officers of the Registrant       28
         Item 11.  Executive Compensation                                   28
         Item 12.  Security Ownership of Certain Beneficial Owners
                        and Management                                      28
         Item 13.  Certain Relationships and Related Transactions           28

Part IV
         Item 14.  Exhibits, Financial Statement Schedules
                        and Reports on Form 8-K                             29

         Signatures                                                         36




The Registrant will furnish a copy of any exhibit to this Form 10-K upon the payment of a fee equal to the Registrant's reasonable expense in furnishing such exhibit.

PART I
ITEM l.  BUSINESS

General

       Foamex International Inc. (the "Company") is a holding company which is engaged primarily in the business of manufacturing and distributing flexible polyurethane and advanced polymer foam products. As of December 31, 1998, the Company's operations are conducted through its wholly owned subsidiaries, Foamex L.P. and Foamex Carpet Cushion, Inc. ("Foamex Carpet") and consist of the following operating segments: (i) foam products, (ii) carpet cushion products,
(iii) automotive products, (iv) technical products and (v) other, which primarily consists of certain foreign manufacturing operations in Mexico and Asia, corporate expenses not allocated to the other operating segments and restructuring and other charges. The net sales and income (loss) from operations of these operating segments for each of the last three years are included in
Note 16 to the consolidated financial statements. The Company was incorporated in 1993 to act as a holding company for Foamex L.P.

       On March 16, 1999, the Company announced that it had hired John G. Johnson, Jr. as President, Chief Executive Officer and director of the Company following the resignation of Andrea Farace from the positions of Chairman of the Board, Chief Executive Officer and director of the Company. The Company also announced that it had hired JP Morgan Securities Inc. as a financial advisor to explore strategic alternatives to maximize shareholder value.

       On March 16, 1998, the Company announced that its Board of Directors received an unsolicited buyout proposal from Trace International Holdings, Inc. ("Trace"), the Company's principal stockholder. Trace proposed to acquire all of the outstanding common stock of the Company not owned by Trace and its subsidiaries (the "Public Shares") for a cash price of $17.00 per share. As of March 16, 1998, Trace and its subsidiaries beneficially owned approximately 11,475,000 shares or approximately 46% of the outstanding common stock of the Company. In response to Trace's offer, the Company's Board of Directors appointed a special committee to determine the advisability and fairness of the proposed buyout to the Company's stockholders other than Trace and its subsidiaries.

       On June 25, 1998, Trace, Trace Merger Sub, Inc., a wholly owned subsidiary of Trace ("Merger Sub"), and the Company entered into an Agreement and Plan of Merger (the "First Merger Agreement"). Pursuant to the terms of the First Merger Agreement, Merger Sub would have been merged with and into the Company (the "First Merger") and each outstanding share of common stock, other than common stock held by Trace and its subsidiaries, treasury shares, and common stock with respect to which appraisal rights would have been perfected, would have been converted into the right to receive $18.75 per share in cash. On November 5, 1998, Trace terminated the First Merger Agreement, pursuant to its terms, due to the failure of certain financing conditions.

       On November 5, 1998, Trace, Merger Sub and the Company entered into a second Agreement and Plan of Merger (the "Second Merger Agreement"). Pursuant to the terms of the Second Merger Agreement, Merger Sub would have been merged with and into the Company (the "Second Merger") and each outstanding share of common stock, other than common stock held by Trace and its subsidiaries, treasury shares, and common stock with respect to which appraisal rights would have been perfected, would have been converted into the right to receive $12.00 per share in cash. Trace delivered a letter to the Company, dated January 8, 1999 (the "Notice of Termination"), terminating the Second Merger Agreement, pursuant to its terms, due to the failure of certain financing conditions.

       In connection with the First Merger Agreement and the Second Merger Agreement, the Company retained and paid for legal counsel to the Special Committee, a financial advisor to the Special Committee, legal counsel to the Board of Directors and a financial advisor to the Board of Directors. In addition, the Company commenced, but did not close, a debt tender offer, a debt exchange offer, an internal corporate restructuring and refinancing, and the offer of three different issues of high-yield notes.

       On February 27, 1998, the Company and certain of its affiliates completed a series of transactions designed to simplify the Company's structure and to provide future operational flexibility (collectively, the "GFI Transaction"). Prior to the consummation of these transactions, Foamex L.P. defeased the $4.5 million outstanding principal amount of its 9 1/2% senior secured notes due 2000. Foamex L.P. settled its intercompany payables to General Felt

Industries,  Inc.  ("General  Felt") with $4.8  million in cash and a promissory note in the aggregate principal amount of $34.0 million supported by a $34.5 million letter of credit under the Foamex L.P. credit facility (the "Foamex/GFI Note"). The initial transaction resulted in the transfer from Foamex L.P. to Foam Funding LLC, an indirect wholly owned subsidiary of Trace, of all of the outstanding common stock of General Felt, in exchange for (i) the assumption by Foam Funding LLC of $129.0 million of Foamex L.P.'s indebtedness and (ii) the transfer by Foam Funding LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result, General Felt ceased being a subsidiary of Foamex L.P. and was relieved from all obligations under Foamex L.P.'s 9 7/8% senior subordinated notes due 2007 and 13 1/2% senior subordinated notes due 2005. Upon consummation of the initial transaction, Foamex Carpet, a newly formed wholly owned subsidiary of the Company, the Company, Foam Funding LLC, and General Felt entered into an Asset Purchase Agreement dated February 27, 1998, in which General Felt sold substantially all of its assets (other than cash, the Foamex/GFI Note and its operating facility in Pico Rivera, California) to Foamex Carpet in exchange for (i) $20.0 million in cash and (ii) a promissory note issued by Foamex Carpet to Foam Funding LLC in the aggregate principal amount of $70.2 million. The $20.0 million cash payment was funded with a distribution by Foamex L.P. Upon consummation of the transactions contemplated by the Asset Purchase Agreement, Foamex Carpet entered into a credit agreement with the institutions from time to time party thereto as issuing banks, and Citicorp USA, Inc. and The Bank of Nova Scotia, as administrative agents, which provides for up to $20.0 million in revolving credit borrowings. Foamex Carpet conducts the carpet cushion business previously conducted by General Felt. Also, Foam Funding LLC retained ownership of one of General Felt's operating facilities, which is being leased to Foamex Carpet, and the $34.0 million Foamex/GFI Note.

       The Private  Securities  Litigation  Reform Act of 1995  provides a "safe
harbor"  for  forward-looking   statements  so  long  as  those  statements  are
identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Annual Report on Form 10-K and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements, such as the ability of the Company to negotiate amendments of its debt agreements, the Company's ability to continue operations as a viable going concern, raw material price increases, general economic conditions, the level of automotive production, carpet cushion production and housing starts, the completion of various restructuring/consolidation plans, the Company's capital and debt structure, litigation and changes in environmental legislation and environmental conditions. The forward-looking statements contained in this Annual Report on Form 10-K were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company. Accordingly, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will be realized or that actual results will not be significantly higher or lower. The forward-looking statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Annual Report on Form 10-K should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Annual Report on Form 10-K. The inclusion of the forward-looking statements contained in this Annual Report on Form 10-K should not be regarded as a representation by the Company or any other person that any of the forward-looking statements contained in this Annual Report on Form 10-K will be achieved. In light of the foregoing, readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein.

       The principal executive offices of the Company are located at 1000 Columbia Avenue, Linwood, Pennsylvania 19061 and its telephone number is (610) 859-3000.

       References in this Annual Report on Form 10-K to the "Company" mean Foamex International Inc. and, where relevant or applicable, its subsidiaries.

Flexible Polyurethane Foam and Advanced Polymer Foam Products

       The Company is one of the largest manufacturers and distributors of flexible polyurethane and advanced polymer foam products in North America. The Company's operating segments include: (i) foam products, consisting of (a) cushioning foams for bedding, furniture, packaging and health care applications and (b) foam-based consumer products such as futons, pillows, mattress pads and juvenile furniture, (ii) carpet cushion products, consisting of carpet padding and related products, (iii) automotive products, consisting of automotive trim, laminates and other products, (iv) technical products, consisting of reticulated and other specialty foams used for reservoiring, filtration, gasketing and sealing applications and (v) other, which primarily consists of certain foreign manufacturing operations in Mexico and Asia, corporate expenses not allocated to the other operating segments and restructuring and other charges. See Note 16 to the consolidated financial statements for further discussion of operating segments.

       The Company has a diverse customer base in each of its principal operating segments. Foam products such as cushioning foams are sold to major bedding and furniture manufacturers such as Sealy, Simmons and Berkline. In addition, foam-based consumer products such as futons, pillows, mattress pads and juvenile furniture are sold to retailers such as Wal-Mart, Kmart and JC Penney. Carpet cushion products such as carpet underlay are sold to distributors and major floor covering retailers such as Sears, CarpetMax and Home Depot. Automotive products such as automotive foam products and laminates are sold to original equipment manufacturers ("OEMs"), including Ford, General Motors and DaimlerChrysler, and major tier one suppliers such as Lear Corporation and Johnson Controls. Technical products such as specialty and technical foams which consist of reticulated foams and other customized polyester and polyether foams used for filtration and reservoiring in a wide variety of applications are sold by companies such as Hewlett-Packard and Briggs & Stratton.

       Foam Products

       The Company distributes foam products both directly and indirectly through independent fabrication operations. These foams are used by the bedding industry in quilts, toppers, cores and border rolls for mattresses, the furniture industry for seating products and the retail industry for a broad range of products such as leisure furniture, futons, bean bag chairs, floor pillows and pet beds. The foam products are generally sold in large volumes on a regional basis because of high shipping costs.

       The Company's bedding products are sold to mattress manufacturers such as Sealy, Simmons, Serta, and Spring Air, both directly and indirectly, through independent fabrication operations. The Company also supplies cut-to-size seat cushions, back cushions and other pieces to the furniture industry, including to Berkline, Action, and Schnadig. The consumer products group, acquired as part of the acquisition of Crain Industries, Inc. ("Crain") in 1997 (the "Crain Acquisition"), sells therapeutic sleep products such as mattress pads and bed pillows for the health care and consumer markets and a broad line of home furnishing products to retailers throughout the United States.

       The development and introduction of value added products continues to be a priority of the Company including viscoelastic or "memory" foams for the bedding industry, which maintain their resiliency better than other foams and materials and products incorporating Reflex(R). Reflex(R), one of the Company's most recent product introductions was created using the VPF(R) manufacturing process. Reflex(R) materials, which include cushion wraps and cushion cores, are advanced polymer cushioning products designed to improve comfort, quality and durability in upholstered furniture and bedding products. The Company has also introduced high efficiency thermal management foam products for applications such as work gloves and outerwear.

       Carpet Cushion Products

       The Company manufactures and distributes carpet cushion products which include prime, bonded, sponge rubber and felt carpet cushion. Prime carpet cushion is made from polyurethane foam buns, whereas bonded carpet cushion is made from various types of scrap foam which are shredded into small pieces, processed and then bonded using a chemical adhesive. In February 1997, the Company introduced Plushlife(TM), a proprietary bonded carpet cushion product, which combines two cushions into a single structure to absorb the energy of foot traffic and enhance comfort. The Company's carpet cushion products are marketed through floor covering retailers such as Sears, Carpet Max and Home Depot.

       Automotive Products

       The Company is one of the largest suppliers of automotive foam products for the North American operations of OEMs. Depending on the automotive manufacturer and/or the application, automotive foam products are supplied by the Company either directly to the manufacturers or indirectly through sub-suppliers. Automotive products are used for trim pads, door panel parts, headliners, acoustical purposes, flame and adhesive laminates and rolls for tri-lamination. Tri-laminated foam is applied to automotive fabrics to form a foam/fabric composite that results in cost savings and aesthetic value for the automotive manufacturer.

       Domestic automotive manufacturers have narrowed their supply base during recent years, and increased the percentage and dollar amount of components that they purchase from outside suppliers. As a result, a smaller number of companies are supplying an increasing percentage of automotive foam products since automotive suppliers are increasingly offering integrated systems which lower the overall cost and improve quality relative to previous sourcing methods in which individually sourced components were assembled and installed by the OEMs.

       The Company's new product development and flexible manufacturing capabilities allow it to produce quality automotive foam products to satisfy such changing specifications. Examples of the Company's ability to react to changing industry requirements include its development of thermoformable headliners, tri-laminates, advanced cutting technology and energy absorbing foams. For example, the Company is one of the first suppliers to introduce a thermoformable headliner, Customfit(R), made from rigid polyurethane foam. In addition, the Company recently introduced Isoguard(TM), which is a rubber gasket material for the automotive and household appliance industries. Also, the use of tri-laminates has increased due manufacturers' need for significant cost savings and consumer demand for improved aesthetics. The Company intends to increase its production and distribution of foam and fabric components, such as tri-laminated material for automotive seating.

       Automotive manufacturers are increasingly requiring the production facilities of their suppliers to meet certain high quality standards. The Company has achieved and expects to maintain the highest quality ratings awarded to foam suppliers by automotive manufacturers. In addition, all tier one and tier two automotive supplier facilities worldwide will eventually be required to meet the QS-9000 quality manufacturing standards set by the United States automotive manufacturers. In 1996, the Company completed QS-9000 and ISO-9001 certification for its eight domestic facilities which supply the automotive industry. The Company was one of the first polyurethane manufacturers to be QS-9000 certified which demonstrates its commitment to producing the highest quality products and meeting the needs of its customers.

       Technical Products

       The Company believes that it is one of the foam industry's prime innovators and producers of industrial, specialty, consumer and safety foams (collectively, "Technical Products"). Technical Products consist of reticulated foams and other custom polyester and polyether foams, which are sometimes combined with other materials to yield specific properties. Reticulation is the thermal or chemical process used to remove the membranes from the interconnecting cells within foam. This leaves a porous, skeletal structure allowing for the free flow of gases and/or liquids. Felting and lamination with other foams or materials give these composites specific properties.

       Reticulated foams are well suited for filtration, reservoiring, sound absorption and sound transmission. Industrial applications include carburetors, computer cabinets, ink pad reservoirs, high speed inkjet printers and speaker grills. Medical applications include oxygenators for cardiopulmonary surgery, instrument holders for sterilization, pre-op scrubbers impregnated with anti-microbial agents and EKG pads containing conductive gels. Other Technical Products have unique characteristics such as flame retardancy and fluid absorption. Additional products sold within this group include foams for refrigerated supermarket produce counters, mop heads, paint brushes, diapers and cosmetic applications.

       The Company uses advertising in trade journals and related media in order to attract customers and, more generally, to increase an awareness of its capabilities for Technical Products. In addition, due to the highly specialized nature of most Technical Products, the Company's research staff works with customers to design, develop and manufacture each product to specification. The Company's Technical Products customers include Hewlett-Packard and Briggs & Stratton.

       Other

       Other consists primarily of certain foreign manufacturing operations in Mexico and Asia, corporate expenses not allocated to the other operating segments and restructuring and other charges. See Note 16 to the consolidated financial statements.

       Marketing and Sales

       As of December 31, 1998, the Company has a marketing and sales force of approximately 185 employees. The Company's executive vice presidents direct sales efforts for each operating segment.

       Foam products are sold directly by the Company to major bedding and furniture manufacturers such as Sealy, Simmons and Berkline and also through third party independent fabricators. In addition, the Company distributes foam-based consumer products such as futons, pillows, mattress pads and juvenile furniture to retailers such as Wal-Mart, Kmart and JC Penney. The Company's foam-based consumer products sales efforts are primarily regionally based with salespersons selling to local accounts. The key strategic elements supporting growth in these areas are a focus on marketing and sales efforts, high quality, cost-competitive products and low freight costs through optimal plant location. Plant locations are critical in this regionalized line of business where the transportation cost typically comprises a significant portion of product cost.

       Carpet cushion products are sold to distributors and major floor covering retailers such as Sears, CarpetMax and Home Depot.

       The Company has been a leading supplier of automotive products to OEMs, including Ford, General Motors and DaimlerChrysler for more than 30 years. The Company is also the primary supplier of automotive products to certain tier one suppliers, including Lear Corporation and Johnson Controls. The Company competes for new business both at the beginning of development of new models and upon the redesign of existing models. Once a foam producer has been designated to supply parts for a new program, the foam producer usually produces parts for the life of the program. Competitive factors in the market include product quality and reliability, cost and timely service, technical expertise and development capability, new product innovation and customer service.

       The Company's Technical Products are used for filtration and reservoiring in a wide variety of applications by companies such as Hewlett-Packard and Briggs & Stratton. The Company markets most of its Technical Products through a network of independent fabrication and distribution companies in North America, the United Kingdom and South Korea. Such fabricators or distributors often further process Technical Products or finish such products to meet the specific needs of end users. The Company's specialty and technical foams service unique end user requirements and are generally sold at relatively high margins. This line of business is characterized by a diversity and complexity of both customers and applications.

       International Operations and Export Sales

       The Company's net sales for its foreign based operations, primarily in Canada and Mexico, for 1998, 1997, and 1996 were $122.4 million (9.8% of net sales), $85.0 million (9.1% of net sales), and $76.0 million (8.2% of net sales), respectively. The Company's remaining net sales are primarily from customers located in the United States.

       Customers

       During the past three years, no one customer accounted for more than 10.0% of the Company's net sales. Customers that represent more than 10% of an operating segment's net sales are Sealy in foam products and Lear Corporation and Johnson Controls in automotive products. The loss of any one of these customers would have a material adverse effect on the Company. During the year ended December 31, 1998, net sales to the five largest customers comprised approximately $272.0 million or 21.8% of the Company's net sales.

       Manufacturing and Raw Materials

       As  of  December  31,  1998,  the  Company  conducted  operations  at  72 manufacturing and distribution facilities with a total of approximately 8.9 million square feet of floor space. The Company believes that its manufacturing and distribution facilities are well suited for their intended purposes and are in good condition. The manufacturing and distribution facilities are strategically located to service the Company's major customers because the high freight cost in relation to the cost of the foam product generally results in distribution being most cost effective within a 200 to 300 mile radius.

       The Company's fabrication process involves cutting foam buns into various shapes and sizes to meet customer specifications. Fabrication foam is sold to customers and is utilized by the Company to produce its foam-based consumer products. Scrap foam, generated in connection with the fabrication of foam products, is used by the Company to produce rebond carpet cushion.

       Raw materials account for a significant portion of the manufacturing costs of the Company and, historically, the price of raw materials has been cyclical and volatile. The Company generally has alternative suppliers for each major raw material and the Company believes that it could find alternative sources of supply should it cease doing business with any one of its major suppliers. The Company attempts to offset raw material cost increases through selling price increases; however, there can be no assurance that the Company will be successful in implementing selling price increases or that competitive pricing pressure will not require the Company to adjust selling prices. Results of operations have been and could be adversely affected by delays in implementing, or the inability of the Company to implement, selling price increases to offset raw material cost increases. For example, the Company's results of operations in 1998, 1997 and 1996 were adversely affected by net unrecovered raw material costs. Furthermore, there can be no assurance that chemical or other suppliers will not increase raw material costs in the future or that the Company will be able to implement selling price increases to offset any such raw material cost increases.

       The two principal chemicals used in the manufacture of flexible polyurethane foam are TDI and polyol. Lyondell Chemical Company (formerly, ARCO Chemical Company), BASF Corporation, Bayer Corporation and The Dow Chemical Company are the Company's largest suppliers of TDI and polyol. The price of TDI and polyol is influenced by demand, manufacturing capacity and oil and natural gas prices. Since September 1994, suppliers of TDI and polyol have increased the price of these raw materials several times. Significant increases in these raw material prices could have a material adverse effect on the financial condition or results of operations of the Company.

       A key raw material used in the manufacture of carpet cushion is scrap foam. The Company internally generates a substantial portion of the scrap foam used in the production of rebond carpet cushion from its other operations. Historically, the market price of rebond carpet cushion has fluctuated with the market price of scrap foam. Thus, while the Company's gross margins with respect to the portion of rebond carpet cushion produced with scrap foam purchased on the open market are fairly constant, the Company's gross margins with respect to the portion of rebond carpet cushion produced with internally generated scrap foam are subject to significant variation based on the market price of rebond carpet cushion.

       Employees

       As of December 31, 1998, the Company employed approximately 6,100 persons, with 5,500 of such employees involved in manufacturing, 415 in administration and 185 involved in sales and marketing (these numbers include approximately 245 employees terminated during the first quarter of 1999).
Approximately 1,200 of these employees are located outside the United States. Also, approximately 1,200 of these employees are covered by collective bargaining agreements with labor unions, which agreements expire on various dates from 1999 through 2002. The Company considers relations with its employees to be good.

       Competition

       The flexible polyurethane foam industry is highly competitive. With respect to flexible polyurethane foam, competition is based primarily on price, quality of products and service. The Company's competitors in the polyurethane foam industry include E. R. Carpenter Company, Hickory Springs Manufacturing Company, Vitafoam, Inc., General Foam Corporation, Flexible Foam Products, Inc., and Future Foam, Inc. None of such competitors compete in all of the operating segments in which the Company does business.

       Patents and Trademarks

       The Company owns various patents and trademarks registered in the United States and in numerous foreign countries. The registered processes and products were developed through ongoing research and development activities to improve quality, reduce costs and expand markets through development of new applications for flexible polyurethane foam products. While the Company considers its patents and trademarks to be a valuable asset, it does not believe that its competitive position is dependent on patent protection or that its operations are dependent upon any individual patent, trademark or tradename.

       Research and Development

       The Company believes it has a leading research and development capability in the flexible polyurethane foam industry. The Company's primary research and development facility is located in Eddystone, Pennsylvania. The Company employs approximately 41 full-time research and development employees. Expenditures for research and development amounted to $3.3 million, $2.4 million, and $2.5 million for 1998, 1997, and 1996, respectively, excluding expenditures by Crain for research and development prior to its acquisition.

       The Company and Recticel, s.a. ("Recticel"), a European polyurethane foam manufacturer and former partner of Foamex L.P., have exchanged know-how, trade secrets, engineering and other data, designs, specifications, chemical formulations, technical information, market information and drawings which are necessary or useful for the manufacture, use or sale of foam products and it is anticipated that they will continue to do so in the future. The Company, Recticel and Beamech Group Limited, an unaffiliated third party, have an interest in a Swiss corporation that develops new manufacturing technology for the production of polyurethane foam including the VPF(R) manufacturing process. The Company, Recticel and their affiliates have a royalty-free license to use technology developed by the Swiss corporation.

ITEM 2.  PROPERTIES

       As of December 31, 1998, the Company conducted its operations at 72 manufacturing and distribution facilities, including five facilities which the Company intends to close as part of its restructuring/consolidation activities primarily associated with the Crain Acquisition, of which 18 were owned and 54 were leased. Total floor space in use at the owned manufacturing and distribution facilities is approximately 3.3 million square feet and total floor space in use at the leased manufacturing and distribution facilities is approximately 5.6 million square feet. Sixty-four of these facilities are located throughout 40 cities in the United States, four facilities are located throughout two cities in Canada and four facilities are located throughout three cities in Mexico. The 1999 annual base rental with respect to such leased facilities is approximately $11.1 million under leases expiring from 1999 to 2007. The Company does not anticipate any problem in renewing or replacing any of such leases expiring in 1999. In addition, the Company has approximately 1.4 million square feet of idle space of which approximately 0.8 million is leased.

       The Company maintains administrative and sales offices in Linwood, Pennsylvania; Fort Smith, Arkansas; Atlanta, Georgia; Chicago, Illinois; St. Louis, Missouri, Southfield, Michigan; and New York, New York.

ITEM 3.  LEGAL PROCEEDINGS

Environmental Matters

       The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. During 1998, expenditures in connection with the Company's compliance with federal, state, local and foreign environmental laws and regulations did not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position. As of December 31, 1998, the Company had accruals of approximately $4.8 million for environmental matters. During 1998, the Company established an allowance of $1.2 million relating to receivables from Trace for environmental indemnification due to the financial difficulties of Trace (see Note 1 to consolidated financial statements).

       The Clean Air Act Amendments of 1990 (the "1990 CAA Amendments") provide for the establishment of federal emission standards for hazardous air pollutants including methylene chloride, propylene oxide and TDI, materials used in the manufacturing of foam. On December 27, 1996, the United States Environmental Protection Agency (the "EPA") proposed regulations under the 1990 CAA Amendments that will require manufacturers of slab stock polyurethane foam and foam fabrication plants to reduce emissions of methylene chloride. The final National Emission Standard for Hazardous Air Pollutants ("NESHAP") was promulgated October 7, 1998. NESHAP requires a reduction of approximately 70% of the emission of methylene chloride for the slab stock foam industry effective October 7, 2001. The Company does not believe implementation of the regulation will require it to make material expenditures due to the Company's use of alternative technologies which do not utilize methylene chloride and its ability to shift current production to the facilities which use such alternative technologies. The 1990 CAA Amendments also may result in the imposition of additional standards regulating air emissions from polyurethane foam manufacturers, but these standards have not yet been proposed or promulgated.

       In addition to federal regulatory requirements, state laws have resulted or could result in more stringent regulations regarding the use and emission of certain chemicals. For example, in California, methylene chloride usage was phased out at the end of 1995, while in Kent, Washington, a former Crain facility, pursuant to consent decrees as well as applicable laws, must over a period of time phase out methylene chloride usage. The Company believes that use of methylene chloride in certain applications can be reduced to be in compliance with certain state and federal laws. Specifically, through the development of the Enviro-Cure(R) process, which uses ambient or refrigerated air to remove the heat of reaction during the foam curing process and various carbon dioxide processes, the Company believes that it can reduce its methylene chloride usage. The Company has installed the Enviro-Cure(R) process at its manufacturing facilities in Compton, California; San Leandro, California; Elkhart, Indiana; Tupelo, Mississippi; and Conover, North Carolina and carbon dioxide systems at its Compton, California; Eddystone, Pennsylvania; Kent, Washington; Corry, Pennsylvania; and Orlando, Florida plants. There can be no assurance; however, that the Enviro-Cure(R) process will successfully reduce methylene chloride usage to be in compliance with applicable state and federal laws or that the use of Enviro-Cure(R) will not lead to violations of other applicable environmental laws emissions.

       The Company has reported to appropriate state authorities that it has found soil contamination in excess of state standards at facilities in Orlando, Florida; La Porte, Indiana; Conover, North Carolina; Cornelius, North Carolina; Fort Wayne, Indiana; and at a former facility in Dallas, Texas and groundwater contamination in excess of state standards at the Orlando, Conover, and Cornelius facilities. The Company has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any degree of certainty at this time. The Company has accruals of $3.3 million for the estimated cost of completing remediation at these facilities. The Company is in the process of addressing potential contamination at the Morristown, Tennessee facility, and has submitted a sampling plan to the State of Tennessee. The extent of the contamination and responsible parties, if any, has not yet been determined. A former owner may be liable for cleanup costs; nevertheless, the cost of remediation, if any, is not expected to be material.

       Federal regulations required that by the end of 1998 all underground storage tanks ("USTs") be removed or upgraded in all states to meet applicable standards. The Company has upgraded all operating tanks at its facilities in accordance  with  these  regulations  and  recently  completed  the  closure  of remaining USTs at two sites to meet applicable standards. Some petroleum contamination in soils was found at one of the sites; the extent of the contamination is currently being investigated. The Company has accrued approximately $0.5 million for the estimated remediation costs associated with this site. However, the full extent of contamination, and accordingly, the actual cost of such remediation cannot be predicted with any degree of certainty at this time. Based upon the investigation conducted thus far, the Company believes that its USTs do not pose a significant risk of environmental liability. However, there can be no assurances that such USTs will not result in significant environmental liability in the future.

       On April 10, 1997, the Occupational Health and Safety Administration promulgated new standards governing employee exposure to methylene chloride, which is used as a blowing agent in some of the Company's manufacturing processes. The Company does not believe that it will be required to make any material expenditures to comply with these new standards.

       The Company has been designated as a Potentially Responsible Party ("PRP") by the EPA with respect to nine sites with an estimated total liability to the Company for the nine sites of less than $1.0 million. Estimates of total cleanup costs and fractional allocations of liability are generally provided by the EPA or the committee of PRP's with respect to the specified site.
In each case, the liability of the Company is not considered to be material.

       Although it is possible that new information or future developments could require the Company to reassess its potential exposure relating to all pending environmental matters, including those described herein, the Company believes that, based upon all currently available information, the resolution of such environmental matters will not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated and that may be material.

Legal Proceedings

       Stockholder Litigation

       Beginning on or about March 17, 1998, six actions (collectively the "Stockholder Litigation") were filed in the Court of Chancery of the State of Delaware, New Castle County (the "Court"), by stockholders of the Company. The Stockholder Litigation, purportedly brought as class actions on behalf of all stockholders of the Company, named the Company, certain of its directors, certain of its officers, Trace and Merger Sub as defendants alleging that they had breached their fiduciary duties to the plaintiffs and other stockholders of the Company unaffiliated with Trace in connection with the original proposal of Trace to acquire the publicly traded outstanding common stock of the Company for $17.00 per share. The complaints sought, among other things, class certification, a declaration that the defendants have breached their fiduciary duties to the class, preliminary and permanent injunctions barring implementation of the proposed transaction, rescission of the transaction if consummated, unspecified compensatory damages, and costs and attorneys' fees. A stipulation and order consolidating these six actions under the caption In re Foamex International Inc. Shareholders Litigation, Consolidated Civil Action, No. 16259NC was entered by the Court on May 28, 1998.

       The parties to the Stockholder Litigation entered into a Memorandum of Understanding, dated June 25, 1998 (the "Memorandum of Understanding"), to settle the Stockholder Litigation, subject to, inter alia, execution of a definitive stipulation of settlement between the parties and approval by the Court following notice to the class and a hearing. The Memorandum of Understanding provided that as a result of, among other things, the Stockholder Litigation and negotiations among counsel for the parties to the Memorandum of Understanding, a special meeting of stockholders would be held to vote upon and approve the First Merger Agreement which provided, among other things, for the Public Shares owned by stockholders of the Company unaffiliated with Trace and its subsidiaries (the "Public Stockholders") to be converted into the right to receive $18.75 in cash, without interest.

       The Memorandum of Understanding also provided for certification of a class, for settlement purposes only, consisting of the Public Stockholders, the dismissal of the Stockholder Litigation with prejudice and the release by the plaintiffs and all members of the class of all claims and causes of action that were or could have been asserted against Trace, the Company and the individual defendants in the Stockholders Litigation or that arise out of the matters alleged by plaintiffs. Following the completion of the confirmatory discovery which was provided for in the Memorandum of Understanding, on September 9, 1998, the parties entered into a definitive Stipulation of Settlement and the Court set a hearing to consider whether the settlement should be approved for October 27, 1998 (the "Settlement Hearing"). In connection with the proposed settlement, the plaintiffs intended to apply for an award of attorney's fees and litigation expenses in an amount not to exceed $925,000, and the defendants agreed not to oppose this application. Additionally, the Company agreed to pay the cost, if any, of sending notice of the settlement to the Public Stockholders. On September 24, 1998, a Notice of Pendency of Class Action, Proposed Settlement of Class Action and Settlement Hearing was mailed to the members of the settlement class. On October 20, 1998, the parties to the Stockholder Litigation requested that the Court cancel the Settlement Hearing in light of the announcement made by Trace on October 16, 1998, that it had been unable to obtain the necessary financing for the contemplated acquisition by Trace of the Company's common stock at a price of $18.75 per share which was the subject matter of the proposed settlement. This request was approved by the Court on October 21, 1998, and the Company issued a press release on October 21, 1998, announcing that the Court had cancelled the Settlement Hearing.

       On November 10, 1998, counsel for certain of the defendants in the Stockholder Litigation gave notice pursuant to the Stipulation of Settlement that such defendants were withdrawing from the Stipulation of Settlement in light of the notice given by Trace to the Company and the special committee of the Board of Directors on November 5, 1998 whereby Trace terminated the First Merger Agreement on the grounds that the financing condition in the First Merger Agreement was incapable of being satisfied.

       On November 12, 1998, the plaintiffs in the Stockholder Litigation filed an Amended Class Action Complaint (the "Amended Complaint"). The Amended Complaint named the Company, Trace, Merger Sub, Mr. Marshall S. Cogan, Mr. Andrea Farace, Dr. Stuart Hershon, Mr. John Tunney, and Mr. Etienne Davignon as defendants, alleging that they breached their fiduciary duties to plaintiffs and the other Public Stockholders in connection with the Second Merger, that the proposal to acquire the Public Shares for $12.00 per share lacked entire fairness, that the individual defendants violated 8 Del. Code ss. 251 in approving the Second Merger Agreement, and that Trace and Merger Sub breached the Stipulation of Settlement. On December 2, 1998, plaintiffs served a motion for a preliminary injunction, seeking an Order to preliminarily enjoin the defendants from proceeding with, consummating or otherwise effecting the merger contemplated by the Second Merger Agreement.

       The defendants have denied, and continue to deny, that they have committed or have threatened to commit any violation of law or breaches of duty to plaintiffs or the purported class or any breach of the Stipulation of Settlement. The defendants intend to vigorously defend the Stockholder Litigation. If the Stockholder Litigation is adversely determined, it could have a material adverse effect on the financial position, results of operations and cash flows of the Company.

       In addition, on or about November 18, 1998, a putative class action was filed in the United States District Court for the Eastern District of New York on behalf of all persons who purchased common stock of the Company between March 16, 1998 and October 19, 1998, naming Trace as defendant and alleging that Trace breached a contract between the putative class members and Trace. By order dated January 8, 1999, the Court transferred the action to the United States District Court for the Southern District of New York. Trace made a motion to dismiss the action on February 8, 1999, which motion is pending before the Court, and the Court has stayed all discovery in the action until the motion is decided. Neither the Company nor any of the individual directors of the Company are named as defendants in this litigation.

       Breast Implant Litigation

       As of April 16, 1999, the Company and Trace were two of multiple defendants in actions filed on behalf of approximately 4,321 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 39 residents of Australia, New Zealand, England, and Ireland. The Company believes that the number of suits and claimants may increase. During 1995, the Company and Trace were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final.

       Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from the Company or Trace. Neither the Company nor Trace recommended, authorized, or approved the use of its foam for these purposes. The Company is also indemnified by Trace for any such liabilities relating to foam manufactured prior to October 1990. Although Trace has paid the Company's litigation expenses to date from insurance proceeds Trace received, there can be no assurance that Trace will be able to continue to provide such indemnification. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with the general counsel of Trace, and without taking into account the indemnification provided by Trace, the coverage provided by Trace and the Company's liability insurance and potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either the Company's or Trace's consolidated financial position or results of operations. If management's assessment of the Company's liability with respect to these actions is incorrect, such actions could have a material adverse effect on the financial position, results of operations and cash flows of the Company.

       Other Litigation

       On April 14, 1999, the Company received communications addressed to its Board of Directors from certain of the Company's stockholders regarding aspects of the relationship between Trace and the Company. Such stockholders questioned the propriety of certain relationships and related transactions between Trace and the Company, which previously have been disclosed in the Company's periodic filings. The Company's Board of Directors, in consultation with its special counsel, is in the process of evaluating such communications and what actions, if any, to take with respect thereto.

       In November 1997, a complaint was filed in the United States District Court for the Southern District of Texas alleging that various defendants, including Crain through the use of the CARDIO(R) process licensed from a third party, infringed on a patent held by plaintiff. The Company is negotiating with the licensor of the process for the assumption of the defense of the action by the licensor, however, the action is in the preliminary stages, and there can be no assurance as to the ultimate outcome of the action. Such action could have a material adverse effect on the financial position, results of operations and cash flows of the Company.

       The Company is party to various other lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of the Company that the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on the financial position or results of operations of the Company. If management's assessment of the Company's liability with respect to these actions is incorrect, such actions could have a material adverse effect on the Company's consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

       The Company's common stock is traded through the National Association of Securities Dealers, Inc. National Market System (the "NASDAQ") under the symbol "FMXI". As of April 21, 1999, NASDAQ required the Company to use the symbol "FMXIE" to indicate that the Company was delinquent in its obligation to file its Annual Report on Form 10-K for the year ended December 31, 1998. As the Form 10-K was filed with the Securities and Exchange Commission on April 23, 1999, the Company anticipates that the symbol will revert to "FMXI" on April 27, 1999.

       On April 15, 1999, NASDAQ advised the Company, in writing, that a timely filing of its Annual Report on Form 10-K is a condition for the Company's continuing listing on the NASDAQ pursuant to NASDAQ's Rule 4310(c)(14) and that in order to avoid delisting, the Company must file its Annual Report on Form 10-K by April 26, 1999.

       After the Company filed with the Securities and Exchange Commission, on March 31, 1999, for an extension of time for filing its Annual Report on Form 10-K pursuant to Rule 12b-25 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company failed to file such Annual Report on Form 10-K by April 15, 1999, the date required by the Exchange Act. Such failure to file in a timely fashion will affect the Company's ability to file registration statements on Form S-3, could subject the Company to enforcement action by the Securities and Exchange Commission and, as noted above, could have affected the Company's ability to list its stock through the NASDAQ.

       NASDAQ advised the Company in February 1999 that it was reviewing its qualification for continued listing on NASDAQ because the Company did not hold an Annual Meeting of Stockholders for 1997. The Company advised NASDAQ of the reasons why no meeting was held, which related to the proposed going private transactions that were the subject of merger agreements in 1998, and that a meeting would be held in May 1999.

       The following table sets forth the high and low bid prices for the common stock on the NMS based on information supplied by NASDAQ.

                                                  High              Low
       1999
       Quarter Ended March 31, 1999             $13 3/8           $ 4 26/32

       1998
       Quarter Ended December 31, 1998          $14 3/8           $ 9 7/8
       Quarter Ended September 30, 1998         $17 9/16          $13 3/8
       Quarter Ended June 28, 1998              $18 1/8           $14 3/4
       Quarter Ended March 29, 1998             $18 3/8           $10 7/8

       1997
       Quarter Ended December 28, 1997          $14 3/4           $ 9 3/8
       Quarter Ended September 28, 1997         $15 1/4           $ 9 1/2
       Quarter Ended June 29, 1997              $15 7/8           $12
       Quarter Ended March 30, 1997             $22 1/8           $15

       As of April 9, 1999, there were approximately 150 holders of record of the common stock.

       In December 1997, the Board of Directors approved a dividend of $0.05 per share for holders of record as of January 9, 1998; and was paid on January 19, 1998. This was the only cash dividend paid by the Company on its common stock during the past two fiscal years. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and requirements, restrictions in financing agreements, business conditions and other factors. The Company is a holding company whose assets consist primarily of its wholly owned subsidiaries Foamex L.P. and Foamex Carpet. Consequently, the Company's ability to pay dividends is dependent upon the earnings of Foamex L.P. and Foamex Carpet and any future subsidiaries of the Company and the distribution of those earnings to the Company and loans or advances by Foamex L.P., Foamex Carpet and any such future subsidiaries of the Company. The ability of Foamex L.P. and Foamex Carpet to make distributions is restricted by the terms of their respective financing agreements. Due to such restrictions, the Company is not expected to have access to the cash flow generated by Foamex L.P. and Foamex Carpet for the foreseeable future.

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

                                                                                 Fiscal Year (1) (2)
                                                  1998 (3)(4)        1997 (6)         1996 (7)         1995 (8)          1994
                                                  -----------        --------         --------         --------          ----
                                                                   (thousands, except for earnings per share)
Statements of Operations Data:
   Net sales                                     $ 1,246,396      $   931,095      $   926,351      $   862,834      $   833,660
   Income (loss) from continuing
   operations                                        (69,853)           4,131           32,492          (50,750)          22,211
   Basic earnings (loss) per share from
   continuing operations                               (2.79)            0.16             1.28            (1.92)            0.83
   Diluted earnings (loss) per share from
   continuing operations                               (2.79)            0.16             1.26            (1.92)            0.83

Balance Sheet Data (at period end):
   Total assets                                  $   874,965      $   893,623      $   619,846      $   748,242      $   786,895
   Long-term debt, classified as current (5)         771,092               --               --               --               --
   Long-term debt                                      8,240          735,724          483,344          514,954          502,980
   Stockholders' equity (deficit)                   (204,119)        (113,419)         (58,103)          29,383           92,145

(1) The Company changed its fiscal year to the calendar year during 1998. Prior to the change, the Company had a 52 or 53 week fiscal year ending on the Sunday closest to the end of the calendar year. Each fiscal year presented prior to 1998 was comprised of 52 weeks.

(2)    Fiscal years 1994 through 1995 were restated for discontinued operations.

(3) Includes net restructuring and other credits of $9.7 million (see Note 4 to the consolidated financial statements), and the increase in the valuation allowance for deferred tax assets.

(4) The 1998 financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has violated certain debt covenants and is seeking amendments; however, there can be no assurance that such amendments will be obtained and therefore the Company has reclassified the majority of its long-term debt as current, which raises substantial concern about the Company's ability to continue as a going concern. In addition, the Company has been informed by Trace that Trace has substantial debt obligations and may not have the financial resources to pay these obligations when due within the near future. As a result, Trace creditors could foreclose or otherwise attach the Company's stock. Such an event could result in the acceleration of substantially all of the Company's debt. Management's plans in regard to these matters are described in Note 1 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

       Based on the realization of the deferred tax assets not being more likely than not, the Company has provided a valuation allowance of approximately $56.8 million relating to net deferred tax assets as of December 31, 1998.



(5) As of December 31, 1998, the Company has classified approximately $771.1 million of long-term debt as current. The Company is in the process of negotiating amendments to the debt covenants described in (4) above to become compliant with its debt agreements. There can be no assurance, however, that the covenants will be amended. See Note 1 to the consolidated financial statements.

(6) The Statements of Operations Data includes restructuring and other charges of $21.1 million (see Note 4 to the consolidated financial statements), but does not include the results of operations of Crain which was acquired December 23, 1997 since the effect is insignificant. The Balance Sheet Data included the estimated fair value of the net assets acquired in the Crain Acquisition.

(7) Includes restructuring credits of $6.5 million (see Note 4 to the consolidated financial statements).

(8)    Includes restructuring and other charges of $41.4 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The Company operates in the flexible polyurethane and advanced polymer foam products industry. As of December 31, 1998, the Company's operations are conducted through its wholly owned subsidiaries, Foamex L.P. and Foamex Carpet and consist of the following operating segments (i) foam products, (ii) carpet cushion products, (iii) automotive products, (iv) technical products and (v) other, which primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to the other operating segments and restructuring and other charges. The net sales and income (loss) from operations of these operating segments for each of the last three years are included in
Note 16 of the consolidated financial statements. The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto of the Company included in this Annual Report on Form 10-K.

       The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements and under "Liquidity and Capital Resources" below, the Company's subsidiaries are not in compliance with certain financial covenants contained in the agreements governing approximately $480.4 million principal amount of indebtedness. As a result, the Company has reclassified approximately $771.1 million of long-term debt as current. Such non-compliance provides that the lenders under those agreements upon notice and lapse of time can declare all of such indebtedness to be due. Notwithstanding the fact that to date the lenders have not executed such rights and have granted waivers of such covenants through May 5, 1999 to enable the subsidiaries to negotiate amendments of such covenants; there can be no assurance that such amendments will be obtained and therefore such indebtedness has been classified as current on the Company's financial statements. Such classification raises substantial concern about the Company's ability to continue as a going concern. In addition, the Company has been informed by Trace that Trace had substantial debt obligations that were due at the end of December 1998 and did not have the financial resources to pay those obligations. Subsequently, Trace informed the Company that waivers and/or modifications of such indebtedness had been obtained for at least the near future; however, there can be no assurance that such waivers and/or modifications will remain in effect prior to obtaining a permanent resolution. If Trace were to default on its indebtedness secured by the Company's common stock or other Trace creditors were to take steps constituting a default under such indebtedness (such as filing an involuntary bankruptcy petition), and if the holders of such secured indebtedness were to foreclose on the Company's common stock held by Trace, such event could trigger the acceleration and put rights of substantially all of the debt of the Company as described above. Although management believes that all such debt obligations would be refinanced under such circumstances, there can be no assurance that the Company or its subsidiaries would be able to do so. As a result, Trace creditors could foreclose or otherwise attach the Company's stock. Such an event may result in the acceleration of substantially all of the Company's debt. Management's plans in regard to these matters are described in Note 1 to the consolidated financial statements. In December 1998, the Company established a reserve of $3.0 million against net operating receivables due from Trace. The financial statements do not include any further adjustments that might result from the outcome of these uncertainties.

       On March 16, 1999, the Company announced that it had hired John G. Johnson, Jr. as President, Chief Executive Officer and director of the Company following the resignation of Andrea Farace from the positions of Chairman of the Board, Chief Executive Officer and director of the Company. The Company also announced that it had hired JP Morgan Securities Inc. as a financial advisor to explore strategic alternatives to maximize shareholder value.

       In 1998, the Company received an unsolicited buyout proposal from Trace, the Company's principal stockholder. The Company entered into the First Merger Agreement and the Second Merger Agreement which were subsequently terminated by Trace. See "Business General". The Company incurred $6.5 million in fees associated with the proposed transaction.

       On February 27, 1998, the Company and certain of its affiliates completed the GFI Transaction. See "Business - General". As a result of the GFI Transaction the Company recorded transaction expenses of approximately $1.6 million as other expense and an extraordinary loss on the early extinguishment of debt in the amount of approximately $1.9 million (net of income taxes).

       Acquisitions and Disposition

       On December 23, 1997, the Company acquired Crain pursuant to a merger agreement with Crain Holdings Corp. ("Crain Holdings") for a purchase price of approximately $213.7 million, including the assumption of debt with a face value of approximately $98.6 million (and an estimated fair value of approximately $112.3 million). In addition, fees and expenses associated with the Crain
Acquisition were approximately $13.2 million. In connection with the Crain Acquisition, the Company approved a restructuring/consolidation plan for the two entities. The Company recorded restructuring charges of $21.1 million relating to the restructuring of the Company's operations in connection with the Crain Acquisition and related transactions. In addition, the Company recorded approximately $1.5 million of severance and related costs and $8.5 million for costs associated with the shut down and consolidation of certain facilities acquired in the Crain Acquisition.

       On October 6, 1997, the Company sold its needlepunch carpeting, tufted carpeting and artificial grass products business, located in Dalton, Georgia to Bretlin, Inc., a subsidiary of The Dixie Group, Inc. The sale price was approximately $41.0 million, net of post-closing adjustments which were finalized in December 1997. The Company used the net proceeds of the sale to reduce borrowings under an existing Foamex L.P. credit facility by approximately $38.8 million. The Company incurred an extraordinary loss on early extinguishment of debt of approximately $0.6 million (net of income taxes).

       On June 12, 1997, the Company substantially completed a refinancing plan (the "1997 Refinancing Plan") designed to reduce the Company's interest expense and increase its financing flexibility. The 1997 Refinancing Plan included a tender offer to purchase $489.7 million of the Company's public debt, the payment of $5.2 million of Foamex L.P.'s term loan borrowings under an existing credit facility and the payment of related fees and expenses. In addition, the tender offer included amending the existing indentures to remove substantially all of the restrictive covenants. The Company purchased $459.0 million of public debt under the tender offer and incurred an extraordinary loss on the early extinguishment of debt of approximately $42.0 million (net of income tax benefits of $25.7 million). The 1997 Refinancing Plan was funded by $347.0 million of borrowings under a new credit facility (the "Credit Facility") and the net proceeds from the issuance of $150.0 million principal amount of senior subordinated notes. As a result of the 1997 Refinancing Plan, the Company's total long-term debt increased by $63.9 million. The 1997 Refinancing Plan was designed to reduce the Company's interest expense even after giving effect to the additional borrowings. The Company's future interest expense will vary based on a variety of factors, including fluctuations in interest rates in general. As a result of the 1997 Refinancing Plan, variable rate debt comprised a larger percentage of the Company's overall indebtedness than in the past, and as a result, future fluctuations in interest rates will have a greater impact on the Company's interest expense than in the past.

       On October 1, 1997, the Company redeemed approximately $26.2 million of the approximately $30.7 million of the Company's outstanding public debt that was not tendered as part of the 1997 Refinancing Plan. These redemptions were funded with borrowings under the Credit Facility. In connection with these redemptions, the Company incurred an extraordinary loss on the early extinguishment of debt of approximately $1.3 million (net of income taxes). The remaining outstanding public debt of approximately $4.5 million that was not tendered as part of the 1997 Refinancing Plan was defeased in February 1998 and redeemed in June 1998.

       During 1996, the Company sold Perfect Fit Industries, Inc. ("Perfect Fit") and JPS Automotive L.P. ("JPS Automotive") which comprised the home comfort products and automotive textile business segments, respectively, of the Company. The consolidated financial statements of the Company were restated for discontinued operations and include a net loss of $113.9 million (net of $34.9 million income tax benefit) on the disposal of these business segments, which includes provisions for operating losses during the phase-out period. (See Note 9 to the consolidated financial statements).

       General

       The Company's automotive foam customers are predominantly OEMs or other automotive suppliers. As such, the sales of these product lines are directly related to the overall level of passenger car and light truck production in North America. Also, the Company's sales are sensitive to sales of new and existing homes, changes in personal disposable income and seasonality. The

Company typically experiences two seasonally slow periods during each year, in early July and in late December, due to scheduled plant shutdowns and holidays.

       Operating results for 1999 are expected to be influenced by various internal and external factors. These factors include, among other things, (i) the Company's debt structure and the Company's ability to successfully to amend its Credit Facility and certain other indebtedness, (ii) the Company's capital structure, (iii) continued implementation of the consolidation plan with Crain,
(iv) additional raw material cost increases, if any, by the Company's chemical suppliers, (v) the Company's success in passing on to its customers selling price increases to recover such raw material cost increases and (vi) fluctuations in interest rates.

RESULTS OF OPERATIONS

       In the fourth quarter of 1998 the Company adopted SFAS 131. This rule required companies to report information about their business segments on the basis of how they are managed and evaluated by the chief operating decision-makers. Each of the operating segments is headed by an executive vice president who is responsible for developing plans and directing the operations of the segment.

       The Company's reportable business segments are foam products, carpet cushion products, automotive products and technical products. The foam products segment manufactures and markets foam used by the bedding industry, furniture industry and the retail industry. The carpet cushion products segment distributes prime, rebond, sponge rubber and felt carpet cushion. The automotive products segment supplies foam primarily for automotive interior applications to automotive manufacturers and to industry sub suppliers. The Technical Products segment manufactures and markets reticulated foams and other custom polyester and polyether foams for industrial, specialty and consumer and safety applications.

       The "other" column in the table below represents certain foreign manufacturing operations in Mexico and Asia that do not meet the quantitative threshold for determining reportable segments, corporate expenses not allocated to the other operating segments and restructuring and other charges. Total asset information by operating segment is not reported because many of the Company's facilities produce products for multiple operating segments. Data for 1997 and 1996 has been restated to reflect the implementation of SFAS 131.

                                                 Carpet
                                   Foam         Cushion     Automotive      Technical
                                 Products       Products       Products      Products        Other         Total
                                 --------       --------       --------      --------        -----         -----
1998
Net sales                        $559,690     $300,791       $285,190         $79,140      $21,585    $1,246,396
Income (loss) from operations      35,313       12,005         16,788          14,571       (3,645)       75,032
Depreciation and amortization      18,300        5,529          6,424           2,929        2,203        35,385

1997
Net sales                         334,900      273,920        225,892          76,254       20,129       931,095
Income (loss) from operations      30,665        8,548         24,638          17,886      (26,637)       55,100
Depreciation and amortization      10,539        4,407          3,550           2,470        1,081        22,047

1996
Net sales                         325,067      291,338        227,151          70,325       12,470       926,351
Income (loss) from operations      32,120       18,503         28,397          17,897        4,527       101,444
Depreciation and amortization      10,935        4,450          3,127           2,484        1,357        22,353

1998 Compared to 1997

       Net sales for 1998 were $1,246.4 million as compared to $931.1 million in 1997, an increase of $315.3 million or 33.9%. Income from operations increased $19.9 million or 36.2% to $75.0 million for 1998 from $55.1 million in 1997. The increase in net sales and income from operations was primarily associated with the Crain Acquisition in December 1997, reduced restructuring and other charges and the increase in automotive lamination products during the latter part of 1998 which were offset by the sale of the Dalton, Georgia facility in October

1997. During 1998, selling, general and administrative expenses increased $22.0 million primarily due to costs associated with the integration of Crain and the Company (the "Transition"). Also during 1998, the Company recorded income of $15.1 million for the reversal of 1997 restructuring charges and $5.4 million of other charges associated with the impairment of goodwill on the Montreal Canada operations ($2.3 million), and an allowance for receivables due from Trace ($3.1 million).

       Foam Products

       Foam products net sales for 1998 increased 67.1% to $559.7 million from $334.9 million in 1997 and income from operations increased 15.2% to $35.3 million (6.3% of net sales) from $30.7 million (9.2% of net sales). The increases in net sales and income from operations were primarily associated with the Crain Acquisition in December 1997. The decrease in income from operations as a percentage of net sales was primarily the result of (i) costs of $4.0 million associated with the Transition, including inventory adjustments for facilities affected by the consolidation of manufacturing facilities, (ii) operating inefficiencies and logistics costs of $2.5 million associated with the sales of juvenile and other consumer products sold through mass merchandisers and discount stores; (iii) operating losses and inefficiencies of $1.0 million resulting from the fires at Orlando, Florida and Cornelius, North Carolina, (iv) selling price decreases of $0.5 million resulting from competitive pricing pressures due to market share challenges from competitors and the (v) inherently lower margins of Crain when compared with the Company's historical margins. In addition, operating margins decreased in 1998 since the Company carried the operating costs of both companies during the Transition.

       Carpet Cushion Products

       Carpet cushion products net sales for 1998 increased 9.8% to $300.8 million from $273.9 million in 1997 primarily due to an increase in net sales associated with the Crain Acquisition in December 1997 offset by the sale of the Dalton, Georgia facility in October 1997. Income from operations increased 40.4% to $12.0 million (4.0% of net sales) from $8.5 million (3.1% of net sales). The increase was primarily associated with the Crain Acquisition in December 1997 and was offset by increased costs of $1.0 million associated with the Orlando fire, costs related to the Transition of $0.9 million and the sale of the Dalton, Georgia facility. In addition, Crain's carpet cushion products provided slightly higher margins than the Company's products.

       Automotive Products

       Automotive products net sales for 1998 increased 26.3% to $285.2 million from $225.9 million in 1997 and income from operations decreased 31.9% to $16.8 million (5.9% of net sales) from $24.6 million (10.9% of net sales). The increase in net sales was associated with increased volume of lamination products. Income from operations decreased principally as a result of (i) higher costs of $3.0 million incurred during the start up phase of new lamination business at the Mexican border, (ii) contract price reductions of approximately $1.1 million and (iii) losses of $1.0 million associated with the production of thermoformable headliners.

       Technical Products

       Technical Products net sales for 1998 increased 3.8% to $79.1 million from $76.3 million in 1997 and income from operations decreased 18.5% to $14.6 million (18.4% of net sales) from $17.9 million (23.5% of net sales). The increased net sales were primarily associated with the Company's industrial gasketing and sealing products. The decrease in income from operations was primarily associated with a higher mix of lower margin industrial products and production inefficiencies on certain products.

       Other

       Other primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to the other operating segments and restructuring and other charges. The increase in net sales associated with this segment was associated with the facility in Mexico City that began operations in the second half of 1997. The increase in income from operations was primarily associated with a reversal of $15.1 million of restructuring charges set up in 1997, offset by accounts receivable and inventory problems of $8.5 million at the Mexico City facility, start up costs of $2.5 million for the Company's Asian subsidiary and duplicate administrative costs incurred during the Transition.

       Income (Loss) from Continuing Operations

       Income (loss) from continuing operations decreased to a loss of $69.8 million for 1998 as compared to income of $4.1 million in 1997. The decrease is primarily due to an increase of approximately $21.7 million in interest and debt issuance expense, a decrease of $16.5 million in other income (expense), net and an increase of $55.7 million in the provision for income taxes, discussed below, offset by an increase in income from operations, as previously discussed. The increase in interest and debt issuance expense is primarily due to the debt incurred in connection with the Crain Acquisition offset by the favorable effect of the 1997 Refinancing Plan. The decrease in other income (expense), net is due to primarily associated with (i) costs of $2.1 million related to the GFI Transaction, (ii) foreign currency losses of $3.0 million in Mexico and Canada,
(iii) fees of $6.5 million associated with financial and legal advisors used by the Company in the buy-out proposal (as discussed previously) and (iv) a writedown of $1.1 million in the investment in Trace Global Fund.

       Income Taxes

       The 1998 provision for income taxes of $58.2 million represents an increase in valuation allowance of $56.2 million for deferred tax assets as the Company has determined that as of December 31, 1998, it will be more likely than not to have insufficient future income to utilize its net operating losses and realize other deferred income tax assets. See Note 11 to the consolidated financial statements. In addition, the Company did not recognize the tax benefits associated with losses in Mexico since it appears likely that such net operating losses will not be able to be realized in the near future. At December 31, 1998, the Company had approximately $120.0 million of regular tax net operating loss carryforwards for federal income tax purposes expiring from 2010 to 2012.

       Extraordinary Loss

       The extraordinary loss on early extinguishment of debt in 1998 of $1.9 million (net of $1.3 million income tax benefit) was primarily associated with the write-off of debt issuance costs in connection with the GFI Transaction. The extraordinary loss on early extinguishment of debt in 1997 of $44.5 million (net of $27.3 million income tax benefit) primarily relates to the write-off of debt issuance costs and redemption premiums associated with the early extinguishment of long-term debt in connection with the 1997 Refinancing Plan.

1997 Compared to 1996

       Net sales for 1997 were $931.1 million as compared to $926.4 million in 1996, an increase of $4.7 million or 0.5%. The increase in net sales was primarily associated with the foam products segment due to higher sales volume of bedding related products and expansion of facilities in Mexico City. Income from operations was $55.1 million for 1997 as compared to $101.4 million in 1996. The decrease was primarily due to unrecovered raw material cost increases, product mix change to lower margin products, 1997 restructuring and other charges of $21.1 million as compared to a restructuring credit of $6.5 million in 1996, and an increase in selling, general and administrative expenses of $8.8 million for 1997 as compared to 1996. The 1997 restructuring and other charges are related to the restructuring of the Company's operations in connection with the Crain Acquisition. The increase in selling, general and administrative expenses is the result of increases in the provision for uncollectible accounts, employee compensation and incentives, research and development costs, and travel and promotion costs associated with the launching of new products and international expansion.

       Foam Products

       Foam products net sales for 1997 increased 3.0% to $334.9 million from $325.1 million in 1996 primarily due to increased net sales volume from both new and existing customers of bedding related products. Income from operations decreased 4.5% to $30.7 million (9.2% of net sales) from $32.1 million (9.9% of net sales). The decreases were primarily associated with unrecovered material cost increases offset by an increase in net sales.

       Carpet Cushion Products

       Carpet cushion products net sales for 1997 decreased 6.0% to $273.9 million from $291.3 million in 1996. Income from operations decreased 53.8% to $8.5 million (3.1% of net sales) from $18.5 million (6.4% of net sales). The decrease was primarily associated with (i) the sale in October 1997 of the Dalton, Georgia facility which manufactured needlepunch carpeting, tufted carpeting, and artificial grass products and had net sales of approximately $8.3 million in the fourth quarter of 1996, (ii) reduction in rebond carpet cushion selling prices due to lower trim material costs, and (iii) a shift in product mix from higher price carpet cushion to lower price carpet cushion.

       Automotive Products

       Automotive products net sales for 1997 decreased 0.6% to $225.9 million from $227.2 million in 1996. Income from operations decreased 13.2% to $24.6 million (10.9% of net sales) from $28.4 million (12.5% of net sales). The decrease in operating margin was associated with a shift in product mix to increased volume of lower margin lamination products from higher margin roll goods.

       Technical Products

       Technical Products net sales for 1997 increased 8.5% to $76.3 million from $70.3 million in 1996 primarily due to increased net sales volume of commercial and industrial products. Income from operations was unchanged at $17.9 million (23.5% of net sales) in 1997 compared to $17.9 million (25.4% of net sales) in 1996. The decrease in percentage of income from operations to net sales was primarily associated with a higher mix of lower margin industrial products in 1997 as compared to higher margin commercial products in 1996.

       Other

       Other primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to the other operating segments and restructuring and other charges. The increase in net sales was primarily associated with the expansion of facilities in Mexico City. The decrease in income from operations was primarily associated with the start up in Mexico City and $21.1 million of restructuring and other charges in 1997 as compared to $6.5 million of income in 1996.

       Income from Continuing Operations

       Income from continuing operations was $4.1 million for 1997 as compared to $32.5 million in 1996. The decrease is primarily due to the reasons cited above offset by a decrease in interest and debt issuance expense of $3.3 million. The decrease in interest and debt issuance expense is primarily due to the favorable impact of the 1997 Refinancing Plan.

       Income Taxes

       The 1997 effective income tax rate for continuing operations was approximately 38.0% as compared to 33.9% for 1996. The 1996 income taxes included a net benefit of approximately $3.0 million associated with the reversal of valuation allowances offset by the impact of permanent differences and other matters. The reversal of the valuation allowances resulted from a determination in 1996 that a subsidiary that files separate federal income tax returns would more likely than not have sufficient taxable income to utilize its net operating loss carryforwards and other deferred income tax assets as a result of improved continuing operations and divestiture of a subsidiary that historically incurred taxable losses.

       Discontinued Operations

       The loss from discontinued operations of $2.0 million (net of income taxes) in 1997 relates to the final post-closing settlement regarding the December 1996 sale of JPS Automotive. The loss from discontinued operations of $114.5 million in 1996 relates to the net loss on the 1996 sale of the home comfort products and automotive textile business segments which consisted primarily of the net assets of Perfect Fit and JPS Automotive, respectively, and the operating income (loss) of both entities through their respective closing dates. See Note 9 to the consolidated financial statements for further discussion.

       Extraordinary Loss

       The extraordinary loss on early extinguishment of debt of $44.5 million (net of income taxes) primarily relates to the write-off of debt issuance costs and redemption premiums associated with the early extinguishment of long-term debt in connection with the 1997 Refinancing Plan.

Liquidity and Capital Resources

       Liquidity

       The Company is a holding company whose operations are conducted through its wholly owned subsidiaries, Foamex L.P. and Foamex Carpet. The liquidity requirements of the Company consist primarily of the operating cash requirements of its two principal subsidiaries.

       Foamex L.P.'s operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures. The Company believes that cash flow from Foamex L.P.'s operating activities, cash on hand and periodic borrowings under the Credit Facility, if necessary, (provided that such Credit Facility is successfully amended, as described below) will be adequate to meet Foamex L.P.'s liquidity requirements. The ability to meet such liquidity requirements could be impaired if Foamex L.P. were to fail to comply with any covenants contained in the Credit Facility and such noncompliance was not cured by Foamex L.P. or waived by the lenders. Foamex L.P. amended its Credit Facility in March 1999. The amendment adjusted financial covenants, among other things, as of December 31, 1998 and provided for future measurement periods taking into account Foamex L.P.'s estimated operating results and financial condition for 1998 and management expectations regarding future measurement periods. As the Foamex L.P. actual 1998 net loss was worse than originally estimated, on April 15, 1999, Foamex L.P. obtained a waiver through May 5, 1999, of the financial covenants contained in the Credit Facility and certain events of default arising out of its Mexican operations, in order to enable it to negotiate a further amendment of the Credit Facility. There can be no assurance that such an amendment will be obtained, and the failure to obtain such an amendment would have a material adverse effect on Foamex L.P. and the Company. The ability of Foamex L.P. to make distributions to the Company is restricted by the terms of its financing agreements; therefore, neither the Company nor Foamex Carpet is expected to have access to the cash flow generated by Foamex L.P. for the foreseeable future.

       Foamex Carpet's operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures. The Company believes that cash flow from Foamex Carpet's operating activities, cash on hand and periodic borrowings under Foamex Carpet's credit facility (the "Foamex Carpet Credit Facility"), if necessary, (provided that such Foamex Carpet Credit Facility is successfully amended, as described below) will be adequate to meet Foamex Carpet's liquidity requirements. The ability to meet such liquidity requirements could be impaired if Foamex Carpet were to fail to comply with any covenants contained in the Foamex Carpet Credit Facility and other financing arrangements and such noncompliance was not cured by Foamex Carpet or waived by the lenders. Foamex Carpet amended the Foamex Carpet Credit Facility and other financing arrangements in March 1999. The amendments adjusted financial covenants, among other things, as of December 31, 1998 and provided for future measurement periods taking into account Foamex Carpet's estimated operating results and financial conditions for 1998 and management expectations regarding future measurement periods. As the Foamex Carpet actual 1998 earnings was worse than originally projected, on April 15, 1999, Foamex Carpet obtained waivers through May 5, 1999, of the financial covenants contained in the Foamex Carpet Credit Facility and other financial arrangements, in order to enable it to negotiate further amendments of the Foamex Carpet Credit Facility and the other financial arrangements. There can be no assurance that such amendments will be obtained, and the failure to obtain such amendments would have a material adverse effect on Foamex Carpet and the Company. The ability of Foamex Carpet to make distributions to the Company is restricted by the terms of its financing agreements; therefore, neither the Company nor Foamex L.P. is expected to have access to the cash flow generated by Foamex Carpet for the foreseeable future.

       Certain credit agreements and promissory notes of Foamex L.P. and Foamex Carpet pursuant to which approximately $505.2 million of debt has been issued contain provisions that would result in the acceleration of such indebtedness if Trace were to cease to own at least 30% of the outstanding common stock of the Company. Similarly, certain indentures of Foamex L.P. and Foamex Capital Corporation relating to approximately $248.0 million of senior subordinated notes contain provisions that provide the holders of such senior subordinated notes with the right to require the issuers thereof to repurchase such senior subordinated notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if Trace falls below certain specified ownership levels of common stock and other persons or group owns a greater percentage of common stock than Trace. Trace has previously informed the Company that it had substantial debt obligations that were due at the end of December 1998 and did not have the financial resources to pay those obligations. Subsequently, Trace informed the Company that waivers and/or modifications of such indebtedness had been obtained for at least the near future; however, there can be no assurance that such waivers and/or modifications will remain in effect prior to obtaining a permanent resolution. If Trace were to default on its indebtedness secured by the Company's common stock or other Trace creditors were to take steps constituting a default under such indebtedness (such as filing an involuntary bankruptcy petition), and if the holders of such secured indebtedness were to foreclose on the Company's common stock held by Trace, such event could trigger the acceleration and put rights of substantially all of the debt of the Company as described above. Although management believes that all such debt obligations would be refinanced under such circumstances, there can be no assurance that the Company or its subsidiaries would be able to do so.

       The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's subsidiaries are not in compliance with certain financial covenants contained in the agreements governing approximately $480.4 million principal amount of indebtedness. As a result, the Company has reclassified approximately $771.1 million of long-term debt as current. Such non-compliance provides the lenders under those agreements, with the right, upon the notice and lapse of time to declare all of such indebtedness to be due. To date the lenders have not executed such rights and have granted the Company a waiver of such covenants through May 5, 1999 to enable the Company to negotiate an amendment of such covenants; there can be no assurance that such amendments will be obtained and therefore such indebtedness has been classified as current on the Company's financial statements. Such classification raises substantial doubt about the Company's ability to continue as a going concern. In addition, the Company has been informed by Trace that Trace had substantial debt obligations that were due at the end of December 1998 and did not have the financial resources to pay those obligations. Subsequently, Trace informed the Company that waivers and/or modifications of such indebtedness had been obtained for at least the near future; however, there can be no assurance that such waivers and/or modifications will remain in effect prior to obtaining a permanent resolution. If Trace were to default on its indebtedness secured by the Company's common stock or other Trace creditors were to take steps constituting a default under such indebtedness (such as filing an involuntary bankruptcy petition), and if the holders of such secured indebtedness were to foreclose on the Company's common stock held by Trace, such event could trigger the acceleration and put rights of substantially all of the debt of the Company as described above. Although management believes that all such debt obligations would be refinanced under such circumstances, there can be no assurance that the Company or its subsidiaries would be able to do so. As a result, Trace creditors could foreclose or otherwise attach the Company's stock. Such an event may result in the acceleration of substantially all of the Company's debt. In December 1998, the Company established a reserve of $3.0 million against net operating receivables due from Trace. The financial statements do not include any further adjustments that might result from the outcome of these uncertainties.

       The Company has reclassified substantially all of its debt from long-term debt to reflect such debt as current liabilities. If, however, the Company's subsidiaries are able to amend the relevant covenants in their credit agreements and other financial arrangements, the Company may be able to reclassify the liabilities as long-term debt. However, there can be no assurance that the Company's subsidiaries will be able to obtain the necessary amendments, or if obtained, that it will once again be able to classify such liabilities as long-term.

       Cash and cash equivalents remained fairly constant during 1998 with $12.6 million at December 31, 1998 as compared to $12.0 million at December 28, 1997. Cash and cash equivalents decreased $10.2 million during 1997 to $12.0 million at December 28, 1997 from $22.2 million at December 29, 1996 primarily due to the decrease in net cash provided by operating activities. Excluding the reclassification of other long-term debt to current, working capital decreased

$4.4 million during 1998 to $134.1 million at December 31, 1998 from $138.5 million at December 28, 1997 primarily due to a $8.2 million increase in net operating assets and liabilities and a $12.7 million decrease in accrued restructuring and plant consolidation offset by a $22.5 million increase in accrued liabilities. Net operating assets and liabilities (comprised of accounts receivable, inventories and accounts payable) increased $8.2 million to $172.5 million at December 31, 1998 as compared to $164.3 million at December 28, 1997. The increase was primarily due to increases in accounts receivable and inventories offset by an increase in accounts payable. The increase in accounts receivable was primarily associated with the timing of cash receipts from major customers. The increase in inventories was primarily due to year-end purchases of raw materials to maintain favorable pricing with chemical suppliers and projected net sales during the first quarter of 1999. In addition, inventories increased because of lower than anticipated sales during the month of December 1998. The increase in accounts payable is primarily associated with the year-end purchase of raw material inventories. The decrease in accrued restructuring and plant consolidation was primarily associated with the payment of costs for closure of facilities during 1998. The increase in other accrued liabilities is primarily associated with an increase in workers compensation liabilities, $7.3 million for checks issued to be funded under the Credit Facility and other general increases. Working capital increased $1.9 million during 1997 to $138.5 million at December 28, 1997 from $136.6 million at December 29, 1996 primarily due to the increase in operating assets. Net operating assets and liabilities (comprised of accounts receivable, inventories and accounts payable) increased $21.4 million during 1997 to $164.3 million at December 28, 1997 from $142.9 million at December 29, 1996 primarily due to increases in accounts receivable and inventories offset by an increase in accounts payable. These increases are primarily associated with the Crain Acquisition. The Company's restructuring/consolidation plan includes accruals of approximately $16.7 million of cash charges of which $4.7 million is expected to be paid during 1999.

       As of December 31, 1998, there were $139.4 million of revolving credit borrowings, at an average interest rate of 7.89%, under the Credit Facility with $6.5 million available for borrowing and approximately $49.1 million of letters of credit outstanding which are supported by the Credit Facility. Borrowings by Foamex Canada Inc. as of December 31, 1998 were approximately $2.9 million, at an interest rate of 7.25%, under Foamex Canada Inc.'s revolving credit agreement with unused availability of approximately $2.3 million. Foamex Carpet had no outstanding borrowings under the Foamex Carpet Credit Facility at December 31, 1998 with unused availability of $19.3 million and including approximately $0.7 million of letters of credit outstanding which are supported by the Foamex Carpet Credit Facility.

       Cash Flow from Operating Activities

       Cash flow from continuing operations was a negative $13.9 million and a positive $0.4 million and $41.3 million in 1998, 1997, and 1996, respectively. Cash flow from continuing operations decreased in 1998 as compared to 1997 primarily as a result of the loss from continuing operations, as described above, and an increased use of cash by the operating assets and liabilities. Cash flow from continuing operations decreased in 1997 as compared to 1996 primarily as a result of the use of approximately $44.0 million of cash for premiums and costs associated with the 1997 Refinancing Plan offset by decreased cash used for operating assets and liabilities.

       Cash Flow from Investing Activities

       From the beginning of 1996 through 1998, the Company spent approximately $90.5 million on capital improvements. The expenditures included: (i) the construction of a facility in Mexico City, Mexico to improve manufacturing efficiencies and to meet the growing local demand for foam products; (ii) the expansion and modernization of a facility in Orlando, Florida to improve manufacturing efficiencies, (iii) installation of more efficient foam production line systems and fabricating equipment in a number of manufacturing facilities and (iv) installation of flame laminators to support the increased volume of automotive laminated products. The Company expects to reduce capital expenditures from historical levels for the foreseeable future.

       On December 23, 1997, the Company acquired Crain pursuant to a merger agreement with Crain Holdings for a purchase price of approximately $213.7 million, which was primarily funded with $118.0 million of bank borrowings under the Credit Facility and the assumption of debt with a face value of approximately $98.6 million (and an estimated fair value of approximately $112.3 million). Fees and expenses associated with the Crain Acquisition were approximately $13.2 million.

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

       Cash Flow from Financing Activities

       In connection with the GFI Transaction in March 1998, the Company extinguished approximately $125.1 million of term loans under the Credit Facility funded with $129.0 million of new term loan agreements by Foam Funding LLC. See Note 13 to the consolidated financial statements. In addition, during March 1998, Foamex L.P. defeased the outstanding $4.5 million of senior secured notes due 2000.

       On June 12, 1997, the Company substantially completed the 1997 Refinancing Plan designed to reduce the Company's interest expense and increase its financing flexibility. The 1997 Refinancing Plan included a tender offer to purchase $489.7 million of the Company's public debt, the payment of $5.2 million of Foamex L.P.'s term loan borrowings under an existing credit facility and the payment of related fees and expenses. In addition, the tender offer included amending the existing indentures to remove substantially all of the restrictive covenants. The Company purchased $459.0 million of public debt under the tender offer and incurred an extraordinary loss on the early extinguishment of debt of approximately $42.0 million (net of income tax benefit of $25.7 million). The 1997 Refinancing Plan was funded by $347.0 million of borrowings under the Credit Facility and the net proceeds from the issuance of $150.0 million principal amount of senior subordinated notes. As a result of the 1997 Refinancing Plan, the Company's total long-term debt increased by $63.9 million. The 1997 Refinancing Plan was designed to reduce the Company's interest expense even after giving effect to the additional borrowings. The Company's future interest expense will vary based on a variety of factors, including fluctuations in interest rates in general. As a result of the 1997 Refinancing Plan, variable rate debt comprised a larger percentage of the Company's overall indebtedness than in the past, and as a result, future fluctuations in interest rates will have a greater impact on the Company's interest expense than in the past.

       On October 1, 1997, the Company redeemed approximately $26.2 million of the approximately $30.7 million of the Company's outstanding public debt that was not tendered as part of the 1997 Refinancing Plan. These redemptions were funded with borrowings under the Credit Facility. In connection with these redemptions, the Company incurred an extraordinary loss on the early extinguishment of debt of approximately $1.3 million (net of income taxes). The remaining outstanding public debt of approximately $4.5 million that was not tendered as part of the 1997 Refinancing Plan was defeased in February 1998 and redeemed in June 1998.

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

       During 1997 and 1996, the Company purchased shares of its common stock for an aggregate cost of $5.7 million and $6.3 million, respectively, under programs authorized by the Board of Directors to purchase up to 3.0 million shares of the Company's common stock.

Environmental Matters

       The Company is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with the Company's compliance with such laws and regulations did not have a material adverse effect on operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by the Company in connection with environmental matters as of December 31, 1998 was $4.8 million. Although it is possible that new information or future developments could require the Company to reassess its potential exposure to all pending environmental matters, including those described in the footnotes to the Company's consolidated financial statements, the Company believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position. See "Legal Proceedings - Environmental Matters."

Inflation and Other Matters

       There was no significant impact on the Company's operations as a result of inflation during the prior three year period; however, during 1998, 1997 and 1996, the Company's results of operations were adversely affected by raw material cost increases. The Company attempts to offset raw material cost increases through selling price increases; however, there can be no assurance that the Company will be successful in implementing selling price increases or that competitive pricing pressure will not require the Company to adjust selling prices. Results of operations have been and could be adversely affected by delays in implementing, or the inability of the Company to implement, selling price increases to offset raw material cost increases. For example, the Company's results of operations in 1998, 1997 and 1996 were adversely affected by net unrecovered raw material costs. See "Results of Operations" for a discussion of the impact of raw material price increases. In some circumstances, market conditions or customer expectations may prevent the Company from increasing the price of its products to offset the inflationary pressures that may increase its costs in the future.

Year 2000 Compliance

       The Company uses numerous business information systems as well as manufacturing support systems that could be impacted by the "Year 2000 Problem". The Year 2000 Problem arises from computer programs that were written using two digits rather than four to designate the year. In connection with the Year 2000 Problem, date-sensitive computer software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations which would cause significant operational disruptions.

       The  Company  has  a  Year  2000  Executive  Sponsor  Team  comprised  of representatives of the Company. The Year 2000 Executive Sponsor Team is providing direction to and receiving reports from the Year 2000 Steering
Committee (the "Steering Committee") within the organization. The Steering Committee has completed an assessment of the state of readiness of the Information Technology ("IT") and non-IT systems of the Company. These assessments cover desktop computers, environmental systems, manufacturing systems (including laboratory information systems) field instrumentation, and significant third party vendor and supplier systems, which include employee compensation and benefit plan maintenance systems. The Steering Committee is also in the process of assessing the readiness of the Company's significant customers and suppliers.

       The Year 2000 assessment process for each facility consists of an inventory of Year 2000 sensitive equipment, an assessment of the impact of possible failures, determination of required remediation actions, if any, and testing and implementation of these solutions. The inventory, assessment, remediation and testing phases were completed at the end of 1998, with fail safe testing and final implementation currently taking place in 1999. The progress of these phases as of March 31, 1999 is summarized as follows.

       The Company completed the inventory and assessment phases of the project by December 31, 1998. These phases consisted of a visit to each critical location by team members to promote awareness of the project and verify the initial inventory provided by the contact at each facility. Testing plans were developed which included correspondence with suppliers regarding date-sensitive devices. In addition, local management was advised of their roles and responsibilities in connection with the Year 2000 Problem.

       The Company completed the remediation and testing of critical business information computer systems as of December 31, 1998. The completion of these phases included the modification of several million lines of system code, the conversion of the systems acquired from Crain to standard business information computer systems, upgrading system hardware and operating system software, testing of the applicable systems in a development testing area, and the migration of the remediated systems into the production environment.

       The Company estimates it will spend $2.0 million in connection with the Year 2000 Problem. The spending estimate will be refined as phases of the project are completed. Spending on the Year 2000 Problem is funded by cash generated from operations.

       Management believes that all significant systems controlled by the Company will be Year 2000 ready in the latter half of 1999. While the Steering Committee is communicating readiness to third party customers, as requested, and is assessing the readiness of critical suppliers, there can be no assurance that third parties with a significant business relationship will successfully test, reprogram, and replace all of their IT and non-IT systems on a timely basis. As part of the overall response to the Year 2000 Problem, the Company is in the process of developing contingency plans in the event of Year 2000 non-compliance of certain systems or third parties. Details of such contingency plans will be determined after the Steering Committee has completed its assessment of its supply chain, other third parties and the potential for possible failures.

       There is inherent uncertainty in connection with the Year 2000 Problem due to the possibility of unanticipated failures by third party customers and suppliers. Accordingly, the Company is unable, at this time, to assess the extent and resulting materiality of the impact of possible Year 2000 failures on its operations, liquidity or financial position. The Year 2000 assessment, remediation, and testing process continues to provide information in order to reduce the level of uncertainty regarding the impact of the Year 2000 Problem. Management believes that if the Company's solutions to the Year 2000 Problem are completed as scheduled such solutions may help minimize the possibility of significant disruptions to the Company's operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       An index to the financial statements and the required financial statement schedules is set forth in Item 14.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

       Not applicable.

PART III

       The information required by this Part III (Items 10, 11, 12 and 13) is hereby incorporated by reference pursuant to Reg. 12b-23 of the Exchange Act to the Company's definitive proxy statement which is expected to be filed pursuant to Regulation 14A of the Exchange Act no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    Financial statements

            Foamex International Inc. and Subsidiaries:
              Report of Independent Accountants                            F-2
              Consolidated Balance Sheets as of December 31, 1998
                and December 28, 1997                                      F-3
              Consolidated Statements of Operations for the years
                ended 1998, 1997, and 1996                                 F-5
              Consolidated Statements of Cash Flows for the years
                ended 1998, 1997, and 1996                                 F-6
              Consolidated Statements of Stockholders' Equity
              (Deficit) for the years ended 1998, 1997, and 1996           F-7
              Notes to Consolidated Financial Statements                   F-8
            Foamex International Inc. and Subsidiaries
            Financial Statement Schedules:
             Schedule I - Condensed Financial Information of Registrant    S-2
             Schedule II - Valuation and Qualifying Account                S-5

(b)    Reports on Form 8-K.

              Form 8-K, dated September 2, 1998 announcing commencement of tender offer for $248.0 million of public debt. Form 8-K, dated October 16, 1998 reporting the termination of the First Merger Agreement.

              Form 8-K, dated November 4, 1998 reporting the change in fiscal year from 52-53 week to calendar year for the Company, Foamex L.P., and Foamex Capital Corporation.

              Form 8-K, dated November 5, 1998 reporting the signing of the Second Merger Agreement.

              Form 8-K, dated January 8, 1999 reporting the termination of the Second Merger Agreement.

              Form 8-K, dated March 11, 1999 reporting press release involving preliminary earnings, appointment of John G. Johnson, Jr. and amendments to credit agreements, guarantee and promissory notes.

              Form 8-K, dated April 20, 1999 reporting update to preliminary earnings.

(c)      Exhibits

2.1(x)        -  Transfer  Agreement,  dated as of  February  27,  1998,  by and between Foam Funding LLC and Foamex L.P.
2.2(x)        - Asset Purchase Agreement,  dated as of February 27, 1998, by and among  Foamex  Carpet  Cushion,  Inc.  ("Foamex  Carpet"),  Foamex
              International Inc. ("Foamex International"),  Foam Funding LLC and
              General Felt Industries, Inc. ("General Felt").
2.3(z)        - Agreement  and Plan of Merger,  dated as of November 5, 1998, by and among Foamex International, Trace International Holdings, Inc.
              and Trace Merger Sub Corp.
2.4(aa)       - Agreement and Plan of Merger,  dated as of June 25, 1998, by and among Trace International  Holdings,  Inc., Trace Merger Sub, Inc.
              and Foamex International Inc.
2.5(z)        - Notice of termination of Agreement and Plan of Merger,  dated as of November 5, 1998, from Trace  International  Holdings,  Inc. to
              Foamex International Inc.
3.1(a)        - Certificate of Limited Partnership of Foamex L.P.
3.2.1(a)      - Fourth Amended and Restated Agreement of Limited  Partnership of
              Foamex L.P., dated as of December 14, 1993, by and among FMXI, Inc. ("FMXI") and Trace Foam Company, Inc. ("Trace Foam"), as general partners, and Foamex International, as a limited partner
              (the "Partnership Agreement").

3.2.2(b)      - First  Amendment to the  Partnership  Agreement,  dated June 28,
              1994.
3.2.3(c)      - Second  Amendment to the Partnership  Agreement,  dated June 12,
              1997.
3.2.4(v)      - Third Amendment to the Partnership Agreement, dated December 23,
              1997.  3.2.5(x) - Fourth  Amendment to the Partnership  Agreement,
              dated February 27, 1998.
3.3(y)        - Certificate of Incorporation of FMXI.
3.4(y)        - By-laws of FMXI.
3.5(k)        -  Certificate  of  Incorporation  of Foamex  Capital  Corporation
              ("FCC").
3.6(k)        - By-laws of FCC.
3.7.1(a)      - Certificate of Incorporation of Foamex International.
3.7.1         -   Amendment   to   Certificate   of   Incorporation   of  Foamex
              International.
3.7.2(cc)     - Certificate  of  Incorporation  of Foamex Carpet  Cushion,  Inc.
              ("Foamex Carpet")
3.8(a)        - By-laws of Foamex International.
3.8.1(cc)     - By-laws of Foamex Carpet.
4.1.1(d)      - Indenture,  dated as of June 12, 1997, by and among Foamex L.P.,
              FCC,  the  Subsidiary  Guarantors  and The  Bank of New  York,  as
              trustee,  relating  to  $150,000,000  principal  amount  of 9 7/8%
              Senior Subordinated Notes due 2007 (the "9 7/8% Notes"), including the form of Senior Subordinated Note and Subsidiary Guarantee.
4.1.2(v)      - First  Supplemental  Indenture,  dated as of December  23, 1997, between  Foamex LLC ("FLLC") and The Bank of New York, as trustee, relating to the 9 7/8% Notes.
4.1.3(x)      - Second  Supplemental  Indenture,  dated as of February 27, 1998, among Foamex L.P. and FCC, as joint and several obligors,  General
              Felt,  Foamex  Fibers,  Inc.  (`Foamex  Fibers"),   and  FLLC,  as
              withdrawing  guarantors,  and The Bank of New  York,  as  trustee, relating to the 9 7/8% Notes.
4.1.4(d)      - Registration Rights Agreement, dated as of June 12, 1997, by and among Foamex L.P.,  FCC,  General  Felt,  Foamex  Fibers,  and all
              future direct or indirect domestic  subsidiaries of Foamex L.P. or
              FCC,  and  Donaldson,  Lufkin & Jenrette  Securities  Corporation,
              Salomon  Brothers  Inc.  and Scotia  Capital  Markets,  as Initial
              Purchasers.
4.2.1(v)      - Indenture,  dated as of December  23, 1997,  by and among Foamex
              L.P.,  FCC, the Subsidiary  Guarantors,  Crain Holdings  Corp., as
              Intermediate  obligator,  and The Bank of New  York,  as  trustee, relating  to  $98,000,000  principal  amount  of  13  1/2%  Senior
              Subordinated  Notes due 2005 (the "13 1/2% Notes"),  including the form of Senior Subordinated Note and Subsidiary Guarantee.
4.2.2(x)      - First  Supplemental  Indenture,  dated as of February  27, 1998, among Foamex L.P. and FCC, as joint and several obligors,  General
              Felt,  Foamex Fibers and FLLC, as  withdrawing  guarantors,  Crain
              Industries,  Inc., as withdrawing  intermediate  obligor,  and The
              Bank of New York, as trustee, relating to the 13 1/2% Notes.
4.3(x)        - Discharge of  Indenture,  dated as of February 27, 1998,  by and among Foamex L.P.,  General Felt,  Foamex  International and State
              Street Bank and Trust Company, as trustee,  relating to the 9 1/2%
              Senior Secured Notes due 2000.
4.4.1(x)      - Credit  Agreement,  dated as of June 12,  1997,  as amended  and restated as of February  27, 1998,  by and among Foamex L.P.,  and
              FMXI, the institutions from time to time party thereto as lenders, the institutions from time to time party thereto as issuing banks,
              and  Citicorp  USA,   Inc.  and  The  Bank  of  Nova  Scotia,   as
              Administrative Agents.
4.4.1.2(bb)   - Amendment No. 2 to Foamex L.P. Credit Agreement, dated March 11,
              1999.
4.4.2(x)      - Second Amended and Restated Foamex International Guaranty, dated as of February 27, 1998, made by Foamex International in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.3(x)      - Amended and Restated Partnership Guaranty,  dated as of February
              27, 1998, made by FMXI in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.4(p)      - Foamex Guaranty,  dated as of June 12, 1997, made by Foamex L.P.
              in favor of Citicorp USA,  Inc., as Collateral  Agent.
4.4.5(p)      - Subsidiary  Guaranty,  dated as of June 12, 1997, made by Foamex
              Latin America,  Inc. in favor of Citicorp USA, Inc., as Collateral
              Agent.
4.4.6(p)      - Subsidiary  Guaranty,  dated as of June 12, 1997, made by Foamex
              Mexico, Inc. in favor of Citicorp USA, Inc., as Collateral Agent.

4.4.7(p)      - Subsidiary  Guaranty,  dated as of June 12, 1997, made by FCC in favor of Citicorp  USA,  Inc.,  as  Collateral  Agent.  4.4.8(p) -
              Subsidiary  Guaranty,  dated as of June 12,  1997,  made by Foamex
              Mexico II, Inc.  in favor of Citicorp  USA,  Inc.,  as  Collateral
              Agent.
4.4.9(p)      - Subsidiary  Guaranty,  dated as of June 12, 1997, made by Foamex
              Asia, Inc. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.10(p)     - Subsidiary Pledge Agreement,  dated as of June 12, 1997, made by
              FCC in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.11(p)     - Subsidiary Pledge Agreement,  dated as of June 12, 1997, made by
              Foamex Latin  America,  Inc. in favor of Citicorp  USA,  Inc.,  as
              Collateral Agent.
4.4.12(p)     - Subsidiary Pledge Agreement,  dated as of June 12, 1997, made by
              Foamex Asia,  Inc. in favor of Citicorp  USA,  Inc., as Collateral
              Agent.
4.4.13(p)     - Subsidiary Pledge Agreement,  dated as of June 12, 1997, made by
              Foamex Mexico,  Inc. in favor of Citicorp USA, Inc., as Collateral
              Agent.
4.4.14(p)     - Subsidiary Pledge Agreement,  dated as of June 12, 1997, made by
              Foamex  Mexico  II,  Inc.  in  favor of  Citicorp  USA,  Inc.,  as
              Collateral Agent.
4.4.15(p)     - Foamex  Security  Agreement,  dated as of June 12, 1997, made by
              Foamex L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.16(p)     - Subsidiary Security  Agreement,  dated as of June 12, 1997, made by Foamex Latin  America,  Inc. in favor of Citicorp USA, Inc., as
              Collateral Agent.
4.4.17(p)     - Subsidiary Security  Agreement,  dated as of June 12, 1997, made by  Foamex  Mexico,  Inc.  in  favor of  Citicorp  USA,  Inc.,  as
              Collateral Agent.
4.4.18(p)     - Subsidiary Security  Agreement,  dated as of June 12, 1997, made by Foamex  Mexico II,  Inc.  in favor of Citicorp  USA,  Inc.,  as
              Collateral Agent.
4.4.19(p)     - Subsidiary Security  Agreement,  dated as of June 12, 1997, made by Foamex Asia, Inc. in favor of Citicorp USA, Inc., as Collateral
              Agent.
4.4.20(p)     - Subsidiary Security  Agreement,  dated as of June 12, 1997, made by FCC in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.21(r)     - Foamex  Pledge  Agreement,  dated as of June 12,  1997,  made by
              Foamex L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.22(w)     - First Amendment to Foamex Pledge Agreement, dated as of December
              23,  1997,  by Foamex  L.P.  in favor of Citicorp  USA,  Inc.,  as
              Collateral Agent.
4.4.23(w)     - First  Amendment  to  Foamex  Security  Agreement,  dated  as of
              December 23, 1997, by Foamex L.P. in favor of Citicorp USA,  Inc., as Collateral Agent.
4.4.24(w)     - First Amendment to Foamex Patent Agreement, dated as of December
              23,  1997,  by Foamex  L.P.  in favor of Citicorp  USA,  Inc.,  as
              Collateral Agent.
4.4.25(w)     - First  Amendment to Trademark  Security  Agreement,  dated as of
              December 23, 1997, by Foamex L.P. in favor of Citicorp USA,  Inc., as Collateral Agent.
4.4.26(w)     -  Acknowledgment  of  Guaranty  by  each of the  guarantors  to a
              Guaranty dated June 12, 1997 in favor of Citicorp USA, Inc.
4.4.27(w)     - First  Amendment to Pledge  Agreement,  dated as of December 23,
              1997, by pledgors in favor of Citicorp USA, Inc.
4.4.28(w)     - Crain Industries  Guaranty,  dated as of December 23, 1997, made by Crain in favor of Citicorp USA, Inc.
4.4.29(x)     -  Partnership  Pledge  Agreement,  dated as of February 27, 1998, made by Foamex  International  and FMXI in favor of Citicorp  USA,
              Inc., as Collateral Agent.
4.4.30(bb)    -  Amendment  No.  1  to  Second   Amended  and  Restated   Foamex
              International Guaranty, dated March 11, 1999.
4.4.31(bb)    - Amendment No. 1 to Foamex  International  Guaranty,  dated March
              12, 1999.
4.4.32        - Foamex  Patent  Agreement,  dated as of June 12, 1997, by Foamex
              L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.33        - Trademark  Security  Agreement,  dated as of June 12,  1997,  by
              Foamex L.P. in favor of Citicorp USA, Inc., as Collateral Agent.

4.5(u)        - Commitment  letter,  dated July 17, 1997,  from The Bank of Nova
              Scotia to Foamex Canada Inc.
4.6(a)        - Subordinated  Promissory  Note,  dated as of May 6, 1993, in the original principal amount of $7,014,864 executed by Foamex L.P. to
              John Rallis ("Rallis").
4.7(a)        - Marely Loan Commitment Agreement, dated as of December 14, 1993, by and between Foamex L.P. and Marely s.a. ("Marely").
4.8(a)        - DLJ Loan Commitment Agreement, dated as of December 14, 1993, by and between Foamex L.P. and DLJ Funding, Inc. ("DLJ Funding").
4.9.1(p)      - Promissory Note, dated June 12, 1997, in the aggregate principal amount of $5,000,000, executed by Trace Holdings to Foamex L.P.
4.9.2(p)      - Promissory Note, dated June 12, 1997, in the aggregate principal amount of $4,794,828, executed by Trace Holdings to Foamex L.P.
4.10.1(x)     - Credit  Agreement,  dated as of February 27, 1998,  by and among
              Foamex Carpet, the institutions from time to time party thereto as lenders,  the  institutions  from time to time  party  thereto  as issuing  banks and Citicorp USA, Inc. and The Bank of Nova Scotia, as administrative agents.
4.10.2(x)     - Foamex  International  Guaranty,  dated as of February 27, 1998, made by Foamex  International  in favor of Citicorp USA,  Inc., as
              Collateral Agent.
4.10.3(x)     - Foamex International Pledge Agreement,  dated as of February 27,
              1998, made by Foamex International in favor of Citicorp USA, Inc., as Collateral Agent.
4.10.4(x)     - New GFI Security Agreement,  dated as of February 27, 1998, made by Foamex  Carpet in favor of Citicorp  USA,  Inc.,  as Collateral
              Agent.
4.10.5(x)     - New GFI Intercreditor Agreement,  dated as of February 27, 1998,
              by  and  among  Foamex  Carpet,   The  Bank  of  Nova  Scotia,  as
              Administrative  Agent,  and Citicorp USA, Inc., as  Administrative
              Agent and Collateral Agent.
4.10.6(x)     - FII Intercreditor  Agreement,  dated as of February 27, 1998, by and between  Foamex  International  and  Citicorp  USA,  Inc.,  as
              Collateral Agent.
4.10.7        - Amendment  No. 1 to Foamex L.P.  Credit  Agreement,  dated as of
              October 30, 1998.
4.10.8(bb)    - Amendment No. 2 to Foamex L.P. Credit Agreement, dated March 12,
              1999.
4.10.9        - Amendment No. 1 to Foamex Carpet Cushion, Inc. Credit Agreement,
              dated October 30, 1998.
4.10.10(bb)   - Amendment No. 2 to Foamex Carpet Cushion, Inc. Credit Agreement,
              dated March 12, 1999.
4.11.1(x)     -  Promissory  Note of Foamex L.P. in favor of Foam Funding LLC in the principal amount of $34 million, dated February 27, 1998.
4.12.1(x)     - Promissory Note of Foamex Carpet in favor of Foam Funding LLC in the principal amount of $70.2 million, dated February 27, 1998.
4.12.2(bb)    - Amendment to Promissory Note, dated March 15, 1999.
4.13          -Waiver, dated as of April 15, 1999 to the Credit Agreement, dated as of February 27, 1998,  among Foamex Carpet  Cushion,  Inc., the institutions  party  thereto as Lenders,  the  institutions  party thereto as Issuing  Banks,  and Citicorp USA, Inc. and The Bank of
              Nova Scotia as Administrative Agents.
10.1.1(p)     - Amendment to Master Agreement, dated as of June 5, 1997, between
              Citibank, N.A. and Foamex L.P.
10.1.2(p)     -  Amended  Confirmation,  dated  as of  June  13,  1997,  between
              Citibank, N.A. and Foamex L.P.
10.1.3(w)     - Amended  Confirmation,  dated as of  February  2, 1998,  between
              Citibank, N.A. and Foamex L.P.
10.2(h)       -  Reimbursement  Agreement,  dated as of March 23, 1993,  between
              Trace Holdings and General Felt.
10.3(h)       - Shareholder  Agreement,  dated  December 31, 1992,  among,  s.a.
              ("Recticel"),  Recticel Holding Noord B.V.,  Foamex L.P.,  Beamech
              Group  Limited,  LME-Beamech,  Inc.,  James Brian  Blackwell,  and
              Prefoam AG relating to foam technology sharing arrangement.
10.4.1(k)     - Asset Transfer  Agreement,  dated as of October 2, 1990, between
              Trace Holdings and Foamex L.P. (the "Trace Holdings Asset Transfer
              Agreement").
10.4.2(k)     - First  Amendment,  dated as of December 19,  1991,  to the Trace
              Holdings Asset Transfer Agreement.
10.4.3(k)     - Amended and  Restated  Guaranty,  dated as of December 19, 1991, made by Trace Foam in favor of Foamex L.P.
10.5.1(k)     - Asset Transfer  Agreement,  dated as of October 2, 1990, between
              Recticel Foam Corporation  ("RFC") and Foamex L.P. (the "RFC Asset
              Transfer Agreement").
10.5.2(k)     - First Amendment, dated as of December 19, 1991, to the RFC Asset
              Transfer  Agreement.
10.5.3(k)     - Schedule  5.03 to the RFC Asset  Transfer  Agreement  (the "5.03
              Protocol").

10.5.4(h)     - The 5.03 Protocol Assumption Agreement,  dated as of October 13,
              1992,  between  RFC and Foamex L.P.  10.5.5(h) - Letter  Agreement
              between  Trace  Holdings  and  Recticel   regarding  the  Recticel
              Guaranty, dated as of July 22, 1992.
10.6(l)       - Supply Agreement,  dated June 28, 1994,  between Foamex L.P. and
              Foamex International.
10.7.1(l)     - First  Amended and Restated Tax Sharing  Agreement,  dated as of
              December 14, 1993,  among Foamex L.P., Trace Foam, FMXI and Foamex
              International.
10.7.2(d)     - First  Amendment  to First  Amended  and  Restated  Tax  Sharing
              Agreement,  dated as of June 12,  1997,  by and among Foamex L.P.,
              Foamex International, FMXI and Trace Foam.
10.7.3(w)     - Second  Amendment  to First  Amended  and  Restated  Tax Sharing
              Agreement,  dated as of December  23,  1997,  by and among  Foamex
              L.P., Foamex International, FMXI, and Trace Foam.
10.7.4(y)     - Third  Amendment  to First  Amended  and  Restated  Tax  Sharing
              Agreement,  dated as of February 27, 1998,  by and between  Foamex
              L.P., Foamex International and FMXI.
10.8.1(m)     - Tax  Distribution  Advance  Agreement,  dated as of December 11,
              1996, by and between Foamex L.P. and Foamex-JPS Automotive.
10.8.2(d)     - Amendment No. 1 to Tax Distribution Advance Agreement,  dated as
              of  June  12,  1997,  by  and  between   Foamex  L.P.  and  Foamex
              International.
10.9.1(h)     - Trace Foam  Management  Agreement  between Foamex L.P. and Trace
              Foam, dated as of October 13, 1992.
10.9.2(l)     - Affirmation  Agreement  re:  Management  Agreement,  dated as of
              December 14, 1993, between Foamex L.P. and Trace Foam.
10.9.3(d)     - First  Amendment to Management  Agreement,  dated as of June 12,
              1997, by and between Foamex L.P. and Trace Foam.
10.10.1(k)    - Salaried Incentive Plan of Foamex L.P. and Subsidiaries.
10.10.2(k)    - Trace Holdings 1987 Nonqualified Stock Option Plan.
10.10.3(k)    - Equity Growth Participation Program.
10.10.4(o)    - The Foamex L.P. Salaried Pension Plan (formerly the General Felt
              Industries,   Inc.   Retirement  Plan  for  Salaried   Employees),
              effective as of January 1, 1995.
10.10.5(u)    - The Foamex  L.P.  Hourly  Pension  Plan  (formerly  "The  Foamex
              Products  Inc.  Hourly  Employee   Retirement  Plan),  as  amended
              December 31, 1995.
10.10.6(u)    - Foamex L.P. 401(k) Savings Plan effective October 1, 1997.
10.10.7(a)    - Foamex L.P.'s 1993 Stock Option Plan.
10.10.8(a)    - Foamex L.P.'s Non-Employee Director Compensation Plan.
10.11.1(o)    -  Employment  Agreement,  dated as of  February  1, 1994,  by and between Foamex L.P. and William H. Bundy.
10.11.2       - Employment Agreement, dated as of March 16, 1999, by and between
              Foamex International and John G. Johnson, Jr.
10.12.1(a)    - Warrant  Exchange  Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and Marely.
10.12.2(a)    - Warrant  Exchange  Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and DLJ Funding.
10.13(t)      - Warrant  Agreement,  dated as of June 28,  1994,  by and between
              Foamex International and Shawmut Bank.
10.14(o)      - Stock Purchase Agreement,  dated as of December 23, 1993, by and
              between   Transformacion   de  Espumas  u  Fieltros,   S.A.,   the
              stockholders which are parties thereto, and Foamex L.P.
10.15.1(r)    - Asset  Purchase  Agreement,  dated as of August 29, 1997, by and among  General  Felt,  Foamex  L.P.,  Bretlin,  Inc. and The Dixie
              Group.
10.15.2(s)    - Addendum  to Asset  Purchase  Agreement,  dated as of October 1,
              1997, by and among General Felt,  Foamex L.P.,  Bretlin,  Inc. and
              The Dixie Group.
10.16.1(x)    - Supply Agreement,  dated as of February 27, 1998, by and between
              Foamex L.P. and General Felt (as assigned to Foamex Carpet).
10.16.2(x)    -  Administrative  Services  Agreement,  dated as of February  27,
              1998, by and between Foamex L.P. and General Felt (as assigned to Foamex Carpet).

10.17(y)      - Tax Sharing  Agreement,  dated as of February 27, 1998,  between
              Foamex International and Foamex Carpet.
10.18.1(w)    - Joint  Venture  Agreement  between Hua Kee  Company  Limited and
              Foamex Asia, Inc., dated as of July 8, 1997.
10.18.2(w)    - Loan Agreement  between Hua Kee Company Limited and Foamex Asia,
              Inc., dated as of July 8, 1997.
27            - Financial Data Schedule for the year ended December 31, 1998.
----------------------------

(a) Incorporated herein by reference to the Exhibit to Foamex L.P.'s Registration Statement on Form S-1, Registration No. 33-69606.

(b) Incorporated herein by reference to the Exhibit to the Form 10-K of Foamex International for the fiscal year ended January 1, 1995.

(c) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Foamex International reporting an event that occurred May 28, 1997.

(d) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Foamex International reporting an event that occurred June 12, 1997.

(e) Incorporated herein by reference to the Exhibit to the Registration Statement of Foamex L.P. and FCC on Form S-4, Registration No. 33-65158.

(f) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex International for the quarterly period ended June 30, 1996.

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

(m) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 29, 1996.

(n) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex International for the quarterly period ended July 2, 1995.

(o) Incorporated herein by reference to the Exhibit to the Form 10-K of Foamex L.P. for fiscal 1993.

(p)    Incorporated  herein by  reference  to the  Exhibit  in the  Registration
       Statement  of  Foamex   International  on  Form  S-4,   Registration  No.
       333-30291.

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

(w) Incorporated herein by reference to the Exhibit in the Registration Statement of Foamex L.P. and FCC on Form S-4, Registration No. 333-45733, filed February 6, 1998.

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

(aa) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Foamex International reporting an event that occurred on June 25, 1998.

(bb) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Foamex International reporting an event that occurred on March 11, 1999.

(cc) Incorporated herein by reference to the Exhibit in the Registration Statement of Foamex L.P. and FCC on Form S-4/A, Registration No. 333-45733, filed May 11, 1998.

       Certain instruments defining the rights of security holders have been excluded herefrom in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of April 1999.

                                    FOAMEX INTERNATIONAL INC.


                                    By: /s/ John G. Johnson, Jr.
                                    Name:  John G. Johnson, Jr.
                                    Title: President and Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf by the registrant and in the capacities and on the dates indicated:

Signature                           Title                             Date


/s/ Marshall S. Cogan            Chairman of the Board            April 23, 1999
------------------------
     Marshall S. Cogan


/s/ Robert J. Hay                Chairman Emeritus                April 23, 1999
---------------------------      and Director
     Robert J. Hay


/s/ John G. Johnson, Jr.         President, Chief Executive       April 23, 1999
------------------------         Officer and Director
    John G. Johnson, Jr.


/s/ John A. Feenan               Executive Vice President         April 23, 1999
-------------------------        and Chief Financial Officer
    John A. Feenan


/s/ Etienne Davignon             Director                         April 23, 1999
-------------------------
    Etienne Davignon


/s/ John H. Gutfreund            Director                         April 23, 1999
--------------------------
    John H. Gutfreund


/s/ Stuart J. Hershon            Director                         April 23, 1999
--------------------------
    Stuart J. Hershon


/s/ John V. Tunney               Director                         April 23, 1999
-------------------------
    John V. Tunney

                            FOAMEX INTERNATIONAL INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


       Foamex International Inc.

            Index to Consolidated Financial Statements                      F-1

            Report of Independent Accountants                               F-2

            Consolidated Balance Sheets as of December 31, 1998
                 and December 28, 1997                                      F-3

            Consolidated Statements of Operations for the years
                 ended 1998, 1997, and 1996                                 F-5

            Consolidated Statements of Cash Flows for the years
                 ended 1998, 1997, and 1996                                 F-6

            Consolidated Statements of Stockholders' Equity
                 (Deficit) for the years ended 1998, 1997, and 1996         F-7

            Notes to Consolidated Financial Statements                      F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Foamex International Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Foamex International Inc. and its subsidiaries (the "Company") at December 31, 1998 and December 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules as of and for each of the three years in the period ended December 31, 1998 when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The selected quarterly financial data in Note 22 contains information that we did not audit, and, accordingly, we do not express an opinion on that data. We attempted but were unable to review the quarterly data in accordance with standards established by the American Institute of Certified Public Accountants because we believe that the Company's internal control for the preparation of interim financial information does not provide an adequate basis to enable us to complete such a review.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, during 1998 the Company had a significant loss from continuing operations, net cash used by operating activities and a working capital deficit since it violated certain debt covenants for which it is seeking amendments; however, there can be no assurance that such amendments will be obtained and therefore substantially all long-term debt is classified as current. These matters raise substantial doubt about the Company's ability to continue as a going concern. In addition, the Company has been informed by Trace International Holdings, Inc. ("Trace"), the Company's principal stockholder, that Trace has substantial debt obligations and that it may not have the financial resources to pay these obligations when due within the near future. As a result, Trace creditors could foreclose or otherwise attach the Company's stock. Such an event may result in the acceleration of substantially all of the Company's debt. Management's plans in regard to these matters are described in
Note 1 to the accompanying financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
April 22, 1999

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                         December 31,       December 28,
ASSETS                                                       1998               1997
                                                         -----------        -----------
                                                                   (thousands)
CURRENT ASSETS:
    Cash and cash equivalents                             $  12,572         $  12,044
    Accounts receivable, net of allowance for
      doubtful accounts of $11,630 and $8,082               185,158           175,684
    Inventories                                             136,658           120,299
    Deferred income taxes                                        --            22,853
    Due from related parties                                     --             1,755
    Other current assets                                     38,978            38,293
                                                          ---------         ---------

            Total current assets                            373,366           370,928
                                                          ---------         ---------

PROPERTY, PLANT AND EQUIPMENT:
    Land and land improvements                                7,142             9,054
    Buildings and leasehold improvements                     98,670            79,876
    Machinery, equipment and furnishings                    256,061           234,229
    Construction in progress                                 25,000            23,331
                                                          ---------         ---------

            Total                                           386,873           346,490

    Less accumulated depreciation and amortization         (144,700)         (113,055)
                                                          ---------         ---------

       Property, plant and equipment, net                   242,173           233,435

COST IN EXCESS OF ASSETS ACQUIRED, NET                      220,934           218,219

DEBT ISSUANCE COSTS, NET                                     14,852            18,889

DEFERRED INCOME TAXES                                            --            26,960

OTHER ASSETS                                                 23,640            25,192
                                                          ---------         ---------

TOTAL ASSETS                                              $ 874,965         $ 893,623
                                                          =========         =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                        December 31,        December 28,
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                              1998                1997
                                                                        -----------         -----------
                                                                         (thousands except share data)
CURRENT LIABILITIES:
    Short-term borrowings                                               $     2,957         $     6,598
    Current portion of long-term debt                                       690,248              12,931
    Current portion of long-term debt - related party                        98,935                  --
    Accounts payable                                                        149,268             131,689
    Accrued employee compensation                                             7,643              10,827
    Accrued interest                                                          7,851              10,716
    Accrued restructuring and plant consolidation                             2,947              15,644
    Deferred income taxes                                                     2,074                  --
    Other accrued liabilities                                                66,514              44,042
                                                                        -----------         -----------

      Total current liabilities                                           1,028,437             232,447

LONG-TERM DEBT                                                                8,240             735,724

DEFERRED INCOME TAXES                                                           991               2,529

ACCRUED RESTRUCTURING AND
    PLANT CONSOLIDATION                                                       9,003              11,252

OTHER LIABILITIES                                                            32,413              25,090
                                                                        -----------         -----------

    Total liabilities                                                     1,079,084           1,007,042
                                                                        -----------         -----------

COMMITMENTS AND CONTINGENCIES                                                    --                  --
                                                                        -----------         -----------

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred Stock, par value $1.00 per share:
      Authorized 5,000,000 shares - none issued                                  --                  --
    Common Stock, par value $.01 per share:
      Authorized 50,000,000 shares
      Issued 27,005,752 and 26,908,680 shares, respectively;
      Outstanding 25,016,752 and 24,919,680 shares, respectively                270                 269
    Additional paid-in capital                                               86,990              86,025
    Retained earnings (accumulated deficit)                                (237,661)           (164,118)
    Accumulated other comprehensive income (loss)                           (24,721)             (6,598)
    Other:
      Common Stock held in treasury, at cost:
        1,989,000 shares                                                    (19,202)            (19,202)
      Shareholder note receivable                                            (9,795)             (9,795)
                                                                        -----------         -----------

      Total stockholders' equity (deficit)                                 (204,119)           (113,419)
                                                                        -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                    $   874,965         $   893,623
                                                                        ===========         ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the Years 1998, 1997, and 1996

                                                     1998             1997             1996
                                                     ----             ----             ----
                                                      (thousands except per share amounts)
NET SALES                                        $ 1,246,396      $   931,095      $   926,351

COST OF GOODS SOLD                                 1,091,891          787,756          773,119
                                                 -----------      -----------      -----------

GROSS PROFIT                                         154,505          143,339          153,232

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                          89,171           67,139           58,329

RESTRUCTURING AND OTHER CHARGES (CREDITS)             (9,698)          21,100           (6,541)
                                                 -----------      -----------      -----------

INCOME FROM OPERATIONS                                75,032           55,100          101,444

INTEREST AND DEBT ISSUANCE EXPENSE                    72,295           50,570           53,900

OTHER INCOME (EXPENSE), NET                          (14,348)           2,126            1,617
                                                 -----------      -----------      -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE PROVISION (BENEFIT) FOR
    INCOME TAXES                                     (11,611)           6,656           49,161

PROVISION FOR INCOME TAXES                            58,242            2,525           16,669
                                                 -----------      -----------      -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS             (69,853)           4,131           32,492
                                                 -----------      -----------      -----------

DISCONTINUED OPERATIONS:

LOSS FROM DISCONTINUED OPERATIONS,
    NET OF INCOME TAXES                                   --           (1,994)            (584)

LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS,
    INCLUDING PROVISION FOR OPERATING LOSSES
    DURING THE PHASE-OUT PERIOD, NET OF
    INCOME TAXES                                          --               --         (113,896)
                                                 -----------      -----------      -----------

LOSS FROM DISCONTINUED OPERATIONS,
    NET OF INCOME TAXES                                   --           (1,994)        (114,480)
                                                 -----------      -----------      -----------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS              (69,853)           2,137          (81,988)

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
    OF DEBT, NET OF INCOME TAXES                      (1,917)         (44,482)          (1,147)
                                                 -----------      -----------      -----------

NET INCOME (LOSS)                                $   (71,770)     $   (42,345)     $   (83,135)
                                                 ===========      ===========      ===========

BASIC EARNINGS (LOSS) PER SHARE:
   CONTINUING OPERATIONS                         $     (2.79)     $      0.16      $      1.28
                                                 ===========      ===========      ===========
   NET EARNINGS (LOSS) PER SHARE                 $     (2.87)     $     (1.68)     $     (3.28)
                                                 ===========      ===========      ===========

DILUTED EARNINGS (LOSS) PER SHARE:
   CONTINUING OPERATIONS                         $     (2.79)     $      0.16      $      1.26
                                                 ===========      ===========      ===========
   NET EARNINGS (LOSS) PER SHARE                 $     (2.87)     $     (1.65)     $     (3.23)
                                                 ===========      ===========      ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Years 1998, 1997, and 1996

                                                                        1998           1997          1996
                                                                     ---------      ---------      ---------
OPERATING ACTIVITIES:                                                              (thousands)
   Net income (loss)                                                 $ (71,770)     $ (42,345)     $ (83,135)
   Adjustments to reconcile  net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization                                      35,385         22,047         22,353
     Amortization of debt issuance costs, debt premium, deferred
        swap adjustment and gain, and debt discount                       (100)         7,783         13,903
     Net loss on disposal of discontinued operations                        --          1,994        110,137
     Net loss (income) from discontinued operations                         --             --          4,343
     Asset writedowns and other charges (credits)                       (7,972)        12,041         (7,364)
     Provision for uncollectible accounts                                2,611          2,295            704
     Deferred income taxes                                              54,178         (1,179)        14,903
     Other, net                                                         (4,056)        (5,195)        (3,642)
   Changes in operating assets and liabilities,
     net of acquisitions and discontinued operations:
     Accounts receivable                                               (12,085)        (4,037)       (13,723)
     Inventories                                                       (20,809)        12,882        (11,688)
     Accounts payable                                                   17,579         12,733          4,306
     Accrued restructuring and plant consolidation charges             (14,946)         5,701         (7,405)
     Other assets and liabilities                                        8,059        (24,342)        (2,438)
                                                                     ---------      ---------      ---------

        Net cash provided by (used for) continuing operations          (13,926)           378         41,254
        Net cash provided by discontinued operations                        --             --         16,491
                                                                     ---------      ---------      ---------
        Net cash provided by (used for) operating activities           (13,926)           378         57,745
                                                                     ---------      ---------      ---------

INVESTING ACTIVITIES:
   Capital expenditures                                                (33,701)       (33,537)       (23,344)
   Acquisitions, net of cash acquired                                       --       (119,065)          (841)
   Proceeds from sale (settlement) of discontinued operations               --        (13,556)        59,452
   Proceeds from sale of assets                                          2,230         40,169             --
   Purchase of note from related party                                      --         (5,000)            --
   Decrease (increase) in restricted cash                                   --         12,143        (12,143)
   Discontinued operations investing activities                             --             --         (5,490)
   Other investing activities                                           (1,290)        (1,888)        (1,276)
                                                                     ---------      ---------      ---------

        Net cash provided by (used for) investing activities           (32,761)      (120,734)        16,358
                                                                     ---------      ---------      ---------

FINANCING ACTIVITIES:
   Net proceeds from (repayments of) short-term borrowings              (3,641)         2,894          1,493
   Net proceeds from (repayments of) revolving loans                    84,511         54,928             --
   Proceeds from long-term debt                                        138,810        594,499          1,500
   Cash overdraft                                                        7,300             --             --
   Repayments of long-term debt                                       (143,047)      (517,549)       (38,887)
   Repayments of long-term debt-related parties                         (5,265)            --             --
   Debt issuance costs                                                  (2,029)       (18,410)            --
   GFI transaction costs                                                (5,229)            --             --
   GFI transaction payments of accounts payable                         (4,800)            --             --
   GFI transaction purchase of assets                                  (20,000)            --             --
   Purchase of treasury stock                                               --         (5,739)        (6,296)
   Payment of dividends                                                 (1,245)            --             --
   Discontinued operations financing activities                             --             --        (12,406)
   Other financing activities                                            1,850           (426)          (626)
                                                                     ---------      ---------      ---------

        Net cash provided by (used for) financing activities            47,215        110,197        (55,222)
                                                                     ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents                       528        (10,159)        18,881

Cash and cash equivalents at beginning of period                        12,044         22,203          3,322
                                                                     ---------      ---------      ---------

Cash and cash equivalents at end of period                           $  12,572      $  12,044      $  22,203
                                                                     =========      =========      =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       For the Years 1998, 1997, and 1996

                                                                                Accumulated
                                                                     Retained      Other
                                                        Additional   Earnings     Compre-
                                         Common Stock    Paid-in  (Accumulated    hensive
                                        Shares  Amount   Capital     Deficit)   Income (Loss)   Other       Total
                                        ------  ------   -------     --------   -------------   -----       -----
                                                                   (thousands)

Balances at December 31, 1995            26,716  $267    $84,015     $(37,039)     $(6,320)    $(11,540)  $ 29,383

Net loss                                                              (83,135)                             (83,135)
Additional pension liability                                                         1,427                   1,427
Foreign currency translation adjustment                                                (46)                    (46)
                                                                                                         ---------
  Comprehensive income (loss)                                                                              (81,754)
Issuance of common stock                     22     -        165                                               165
Stock option compensation                                    297                                               297
Stock options exercised                      15     -        102                                               102
Purchase of treasury stock                                                                       (6,296)    (6,296)
                                         ------  ----    -------    ---------     --------     --------  ---------
Balances at December 29, 1996            26,753   267     84,579     (120,174)      (4,939)     (17,836)   (58,103)

Net loss                                                              (42,345)                             (42,345)
Additional pension liability                                                          (786)                   (786)
Foreign currency translation adjustment                                               (873)                   (873)
                                                                                                         ---------
  Comprehensive income (loss)                                                                              (44,004)
Issuance of common stock                     10     -        161                                               161
Stock option compensation                                    282                                               282
Stock options exercised                     145     2      1,003                                             1,005
Purchase of treasury stock                                                                       (5,739)    (5,739)
Increase in note receivable from
    principal stockholder                                                                        (5,422)    (5,422)
Distribution to principal stockholder                                  (1,599)                              (1,599)
                                         ------  ----    -------    ---------     --------     --------  ---------
Balances at December 28, 1997            26,908   269     86,025     (164,118)      (6,598)     (28,997)  (113,419)

Net loss                                                              (71,770)                             (71,770)
Additional pension liability                                                       (11,525)                (11,525)
Foreign currency translation adjustment                                             (6,598)                 (6,598)
                                                                                                         ---------
  Comprehensive income (loss)                                                                              (89,893)
Issuance of common stock                     15              163                                               163
Stock option compensation                                    208                                               208
Stock options exercised                      83     1        594                                               595
Cash dividend                                                          (1,245)                              (1,245)
Other                                                                    (528)                                (528)
                                         ------  ----    -------    ---------     --------     --------  ---------

Balances at December 31, 1998            27,006  $270    $86,990    $(237,661)    $(24,721)    $(28,997) $(204,119)
                                         ======  ====    =======    =========     ========     ========  =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND BASIS OF PRESENTATION

       Foamex International Inc. (the "Company") operates in the flexible polyurethane and advanced polymer foam products industry. As of December 31, 1998, the Company's operations are conducted through its wholly owned subsidiaries, Foamex L.P. and Foamex Carpet Cushion, Inc. ("Foamex Carpet") and consist of the following operating segments: (i) foam products, (ii) carpet cushion products, (iii) automotive products, (iv) technical products and (v) other, which primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to the other operating segments and restructuring and other charges. The net sales and income (loss) from operations of these operating segments for each of the last three years are included in
Note 16.

       The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 1998, the Company had a loss from continuing operations, a working capital deficit and was not in compliance with certain debt covenants for which it is seeking amendments. Such non-compliance provides the lenders under those agreements, which have an aggregate outstanding principal amount of approximately $480.4 million, with the right, upon notice and lapse of time to declare all of such indebtedness to be due. To date the lenders have not executed such rights and have granted the Company a waiver of such covenants through May 5, 1999 to enable the Company to negotiate an amendment of such covenants; there can be no assurance that such amendments will be obtained and therefore such indebtedness has been classified as current in the Company's financial statements. Were the lenders under those agreements to accelerate the maturity of their indebtedness, such acceleration would constitute an event of default and substantially all of the Company's long-term debt. Therefore, the Company has reclassified approximately $771.1 million of long-term debt as current. Such classification raises substantial concern about the Company's ability to continue as a going concern. In addition, the Company has been informed by Trace International Holdings, Inc. ("Trace") that Trace had substantial debt obligations that were due at the end of December 1998 and did not have the financial resources to pay those obligations. Subsequently, Trace informed the Company that waivers and/or modifications of such indebtedness had been obtained for at least the near future; however, there can be no assurance that such waivers and/or modifications will remain in effect prior to obtaining a permanent resolution. If Trace were to default on its indebtedness secured by the Company's common stock or other Trace creditors were to take steps constituting a default under such indebtedness (such as filing an involuntary bankruptcy petition), and if the holders of such secured indebtedness were to foreclose on the Company's common stock held by Trace, such event could trigger the acceleration and put rights of substantially all of the debt of the Company as described below. Although management believes that all such debt obligations would be refinanced under such circumstances, there can be no assurance that the Company or its subsidiaries would be able to do so. As a result, Trace creditors could foreclose or otherwise attach the Company's stock. Such an event may result in the acceleration of substantially all of the Company's debt. The financial statements do not include any further adjustments that might result from the outcome of these uncertainties.

       Certain credit agreements and promissory notes of Foamex L.P. and Foamex Carpet pursuant to which approximately $505.2 million of debt has been issued contain provisions that would result in the acceleration of such indebtedness if Trace were to cease to own at least 30% of the outstanding common stock of the Company. Similarly, certain indentures of Foamex L.P. and Foamex Capital Corporation relating to approximately $248.0 million of senior subordinated notes contain provisions that provide the holders of such senior subordinated notes with the right to require the issuers thereof to repurchase such senior subordinated notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if Trace falls below certain specified ownership levels of common stock and other persons or group owns a greater percentage of common stock than Trace.

       On March 16, 1998, the Company announced that its Board of Directors received an unsolicited buyout proposal from Trace, the Company's principal stockholder. Trace proposed to acquire all of the outstanding common stock of the Company not owned by Trace and its subsidiaries (the "Public Shares") for a cash price of $17.00 per share. As of March 16, 1998, Trace and its subsidiaries beneficially owned approximately 11,475,000 shares or approximately 46% of the outstanding common stock of the Company. In response to Trace's offer, the Company's Board of Directors appointed a special committee to determine the advisability and fairness of the proposed buyout to the Company's stockholders other than Trace and its subsidiaries.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND BASIS OF PRESENTATION (continued)

       On June 25,  1998,  Trace,  Trace  Merger Sub,  Inc.  ("Merger  Sub"),  a
Delaware corporation and wholly owned subsidiary of Trace, and the Company entered into an Agreement and Plan of Merger (the "First Merger Agreement"). Pursuant to the terms of the First Merger Agreement, Merger Sub would have been merged with and into the Company (the "First Merger") and each share of common stock, other than common stock held by Trace and its subsidiaries, treasury shares, and common stock with respect to which appraisal rights would have been perfected, would have been converted into the right to receive $18.75 per share in cash. On November 5, 1998, Trace terminated the First Merger Agreement, pursuant to its terms, due to the failure of certain financing conditions contained in the First Merger Agreement.

       On November 5, 1998, Trace, Merger Sub and the Company entered into a second Agreement and Plan of Merger (the "Second Merger Agreement"). Pursuant to the terms of the Second Merger Agreement, Merger Sub would have been merged with and into the Company (the "Second Merger") and each outstanding share of common stock, other than common stock held by Trace and its subsidiaries, treasury shares, and common stock with respect to which appraisal rights would have been perfected, would have been converted into the right to receive $12.00 per share in cash. Trace delivered a letter to the Company, dated January 8, 1999 (the "Notice of Termination"), terminating the Second Merger Agreement, pursuant to its terms, due to the failure of certain financing conditions.

       In connection with the First Merger Agreement and the Second Merger Agreement, the Company retained and paid for legal counsel to the special committee, a financial advisor to the special committee, legal counsel to the Board of Directors and a financial advisor to the Board of Directors. In addition, the Company commenced, but did not close, a debt tender offer, a debt exchange offer, an internal corporate restructuring and refinancing, and the offer of three different issues of high-yield notes.

       On February 27, 1998, the Company and certain of its affiliates completed a series of transactions designed to simplify the Company's structure and to provide future operational flexibility (collectively, the "GFI Transaction"). Prior to the consummation of these transactions, Foamex L.P. defeased the $4.5 million outstanding principal amount of its 9 1/2% senior secured notes due 2000. Foamex L.P. settled its intercompany payables to General Felt Industries, Inc. ("General Felt") with $4.8 million in cash and a promissory note in the aggregate principal amount of $34.0 million supported by a $34.5 million letter of credit under the Foamex L.P. credit facility (the "Foamex/GFI Note"). The initial transaction resulted in the transfer from Foamex L.P. to Foam Funding LLC, an indirect wholly owned subsidiary of Trace, of all of the outstanding common stock of General Felt, in exchange for (i) the assumption by Foam Funding LLC of $129.0 million of Foamex L.P.'s indebtedness and (ii) the transfer by Foam Funding LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result, General Felt ceased being a subsidiary of Foamex L.P. and was relieved from all obligations under Foamex L.P.'s 9 7/8% senior subordinated notes due 2007 and 13 1/2% senior subordinated notes due 2005. Upon consummation of the initial transaction, Foamex Carpet, a newly formed wholly owned subsidiary of the Company, the Company, Foam Funding LLC, and General Felt entered into an Asset Purchase Agreement dated February 27, 1998, in which General Felt sold substantially all of its assets (other than cash, the Foamex/GFI Note and its operating facility in Pico Rivera, California) to Foamex Carpet in exchange for (i) $20.0 million in cash and (ii) a promissory note issued by Foamex Carpet to Foam Funding LLC in the aggregate principal amount of $70.2 million. The $20.0 million cash payment was funded with a distribution by Foamex L.P. Upon consummation of the transactions contemplated by the Asset Purchase Agreement, Foamex Carpet entered into a credit agreement with the institutions from time to time party thereto as issuing banks, and Citicorp USA, Inc. and The Bank of Nova Scotia, as administrative agents, which provides for up to $20.0 million in revolving credit borrowings. Foamex Carpet conducts the carpet cushion business previously conducted by General Felt. Also, Foam Funding LLC retained ownership of one of General Felt's operating facilities, which is being leased to Foamex Carpet, and the $34.0 million Foamex/GFI Note.

       On  December  23,  1997,  the Company  acquired  Crain  Industries,  Inc.
("Crain") pursuant to a merger agreement with Crain Holdings Corp. for a purchase price of approximately $213.7 million, which was primarily funded with $118.0 million of bank borrowings under a Foamex L.P. credit facility (the "Credit Facility") and the assumption of debt with a face value of approximately $98.6 million (and an estimated fair value of approximately $112.3 million) (the "Crain Acquisition"). In addition, fees and expenses associated with the Crain Acquisition were approximately $13.2 million.

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

       Fiscal Year

       Effective September 1998, management of the Company decided to change the year-end reporting requirement of the Company from a fifty-two or fifty-three week fiscal year ending on the Sunday closest to the end of the calendar year to a calendar year ending December 31st to improve the internal reporting requirements of the Company. This change was effective for the third fiscal quarter of 1998 which ended on September 30, 1998 and resulted in a 1998 fiscal year end of December 31, 1998 as compared to January 3, 1999. Fiscal years 1997 and 1996 were composed of fifty-two weeks and ended on December 28, 1997 and December 29, 1996, respectively.

       Accounting Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

       Revenue Recognition

       Revenue from sales is recognized when products are shipped at which time title passes to the customer.

       Sales Discounts

       A reduction in sales revenue is recognized for sales discounts when product is invoiced.

       Cash Equivalents

       The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. On December 31, 1998 and December 28, 1997, cash and cash equivalents included $9.3 million and $2.7 million, respectively, of repurchase agreements collateralized by U.S. Government securities.

       Inventories

       Inventories are stated at the lower of cost or market. The cost of the inventories is determined on a first-in, first-out basis.

       Property, Plant and Equipment

       Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The range of useful lives estimated for buildings is generally twenty to thirty-five years, and the range for machinery, equipment and furnishings is five to twelve years. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated useful lives of the leasehold improvements. Depreciation expense for the years ended 1998, 1997 and 1996 was $27.3 million, $18.8 million and $19.1 million, respectively. For income tax purposes, the Company uses accelerated depreciation methods.

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

       Debt Issuance Costs

       Debt issuance costs consist of amounts incurred in obtaining long-term financing. These costs are being amortized over the term of the related debt using the effective interest method. Accumulated amortization as of December 31, 1998 and December 28, 1997 was approximately $2.9 million and $1.4 million, respectively.

       Cost in Excess of Net Assets Acquired

       The excess of the acquisition cost over the fair value of net assets acquired in business combinations accounted for as purchases is amortized using the straight-line method over a forty year period. At each balance sheet date the Company evaluates the recoverability of cost in excess of net assets acquired using certain financial indicators such as historical and future ability to generate income and cash flows from operations based on a going concern basis. Accumulated amortization as of December 31, 1998 and December 28, 1997 was approximately $17.1 million and $12.0 million, respectively. During 1998, the Company recorded approximately $2.3 million associated with the impairment of cost in excess of net assets acquired associated with a Montreal Canada facility.

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

       Comprehensive Income

       As of December 28, 1997, we adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), issued in June 1997. SFAS No. 130 requires the reporting and display of comprehensive income, which is composed of net income and other comprehensive income or loss items, in a full set of general purpose financial statements. Other comprehensive income or loss items are revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income and reflected as a component of equity, such as currency translation and minimum pension liability adjustments.

       Foreign Currency Accounting

       The financial statements of foreign subsidiaries, except in countries treated as highly inflationary (Mexico), have been translated into U.S. dollars by using the year end exchange rates for the assets and liabilities and average exchange rates for the statements of operations. Currency translation adjustments are included in other stockholders' equity (deficit) until the entity is substantially sold or liquidated. For operations in countries treated as highly inflationary, such as Mexico for 1998 and 1997, certain financial statement amounts are translated at historical exchange rates, with all other assets and liabilities translated at year-end exchange rates. These translation adjustments are reflected in the results of operations and were insignificant for all periods presented. Also, foreign currency transaction gains and losses are insignificant for all periods presented. The effect of foreign currency

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

exchange rates on cash flows is not material. Effective in the first quarter of 1999, the financial results of the Mexican operations will not be accounted for as highly inflationary.

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

       Reclassifications

       Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform with the current year's presentation.

3.     ACQUISITIONS

       On December 23, 1997, the Company acquired Crain pursuant to a merger agreement with Crain Holdings Corp. for a purchase price of approximately $213.7 million, including the assumption of debt with a face value of approximately $98.6 million (with an estimated fair value of approximately $112.3 million). In addition, fees and expenses associated with the Crain Acquisition were approximately $13.2 million. In connection with the Crain Acquisition, the Company approved a restructuring/consolidation plan for the two entities. The Company recorded restructuring charges of $21.1 million relating to the restructuring of the Company's operations in connection with the Crain Acquisition and related transactions. In addition, the Company recorded approximately $1.5 million of severance and related costs and $8.5 million for costs associated with the shut down and consolidation of certain facilities acquired in the Crain Acquisition. (See Note 4.)

       The Crain Acquisition was accounted for as a purchase and the operations of Crain have been included in the consolidated statements of operations and cash flows from its date of acquisition. However, Crain's operations for the period from December 24, 1997 to December 28, 1997 have not been included in the consolidated statements of operations or cash flows since the affect would be insignificant. The cost of the Crain Acquisition has been allocated on the basis of the fair value of the assets acquired and the liabilities assumed. During 1998, the Company increased the cost in excess of the net assets acquired by approximately $11.2 million as a result of the finalization of the fixed asset appraisal and updated estimates of certain former Crain facilities. The excess of the purchase price over the estimated fair value of the net assets acquired of $164.2 million is being amortized using the straight-line method over forty years.

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

       In 1996, the Company determined to continue to operate one of the facilities originally identified for closure in a 1995 restructuring plan because of improved economics and the lack of synergy to be achieved from relocating the manufacturing process. In addition, the Company approved a plan to close two facilities that were not originally identified in a 1995 restructuring plan. As a result of these changes to the 1995 restructuring plan and the favorable termination of certain lease agreements and other matters, the Company recorded a $6.5 million net restructuring credit which included a restructuring credit of $11.3 million associated with the Company's decision not to close the facility identified as part of the 1995 restructuring plan and $1.8 million of restructuring credits relating primarily to the favorable termination of certain lease agreements and other matters relating to the 1995 restructuring plan, offset by $6.6 million of restructuring charges relating to the closure of the two facilities during 1997 (the "1996 restructuring plan").

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

       In addition, during 1997, the Company approved a consolidation plan to integrate the acquired Crain facilities into the Company's existing facilities. The Company recorded approximately $1.5 million of severance and related costs and $8.5 million for costs associated with the shut down of certain acquired facilities.

       During 1998, the Company determined to continue to operate two facilities originally identified for closure in the 1997 restructuring plan. One facility remained open to fill lost capacity resulting from a fire in April 1998 at the Orlando facility, which is expected to be at full production during the second quarter of 1999. The other facility remained open during 1998 due to improved demand on the West Coast. The 1997 restructuring plan also included the closure of two facilities associated with the packaging business. The Company intends to sell the packaging business during 1999 and does not expect to incur the asset write-down and lease costs as originally planned. As a result, the Company recorded a $15.1 million restructuring credit associated with the 1997 restructuring plan. The components of the $15.1 million restructuring credit include: $10.2 million for fixed asset write-downs, $3.8 million for plant closure and operating lease obligations and $1.1 million for personnel reductions.

       In addition, the Company recorded restructuring and other charges of $5.4 million during 1998 to reserve for approximately $3.1 million of net receivables due from Trace and to write-down approximately $2.3 million of impaired goodwill associated with a foreign facility. Also, during 1998, the Company incurred additional plant closure costs of $5.2 million and personnel reduction costs of $1.2 million associated with the closure of the former Crain facilities. The additional costs associated with the closure of the former Crain facilities resulted in an increase to goodwill.

       Except as discussed above, the 1997 and 1996 restructuring plans have been generally implemented as originally contemplated. The following table sets forth the components of the Company's restructuring and other charges:

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.     RESTRUCTURING AND OTHER CHARGES (CREDITS) (continued)

                                                       Asset         Plant Closure      Personnel
                                           Total    Writedowns         and Leases       Reductions        Other
                                                                       (millions)
       Balances at December 31, 1995      $15.9        $(4.2)            $14.8            $ 3.7           $ 1.6
       Cash spending                       (9.9)           -              (6.6)            (2.0)           (1.3)
       Cash proceeds                        1.0          1.0                 -                -               -
       1996 restructuring charge            6.6          2.4               4.1              0.1               -
       Restructuring credits              (13.1)        (9.7)             (2.8)            (0.4)           (0.2)
       Asset adjustment for
         restructuring credits              8.0          8.7              (0.6)               -            (0.1)
                                          -----       ------             -----           ------           -----

       Balances at December 29, 1996        8.5         (1.8)              8.9              1.4               -
       Cash spending                       (2.3)          -               (1.4)            (0.9)              -
       1997 restructuring charge           23.0         12.1               9.8              1.1               -
       Restructuring credits               (1.9)         0.1              (2.3)             0.3               -
       Asset write-off/writedowns         (16.1)       (16.1)                -                -               -
       Plant consolidation costs           10.0            -               8.5              1.5               -
                                          -----       ------             ------            -----          -----

       Balance at December 28, 1997        21.2         (5.7)             23.5              3.4               -
       Cash spending                      (15.7)           -             (12.2)            (3.5)              -
       Cash proceeds                        2.1          2.1                 -                -               -
       1998 restructuring charge            5.4          5.4                 -                -               -
       1998 restructuring credit          (15.1)       (10.2)             (3.8)            (1.1)              -
       Asset write-off/writedowns          (6.3)        (5.5)             (0.8)               -               -
       Reclassified fixed asset basis
         for restructuring credit           8.2          8.2                 -                -               -
       Plant consolidation costs            6.4            -               5.2              1.2               -
                                          -----       ------             -----           ------           -----

       Balance at December 31, 1998       $ 6.2       $ (5.7)            $11.9          $     -           $   -
                                          =====       ======             =====          =======           =====

       As indicated in the table above, the accrued restructuring and plant consolidation balance at December 31, 1998 will be used for payments relating to plant closure and leases including rundown costs at the facilities. The $5.7 million of asset writedowns relates to estimated proceeds and is included in noncurrent assets. The Company expects to incur approximately $2.9 million of charges during 1999 with the remaining $9.0 million to be incurred through 2006.

5.       INVENTORIES

       Inventories consists of (thousands):
                                       December 31,     December 28,
                                           1998             1997
                                         --------        --------
       Raw materials and supplies        $ 99,997        $ 75,487
       Work-in process                     12,188          15,620
       Finished goods                      24,473          29,192
                                         --------        --------
       Total                             $136,658        $120,299
                                         ========        ========

6.     SHORT-TERM BORROWINGS

       Short-term borrowings include borrowings outstanding under a line of credit facility for Foamex Canada Inc. ("Foamex Canada") bearing interest at the bank's prime rate (6.75% at December 31, 1998) plus 1/2%. The weighted average interest rates on Foamex Canada's short-term borrowings outstanding for 1998, 1997 and 1996 were 7.3%, 5.4% and 5.9%, respectively. Borrowings under Foamex Canada's credit facility are due on demand and are collateralized by accounts receivable, property and inventories of Foamex Canada having an approximate net

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     SHORT-TERM BORROWINGS (continued)

carrying value of $17.7 million as of December 31, 1998. The unused amount under this line of credit totaled approximately $2.3 million as of December 31, 1998.

7.     CURRENT PORTION OF LONG-TERM DEBT, LONG-TERM DEBT AND EXTRAORDINARY LOSS

       For the year ended December 31, 1998, the Company had a loss from continuing operations, a working capital deficit and was not in compliance with certain debt covenants for which it is seeking amendments. Such non-compliance provides the lenders under those agreements, which have an aggregate outstanding principal amount of approximately $480.4 million, with the right, upon notice and lapse of time to declare all of such indebtedness to be due. Notwithstanding the fact that to date the lenders have not executed such rights and have granted the Company a waiver of such covenants through May 5, 1999 to enable the Company to negotiate an amendment of such covenants; there can be no assurance that such amendments will be obtained and therefore such indebtedness has been classified as current in the Company's financial statements. Were the lenders under those agreements to accelerate the maturity of their indebtedness, such acceleration would constitute an event of default and substantially all of the Company's long-term debt. Therefore, the Company has reclassified approximately $771.1 million of long-term debt as current. Such classification raises substantial concern about the Company's ability to continue as a going concern.

       Current portion of long-term debt and long-term consists of:

                                                                            December 31,    December 28,
                                                                                1998            1997
                                                                             --------        --------
       Credit Facility:                                                           (thousands)
         Term Loan A (1)                                                     $     --        $ 76,700
         Term Loan B (1)                                                       82,714         109,725
         Term Loan C (1)                                                       75,194          99,750
         Term Loan D (1)                                                      108,900         110,000
         Revolving credit facility (1)                                        139,438          54,928
       9 7/8% Senior subordinated notes due 2007 (2)                          150,000         150,000
       13 1/2% Senior subordinated notes due 2005 (includes
         $11,893 and $13,720 of unamortized debt premium) (2)                 109,893         111,720
       9 1/2% Senior secured notes due 2000 (3)                                    --           4,523
       Industrial revenue bonds (4)                                             7,000           7,000
       Subordinated note payable (net of unamortized
         debt discount of $523 and $1,198) (4)                                  6,491           6,129
       Other                                                                   18,858          18,180
                                                                             --------        --------
                                                                              698,488         748,655

       Less current portion                                                   690,248          12,931
                                                                             --------        --------

       Long-term debt-unrelated parties                                      $  8,240        $735,724
                                                                             ========        ========

       Current portion of long-term debt - related party consists of:

       Foamex/GFI Note (4)                                                   $ 34,000        $     --
       Note payable to Foam Funding LLC (5)                                    64,935              --
                                                                             --------        --------

       Long-term debt - related party (classified as current)                $ 98,935        $     --
                                                                             ========        ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. CURRENT PORTION OF LONG-TERM DEBT, LONG-TERM DEBT AND EXTRAORDINARY LOSS (continued)

       (1) Subsidiary debt of Foamex L.P., guaranteed by the Company and Foamex Capital Corporation ("FCC").
       (2)    Subsidiary debt of Foamex L.P. and FCC.
       (3)    Subsidiary debt of Foamex L.P. and FCC, guaranteed by the Company.
       (4)    Subsidiary debt of Foamex L.P.
       (5)    Subsidiary debt of Foamex Carpet.

       Credit Facility

       On June 12, 1997, Foamex L.P. entered into the Credit Facility with a group of banks that provides for term loans of up to $440.0 million which expire from June 2003 to December 2006 and borrowings of up to $150.0 million under a revolving line of credit which expires in June 2003. The term loans are comprised of (i) term A loan ("Term A") which provides up to $120.0 million of borrowings, (ii) term B loan ("Term B") of $110.0 million, (iii) term C loan ("Term C") of $100.0 million and (iv) term D loan ("Term D") of $110.0 million.

       In connection with the GFI Transaction (see Note 1), Foamex L.P. amended its agreements with the lenders under the Credit Facility, which included additional borrowings of $129.0 million under new term loan agreements that were assumed by Foam Funding LLC and borrowings of $32.7 million under the existing revolving credit facility. These funds were used to (i) repay approximately $125.1 million of existing term loans and accrued interest thereon of approximately $0.9 million, (ii) deposit $4.8 million into an escrow account in order to redeem the senior secured notes during June 1998, (iii) repay $4.8 million of indebtedness owed to General Felt which was retained by Trace, (iv) fund the $20.0 million to acquire the net assets of General Felt after the transfer of the General Felt stock to Foam Funding LLC and (v) pay fees and expenses of approximately $5.4 million. Also, this amendment increased the availability under the revolving credit facility from $150.0 million to $200.0 million, subject to a $2.5 million quarterly reduction of the availability under the revolving credit facility effective September 30, 1998, with $34.5 million of the increased availability used for a letter of credit to support the Foamex/GFI Note (described below).

       Borrowings under the Credit Facility are collateralized by substantially all of the assets of Foamex L.P. on a pari passu basis with the IRBs (described below); however, the rights of the holders of the applicable issue of the IRBs to receive payment upon the disposition of the collateral securing such issue of the IRBs has been preserved.

       Pursuant to the terms of the Credit Facility, borrowed funds will bear interest at a floating rate equal to an applicable margin, as defined, plus the higher of (i) the base rate of The Bank of Nova Scotia, in effect from time to time, or (ii) a rate that is equal to 0.5% per annum plus the federal funds rate in effect from time to time. The applicable margin is determined based on the total net debt to EBDAIT ratio, as defined, and can range from no margin up to 1.125% per annum for Term A and revolving loans, from 0.875% per annum to 1.375% per annum for Term B, from 1.125% per annum to 1.625% per annum for Term C and from 1.250% per annum to 1.750% per annum for Term D ("Base Rate Interest Loans"). At the option of Foamex L.P., portions of the outstanding loans under the Credit Facility are convertible into LIBOR based loans which bear interest at a floating rate equal to an applicable margin for LIBOR based loans, as defined, plus the average LIBOR, as defined. The applicable margin for LIBOR based loans is a rate that will generally equal the applicable margin (discussed above) plus 1.0% per annum. Pursuant to a March 11, 1999 amendment to the Credit Facility, the applicable margin for revolving loans as Base Rate Interest Loans as determined based on the total net debt to EBDAIT ratio will range from 1.50% per annum to 2.25% per annum and the applicable margins for Term B, Term C and Term D as Base Rate Interest Loans will be fixed at 2.50% per annum, 2.75% per annum and 2.875% per annum, respectively. The applicable margin for LIBOR based loans will equal the applicable margin for Base Rate Interest Loans plus 1.0% per annum. As of December 31, 1998, the interest rates for revolver borrowings, Term B, Term C and Term D were 7.80%, 8.00%. 8.25% and 8.4375%, respectively.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. CURRENT PORTION OF LONG-TERM DEBT, LONG-TERM DEBT AND EXTRAORDINARY LOSS (continued)

       Foamex L.P. had a credit agreement (the "Foamex L.P. Old Credit Facility") with a group of banks that provided for loans of up to $85.0 million of which up to $40.0 million was available as a term loan and $45.0 million was available under a revolving line of credit. During 1997, $3.8 million of net proceeds from the Perfect Fit Industries, Inc. sale was used to repay term loan borrowings. The term loan was repaid in connection with the Refinancing Plan (described below).

       9 7/8% Senior Subordinated Notes due 2007 ("Senior Subordinated Notes")

       The Senior Subordinated Notes were issued by Foamex L.P. and FCC in connection with the Refinancing Plan. The Senior Subordinated Notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt (as defined in the Indenture). The Senior Subordinated Notes bear interest at the rate of 9 7/8% per annum payable semiannually on each June 15 and December 15, commencing December 15, 1997. The Senior Subordinated Notes mature on June 15, 2007. The Senior Subordinated Notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 15, 2002, initially at 104.938% of their principal amount, plus accrued interest and liquidated damages, as defined, if any, thereon to the date of redemption and declining to 100.0% on or after June 15, 2005. In addition, at any time prior to June 15, 2000, Foamex L.P. may on one or more occasions redeem up to 35.0% of the initially outstanding principal amount of the Senior Subordinated Notes at a redemption price equal to 109.875% of the principal amount, plus accrued interest and liquidated damages, if any, thereon to the date of redemption with the cash proceeds of one or more Public Equity Offerings, as defined. Upon the occurrence of a change of control, as defined, each holder of Senior Subordinated Notes will have the right to require Foamex L.P. to repurchase the Senior Subordinated Notes at a price equal to 101.0% of the principal amount, plus accrued interest and liquidated damages, if any, to the date of repurchase. The Senior Subordinated Notes are subordinated in right of payment to all senior indebtedness and are pari passu in right of payment to the 13 1/2% Senior Subordinated Notes and the Subordinated Note Payable (described below).

       13 1/2% Senior Subordinated Notes due 2005, Series B ("13 1/2% Senior Subordinated Notes")

       The 13 1/2% Senior Subordinated Notes were issued by Foamex L.P. and FCC in connection with the Crain Acquisition. The 13 1/2% Senior Subordinated Notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt (as defined in the Indenture). The 13 1/2% Senior Subordinated Notes bear interest at the rate of 13 1/2% per annum payable semiannually on each February 15 and August 15. The 13 1/2% Senior Subordinated Notes mature on August 15, 2005. The 13 1/2% Senior Subordinated Notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after August 15, 2000, initially at 106.75% of their principal amount, plus accrued interest, if any, thereon to the date of redemption and declining to 100.0% on or after August 15, 2004. Upon the occurrence of a change of control, as defined, each holder of the 13 1/2% Senior Subordinated Notes will have the right to require Foamex L.P. to repurchase the 13 1/2% Senior Subordinated Notes at a price equal to 101.0% of the principal amount, plus accrued interest and liquidated damages, if any, to the date of repurchase. The 13 1/2% Senior Subordinated Notes are subordinated in right of the payment of all senior indebtedness and are pari passu in right of payment to the Senior Subordinated Notes and to the Subordinated Note Payable (described below).

       9 1/2% Senior Secured Notes due 2000 ("Senior Secured Notes")

       The Senior Secured Notes were issued on June 3, 1993 with interest at the rate of 9 1/2% payable semiannually on each June 1 and December 1. The Senior Secured Notes had a maturity date of June 1, 2000. The Senior Secured Notes were collateralized by a first-priority lien on substantially all of the assets of Foamex L.P. except for receivables, real estate and fixtures. The Senior Secured Notes were defeased in February 1998 and redeemed in June 1998.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. CURRENT PORTION OF LONG-TERM DEBT, LONG-TERM DEBT AND EXTRAORDINARY LOSS (continued)

       Industrial Revenue Bonds ("IRBs")

       Two bond issues in the principal amount of $1.0 million and $6.0 million, maturing in 2005 and 2013, respectively, are collateralized by certain properties, which have an approximate net carrying value of $11.1 million at December 31, 1998 and letters of credit approximating $7.3 million. The IRBs bear interest at a variable rate with options available to Foamex L.P. to convert to a fixed rate. The interest rates on the IRBs were 4.0% and 3.4% at December 31, 1998 for the $6.0 million and $1.0 million bond issues, respectively. The interest rate on the $6.0 million bond issue varies weekly based on an interest rate that is indicative of current bidside yields on high quality short-term, tax-exempt obligations, or if such interest rate is not available, 70.0% of the interest rate for thirteen week United States Treasury Bills. The maximum interest rate for either of the IRBs is 15.0% per annum. At the time of a conversion to a fixed interest rate and upon appropriate notice, the IRBs are redeemable at the option of the bondholders.

       Subordinated Note Payable

       This note payable was issued to John Rallis, a former Chief Operating Officer of the Company, on May 6, 1993 by Foamex L.P. in connection with the acquisition of Great Western Foam Products Corporation and certain related entities and assets. The note bears interest at a maximum rate of 6% per annum and the principal amount is payable in three equal annual installments beginning May 6, 1999.

       Other

       As of December 31, 1998, other debt is comprised primarily of capital lease obligations, equipment financing associated with an aircraft (see Note 23) and borrowings by the Mexican subsidiaries.

       Foamex Carpet Credit Facility ("Foamex Carpet Credit Facility")

       In February 1998, Foamex Carpet entered into a credit agreement with the institutions from time to time party thereto, as issuing banks and lenders, and Citicorp USA, Inc. and The Bank of Nova Scotia, as administrative agents, which provides for up to $20.0 million in revolving credit borrowings and expires in February 2004. Borrowing under the Foamex Carpet Credit Facility are collateralized by all of the assets of Foamex Carpet on a pari passu basis with the Note Payable to Foam Funding LLC (described below). At December 31, 1998, there were no outstanding borrowings under the Foamex Carpet Credit Facility; however, there was a letter of credit outstanding in the amount of approximately $0.7 million. On March 12, 1999, Foamex Carpet elected to reduce availability under the Foamex Carpet Credit Facility to $15.0 million.

       Pursuant to the terms of the Foamex Carpet Credit Facility, borrowed funds will bear interest at a floating rate equal to the sum of 2.0% per annum plus the higher of (i) the base rate of The Bank of Nova Scotia, in effect from time to time or (ii) a rate that is equal to 0.5% per annum plus the federal funds rate in effect from time to time. At the option of Foamex Carpet, portions of outstanding loans under the Foamex Carpet Credit Facility are convertible into LIBOR based loans which bear interest at a floating rate equal to the sum of 3.0% per annum plus the average LIBOR, as defined.

       Foamex/GFI Note

       In connection with the transfer of General Felt's common stock, in the GFI Transaction, Foamex L.P. entered into the $34.0 million Foamex/GFI Note to settle an existing intercompany note payable to General Felt, which was retained by Foam Funding LLC in connection with the asset purchase agreement for the GFI Transaction (see Note 13). The principal and current interest payable under the Foamex/GFI Note are secured by a $34.5 million letter of credit issued under the Credit Facility. The principal amount is due upon maturity in March 2000.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. CURRENT PORTION OF LONG-TERM DEBT, LONG-TERM DEBT AND EXTRAORDINARY LOSS (continued)

       Pursuant to the terms of the Foamex/GFI Note, the note will bear interest at a floating rate equal to the higher of (i) the base rate of the Holder, as defined, in effect from time to time, or (ii) a rate that is equal to 0.5% per annum plus the federal funds rate in effect from time to time. At the option of Foamex L.P., interest payable under the note is converted into a LIBOR based interest rate at a floating rate equal to the sum of 0.75% per annum plus the average LIBOR, as defined. As of December 31, 1998, the interest rate for borrowings was 6.3125%.

       Note Payable to Foam Funding LLC

       In connection with the asset purchase agreement for the GFI Transaction (see Note 13), Foamex Carpet entered into a $70.2 million promissory note with Foam Funding LLC. Amounts outstanding under the Note Payable to Foam Funding LLC are collateralized by all the assets of Foamex Carpet on a pari passu basis with the Foamex Carpet Revolving Credit and subject to quarterly payments commencing June 30, 1998 through March 31, 1999 in the amount of approximately $1.8 million, June 30, 1999 through March 31, 2000 in the amount of approximately $2.6 million and June 30, 2001 through December 31, 2003 and at the final maturity on February 25, 2004 in the amount of approximately $3.5 million.

       Pursuant to the terms of the Note Payable to Foam Funding LLC, the note will bear interest at a floating rate equal to the sum of 2.0% per annum plus the higher of (i) the base rate of the Holder, as defined, in effect from time to time, or (ii) a rate that is equal to 0.5% per annum plus the federal funds rate in effect from time to time. At the option of Foamex Carpet, interest payable under the note is convertible into a LIBOR based interest rate at a floating rate equal to the sum of 3.0% per annum plus the average LIBOR, as defined. As of December 31, 1998, the interest rate for borrowings was 8.5625%.

       Refinancing Plan

       On June 12, 1997, the Company substantially completed a refinancing plan (the "Refinancing Plan") that included the refinancing of certain long-term indebtedness to reduce the Company's interest expense and improve financing flexibility. In connection with the Refinancing Plan, Foamex L.P. purchased approximately $342.3 million of aggregate principal amount of its public debt and approximately $116.7 million of aggregate principal amount of Foamex-JPS Automotive L.P.'s ("FJPS") senior secured discount debentures due 2004 (the "Discount Debentures") and repaid $5.2 million of term loan borrowings under an existing credit facility. The Refinancing Plan was funded by $347.0 million of borrowings under a new $480.0 million credit facility (the "Credit Facility") and the net proceeds from the issuance of $150.0 million of Senior Subordinated Notes.

       In connection with the Refinancing Plan, the Company incurred an extraordinary loss on the early extinguishment of debt of approximately $42.0 million (net of income tax benefits of $25.7 million). The extraordinary loss is comprised of approximately $39.0 million for premium and consent fee payments, approximately $16.2 million for the write-off of debt issuance costs and debt discount, approximately $8.2 million for the loss associated with the effective termination and amendment of interest rate swap agreements and approximately $4.3 million of professional fees and other costs. In connection with the Refinancing Plan, the Company repaid $5.2 million in term loan borrowings under the Credit Facility and purchased approximately $459.0 million of aggregate principal amount of public debt comprised of:

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. CURRENT PORTION OF LONG-TERM DEBT, LONG-TERM DEBT AND EXTRAORDINARY LOSS (continued)

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

       In addition, on October 1, 1997, Foamex L.P. redeemed all of the outstanding: (i) 11 1/4% senior notes due 2002, (ii) 11 7/8% senior subordinated debentures due 2004 and (iii) the 11 7/8% senior subordinated debentures due 2004, Series B, constituting approximately $26.2 million of the approximately $30.7 million of outstanding public debt that was not tendered as part of the Refinancing Plan. These redemptions were funded from borrowings under the Credit Facility. In connection with these redemptions, the Company incurred an extraordinary loss on the early extinguishment of debt of approximately $1.3 million (net of income taxes).

       Early Extinguishment of Debt - Other

       In connection with the GFI Transaction, the Company incurred extraordinary losses of approximately $1.9 million (net of income tax benefits of $1.3 million) associated with the early extinguishment of approximately $125.1 million of term loans under the Foamex L.P. Credit Facility funded with $129.0 million of new term loan agreements assumed by Foam Funding LLC (see Note
13). The extraordinary loss was generated entirely from the write-off of debt issuance costs.

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

       In addition, during 1997, the Company incurred extraordinary losses of approximately $0.6 million (net of income tax benefits of $0.4 million) associated with the early extinguishment of approximately $11.8 million of long-term debt funded with approximately $12.1 million of the remaining net proceeds from the sale of Perfect Fit. The extraordinary loss is comprised of approximately $0.4 million of premium payments and approximately $0.6 million for the write-off of debt issuance costs. The long-term debt was comprised of:

o $2.5 million of aggregate principal amount of its 9 1/2% senior secured notes due 2000.

o $5.5 million of aggregate principal amount of its 11 1/4% senior notes due 2002.

o Bank term loan borrowings of $3.8 million under the Foamex L.P. Old Credit Facility.

       During 1996, $31.3 million of the net proceeds from the sale of Perfect Fit was used to extinguish debt of $30.6 million and to pay redemption premiums of $0.6 million. The Company wrote-off $1.2 million of debt issuance costs associated with the early extinguishment of debt and incurred transaction costs of $0.1 million. The early extinguishment of debt resulted in an extraordinary loss of $1.1 million (net of $0.8 million income tax benefit).

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. CURRENT PORTION OF LONG-TERM DEBT, LONG-TERM DEBT AND EXTRAORDINARY LOSS (continued)

       Interest Rate Swap Agreements

       The Company enters into interest rate swaps to lower funding costs and/or to manage interest costs and exposure to changing interest rates. The Company does not hold or issue financial instruments for trading purposes.

       In connection with the Refinancing Plan, the Company's then existing interest rate swap agreements with a notional amount of $300.0 million were considered to be effectively terminated since the underlying debt was extinguished. These interest rate swap agreements had an estimated fair value liability of $8.2 million at the date of the Refinancing Plan which is included in the extraordinary loss on the early extinguishment of debt. In lieu of a cash payment for the estimated fair value of the then existing interest rate swap agreements, the Company entered into an amendment of the then existing interest rate swap agreements resulting in one interest rate swap agreement with a notional amount of $150.0 million through June 2007. Accordingly, the $8.2 million fair value liability has been recorded as a deferred credit which will be amortized as a reduction in interest and debt issuance expense on a straight-line basis through June 2007. On January 8, 1998, the Company entered into a new amendment to its interest rate swap agreement. The new amendment provided for an interest rate swap agreement with a notional amount of $150.0 million through June 2002. In September 1998, the Company sold its existing interest rate swap agreement for a net gain of approximately $1.0 million. Accordingly, the $1.0 million gain has been recorded as a deferred credit which will be amortized through June 2007, which is the maturity date of the underlying debt.

       The effect of the interest rate swaps was a favorable adjustment to interest and debt issuance expense of $0.7 million, $2.2 million and $3.7 million for 1998, 1997 and 1996, respectively.

       Debt Restrictions and Covenants

       The indentures, credit facilities and other indebtedness agreements contain certain covenants that will limit, among other things to varying degrees, the ability of the Company's subsidiaries (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interest, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder (see
Note 1). Also, the Company's subsidiaries are required under certain of these agreements to maintain specified financial ratios of which the most restrictive are the maintenance of net worth and interest, fixed charge and leverage coverage ratios, as defined. Under the most restrictive of the distribution restrictions, the Company was available to be paid by its subsidiaries as of December 31, 1998, funds only to the extent to enable the Company to meet its operating and debt obligations.

       Foamex L.P. amended the Credit Facility on March 11, 1999. The amendment adjusted financial covenants, among other things, as of December 31, 1998 and provided for future measurement periods taking into account Foamex L.P.'s estimated operating results and financial condition for 1998 and management expectations regarding future measurement periods. As the Foamex L.P. actual 1998 net loss was worse than originally estimated, on April 15, 1999, Foamex L.P. obtained a waiver through May 5, 1999, of the financial covenants contained in the Credit Facility and certain events of default arising out of its Mexican operations, in order to enable Foamex L.P. to negotiate a further amendment of the Credit Facility.

       Foamex Carpet amended the Foamex Carpet Credit Facility and the Note Payable to Foam Funding LLC on March 12, 1999. The amendments adjusted financial covenants, among other things, as of December 31, 1998 and provided for future measurement periods taking into account Foamex Carpet's estimated operating results and financial condition for 1998 and management expectations regarding future measurement periods. As the Foamex Carpet actual 1998 performance was worse than originally projected, on April 15, 1999, Foamex Carpet obtained waivers through May 5, 1999, of the financial covenants contained in the Foamex Carpet Credit Facility and the

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. CURRENT PORTION OF LONG-TERM DEBT, LONG-TERM DEBT AND EXTRAORDINARY LOSS (continued)

Note Payable to Foam Funding LLC, in order to enable Foamex Carpet to negotiate further amendments of the Foamex Carpet Credit Facility and the Note Payable to Foam Funding LLC.

       Future Obligations on Debt

       Scheduled maturities of debt prior to reclassification as current are shown below (thousands):

       Year End                                         Debt
       --------                                       --------
       1999                                           $ 18,091
       2000                                             19,244
       2001                                             21,877
       2002                                             18,932
       2003                                            206,749
       Thereafter                                      501,160
                                                      --------
       Total                                           786,053
       Unamortized debt premium, net                    11,370
                                                      --------
       Total                                          $797,423
                                                      ========

8.     EMPLOYEE BENEFIT PLANS

       The Company adopted during the fourth quarter of 1998, Statement of Financial Accounting Standards No. 132, Employees Disclosure about Pension and Other Postretirement Benefits" ("SFAS No. 132") which revised the required disclosures about pension and other postretirement benefit plans.

       Defined Benefit Pension Plans

       The Company maintains noncontributory defined benefit pension plans for salaried and certain hourly employees. The salaried plan provides benefits that are based principally on years of credited service and level of compensation. The hourly plans provide benefits that are based principally on stated amounts for each year of credited service.

       Net periodic pension cost included the following components:

                                                1998           1997             1996
                                              -------         -------         -------
                                                            (thousands)
       Service cost                           $ 2,833         $ 2,229         $ 2,471
       Interest cost                            4,517           4,273           3,997
       Expected return on plan assets          (5,758)         (5,357)         (4,205)
       Amortization of:
         Transition (asset/obligation)            (75)            (75)            (75)
         Prior service cost                      (245)           (245)           (245)
         (Gain)/Losses and other                  104              72             327
                                              -------         -------         -------
           Total                              $ 1,376         $   897         $ 2,270
                                              =======         =======         =======

       The Company's funding policy is to contribute annually an amount that both satisfies the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and does not exceed the full funding limitations of the Internal Revenue Code of 1986, as amended (the "Code"). The Plan purchased 250,000 shares of the Company's stock in 1994 for $2.5 million and 150,000 shares in 1995 for $1.5 million. The value of the Plan's investment in the Company's stock is approximately $5.2 million and $4.6 million at December 31, 1998 and 1997, respectively. The Plan purchased approximately $2.5 million of shares of Trace Global Opportunities Fund during 1995 and 1997. The value of the Plan's investment in Trace Global Opportunities Fund, which primarily invests in companies organized or operating outside the G-7 markets and is a related party to Trace, was approximately $4.3

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     EMPLOYEE BENEFIT PLANS (continued)

million and $8.7 million at December 31, 1998 and 1997, respectively. During 1998, the Plan purchased 250,000 shares of United Auto Group ("UAG") stock for approximately $4.8 million. The value of the Plan's investment in UAG, which is a related party to Trace, was $2.3 million at December 31, 1998. Plan investments consist primarily of corporate equity and debt securities, mutual life insurance funds and cash equivalents.

       During 1998, the discount rate was adjusted to 6.5%. The following table sets forth the funded status of the Company's underfunded plans and the amounts recognized in the accompanying consolidated balance sheets as of December 31, 1998 and December 28, 1997:

                                                                             December 31,     December 28,
                                                                                 1998             1997
                                                                               --------        ---------
                                                                                      (thousands)
       Change in Benefit Obligation:
         Benefit obligations at end of prior year                              $ 65,948         $ 58,775
         Service cost                                                             2,833            2,229
         Interest cost                                                            4,517            4,273
         Benefits paid (annuities and lump sums)                                 (4,043)          (3,636)
         Actuarial Loss/(Gain)                                                    5,334            4,307
                                                                               --------         --------
           Projected benefit obligation                                        $ 74,589         $ 65,948
                                                                               ========         ========

       Change in Plan Assets:
         Fair value of plan assets at end of prior year                        $ 58,952         $ 53,734
         Actual return on plan assets                                               439            6,308
         Company contributions                                                      200            2,546
         Benefits paid                                                           (4,043)          (3,636)
         Other                                                                       (2)              --
                                                                               --------         --------
           Fair value of plan assets                                           $ 55,546         $ 58,952
                                                                               ========         ========

       Funded Status of the Plan:
         Plan assets in excess of/(less than) benefit obligation               $(19,042)        $ (6,996)
         Unamortized transition (asset) obligation                                 (740)            (815)
         Unamortized prior service cost                                          (2,397)          (2,642)
         Unamortized net (gains)/losses                                          18,711            8,160
                                                                               --------         --------
           Net prepaid assets/(accrued liabilities)                            $ (3,468)        $ (2,293)
                                                                               ========         ========

       Total Recognized Amounts in the Statement of Financial Position:
         Prepaid benefit costs                                                 $  1,200         $  1,749
         Accrued benefit liability                                              (20,150)          (6,274)
         Intangible assets                                                          239              262
         Accumulated other comprehensive income                                  15,243            1,970
                                                                               --------         --------
           Net amount recognized                                               $ (3,468)        $ (2,293)
                                                                               ========         ========

       Significant assumptions used in determining the plans' funded status are as follows:

                                                                 December 31,   December 28,
                                                                    1998           1997
                                                                  --------       -------
       Expected long-term rates of return on plan assets           10.00%         10.00%
       Discount rates on projected benefit obligations              6.50%          7.00%

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     EMPLOYEE BENEFIT PLANS (continued)

       Defined Contribution Plan

       The Company maintains a defined contribution plan which is qualified under Section 401(k) of the Code and is available for eligible employees who elect to participate in the plan. Employee contributions are voluntary and subject to certain limitations as imposed by the Code. The Company provides contributions amounting to a 25% match of employees' contributions up to 4% of eligible compensation. The Company also provides an additional 25% match of employees' contributions up to 4% of eligible compensation made to a fund which invests in the Company's common stock. In addition, the Company may make discretionary contributions amounting to a 25% match of employees' contributions up to 4% of eligible compensation. The expense for these contributions for 1998, 1997 and 1996 was approximately $0.9 million, $0.9 million and $0.8 million, respectively.

       Postretirement Benefits

       In addition to providing pension benefits, the Company provides postretirement health care and life insurance for eligible employees. These plans are unfunded and the Company retains the right, subject to existing agreements, to modify or eliminate these benefits.

       The components of 1998, 1997 and 1996 expense for postretirement benefits are as follows:

                                                        1998          1997          1996
                                                       -----         -----         -----
                                                                   (thousands)
       Service costs                                   $  10         $   9         $  12
       Interest cost                                      46            71            67
       Amortization of:
         Prior service costs                             (35)          (35)          (27)
         (Gains)/losses and other                        (29)          (21)          (26)
       Special termination/curtailment loss               --            74           576
                                                       -----         -----         -----

       Net periodic postretirement benefit cost        $  (8)        $  98         $ 602
                                                       =====         =====         =====

       During 1996, certain employees accepted an early retirement program resulting in a special termination loss of $0.6 million.

       The following table sets forth the funded status of the Company's postretirement plans and the amounts recognized in the accompanying consolidated balance sheets as of December 31, 1998 and December 28, 1997:

                                                       December 31,     December 28,
                                                           1998            1997
                                                         -------         -------
                                                                (thousands)
       Change in Benefit Obligation:
         Benefit obligations at end of prior year        $   927         $ 1,012
         Service cost                                         10               9
         Interest cost                                        46              71
         Employee contributions                               27              28
         Benefits paid (annuities and lump sums)            (312)           (220)
         Actuarial Loss/(Gain)                               (47)            (47)
         Special termination benefits                         --              74
                                                         -------         -------
           Projected benefit obligation                  $   651         $   927
                                                         =======         =======

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     EMPLOYEE BENEFIT PLANS (continued)

                                                                      December 31,    December 28,
                                                                          1998           1997
                                                                        -------         -------
                                                                              (thousands)
       Change in Plan Assets:
         Fair value of plan assets at end of prior year                 $    --         $    --
         Company contributions                                              285             192
         Employee contributions                                              27              28
         Benefits paid (annuities and lump sums)                           (312)           (220)
                                                                        -------         -------
           Fair value of plan assets                                    $    --         $    --
                                                                        =======         =======

       Funded Status of the Plan:
         Plan assets in excess of/(less than) benefit obligation        $  (651)        $  (927)
         Unamortized prior service cost                                    (442)           (477)
         Unamortized net (gains)/losses                                    (573)           (555)
                                                                        -------         -------
           Net prepaid assets/(accrued liabilities)                     $(1,666)        $(1,959)
                                                                        =======         =======

       The net accrued benefit liability recognized at December 31, 1998 and December 28, 1997 resulted in an unfunded obligation of $1.7 million and $2.0 million, respectively.

       A 6% and 8% annual rate of increase in the per capita costs of covered health care benefits was assumed for each of 1998 and 1997, respectively. This rate was assumed to gradually decrease to 5% by the year 2000. Increasing the weighted average assumed health care cost trend rates by one percentage point would have an insignificant impact on the accumulated postretirement benefit obligation and service and interest cost. The discount rate used was 6.5% and 7.0% as of December 31, 1998 and December 28, 1997, respectively.

       Postemployment Benefits

       The Company provides certain postemployment benefits to former or inactive employees and their dependents during the time period following employment but before retirement. At December 31, 1998 and December 28, 1997, the Company's liability for postemployment benefits was insignificant for each period.

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

       During 1996, the Company finalized the sale of the outstanding common stock of Perfect Fit, a wholly owned subsidiary, for an adjusted sale price of approximately $44.2 million. The sale included substantially all of the net assets of the home comfort products segment. Actual and estimated transaction expenses related to the sale totaled approximately $1.5 million. The Company recorded a loss on the sale of Perfect Fit of approximately $43.0 million, which includes the loss on disposal and a loss of $2.4 million relating to operating losses during the phase-out period.

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

10.    OTHER INCOME (EXPENSE), NET

       Other income (expense), net for 1998 primarily consists, among other things, of: $6.5 million of costs associated with the proposed buyout transaction, $3.1 million of fees and costs related to the GFI Transaction, $3.0 million of foreign currency translation and transaction losses, $1.0 million impairment write down of an investment deemed to be other than temporary, and other expenses offset by approximately $1.9 million of interest income.

11.    INCOME TAXES

       Income (loss) from continuing operations before provision for income taxes consists of the following:

                                                              1998             1997            1996
                                                            --------         --------         --------
                                                                            (thousands)
       United States                                        $ (1,318)        $  7,572         $ 46,075
       Foreign                                               (10,293)            (916)           3,086
                                                            --------         --------         --------

       Income (loss) from continuing operations
         before provision (benefit) for income taxes        $(11,611)        $  6,656         $ 49,161
                                                            ========         ========         ========

       The components of the total consolidated provision (benefit) for income taxes are summarized as follows:

                                                           1998             1997              1996
                                                         --------         --------         --------
                                                                         (thousands)
       Continuing operations                             $ 58,242         $  2,525         $ 16,669

       Discontinued operations                                 --           (1,330)         (35,129)

       Extraordinary loss on early extinguishment
         of debt                                           (1,278)         (27,400)            (765)
                                                         --------         --------         --------

       Total consolidated provision (benefit) for
         income taxes                                    $ 56,964         $(26,205)        $(19,225)
                                                         ========         ========         ========

       The total consolidated provision (benefit) for income taxes is summarized as follows:

                                   1998          1997           1996
                                  ------        ------        ------
       Current:                               (thousands)
         Federal                  $3,391        $1,958        $  220
         State                        --         1,248           760
         Foreign                     673           498           786
                                  ------        ------        ------
             Total current         4,064         3,704         1,766
                                  ------        ------        ------

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    INCOME TAXES (continued)

                                                       1998             1997             1996
                                                     --------         --------         --------
       Deferred:                                                     (thousands)
         Federal                                       52,951          (27,013)         (24,211)
         State                                             --           (2,662)           2,729
         Foreign                                          (51)            (234)             491
                                                     --------         --------         --------
             Total deferred                            52,900          (29,909)         (20,991)
                                                     --------         --------         --------

       Total consolidated provision (benefit)
         for income taxes                            $ 56,964         $(26,205)        $(19,225)
                                                     ========         ========         ========

       The tax effect of the temporary differences that give rise to significant deferred tax assets and liabilities are:

                                                                December 31,     December 31,
                                                                    1998             1997
                                                                  --------         --------
       Deferred tax assets:                                              (thousands)
         Inventory basis differences                              $  1,366         $  1,252
         Employee benefit accruals                                  12,592            5,405
         Allowances and contingent liabilities                       9,270            3,600
         Restructuring and plant closing accruals                    4,541           14,436
         Other                                                       7,729            4,827
         Net operating loss carryforwards                           45,600           49,795
         Capital loss carryforwards                                  2,105           11,202
         Valuation allowance for deferred tax assets               (56,880)         (13,407)
                                                                  --------         --------
         Deferred tax assets                                        26,323           77,110
                                                                  --------         --------

       Deferred tax liabilities:
         Basis difference in property, plant and equipment          26,509           27,544
         Other                                                       2,879            2,282
                                                                  --------         --------
         Deferred tax liabilities                                   29,388           29,826
                                                                  --------         --------

       Net deferred tax assets (liabilities)                      $ (3,065)        $ 47,284
                                                                  ========         ========

       The 1998 provision for income taxes of $57.0 million includes an increase in valuation allowance of $52.6 million for deferred tax assets as the Company has determined that it will be more likely than not to have insufficient future income to utilize its net operating losses and realize other deferred income tax assets. The Company will continually review the adequacy of the valuation allowance and recognize benefits only as reassessment indicates that it is more likely than not that the benefits will be realized. In addition, the Company did not recognize the tax benefits associated with losses in Mexico since it appears likely that the net operating losses will not be able to be realized in the near future.

       During 1998, the valuation allowance for deferred tax assets and net deferred tax assets decreased by $9.1 million primarily due to the reduction of capital loss carryforwards associated with the transfer of General Felt's common stock in connection with the GFI Transaction (see Note 13). In addition, during 1998, deferred tax assets were increased by $8.7 million associated with a change in the income tax basis of Foamex Carpet. At December 31, 1998, the Company had approximately $120.0 million of regular tax net operating loss carryforwards for federal income tax purposes expiring from 2010 to 2012.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    INCOME TAXES (continued)

       A reconciliation of the statutory federal income tax rate to the effective income tax rate on continuing operations is as follows:

                                                                      1998             1997             1996
                                                                    --------         --------         --------
                                                                                   (thousands)
       Statutory income taxes                                       $ (4,064)        $  2,330         $ 17,206
       State income taxes, net of federal                                 --              260            1,864
       Limitation on the utilization of foreign tax benefits           3,800               --               --
       Valuation allowance                                            52,573               --           (3,621)
       Cost in excess of assets acquired                               1,505              553              644
       Write-off excess cost                                             770            4,305               --
       Utilization of capital loss carryforwards                          --           (5,028)              --
       Costs associated with buyout proposal                           1,750               --               --
       Other                                                           1,908              105              576
                                                                    --------         --------         --------
       Total                                                        $ 58,242         $  2,525         $ 16,669
                                                                    ========         ========         ========

12.    COMMITMENTS AND CONTINGENCIES

       Operating Leases

       The Company is obligated under various noncancelable lease agreements for rental of facilities, vehicles and other equipment. Many of the leases contain renewal options with varying terms and escalation clauses that provide for increased rentals based upon increases in the Consumer Price Index, real estate taxes and lessors' operating expenses. Total minimum rental commitments (excluding commitments accrued as part of the Company's various restructuring/consolidation plans) required under operating leases at December 31, 1998 are:

                                                 Operating
                                                   Leases
                                                (thousands)
       1999                                       $13,130
       2000                                        10,306
       2001                                         8,708
       2002                                         7,694
       2003                                         6,586
       Thereafter                                   6,156
                                                  -------
       Total                                      $52,580
                                                  =======

       Rental expense charged to operations under operating leases approximated $11.1 million, $10.1 million and $9.6 million for 1998, 1997 and 1996, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases. In addition, the Company incurred rental expense of approximately $1.7 million for 1996 under leases with related parties.

13.    RELATED PARTY TRANSACTIONS AND BALANCES

       The Company regularly enters into transactions with its affiliates in the ordinary course of business.

       On July 1, 1997, Trace borrowed $5.0 million pursuant to a promissory note with an aggregate principal amount of $5.0 million issued to Foamex L.P. on June 12, 1997. The promissory note is due and payable on demand or, if no demand is made, on July 7, 2001, and bears interest at 2 3/8% plus three-month LIBOR, as defined, per annum payable quarterly in arrears commencing October 1, 1997. On June 12, 1997, another promissory note issued to Foamex L.P. by Trace in July 1996 was amended. The amended promissory note is an extension of a promissory note of Trace that was due in July 1997. The aggregate principal amount of the amended promissory note was increased to approximately $4.8 million and the maturity of the promissory note was extended. The promissory note

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    RELATED PARTY TRANSACTIONS AND BALANCES (continued)

       is due and payable on demand or, if no demand is made, on July 7, 2001, and bears interest at 2 3/8% plus three-month LIBOR, as defined, per annum payable quarterly in arrears. The promissory note is included in the other components of stockholders' equity (deficit). Based on Trace's financial position, Trace may not be able to pay the aggregate amount of $9.8 million.

       The Company has current operating receivables from Trace at December 31, 1998 of approximately $3.0 million, for which an allowance has been provided for in operations as restructuring and other charges due to the financial difficulties of Trace (see Note 1). Additionally, as described above, the Company continues to include in the other components of stockholders' equity (deficit), notes receivable from Trace. During 1998, the Company also recorded charges in other income and expense, net of $6.5 million associated with the terminated Trace buyout and related refinancing (see Note 1).

       During 1997, the Company purchased a $2.0 million investment in Trace Global Opportunities Fund, which primarily invests in companies organized or operating outside the G-7 markets and is a related party to Trace. The value of the Company's investment in Trace Global Opportunities Fund is $0.9 million and $2.0 million at December 31, 1998 and December 28, 1997, respectively. The change in value of this investment is recorded as a charge to other income and expense.

       In connection with the Refinancing Plan in 1997, Foamex L.P. made a cash distribution of approximately $1.5 million to Trace Foam as a result of Foamex L.P.'s distribution to FJPS and FMXI, Inc. of the Discount Debentures, a note with a principal amount of approximately $56.2 million (net of approximately $20.6 million of original issue discount) due from FJPS and a promissory note in the aggregate principal amount of $2.0 million due from the Company. The distribution to Trace Foam reduced retained earnings (accumulated deficit) of the Company.

       Foamex L.P. has a management service agreement with Trace Foam Company, Inc. ("Trace Foam"), a wholly-owned subsidiary of Trace, pursuant to which Trace Foam provides general managerial services of a financial, technical, legal, commercial, administrative and/or advisory nature to Foamex L.P. During June 1997, the management services agreement was amended to increase the annual fee from $1.75 million to $3.0 million, plus reimbursement of expenses incurred. Trace rents approximately 5,900 square feet of general, executive and administrative office space in New York, New York from Foamex L.P. on substantially the same terms as Foamex L.P. leases such space from a third party lessor. Also, certain employees of Trace are also employees of the Company. Additionally, certain employees of Trace and its affiliates provide services to the Company. The Company pays a portion of the salaries of such employees based on the amount of time devoted to the Company's matters by such employees. Such payments totaled approximately $2.0 million per year.

       The Company and Trace are parties to an Aircraft Sale, Lease and Operating Agreement concerning an aircraft owned by the Company. See Note 23.

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    STOCK OPTION PLAN (continued)

       In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"), which was effective as of January 1, 1996, the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model for pro forma footnote purposes with the following assumptions used for grants in all years; no dividend yield, risk-free interest rates of 5.40%, 5.69% to 6.39% and expected option life of three years. Expected volatility was assumed to be 45% in 1998 and 40% in 1997 and 1996.

       A summary of stock option activity is as follows:

                                             1998                      1997                      1996
                                   ------------------------   -----------------------   ------------------------
                                                   Weighted                  Weighed                    Weighted
                                                   Average                   Average                    Average
                                                   Exercise                  Exercise                   Exercise
                                      Shares       Price        Shares       Price         Shares       Price
                                      ------       -----        ------       -----         ------       -----
Outstanding at beginning of year    1,439,049    $    7.08      967,476    $    6.97      951,343    $    7.64
Granted                               132,750        13.22      625,833        11.52      202,240         7.06
Exercised                             (82,440)        7.03     (145,195)        6.88      (14,914)        6.88
Forfeited                            (100,443)        9.84       (9,065)        6.88     (171,193)       10.80
                                   ----------    ---------   ----------    ---------   ----------    ---------
Outstanding at end of year          1,388,916    $    9.41    1,439,049    $    7.08      967,476    $    6.97
                                   ==========    =========   ==========   ==========   ==========    =========

Exercisable at end of year            549,124    $    7.02      467,460    $    7.04      431,863    $    6.94
                                   ==========    =========   ==========   ==========   ==========    =========

       The options outstanding at December 31, 1998 have an exercise price range of $6.875 to $14.00. During 1998, the Company granted 132,750 options with a weighted average market price on the date of grant of $13.22. During 1997, the Company granted 625,833 options with a weighted average market price on the date of grant of $13.91. During 1996, the Company granted 202,240 options with a weighted average market price on the date of grant of $6.52. The 1996 aggregate difference of $1.1 million between the fair market value ("FMV") of the options at the date of grant and the option price is being charged to expense over the vesting period (five years) of the options. Total compensation expense relating to options amounted to approximately $0.2 million, $0.3 million and $0.3 million, respectively, in each of 1998, 1997 and 1996, respectively.

       The weighted average remaining contractual lives of outstanding options at December 31, 1998 was approximately 6.0 years.

       The Company applies the provisions of Accounting Principles Board Opinion No. 25 ("Accounting for Stock Issued to Employees") and related interpretations ("APB 25") in accounting for its stock-based compensation plans. Accordingly, compensation expense has been recognized in the consolidated financial statements with respect to the above plans in accordance with APB 25. Had compensation costs for the above plans been determined based on the fair value of the options at the grant dates under those plans consistent with the methods under Statement of Financial Accounting Standards No. 123 ("Accounting for Stock Based Compensation"), the Company's income from continuing operations and earnings (loss) per share would have the pro forma amounts indicated below:

                                                            1998             1997           1996
                                                              (thousands, except per share data)
       Income (loss) from continuing operations:
         As reported                                     $  (69,853)      $   4,131      $   32,492
         Pro forma                                          (70,270)          3,935          32,404

       Basic earnings (loss) per share:
         As reported                                          (2.79)           0.16            1.28
         Pro forma                                            (2.81)           0.16            1.28

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    STOCK OPTION PLAN (continued)

                                                 1998       1997      1996
                                              (thousands, except per share data)
       Diluted earnings (loss) per share:
         As reported                            (2.79)      0.16      1.26
         Pro forma                              (2.81)      0.15      1.26

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

       Common Stock

       At December 31, 1998, the Company had an aggregate of 3.0 million of common stock shares reserved for issuance in connection with its stock option plan (1.2 million) and outstanding warrants (1.8 million).

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

       Treasury Stock

       During 1997 and 1996, the Company purchased 434,600 and 624,700 shares of its common stock, respectively, for an aggregate cost of $5.7 million and $6.3 million, respectively, under programs authorized by the Board of Directors to purchase up to 3.0 million shares of the Company's common stock.

       Accumulated Other Comprehensive Income (Loss)

       The accumulated other comprehensive income (loss) consists of the following:

                                                   December 31,     December 28,   December 26,
                                                       1998            1997            1996
                                                     --------        --------        --------
                                                                    (thousands)
       Foreign currency translation adjustment       $(10,965)       $ (4,367)       $ (3,494)
       Additional pension liability,
         net of income taxes in 1997 and 1996         (13,756)         (2,231)         (1,445)
                                                     --------        --------        --------
                                                     $(24,721)       $ (6,598)       $ (4,939)
                                                     ========        ========        ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    OPERATING SEGMENT AND RELATED DATA

       In the fourth quarter of 1998 the Company adopted Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Restatement Information" ("SFAS No. 131"). SFAS No. 131 requires companies to report information about their business segments on the basis of how they are managed and evaluated by the chief operating decision-makers. Each of the operating segments is headed by an executive vice president who is responsible for developing plans and directing the operations of the segment.

       The Company's reportable business segments are foam products, carpet cushion products, automotive products and technical products. The foam products segment manufactures and markets foam used by the bedding industry, furniture industry and the retail industry. The carpet cushion products segment distributes prime, rebond, sponge rubber and felt carpet cushion. The automotive products segment supplies foam primarily for automotive interior applications to automotive manufacturers and to industry sub suppliers. The technical products segment manufactures and markets reticulated foams and other custom polyester and polyether foams for industrial, specialty and consumer and safety applications.

       The "other" column in the table below represents certain foreign manufacturing operations in Mexico and Asia that do not meet the quantitative threshold for determining reportable segments, corporate expenses not allocated to other operating segments and restructuring and other charges. Total asset information by operating segment is not reported because many of the Company's facilities produce products for multiple operating segments. Data for 1997 and 1996 has been restated to reflect the implementation of SFAS No. 131.

       The accounting policies of the operating segments are the same as described in the "Summary of Significant Accounting Policies" (see Note 2). Revenues and costs have been included in operating segments where specifically identified. Costs shared by operating segments have been allocated on the basis of the amount utilized.

                                                Carpet
                                   Foam         Cushion     Automotive      Technical
                                 Products       Products     Products        Products        Other      Total
                                 --------       --------     --------        --------        -----      -----
1998
Net sales                        $559,690     $300,791       $285,190         $79,140      $21,585    $1,246,396
Income (loss) from operations      35,313       12,005         16,788          14,571       (3,645)       75,032
Depreciation and amortization      18,300        5,529          6,424           2,929        2,203        35,385

1997
Net sales                         334,900      273,920        225,892          76,254       20,129       931,095
Income (loss) from operations      30,665        8,548         24,638          17,886      (26,637)       55,100
Depreciation and amortization      10,539        4,407          3,550           2,470        1,081        22,047

1996
Net sales                         325,067      291,338        227,151          70,325       12,470       926,351
Income (loss) from operations      32,120       18,503         28,397          17,897        4,527       101,444
Depreciation and amortization      10,935        4,450          3,127           2,484        1,357        22,353

17.    ENVIRONMENTAL MATTERS

       The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. During 1998, expenditures in connection with the Company's compliance with federal, state, local and foreign environmental laws and regulations did not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position. As of December 31, 1998, the Company had accruals of approximately $4.8 million for environmental matters. During 1998, the Company established an allowance of $1.2 million relating to receivables from Trace for environmental indemnification due to the financial difficulties of Trace.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    ENVIRONMENTAL MATTERS (continued)

       The Clean Air Act Amendments of 1990 (the "1990 CAA Amendments") provide for the establishment of federal emission standards for hazardous air pollutants including methylene chloride, propylene oxide and TDI, materials used in the manufacturing of foam. On December 27, 1996, the United States Environmental Protection Agency (the "EPA") proposed regulations under the 1990 CAA Amendments that will require manufacturers of slab stock polyurethane foam and foam fabrication plants to reduce emissions of methylene chloride. The final National Emission Standard for Hazardous Air Pollutants ("NESHAP") was promulgated October 7, 1998. NESHAP requires a reduction of approximately 70% of the emission of methylene chloride for the slab stock foam industry effective October 7, 2001. The Company does not believe implementation of the regulation will require it to make material expenditures due to the Company's use of alternative technologies which do not utilize methylene chloride and its ability to shift current production to the facilities which use these alternative technologies. The 1990 CAA Amendments also may result in the imposition of additional standards regulating air emissions from polyurethane foam manufacturers, but these standards have not yet been proposed or promulgated.

       The Company has reported to appropriate state authorities that it has found soil and groundwater contamination in excess of state standards at three facilities and soil contamination in excess of state standards at three other facilities. The Company has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any degree of certainty at this time. The Company has accruals of $3.3 million for the estimated cost of completing remediation at these facilities. The
Company is in the process of addressing potential contamination at the Morristown, Tennessee facility, and has submitted a sampling plan to the State of Tennessee. The extent of the contamination and responsible parties, if any, has not yet been determined. A former owner may be liable for cleanup costs; nevertheless, the cost of remediation, if any, is not expected to be material.

       Federal regulations required that by the end of 1998 all underground storage tanks ("USTs") be removed or upgraded in all states to meet applicable standards. The Company has upgraded all operating tanks at its facilities in accordance  with  these  regulations  and  recently  completed  the  closure  of remaining USTs at two sites to meet applicable standards. Some petroleum contamination in soils was found at one of the sites; the extent of the contamination is currently being investigated. The Company has accrued approximately $0.5 million for the estimated remediation costs associated with this site. However, the full extent of contamination, and accordingly, the actual cost of such remediation, cannot be predicted with any degree of certainty at this time. Based upon the investigation conducted thus far, the Company believes that its USTs do not pose a significant risk of environmental liability. However, there can be no assurances that such USTs will not result in significant environmental liability in the future.

       On April 10, 1997, the Occupational Health and Safety Administration promulgated new standards governing employee exposure to methylene chloride, which is used as a blowing agent in some of the Company's manufacturing processes. The Company does not believe that it will be required to make any material expenditures to comply with these new standards.

       The Company has been designated as a Potentially Responsible Party ("PRP") by the EPA with respect to nine sites with an estimated total liability to the Company for the nine sites of less than $1.0 million. Estimates of total cleanup costs and fractional allocations of liability are generally provided by the EPA or the committee of PRP's with respect to the specified site. In each case, the liability of the Company is not considered to be material.

       Although it is possible that new information or future developments could require the Company to reassess its potential exposure relating to all pending environmental matters, including those described herein, the Company believes that, based upon all currently available information, the resolution of such environmental matters will not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated and that may be material.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    LITIGATION

       Beginning on or about March 17, 1998, six actions (collectively the "Stockholder Litigation") were filed in the Court of Chancery of the State of Delaware, New Castle County (the "Court"), by stockholders of the Company. The Stockholder Litigation, purportedly brought as class actions on behalf of all stockholders of the Company, named the Company, certain of its directors, certain of its officers, Trace and Merger Sub as defendants alleging that they had breached their fiduciary duties to the plaintiffs and other stockholders of the Company unaffiliated with Trace in connection with the original proposal of Trace to acquire the publicly traded outstanding common stock of the Company for $17.00 per share. The complaints sought, among other things, class certification, a declaration that the defendants have breached their fiduciary duties to the class, preliminary and permanent injunctions barring implementation of the proposed transaction, rescission of the transaction if consummated, unspecified compensatory damages, and costs and attorneys' fees. A stipulation and order consolidating these six actions under the caption In re Foamex International Inc. Shareholders Litigation, Consolidated Civil Action, No. 16259NC was entered by the Court on May 28, 1998.

       The parties to the Stockholder Litigation entered into a Memorandum of Understanding, dated June 25, 1998 (the "Memorandum of Understanding"), to settle the Stockholder Litigation, subject to, inter alia, execution of a definitive stipulation of settlement between the parties and approval by the Court following notice to the class and a hearing. The Memorandum of Understanding provided that as a result of, among other things, the Stockholder Litigation and negotiations among counsel for the parties to the Memorandum of Understanding, a special meeting of stockholders would be held to vote upon and approve the First Merger Agreement which provided, among other things, for the Public Shares owned by stockholders of the Company unaffiliated with Trace and its subsidiaries (the "Public Stockholders") to be converted into the right to receive $18.75 in cash, without interest.

       The Memorandum of Understanding also provided for certification of a class, for settlement purposes only, consisting of the Public Stockholders, the dismissal of the Stockholder Litigation with prejudice and the release by the plaintiffs and all members of the class of all claims and causes of action that were or could have been asserted against Trace, the Company and the individual defendants in the Stockholders Litigation or that arise out of the matters alleged by plaintiffs. Following the completion of the confirmatory discovery which was provided for in the Memorandum of Understanding, on September 9, 1998, the parties entered into a definitive Stipulation of Settlement and the Court set a hearing to consider whether the settlement should be approved for October 27, 1998 (the "Settlement Hearing"). In connection with the proposed settlement, the plaintiffs intended to apply for an award of attorney's fees and litigation expenses in an amount not to exceed $925,000, and the defendants agreed not to oppose this application. Additionally, the Company agreed to pay the cost, if any, of sending notice of the settlement to the Public Stockholders. On September 24, 1998, a Notice of Pendency of Class Action, Proposed Settlement of Class Action and Settlement Hearing was mailed to the members of the settlement class. On October 20, 1998, the parties to the Stockholder Litigation requested that the Court cancel the Settlement Hearing in light of the announcement made by Trace on October 16, 1998, that it had been unable to obtain the necessary financing for the contemplated acquisition by Trace of the Company's common stock at a price of $18.75 per share which was the subject matter of the proposed settlement. This request was approved by the Court on October 21, 1998, and the Company issued a press release on October 21, 1998, announcing that the Court had cancelled the Settlement Hearing.

       On November 10, 1998, counsel for certain of the defendants in the Stockholder Litigation gave notice pursuant to the Stipulation of Settlement that such defendants were withdrawing from the Stipulation of Settlement in light of the notice given by Trace to the Company and the special committee of the Board of Directors on November 5, 1998 whereby Trace terminated the First Merger Agreement on the grounds that the financing condition in the First Merger Agreement was incapable of being satisfied.

       On November 12, 1998, the plaintiffs in the Stockholder Litigation filed an Amended Class Action Complaint (the "Amended Complaint"). The Amended Complaint named the Company, Trace, Merger Sub, Mr. Marshall S. Cogan, Mr. Andrea Farace, Dr. Stuart Hershon, Mr. John Tunney, and Mr. Etienne Davignon as defendants, alleging that they breached their fiduciary duties to plaintiffs and the other Public Stockholders in connection with the Second Merger, that the proposal to acquire the Public Shares for $12.00 per share lacked entire fairness, that the individual defendants violated 8 Del. Code ss. 251 in approving the Second Merger Agreement, and that Trace and Merger Sub breached the Stipulation of Settlement. On December 2, 1998, plaintiffs served a motion for a preliminary

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    LITIGATION (continued)

injunction, seeking an Order to preliminarily enjoin the defendants from proceeding with, consummating or otherwise effecting the merger contemplated by the Second Merger Agreement.

       The defendants have denied, and continue to deny, that they have committed or have threatened to commit any violation of law or breaches of duty to plaintiffs or the purported class or any breach of the stipulation of settlement. The defendants intend to vigorously defend the Stockholder Litigation. If the Stockholder Litigation is adversely determined, it could have a material adverse effect on the financial position, results of operations and cash flows of the Company.

       In addition, on or about November 18, 1998, a putative class action was filed in the United States District Court for the Eastern District of New York on behalf of all persons who purchased common stock of the Company between March 16, 1998 and October 19, 1998, naming Trace as defendant and alleging that Trace breached a contract between the putative class members and Trace. By order dated January 8, 1999, the Court transferred the action to the United States District Court for the Southern District of New York. Trace made a motion to dismiss the action on February 8, 1999, which motion is pending before the Court, and the Court has stayed all discovery in the action until the motion is decided. Neither the Company nor any of the individual directors of the Company are named as defendants in this litigation.

       As of April 16, 1999, the Company and Trace were two of multiple defendants in actions filed on behalf of approximately 4,321 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 39 residents of Australia, New Zealand, England, and Ireland. The Company believes that the number of suits and claimants may increase. During 1995, the Company and Trace were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final.

       Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from the Company or Trace. Neither the Company nor Trace recommended, authorized, or approved the use of its foam for these purposes. The Company is also indemnified by Trace for any such liabilities relating to foam manufactured prior to October 1990. Although Trace has paid the Company's litigation expenses to date from insurance proceeds Trace received, there can be no assurance that Trace will be able to continue to provide such indemnification. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with the general counsel of Trace, and without taking into account indemnification provided by Trace, the coverage provided by Trace and the Company's liability insurance and potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either the Company's or Trace's consolidated financial position or results of operations. If management's assessment of the Company's liability with respect to these actions is incorrect, such actions could have a material adverse effect on the financial position, results of operations and cash flows of the Company.

       On April 14, 1999, the Company received communications addressed to its Board of Directors from certain of the Company's stockholders regarding aspects of relationships between Trace and the Company. Such stockholders questioned the propriety of certain relationships and related transactions between Trace and the Company, which previously have been disclosed in the Company's periodic filings. The Company's Board of Directors, in consultation with its special counsel, is in the process of evaluating such communications and what actions, if any, to take with respect thereto.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    LITIGATION (continued)

       In November 1997, a complaint was filed in the United States District Court for the Southern District of Texas alleging that various defendants, including Crain through the use of the CARDIO(R) process licensed from a third party, infringed on a patent held by plaintiff. The Company is negotiating with the licensor of the process for the assumption of the defense of the action by the licensor, however, the action is in the preliminary stages, and there can be no assurance as to the ultimate outcome of the action. Such action could have a material adverse effect on the financial position, results of operations and cash flows of the Company.

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

19.    FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

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

       The estimated fair values of the Company's financial instruments as of December 31, 1998 are as follows:

                                              Carrying Amount      Fair Value
                                              ---------------      ----------
                                                        (thousands)
       Liabilities:
         Debt and debt related party              $797,423          $798,943
                                                  ========          ========

       As of April 22, 1999, the estimated fair value of the Company's financial instrument is approximately $655.7 million.

       Carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximates fair value due to the short- term nature of these instruments.

       The fair value of long-term debt is estimated using quoted market prices, where available, or discounted cash flows.

       The fair value of any interest rate swap is based on the amount at which the Company would pay if any such swap was settled, as determined by an estimate obtained from dealers.

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

20.    EARNINGS (LOSS) PER SHARE

       The following table shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                              1998            1997            1996
                                                              ----            ----            ----
                                                              (thousands, except per share amounts)
Basic earnings (loss) per share:
       Net income (loss)                                  $   (71,770)       $(42,345)       $(83,135)
                                                          ===========        ========        ========

       Average common stock outstanding                        24,996          25,189          25,389
                                                          ===========        ========        ========

       Basic earnings (loss) per share                    $     (2.87)       $  (1.68)       $  (3.28)
                                                          ===========        ========        ========

Diluted earnings (loss) per share:
       Net income (loss) available for common stock
          and dilutive securities                         $   (71,770)       $(42,345)       $(83,135)
                                                          ===========        ========        ========

       Average common stock outstanding                        24,996          25,189          25,389

       Additional common shares resulting
          from stock options *                                     --             511             351
                                                          -----------        --------        --------

       Average common stock and dilutive
          stock outstanding                                    24,996          25,700          25,740
                                                          ===========        ========        ========

       Diluted earnings (loss) per share                  $     (2.87)       $  (1.65)       $  (3.23)
                                                          ===========        ========        ========

     * Dilutive stock options and warrants have not been included since they would result in anti-dilutive earnings from continuing operations.

       Earnings (loss) per share attributable to continuing operations and discontinued operations and extraordinary loss on early extinguishment of debt are:

                                                               1998        1997          1996
                                                            --------     --------     --------
Earnings (loss) per common share - basic:
       Continuing operations                                $  (2.79)    $   0.16     $   1.28

       Discontinued operations                                    --        (0.08)       (4.51)

       Extraordinary loss                                      (0.08)       (1.76)       (0.05)
                                                            --------     --------     --------

       Net loss                                             $  (2.87)    $  (1.68)    $  (3.28)
                                                            ========     ========     ========

Earnings (loss) per common share - assuming dilution:
       Continuing operations                                $  (2.79)    $   0.16     $   1.26

       Discontinued operations                                    --        (0.08)       (4.45)

       Extraordinary loss                                      (0.08)       (1.73)       (0.04)
                                                            --------     --------     --------

       Net loss                                             $  (2.87)    $  (1.65)    $  (3.23)
                                                            ========     ========     ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                    1998          1997           1996
                                                 --------       --------       --------
                                                               (thousands)

Cash paid for interest                           $ 75,260       $ 46,323       $ 44,472
                                                 ========       ========       ========

Cash paid (received) for income taxes, net       $  2,134       $  3,579       $ (2,855)
                                                 ========       ========       ========

22.    QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                       First         Second           Third
                                                      Quarter        Quarter         Quarter
                                                      -------        -------         -------
       1998 as reported:                              (thousands, except per share amounts)
         Net sales                                    $313,790       $298,479       $332,710
         Gross profit                                   51,196         56,922         56,740
         Income from continuing operations               6,208         10,491          9,640
         Net income (loss)                               4,334         10,448          9,640
         Basic earning (loss) per share from
             continuing operations                        0.25           0.42           0.39
         Diluted earnings (loss) per share from
             continuing operations                        0.24           0.40           0.37

                                                          First          Second          Third            Fourth
                                                         Quarter         Quarter         Quarter          Quarter
                                                         -------         -------         -------          -------
       1998 as adjusted:                                        (thousands, except per share amounts)
         Net sales                                      $ 312,290       $ 298,479       $ 332,210       $ 303,417
         Gross profit                                      49,570          57,396          52,059          (4,520)
         Income (loss) from continuing operations           4,983          10,358           4,050         (89,244)
         Net income (loss)                                  3,109          10,315           4,050         (89,244)
         Basic earning (loss) per share from
             continuing operations                           0.20            0.41            0.16           (3.57)
         Diluted earnings (loss) per share from
             continuing operations                           0.19            0.40            0.16           (3.57)

       In 1998, the Company reported a loss from continuing operations of $69.8 million. The Company has reviewed year-end adjustments and has restated the first, second and third quarters for amounts related to those quarters for all line items where detailed information and recently completed studies provided a basis to correctly position the major items in the correct quarter. The majority of the one-time charges still fall in quarter four, including categories that do not have a basis for allocating by quarter.

       In the fourth quarter of 1998, the Company reported a loss from operations of $89.2 million. Items that negatively impacted the fourth quarter included: (i) additional costs of $4.5 million associated with the integration of Crain and Foamex L.P., including inventory adjustments for facilities affected by the consolidation of manufacturing and/or distribution facilities;
(ii) operating losses and inefficiencies of $1.0 million resulting from fires at Orlando, Florida and Cornelius, North Carolina plants; (iii) operating inefficiencies and logistics costs of $2.5 million associated with the sales of juvenile and other consumer products sold through mass merchandisers and discount stores; (iv) start up costs and inefficiencies of $3.0 million associated with new automotive lamination contracts at Mexican border facilities; (v) increased provisions for bad debts of $3.0 million for United States and Mexican customers; and (vi) competitive pricing measures due to market share challenges from competitors for its foam and automotive products. In addition, the Company provided a valuation allowance of $52.6 million on its deferred tax assets (see Note 11).

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.    QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

                                                          First         Second             Third          Fourth
                                                         Quarter        Quarter           Quarter         Quarter
                                                         -------        -------           -------         -------
       1997                                                     (thousands, except per share amounts)
         Net sales                                      $ 229,120       $ 239,887        $ 233,434       $ 228,654
         Gross profit                                      42,797          44,780           38,039          17,723
         Income (loss) from continuing operations           8,136           9,470            6,515         (19,990)
         Net income (loss)                                  7,726         (32,719)           6,515         (23,867)
         Basic earnings (loss) per share from
             continuing operations                           0.32            0.37             0.26           (0.80)
         Diluted earnings (loss) per share from
             continuing operations                           0.31            0.37             0.26           (0.80)

       During 1997, the Company recorded an extraordinary loss on the early extinguishment of debt of approximately $42.2 million relating to the 1997 Refinancing Plan (see Note 7) which is reflected in the second quarter of 1997. During the fourth quarter of 1997, the Company recorded a $21.1 million restructuring charge which is described in Note 4 and recorded approximately $20.0 million of special charges and changes in estimates relating to inventory writedowns, customer deductions, start-up of operations and other items. These charges decreased gross profit by $15.6 million and increased selling, general and administrative expenses by $4.4 million.

23.      SUBSEQUENT EVENTS

       On March 16, 1999, the Company announced that it had hired John G. Johnson, Jr. as President, Chief Executive Officer and director of the Company following the resignation of Andrea Farace from the positions of Chairman of the Board, Chief Executive Officer and director of the Company. The Company also announced that it had hired JP Morgan Securities Inc. as a financial advisor to explore strategic alternatives to maximize shareholder value.

       On March 31, 1999, the Company sold its corporate airplane for $16.3 million in gross proceeds of which $8.9 million was used to repay debt associated with the airplane. As specified by the terms of the Aircraft Sale, Lease and Operating Agreement, pursuant to which the Company purchased the airplane, Trace agreed to reimburse the Company to the extent the net proceeds from the sale of the airplane were less than a specified amount, and the Company was obligated to share the net proceeds in excess of such specified amount with Trace. Pursuant to the terms of such agreement, the Company was obligated to pay Trace approximately $0.6 million or approximately 50% of the "Excess Proceeds", as defined, which was offset against Trace's obligation to pay interest on two promissory notes in favor of the Company.

       Effective January 25, 1999, employees of Trace and its affiliates referred to in Note 13, entered into employment agreements with the Company totaling $2.0 million annually. The agreements have continuous terms of two years.

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

                                                                      Schedule I

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS

                                                                       December 31,       December 28,
                                                                           1998               1997
                                                                        ---------         ---------
ASSETS                                                                          (thousands)
CURRENT ASSETS:
    Cash and cash equivalents                                           $     187         $   2,639
    Intercompany receivables                                                4,623            14,542
    Deferred income taxes                                                      --            15,975
    Other current assets                                                      584               181
                                                                        ---------         ---------
            Total current assets                                            5,394            33,337

DEFERRED TAXES                                                                 --            26,960

OTHER ASSETS                                                                1,078             2,252
                                                                        ---------         ---------

TOTAL ASSETS                                                            $   6,472         $  62,549
                                                                        =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
    Accounts payable                                                    $      --         $  10,542
    Other accrued liabilities                                               6,486             5,056
                                                                        ---------         ---------
      Total current liabilities                                             6,486            15,598

LONG-TERM LIABILITIES:
    Notes payable to consolidated subsidiaries                              4,990             2,500
    Tax distribution advance payable                                       13,618            13,618
    Deficit in consolidated subsidiaries                                  183,082           142,772
    Deferred income taxes                                                     976                --
    Other liabilities                                                       1,439             1,480
                                                                        ---------         ---------
      Total liabilities                                                   210,591           175,968
                                                                        ---------         ---------

COMMITMENTS AND CONTINGENCIES                                                  --                --
                                                                        ---------         ---------

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred Stock, par value $1.00 per share:
      Authorized 5,000,000 shares - none issued                                --                --
    Common Stock, par value $.01 per share:
      Authorized 50,000,000 shares
      Issued 27,005,752 and 26,908,680 shares, respectively
      Outstanding 25,016,752 and 24,919,680 shares, respectively              270               269
    Additional paid-in capital                                             86,990            86,025
    Retained earnings (accumulated deficit)                              (237,661)         (164,118)
    Accumulated other comprehensive income (loss)                         (24,721)           (6,598)
    Other:
      Common Stock held in Treasury, at cost:
        1,989,000 shares                                                  (19,202)          (19,202)
      Shareholder note receivable                                          (9,795)           (9,795)
                                                                        ---------         ---------
      Total stockholders' equity (deficit)                               (204,119)         (113,419)
                                                                        ---------         ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)              $   6,472         $  62,549
                                                                        =========         =========

    During 1997, FJGP, Inc., a wholly owned subsidiary of Foamex International, effectively distributed its assets and liabilities to Foamex International. FJGP Inc.'s assets primarily consisted of its 1% partnership interest in FJPS and a $6.0 million demand note due from Foamex International.

                 See notes to consolidated financial statements.
                                   (continued)

                                                                      Schedule I

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS


                                                  1998              1997              1996
                                               ---------         ---------         ---------
                                              (amounts in thousands except per share amounts)
INTERCOMPANY SALES                             $  12,619         $ 123,355         $ 179,791

COST OF GOODS SOLD                                12,619           123,355           179,791
                                               ---------         ---------         ---------

GROSS PROFIT                                          --                --                --

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                         (183)              486               709

RESTRUCTURING AND OTHER CHARGES                       --                --              (126)
                                               ---------         ---------         ---------

INCOME (LOSS) FROM OPERATIONS                        183              (486)             (583)

EQUITY IN EARNINGS (LOSS) OF
    CONSOLIDATED SUBSIDIARIES                    (18,260)            4,954            42,097

INTEREST EXPENSE                                   2,237               153               196

OTHER INCOME (EXPENSE)                            (7,326)              204                78
                                               ---------         ---------         ---------

INCOME (LOSS) BEFORE INCOME TAX
    AND EXTRAORDINARY LOSS                       (27,640)            4,519            41,396

INCOME TAX PROVISION (BENEFIT)                    42,213               388             8,904
                                               ---------         ---------         ---------

INCOME (LOSS) FROM CONTINUING
    OPERATIONS                                   (69,853)            4,131            32,492

EQUITY IN DISCONTINUED OPERATIONS                     --            (1,994)         (114,480)
                                               ---------         ---------         ---------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS          (69,853)            2,137           (81,988)

EQUITY IN EXTRAORDINARY LOSS                      (1,917)          (44,482)           (1,147)
                                               ---------         ---------         ---------

NET INCOME (LOSS)                              $ (71,770)        $ (42,345)        $ (83,135)
                                               =========         =========         =========

BASIC EARNINGS (LOSS) PER SHARE:
    CONTINUING OPERATIONS                      $   (2.79)        $    0.16         $    1.28
                                               =========         =========         =========
    EARNINGS (LOSS) PER SHARE                  $   (2.87)        $   (1.68)        $   (3.28)
                                               =========         =========         =========

DILUTED EARNINGS (LOSS) PER SHARE:
    CONTINUING OPERATIONS                      $   (2.79)        $    0.16         $    1.26
                                               =========         =========         =========
    EARNINGS (LOSS) PER SHARE                  $   (2.87)        $   (1.65)        $   (3.23)
                                               =========         =========         =========

       Equity in discontinued operation includes allocated income tax benefits of Foamex International of $1.3 million and $32.5 million for 1997 and 1996, respectively.

       Equity in extraordinary loss includes allocated income tax benefits of $1.9 million, $27.3 million and $0.8 million for 1998, 1997 and 1996, respectively.

                 See notes to consolidated financial statements.
                                   (continued)

                                                                      Schedule I
                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS

                                                                            1998              1997              1996
                                                                         ---------         ---------         ---------
OPERATING ACTIVITIES:                                                                     (thousands)
    Net income (loss)                                                    $ (71,770)        $ (42,345)        $ (83,135)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
      Deferred income taxes                                                 45,189              (387)            8,904
      Equity in discontinued operations                                         --             1,994           114,480
      Equity in extraordinary loss                                           1,917            44,482             1,147
      Equity in (earnings)/losses of consolidated subsidiaries              18,260            (4,954)          (42,097)
      Other                                                                  1,253                61               357
    Changes in operating assets and liabilities,
      net of acquisitions:
      Intercompany receivables                                               9,919            (4,026)            2,702
      Accounts payable                                                     (10,542)            1,233            (3,844)
      Other assets and liabilities                                           1,189               764             4,346
                                                                         ---------         ---------         ---------
         Net cash provided by (used for) operating activities               (4,585)           (3,178)            2,860
                                                                         ---------         ---------         ---------

INVESTING ACTIVITIES:
    Investment in consolidated subsidiaries                                (20,000)               --                --
    Proceeds from (settlement of) sale of discontinued operations               --           (13,556)              179
    Distribution from subsidiaries                                          20,293             8,757             1,707
    Other                                                                       --            (2,000)               --
                                                                         ---------         ---------         ---------
    Net cash provided by (used for) investing activities                       293            (6,799)            1,886
                                                                         ---------         ---------         ---------

FINANCING ACTIVITIES:
    Note payable to consolidated subsidiary                                  2,490             2,500                --
    Dividend payments                                                       (1,245)               --                --
    Tax advance distribution                                                    --            13,618                --
    Purchase of treasury stock                                                  --            (5,739)           (6,296)
    Proceeds from exercise of stock options                                    595             1,005               102
                                                                         ---------         ---------         ---------
         Net cash provided by (used for) financing activities                1,840            11,384            (6,194)
                                                                         ---------         ---------         ---------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                        (2,452)            1,407            (1,448)

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                                      2,639             1,232             2,680
                                                                         ---------         ---------         ---------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                                        $     187         $   2,639         $   1,232
                                                                         =========         =========         =========


Note: During 1998, 1997 and 1996, the Company received distributions from its consolidated subsidiaries of $0.3 million, $8.8 million and $1.7 million, respectively, in accordance with tax sharing agreements.

                 See notes to consolidated financial statements.
                                   (continued)

                                                                     Schedule II

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                   (thousands)

                                          Balance at     Charged to       Charged to                     Balance at
                                         Beginning of    Costs and          other                          End of
                                            Period       Expenses         Accounts          Deductions    Period
YEAR ENDED DECEMBER 31, 1998
Allowance for Uncollectible Accounts       $ 6,844     $       2,611     $    2,500(1)      $   2,165     $ 9,790
                                           =======     =============     ==========         =========     =======

Reserve for Discounts                      $ 1,238     $          --     $   12,516(1)      $  11,914     $ 1,840
                                           =======     =============     ==========         =========     =======

Deferred Tax Asset Valuation Allowance     $13,407     $      52,573     $   (9,100)        $      --     $56,880
                                           =======     =============     ==========         =========     =======


YEAR ENDED DECEMBER 28, 1997
Allowance for Uncollectible Accounts       $ 3,060     $       2,295     $    2,898         $   1,409     $ 6,844
                                           =======     =============     ==========         =========     =======

Reserve for Discounts                      $ 3,268     $          --     $   10,182(1)      $  12,212     $ 1,238
                                           =======     =============     ==========         =========     =======

Deferred Tax Asset Valuation Allowance     $23,064     $      (5,028)    $   (1,863)(3)     $   2,766     $13,407
                                           =======     =============     ==========         =========     =======


YEAR ENDED DECEMBER 29, 1996
Allowance for Uncollectible Accounts       $ 4,839     $         704     $      292         $   2,775     $ 3,060
                                           =======     =============     ==========         =========     =======

Reserve for Discounts                      $ 4,299     $          --     $   12,190         $  13,221     $ 3,268
                                           =======     =============     ==========         =========     =======

Deferred Tax Asset Valuation Allowance     $16,979     $      12,940     $   (6,855)(3)     $      --     $23,064
                                           =======     =============     ==========         =========     =======

(1)    Adjustments reflect a reduction in net sales.

(2) Represents an adjustment to reflect the distribution of valuation reserves for deferred tax assets to Trace in connection with the GFI Transaction (see Note 1).

(3) Represents an adjustment to cost in excess of net assets relating to the utilization of preacquisition deferred tax assets of General Felt.