Form 10-Q/A
period 1998-03-29
FOAMEX INTERNATIONAL INC
filed 1999-05-14
CIK 912908

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-Q/A-3


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

The number of shares of the registrant's common stock outstanding as of May 11, 1998 was 25,003,475.


                                  Page 1 of 26
                          Exhibit List on Page 20 of 26

                            FOAMEX INTERNATIONAL INC.

                                      INDEX
                                                                                                               Page

Part I.  Financial Information:
         Item 1.  Financial Statements

              Condensed Consolidated Statements of Operations - Thirteen Week Periods
                Ended March 29, 1998 and March 30, 1997                                                          3

              Condensed Consolidated Balance Sheets as of March 29, 1998 and December 28, 1997                   4

              Condensed Consolidated Statements of Cash Flows - Thirteen Week Periods Ended
                March 29, 1998 and March 30, 1997                                                                5

              Notes to Condensed Consolidated Financial Statements                                               6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                                 15

Part II. Other Information                                                                                      20

         Exhibit List                                                                                           20

         Signatures                                                                                             26

         The Company is filing this Form 10-Q/A-3 to reflect adjustments to accounts receivable, inventory and other assets and liabilities during the fourth quarter of 1998 related to prior periods including, but not limited to, the first quarter of 1998. The Company has updated its Management's Discussion and Analysis of Financial Condition and Results of Operations to reflect only such adjustments, but has not updated such disclosure to reflect other developments since the original filing. Reference is made to the Company's subsequent reports under the Securities Exchange Act of 1934, as amended, which have been filed with the Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                FOR THE THIRTEEN WEEK PERIOD ENDED MARCH 29, 1998

                                                      13 Week Periods Ended
                                                   March 29,         March 30,
                                                     1998              1997
                                                  ---------         ---------
                                                          (thousands)
NET SALES                                         $ 312,290         $ 229,120

COST OF GOODS SOLD                                  262,720           186,323
                                                  ---------         ---------

GROSS PROFIT                                         49,570            42,797

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                           23,043            15,987
                                                  ---------         ---------

INCOME FROM OPERATIONS                               26,527            26,810

INTEREST AND DEBT ISSUANCE EXPENSE                   17,527            13,968

OTHER INCOME (EXPENSE), NET                            (699)              638
                                                  ---------         ---------

INCOME BEFORE PROVISION FOR INCOME TAXES              8,301            13,480

PROVISION FOR INCOME TAXES                            3,318             5,344
                                                  ---------         ---------

INCOME BEFORE EXTRAORDINARY LOSS                      4,983             8,136

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
   OF DEBT, NET OF INCOME TAXES                      (1,874)             (410)
                                                  ---------         ---------

NET INCOME                                        $   3,109         $   7,726
                                                  =========         =========

BASIC EARNINGS (LOSS) PER SHARE:
   INCOME BEFORE EXTRAORDINARY LOSS               $    0.20         $    0.32
   EXTRAORDINARY LOSS                                 (0.08)            (0.02)
                                                  ---------         ---------
   EARNINGS PER SHARE                             $    0.12         $    0.30
                                                  =========         =========

WEIGHTED AVERAGE NUMBER OF SHARES                    24,942            25,311
                                                  =========         =========

DILUTED EARNINGS (LOSS) PER SHARE:
   INCOME BEFORE EXTRAORDINARY LOSS               $    0.19         $    0.31
   EXTRAORDINARY LOSS                                 (0.07)            (0.02)
                                                  ---------         ---------
   EARNINGS PER SHARE                             $    0.12         $    0.29
                                                  =========         =========

WEIGHTED AVERAGE NUMBER OF SHARES                    25,603            26,368
                                                  =========         =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET DATA (unaudited)

                                                                          March 29,         December 28,
ASSETS                                                                      1998                1997
CURRENT ASSETS:                                                                  (thousands)
   Cash and cash equivalents                                           $    16,919         $    12,044
   Accounts receivable, net                                                185,350             175,684
   Inventories                                                             121,409             120,299
   Other current assets                                                     75,586              62,901
                                                                       -----------         -----------
       Total current assets                                                399,264             370,928

PROPERTY, PLANT AND EQUIPMENT, NET                                         230,911             233,435

COST IN EXCESS OF ASSETS ACQUIRED, NET                                     217,383             218,219

DEBT ISSUANCE COSTS, NET                                                    16,456              18,889

DEFERRED INCOME TAXES                                                       35,641              26,960

OTHER ASSETS                                                                28,734              25,192
                                                                       -----------         -----------

TOTAL ASSETS                                                           $   928,389         $   893,623
                                                                       ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Short-term borrowings                                               $     5,882         $     6,598
   Current portion of long-term debt                                         4,779              12,931
   Current portion of long-term debt - related party                         7,020                  --
   Accounts payable                                                        120,429             131,689
   Accrued interest                                                          8,954              10,716
   Other accrued liabilities                                                69,888              70,513
                                                                       -----------         -----------
       Total current liabilities                                           216,952             232,447

LONG-TERM DEBT                                                             686,401             735,724

LONG-TERM DEBT - RELATED PARTY                                              97,180                  --

OTHER LIABILITIES                                                           39,074              38,871
                                                                       -----------         -----------

       Total liabilities                                                 1,039,607           1,007,042
                                                                       -----------         -----------

COMMITMENTS AND CONTINGENCIES                                                   --                  --
                                                                       -----------         -----------

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred Stock, par value $1.00 per share:
     Authorized 5,000,000 shares - none issued                                  --                  --
   Common Stock, par value $.01 per share:
     Authorized 50,000,000 shares
     Issued 26,992,475 and 26,908,680 shares, respectively;
     Outstanding 25,003,475 and 24,919,680 shares, respectively                270                 269
   Additional paid-in capital                                               86,662              86,025
   Retained earnings (accumulated deficit)                                (162,782)           (164,118)
   Accumulated other comprehensive income                                   (6,371)             (6,598)
   Shareholder note receivable                                              (9,795)             (9,795)
                                                                       -----------         -----------
                                                                           (92,016)            (94,217)
   Common Stock held in treasury, at cost:
     1,989,000 shares at March 29, 1998 and December 28, 1997              (19,202)            (19,202)
                                                                       -----------         -----------

       Total stockholders' equity (deficit)                               (111,218)           (113,419)
                                                                       -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                   $   928,389         $   893,623
                                                                       ===========         ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                          13 Week Periods Ended
                                                                       March 29,         March 30,
                                                                         1998              1997
                                                                      ---------         ---------
                                                                             (thousands)
OPERATING ACTIVITIES:
   Net income                                                         $   3,109         $   7,726
   Adjustments to reconcile net income to net cash provided
       by operating activities:
       Depreciation and amortization                                      7,817             5,361
       Amortization of debt issuance costs, debt discount
          and debt premium                                                  261             3,766
       Extraordinary loss on early extinguishment of debt                 1,608               410
       Other operating activities                                         5,114              (153)
       Changes in operating assets and liabilities, net                 (37,757)            1,790
                                                                      ---------         ---------

          Net cash provided by (used for) operating activities          (19,848)           18,900
                                                                      ---------         ---------

INVESTING ACTIVITIES:
   Capital expenditures                                                  (7,201)           (7,426)
   Acquisitions, net of cash acquired                                    (3,321)               --
   Decrease in restricted cash                                               --             8,356
   Deposit for defeasance of indebtedness                                (4,809)               --
   Other investing activities                                              (460)               --
                                                                      ---------         ---------

          Net cash provided by (used for) investing activities          (15,791)              930
                                                                      ---------         ---------

FINANCING ACTIVITIES:
   Net proceeds from short-term borrowings                                 (716)              293
   Net proceeds from revolving loans                                     69,973                --
   Proceeds from long-term debt                                         129,000               500
   Repayment of long-term debt                                         (127,083)           (9,230)
   Repayment of long-term debt - related party                           (4,800)               --
   Dividend paid                                                         (1,246)               --
   Transfer of General Felt                                             (23,898)               --
   Debt issuance cost                                                    (1,149)               --
   Other financing activities                                               433               405
                                                                      ---------         ---------

          Net cash provided by (used for) financing activities           40,514            (8,032)
                                                                      ---------         ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 4,875            11,798

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                12,044            22,203
                                                                      ---------         ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                   $  16,919         $  34,001
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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       Foamex International Inc.'s (the "Company") condensed consolidated balance sheet as of December 28, 1997 has been condensed from the audited consolidated balance sheet at that date. The condensed consolidated balance sheet as of March 29, 1998, the condensed consolidated statements of operations for the thirteen week periods ended March 29, 1998 and March 30, 1997 and the condensed consolidated statements of cash flows for the thirteen week periods ended March 29, 1998 and March 30, 1997 have been prepared by the Company and have not been audited by the Company's independent accountants. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows have been included.

       Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company's 1997 consolidated financial statements and notes thereto as set forth in the Company's Annual Report on Form 10-K/A-3 for the fiscal year ended December 28, 1997.

2.       RESTATEMENT OF FINANCIAL INFORMATION

       The Company identified certain adjustments to accounts receivable, inventory and other assets and liabilities during the fourth quarter of 1998 that related to prior periods including, but not limited to, the first quarter of 1998. As a result, the Company has restated the accompanying 1998 consolidated financial statements to reflect adjustments that related to the first quarter of 1998, as follows:

                                                 As Previously
                                                   Reported        Adjustments      As Restated
Statement of Operations:
  Net Sales                                       $ 313,790         $  (1,500)        $ 312,290
  Cost of Goods Sold                                262,594               126           262,720
                                                  ---------         ---------         ---------
  Gross Profit                                       51,196            (1,626)           49,570
  Selling, General and Administrative                22,377               666            23,043
                                                  ---------         ---------         ---------
  Income from Operations                             28,819            (2,292)           26,527
  Interest and Debt Issuance Expense                 17,777              (250)           17,527
  Other Income (Expense), net                          (699)               --              (699)
                                                  ---------         ---------         ---------
  Income before Provision for Income Taxes           10,343            (2,042)            8,301
  Provision for Income Taxes                          4,135              (817)            3,318
                                                  ---------         ---------         ---------
  Income before Extraordinary Loss                    6,208            (1,225)            4,983
  Extraordinary Loss                                 (1,874)               --            (1,874)
                                                  ---------         ---------         ---------
  Net Income                                      $   4,334         $  (1,225)        $   3,109
                                                  =========         =========         =========

Basic earnings per share:
  Income before extraordinary item                $    0.25         $   (0.05)        $    0.20
  Extraordinary loss                                  (0.08)               --             (0.08)
                                                  ---------         ---------         ---------
  Earnings per share                              $    0.17         $   (0.05)        $    0.12
                                                  =========         =========         =========

Diluted earnings per share:
  Income before extraordinary item                $    0.24         $   (0.05)        $    0.19
  Extraordinary loss                                  (0.07)               --             (0.07)
                                                  ---------         ---------         ---------
  Earnings per share                              $    0.17         $   (0.05)        $    0.12
                                                  =========         =========         =========


                                                            As Previously
                                                                Reported        Adjustments      As Restated
       Balance Sheet:
         Current assets                                        $401,390           $(2,126)          $399,264
         Total assets                                           929,765            (1,376)           928,389
         Current liabilities                                    217,644              (692)           216,952
         Total liabilities                                    1,039,758              (151)         1,039,607
         Equity                                                (109,993)           (1,225)          (111,218)

       Cash Flows:
         Net cash used for operating activities                 (19,307)             (541)           (19,848)
         Net cash used for investing activities                 (16,332)              541            (15,791)

3.     ACQUISITION

       On  December  23,  1997,  the Company  acquired  Crain  Industries,  Inc.
("Crain") pursuant to a merger agreement with Crain Holdings Corp. for a purchase price of approximately $213.7 million, including the assumption of debt with a face value of approximately $98.6 million (with an estimated fair value of approximately $112.3 million) (the "Crain Acquisition"). In addition, fees and expenses associated with the Crain Acquisition were approximately $13.2 million. The Crain Acquisition provided a fully integrated manufacturer, fabricator and distributor of a broad range of flexible polyurethane foam and foam products which are sold to a diverse customer base, principally in the furniture, bedding and carpet cushion markets. The acquisition was funded by $118.0 million in bank borrowings by Foamex L.P. under a credit facility. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $152.5 million.

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

4.     INVENTORIES

       Inventories consist of:

                                                                        March 29,                 December 28,
                                                                           1998                       1997
                                                                       ---------                   ---------
                                                                                     (thousands)
       Raw materials and supplies                                       $ 76,146                    $ 75,487
       Work-in-process                                                    16,736                      15,620
       Finished goods                                                     28,527                      29,192
                                                                       ---------                   ---------
       Total                                                            $121,409                    $120,299
                                                                        ========                    ========

5.     LONG-TERM DEBT AND LONG-TERM DEBT - RELATED PARTY

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
                                                               ========        ========

       Refinancing Associated with Transfer of General Felt Common Stock

       In  connection  with  the  transfer  of  General  Felt  Industries,  Inc.
("General Felt") common stock and other related transactions designed to simplify the Company's structure and provide future operating flexibility (the "GFI Transaction") (see Note 9), Foamex L.P. amended its agreements with lenders under the Credit Facility, which included additional borrowings of

5.     LONG-TERM DEBT AND LONG-TERM DEBT - RELATED PARTY (continued)

$129.0 million under new term loan agreements that were assumed by Trace Foam LLC (as discussed in Note 9) and borrowings of $32.0 million under the existing revolving credit facility. These funds were used to (i) repay approximately $125.1 million of existing term loans and accrued interest thereon of approximately $0.9 million, (ii) deposit $4.8 million into an escrow account in order to defease the 9 1/2% senior secured notes, (iii) repay $4.8 million of indebtedness owed to General Felt, (iv) fund the $20.0 million to acquire the net assets of General Felt (see Note 9) and (v) pay fees and expenses of approximately $5.4 million. Also, this amendment increased the availability under the revolving credit facility from $150.0 million to $200.0 million; however, $34.5 million of this increase is used for a letter of credit to support the Foamex/GFI Note, as defined. (See Note 9.)

       Foamex Carpet Revolving Credit

       Upon consummation of the transaction contemplated by the asset purchase agreement for the GFI Transaction (see Note 9), Foamex Carpet Cushion, Inc. ("Foamex Carpet") entered into a credit agreement with the institutions from time to time party thereto, as issuing banks, and Citicorp USA, Inc. and The Bank of Nova Scotia, as administrative agents, which provides for up to $20.0 million in revolving credit borrowings.

       Foamex/GFI Note

       In connection with the transfer of General Felt's common stock, Foamex L.P. entered into the $34.0 million Foamex/GFI Note to settle an existing intercompany note payable to General Felt. The Foamex/GFI Note matures in March 2000 with interest payable at LIBOR plus an applicable margin. The principal amount is due upon maturity in March 2000.

       During the thirteen week period ended March 29, 1998, the Company incurred approximately $0.2 million to Trace Foam LLC for interest under the Foamex/GFI Note.

       Note Payable to Trace Foam LLC

       In connection with the asset purchase agreement for the GFI Transaction (see Note 9), the Company entered into a $70.2 million promissory note with Trace Foam LLC. The note bears interest at a base rate plus 2.0% or at LIBOR plus 3.0%. The note matures in February 2004.

       During the thirteen week period ended March 29, 1998, the Company incurred approximately $0.5 million to Trace Foam LLC for interest under this note.

       Principal Payments

       Principal payments the Company's long-term debt and long-term debt - related party for the remainder of 1998 and for the next five years are as follows: 1998 - $9.8 million; 1999 - $17.7 million; 2000 - $56.8 million; 2001 -
$17.3 million; 2002 - $17.7 million; and thereafter - $663.6 million.

6.       EARLY EXTINGUISHMENT OF DEBT

       In connection with the GFI Transaction (see Note 9), the Company incurred an extraordinary loss on the early extinguishment of debt of approximately $1.9 million (net of income tax benefits of $1.2 million). The extraordinary loss is comprised of approximately $2.9 million for the write-off of debt issuance costs and approximately $0.2 million of professional fees and other costs.

       During 1997, the Company used approximately $8.4 million of restricted cash to repurchase outstanding indebtedness of approximately $8.0 million, which resulted in an extraordinary loss of approximately $0.4 million (net of income taxes of $0.3 million).

7.     ENVIRONMENTAL MATTERS

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

       The Company has reported to appropriate state authorities that it has found soil and groundwater contamination in excess of state standards at four facilities and soil contamination in excess of state standards at three other facilities. The Company has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any degree of certainty at this time. As of March 29, 1998, the Company has accruals of approximately $4.3 million for the remaining potential remediation costs for these facilities based on engineering estimates.

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

8.     LITIGATION

       As of May 15, 1998, the Company and Trace International Holdings, Inc. ("Trace Holdings") were two of multiple defendants in actions filed on behalf of approximately 5,000 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 700 residents of Australia, New Zealand, England, and Ireland. During 1995, the Company and Trace Holdings were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final. In addition, two of the cases filed on behalf of 903 foreign plaintiffs were dismissed on the grounds that the cases could not be brought in the United States courts. This decision is subject to appeal. The Company believes that the number of suits and claimants may increase. Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from the Company or Trace Holdings. Neither the Company nor Trace Holdings recommended, authorized or approved the use of its foam for these purposes. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with the general counsel of Trace Holdings, and without taking into account potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either the Company's or Trace Holdings' consolidated financial position or results of operations. In addition, the Company is also indemnified by Trace Holdings for any such liabilities relating to foam manufactured prior to October 1990. Although Trace Holdings has paid the Company's litigation expenses to date pursuant to such indemnification and management believes Trace Holdings likely will be in a position to continue to pay such expenses, there can be no absolute assurance that Trace Holdings will be able to provide such indemnification. Based on information available at this time with respect to the potential liability, and without taking into account the indemnification provided by Trace Holdings and the coverage provided by Trace Holdings' and the Company's liability insurance, the Company believes that the proceedings should not ultimately result in any liability that would have a material adverse effect on the financial position or results of operations of the Company. If management's assessment of the Company's liability with respect to these actions is incorrect, such actions could have a material adverse effect on the Company.

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

9.     GFI TRANSACTION

       On February 27, 1998, the Company and certain of its affiliates completed a series of transactions designed to simplify the Company's structure and to provide future operational flexibility (collectively, the "GFI Transaction"). Prior to the consummation of these transactions, (i) Foamex L.P. and Foamex L.P.'s wholly-owned subsidiary, General Felt, entered into a Supply Agreement and an Administrative Services Agreement, (ii) Foamex L.P. repaid its outstanding indebtedness to General Felt with $4.8 million in cash and a $34.0 million principal amount promissory note (the "Foamex/GFI Note") supported by a $34.5 million letter of credit under the credit facility (the "Credit Facility"), (iii) Foamex L.P. contributed to General Felt $9.4 million of outstanding net intercompany payables and intercompany loans with General Felt and (iv) Foamex L.P. defeased the $4.5 million outstanding principal amount of its 9 1/2% senior secured notes due 2000. The initial transaction resulted in the transfer from Foamex L.P. to Trace Foam LLC of all of the outstanding common stock of General Felt, in exchange for (i) the assumption by Trace Foam LLC of $129.0 million of Foamex L.P.'s indebtedness and (ii) the transfer by Trace Foam LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result, General Felt ceased being a subsidiary of Foamex L.P. and was relieved from all obligations under Foamex L.P.'s 9 7/8% Senior Subordinated Notes due 2007 and 13 1/2% Senior Subordinated Notes due 2005. Upon consummation of the initial transaction, Foamex Carpet, a newly formed wholly-owned subsidiary of the Company, the Company, Trace Foam LLC, and General Felt entered into an Asset Purchase Agreement dated February 27, 1998, in which General Felt sold substantially all of its assets (other than cash, the Foamex/GFI Note and its operating facility in Pico Rivera, California) to Foamex Carpet in exchange for (i) $20.0 million in cash and (ii) a promissory note issued by Foamex Carpet to Trace Foam LLC in the amount of $70.2 million. The $20.0 million cash payment was funded with a distribution by Foamex L.P to the Company. Upon consummation of the transaction contemplated by the Asset Purchase Agreement, Foamex Carpet entered into a credit agreement with the institutions from time to time party thereto, as issuing banks, and Citicorp USA, Inc. and The Bank of Nova Scotia, as administrative agents, which provides for up to $20.0 million in revolving credit borrowings. Foamex Carpet will conduct the carpet cushion business previously conducted by General Felt. Also, Trace Foam LLC has retained ownership of one of General Felt's operating facilities which is being leased to Foamex Carpet and the $34.0 million Foamex/GFI Note.

       No gain has been recognized on the General Felt net assets transferred to Trace Foam LLC and repurchased by the Company. The Company will continue to account for these net assets using the carryover basis of Foamex L.P. The $129.0 million of debt assumed by Trace Foam LLC in the GFI Transaction was accounted for as an extinguishment of debt which resulted in an extraordinary loss of approximately $2.0 million. The 1% non-managing general partnership interest acquired in connection with the GFI Transaction was accounted for as a redemption of equity. By virtue of the transfer of General Felt stock and the subsequent merger of General Felt into Trace Foam LLC, the Pico Rivera facility was transferred to Trace Foam LLC; no gain was recognized on the transfer since the Company leased-back the facility. The net effect resulted in a charge to stockholders' equity (deficit) of approximately $0.5 million.

10.    EARNINGS (LOSS) PER SHARE

       The following table shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                           March 29,        March 30,
                                                             1998             1997
                                                           -------          -------
                                                     (thousands, except per share amounts)
     Basic earnings per share:
            Net income                                     $ 3,109          $ 7,726
                                                           =======          =======

            Average common stock outstanding                24,942           25,311
                                                           =======          =======

            Basic earnings per share                       $  0.12          $  0.30
                                                           =======          =======

     Diluted earnings per share:
            Net income available for common stock
               and dilutive securities                     $ 3,109          $ 7,726
                                                           =======          =======

            Average common stock outstanding                24,942           25,311

            Additional common shares resulting
               from stock options                              611            1,057
                                                           -------          -------

            Average common stock and dilutive
               stock outstanding                            25,603           26,368
                                                           =======          =======

            Diluted earnings per share                     $  0.12          $  0.29
                                                           =======          =======

       Earnings (loss) per share attributable to income before extraordinary loss and extraordinary loss on early extinguishment of debt are:

                                                                        March 29,            March 30,
                                                                          1998                 1997
                                                                        -------              -------
Earnings (loss) per common share - basic:
       Income before extraordinary loss                                 $  0.20              $  0.32

       Extraordinary loss                                                 (0.08)               (0.02)
                                                                        -------              -------

       Net income                                                       $  0.12              $  0.30
                                                                        =======              =======

Earnings (loss) per common share - assuming dilution:

       Income before extraordinary loss                                 $  0.19              $  0.31

       Extraordinary loss                                                 (0.07)               (0.02)
                                                                        -------              -------

       Net income                                                       $  0.12              $  0.29
                                                                        =======              =======

11.    COMPREHENSIVE INCOME

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

                                                       March 29,         March 30,
                                                         1998              1997
                                                       -------          -------
                                                             (thousands)
     Net income                                        $ 3,109          $ 7,726
     Foreign currency translation adjustments              227             (184)
                                                       -------          -------
     Total comprehensive income                        $ 3,336          $ 7,542
                                                       =======          =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The Company operates primarily in the flexible polyurethane and advanced polymer foam products industry. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto of the Company included in this report. Certain information in this report contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth on pages 4 and 5 of the Company's 1997 Annual Report on Form 10-K/A-3.

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

       On February 27, 1998, the Company and certain of its affiliates completed a series of transactions designed to simplify the Company's structure and to provide future operational flexibility (collectively, the "GFI Transaction"). Prior to the consummation of these transactions, the Company defeased the $4.5 million outstanding principal amount of its 9 1/2% senior secured notes due 2000. Foamex L.P. settled a $38.8 million intercompany note payable to General Felt with $4.8 million in cash and a $34.0 million principal amount promissory note supported by a $34.5 million letter of credit under the Foamex L.P. credit facility (the "Foamex/GFI Note"). The initial transaction resulted in the transfer from Foamex L.P. to Trace Foam LLC of all of the outstanding common stock of General Felt, in exchange for (i) the assumption by Trace Foam LLC of $129.0 million of Foamex L.P.'s indebtedness and (ii) the transfer by Trace Foam LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result, General Felt ceased being a subsidiary of Foamex L.P. and was relieved from all obligations under Foamex L.P.'s 9 7/8% senior subordinated notes due 2007 and 13 1/2% senior subordinated notes due 2005. Upon consummation of the initial transaction, Foamex Carpet, a newly formed wholly-owned subsidiary of the Company, the Company, Trace Foam LLC, and General Felt entered into an Asset Purchase Agreement dated February 27, 1998, in which General Felt sold substantially all of its assets (other than cash, the Foamex/GFI Note and its operating facility in Pico Rivera, California) to Foamex Carpet in exchange for (i) $20.0 million in cash and (ii) a promissory note issued by Foamex Carpet to Trace Foam LLC in the amount of $70.2 million. The $20.0 million cash payment was funded by a distribution by Foamex L.P. to the Company. Upon consummation of the transaction contemplated by the Asset Purchase Agreement, Foamex Carpet entered into a credit agreement with the institutions from time to time party thereto, as issuing banks, and Citicorp USA, Inc. and The Bank of Nova Scotia, as administrative agents, which provides for up to $20.0 million in revolving credit borrowings. Foamex Carpet will conduct the carpet cushion business previously conducted by General Felt. Also, Trace Foam LLC has retained ownership of one of General Felt's operating facilities which is being leased to Foamex Carpet and the $34.0 million Foamex/GFI Note.

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

13 Week Period Ended March 29, 1998 Compared to 13 Week Period Ended March 30, 1997

Results of Operations

       Net sales for the first quarter of 1998 were $312.3 million as compared to $229.1 million in the first quarter of 1997, an increase of $83.2 million or 36.3%. Carpet cushion products net sales for the first quarter of 1998 increased 1.6% to $69.0 million from $67.9 million in the first quarter of 1997 primarily due to net sales from the Crain operations offset by the sale of Dalton in October which contributed net sales of $10.7 million in 1997 and reduction of rebond selling prices as compared to 1997 and product mix. Rebond selling prices were approximately 12.0% lower in the first quarter of 1998 versus 1997. Cushioning products net sales for the first quarter of 1998 increased 86.3% to $97.8 million from $52.5 million in the first quarter of 1997 primarily due to net sales from the Crain operations and increased volume to our national bedding customers and fabricators. Furniture products net sales for the first quarter of 1998 increased 36.8% to $43.1 million as compared to net sales of $31.5 million for the first quarter of 1997 primarily due to net sales from the Crain operations. Automotive products net sales for the first quarter of 1998 increased 10.0% to $65.7 million from $59.7 million in the first quarter of 1997 primarily due to increased volume. Technical products net sales for the first quarter of 1998 increased 20.6% to $21.1 million from $17.5 million in the first quarter of 1997 primarily due to increased net sales volume for felted, gasketing, and sealing products. Consumer products net sales for the first quarter of 1998 were $15.6 million. The consumer products category was acquired pursuant to the Crain Acquisition in December 1997.

       Gross profit as a percentage of net sales decreased to 15.9% for the first quarter of 1998 from 18.7% in the first quarter of 1997 primarily due to the shift in product mix for 1998 as a result of the Crain Acquisition. Crain's principal product lines, bedding, furniture and carpet cushion, have inherently lower gross profit margins than the Company's historical gross profit margins. Also, the gross profit was lower in the first quarter of 1998 since the Company carried the full individual operating costs of both organizations.

       Income from operations increased slightly to $27.1 million for the first quarter of 1998 from $26.8 million in the first quarter of 1997 primarily due an increase in selling, general and administrative expenses primarily due to the Crain Acquisition, offset in part by an increase in gross profit due primarily to increased volume resulting from the Crain Acquisition.

       Income before extraordinary loss decreased to $5.0 million for the first quarter of 1998 as compared to $8.1 million for the first quarter of 1997. The decrease is primarily due to an increase of approximately $3.6 million in interest and debt issuance expense, $0.8 million of costs associated with the transfer of General Felt which is included in other income (expense), net. The increase in interest and debt issuance expense is primarily due to the debt incurred in connection with the Crain Acquisition offset by the favorable effects of the June 1997 refinancing plan.

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

       Cash and cash equivalents increased $4.9 million during 1998 to $16.9 million at March 29, 1998 from $12.0 million at December 28, 1997 primarily due to increased borrowings offset by an increase of cash used by the operating assets and liabilities. Working capital increased $43.8 million during 1998 to $182.3 million at March 29, 1998 from $138.5 million at December 28, 1997 primarily due to the increase in operating net assets (as discussed below), a decrease in current portion of long-term debt, a decrease in accrued interest, and a net increase in other current assets and liabilities. The decrease in current portion of long-term debt is primarily due to the assumption of long-term debt by Trace Foam LLC in connection with the GFI Transaction. The decrease in accrued interest and the net increase in other current assets and liabilities is primarily associated with the timing of payments for interest and prepaid expenses and the receipt of cash for other receivables. Net operating assets and liabilities (comprised of accounts receivable, inventories and accounts payable) increased $22.0 million during 1998 to $186.3 million at March

29, 1998 from $164.3 million at December 28, 1997 primarily due to increases in accounts receivable and inventories and a decrease in accounts payable. The increase in accounts receivable is primarily due to an increase in net sales for March 1998 as compared to December 1997. The increase in accounts payable and the decrease in account payable related party is primarily due to the timing of payments. The Company's restructuring/consolidation plan includes accruals of approximately $26.9 million of cash charges of which $15.6 million is expected to be paid during 1998.

       As of March 29, 1998, there were $124.9 million of revolving credit borrowings under the Credit Facility and approximately $49.5 million associated with letters of credit outstanding which are supported by the Credit Facility with unused availability of approximately $25.6 million. As of March 29, 1998, Foamex Carpet Credit Facility had unused availability of approximately $19.0 million. Borrowings by Foamex Canada Inc. as of March 29, 1998 were $5.1 million under Foamex Canada Inc.'s revolving credit agreement with unused availability of approximately $0.9 million.

       Cash flow used for operating activities was $19.8 million for the first quarter of 1998 as compared to cash provided of $18.9 million for the first quarter of 1997. This decrease is primarily due to (i) a reduction in operating cash results, (ii) cash used for an increase in accounts receivable and other receivables associated with the timing of receipts and (iii) a reduction in accounts payable associated with the timing of payments.

       Cash flow used for investing activities increased to $15.8 million for the first quarter of 1998 from cash provided in the first quarter of 1997 of $0.9 million for the first quarter of 1997 primarily due to (i) $3.3 million paid in connection with the Crain Acquisition and (ii) $4.8 million deposit to defease the senior secured notes offset by the use of $8.4 million of restricted cash in 1997 to repaid long-term debt.

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

Part II - Other Information

Item 1.    Legal Proceedings

           Reference is made to the description of the legal proceedings contained in the Company's Annual Report on Form 10-K/A-3 for the fiscal year ended December 28, 1997.

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

           None.

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K

          (a)  Exhibits

2.1(x)      - Transfer Agreement,  dated as of February 27, 1998, by and between
            Trace Foam LLC and Foamex L.P.
2.2(x)      - Asset  Purchase  Agreement,  dated as of February 27, 1998, by and
            among  Foamex  Carpet  Cushion,   Inc.  ("Foamex  Carpet"),   Foamex
            International  Inc.  ("Foamex  International"),  Trace  Foam LLC and
            General Felt Industries, Inc. ("General Felt").
3.1(a)      - Certificate of Limited Partnership of Foamex L.P.
3.2.1(a)    - Fourth  Amended and Restated  Agreement of Limited  Partnership of
            Foamex L.P.,  dated as of December 14, 1993, by and among FMXI, Inc.
            ("FMXI") and Foam Funding Company, Inc. ("Foam Funding"), as general partners,  and  Foamex  International,  as a  limited  partner  (the
            "Partnership Agreement").
3.2.2(b) - First Amendment to the Partnership Agreement, dated June 28, 1994. 3.2.3(c) - Second Amendment to the Partnership Agreement, dated June 12,
            1997.
3.2.4(v)    - Third Amendment to the Partnership  Agreement,  dated December 23,
            1997.
3.2.5(x)    - Fourth Amendment to the Partnership Agreement,  dated February 27,
            1998.
3.3(y)      - Certificate of Incorporation of FMXI.
3.4(y)      - By-laws of FMXI.
3.5(k)      -  Certificate  of  Incorporation  of  Foamex  Capital   Corporation
            ("FCC").
3.6(k)      - By-laws of FCC.
3.7(a)      - Certificate of Incorporation of Foamex International.
3.8(a)      - By-laws of Foamex International.
4.1.1(d)    - Indenture,  dated as of June 12,  1997,  by and among Foamex L.P.,
            FCC, the Subsidiary Guarantors and The Bank of New York, as trustee,
            relating  to  $150,000,000   principal   amount  of  9  7/8%  Senior
            Subordinated Notes due 2007 (the "9 7/8% Notes"), including the form of Senior Subordinated Note and Subsidiary Guarantee.

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

10.1.1(p)   - Amendment to Master Agreement,  dated as of June 5, 1997,  between
            Citibank, N.A. and Foamex L.P.
10.1.2(p)   - Amended Confirmation, dated as of June 13, 1997, between Citibank,
            N.A. and Foamex L.P.
10.1.3(w)   -  Amended  Confirmation,  dated as of  February  2,  1998,  between
            Citibank, N.A. and Foamex L.P.
10.2(h)     - Reimbursement Agreement, dated as of March 23, 1993, between Trace
            Holdings and General Felt.
10.3(h)     - Shareholder  Agreement,  dated December 31, 1992,  among Recticel,
            s.a. ("Recticel"), Recticel Holding Noord B.V., Foamex L.P., Beamech
            Group Limited, LME-Beamech, Inc., James Brian Blackwell, and Prefoam
            AG relating to foam technology sharing arrangement.
10.4.1(k)   - Asset  Transfer  Agreement,  dated as of October 2, 1990,  between
            Trace  Holdings and Foamex L.P. (the "Trace  Holdings Asset Transfer
            Agreement").
10.4.2(k)   - First  Amendment,  dated as of  December  19,  1991,  to the Trace
            Holdings Asset Transfer Agreement.
10.4.3(k)   - Amended and Restated Guaranty, dated as of December 19, 1991, made by Foam Funding in favor of Foamex L.P.
10.5.1(k)   - Asset  Transfer  Agreement,  dated as of October 2, 1990,  between
            Recticel  Foam  Corporation  ("RFC") and Foamex L.P. (the "RFC Asset
            Transfer Agreement").
10.5.2(k)   - First  Amendment,  dated as of December 19, 1991, to the RFC Asset
            Transfer Agreement.
10.5.3(k)   -  Schedule  5.03 to the RFC Asset  Transfer  Agreement  (the  "5.03
            Protocol").
10.5.4(h)   - The 5.03 Protocol  Assumption  Agreement,  dated as of October 13,
            1992,  between  RFC and Foamex  L.P.
10.5.5(h)   - Letter Agreement between Trace Holdings and Recticel regarding the
            Recticel Guaranty, dated as of July 22, 1992.
10.6(l)     - Supply  Agreement,  dated June 28, 1994,  between  Foamex L.P. and
            Foamex International.
10.7.1(l)   - First  Amended and  Restated  Tax Sharing  Agreement,  dated as of
            December 14, 1993, among Foamex L.P., Foam Funding,  FMXI and Foamex
            International.
10.7.2(d)   - First  Amendment to Amended and Restated Tax Sharing  Agreement of
            Foamex L.P.,  dated as of June 12,  1997,  by and among Foamex L.P.,
            Foamex International, FMXI and Foam Funding.
10.7.3(w)   - Second Amendment to Amended and Restated Tax Sharing  Agreement of
            Foamex  L.P.,  dated as of December  23,  1997,  by and among Foamex
            L.P., Foamex International, FMXI, and Foam Funding.
10.7.4(y)   - Third  Amendment to Amended and Restated Tax Sharing  Agreement of
            Foamex L.P.,  dated as of February 27, 1998,  by and between  Foamex
            L.P., Foamex International and FMXI.
10.8.1(m)   - Tax Distribution Advance Agreement, dated as of December 11, 1996, by and between Foamex L.P. and Foamex-JPS Automotive.
10.8.2(d)   - Amendment No. 1 to Tax Distribution Advance Agreement, dated as of
            June 12, 1997, by and between Foamex L.P. and Foamex International.
10.9.1(h)   - Foam Funding  Management  Agreement  between  Foamex L.P. and Foam
            Funding, dated as of October 13, 1992.
10.9.2(l)   -  Affirmation  Agreement  re:  Management  Agreement,  dated  as of
            December 14, 1993, between Foamex L.P. and Foam Funding.
10.9.3(d)   - First  Amendment  to  Management  Agreement,  dated as of June 12,
            1997, by and between Foamex L.P. and Foam Funding.
10.10.1(k) - Salaried Incentive Plan of Foamex L.P. and Subsidiaries. 10.10.2(k) - Trace Holdings 1987 Nonqualified Stock Option Plan.
10.10.3(k)  - Equity Growth Participation Program.
10.10.4(o)  - The Foamex L.P.  Salaried  Pension Plan (formerly the General Felt
            Industries, Inc. Retirement Plan for Salaried Employees), effective as of January 1, 1995.
10.10.5(u)  - The Foamex L.P. Hourly Pension Plan (formerly "The Foamex Products
            Inc. Hourly Employee Retirement Plan), as amended December 31, 1995.
10.10.6(u)  - Foamex L.P. 401(k) Savings Plan effective October 1, 1997.

10.10.7(a)  - Foamex L.P.'s 1993 Stock Option Plan.
10.10.8(a)  - Foamex L.P.'s Non-Employee Director Compensation Plan.
10.11.1(o)  - Employment Agreement, dated as of February 1, 1994, by and between
            Foamex L.P. and William H. Bundy.
10.12.1(a)  - Warrant Exchange Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and Marely.
10.12.2(a)  - Warrant Exchange Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and DLJ Funding.
10.13(t) - Warrant Agreement, dated as of June 28, 1994, by and between Foamex International and Shawmut Bank.
10.14(o) - Stock Purchase Agreement, dated as of December 23, 1993, by and between Transformacion de Espumas u Fieltros, S.A., the stockholders which are parties thereto, and Foamex L.P.
10.15.1(r)  - Asset  Purchase  Agreement,  dated as of August 29,  1997,  by and among General Felt, Foamex L.P., Bretlin, Inc. and The Dixie Group. 10.15.2(s) - Addendum to Asset Purchase Agreement, dated as of October 1, 1997, by and among General Felt, Foamex L.P., Bretlin, Inc. and The Dixie Group.
10.16.1(x)  - Supply  Agreement,  dated as of February 27, 1998,  by and between
            Foamex L.P. and General Felt (as assigned to Foamex Carpet). 10.16.2(x) - Administrative Services Agreement, dated as of February 27, 1998, by and between Foamex L.P. and General Felt (as assigned to Foamex Carpet).
10.17(y) - Tax Sharing Agreement, dated as of February 27, 1998, between Foamex International and Foamex Carpet.
10.18.1(w)  - Joint Venture Agreement between Hua Kee Company Limited and Foamex
            Asia, Inc., dated as of July 8, 1997.
10.18.2(w)  - Loan  Agreement  between Hua Kee Company  Limited and Foamex Asia,
            Inc., dated as of July 8, 1997.
27          - Amended  Financial  Data  Schedule  for the period ended March 29,
            1998.
----------------------------
(a) Incorporated herein by reference to the Exhibit to Foamex L.P.'s Registration Statement on Form S-1, Registration No. 33-69606.

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


                                           FOAMEX INTERNATIONAL INC.


Date:   May 14, 1999                       By: /s/ John A. Feenan
                                               -------------------------------
                                               John A. Feenan
                                               Executive Vice President and
                                               and Chief Financial Officer