Form 10-Q
period 1999-03-31
FOAMEX INTERNATIONAL INC
filed 1999-05-17
CIK 912908

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

YES  X   NO

The number of shares of the registrant's common stock outstanding as of May 12, 1999 was 25,052,991.


                                  Page 1 of 23
                          Exhibit List on Page 22 of 23

                            FOAMEX INTERNATIONAL INC.

                                      INDEX
                                                                                                               Page
Part I.   Financial Information:

          Item 1.  Financial Statements

              Condensed Consolidated Statements of Operations (unaudited) - Quarterly Periods Ended
                March 31, 1999 and March 29, 1998                                                                3

              Condensed Consolidated Balance Sheets (unaudited) as of March 31, 1999
                and December 31, 1998                                                                            4

              Condensed Consolidated Statements of Cash Flows (unaudited) - Quarterly Periods Ended
                March 31, 1999 and March 29, 1998                                                                5

              Notes to Condensed Consolidated Financial Statements (unaudited)                                   6


          Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                   of Operations                                                                                14

Part II.  Other Information                                                                                     22

          Item 1.  Legal Proceedings                                                                            22

          Item 6.  Exhibits and Reports on Form 8-K                                                             22

Signatures                                                                                                      23

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                               Quarterly Periods Ended
                                                March 31,       March 29,
                                                  1999            1998
                                         (thousands, except per share amounts)
NET SALES                                      $ 322,863     $ 312,290

COST OF GOODS SOLD                               279,266       262,720
                                               ---------     ---------

GROSS PROFIT                                      43,597        49,570

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                        18,828        23,043

RESTRUCTURING AND OTHER CHARGES                    3,457            --
                                               ---------     ---------

INCOME FROM OPERATIONS                            21,312        26,527

INTEREST AND DEBT ISSUANCE EXPENSE                17,696        17,527

OTHER INCOME (EXPENSE), NET                        3,351          (699)
                                               ---------     ---------

INCOME BEFORE PROVISION FOR INCOME TAXES           6,967         8,301

PROVISION FOR INCOME TAXES                           954         3,318
                                               ---------     ---------

INCOME BEFORE EXTRAORDINARY LOSS                   6,013         4,983

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
   OF DEBT, NET OF INCOME TAXES                       --        (1,874)
                                               ---------     ---------

NET INCOME                                     $   6,013     $   3,109
                                               =========     =========

BASIC EARNINGS (LOSS) PER SHARE:
   INCOME BEFORE EXTRAORDINARY LOSS            $    0.24     $    0.20
   EXTRAORDINARY LOSS                                 --         (0.08)
                                               ---------     ---------
   EARNINGS PER SHARE                          $    0.24     $    0.12
                                               =========     =========

WEIGHTED AVERAGE NUMBER OF SHARES                 25,053        24,942
                                               =========     =========

DILUTED EARNINGS (LOSS) PER SHARE:
   INCOME BEFORE EXTRAORDINARY LOSS            $    0.24     $    0.19
   EXTRAORDINARY LOSS                                 --         (0.07)
                                               ---------     ---------
   EARNINGS PER SHARE                          $    0.24     $    0.12
                                               =========     =========

WEIGHTED AVERAGE NUMBER OF SHARES                 25,263        25,603
                                               =========     =========


          The  accompanying   notes  are  an  integral  part  of  the  condensed
consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                       March 31,        December 31,
ASSETS                                                                   1999              1998
CURRENT ASSETS:                                                  (thousands, except number of shares)
   Cash and cash equivalents                                        $     6,762      $    12,572
   Accounts receivable, net                                             195,237          185,158
   Inventories                                                          117,641          136,658
   Other current assets                                                  34,635           38,978
                                                                    -----------      -----------
       Total current assets                                             354,275          373,366

PROPERTY, PLANT AND EQUIPMENT, NET                                      231,470          242,173

COST IN EXCESS OF ASSETS ACQUIRED, NET                                  219,678          220,934

DEBT ISSUANCE COSTS, NET                                                 18,064           14,852

OTHER ASSETS                                                             23,556           23,640
                                                                    -----------      -----------

TOTAL ASSETS                                                        $   847,043      $   874,965
                                                                    ===========      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Short-term borrowings                                            $     3,493      $     2,957
   Current portion of long-term debt                                    688,464          690,248
   Current portion of long-term debt - related party                     97,180           98,935
   Accounts payable                                                     127,007          149,268
   Accrued interest                                                       8,296            7,851
   Other accrued liabilities                                             77,086           79,178
                                                                    -----------      -----------
       Total current liabilities                                      1,001,526        1,028,437

LONG-TERM DEBT                                                               --            8,240

OTHER LIABILITIES                                                        42,388           42,407
                                                                    -----------      -----------

       Total liabilities                                              1,043,914        1,079,084
                                                                    -----------      -----------

COMMITMENTS AND CONTINGENCIES                                                --               --
                                                                    -----------      -----------

STOCKHOLDERS' DEFICIT:
   Preferred Stock, par value $1.00 per share:
     Authorized 5,000,000 shares - none issued                               --               --
   Common Stock, par value $.01 per share:
     Authorized 50,000,000 shares
     Issued 27,041,991 and 27,005,752 shares, respectively;
     Outstanding 25,052,991 and 25,016,752 shares, respectively             270              270
   Additional paid-in capital                                            87,239           86,990
   Accumulated deficit                                                 (231,648)        (237,661)
   Accumulated other comprehensive income                               (24,309)         (24,721)
   Other                                                                (28,423)         (28,997)
                                                                    -----------      -----------

       Total stockholders' deficit                                     (196,871)        (204,119)
                                                                    -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   847,043      $   874,965
                                                                    ===========      ===========

          The  accompanying   notes  are  an  integral  part  of  the  condensed
consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                    Quarterly Periods Ended
                                                                   March 31,      March 29,
                                                                     1999            1998
                                                                         (thousands)
OPERATING ACTIVITIES:
   Net income                                                      $   6,013      $   3,109
   Adjustments to reconcile net income to net cash provided
       by operating activities:
       Depreciation and amortization                                   8,632          7,817
       Amortization of debt issuance costs, debt discount,
          debt premium and deferred swap agreements                      (60)           261
       Gain on sale of assets                                         (4,217)            --
       Extraordinary loss on early extinguishment of debt                 --          1,608
       Other operating activities                                        128          5,114
       Changes in operating assets and liabilities, net              (14,007)       (37,757)
                                                                   ---------      ---------

          Net cash used for operating activities                      (3,511)       (19,848)
                                                                   ---------      ---------

INVESTING ACTIVITIES:
   Capital expenditures                                               (6,026)        (7,201)
   Acquisitions, net of cash acquired                                     --         (3,321)
   Proceeds from sale of assets                                       16,313             --
   Deposit for defeasance of indebtedness                                 --         (4,809)
   Other investing activities                                            924           (460)
                                                                   ---------      ---------

          Net cash provided by (used for) investing activities        11,211        (15,791)
                                                                   ---------      ---------

FINANCING ACTIVITIES:
   Net proceeds from short-term borrowings                               536           (716)
   Net proceeds from revolving loans                                     461         69,973
   Proceeds from long-term debt                                           --        129,000
   Repayment of long-term debt                                       (10,222)      (127,083)
   Repayment of long-term debt - related party                        (1,755)            --
   Dividend paid                                                          --         (1,246)
   Cash overdrafts                                                       963             --
   Transfer of General Felt                                               --        (28,698)
   Debt issuance cost                                                 (3,742)        (1,149)
   Other financing activities                                            249            433
                                                                   ---------      ---------

          Net cash provided by (used for) financing activities       (13,510)        40,514
                                                                   ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (5,810)         4,875

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                             12,572         12,044
                                                                   ---------      ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                $   6,762      $  16,919
                                                                   =========      =========

          The  accompanying   notes  are  an  integral  part  of  the  condensed
consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       Foamex International Inc.'s (the "Company") condensed consolidated balance sheet as of December 31, 1998 has been condensed from the audited consolidated balance sheet at that date. The condensed consolidated balance sheet as of March 31, 1999, the condensed consolidated statements of operations and cash flows for quarterly periods ended March 31, 1999 and March 29, 1998 have been prepared by the Company and have not been audited by the Company's independent accountants. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows have been included.

       Effective September 1998, management of the Company elected to change the year-end reporting period from a fifty-two or fifty-three week fiscal year ending on the Sunday closest to the end of the calendar year to a calendar year ending December 31st to improve the internal reporting requirements. This change was effective for the third fiscal quarter of 1998 which ended on September 30, 1998. Fiscal year 1997 was composed of fifty-two weeks and ended on December 28, 1997. As a result, the quarterly financial data for the quarterly period ended March 29, 1998 represents a thirteen-week period. The first quarter of 1999 ended on March 31, 1999, the end of the third full month of 1999, and included 91 calendar days.

       Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company's 1998 consolidated financial statements and notes thereto as set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

       The Company operates in the flexible polyurethane and advanced polymer foam products industry. As of March 31, 1999, the Company's operations are conducted through its wholly owned subsidiaries, Foamex L.P. and Foamex Carpet Cushion, Inc. ("Foamex Carpet"), and consist of the following operating segments: (i) foam products, (ii) carpet cushion products, (iii) automotive products, (iv) technical products and (v) other, which primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to the other operating segments and restructuring and other charges. The net sales and income (loss) from operations of these operating segments for the quarterly periods ended March 31, 1999 and March 29, 1998 are included in Note 9.

       The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 1998, the Company had a loss from continuing operations, a working capital deficit and certain of the Company's subsidiaries were not in compliance and do not expect to be in compliance for future periods with certain debt covenants for which these subsidiaries are seeking amendments. The Company's subsidiaries received waivers from the lenders under the various senior debt instruments through May 5, 1999, which were subsequently extended on May 6, 1999 through June 30, 1999, for the covenants for which the Company's subsidiaries were not in compliance. Non-compliance under these debt agreements provides the lenders under the agreements, which have an aggregate outstanding principal balance of approximately $478.0 million at March 31, 1999, with the right, upon notice and lapse of time, to declare all of such indebtedness to be due. Notwithstanding the fact that to date, the lenders have not exercised such rights and have granted waivers of such covenants through June 30, 1999 to enable the Company's subsidiaries to negotiate amendments of such covenants; there can be no assurance that such amendments will be obtained. Were the lenders under these agreements to accelerate the maturity of their indebtedness, such acceleration would constitute an event of default and all of the Company's long-term debt would become due. As a result, the Company has reclassified approximately $767.2 million and $771.1 million of long-term debt as current in the accompanying condensed consolidated balance sheets at March 31, 1999 and December 31, 1998, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern.

       Trace International Holdings, Inc. ("Trace") is a privately held company which owned approximately 46.1% of the Company's outstanding stock as of April 1, 1999 and whose Chairman also serves as the Chairman of the Company. In 1998, Trace informed the Company that Trace had substantial debt obligations that were due at the end of December 1998 and did not have the financial resources to pay those obligations. Subsequently, Trace informed the Company that waivers and/or modifications of such indebtedness had been obtained for at least the near future;

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

however, there can be no assurance that such waivers and/or modifications will remain in effect prior to obtaining a permanent resolution. The Company's common stock owned by Trace is pledged as collateral against certain of Trace's obligations. If Trace were to default on such indebtedness collateralized by the Company's common stock or other Trace creditors were to take steps constituting a default under such indebtedness (such as filing an involuntary bankruptcy petition), and if the holders of such indebtedness were to foreclose on the Company's common stock owned by Trace, such event could trigger the "change of control" provisions and correspondingly the acceleration and put rights contained in certain of the Company's subsidiaries' debt agreements, as described below. This could result in the acceleration of all of the Company's subsidiaries' debt. Although management believes that the Company's subsidiaries' debt obligations could be refinanced under such circumstances, there can be no assurance that the Company or its subsidiaries would be able to do so. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

       Certain credit agreements and promissory notes of Foamex L.P. and Foamex Carpet pursuant to which approximately $503.2 million of debt has been issued, as of March 31, 1999, contain provisions that would result in the acceleration of such indebtedness if Trace were to cease to own at least 30% of the outstanding common stock of the Company. Similarly, certain indentures of Foamex L.P. and Foamex Capital Corporation relating to approximately $248.0 million of senior subordinated notes contain provisions that provide the holders of such senior subordinated notes with the right to require the issuers thereof to repurchase such senior subordinated notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if Trace falls below certain specified ownership levels of common stock and other persons or group owns a greater percentage of common stock than Trace.

2. INVENTORIES

       Inventories consist of:

                                                                       March 31,                December 31,
                                                                          1999                       1998
                                                                                   (thousands)
       Raw materials and supplies                                       $ 81,273                   $ 99,997
       Work-in-process                                                    11,857                     12,188
       Finished goods                                                     24,511                     24,473
                                                                       ---------                  ---------
       Total                                                            $117,641                   $136,658
                                                                        ========                   ========

3.     SALE OF ASSETS

       On March 31, 1999, the Company sold its corporate airplane for $16.3 million in gross proceeds of which $8.9 million was used to repay debt associated with the airplane. As specified by the terms of the Aircraft Sale, Lease and Operating Agreement, pursuant to which the Company purchased the airplane, Trace agreed to reimburse the Company to the extent the net proceeds from the sale of the airplane were less than a specified amount, and the Company was obligated to share the net proceeds in excess of such specified amount with Trace. Pursuant to the terms of such agreement, the Company was obligated to pay Trace approximately $0.6 million or approximately 50% of the "Excess Proceeds", as defined, which was offset against Trace's obligation on two promissory notes in favor of the Company. The Company recorded a net gain resulting from the sale of the airplane of approximately $4.2 million, which is reflected in other income (expense) in the accompanying 1999 condensed consolidated statement of operations.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.     CURRENT PORTION OF LONG-TERM DEBT AND LONG-TERM DEBT - RELATED PARTY

       The Company reclassified approximately $767.2 million and $771.1 million of long-term debt as current in the accompanying condensed consolidated balance sheets at March 31, 1999 and December 31, 1998, respectively, in connection with waivers granted through June 30, 1999 under certain of the Company's subsidiaries' debt agreement's for non-compliance with certain debt covenants. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's subsidiaries are seeking amendments to these debt agreements. (See Note 1.)

       Current portion of long-term debt and long-term debt consists of:

                                                                    March 31,  December 31,
                                                                     1999         1998
                                                                   --------     --------
       Foamex L.P. Credit Facility:                                      (thousands)
        Term Loan B                                                $ 82,504     $ 82,714
        Term Loan C                                                  75,003       75,194
        Term Loan D                                                 108,625      108,900
        Revolving credit facility                                   134,201      139,438
      Foamex Carpet revolving credit facility                         5,698           --
      9 7/8% Senior subordinated notes due 2007                     150,000      150,000
      13 1/2% Senior subordinated notes due 2005 (includes
        $11,445 and $11,893 of unamortized debt premium)            109,445      109,893
      Industrial revenue bonds                                        7,000        7,000
      Subordinated note payable (net of unamortized
        debt discount of $431 and $523)                               6,583        6,491
      Other                                                           9,405       18,858
                                                                   --------     --------
                                                                    688,464      698,488

      Less current portion                                          688,464      690,248
                                                                   --------     --------

      Long-term debt-unrelated parties                             $     --     $  8,240
                                                                   ========     ========

      Current portion of long-term debt - related party consists of:

      Foamex/GFI Note                                              $ 34,000     $ 34,000
      Note payable to Foam Funding LLC                               63,180       64,935
                                                                   --------     --------
                                                                   $ 97,180     $ 98,935
                                                                   ========     ========

       Other Long-Term Debt

       Approximately $8.9 million of the decrease in other long-term debt at March 31, 1999 from December 31, 1998 was due to the repayment of debt associated with the Company's corporate airplane with a portion of the proceeds from the sale of the airplane. (See Note 3.)

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4. LONG-TERM DEBT AND LONG-TERM DEBT - RELATED PARTY (continued)

specified financial ratios of which the most restrictive are the maintenance of net worth and interest, fixed charge and leverage coverage ratios, as defined. Under the most restrictive of the distribution restrictions, the Company's subsidiaries are only permitted to pay the Company funds to enable the Company to meet its operating and debt obligations.

       Foamex  L.P.  amended  its  credit  facility  with a group of banks  (the
"Foamex L.P. Credit Facility") on March 11, 1999. The amendment adjusted financial covenants, among other things, as of December 31, 1998 and provided for future measurement periods taking into account Foamex L.P.'s estimated operating results and financial condition for 1998 and managements' expectations regarding future measurement periods. As the Foamex L.P. actual 1998 net loss was greater than originally estimated, on April 15, 1999, Foamex L.P. obtained a waiver through May 5, 1999, which was further extended on May 6, 1999 through June 30, 1999, of the financial covenants contained in the Foamex L.P. Credit Facility and certain events of default arising out of its Mexican operations, in order to enable Foamex L.P. to negotiate a further amendment of the Foamex L.P. Credit Facility.

       Foamex Carpet amended its credit facility with a group of lenders (the "Foamex Carpet Credit Facility") and the Note Payable to Foam Funding LLC on March 12, 1999. The amendments adjusted financial covenants, among other things, as of December 31, 1998 and provided for future measurement periods taking into account Foamex Carpet's estimated operating results and financial condition for 1998 and managements' expectations regarding future measurement periods. As the Foamex Carpet actual 1998 results were lower than originally projected, on April 15, 1999, Foamex Carpet obtained waivers through May 5, 1999, which were further extended on May 6, 1999 through June 30, 1999, of the financial covenants contained in the Foamex Carpet Credit Facility and the note payable to Foam Funding LLC, in order to enable Foamex Carpet to negotiate further amendments of the Foamex Carpet Credit Facility and the note payable to Foam Funding LLC.

       During the quarterly periods ended March 31, 1999 and March 29, 1998, the Company paid approximately $1.8 million and $0.7 million, respectively, to Foam Funding LLC for interest on notes payable to them.

5.     LITIGATION

       On April 26, 1999, a putative securities class action entitled Molitor v. Foamex International Inc., et al., 99 Civ. 3004 (DC), was filed in the United States District court for the Southern District of New York naming as defendants the Company, Trace and certain officers and directors of the Company on behalf of stockholders who bought shares of the Company's common stock during the period from May 7, 1998 through and including April 16, 1999. The lawsuit alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by misrepresenting and/or omitting material information about the Company's financial situation and operations, with the result of artificially inflating the price of the Company's stock. The lawsuit also alleges that Trace and Marshall S. Cogan violated Section 20(a) of the Securities Exchange Act of 1934 as controlling persons of the Company. The compliant seeks class certification, a declaration that defendants violated the federal securities laws, an award of money damages, and costs and attorneys', accountants' and experts' fees. The defendants intend to vigorously defend the action. To date, no response to the complaint has been made and no discovery or other proceedings have taken place.

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

       The Company's Annual Report on Form 10-K for the year ended December 31, 1998 included the following discussions of other material litigation involving the Company. There have been no significant developments in such litigation since the filing of the Company's Annual Report on Form 10-K.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.     LITIGATION (continued)

       Beginning on or about March 17, 1998, six actions (collectively the "Stockholder Litigation") were filed in the Court of Chancery of the State of Delaware, New Castle County (the "Court"), by stockholders of the Company. The Stockholder Litigation, purportedly brought as class actions on behalf of all stockholders of the Company, named the Company, certain of its directors, certain of its officers, Trace and Trace Merger Sub, Inc. ("Merger Sub") as defendants alleging that they had breached their fiduciary duties to the plaintiffs and other stockholders of the Company unaffiliated with Trace in connection with the proposal of Trace to acquire the publicly traded outstanding common stock of the Company for $17.00 per share under an Agreement and Plan of Merger (the "First Merger Agreement"). The complaints sought, among other things, class certification, a declaration that the defendants have breached their fiduciary duties to the class, preliminary and permanent injunctions barring implementation of the proposed transaction, rescission of the transaction if consummated, unspecified compensatory damages, and costs and attorneys' fees. A stipulation and order consolidating these six actions under the caption In re Foamex International Inc. Shareholders Litigation, Consolidated Civil Action, No. 16259NC was entered by the Court on May 28, 1998.

       The parties to the Stockholder Litigation entered into a Memorandum of Understanding, dated June 25, 1998 (the "Memorandum of Understanding"), to settle the Stockholder Litigation, subject to, inter alia, execution of a definitive stipulation of settlement between the parties and approval by the Court following notice to the class and a hearing. The Memorandum of Understanding provided that as a result of, among other things, the Stockholder Litigation and negotiations among counsel for the parties to the Memorandum of Understanding, a special meeting of stockholders would be held to vote upon and approve the First Merger Agreement which provided, among other things, for all of the Company's common stock not owned by Trace and its subsidiaries (the "Public Shares") to be converted into the right to receive $18.75 in cash, without interest.

       The Memorandum of Understanding also provided for certification of a class, for settlement purposes only, consisting of the Public Shares owned by stockholders of the Company unaffiliated with Trace and its subsidiaries (the "Public Stockholders"), the dismissal of the Stockholder Litigation with prejudice and the release by the plaintiffs and all members of the class of all claims and causes of action that were or could have been asserted against Trace, the Company and the individual defendants in the Stockholders Litigation or that arise out of the matters alleged by plaintiffs. Following the completion of the confirmatory discovery which was provided for in the Memorandum of Understanding, on September 9, 1998, the parties entered into a definitive Stipulation of Settlement and the Court set a hearing to consider whether the settlement should be approved for October 27, 1998 (the "Settlement Hearing"). In connection with the proposed settlement, the plaintiffs intended to apply for an award of attorney's fees and litigation expenses in an amount not to exceed $925,000, and the defendants agreed not to oppose this application. Additionally, the Company agreed to pay the cost, if any, of sending notice of the settlement to the Public Stockholders. On September 24, 1998, a Notice of Pendency of Class Action, Proposed Settlement of Class Action and Settlement Hearing was mailed to the members of the settlement class. On October 20, 1998, the parties to the Stockholder Litigation requested that the Court cancel the Settlement Hearing in light of the announcement made by Trace on October 16, 1998, that it had been unable to obtain the necessary financing for the contemplated acquisition by Trace of the Company's common stock at a price of $18.75 per share which was the subject matter of the proposed settlement. This request was approved by the Court on October 21, 1998, and the Company issued a press release on October 21, 1998, announcing that the Court had cancelled the Settlement Hearing.

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

       On November 12, 1998, the plaintiffs in the Stockholder Litigation filed an Amended Class Action Complaint (the "Amended Complaint"). The Amended Complaint named the Company, Trace, Merger Sub, Mr. Marshall S. Cogan, Mr. Andrea Farace, Dr. Stuart Hershon, Mr. John Tunney, and Mr. Etienne Davignon as defendants, alleging that they breached their fiduciary duties to plaintiffs and the other Public Stockholders in connection with a second Agreement and Plan of Merber (the "Second Merger Agreement"), that the proposal to acquire the Public Shares for $12.00 per share lacked entire fairness, that the individual defendants violated 8 Del. Code ss. 251 in approving the Second Merger Agreement, and that Trace and Merger Sub breached the Stipulation of Settlement. On December 2, 1998, plaintiffs served a motion for a preliminary

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.   LITIGATION (continued)

injunction, seeking an Order to preliminarily enjoin the defendants from proceeding with, consummating or otherwise effecting the merger contemplated by the Second Merger Agreement.

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

       As of May 17, 1999, the Company and Trace were two of multiple defendants in actions filed on behalf of approximately 4,300 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 39 residents of Australia, New Zealand, England, and Ireland. The Company believes that the number of suits and claimants may increase. During 1995, the Company and Trace were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final.

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

       Other Litigation

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

6.     EARNINGS PER SHARE

       The following table shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                                 Quarterly Period Ended
                                                                 March 31,   March 29,
                                                                   1999         1998
                                                          (thousands, except per share amounts)
Basic earnings per share:
       Net income                                                $ 6,013     $ 3,109
                                                                 =======     =======

       Average common stock outstanding                           25,053      24,942
                                                                 =======     =======

       Basic earnings per share                                  $  0.24     $  0.12
                                                                 =======     =======

Diluted earnings per share:
       Net income available for common stock
          and dilutive securities                                $ 6,013     $ 3,109
                                                                 =======     =======

       Average common stock outstanding                           25,053      24,942

       Additional common shares resulting from stock options         210         661
                                                                 -------     -------

       Average common stock and dilutive stock outstanding        25,263      25,603
                                                                 =======     =======

       Diluted earnings per share                                $  0.24     $  0.12
                                                                 =======     =======

7.       COMPREHENSIVE INCOME

       Comprehensive income for the quarterly periods noted below is comprised of the following:

                                          Quarterly Period Ended
                                           March 31,  March 29,
                                             1999       1998
                                            ------     ------
                                               (thousands)
Net income                                  $6,013     $3,109
Foreign current translation adjustments        412        227
                                            ------     ------
Total comprehensive income                  $6,425     $3,336
                                            ======     ======

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.     RESTRUCTURING AND OTHER CHARGES

       As announced previously by the Company in its March 16, 1999 press release, the Company approved and began implementing a restructuring plan during the first quarter of 1999 to reduce selling, general and administrative expenses and other overhead costs. During the first quarter of 1999, the Company recorded restructuring charges of approximately $3.5 million in connection with this plan related primarily to severance in connection with replacing the Company's former Chairman and Chief Executive Officer and work force reductions of approximately 81 employees. Approximately $2.0 million of these severance costs will be paid by June 30, 1999. Approximately $1.5 million, which relates to contractual severance costs payable to the Company's former Chairman and Chief Executive Officer, will be paid through March 2001. The Company expects to record additional restructuring charges in the future as it fully implements its restructuring plan.

9.     OPERATING SEGMENT AND RELATED DATA

       The Company reports information about its business segments on the basis of how they are managed and evaluated by the chief operating decision-makers. Each of the operating segments is headed by one or more executive vice presidents who are responsible for developing plans and directing the operations of the segment.

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

       The "other" column in the table below represents certain foreign manufacturing operations that do not meet the quantitative threshold for determining reportable segments, corporate expenses not allocated to other operating segments and restructuring and other charges. Total asset information by operating segment is not reported because many of the Company's facilities produce products for multiple operating segments.

       The accounting policies of the operating segments are the same as described in the "Summary of Significant Accounting Policies" (see Note 2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998). Revenues and costs have been included in operating segments where specifically identified. Costs shared by operating segments have been allocated on the basis of the amount utilized.

                                                   Carpet
                                         Foam      Cushion    Automotive     Technical
                                       Products    Products      Products     Products       Other         Total
Quarterly period ended March 31, 1999:
Net sales                            $140,869      $64,799       $88,771      $22,248      $ 6,176      $322,863
Income (loss) from operations          13,039        1,733         6,566        4,853       (4,879)       21,312
Depreciation and amortization           4,462        1,563         1,345          716          546         8,632

Quarterly period ended March 29, 1998:
Net sales                            $149,615      $69,059       $65,681      $21,116      $ 6,819      $312,290
Income (loss) from operations          11,875        4,689         7,282        4,440       (1,759)       26,527
Depreciation and amortization           3,995        1,392         1,210          652          568         7,817

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The Company operates in the flexible polyurethane and advanced polymer foam products industry. As of March 31, 1999, the Company's operations are conducted through its wholly owned subsidiaries, Foamex L.P. and Foamex Carpet and consist of the following operating segments: (i) foam products, (ii) carpet cushion products, (iii) automotive products, (iv) technical products and (v) other, which primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to the other operating segments and restructuring and other charges. Certain information in this report contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth on page 4 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

       The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 1 to the accompanying condensed consolidated financial statements and under "Liquidity and Capital Resources" below, at December 31, 1998 the Company's subsidiaries were not in compliance and do not expect to be in compliance for future periods with certain financial covenants contained in certain of their debt agreements. These debt agreements had outstanding principal balances aggregating approximately $478.0 million at March 31, 1999. Were the lenders under these agreements to accelerate the maturity of their indebtedness, such acceleration would constitute an event of default and all of the Company's subsidiaries' long-term debt would become due. Additionally, as discussed in
Note 1 to the accompanying condensed consolidated financial statements and under "Liquidity and Capital Resources" below, if Trace defaults on its indebtedness collateralized by the Company's common stock and such creditors exercise their rights and remedies under the related debt agreements, substantially all of the Company's subsidiaries indebtedness may be accelerated. As a result, the Company reclassified approximately $767.2 million and $771.1 million of long-term debt as current in the accompanying condensed consolidated balance sheets at March 31, 1999 and December 31, 1998, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

       Restructuring Plan

       As announced previously by the Company in its March 16, 1999 press release, the Company approved and began implementing a restructuring plan during the first quarter of 1999 to reduce selling, general and administrative expenses and other overhead costs. During the first quarter of 1999, the Company recorded restructuring charges of approximately $3.5 million in connection with this plan related primarily to severance in connection with replacing the Company's former Chairman and Chief Executive Officer and work force reductions of approximately 81 employees. Approximately $2.0 million of these severance costs will be paid by June 30, 1999. Approximately $1.5 million, which relates to contractual severance costs payable to the Company's former Chairman and Chief Executive Officer, will be paid through March 2001. The Company expects to record additional restructuring charges in the future as it fully implements its restructuring plan. Such amounts cannot be estimated at this time but are expected to relate primarily to severance costs.

       Acquisitions and Dispositions

       On March 31, 1999, the Company sold its corporate airplane for $16.3 million in gross proceeds of which $8.9 million was used to repay debt associated with the airplane. As specified by the terms of the Aircraft Sale, Lease and Operating Agreement, pursuant to which the Company purchased the airplane, Trace agreed to reimburse the Company to the extent the net proceeds from the sale of the airplane were less than a specified amount, and the Company was obligated to share the net proceeds in excess of such specified amount with Trace. Pursuant to the terms of such agreement, the Company was obligated to pay Trace approximately $0.6 million or approximately 50% of the "Excess Proceeds", as defined, which was offset against Trace's obligation on two promissory notes in favor of the Company. The Company recorded a net gain resulting from the sale of the airplane of approximately $4.2 million, which is reflected in other income (expense) in the accompanying 1999 condensed consolidated statement of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       General

       The Company's automotive foam customers are predominantly original equipment manufacturers or other automotive suppliers. As such, the sales of these product lines are directly related to the overall level of passenger car and light truck production in North America. Also, the Company's sales are sensitive to sales of new and existing homes, changes in personal disposable income and seasonality. The Company typically experiences two seasonally slow periods during each year, in early July and in late December, due to scheduled plant shutdowns and holidays.

       Operating results for 1999 are expected to be influenced by various internal and external factors. These factors include, among other things, (a) the Company's debt structure and the ability of the Company's subsidiaries to successfully amend the terms of their bank credit agreements and certain other indebtedness, (b) the Company's capital structure, (c) continued implementation of the consolidation plan with Crain Industries, Inc. (the "Crain Consolidation"), (d) raw material cost increases, if any, by the Company's chemical suppliers, (e) the Company's success in passing on to its customers selling price increases to recover any such raw material cost increases and (f) fluctuations in interest rates.

RESULTS OF OPERATIONS

       The Company reports information about its business segments on the basis of how they are managed and evaluated by the chief operating decision-makers. Each of the operating segments is headed by one or more executive vice presidents who are responsible for developing plans and directing the operations of the segment.

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

       The "other" column in the table below represents certain foreign manufacturing operations that do not meet the quantitative threshold for determining reportable segments, corporate expenses not allocated to the other operating segments and restructuring and other charges. Total asset information by operating segment is not reported because many of the Company's facilities produce products for multiple operating segments.

                                                   Carpet
                                         Foam      Cushion    Automotive     Technical
                                       Products    Products      Products     Products       Other       Total
Quarterly period ended March 31, 1999:
Net sales                            $140,869      $64,799       $88,771      $22,248      $ 6,176      $322,863
Income (loss) from operations          13,039        1,733         6,566        4,853       (4,879)       21,312
Depreciation and amortization           4,462        1,563         1,345          716          546         8,632

Quarterly period ended March 29, 1998:
Net sales                            $149,615      $69,059       $65,681      $21,116      $ 6,819      $312,290
Income (loss) from operations          11,875        4,689         7,282        4,440       (1,759)       26,527
Depreciation and amortization           3,995        1,392         1,210          652          568         7,817

Quarterly Period Ended March 31, 1999 Compared to Quarterly Period Ended March 27, 1998

       Net sales for the first quarter of 1999 were $322.9 million as compared to $312.3 million in the first quarter of 1998, an increase of $10.6 million or 3.4%. The increase in net sales was primarily associated with the increase in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

automotive lamination products, which was offset by decreased sales due to the closure of several plants in connection with the Crain Consolidation. Income from operations decreased $5.2 million or 19.7% to $21.3 million for the first quarter of 1999 from $26.5 million in the first quarter of 1998. The decrease in income from operations resulted primarily from (a) restructuring costs recorded during the first quarter of 1999 of $3.4 million and (b) a decrease in gross profit of $6.0 million resulting primarily from increased raw material costs and reductions in carpet cushion selling prices, offset in part by a decrease in selling, general and administrative expenses of $4.2 million. The decrease in selling, general and administrative costs was primarily due to the elimination of duplicative costs from the Crain Consolidation and cost reductions implemented during the first quarter of 1999. The Company recorded a net gain of approximately $4.2 million on the sale of its corporate airplane during the first quarter of 1999, which is reflected in other income (expense). See "Acquisitions and Dispositions."

       Foam Products

       Foam products net sales for the first quarter of 1999 decreased 5.8% to $140.9 million from $149.6 million in the first quarter of 1998. Income from operations increased 9.8% to $13.0 million (9.3% of net sales) for the first quarter of 1999 from $11.9 million (7.9% of net sales) in the first quarter of 1998. The decrease in net sales was primarily associated with the closure of several plants as part of the Crain Consolidation. The increase in income from operations was primarily the result of improved operating efficiencies resulting from the Crain Consolidation.

       Carpet Cushion Products

       Carpet cushion products net sales for the first quarter of 1999 decreased 6.2% to $64.8 million from $69.1 million in the first quarter of 1998 primarily due to reductions in carpet cushion selling prices and decreased units sold. Income from operations decreased 63.0% to $1.7 million (2.7% of net sales) for the first quarter of 1999 from $4.7 million (6.8% of net sales) in the first quarter of 1998. The decrease was primarily associated with the factors that caused the decrease in net sales.

       Automotive Products

       Automotive products net sales for the first quarter of 1999 increased 35.2% to $88.8 million from $65.7 million in the first quarter of 1998. The increase in net sales was associated with increased volume of lamination products. Income from operations decreased 9.8% to $6.6 million (7.4% of net sales) for the first quarter of 1999 from $7.3 million (11.1% of net sales) in the first quarter of 1998. This decrease was primarily a result of contract price reductions and the change in product mix to more laminated products which have lower margins than other automotive products.

       Technical Products

       Technical Products net sales for the first quarter of 1999 increased 5.4% to $22.2 million from $21.1 million in the first quarter of 1998. Income from operations increased 9.3% to $4.9 million (21.8% of net sales) for the first quarter of 1999 from $4.4 million (21.0% of net sales) in the first quarter of 1998. The increase in net sales and income from operations was primarily associated with increased sales of foam for ink jet printers.

       Other

       Other primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to the other operating segments and restructuring and other charges. The decrease in net sales associated with this segment primarily resulted from a decrease in net sales from the Company's
Mexican operations. The decrease in income from operations was primarily associated with the $3.4 million of restructuring charges recorded in the first quarter of 1999 discussed previously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Income Before Provision for Income Taxes

       Income before provision for income taxes decreased to $7.0 million for the first quarter of 1999 as compared to $8.3 million in the first quarter of 1998. This decrease is primarily due to an increase of approximately $4.1 million in other income (expense), net, primarily resulting from a net gain of $4.2 million in connection with the sale of the corporate airplane during the first quarter of 1999, offset by a decrease in income from operations discussed above.

       Income Taxes

       The first quarter of 1999 provision for income taxes of $1.0 million represents statutory income taxes on operations in Mexico and Canada and state income taxes for those states that do not permit use of net operating loss carryforwards.

       Extraordinary Loss

       The extraordinary loss on early extinguishment of debt in 1998 of $1.9 million (net of $1.3 million income tax benefit) was primarily associated with the write-off of debt issuance costs in connection with a series of transactions designed to simplify the Company's structure and to provide future operational flexibility.

Liquidity and Capital Resources

       Liquidity

       The Company is a holding company whose operations are conducted through its wholly owned subsidiaries, Foamex L.P. and Foamex Carpet. The liquidity requirements of the Company consist primarily of the operating cash requirements of its two principal subsidiaries.

       Foamex L.P.'s operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures. The Company believes that cash flow from Foamex L.P.'s operating activities, cash on hand and periodic borrowings under the Foamex L.P. Credit Facility, if necessary, (provided that the Foamex L.P. Credit Facility is successfully amended, as described below) will be adequate to meet Foamex L.P.'s liquidity requirements. The ability to meet such liquidity requirements could be impaired if Foamex L.P. were to fail to comply with any covenants contained in the Foamex L.P. Credit Facility and such noncompliance was not cured by Foamex L.P. or waived by the lenders. Foamex L.P. amended its credit facility in March 1999. Foamex L.P. paid approximately $1.2 million in financing fees and interest rates were increased in connection with this amendment. The amendment adjusted financial covenants, among other things, as of December 31, 1998 and provided for future measurement periods taking into account Foamex L.P.'s estimated operating results and financial condition for 1998 and management expectations regarding future measurement periods. As the Foamex L.P. actual 1998 net loss was greater than originally estimated, on April 15, 1999, Foamex L.P. obtained a waiver through May 5, 1999, which was further extended on May 6, 1999 through June 30, 1999, of the financial covenants contained in the Foamex L.P. Credit Facility and certain events of default arising out of its Mexican operations, in order to enable Foamex L.P. to negotiate a further amendment of the Foamex L.P. Credit Facility. There can be no assurance that such an amendment will be obtained. The failure to obtain such an amendment would have a material adverse effect on Foamex L.P. and the Company. The ability of Foamex L.P. to make distributions to the Company is restricted by the terms of its financing agreements; therefore, neither the Company nor Foamex Carpet is expected to have access to the cash flow generated by Foamex L.P. for the foreseeable future.

       Foamex Carpet's operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures. The Company believes that cash flow from Foamex Carpet's operating activities, cash on hand and periodic borrowings under the Foamex Carpet Credit Facility, if necessary, (provided that such Foamex Carpet Credit Facility is successfully amended, as described below)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

will be adequate to meet Foamex Carpet's liquidity requirements. The ability to meet such liquidity requirements could be impaired if Foamex Carpet were to fail to comply with any covenants contained in the Foamex Carpet Credit Facility and other financing arrangements and such noncompliance was not cured by Foamex Carpet or waived by the lenders. Foamex Carpet amended its credit facility and other financing arrangements in March 1999. Foamex Carpet paid approximately $2.6 million in financing fees and voluntarily reduced the commitment by $5.0 million in connection with the amendment to the Foamex Carpet Credit Facility. The amendments adjusted financial covenants, among other things, as of December 31, 1998 and provided for future measurement periods taking into account Foamex Carpet's estimated operating results and financial conditions for 1998 and management expectations regarding future measurement periods. As the Foamex Carpet actual 1998 net loss was greater than originally projected, on April 15, 1999, Foamex Carpet obtained waivers through May 5, 1999, which were further extended on May 6, 1999 through June 30, 1999, of the financial covenants contained in the Foamex Carpet Credit Facility and other financing arrangements, in order to enable Foamex Carpet to negotiate further amendments of the Foamex Carpet Credit Facility and the other financing arrangements. There can be no assurance that such amendments will be obtained. The failure to obtain such amendments would have a material adverse effect on Foamex Carpet and the Company. The ability of Foamex Carpet to make distributions to the Company is restricted by the terms of its financing agreements; therefore, neither the Company nor Foamex L.P. is expected to have access to the cash flow generated by Foamex Carpet for the foreseeable future.

       Certain credit agreements and promissory notes of Foamex L.P. and Foamex Carpet pursuant to which approximately $503.2 million of debt has been issued, as of March 31, 1999, contain provisions that would result in the acceleration of such indebtedness if Trace were to cease to own at least 30% of the outstanding common stock of the Company. Similarly, certain indentures of Foamex L.P. and Foamex Capital Corporation relating to approximately $248.0 million of senior subordinated notes contain provisions that provide the holders of such senior subordinated notes with the right to require the issuers thereof to repurchase such senior subordinated notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if Trace falls below certain specified ownership levels of common stock and other persons or group owns a greater percentage of common stock than Trace. Trace is a privately held company which owned approximately 46.1% of the Company's common stock as of April 1, 1999 and whose Chairman also serves as the Chairman of the Company. In 1998, Trace informed the Company that Trace had substantial debt obligations that were due at the end of December 1998 and did not have the financial resources to pay those obligations. Subsequently, Trace informed the Company that waivers and/or modifications of such indebtedness had been obtained for at least the near future; however, there can be no assurance that such waivers and/or modifications will remain in effect prior to obtaining a permanent resolution. The Company's common stock owned by Trace is pledged as collateral against certain of Trace's debt obligations. If Trace were to default on such indebtedness collateralized by the Company's common stock or other Trace creditors were to take steps constituting a default under such indebtedness (such as filing an involuntary bankruptcy petition), and if the holders of such secured indebtedness were to foreclose on the Company's common stock owned by Trace, such event could trigger the "change of control" provisions and correspondingly the acceleration and put rights contained in certain of the Company's subsidiaries' debt agreements, as described above. This could result in the acceleration of all of the Company's subsidiaries' debt. Although management believes that the Company's subsidiaries' debt obligations could be refinanced under such circumstances, there can be no assurance that the Company `s subsidiaries' would be able to do so.

       The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 1 to the condensed consolidated financial statements, at December 31, 1998 certain of the Company's subsidiaries were not in compliance and do not expect to be in compliance in the future with certain financial covenants contained in debt agreements. These agreements had outstanding principal balances aggregating approximately $478.0 million at March 31, 1999. The Company's subsidiaries received waivers from the lenders under the various senior debt instruments through May 5, 1999, which were subsequently extended on May 5, 1999 through June 30, 1999, for the covenants for which the Company's subsidiaries' were not in compliance. Non-compliance under these debt agreements provides the lenders under these agreements, with the right, upon the notice and lapse of time, to declare all of such indebtedness to be due. Notwithstanding the fact that to date the lenders have not exercised such rights and have granted waivers of such covenants through June 30, 1999 to enable the Company's subsidiaries to negotiate amendments of such covenants; there can be no assurance that such

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

amendments will be obtained. Were the lenders under those agreements to accelerate the maturity of their indebtedness, such acceleration would constitute an event of default and all of the Company's long-term debt would become due. Additionally, as discussed above, if Trace defaults on its indebtedness collateralized by the Company's common stock and such creditors exercise their rights and remedies under the related debt agreements, substantially all of the Company's indebtedness may be accelerated. As a result, the Company reclassified approximately $767.2 million and $771.1 million of long-term debt as current in the accompanying condensed consolidated balance sheets at March 31, 1999 and December 31, 1998, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

       If the Company's subsidiaries are able to amend the relevant covenants in their credit agreements and other financial arrangements; the Company may be able to reclassify its long-term debt included in current liabilities as long-term. However, there can be no assurance that the Company's subsidiaries will be able to obtain the necessary amendments, or if obtained, that it will once again be able to classify such liabilities as long-term.

       As of March 31, 1999, there were $134.2 million of revolving credit borrowings, at an average interest rate of 8.30%, under the Foamex L.P. Credit Facility with $10.7 million available for additional borrowings and approximately $47.6 million of letters of credit outstanding which are supported by the Foamex L.P. Credit Facility. Borrowings by Foamex Canada Inc. as of March 31, 1999 were approximately $3.5 million, at an interest rate of 7.25%, under Foamex Canada Inc.'s revolving credit agreement with unused availability of approximately $1.9 million. Foamex Carpet had approximately $5.7 million of outstanding borrowings under the Foamex Carpet Credit Facility at March 31, 1999, at an interest rate of 8.82%, with unused availability of $8.7 million and approximately $0.6 million of letters of credit outstanding which are supported by the Foamex Carpet Credit Facility.

       The Company's subsidiaries paid an aggregate $3.8 million in financing fees associated with the March 1999 amendments to their credit facilities. The Company's subsidiaries have capitalized these costs and are currently amortizing them along with previously paid deferred financing costs over the remaining life of the related debt agreements as the Company's subsidiaries expect to successfully amend these agreements during the current waiver period. The Company's subsidiaries are in the process of negotiating further amendments to these agreements as discussed previously. Generally, amendments to financing agreements may result in changes to terms and conditions under the existing agreements, including, but not limited to, changes to interest rates and financial and non-financial covenants. Additionally, there may be additional financing fees associated with obtaining such amendments. The Company cannot determine the changes which may occur to its existing financing agreements at this time, or the amount of any financing fees which may be required in connection with these future amendments.

       Cash and cash equivalents decreased to $6.8 million at March 31, 1999 from $12.6 million at December 31, 1998 due primarily to the decrease in net cash provided by operating activities. Excluding the reclassification of other long-term debt to current, working capital increased $3.9 million to $119.9 million at March 31, 1999 from $116.0 million at December 31, 1998 primarily due to the increase in net operating assets and liabilities, as discussed below offset by the decrease in cash. Net operating assets and liabilities (comprised of accounts receivable, inventories and accounts payable) increased $13.4 million to $185.9 million at March 31, 1999 as compared to $172.5 million at December 31, 1998. The increase was primarily due to a $10.1 million increase in accounts receivable and a $22.3 million decrease in accounts payable offset by a $19.0 million decrease in inventories. The increase in accounts receivable was primarily associated with increased sales during March 1999 as compared to December 1998. The decrease in inventories was primarily due to increased first quarter 1999 sales and due to the December 31, 1998 inventory balance including significant purchases of raw materials at year-end. The decrease in accounts payable is primarily associated with the timing of payments to vendors and the decrease in inventories from December 31, 1998 to March 31, 1999.

       Cash Flow from Operating Activities

       Cash flow used for operating activities was $3.5 million for the quarterly period ended March 31, 1999 as compared to cash used of $19.8 million

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

for the quarterly period ended March 29, 1998. The improvement is primarily due to a decrease in cash used for operating assets and liabilities for the first quarter of 1999 as compared to the first quarter of 1998.

       Cash Flow from Investing Activities

       During 1999, the Company spent approximately $6.0 million on capital improvements as compared to $7.2 million for 1998. The 1999 expenditures were primarily for recurring capital replacement. The 1998 expenditures included: (i) finalization of the expansion and modernization of a facility in Orlando,
Florida to improve manufacturing efficiencies, (ii) installation of more efficient foam production line systems and fabricating equipment in a number of manufacturing facilities and (iii) installation of flame laminators to support the increased volume of automotive laminated products. The Company expects to continue to reduce capital expenditures from historical levels for the foreseeable future.

       On March 31, 1999, the Company sold its corporate aircraft for $16.3 million of gross proceeds of which $8.9 million was used to repay debt associated with the aircraft.

       Cash Flow from Financing Activities

       In connection with a series of transactions in connection with the transfer of certain assets of General Felt Industries, Inc. during February 1998, the Company extinguished approximately $125.1 million of term loans under the Foamex L.P. Credit Facility funded with $129.0 million of new term loan agreements which were subsequently assumed by Foam Funding LLC. In addition, during February 1998, Foamex L.P. defeased the outstanding $4.5 million of senior secured notes due 2000.

Environmental Matters

       The Company is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with the Company's compliance with such laws and regulations did not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by the Company in connection with environmental matters as of March 31, 1999 was $4.7 million. Although it is possible that new information or future developments could require the Company to reassess its potential exposure to all pending environmental matters, including those described in the footnotes to the Company's consolidated financial statements for the year ended December 31, 1998, the Company believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position. See Note 17 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

       The Year 2000 assessment process for each facility consists of an inventory of Year 2000 sensitive equipment, an assessment of the impact of possible failures, determination of required remediation actions, if any, and testing and implementation of these solutions. The inventory, assessment, remediation and testing phases were completed at the end of 1998, with fail safe testing and final implementation currently taking place in 1999. The progress of these phases as of March 31, 1999 is summarized below.

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

       There is inherent uncertainty in connection with the Year 2000 Problem due to the possibility of unanticipated failures by third party customers and suppliers. Accordingly, the Company is unable, at this time, to assess the extent and resulting materiality of the impact of possible Year 2000 failures on its operations, liquidity or financial position. The Year 2000 assessment, remediation, and testing process continues to provide information in order to reduce the level of uncertainty regarding the impact of the Year 2000 Problem. Management believes that if the Company's solutions to the Year 2000 Problem are completed as scheduled; such solutions may help minimize the possibility of significant disruptions to the Company's operations.

Part II - Other Information

Item 1.    Legal Proceedings

           Reference is made to the description of the legal proceedings contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

           The information from Note 5 of the condensed consolidated financial statements of the Company as of March 31, 1999 (unaudited) is incorporated herein by reference.

Item 6.    Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27 Financial Data Schedule for the quarterly period ended March 31, 1999.

         (b) The Company filed the following Current Reports on Form 8-K since December 31, 1998 through the date of this report:

              Form 8-K, dated as of January 8, 1999 reporting the termination of the Second Merger Agreement.

              Form 8-K, dated as of March 11, 1999 reporting press release involving preliminary earnings, appointment of John G. Johnson, Jr. and amendments to credit agreements, guarantee and promissory notes.

              Form 8-K, dated as of April 16, 1999 reporting update to preliminary earnings.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FOAMEX INTERNATIONAL INC.


Date:   May 17, 1999                  By: /s/ John A. Feenan
                                          -------------------------------
                                          John A. Feenan
                                          Executive Vice President and
                                          and Chief Financial Officer