Form 10-Q/A
period 1998-06-28
FOAMEX INTERNATIONAL INC
filed 1999-08-13
CIK 912908

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


         Foamex International Inc. (the "Company") is filing this Form 10-Q/A-2 to reflect adjustments to accounts receivable, inventory and other assets and liabilities during the fourth quarter of 1998 related to prior periods including, but not limited to, the second quarter of 1998. The Company has updated its Management's Discussion and Analysis of Financial Condition and Results of Operations to reflect only such adjustments, but has not updated such disclosure to reflect other developments since the original filing. Reference is made to the Company's subsequent reports under the Securities Exchange Act of 1934, as amended, which have been filed with the Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                                               13 Week Periods Ended          26 Week Periods Ended
                                               June 28,      June 29,        June 28,       June 29,
                                                 1998          1997           1998           1997
                                              ---------      ---------      ---------      ---------
                                                          (thousands except per share data)
NET SALES                                      $298,479      $ 239,887      $ 610,769      $ 469,007

COST OF GOODS SOLD                              243,513        195,107        506,233        381,430
                                              ---------      ---------      ---------      ---------

GROSS PROFIT                                     54,966         44,780        104,536         87,577

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                       21,806         16,100         44,849         32,087

RESTRUCTURING AND OTHER CHARGES (CREDITS)          (700)            --           (700)            --
                                              ---------      ---------      ---------      ---------

INCOME FROM OPERATIONS                           33,860         28,680         60,387         55,490

INTEREST AND DEBT ISSUANCE EXPENSE               17,281         13,474         34,808         27,442

OTHER INCOME (EXPENSE), NET                      (1,046)           448         (1,745)         1,086
                                              ---------      ---------      ---------      ---------

INCOME BEFORE PROVISION FOR INCOME TAXES         15,533         15,654         23,834         29,134

PROVISION FOR INCOME TAXES                        6,213          6,184          9,531         11,528
                                              ---------      ---------      ---------      ---------

INCOME BEFORE EXTAORDINARY LOSS                   9,320          9,470         14,303         17,606

EXTRAORDINARY LOSS ON EARLY
   EXTINGUISHMENT OF DEBT,
   NET OF INCOME TAXES                              (43)       (42,189)        (1,917)       (42,599)
                                              ---------      ---------      ---------      ---------

NET INCOME (LOSS)                             $   9,277      $ (32,719)     $  12,386      $ (24,993)
                                              =========      =========      =========      =========

BASIC EARNINGS (LOSS) PER SHARE:
   INCOME BEFORE EXTRAORDINARY LOSS           $    0.37      $    0.37      $    0.58      $    0.70
   EXTRAORDINARY LOSS                                --          (1.66)         (0.08)         (1.69)
                                              ---------      ---------      ---------      ---------
   EARNINGS (LOSS) PER SHARE                  $    0.37      $   (1.29)     $    0.50      $   (0.99)
                                              =========      =========      =========      =========

WEIGHTED AVERAGE NUMBER OF SHARES                25,012         25,298         24,977         25,304
                                              =========      =========      =========      =========

DILUTED EARNINGS (LOSS) PER SHARE:
   INCOME BEFORE EXTRAORDINARY LOSS           $    0.36      $    0.36      $    0.55      $    0.67
   EXTRAORDINARY LOSS                                --          (1.62)         (0.07)         (1.63)
                                              ---------      ---------      ---------      ---------
   EARNINGS (LOSS) PER SHARE                  $    0.36      $   (1.26)     $    0.48      $   (0.96)
                                              =========      =========      =========      =========

WEIGHTED AVERAGE NUMBER OF SHARES                26,124         26,042         26,090         26,086
                                              =========      =========      =========      =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                                June 28,         December 28,
ASSETS                                                                            1998                1997
CURRENT ASSETS:                                                             (thousands, except number of shares)
   Cash and cash equivalents                                                  $    18,175       $     12,044
   Accounts receivable, net                                                       180,588            175,684
   Inventories                                                                    123,020            120,299
   Other current assets                                                            77,160             62,901
                                                                              -----------       ------------
       Total current assets                                                       398,943            370,928

PROPERTY, PLANT AND EQUIPMENT, NET                                                231,827            233,435

COST IN EXCESS OF ASSETS ACQUIRED, NET                                            215,711            218,219

DEBT ISSUANCE COSTS, NET                                                           15,932             18,889

DEFERRED INCOME TAXES                                                              34,168             26,960

OTHER ASSETS                                                                       23,303             25,192
                                                                             ------------       ------------

TOTAL ASSETS                                                                   $  919,884         $  893,623
                                                                               ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Short-term borrowings                                                      $     7,320       $      6,598
   Current portion of long-term debt                                                5,117             12,931
   Current portion of long-term debt - related party                                7,020                  -
   Accounts payable                                                               105,238            131,689
   Accrued interest                                                                10,391             10,716
   Other accrued liabilities                                                       62,639             70,513
                                                                              -----------        -----------
       Total current liabilities                                                  197,725            232,447

LONG-TERM DEBT                                                                    692,479            735,724

LONG-TERM DEBT - RELATED PARTY                                                     97,180                  -

OTHER LIABILITIES                                                                  34,331             38,871
                                                                              -----------        -----------

       Total liabilities                                                        1,021,715          1,007,042
                                                                              -----------        -----------

COMMITMENTS AND CONTINGENCIES                                                           -                  -
                                                                              -----------        -----------

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred Stock, par value $1.00 per share:
     Authorized 5,000,000 shares - none issued                                          -                  -
   Common Stock, par value $.01 per share:
     Authorized 50,000,000 shares
     Issued 27,003,823 and 25,014,823 shares, respectively;
     Outstanding 25,014,823 and 24,919,680 shares, respectively                       270                269
   Additional paid-in capital                                                      86,769             86,025
   Retained earnings (accumulated deficit)                                       (153,505)          (164,118)
   Accumulated other comprehensive income                                          (6,368)            (6,598)
   Other                                                                           (9,795)            (9,795)
                                                                             ------------         ----------
                                                                                  (82,629)           (94,217)
   Common Stock held in treasury, at cost:
     1,989,000 shares at June 28, 1998 and December 28, 1997                      (19,202)           (19,202)
                                                                              -----------        -----------

       Total stockholders' equity (deficit)                                      (101,831)          (113,419)
                                                                              -----------         ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                           $  919,884         $  893,623
                                                                               ==========         ==========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                         26 Week Periods Ended
                                                                         June 28,      June 29,
                                                                          1998           1997
                                                                       ---------      ---------
                                                                             (thousands)
OPERATING ACTIVITIES:
   Net income (loss)                                                    $ 12,386       $(24,993)
   Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
       Depreciation and amortization                                      16,770         10,815
       Net amortization of debt issuance costs, debt discount
          and debt premium                                                    23          6,847
       Extraordinary loss on early extinguishment of debt                  1,579             37
       Other operating activities                                         11,481           (565)
       Changes in operating assets and liabilities, net                  (64,341)       (38,334)
                                                                       ---------      ---------

          Net cash used for operating activities                         (22,102)       (46,193)
                                                                       ---------      ---------

INVESTING ACTIVITIES:
   Capital expenditures                                                  (15,482)       (16,432)
   Acquisitions, net of cash acquired                                     (4,399)            --
   Decrease in restricted cash                                                --         12,143
   Other investing activities                                               (406)            35
                                                                       ---------      ---------

          Net cash used for investing activities                         (20,287)        (4,254)
                                                                       ---------      ---------

FINANCING ACTIVITIES:
   Net proceeds from short-term borrowings                                   722            256
   Net proceeds from revolving loans                                      82,426         49,000
   Proceeds from long-term debt                                          129,000        453,500
   Repayment of long-term debt                                          (132,767)      (450,026)
   Debt issuance cost                                                     (1,598)       (14,746)
   Purchase of treasury stock                                                 --         (1,890)
   Dividends paid                                                         (1,246)            --
   Transfer of General Felt                                              (28,698)            --
   Other financing activities                                                681           (488)
                                                                       ---------      ---------

          Net cash provided by financing activities                       48,520         35,606
                                                                       ---------      ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                    6,131        (14,841)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                 12,044         22,203
                                                                       ---------      ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                    $  18,175      $   7,362
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

2.     RESTATEMENT OF FINANCIAL INFORMATION

       The Company identified certain adjustments to accounts receivable, inventory and other assets and liabilities during the fourth quarter of 1998 that related to prior periods including, but not limited to, the second quarter of 1998. As a result, the Company has restated the accompanying 1998 condensed consolidated financial statements to reflect adjustments that related to the second quarter of 1998, as follows:

                                                                    Thirteen Weeks ended June 28, 1998
                                                             As Previously
                                                                Reported       Adjustments    As Restated
       Statement of Operations:
            Net Sales                                           $ 298,479      $      --      $ 298,479
            Cost of Goods Sold                                    241,557          1,956        243,513
                                                                ---------      ---------      ---------
            Gross Profit                                           56,922         (1,956)        54,966
            Selling, General and Administrative                    20,861            945         21,806
            Restructuring and Other Charges (Credits)                  --           (700)          (700)
                                                                ---------      ---------      ---------
            Income (Loss) from Operations                          36,061         (2,201)        33,860
            Interest and Debt Issuance Expense                     17,531           (250)        17,281
            Other Income (Expense), net                            (1,046)            --         (1,046)
                                                                ---------      ---------      ---------
            Income (Loss) before Provision for Income Taxes        17,484         (1,951)        15,533
            Provision for Income Taxes                              6,993           (780)         6,213
                                                                ---------      ---------      ---------
            Income (Loss) before Extraordinary Loss                10,491         (1,171)         9,320
            Extraordinary Loss                                        (43)            --            (43)
                                                                ---------      ---------      ---------
            Net Income (Loss)                                   $  10,448      $  (1,171)     $   9,277
                                                                =========      =========      =========

          Basic earnings per share:
            Income before extraordinary item                    $    0.42      $   (0.05)     $    0.37
            Extraordinary loss                                         --             --             --
                                                                ---------      ---------      ---------
            Earnings per share                                  $    0.42      $   (0.05)     $    0.37
                                                                =========      =========      =========

          Diluted earnings per share:
            Income before extraordinary item                    $    0.40      $   (0.04)     $    0.36
            Extraordinary loss                                         --             --             --
                                                                ---------      ---------      ---------
            Earnings per share                                  $    0.40      $   (0.04)     $    0.36
                                                                =========      =========      =========

                                                                    Twenty-six Weeks ended June 28, 1998
                                                            As Previously
                                                                Reported        Adjustments      As Restated
       Statement of Operations:
            Net Sales                                           $ 612,269      $  (1,500)     $ 610,769
            Cost of Goods Sold                                    504,151          2,082        506,233
                                                                ---------      ---------      ---------
            Gross Profit                                          108,118         (3,582)       104,536
            Selling, General and Administrative                    43,238          1,611         44,849
            Restructuring and Other Charges (Credits)                  --           (700)          (700)
                                                                ---------      ---------      ---------
            Income (Loss) from Operations                          64,880         (4,493)        60,387
            Interest and Debt Issuance Expense                     35,308           (500)        34,808
            Other Income (Expense), net                            (1,745)            --         (1,745)
                                                                ---------      ---------      ---------
            Income (Loss) before Provision for Income Taxes        27,827         (3,993)        23,834
            Provision for Income Taxes                             11,128         (1,597)         9,531
                                                                ---------      ---------      ---------
            Income (Loss) before Extraordinary Loss                16,699         (2,396)        14,303
            Extraordinary Loss                                     (1,917)            --         (1,917)
                                                                ---------      ---------      ---------
            Net Income (Loss)                                   $  14,782      $  (2,396)     $  12,386
                                                                =========      =========      =========

          Basic earnings per share:
            Income before extraordinary item                    $    0.67      $   (0.09)     $    0.58
            Extraordinary loss                                      (0.08)            --          (0.08)
                                                                ---------      ---------      ---------
            Earnings per share                                  $    0.59      $   (0.09)     $    0.50
                                                                =========      =========      =========

          Diluted earnings per share:
            Income before extraordinary item                    $    0.64      $   (0.09)     $    0.55
            Extraordinary loss                                      (0.07)            --          (0.07)
                                                                ---------      ---------      ---------
            Earnings per share                                  $    0.57      $   (0.09)     $    0.48
                                                                =========      =========      =========

          Cash Flows:
            Net cash used for operating activities              $ (21,541)     $    (561)     $ (22,102)
            Net cash used for investing activities                (20,848)           561        (20,287)

                                                As of June 28, 1998
                                    As Previously
                                      Reported        Adjustments      As Restated
       Balance Sheet:
          Current assets            $   401,803      $    (2,860)     $   398,943
          Total assets                  922,597           (2,713)         919,884
          Current liabilities           198,042             (317)         197,725
          Total liabilities           1,022,032             (317)       1,021,715
          Stockholders' deficit         (99,435)          (2,396)        (101,831)

3.     CRAIN ACQUISITION

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

                                                     13 Week Period         26 Week Period
                                                   Ended June 29, 1997   Ended June 29, 1997
                                                        (thousands, except per share data)
          Net sales                                     $   319,312          $   626,080
                                                        ===========          ===========
          Income before extraordinary loss              $    11,173          $    17,011
                                                        ===========          ===========
          Pro forma basic earnings per share            $      0.44          $      0.67
                                                        ===========          ===========
          Pro forma diluted earnings per share          $      0.43          $      0.65
                                                        ===========          ===========

       The pro forma results are not necessarily indicative of what would have occurred if the Crain Acquisition had occurred at the beginning of the periods presented nor are they necessarily indicative of future consolidated results.

4.     INVENTORIES

       Inventories consist of:
                                                                           June 28,            December 28,
                                                                             1998                     1997
                                                                         ------------          ------------------
                                                                                       (thousands)
       Raw materials and supplies                                         $  78,344                 $ 75,487
       Work-in-process                                                       16,887                   15,620
       Finished goods                                                        27,789                   29,192
                                                                          ---------                ---------
       Total                                                               $123,020                 $120,299
                                                                           ========                 ========

5.     LONG-TERM DEBT AND LONG-TERM DEBT - RELATED PARTY

       Long-term debt consists of:

                                                                           June 28,            December 28,
                                                                              1998                    1997
                                                                         -------------         ------------------
       Credit Facility:                                                                   (thousands)
         Term Loan A                                                   $          -               $  76,700
         Term Loan B                                                         83,344                 109,725
         Term Loan C                                                         75,766                  99,750
         Term Loan D                                                        109,725                 110,000
         Revolving credit facility                                          137,354                  54,928
       9 7/8% Senior subordinated notes due 2007                            150,000                 150,000
       13 1/2% Senior subordinated notes due 2005 (includes
         $12,824 and $13,720 of unamortized debt premium)                   110,824                 111,720
       9 1/2% Senior secured notes due 2000                                       -                   4,523
       Industrial revenue bonds                                               7,000                   7,000
       Subordinated note payable (net of unamortized
         debt discount of $709 and $1,198)                                    6,306                   6,129
       Other                                                                 17,277                  18,180
                                                                          ---------               ---------
                                                                            697,596                 748,655

5.     LONG-TERM DEBT AND LONG-TERM DEBT - RELATED PARTY (continued)

                                                                           June 28,            December 28,
                                                                              1998                 1997
                                                                          ---------            ------------
                                                                                         (thousands)
       Less current portion                                                   5,117                  12,931
                                                                          ---------            ------------

       Long-term debt-unrelated parties                                    $692,479                $735,724
                                                                          =========            ============

       Long-term debt - related party consists of:

       Foamex/GFI Note                                                     $ 34,000            $          -

       Note payable to Foam Funding LLC                                      70,200                       -
                                                                          ---------            ------------
                                                                            104,200                       -

       Less current portion - related party                                   7,020                       -
                                                                         ----------            ------------

       Long-term debt - related party                                     $  97,180            $          -
                                                                          =========            ============

         Refinancing Associated with Transfer of General Felt Industries, Inc. ("General Felt") Common Stock

       In connection with the GFI Transaction (as defined, see Note 9), Foamex L.P. borrowed $129.0 million under a new term loan agreement which was subsequently assumed by Foam Funding LLC and borrowed $32.0 million under its credit facility ("Credit Facility"). These funds were used to (i) repay approximately $125.1 million of existing term loans under the Credit Facility and accrued interest thereon of approximately $0.9 million, (ii) deposit $4.8 million into an escrow account in order to defease the 9 1/2% senior secured notes due 2000 which were redeemed during June 1998, (iii) repay $4.8 million of indebtedness owed to General Felt, (iv) fund the $20.0 million to acquire the net assets of General Felt in connection with the GFI Transaction (see Note 9) and (v) pay fees and expenses of approximately $5.4 million. Also, Foamex L.P. amended the Credit Facility to increase the availability under the revolving credit facility from $150.0 million to $200.0 million; however, $34.5 million of this increase is used for a letter of credit to support the Foamex/GFI Note. See
Note 9 for further discussion of the GFI Transaction.

       Foamex Carpet Revolving Credit

       Upon consummation of the GFI Transaction (see Note 9), Foamex Carpet Cushion, Inc. ("Foamex Carpet") entered into a credit agreement with the institutions from time to time party thereto, as issuing banks, and Citicorp USA, Inc. and The Bank of Nova Scotia, as administrative agents, which provides for up to $20.0 million in revolving credit borrowings.

       Foamex/GFI Note

       In connection with the GFI Transaction, Foamex L.P. entered into the $34.0 million Foamex/GFI Note to settle an existing intercompany note payable to General Felt (see Note 9). The Foamex/GFI Note matures in March 2000 with interest payable at LIBOR plus an applicable margin. The principal amount is due upon maturity in March 2000.

       During the thirteen week and twenty-six week periods ended June 28, 1998, the Company incurred interest expense of approximately $0.6 million and $0.8 million, respectively.

       Note Payable to Foam Funding LLC

       In connection with the asset purchase agreement for the GFI Transaction (see Note 9), the Company entered into a $70.2 million promissory note with Foam Funding LLC. The note bears interest at a base rate plus 2.0% or at

5.     LONG-TERM DEBT AND LONG-TERM DEBT - RELATED PARTY (continued)

LIBOR plus 3.0%. The note is payable upon demand commencing in March 2000, and if no demand is made, matures in February 2004.

       During the thirteen week and twenty-six week periods ended June 28, 1998, the Company incurred interest expense of approximately $1.6 million and $2.1 million, respectively.

       Principal Payments

       Principal payments on the Company's long-term debt and long-term debt - related party for the remainder of 1998 and for the next five years are as follows: 1998 - $9.0 million; 1999 - $17.7 million; 2000 - $52.2 million; 2001 -
$17.3  million;  2002 - $17.7  million;  2003 - $159.5;  and thereafter - $516.3 million.

6.     EARLY EXTINGUISHMENT OF DEBT

       In connection with the GFI Transaction (see Note 9), the Company incurred an extraordinary loss on the early extinguishment of debt of approximately $1.9 million (net of income tax benefits of $1.2 million) for the twenty-six week period ended June 28, 1998. The extraordinary loss, before income tax benefit, is comprised of approximately $2.9 million for the write-off of debt issuance costs and approximately $0.2 million of professional fees and other costs.

       During 1997, in connection with a refinancing plan, the Company incurred an extraordinary loss on the early extinguishment of debt of approximately $42.0 million (net of income taxes of $25.7 million). The extraordinary loss is comprised of approximately $39.0 million for premium and consent fee payments, approximately $16.2 million for the write-off of debt issuance costs and debt discount, approximately $8.2 million for the loss associated with the effective termination and amendment of the interest rate swap agreements and approximately $4.3 million of professional fees and other costs. In addition, during 1997 the Company incurred extraordinary losses of approximately $0.6 million (net of income taxes of $0.4 million) associated with the early extinguishment of approximately $11.8 million of long-term debt funded with approximately $12.1 million of the remaining net proceeds from the sale of its Perfect Fit Industries, Inc. subsidiary. The extraordinary loss is comprised of approximately $0.4 million of premium payments and approximately $0.6 million for the write-off of debt issuance costs.

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

       The Company has reported to appropriate state authorities that it has found soil and groundwater contamination in excess of state standards at four facilities and soil contamination in excess of state standards at three other facilities. The Company has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any degree of certainty at this time. As of June 28, 1998, the Company has accruals of approximately $4.1 million for the remaining potential remediation costs for these facilities based on engineering estimates.

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

8.     LITIGATION

       As of August 12, 1998, the Company and Trace International Holdings, Inc. ("Trace Holdings") were two of multiple defendants in actions filed on behalf of approximately 5,000 recipients of breast implants in various United States federal and state courts and one Canadian provincial court. Some of these actions allege substantial damages, but most of these actions allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 700 residents of Australia, New Zealand, England, and Ireland. The Company believes that the number of suits may increase. During 1995, the Company and Trace Holdings were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final. Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from the Company or Trace Holdings. Neither the Company nor Trace Holdings recommended, authorized or approved the use of its foam for these purposes. Foamex L.P. is indemnified by Trace Holdings for any such liabilities relating to foam manufactured prior to October 1990. Although Trace Holdings has paid the Company's litigation expenses to date pursuant to such indemnification and the Company believes Trace Holdings will be in a position to continue to pay such expenses, there can be no assurance that Trace Holdings will be able to provide such indemnification in the future. While it is not feasible to predict or determine the outcome of these actions, based on the Company's present assessment of the merits of pending claims, after consultation with the general counsel of Trace Holdings, and without taking into account potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either the Company's or Trace Holdings' consolidated financial position or results of operations. If the Company's assessment of liability with respect to these actions is incorrect, such actions could have a material adverse effect on the Company.

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

       On or about March 17, 1998, five purported class action lawsuits were filed in the Delaware Chancery Court, New Castle County, against the Company, directors of the Company, Trace Holdings, and individual officers and directors of Trace Holdings: Brickell Partners v. Marshall S. Cogan, et al., No. 16260NC; Mimona Capital v. Salvatore J. Bonanno, et al., No. 16259NC; Daniel Cohen v. Foamex International Inc., No. 16263; Eileen Karisinki v. Foamex International Inc., et al., No. 16261NC and John E. Funky Trust v. Salvatore J. Bonanno, et al., No. 16267. A sixth purported class action lawsuit, Barnett Stepak v. Foamex International Inc., et al., No. 16277, was filed on or about March 23, 1998 against the same defendants. The complaints in the six actions allege, among other things, that the defendants have violated fiduciary and other common law duties purportedly owed to the Company's stockholders in connection with Trace Holdings' intitial proposal to acquire all of the outstanding shares of the Company's common stock. The complaints sought, among other things, class certification, a declaration that the defendants have breached their fiduciary duties to the class, preliminary and permanent injunctions barring implementation of the proposed transaction, rescission of the transaction if consummated, unspecified compensatory damages, and costs and attorneys' fees.

       The parties to the lawsuits entered into a memorandum of understanding dated June 25, 1998 (the "Memorandum of Understanding"), to settle the litigation, subject to, inter alia, execution of a definitive Stipulation of Settlement and approval by the Delaware Chancery Court following notice to the public stockholders and a hearing. The Memorandum of Understanding provides that as a result of, among other things, the stockholder litigation and negotiations among counsel for the parties to the Memorandum of Understanding, a special meeting of stockholders will be held to vote upon and adopt a proposed merger (the "Merger") and the related merger agreement (the "Merger Agreement") which provides, among other things, for the public shares of the Company's common stock to be converted into the right to receive $18.75 in cash, without interest. The Memorandum of Understanding also acknowledged that the terms of the Merger have been significantly improved over the terms originally proposed by Trace Holdings on March 16, 1998, and the Company and the individual director and officer defendants acknowledged that the filing and prosecution of the stockholder litigation was a factor they took into account in giving fair consideration to and entering into the Merger, and Trace Holdings acknowledged that it took into account the desirability of satisfactorily addressing the claims asserted in the stockholder litigation in agreeing to the increased consideration to be paid to the public stockholders pursuant to the Merger Agreement.

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

9.     GFI TRANSACTION

       On February 27, 1998, the Company and certain of its affiliates completed a series of transactions designed to simplify the Company's structure and to provide future operational flexibility (collectively, the "GFI Transaction"). Prior to the consummation of these transactions, (i) Foamex L.P. and Foamex L.P.'s wholly owned subsidiary, General Felt, entered into a supply agreement and an administrative services agreement, (ii) Foamex L.P. repaid its outstanding indebtedness to General Felt with $4.8 million in cash and the $34.0 million Foamex/GFI Note supported by a $34.5 million letter of credit under the Credit Facility, (iii) Foamex L.P. contributed to General Felt $9.4 million of outstanding net intercompany payables and intercompany loans with General Felt and (iv) Foamex L.P. defeased the $4.5 million outstanding principal amount of its 9 1/2% senior secured notes due 2000. The initial transaction resulted in the transfer from Foamex L.P. to Foam Funding LLC of all of the outstanding common stock of General Felt, in exchange for (i) the assumption by Foam Funding LLC of $129.0 million of Foamex L.P.'s indebtedness and (ii) the transfer by Foam Funding LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result, General Felt ceased being a subsidiary of Foamex L.P. and was relieved from all obligations under Foamex L.P.'s 9 7/8% senior subordinated notes due 2007 and 13 1/2% senior subordinated notes due 2005. Upon consummation of the initial transaction, Foamex Carpet, a newly formed wholly owned subsidiary of the Company, the Company, Foam Funding LLC, and General Felt entered into an asset purchase agreement (the "Asset Purchase Agreement") dated February 27, 1998, in which General Felt sold substantially all of its assets (other than the Foamex/GFI Note and its operating facility in Pico Rivera, California) to Foamex Carpet in exchange for (i) $20.0 million in cash and (ii) a promissory note issued by Foamex Carpet to Foam Funding LLC in the amount of $70.2 million. The $20.0 million cash payment was funded with a distribution by Foamex L.P. to the Company. Upon consummation of the transaction contemplated by the Asset Purchase Agreement, Foamex Carpet entered into a Credit Agreement with the institutions from time to time party thereto, as issuing banks, and Citicorp USA, Inc. and The Bank of Nova Scotia, as administrative agents, which provides for up to $20.0 million in revolving credit borrowings. Foamex Carpet will conduct the carpet cushion business previously conducted by General Felt.

       No gain has been recognized on the GFI Transaction. The Company will continue to account for these net assets using the carryover basis of Foamex L.P. The $129.0 million of debt assumed by Foam Funding LLC in the GFI Transaction was accounted for as an extinguishment of debt which resulted in an extraordinary loss of approximately $2.0 million. The 1% non-managing general partnership interest acquired in connection with the GFI Transaction was accounted for as a redemption of equity. By virtue of the transfer of General Felt stock and the subsequent merger of General Felt into Foam Funding LLC, the Pico Rivera facility was transferred to Foam Funding LLC; no gain was recognized on the transfer since the Company leased-back the facility. Accordingly, the net effect resulted in a charge to stockholders' equity (deficit) of approximately $0.5 million.

10.    EARNINGS (LOSS) PER SHARE

       The following table shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                          13 Week Period Ended          26 Week Period Ended
                                                          --------------------          --------------------
                                                          June 28,       June 29,       June 28,        June 29,
                                                             1998           1997           1998            1997
                                                                      (thousands, except per share amounts)
Basic earnings (loss) per share:
       Net income (loss)                                  $ 9,277        $(32,719)       $12,386       $(24,993)
                                                          =======        ========        =======       ========

       Average common stock outstanding                    25,012          25,298         24,977         25,304
                                                          =======        ========        =======       ========

       Basic earnings (loss) per share                   $   0.37      $   (1.29)       $   0.50      $   (0.99)
                                                         ========      =========        ========      =========

Diluted earnings (loss) per share:
       Net income (loss) available for common stock
          and dilutive securities                         $ 9,277        $(32,719)       $12,386       $(24,993)
                                                          =======        ========        =======       ========

       Average common stock outstanding                    25,012          25,298         24,977         25,304

       Additional common shares resulting
          from stock options and warrants                   1,112             744          1,113            782
                                                         --------        --------       --------       --------

       Average common stock and dilutive
          stock outstanding                                26,124          26,042         26,090         26,086
                                                          =======         =======        =======        =======

       Diluted earnings (loss) per share                 $   0.36       $  (1.26)        $  0.48       $  (0.96)
                                                         ========       ========         =======       ========

11.    COMPREHENSIVE INCOME

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires disclosure of comprehensive income, as defined, including comprehensive disclosure in interim financial statements. Comprehensive income for the respective periods presented below is comprised of the following:

                                                           13 Week Period Ended          26 Week Period Ended
                                                           --------------------          --------------------
                                                         June 28,       June 29,       June 28,        June 29,
                                                           1998           1997           1998            1997
                                                                              (thousands)
Net income (loss)                                         $ 9,277        $(32,719)       $12,386       $(24,993)
Foreign currency translation adjustments                        3              16            230           (168)
                                                          -------        --------        -------       --------
Total comprehensive income (loss)                         $ 9,280        $(32,703)       $12,616       $(25,161)
                                                          =======        ========        =======       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The Company operates primarily in the flexible polyurethane and advanced polymer foam products industry. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto of the Company included in this report. Certain information in this report contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth on pages 4 and 5 of the Company's 1997 Annual Report on Form 10-K/A-3

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

       On June 25, 1998, the Company, Trace Holdings, and Trace Merger Sub Inc. ("Trace Merger Sub") entered into an Agreement and Plan of Merger (the "Merger Agreement"), providing for the merger (the "Merger") of Trace Merger Sub with and into the Company. Upon consummation of the Merger, the holders of the outstanding shares of the Company's common stock, other than Trace Holdings and its subsidiaries, will received, in exchange for their shares, $18.75 per share in cash. Consummation of the Merger is subject to a number of conditions, many of which are outside the control of the Company, including: (i) the approval and adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of common stock of the Company; (ii) the absence of any injunction preventing consummation of the Merger, (iii) the absence of a material adverse change in the business of the Company, and (iv) the receipt of requisite financing.

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

       On February 27, 1998, the Company and certain of its affiliates completed a series of transactions designed to simplify the Company's structure and to provide future operational flexibility (collectively, the "GFI Transaction"). Prior to the consummation of these transactions, the Company defeased the $4.5 million outstanding principal amount of its 9 1/2% senior secured notes. Foamex L.P. settled a $38.8 million intercompany note payable to General Felt with $4.8 million in cash and the $34.0 million Foamex/GFI Note supported by a $34.5 million letter of credit under the Foamex L.P. Credit Facility. The initial transaction resulted in the transfer from Foamex L.P. to Foam Funding LLC of all of the outstanding common stock of General Felt, in exchange for (i) the assumption by Foam Funding LLC of $129.0 million of Foamex L.P.'s indebtedness and (ii) the transfer by Foam Funding LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result, General Felt ceased being a subsidiary of Foamex L.P. and was relieved from all obligations under Foamex L.P.'s 9 7/8% senior subordinated notes due 2007 and 13 1/2% senior subordinated notes due 2005. Upon consummation of the initial transaction, Foamex Carpet, a newly formed wholly-owned subsidiary of the Company, the Company, Foam Funding LLC, and General Felt entered into an asset purchase agreement dated February 27, 1998, pursuant to which General Felt sold substantially all of its assets (other than the Foamex/GFI Note and its operating facility in Pico Rivera, California) to Foamex Carpet in exchange for
(i) $20.0 million in cash and (ii) a promissory note issued by Foamex Carpet to Foam Funding LLC in the amount of $70.2 million. The $20.0 million cash payment was funded by a distribution by Foamex L.P. to the Company. Upon consummation of the transaction contemplated by the asset purchase agreement, Foamex Carpet entered into a credit agreement with the institutions from time to time party thereto, as issuing banks, and Citicorp USA, Inc. and The Bank of Nova Scotia, as administrative agents, which provides for up to $20.0 million in revolving credit borrowings. Foamex Carpet will conduct the carpet cushion business previously conducted by General Felt.

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

13 Week Period Ended June 28, 1998 Compared to 13 Week Period
Ended June 29, 1997

Results of Operations

       Net sales for the second quarter of 1998 were $298.5 million as compared to $239.9 million in the second quarter of 1997, an increase of $58.6 million or 24.4%. Foam Products net sales for the second quarter of 1998 increased to $143.7 million from $86.0 million in the second quarter of 1997 primarily due to net sales from the Crain operations and increased volume from national bedding customers and fabricators. Carpet Cushion Products net sales for the second quarter of 1998 decreased 3.5% to $72.4 million from $75.0 million in the second quarter of 1997 primarily due to the sale of Dalton in October 1997 which contributed net sales of $13.6 million in 1997 and a reduction in rebond selling prices as compared to 1997. Automotive Products net sales for the second quarter of 1998 increased 4.9% to $62.2 million from $59.3 million in the second quarter of 1997 primarily due to increased volume. Technical Products net sales for the second quarter of 1998 increased 3.1% to $20.2 million from $19.6 million in the second quarter of 1997 primarily due to increased net sales volume for felted, gasketing, and sealing products.

       Gross profit as a percentage of net sales decreased to 18.4% for the second quarter of 1998 from 18.7% in the second quarter of 1997 primarily due to a shift in product mix for 1998 as a result of the Crain Acquisition. Crain's principal product lines, bedding, furniture and carpet cushion, have inherently lower gross profit margins than the Company's historical gross profit margins. Also, the gross profit percentage was lower due to the Company carrying the full individual operating costs of both organizations during this period, offset in part by the Company's implementation of restructuring/consolidation programs during the second quarter of 1998 associated with the Crain Acquisition.

       Income from operations increased to $33.9 million for the second quarter of 1998 from $28.7 million in the second quarter of 1997 primarily due to the Crain Acquisition.

       Income before extraordinary loss decreased to $9.3 million for the second quarter of 1998 as compared to $9.5 million for the second quarter of 1997. The decrease was comprised principally of the increase in income from operations of $5.2 million discussed above, offset by an increase of approximately $3.8 million in interest and debt issuance expense and an increase in other expense of $1.5 million due primarily to $1.0 million of costs associated with the GFI Transaction. The increase in interest and debt issuance expense is primarily due to the debt incurred in connection with the Crain Acquisition offset by the favorable effects of the June 1997 refinancing plan.

       The extraordinary loss on early extinguishment of debt during the second quarter of 1997 of approximately $42.2 million (net of income taxes of $25.9 million) primarily relates to debt extinguished in connection with the June 1997 refinancing plan.


26 Week Period Ended June 28, 1998 Compared to 26 Week Period Ended
June 29, 1997

Results of Operations

       Net sales for the twenty-six week period ended June 28, 1998 were $610.8 million as compared to $469.0 million for the twenty-six week period ended June 29, 1997, an increase of $141.8 million or 30.2%. Foam Products net sales for the twenty-six week period ended June 28, 1998 increased to $298.6 million from $170.0 million for the twenty-six week period ended June 29, 1997 primarily due to the net sales from the Crain Acquisition, which occurred in December 1997. Carpet Cushion Products net sales for the twenty-six week period ended June 28, 1998 increased 1.6% to $145.2 million from $142.9 million for the twenty-six week period ended June 28, 1997 primarily due to net sales from the Crain Acquisition offset by (i) the sale of Dalton in October 1997 which contributed net sales of $24.3 million in 1997, (ii) reductions in rebond selling prices as compared to 1997 and (iii) changes in product mix. Automotive Products net sales for the twenty-six week period ended June 28, 1998 increased 5.6% to $125.7 million from $119.0 million for the twenty-six week period ended June 29, 1997 primarily due to increased volume of laminated products. Technical Products net sales for the twenty-six week period ended June 28, 1998 increased 11.3% to $41.3 million from $37.1 million for the twenty-six week period ended June 29, 1997 primarily due to increased net sales volume for felted, gasketing, and sealing products.

       Gross profit as a percentage of net sales decreased to 17.1% for the twenty-six week period ended June 28, 1998 from 18.7% in the twenty-six week period ended June 29, 1997 primarily due to the shift in product mix for 1998 as a result of the Crain Acquisition. Crain's principal product lines, bedding, furniture and carpet cushion, have inherently lower gross profit margins than the Company's historical gross profit margins. Also, the gross profit percentage was lower due to the Company carrying the full individual operating costs of both organizations during this period, offset in part by the Company's implementation of restructuring/consolidation programs during the second quarter of 1998 associated with the Crain Acquisition.

       Income from operations increased to $60.4 million for the twenty-six week period ended June 28, 1998 from $55.5 million in the twenty-six week period ended June 29, 1997 primarily due to the Crain Acquisition.

       Income before extraordinary loss decreased to $14.3 million for the twenty-six week period ended June 28, 1998 as compared to $17.6 million for the twenty-six week period ended June 29, 1997. The decrease is primarily comprised of an increase of approximately $7.4 million in interest and debt issuance expense and an increase in other expense of $2.8 million due primarily to $2.0 million of costs associated with the GFI Transaction, offset in part by the increase in income from operations of $4.9 million discussed above. The increase in interest and debt issuance expense is primarily due to the debt incurred in connection with the Crain Acquisition offset by the favorable effects of the June 1997 refinancing plan.

       The extraordinary loss on early extinguishment of debt during the twenty-six week period ended June 29, 1997 of approximately $42.6 million (net of income taxes of $26.1 million) primarily relates to the write-off of debt issuance costs associated with debt extinguished in connection with the June 1997 refinancing plan.

Liquidity and Capital Resources

       Liquidity and Capital Resources

       The Company is a holding company whose operations are conducted through two wholly-owned subsidiaries, Foamex L.P. and Foamex Carpet. The liquidity requirements of the Company consist primarily of the operating cash requirements of its two principal subsidiaries.

       Foamex L.P.'s operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures. The Company believes that cash flow from Foamex L.P.'s operating activities, cash on hand and periodic borrowings under the Credit Facility, if necessary, will be adequate to meet Foamex L.P.'s liquidity requirements. The ability to meet such liquidity requirements could be impaired if Foamex L.P. were to fail to comply with any covenants contained in the Credit Facility and such noncompliance was not cured by Foamex L.P. or waived by the lenders. Foamex L.P. was in compliance with the covenants in the Credit Facility as of June 28, 1998 and the Company expects Foamex L.P. to be in compliance with such covenants for the foreseeable future. The ability of Foamex L.P. to make distributions to the Company is restricted by the terms of its financing agreements; therefore, neither the Company nor Foamex Carpet is expected to have access to the cash flow generated by Foamex L.P. for the foreseeable future.

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

       Cash and cash equivalents increased $6.1 million during 1998 to $18.2 million at June 28, 1998 from $12.0 million at December 28, 1997 primarily due to increased borrowings offset by cash used for capital expenditures, the Crain Acquisition and an increase in cash used by the operating assets and liabilities. Working capital increased $62.7 million during 1998 to $201.2 million at June 28, 1998 from $138.5 million at December 28, 1997 primarily due to the increase in net operating assets and a net increase in other current assets and liabilities. The net increase in other current assets and liabilities is primarily associated with the timing of payments for interest, prepaid expenses and accrued liabilities and the timing of receipt of cash for other receivables. Net operating assets (comprised of accounts receivable, inventories and accounts payable) increased $34.1 million during 1998 to $198.4 million at June 28, 1998 from $164.3 million at December 28, 1997 primarily due to increases in accounts receivable and inventories aggregating $7.6 million and a decrease in accounts payable of $26.5 million. The decrease in accounts payable is primarily due to the timing of payments.

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

       Cash flow used for operating activities was $22.1 million for the twenty-six weeks ended June 28, 1998 as compared to cash used of $46.2 million for the twenty-six weeks ended June 29, 1997. This decrease is primarily due to changes in the components of working capital primarily related to (i) cash used for the increase in accounts receivable and other receivables associated with the timing of receipts and (ii) a reduction in accounts payable associated with the timing of payments.

       Cash flow used for investing activities was $20.3 million for the twenty-six week period ended June 28, 1998 as compared to cash used of $4.3 million for the twenty-six week period ended June 29, 1997. The increase in cash used for investing activities in 1998 is primarily due to $4.4 million paid in 1998 in connection with the Crain Acquisition offset by a decrease in restricted cash in 1997 of $12.1 million used to repay long-term debt.

       Cash flow provided by financing activities increased to $48.5 million for the twenty-six week period ended June 28, 1998 as compared to cash provided of $35.6 million for the twenty-six week period ended June 29, 1997. This is primarily associated with increased borrowings in 1998 under the revolving credit facility to fund working capital needs of the Company, including the operations of Crain acquired in December 1997, and $28.7 million used to fund the GFI Transaction.

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

       The Company is exposed to credit loss in the event of a nonperformance by the swap partner; however, the occurrence of this event is not anticipated. The effect of the interest rate swap agreement was a favorable adjustment to interest and debt issuance expense of $0.2 million and $0.8 million for the thirteen week periods ended June 28, 1998 and June 29, 1997, respectively, and $0.4 million and $1.7 million for the twenty-six week periods ended June 28, 1998 and June 29, 1997, respectively.

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



New Accounting Standards

       Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," was issued by the Financial Accounting Standards Board in June 1997. This statement requires all items that must be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS No.
130 during the first quarter of 1998 (see Note 11).

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

Part II - Other Information

Item 1.    Legal Proceedings

           Reference is made to the description of the legal proceedings contained in the Company's Annual Report on Form 10-K/A-2 for the fiscal year ended December 28, 1997 and in the Company's Quarterly Report on Form 10-Q/A-2 for the fiscal quarter ended June 28, 1998.

           The information from Notes 7 and 8 of the accompanying condensed consolidated financial statements of the Company as of June 28, 1998 (unaudited) is incorporated herein by reference.

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

10.10.3(k)  - Equity Growth Participation Program.
10.10.4(o)  - The Foamex L.P.  Salaried  Pension Plan (formerly the General Felt
            Industries, Inc. Retirement Plan for Salaried Employees), effective as of January 1, 1995.
10.10.5(u)  - The Foamex L.P. Hourly Pension Plan (formerly "The Foamex Products
            Inc. Hourly Employee Retirement Plan), as amended December 31, 1995. 10.10.6(u) - Foamex L.P. 401(k) Savings Plan effective October 1, 1997. 10.10.7(a) - Foamex L.P.'s 1993 Stock Option Plan.
10.10.8(a)  - Foamex L.P.'s Non-Employee Director Compensation Plan.
10.11.1(o)  - Employment Agreement, dated as of February 1, 1994, by and between
            Foamex L.P. and William H. Bundy.
10.12.1(a)  - Warrant Exchange Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and Marely.
10.12.2(a)  - Warrant Exchange Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and DLJ Funding.
10.13(t) - Warrant Agreement, dated as of June 28, 1994, by and between Foamex International and Shawmut Bank.
10.14(o) - Stock Purchase Agreement, dated as of December 23, 1993, by and between Transformacion de Espumas u Fieltros, S.A., the stockholders which are parties thereto, and Foamex L.P.
10.15.1(r)  - Asset  Purchase  Agreement,  dated as of August 29,  1997,  by and among General Felt, Foamex L.P., Bretlin, Inc. and The Dixie Group. 10.15.2(s) - Addendum to Asset Purchase Agreement, dated as of October 1, 1997, by and among General Felt, Foamex L.P., Bretlin, Inc. and The Dixie Group.
10.16.1(x)  - Supply  Agreement,  dated as of February 27, 1998,  by and between
            Foamex L.P. and General Felt (as assigned to Foamex Carpet). 10.16.2(x) - Administrative Services Agreement, dated as of February 27, 1998, by and between Foamex L.P. and General Felt (as assigned to Foamex Carpet).
10.17(y) - Tax Sharing Agreement, dated as of February 27, 1998, between Foamex International and Foamex Carpet.
10.18.1(w)  - Joint Venture Agreement between Hua Kee Company Limited and Foamex
            Asia, Inc., dated as of July 8, 1997.
10.18.2(w)  - Loan  Agreement  between Hua Kee Company  Limited and Foamex Asia,
            Inc., dated as of July 8, 1997.
27 - Amended Financial Data Schedule for the twenty-six week period ended June 28, 1998.
----------------------------
(a) Incorporated herein by reference to the Exhibit to Foamex L.P.'s Registration Statement on Form S-1, Registration No. 33-69606.

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


                                        FOAMEX INTERNATIONAL INC.


Date: August 13, 1999                   By: /s/ George L. Karpinski
                                            -----------------------------
                                            George L. Karpinski
                                            Senior Vice President, Treasurer
                                            and Assistant Secretary