Form 10-Q
period 1999-06-30
FOAMEX INTERNATIONAL INC
filed 1999-08-13
CIK 912908

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                         Commission file number 0-22624



                            FOAMEX INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)




         Delaware                                    05-0473908
------------------------------                      ----------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification Number)


1000 Columbia Avenue
Linwood, PA                                         19061
---------------------                               ----------
(Address of principal                               (Zip Code)
executive offices)


Registrant's telephone number, including area code:  (610) 859-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO

     The number of shares of the registrant's common stock outstanding as of August 10, 1999 was 25,052,991.


                                  Page 1 of 30
                          Exhibit List on Page 28 of 30

                            FOAMEX INTERNATIONAL INC.

                                      INDEX
                                                                            Page

Part I.  Financial Information:

         Item 1.  Financial Statements

               Condensed Consolidated Statements of Operations
                 (unaudited) - Quarterly and Year to Date Periods
                 Ended June 30, 1999 and June 28, 1998                       3

               Condensed Consolidated Balance Sheets (unaudited) as of
                 June 30, 1999 and December 31, 1998                         4

               Condensed Consolidated Statements of Cash Flows
                 (unaudited) - Year to Date Periods Ended June 30,
                 1999 and June 28, 1998                                      5

               Notes to Condensed Consolidated Financial Statements
                 (unaudited)                                                 6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       17

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                               27

Part II.  Other Information                                                 28

          Item 1.  Legal Proceedings                                        28

          Item 4.  Submission of Matters to a Vote of Security Holders      28

          Item 6.  Exhibits and Reports on Form 8-K                         28

Signatures                                                                  30

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                               Quarterly Periods Ended      Year to Date Periods Ended
                                                June 30,       June 28,      June 30,       June 28,
                                                 1999           1998           1999           1998
                                                        (thousands except per share data)
NET SALES                                     $ 313,029      $ 298,479      $ 635,892     $ 610,769

COST OF GOODS SOLD                              269,252        243,513        548,518       506,233
                                              ---------      ---------      ---------     ---------

GROSS PROFIT                                     43,777         54,966         87,374       104,536

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                       18,466         21,806         37,294        44,849

RESTRUCTURING AND OTHER CHARGES (CREDITS)         3,667           (700)         7,124          (700)
                                              ---------      ---------      ---------     ---------

INCOME FROM OPERATIONS                           21,644         33,860         42,956        60,387

INTEREST AND DEBT ISSUANCE EXPENSE               17,675         17,281         35,371        34,808

OTHER INCOME (EXPENSE), NET                        (287)        (1,046)         3,064        (1,745)
                                              ---------      ---------      ---------     ---------

INCOME BEFORE PROVISION FOR INCOME TAXES          3,682         15,533         10,649        23,834

PROVISION FOR INCOME TAXES                          505          6,213          1,459         9,531
                                              ---------      ---------      ---------     ---------

INCOME BEFORE EXTRAORDINARY LOSS                  3,177          9,320          9,190        14,303

EXTRAORDINARY LOSS ON EARLY
   EXTINGUISHMENT OF DEBT,
   NET OF INCOME TAXES                               --            (43)            --        (1,917)
                                              ---------      ---------      ---------     ---------

NET INCOME                                    $   3,177      $   9,277      $   9,190     $  12,386
                                              =========      =========      =========     =========

BASIC EARNINGS PER SHARE:
   INCOME BEFORE EXTRAORDINARY LOSS           $    0.13      $    0.37      $    0.37     $    0.58
   EXTRAORDINARY LOSS                                --             --             --         (0.08)
                                              ---------      ---------      ---------     ---------
   EARNINGS PER SHARE                         $    0.13      $    0.37      $    0.37     $    0.50
                                              =========      =========      =========     =========

WEIGHTED AVERAGE NUMBER OF SHARES                25,053         25,012         25,053        24,977
                                              =========      =========      =========     =========

DILUTED EARNINGS PER SHARE:
   INCOME BEFORE EXTRAORDINARY LOSS           $    0.13      $    0.36      $    0.37     $    0.55
   EXTRAORDINARY LOSS                                --             --             --         (0.07)
                                              ---------      ---------      ---------     ---------
   EARNINGS PER SHARE                         $    0.13      $    0.36      $    0.37     $    0.48
                                              =========      =========      =========     =========

WEIGHTED AVERAGE NUMBER OF SHARES                25,083         26,124         25,173        26,090
                                              =========      =========      =========     =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

              FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                       June 30,       December 31,
ASSETS                                                                  1999              1998
CURRENT ASSETS:                                                 (thousands, except number of shares)
   Cash and cash equivalents                                        $     3,116      $    12,572
   Accounts receivable, net                                             190,383          185,158
   Inventories                                                          104,992          136,658
   Other current assets                                                  32,019           38,978
                                                                    -----------      -----------
       Total current assets                                             330,510          373,366

PROPERTY, PLANT AND EQUIPMENT, NET                                      222,264          242,173

COST IN EXCESS OF ASSETS ACQUIRED, NET                                  218,279          220,934

DEBT ISSUANCE COSTS, NET                                                 21,478           14,852

OTHER ASSETS                                                             23,306           23,640
                                                                    -----------      -----------

TOTAL ASSETS                                                        $   815,837      $   874,965
                                                                    ===========      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Short-term borrowings                                            $     4,700      $     2,957
   Current portion of long-term debt                                     13,022          690,248
   Current portion of long-term debt - related party                     10,830           98,935
   Accounts payable                                                     113,092          149,268
   Accrued interest                                                       9,908            7,851
   Other accrued liabilities                                             68,266           79,178
                                                                    -----------      -----------
       Total current liabilities                                        219,818        1,028,437

LONG-TERM DEBT                                                          666,040            8,240

LONG-TERM DEBT - RELATED PARTY                                           83,717               --

OTHER LIABILITIES                                                        39,557           42,407
                                                                    -----------      -----------

       Total liabilities                                              1,009,132        1,079,084
                                                                    -----------      -----------

COMMITMENTS AND CONTINGENCIES                                                --               --
                                                                    -----------      -----------

STOCKHOLDERS' DEFICIT:
   Preferred Stock, par value $1.00 per share:
     Authorized 5,000,000 shares - none issued                               --               --
   Common Stock, par value $.01 per share:
     Authorized 50,000,000 shares
     Issued 27,041,991 and 27,005,752 shares, respectively;
     Outstanding 25,052,991 and 25,016,752 shares, respectively             270              270
   Additional paid-in capital                                            87,239           86,990
   Accumulated deficit                                                 (228,471)        (237,661)
   Accumulated other comprehensive income                               (23,910)         (24,721)
   Other                                                                (28,423)         (28,997)
                                                                    -----------      -----------

       Total stockholders' deficit                                     (193,295)        (204,119)
                                                                    -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   815,837      $   874,965
                                                                    ===========      ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

              FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                  Year to Date Periods Ended
                                                                    June 30,       June 28,
                                                                      1999           1998
                                                                   ---------      ---------
                                                                         (thousands)
OPERATING ACTIVITIES:
   Net income                                                      $   9,190      $  12,386
   Adjustments to reconcile net income to net cash provided
       by (used for) operating activities:
       Depreciation and amortization                                  16,798         16,770
       Amortization of debt issuance costs, debt discount,
          debt premium and deferred swap adjustments                     193             23
       Asset writedowns and other charges                              2,073             --
       Gain on sale of assets                                         (4,217)            --
       Extraordinary loss on early extinguishment of debt                 --          1,579
       Other operating activities                                      6,534         11,481
       Changes in operating assets and liabilities, net              (12,259)       (64,341)
                                                                   ---------      ---------

          Net cash provided by (used for) operating activities        18,312        (22,102)
                                                                   ---------      ---------

INVESTING ACTIVITIES:
   Capital expenditures                                              (10,820)       (15,482)
   Acquisitions, net of cash acquired                                     --         (4,399)
   Proceeds from sale of assets                                       16,313             --
   Other investing activities                                            924           (406)
                                                                   ---------      ---------

          Net cash provided by (used for) investing activities         6,417        (20,287)
                                                                   ---------      ---------

FINANCING ACTIVITIES:
   Net proceeds from short-term borrowings                             1,743            722
   Net proceeds from (repayments of) revolving loans                  (4,463)        82,426
   Proceeds from long-term debt                                           --        129,000
   Repayment of long-term debt                                       (14,395)      (132,767)
   Repayment of long-term debt - related party                        (4,388)        (4,800)
   Dividend paid                                                          --         (1,246)
   Cash overdrafts                                                    (4,938)            --
   Transfer of General Felt                                               --        (23,898)
   Debt issuance costs                                                (7,993)        (1,598)
   Other financing activities                                            249            681
                                                                   ---------      ---------

          Net cash provided by (used for) financing activities       (34,185)        48,520
                                                                   ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (9,456)         6,131

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                             12,572         12,044
                                                                   ---------      ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                $   3,116      $  18,175
                                                                   =========      =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

              FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Foamex International Inc.'s (the "Company") condensed consolidated balance sheet as of December 31, 1998 has been condensed from the audited consolidated balance sheet at that date. The condensed consolidated balance sheet as of June 30, 1999, the condensed consolidated statements of operations for the quarterly and year to date periods ended June 30, 1999 and June 28, 1998 and the condensed consolidated statements of cash flows for the year to date periods ended June 30, 1999 and June 28, 1998 have been prepared by the Company and have not been audited by the Company's independent accountants. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows have been included.

     Effective September 1998, management of the Company elected to change the year-end reporting period from a fifty-two or fifty-three week fiscal year ending on the Sunday closest to the end of the calendar year to a calendar year ending December 31st to improve the internal reporting requirements. This change was effective for the third fiscal quarter of 1998, which ended on September 30, 1998. As a result, the financial data for the quarterly and year to date periods ended June 28, 1998 represent thirteen-week and twenty-six week periods, respectively. The financial data for the quarterly and year to date periods ended June 30, 1999 represent three and six month periods, respectively, and include 91 and 181 calendar days, respectively.

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

     The Company operates in the flexible polyurethane and advanced polymer foam products industry. As of June 30, 1999, the Company's operations are conducted through its wholly owned subsidiaries, Foamex L.P. and Foamex Carpet Cushion, Inc. ("Foamex Carpet"), and consist of the following operating segments: (i) foam products, (ii) carpet cushion products, (iii) automotive products, (iv) technical products and (v) other, which primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to the other operating segments and restructuring and other charges. The net sales and income
(loss) from operations of these operating segments for the quarterly and year to date periods ended June 30, 1999 and June 28, 1998 are included in Note 9.

     The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 1998, the Company had a consolidated loss from continuing operations and certain of its subsidiaries were not in compliance with certain covenants contained in agreements governing approximately $480.4 million principal amount of indebtedness. Had the lenders under these debt agreements accelerated the maturity of their indebtedness as a result of the subsidiaries' noncompliance, such acceleration would have constituted an event of default under or given the holders the right to require the repurchase of substantially all of the Company's subsidiaries' long-term debt. As a result of these factors, the Company classified approximately $771.1 million of long-term debt at December 31, 1998 as current in the accompanying condensed consolidated balance sheet, which resulted in a working capital deficit. These matters raised substantial doubt as of December 31, 1998 about the Company's ability to continue as a going concern.

     On June 30, 1999, certain of the Company's subsidiaries amended certain of their debt agreements to, among other things, modify financial covenants and provide for future measurement periods taking into account the subsidiaries estimated future operating results and financial condition and management's expectations regarding compliance with these covenants in future measurement periods (see Note 4). For the year to date period ended June 30, 1999, the Company had consolidated income from continuing operations and Foamex L.P. and Foamex Carpet were in compliance with their debt covenants. As a result of these factors and management's expectations regarding compliance with these covenants in future measurement periods, the Company classified approximately $749.8 million of debt as long-term in the accompanying condensed consolidated balance sheet at June 30, 1999 which resulted in positive working capital. The Company's subsidiaries continue to be subject to certain "change of

              FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

control" provisions under their debt agreements, which could result in an acceleration of the related debt, as discussed below.

     Trace International Holdings, Inc. ("Trace"), a privately held company, owns approximately 46.1% of the Company's outstanding voting common stock. Trace's Chairman also serves as the Company's Chairman. The Company's common stock owned by Trace is pledged as collateral against certain of Trace's obligations. If Trace defaults on its indebtedness collateralized by the Company's common stock and such creditors exercise their rights and remedies under the related debt agreements, the "change of control" provisions of the Company's subsidiaries' debt agreements may be triggered and substantially all of the Company's subsidiaries' indebtedness may be accelerated. The Company was informed by Trace that it filed a petition for relief under Chapter 11 of the Bankruptcy Code in Federal Court in New York City on July 21, 1999. Trace's bankruptcy filing does not automatically constitute a change of control under the provisions of the debt agreements. See "Change of Control Provisions" in
Note 4.

2.   INVENTORIES

       Inventories consist of:

                                        June 30,      December 31,
                                         1999             1998
                                       --------        --------
                                              (thousands)
     Raw materials and supplies        $ 69,701        $ 99,997
     Work-in-process                     12,879          12,188
     Finished goods                      22,412          24,473
                                       --------        --------
     Total                             $104,992        $136,658
                                       ========        ========

3.   SALE OF ASSETS

     On March 31, 1999, the Company sold its corporate airplane for $16.3 million in gross proceeds of which $8.9 million was used to repay debt associated with the airplane. As specified by the terms of the Aircraft Sale, Lease and Operating Agreement, pursuant to which the Company purchased the airplane, Trace agreed to reimburse the Company to the extent the net proceeds from the sale of the airplane were less than a specified amount, and the Company was obligated to share the net proceeds in excess of such specified amount with Trace. Pursuant to the terms of such agreement, the Company was obligated to pay Trace approximately $0.6 million or approximately 50% of the "Excess Proceeds", as defined, which was offset against Trace's obligation on two promissory notes in favor of the Company. The Company recorded a net gain resulting from the sale of the airplane of approximately $4.2 million, which is reflected in other income (expense) in the accompanying condensed consolidated statement of operations for the year to date period ended June 30, 1999.

4.   LONG-TERM DEBT AND LONG-TERM DEBT - RELATED PARTY

     The Company classified approximately $771.1 million of long-term debt as current in the accompanying condensed consolidated balance sheet at December 31, 1998 as a result of various factors, including the fact that certain of the Company's subsidiaries had received waivers for noncompliance with certain debt covenants, which were only granted through June 30, 1999. On June 30, 1999, certain of the Company's subsidiaries amended certain of their debt agreements to, among other things, modify financial covenants as of June 30, 1999 and provide for future measurement periods taking into account estimated future operating results and financial condition and management's expectations regarding these future measurement periods. For the year to date period ended June 30, 1999, the Company had consolidated income from continuing operations and Foamex L.P. and Foamex Carpet were in compliance with their debt covenants. As a result of these factors and management's expectations regarding compliance with these covenants in future measurement periods, the Company has classified approximately $749.8 million of debt as long-term in the accompanying condensed consolidated balance sheet at June 30, 1999. The Company's subsidiaries continue to be subject to certain "change of control" provisions under their debt agreements

              FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.   LONG-TERM DEBT AND LONG-TERM DEBT - RELATED PARTY (continued)

which  could  result  in  an   acceleration  of  the  related  debt.  See  "Debt
Restrictions and Covenants" and "Change of Control Provisions" below.

       Long-term debt consists of:

                                                                  June 30,      December 31,
                                                                   1999            1998
                                                                 --------        --------
     Foamex L.P. Amended Credit Facility:                               (thousands)
       Term Loan B                                               $ 82,294        $ 82,714
       Term Loan C                                                 74,812          75,194
       Term Loan D                                                108,350         108,900
       Revolving credit facility                                  130,384         139,438
     Foamex Carpet revolving credit facility                        4,591              --
     9 7/8% Senior subordinated notes due 2007                    150,000         150,000
     13 1/2% Senior subordinated notes due 2005 (includes
       $10,997 and $11,893 of unamortized debt premium)           108,997         109,893
     Industrial revenue bonds                                       7,000           7,000
     Subordinated note payable (net of unamortized
       debt discount of $356 and $523)                              4,320           6,491
     Other                                                          8,314          18,858
                                                                 --------        --------
                                                                  679,062         698,488

     Less current portion                                          13,022         690,248
                                                                 --------        --------

     Long-term debt-unrelated parties                            $666,040        $  8,240
                                                                 ========        ========

     Long-term debt - related party consists of:

     Foamex/GFI Note                                             $ 34,000        $ 34,000
     Note payable to Foam Funding LLC                              60,547          64,935
                                                                 --------        --------
                                                                   94,547          98,935

     Less current portion                                          10,830          98,935
                                                                 --------        --------

     Long-term debt - related party                              $ 83,717        $     --
                                                                 ========        ========

     During the quarterly periods ended June 30, 1999 and June 28, 1998, the Company paid approximately $1.9 million and $1.6 million, respectively, to Foam Funding LLC for interest on notes payable. During the year to date periods ended June 30, 1999 and June 28, 1998, the Company paid approximately $3.7 million and $2.3 million, respectively, for interest on the notes payable to Foam Funding L.L.C.

     Other Long-Term Debt

     Approximately $8.9 million of the decrease in other long-term debt at June 30, 1999 from December 31, 1998 was due to the repayment of debt associated with the Company's corporate airplane with a portion of the proceeds from the sale of the airplane. (See Note 3.)

     Debt Restrictions and Covenants

     The indentures for the senior subordinated notes, the Foamex L.P. Credit Agreement as amended on June 30, 1999 (the "Foamex L.P. Amended Credit Facility"), the Foamex Carpet Credit Agreement as amended on June 30, 1999 (the "Foamex Carpet Amended Credit Facility") and other indebtedness agreements contain certain covenants that limit, among other things to varying degrees, the ability of the Company's subsidiaries (a) to pay distributions or

              FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.   LONG-TERM DEBT AND LONG-TERM DEBT - RELATED PARTY (continued)

redeem partnership interests, (b) to make certain restrictive payments or investments, (c) to incur additional indebtedness or issue Preferred Equity Interest, as defined, (d) to merge, consolidate or sell all or substantially all of its assets or (e) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control (see "Change of Control Provisions" below) or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Also, the Company's subsidiaries are required under certain of these agreements to maintain specified financial ratios of which the most restrictive are the maintenance of net worth and interest, fixed charge and leverage coverage ratios, as defined.

     The Foamex L.P. Amended Credit Facility modified the required limits for the net worth and interest, fixed charge and leverage coverage ratios through December 2006 and added an earnings before interest, taxes, depreciation and amortization ("EBITDA") covenant requirement through September 30, 1999. Also, effective January 1, 2000, the interest rate on outstanding borrowings under the Foamex L.P. Amended Credit Facility will increase by 25 basis points each quarter that Foamex L.P.'s leverage ratio exceeds 5.00 to 1.00. Once the leverage ratio is reduced below this level, the cumulative amount of any 25 basis point adjustments to the interest rate on borrowings would be eliminated. The weighted average interest rate on such borrowings was approximately 8.6% at June 30, 1999. The Foamex L.P. Amended Credit Facility was also modified to no longer permit Foamex L.P. to make certain cash payments, including the payment of an annual management fee to a subsidiary of Trace (which aggregated $3.0 million for the year ended December 31, 1998) and distributions to the Company, and to limit future investments in foreign subsidiaries and joint ventures. In addition, the Foamex L.P. Amended Credit Facility modified the "change of control" definition under the agreement (see "Change of Control Provisions" below).

     Foamex L.P. had previously amended its credit facility on March 11, 1999. This amendment adjusted financial covenants, among other things, as of December 31, 1998 and provided for future measurement periods taking into account Foamex L.P.'s estimated operating results and financial condition for 1998 and management's expectations regarding future measurement periods. As Foamex L.P.'s actual 1998 net loss was greater than originally estimated, on April 15, 1999 Foamex L.P. obtained a waiver through May 5, 1999, which was further extended on May 6, 1999 through June 30, 1999, of the financial covenants contained in its credit facility and certain events of default arising out of its Mexican operations, in order to enable Foamex L.P. to negotiate a further amendment to this agreement.

     The Foamex Carpet Amended Credit Facility and the amendment to the note payable to Foam Funding LLC modified the required limits for the net worth and interest, fixed charge and leverage coverage ratios through February 2004 and added an EBITDA covenant requirement through September 30, 1999. Also, effective June 30, 1999, the interest rate on outstanding borrowings under the Foamex Carpet Amended Credit Facility increased by 25 basis points. The weighted average interest rate on such borrowings was approximately 9.24% at June 30, 1999. The Foamex Carpet Amended Credit Facility and the amendment to the note payable to Foam Funding LLC also modified the "change of control" definition under the agreements (see "Change of Control Provisions" below).

     Foamex Carpet had previously amended its credit facility and the note payable to Foam Funding LLC on March 12, 1999. These amendments adjusted financial covenants, among other things, as of December 31, 1998 and provided for future measurement periods taking into account Foamex Carpet's estimated operating results and financial condition for 1998 and management's expectations regarding future measurement periods. As the Foamex Carpet actual 1998 results were lower than originally projected, on April 15, 1999 Foamex Carpet obtained waivers through May 5, 1999, which were further extended on May 6, 1999 through June 30, 1999, of the financial covenants contained in its credit facility and the note payable to Foam Funding LLC, in order to enable Foamex Carpet to negotiate further amendments to these agreements.

     Certain of the Company's Mexican subsidiaries are in default of financial covenant provisions contained in loan agreements with a Mexican bank as negotiations continue to finalize amendments to the loan agreements to cure the defaults. The defaults under the Mexican loan agreements do not have any cross default consequences for the Company's domestic subsidiaries' debt agreements.

              FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.   LONG-TERM DEBT AND LONG-TERM DEBT - RELATED PARTY (continued)

     Change of Control Provisions

     Trace is a privately held company which owns approximately 46.1% of the Company's outstanding voting common stock and whose Chairman also serves as the Company's Chairman. The Company's common stock owned by Trace is pledged as collateral against certain of Trace's obligations. Certain credit agreements and promissory notes of the Company's subsidiaries, pursuant to which approximately $495.0 million of debt was issued as of June 30, 1999, contain provisions that would result in the acceleration of such indebtedness if Trace were to cease to beneficially own at least 25% of the Company's outstanding voting common stock and other persons or groups were to own a greater percentage of such voting common stock than Trace. Additionally, certain indentures of Foamex L.P. and Foamex Capital Corporation relating to senior subordinated notes of approximately $248.0 million contain provisions that provide the holders of such notes with the right to require the issuers to repurchase such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if Trace were to cease to beneficially own at least 25% of the Company's outstanding voting common stock and other persons or groups were to own a greater percentage of such voting common stock than Trace.

     The Company was informed by Trace that it filed a petition for relief under Chapter 11 of the Bankruptcy Code in Federal Court in New York City on July 21, 1999. Trace's bankruptcy filing does not constitute a change of control under the provisions of the debt agreements unless the bankruptcy court allows Trace's creditors to foreclose on and take ownership of the Company's common stock owned by Trace, or otherwise authorizes a sale or transfer of these shares, and Trace, its affiliates and subsidiaries cease to own at least 25% of the Company's outstanding voting common stock and other persons or groups own a greater percentage of voting common stock than Trace.

     The Company will seek to resolve the issues that may arise if the "change of control" provisions are triggered in the future, including waivers of such provisions and/or refinancing certain debt, if necessary. Although management believes that its subsidiaries' debt obligations could be refinanced if accelerated as a result of the "change of control" provisions under related debt agreements, there can be no assurance that the Company or its subsidiaries will be able to do so or that the Company will be able to obtain waivers of such provisions. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

5.   LITIGATION

     During 1999, the Company received several communications addressed to its Board of Directors from certain of the Company's stockholders regarding aspects of the relationship between Trace and the Company. Such stockholders questioned the propriety of certain relationships and related transactions between Trace and the Company, which previously had been disclosed in the Company's periodic filings. On June 14, 1999, the Company received a draft compliant from counsel of certain stockholders naming the Company and certain current and former directors, which include allegations similar to those in the Second Amended Complaint, as defined below. The Company has been advised by such counsel that such stockholders intend to file an action shortly. The Company's Board of Directors, in consultation with its special counsel, is in the process of evaluating such communications and what actions, if any, to take with respect thereto.

     On April 26, 1999, a putative securities class action entitled Molitor v. Foamex International Inc., et al., 99 Civ. 3004 (DC), was filed in the United States District court for the Southern District of New York naming as defendants the Company, Trace and certain officers and directors of the Company on behalf of stockholders who bought shares of the Company's common stock during the period from May 7, 1998 through and including April 16, 1999. The lawsuit alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by misrepresenting and/or omitting material information about the Company's financial situation and operations, with the result of artificially inflating the price of the Company's stock. The lawsuit also alleges that Trace and Marshall S. Cogan violated Section 20(a) of the Securities Exchange Act of 1934 as controlling persons of the Company. The complaint seeks class certification, a declaration that defendants violated the federal securities laws, an award of money damages, and costs and attorneys', accountants' and experts' fees. The defendants intend to vigorously defend the action. On May 18, 1999, a similar action entitled Thomas W. Riley v. Foamex

              FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.   LITIGATION (continued)

International Inc., et al., 99 Civ. 3653 (DC) was filed in the same court. The two actions have been consolidated. To date, no response to the complaint has been made and no discovery or other proceedings has taken place.

     Beginning on or about March 17, 1998, six actions (collectively the "Shareholder Litigation") were filed in the Court of Chancery of the State of Delaware, New Castle County (the "Court"), by stockholders of the Company. The Shareholder Litigation, purportedly brought as class actions on behalf of all stockholders of the Company, named the Company, certain of its directors, certain of its officers, Trace and Trace Merger Sub, Inc. ("Merger Sub") as defendants alleging that they had breached their fiduciary duties to the plaintiffs and other stockholders of the Company unaffiliated with Trace in connection with the original proposal of Trace to acquire the publicly traded outstanding common stock of the Company for $17.00 per share under an Agreement and Plan of Merger (the "First Merger Agreement"). The complaints sought, among other things, class certification, a declaration that the defendants breached their fiduciary duties to the class, preliminary and permanent injunctions barring implementation of the proposed transaction, rescission of the transaction if consummated, unspecified compensatory damages, and costs and attorneys' fees. A stipulation and order consolidating these six actions under the caption In re Foamex International Inc. Shareholders Litigation, Consolidated Civil Action, No. 16259NC, was entered by the Court on May 28, 1998.

     The parties to the Shareholder Litigation entered into a Memorandum of Understanding, dated June 25, 1998 (the "Memorandum of Understanding"), to settle the Shareholder Litigation, subject to, inter alia, execution of a definitive Stipulation of Settlement between the parties and approval by the Court following notice to the class and a hearing. The Memorandum of Understanding provided that as a result of, among other things, the Shareholder Litigation and negotiations among counsel for the parties to the Memorandum of Understanding, a special meeting of stockholders would be held to vote upon and approve the First Merger Agreement which provided, among other things, for all of the Company's outstanding common stock not owned by Trace and its subsidiaries (the "Public Shares") to be converted into the right to receive $18.75 in cash, without interest.

     The Memorandum of Understanding also provided for certification of a class, for settlement purposes only, consisting of the Public Shares owned by stockholders of the Company unaffiliated with Trace and its subsidiaries (the "Public Shareholders"), the dismissal of the Shareholder Litigation with prejudice and the release by the plaintiffs and all members of the class of all claims and causes of action that were or could have been asserted against Trace, the Company and the individual defendants in the Shareholders Litigation or that arise out of the matters alleged by plaintiffs. Following the completion of the confirmatory discovery which was provided for in the Memorandum of Understanding, on September 9, 1998, the parties entered into a definitive Stipulation of Settlement and the Court set a hearing for October 27, 1998 to consider whether the settlement should be approved (the "Settlement Hearing"). In connection with the proposed settlement, the plaintiffs intended to apply for an award of attorney's fees and litigation expenses in an amount not to exceed $925,000, and the defendants agreed not to oppose this application. Additionally, the Company agreed to pay the cost, if any, of sending notice of the settlement to the Public Shareholders. On September 24, 1998, a Notice of Pendency of Class Action, Proposed Settlement of Class Action and Settlement Hearing was mailed to the members of the settlement class. On October 20, 1998, the parties to the Shareholder Litigation requested that the Court cancel the Settlement Hearing in light of the announcement made by Trace on October 16, 1998, that it had been unable to obtain the necessary financing for the contemplated acquisition by Trace of the Company's common stock at a price of $18.75 per share which was the subject matter of the proposed settlement. This request was approved by the Court on October 21, 1998, and the Company issued a press release on October 21, 1998, announcing that the Court had cancelled the Settlement Hearing.

     On November 10, 1998, counsel for certain of the defendants in the Shareholder Litigation gave notice pursuant to the Stipulation of Settlement that such defendants were withdrawing from the Stipulation of Settlement in light of the notice given by Trace to the Company and the special committee of the Board of Directors on November 5, 1998 whereby Trace terminated the First Merger Agreement on the grounds that the financing condition in the First Merger Agreement was incapable of being satisfied.

              FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.   LITIGATION (continued)

     On November 12, 1998, the plaintiffs in the Shareholder Litigation filed an Amended Class Action Complaint (the "Amended Complaint"). The Amended Complaint named the Company, Trace, Merger Sub, Mr. Marshall S. Cogan, Mr. Andrea Farace, Dr. Stuart Hershon, Mr. John Tunney, and Mr. Etienne Davignon as defendants, alleging that they breached their fiduciary duties to plaintiffs and the other Public Shareholders in connection with a second Agreement and Plan of Merger (the "Second Merger Agreement"), that the proposal to acquire the Public Shares for $12.00 per share lacked entire fairness, that the individual defendants violated 8 Del. Code ss. 251 in approving the Second Merger Agreement, and that Trace and Merger Sub breached the Stipulation of Settlement. On December 2, 1998, plaintiffs served a motion for a preliminary injunction, seeking an Order to preliminarily enjoin the defendants from proceeding with, consummating or otherwise effecting the merger contemplated by the Second Merger Agreement.

     On June 9, 1999, the plaintiffs in the Shareholder Litigation moved for leave to file a Second Amended and Supplemental Class Action and Derivative Complaint (the "Second Amended Complaint"). The Second Amended Complaint was filed on July 14, 1999, and named the Company, Trace, Merger Sub, Mr. Marshall
S. Cogan, Mr. Andrea Farace, Dr. Stuart Hershon, Mr. John Tunney, and Mr. Etienne Davignon as defendants, alleging that the named individuals breached their fiduciary duties by causing the Company to waste assets in its transactions with Trace and by failing to enforce the Company's rights under the First Merger Agreement, seeking appointment of a receiver for the Company, and alleging that Trace and Merger Sub breached the Stipulation of Settlement.

     The defendants have denied, and continue to deny, that they have committed or have threatened to commit any violation of law or breaches of duty to plaintiffs  or  the  purported  class  or  any  breach  of  the  Stipulation  of
Settlement. The defendants intend to vigorously defend the Shareholder Litigation. If the Shareholder Litigation is adversely determined, it could have a material adverse effect on the financial position, results of operations and cash flows of the Company.

     In addition, on or about November 18, 1998, a putative class action was filed in the United States District Court for the Eastern District of New York on behalf of all persons who purchased common stock of the Company between March 16, 1998 and October 19, 1998, naming Trace as defendant and alleging that Trace breached a contract between the putative class members and Trace. By order dated January 8, 1999, the Court transferred the action to the United States District Court for the Southern District of New York. Trace made a motion to dismiss the action on February 8, 1999, which was granted during August 1999. Neither the Company nor any of the individual directors of the Company are named as defendants in this litigation.

     As of August 9, 1999, the Company and Trace were two of multiple defendants in actions filed on behalf of approximately 4,209 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 39 residents of Australia, New Zealand, England, and Ireland. The Company believes that the number of suits and claimants may increase. During 1995, the Company and Trace were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final.

     Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from the Company or Trace. Neither the Company nor Trace recommended, authorized, or approved the use of its foam for these purposes. The Company is also indemnified by Trace for any such liabilities relating to foam manufactured prior to October 1990. Although Trace has paid the Company's litigation expenses to date from insurance proceeds Trace received, in light of Trace's recent filing under Chapter 11 of the Bankruptcy Code, there can be no assurance that Trace will be able to continue to provide such indemnification. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with the general counsel of Trace, and without taking into account indemnification provided by Trace,

              FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.   LITIGATION (continued)

the coverage provided by Trace and the Company's liability insurance and potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either the Company's consolidated financial position or results of operations. If management's assessment of the Company's liability with respect to these actions is incorrect, such actions could have a material adverse effect on the financial position, results of operations and cash flows of the Company.

     In November 1997, a complaint was filed in the United States District Court for the Southern District of Texas alleging that various defendants, including Crain, through the use of the CARDIO(R) process licensed from a third party, infringed on a patent held by plaintiff. The Company is negotiating with the licensor of the process for the assumption of the defense of the action by the licensor, however, the action is in the preliminary stages, and there can be no assurance as to the ultimate outcome of the action. Such action could have a material adverse effect on the financial position, results of operations and cash flows of the Company.

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

                                                    Quarterly Periods Ended      Year to Date Periods Ended
                                                    June 30,        June 28,      June 30,       June 28,
                                                      1999           1998          1999            1998
                                                           (thousands, except per share amounts)
Basic earnings per share:
       Net income                                   $ 3,177        $ 9,277        $ 9,190        $12,386
                                                    =======        =======        =======        =======

       Average common stock outstanding              25,053         25,012         25,053         24,977
                                                    =======        =======        =======        =======

       Basic earnings per share                     $  0.13        $  0.37        $  0.37        $  0.50
                                                    =======        =======        =======        =======

Diluted earnings per share:
       Net income available for common stock
          and dilutive securities                   $ 3,177        $ 9,277        $ 9,190        $12,386
                                                    =======        =======        =======        =======

       Average common stock outstanding              25,053         25,012         25,053         24,977

       Additional common shares resulting
          from stock options and warrants                30          1,112            120          1,113
                                                    -------        -------        -------        -------

       Average common stock and dilutive
          stock outstanding                          25,083         26,124         25,173         26,090
                                                    =======        =======        =======        =======

       Diluted earnings per share                   $  0.13        $  0.36        $  0.37        $  0.48
                                                    =======        =======        =======        =======

              FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.   EARNINGS PER SHARE (continued)

     On July 1, 1999, 116,745 warrants for an aggregate of 600,000 shares of common stock expired without having been exercised.

7.   COMPREHENSIVE INCOME

     Comprehensive income for the periods noted below is comprised of the following:

                                                Quarterly Periods Ended     Year to Date Periods Ended
                                                June 30,       June 28,      June 30,        June 28,
                                                  1999           1998          1999            1998
                                                                    (thousands)
Net income                                      $ 3,177        $ 9,277        $ 9,190        $12,386
Foreign currency translation adjustments            399              3            811            230
                                                -------        -------        -------        -------
Total comprehensive income                      $ 3,576        $ 9,280        $10,001        $12,616
                                                =======        =======        =======        =======

8.   RESTRUCTURING AND OTHER CHARGES

     The Company approved and began implementing a restructuring plan during the first quarter of 1999 to reduce selling, general and administrative expenses and other overhead costs. During the first quarter of 1999, the Company recorded restructuring and other charges of approximately $3.5 million in connection with this plan related primarily to severance in connection with replacing the Company's former Chairman and Chief Executive Officer and work force reductions of approximately 81 employees. During the second quarter of 1999, the Company recorded additional restructuring and other charges of approximately $3.7 million. The $3.7 million of restructuring and other charges is comprised of $1.3 million of severance costs in connection with additional work force reductions of approximately 64 employees, $2.3 million of costs associated with the closure of two additional manufacturing operations and facilities and $0.1 million of other charges. Approximately $2.5 million of severance costs incurred in 1999 have been paid as of June 30, 1999. Approximately $1.5 million of the total 1999 severance costs primarily relate to contractual severance costs payable to the Company's former Chairman and Chief Executive Officer, which will be paid through March 2001. The Company may record additional restructuring charges in the future as it finalizes implementation of its restructuring plan.

9.   OPERATING SEGMENT AND RELATED DATA

     The Company reports information about its business segments on the basis of how they are managed and evaluated by the chief operating decision-makers. Each of the operating segments is headed by one or more executive vice presidents who are responsible for developing plans and directing the operations of the segment.

     The Company's reportable business segments are foam products, carpet cushion products, automotive products and technical products. The foam products segment manufactures and markets foam used by the bedding, furniture and retail industries. The carpet cushion products segment distributes prime, rebond, sponge rubber and felt carpet cushion. The automotive products segment supplies foam primarily for automotive interior applications to automotive manufacturers and to industry sub suppliers. The technical products segment manufactures and markets reticulated foams and other custom polyester and polyether foams for industrial, specialty and consumer and safety applications.

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

              FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.   OPERATING SEGMENT AND RELATED DATA (continued)

     The accounting policies of the operating segments are the same as described in the "Summary of Significant Accounting Policies" in Note 2 to the Company's consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 1998. Revenues and costs have been included in operating segments where specifically identified. Costs shared by operating segments have been allocated on the basis of the amount utilized.

                                                          Carpet
                                               Foam       Cushion     Automotive   Technical
                                             Products     Products     Products     Products      Other          Total
Quarterly period ended June 30, 1999:
Net sales                                    $126,315     $ 66,081     $ 90,810     $ 23,028     $  6,795      $313,029
Income (loss) from operations                  12,831        1,234        5,789        6,017       (4,227)       21,644
Depreciation and amortization                   4,381        1,497        1,280          667          341         8,166

Quarterly period ended June 28, 1998:
Net sales                                    $133,422     $ 79,947     $ 61,923     $ 20,156     $  3,031      $298,479
Income (loss) from operations                  22,974        3,720        5,747        4,001       (2,582)       33,860
Depreciation and amortization                   4,625        1,599        1,378          737          614         8,953

Year to date period ended June 30, 1999:
Net sales                                    $267,184     $130,880     $179,581     $ 45,276     $ 12,971      $635,892
Income (loss) from operations                  25,870        2,967       12,355       10,870       (9,106)       42,956
Depreciation and amortization                   8,843        3,060        2,625        1,383          887        16,798

Year to date period ended June 28, 1998:
Net sales                                    $283,037     $149,006     $127,604     $ 41,272     $  9,850      $610,769
Income (loss) from operations                  34,849        8,409       13,029        8,441       (4,341)       60,387
Depreciation and amortization                   8,620        2,991        2,588        1,389        1,182        16,770

10.  RELATED PARTY TRANSACTIONS

     Effective June 30, 1999, the Foamex L.P. Amended Credit Facility no longer permits Foamex L.P. to pay a management fee to a subsidiary of Trace in connection with a management agreement with the Trace subsidiary (the "Management Agreement"). Such management fee was $3.0 million for the year ended December 31, 1998. On July 29, 1999, Foamex L.P. submitted to the Trace subsidiary formal notice of the termination of the Management Agreement, which Foamex L.P. believes took place by informal action on June 29, 1999.

     Foamex L.P. subleases certain space in its New York office to Trace (the "New York Sublease"). Foamex L.P. gave notice on June 30, 1999 that if prior unpaid rent under the New York Sublease was not paid, Foamex L.P. intended to give notice pursuant to Article 7 of the New York Real Property Actions and Proceedings Law (the "Notice") that the space be vacated by September 30, 1999. However, as a result of Trace's bankruptcy filing and the imposition of the automatic stay under Section 362 of the Bankruptcy Code, Foamex L.P. is not permitted to give the Notice or otherwise pursue state law remedies for breach of the New York Sublease without relief from the automatic stay. Under the Bankruptcy Code, Trace has 60 days (which period may be extended for cause) to determine whether to assume or reject the New York Sublease. Pending assumption or rejection, Trace is required under the Bankruptcy Code to timely perform its post-bankruptcy obligations under the New York Sublease.

11.  SUBSEQUENT EVENT

     On August 5, 1999, the Company announced that its Board of Directors signed a letter of intent with Sorgenti Chemical Industries, LLC and Liberty Partners Holdings 20, LLC (collectively, the "Purchasers") for a business combination providing for $11.50 per share for all of the Company's outstanding common stock, subject to due diligence, the execution of definitive agreements and other conditions. Under the terms of the letter of intent, if the Company enters into a business combination with another party, the Purchasers will be entitled to a break-up fee of

              FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11.  SUBSEQUENT EVENT (continued)

$6.0 million plus reimbursement of certain expenses. The buyout offer is subject to a number of conditions, including the negotiation of definitive documents, which will contain certain conditions relating to the bank credit facilities and public debt of the Company's subsidiaries, as well as certain other conditions relating to minimum shareholder acceptance and change of board membership, and other provisions providing for a higher break-up fee and expense reimbursement if the Company enters into a business combination providing a more favorable transaction. The definitive buyout agreement will require appropriate filings with the Securities and Exchange Commission and regulatory agencies.

     Following the execution of the letter of intent, the Purchasers will commence their due diligence investigation of the Company. The parties are discussing the process by which waivers and/or consents from the holders of the bank and public indebtedness of the Company will be sought in connection with the buyout and will seek such to negotiate the terms of a definitive buyout agreement prior to October 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company operates in the flexible polyurethane and advanced polymer foam products industry. As of June 30, 1999, the Company's operations are conducted through its wholly owned subsidiaries, Foamex L.P. and Foamex Carpet and consist of the following operating segments: (i) foam products, (ii) carpet cushion products, (iii) automotive products, (iv) technical products and (v) other, which primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to the other operating segments and restructuring and other charges. Certain information in this report contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth on page 4 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. See Note 1 to the accompanying condensed consolidated financial statements and "Liquidity and Capital Resources" below.

     On March 16, 1999, the Company announced that it hired John G. Johnson, Jr. as President, Chief Executive Officer and director of the Company following the resignation of Andrea Farace from the positions of Chairman of the Board, Chief Executive Officer and director of the Company. The Company also announced that it had hired JP Morgan Securities Inc. as a financial advisor to explore strategic alternatives to maximize shareholder value. On May 26, 1999, the Company announced major executive changes in connection with its ongoing restructuring initiatives, which included the appointment of John Televantos, an ARCO Chemical Company veteran, as President of the Foam Business Group.

     On August 5, 1999, the Company announced that its Board of Directors signed a letter of intent with the Purchasers for a business combination providing for $11.50 per share for all of the Company's outstanding common stock, subject to due diligence, the execution of definitive agreements and other conditions. Under the terms of the letter of intent, if the Company enters into a business combination with another party, the Purchasers will be entitled to a break-up fee of $6.0 million plus reimbursement of certain expenses. The buyout offer is subject to a number of conditions, including the negotiation of definitive documents, which will contain certain conditions relating to the bank credit facilities and public debt of the Company's subsidiaries, as well as certain other conditions relating to minimum shareholder acceptance and change of board membership, and other provisions providing for a higher break-up fee and expense reimbursement if the Company enters into a business combination providing a more favorable transaction. The definitive buyout agreement will require appropriate filings with the Securities and Exchange Commission and regulatory agencies.

     Following the execution of the letter of intent, the Purchasers will commence their due diligence investigation of the Company. The parties are discussing the process by which waivers and/or consents from the holders of the bank and public indebtedness of the Company will be sought in connection with the buyout and will seek such to negotiate the terms of a definitive buyout agreement prior to October 31, 1999.

     Restructuring Plan

     The Company approved and began implementing a restructuring plan during the first quarter of 1999 to reduce selling, general and administrative expenses and other overhead costs. During the first quarter of 1999, the Company recorded restructuring and other charges of approximately $3.5 million in connection with this plan related primarily to severance in connection with replacing the Company's former Chairman and Chief Executive Officer and work force reductions of approximately 81 employees. During the second quarter of 1999, the Company recorded additional restructuring and other charges of approximately $3.7 million. The $3.7 million of restructuring and other charges is comprised of $1.3 million of severance costs in connection with additional work force reductions of approximately 64 employees, $2.3 million of costs associated with the closure of two additional manufacturing operations and facilities and $0.1 million of other charges. Approximately $2.5 million of severance costs incurred in 1999 have been paid as of June 30, 1999. Approximately $1.5 million of the total 1999 severance costs primarily relate to contractual severance costs payable to the Company's former Chairman and Chief Executive Officer, which will be paid through March 2001. The Company may record additional restructuring charges in the future as it finalizes implementation of its restructuring plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Acquisitions and Dispositions

     On March 31, 1999, the Company sold its corporate airplane for $16.3 million in gross proceeds of which $8.9 million was used to repay debt associated with the airplane. As specified by the terms of the Aircraft Sale, Lease and Operating Agreement, pursuant to which the Company purchased the airplane, Trace agreed to reimburse the Company to the extent the net proceeds from the sale of the airplane were less than a specified amount, and the Company was obligated to share the net proceeds in excess of such specified amount with Trace. Pursuant to the terms of such agreement, the Company was obligated to pay Trace approximately $0.6 million or approximately 50% of the "Excess Proceeds", as defined, which was offset against Trace's obligation on two promissory notes in favor of the Company. The Company recorded a net gain resulting from the sale of the airplane of approximately $4.2 million, which is reflected in other income (expense) in the accompanying condensed consolidated statement of operations for the year to date period ended June 30, 1999.

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

     The Company is subject to various internal and external factors which could significantly impact its business, including, among other things, (a) the Company's debt and capital structures, (b) the Crain Consolidation, (c)
additional raw material cost increases, if any, by the Company's chemical suppliers, (d) the Company's success in passing on to its customers selling price increases to recover such raw material cost increases, (e) fluctuations in interest rates, and (f) Trace's financial condition, including the potential of triggering the "change of control" provisions of the Company's subsidiaries' debt agreements, and other such factors which may be beyond the Company's control. Refer to page 4 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for a discussion of these and additional factors which management believes may impact the Company. These factors could cause future results to differ materially from historical trends and management's current expectations and could impact the Company's ability to continue as a going concern. Although the Company believes its subsidiaries can meet the debt covenant requirements under their financing agreements, there can be no assurance such covenants will be met and the related indebtedness will continue to be classified as long term. Although management believes that its subsidiaries' debt obligations could be refinanced if accelerated as a result of the "change of control" provisions under related debt agreements, there can be no assurance that the Company or its subsidiaries will be able to do so or that the Company will be able to obtain waivers of such provisions. Additionally, although the Company believes that consolidated cash flow from its operating activities, cash on hand and periodic borrowings under the Foamex L.P. Amended Credit Facility and the Foamex Carpet Amended Credit Facility, if necessary, will be adequate to meet the Company's liquidity requirements, there can be no assurance that the Company's internally generated funds and funds from any borrowings will prove to be sufficient to fund the Company's operations and permit it to continue as a going concern.

RESULTS OF OPERATIONS

     The Company reports information about its business segments on the basis of how they are managed and evaluated by the chief operating decision-makers. Each of the operating segments is headed by one or more executive vice presidents who are responsible for developing plans and directing the operations of the segment.

     The Company's reportable business segments are foam products, carpet cushion products, automotive products and technical products. The foam products segment manufactures and markets foam used by the bedding, furniture and retail industries. The carpet cushion products segment distributes prime, rebond, sponge rubber and felt carpet cushion. The automotive products segment supplies foam primarily for automotive interior applications to automotive manufacturers and to industry sub suppliers. The technical products segment manufactures and markets

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                                                           Carpet
                                               Foam       Cushion     Automotive    Technical
                                             Products     Products     Products     Products       Other         Total

Quarterly period ended June 30, 1999:
Net sales                                    $126,315     $ 66,081     $ 90,810     $ 23,028     $  6,795      $313,029
Income (loss) from operations                  12,831        1,234        5,789        6,017       (4,227)       21,644
Depreciation and amortization                   4,381        1,497        1,280          667          341         8,166

Quarterly period ended June 28, 1998:
Net sales                                    $133,422     $ 79,947     $ 61,923     $ 20,156     $  3,031      $298,479
Income (loss) from operations                  22,974        3,720        5,747        4,001       (2,582)       33,860
Depreciation and amortization                   4,625        1,599        1,378          737          614         8,953

Year to date period ended June 30, 1999:
Net sales                                    $267,184     $130,880     $179,581     $ 45,276     $ 12,971      $635,892
Income (loss) from operations                  25,870        2,967       12,355       10,870       (9,106)       42,956
Depreciation and amortization                   8,843        3,060        2,625        1,383          887        16,798

Year to date period ended June 28, 1998:
Net sales                                    $283,037     $149,006     $127,604     $ 41,272     $  9,850      $610,769
Income (loss) from operations                  34,849        8,409       13,029        8,441       (4,341)       60,387
Depreciation and amortization                   8,620        2,991        2,588        1,389        1,182        16,770

Quarterly Period Ended June 30, 1999 Compared to Quarterly Period Ended June 28, 1998

     Net sales for the second quarter of 1999 were $313.0 million as compared to $298.5 million in the second quarter of 1998, an increase of $14.5 million or 4.9%. The increase in net sales was primarily associated with an increase in automotive lamination products, which was offset by decreased sales due to the closure of several plants in connection with the Crain Consolidation and reduced carpet cushion selling prices. Income from operations decreased $12.2 million or 36.1% to $21.6 million for the second quarter of 1999 from $33.9 million in the second quarter of 1998. The decrease in income from operations resulted primarily from (a) restructuring costs of $4.4 million recorded during the second quarter of 1999 and (b) a decrease in gross profit of $11.2 million resulting primarily from increased raw material costs, reductions in carpet cushion selling prices and a shift in product mix resulting from lower sales of foam products offset by an increase in lower margin automotive lamination sales, offset in part by a decrease in selling, general and administrative expenses of $3.3 million. The decrease in selling, general and administrative costs was primarily due to the elimination of duplicative costs from the Crain Consolidation and cost reductions implemented during the first and second quarters of 1999.

     Foam Products

     Foam products net sales for the second quarter of 1999 decreased 5.3% to $126.3 million from $133.4 million in the second quarter of 1998. The decrease in net sales was primarily associated with the closure of several plants as part of the Crain Consolidation. Income from operations decreased 44.1% to $12.8 million (10.2% of net sales) for the second quarter of 1999 from $22.9 million (17.2% of net sales) in the second quarter of 1998. The decrease in income from operations was primarily the result of increased raw material costs and the decrease in net sales, offset in part by improved operating efficiencies and cost reductions as part of the Crain Consolidation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Carpet Cushion Products

     Carpet cushion products net sales for the second quarter of 1999 decreased 17.3% to $66.1 million from $80.0 million in the second quarter of 1998 primarily due to reductions in carpet cushion selling prices and decreased units sold. Income from operations decreased 66.8% to $1.2 million (1.9% of net sales) for the second quarter of 1999 from $3.7 million (4.7% of net sales) in the second quarter of 1998. The decrease was primarily the result of increased raw material costs and the decrease in net sales.

     Automotive Products

     Automotive products net sales for the second quarter of 1999 increased 46.6% to $90.8 million from $61.9 million in the second quarter of 1998. The increase in net sales was associated with increased volume of lamination products. Income from operations increased 0.7% to $5.8 million (6.4% of net sales) for the second quarter of 1999 from $5.7 million (9.3% of net sales) in the second quarter of 1998. This increase was primarily a result of the increase in net sales offset in part by contract price reductions and the change in product mix to more laminated products which have lower margins than other automotive products.

     Technical Products

     Technical products net sales for the second quarter of 1999 increased 14.2% to $23.0 million from $20.2 million in the second quarter of 1998. Income from operations increased 50.4% to $6.0 million (26.1% of net sales) for the second quarter of 1999 from $4.0 million (19.9% of net sales) in the second quarter of 1998. The increase in net sales and income from operations was primarily associated with increased sales of foam for ink jet printers.

     Other

     Other primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to the other operating segments and restructuring and other charges. The increase in net sales associated with this segment primarily resulted from an increase in net sales from the Company's Mexican operations. The decrease in income (loss) from operations was primarily associated with the $3.7 million of restructuring and other charges recorded in the second quarter of 1999 discussed previously.

     Income Before Provision for Income Taxes

     Income before provision for income taxes decreased to $3.7 million for the second quarter of 1999 as compared to $15.5 million in the second quarter of 1998. This decrease is primarily due to the decrease in income from operations of $12.2 million discussed above.

     Income Taxes

     The second quarter 1999 effective tax rate was 13.7% compared to 40.0% in the second quarter of 1998. Included in the 1999 effective rate was recognition of taxes on foreign operations and state income taxes for those states with no or limited provisions for net operations loss carryforwards.

     The lower rate in 1999 reflected the utilization of Federal net operating loss carryforwards that offset the Federal tax expense on 1999 income. Utilization of net operating loss carryforwards was recognized as a reduction in the deferred tax asset valuation allowance established at year-end 1998.

Year to Date Period Ended June 30, 1999 Compared to Year to Date Period Ended June 28, 1998

     Net sales for the year to date period ended June 30, 1999 were $635.9 million as compared to $610.8 million in the year to date period ended June 28, 1998, an increase of $25.1 million or 4.1%. The increase in net sales was primarily associated with the increase in automotive lamination products, which was offset by decreased sales due to the closure of several plants in connection with the Crain Consolidation. Income from operations decreased $17.4 million, or 28.9%, to $43.0 million for the year to date period ended June 30, 1999 from $60.4 million in the year to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

date period ended June 28, 1998. The decrease in income from operations resulted primarily from (a) restructuring costs recorded during the year to date period ended June 30, 1999 of $7.1 million and (b) a decrease in gross profit of $17.2 million resulting primarily from increased raw material costs, reductions in carpet cushion selling prices and a shift in product mix resulting from lower sales of foam products offset by an increase in lower margin automotive lamination sales, offset in part by a decrease in selling, general and administrative expenses of $7.6 million. The decrease in selling, general and administrative costs was primarily due to the elimination of duplicative costs from the Crain Consolidation and cost reductions implemented during the first and second quarters of 1999. The Company recorded a net gain of approximately $4.2 million on the sale of its airplane during the first quarter of 1999, which is reflected in other income (expense). See "Acquisitions and Dispositions."

     Foam Products

     Foam products net sales for the year to date period ended June 30, 1999 decreased 5.6% to $267.2 million from $283.0 million in the year to date period ended June 28, 1998. The decrease in net sales was primarily associated with the closure of several plants as part of the Crain Consolidation. Income from operations decreased 25.8% to $25.9 million (9.7% of net sales) for the year to date period ended June 30, 1999 from $34.8 million (12.3% of net sales) in the year to date period ended June 28, 1998. The decrease in income from operations was primarily the result of increased raw material costs and the decrease in net sales, offset in part by improved operating efficiencies and cost reductions as part of the Crain Consolidation.

     Carpet Cushion Products

     Carpet cushion products net sales for the year to date period ended June 30, 1999 decreased 12.2% to $130.9 million from $149.0 million in the year to date period ended June 28, 1998 primarily due to reductions in carpet cushion selling prices and decreased units sold. Income from operations decreased 64.7% to $3.0 million (2.3% of net sales) for the year to date period ended June 30, 1999 from $8.4 million (5.6% of net sales) in the year to date period ended June 28, 1998. The decrease was primarily the result of increased raw material costs and the decrease in net sales.

     Automotive Products

     Automotive products net sales for the year to date period ended June 30, 1999 increased 40.7% to $179.6 million from $127.6 million in the year to date period ended June 28, 1998. The increase in net sales was associated with increased volume of lamination products. Income from operations decreased 5.2% to $12.4 million (6.9% of net sales) for the year to date period ended June 30, 1999 from $13.0 million (10.2% of net sales) in the year to date period ended June 28, 1998. This decrease was primarily a result of contract price reductions and the change in product mix to more laminated products which have lower margins than other automotive products.

     Technical Products

     Technical products net sales for the year to date period ended June 30, 1999 increased 9.7% to $45.3 million from $41.3 million in the year to date period ended June 28, 1998. Income from operations increased 28.8% to $10.9 million (24.0% of net sales) for the year to date period ended June 30, 1999 from $8.4 million (20.5% of net sales) in the year to date period ended June 28, 1998. The increase in net sales and income from operations was primarily associated with increased sales of foam for ink jet printers.

     Other

     Other primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to the other operating segments and restructuring and other charges. The increase in net sales associated with this segment primarily resulted from an increase in net sales from the Company's Mexican operations. The decrease in income (loss) from operations was primarily associated with the $7.1 million of restructuring and other charges recorded in the year to date period ended June 30, 1999 discussed previously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Income before Provision for Income Taxes

     Income before provision for income taxes decreased to $10.6 million for the year to date period ended June 30, 1999 as compared to $23.8 million in the year to date period ended June 28, 1998. This decrease is primarily due to the decrease in income from operations of $17.4 million discussed above, offset by an increase of approximately $4.8 million in other income (expense), net, primarily resulting from a net gain of $4.2 million in connection with the sale of the corporate airplane during the first quarter of 1999.

     Income Taxes

     The year to date 1999 effective tax rate was 13.7% compared to 40.0% in the second quarter of 1998. Included in the 1999 effective rate was recognition of taxes on foreign operations and state income taxes for those states with no or limited provisions for net operating loss carryforwards.

     The lower rate in 1999 reflected the utilization of Federal net operating loss carryforwards that offset the Federal tax expense on 1999 income. Utilization of net operating loss carryforwards was recognized as a reduction in the deferred tax asset valuation allowance established at year-end 1998.

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

     Foamex L.P.'s operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures. The Company believes that cash flow from Foamex L.P.'s operating activities, cash on hand and periodic borrowings under the Foamex L.P. Amended Credit Facility, if necessary, will be adequate to meet Foamex L.P.'s liquidity requirements. The ability to meet such liquidity requirements could be impaired if Foamex L.P. were to fail to comply with covenants contained in the Foamex L.P. Amended Credit Facility and such noncompliance was not cured by Foamex L.P. or waived by the lenders. Foamex L.P. obtained various waivers and amendments under its credit facility in March, May and June 1999 and was in compliance with the covenants under the Foamex L.P. Amended Credit Facility as of June 30, 1999. See Note 4 to the accompanying condensed consolidated financial statements. Foamex L.P. incurred aggregate financing fees of approximately $3.5 million in connection with the March and June 1999 amendments. These financing fees will be amortized along with previously paid financing fees through December 2006, the remaining term of the Foamex L.P. Amended Credit Facility. The ability of Foamex L.P. to make distributions to the Company is restricted by the terms of its financing agreements; therefore, neither the Company nor Foamex Carpet is expected to have access to the cash flow generated by Foamex L.P. for the foreseeable future.

     Foamex Carpet's operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures. The Company believes that cash flow from Foamex Carpet's operating activities, cash on hand and periodic borrowings under the Foamex Carpet Amended Credit Facility, if necessary, will be adequate to meet Foamex Carpet's liquidity requirements. The ability to meet such liquidity requirements could be impaired if Foamex Carpet were to fail to comply with covenants contained in the Foamex Carpet Amended Credit Facility and other financing arrangements and such noncompliance was not cured by Foamex Carpet or waived by the lenders. Foamex Carpet obtained various waivers and amendments under its credit facility and other financing arrangements in March, May and June 1999 and was in compliance with the covenants under the Foamex Carpet Amended Credit Facility and other financing arrangements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

as of June 30, 1999. See Note 4 to the accompanying condensed consolidated financial statements. Foamex Carpet incurred aggregate financing fees of approximately $4.5 million in connection with the March and June 1999 amendments. These financing fees will be amortized along with previously paid financing fees through February 2004, the remaining term of the Foamex Carpet Amended Credit Facility. The ability of Foamex Carpet to make distributions to the Company is restricted by the terms of its financing agreements; therefore, neither the Company nor Foamex L.P. is expected to have access to the cash flow generated by Foamex Carpet for the foreseeable future.

     The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 1998, the Company had a consolidated loss from continuing operations and certain of its subsidiaries were not in compliance with certain covenants contained in agreements governing approximately $480.4 million principal amount of indebtedness. Had the lenders under these debt agreements accelerated the maturity of their indebtedness as a result of the subsidiaries' noncompliance, such acceleration would have constituted an event of default under or given the holders the right to require the repurchase of substantially all of the Company's subsidiaries' long-term debt. As a result of these factors, the Company classified approximately $771.1 million of long-term debt at December 31, 1998 as current in the accompanying condensed consolidated balance sheet, which resulted in a working capital deficit. These matters raised substantial doubt as of December 31, 1998 about the Company's ability to continue as a going concern.

     On June 30, 1999, certain of the Company's subsidiaries amended certain of their debt agreements to, among other things, modify financial covenants and provides for future measurement periods taking into account estimated future operating results and financial condition and management's expectations regarding these future measurement periods. See Note 4 to the accompanying condensed consolidated financial statements. For the year to date period ended June 30, 1999, the Company had consolidated income from continuing operations and Foamex L.P. and Foamex Carpet were in compliance with their debt covenants. As a result of these factors and management's expectations regarding compliance with these covenants in future measurement periods, the Company has classified approximately $749.8 million of debt as long-term in the accompanying condensed consolidated balance sheet at June 30, 1999, which resulted in positive working capital. The Company's subsidiaries continue to be subject to certain "change of control" provisions under their debt agreements which could result in an acceleration of the related debt.

     Certain of the Company's Mexican subsidiaries are in default of financial covenant provisions contained in loan agreements with a Mexican bank as negotiations continue to finalize amendments to the loan agreements to cure the defaults. The defaults under the Mexican loan agreements do not have any cross default consequences for the Company's domestic subsidiaries' debt agreements.

     Trace is a privately held company which owns approximately 46.1% of the Company's outstanding voting common stock and whose Chairman also serves as the Company's Chairman. The Company's common stock owned by Trace is pledged as collateral against certain of Trace's obligations. Certain credit agreements and promissory notes of the Company's subsidiaries, pursuant to which approximately $495.0 million of debt was issued as of June 30, 1999, contain provisions that would result in the acceleration of such indebtedness if Trace were to cease to beneficially own at least 25% of the Company's outstanding voting common stock and other persons or groups were to own a greater percentage of such voting common stock than Trace. Additionally, certain indentures of the Foamex L.P. and Foamex Capital Corporation relating to senior subordinated notes of approximately $248.0 million contain provisions that provide the holders of such notes with the right to require the issuers to repurchase such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if Trace were to cease to beneficially own at least 25% of the Company's outstanding voting common stock and other persons or groups were to own a greater percentage of such voting common stock than Trace.

     The Company was informed by Trace that it filed a petition for relief under Chapter 11 of the Bankruptcy Code in Federal Court in New York City on July 21, 1999. Trace's bankruptcy filing does not constitute a change of control under the provisions of the debt agreements unless the bankruptcy court allows Trace's creditors to foreclose on and take ownership of the Company's common stock owned by Trace, or otherwise authorizes a sale or transfer of these shares, and Trace, its affiliates and subsidiaries cease to own at least 25% of the Company's outstanding voting common stock and other persons or groups own a greater percentage of voting common stock than Trace.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company will seek to resolve the issues that may arise if the "change of control" provisions are triggered in the future, including waivers of such provisions and/or refinancing certain debt, if necessary. Although management believes that its subsidiaries' debt obligations could be refinanced if accelerated as a result of the "change of control" provisions under related debt agreements, there can be no assurance that the Company or its subsidiaries will be able to do so or that the Company will be able to obtain waivers of such provisions. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     As of June 30, 1999, there were $130.4 million of revolving credit borrowings, at an average interest rate of 8.34%, under the Foamex L.P. Amended Credit Facility with $12.0 million available for additional borrowings and approximately $47.6 million of letters of credit outstanding which are supported by the Foamex L.P. Amended Credit Facility. Borrowings by Foamex Canada Inc. as of June 30, 1999 were approximately $4.7 million, at an interest rate of 6.75%, under Foamex Canada Inc.'s revolving credit agreement with unused availability of approximately $0.7 million. Foamex Carpet had approximately $4.6 million of outstanding borrowings under the Foamex Carpet Amended Credit Facility at June 30, 1999, at an interest rate of 9.24%, with unused availability of $9.9 million and approximately $0.5 million of letters of credit outstanding which are supported by the Foamex Carpet Amended Credit Facility.

     Cash and cash equivalents decreased to $3.1 million at June 30, 1999 from $12.6 million at December 31, 1998 due primarily to cash used for financing activities primarily for the repayment of debt and for debt issuance costs and cash used for capital expenditures, offset by cash generated from operating activities and from the sale of the corporate airplane. Excluding the reclassification of long-term debt to current at December 31, 1998, working capital decreased $5.3 million to $110.7 million at June 30, 1999 from $116.0 million at December 31, 1998 primarily due to the decrease in cash offset by the increase in net operating assets and liabilities, as discussed below. Net operating assets and liabilities (comprised of accounts receivable, inventories and accounts payable) increased $9.7 million to $182.3 million at June 30, 1999 as compared to $172.6 million at December 31, 1998. The increase was primarily due to a $5.2 million increase in accounts receivable and a $36.2 million decrease in accounts payable offset by a $31.7 million decrease in inventories. The increase in accounts receivable was primarily associated with an increase in sales during June 1999 as compared to December 1998. The decrease in inventories was primarily due to increased second quarter 1999 sales and due to the December 31, 1998 inventory balance including significant purchases of raw materials at year-end. The decrease in accounts payable is primarily associated with the timing of payments to vendors and the decrease in inventories from December 31, 1998 to June 30, 1999.

     Cash Flow from Operating Activities

     Cash flow provided by operating activities was $18.3 million for the year to date period ended June 30, 1999 as compared to cash used of $22.1 million for the year to date period ended June 28, 1998. The improvement is primarily due to a decrease in cash used for operating assets and liabilities for the year to date period ended June 30, 1999 as compared to the corresponding period in 1998.

     Cash Flow from Investing Activities

     Cash flow provided by investing activities was $6.4 million for the year to date period ended June 30, 1999 as compared to cash used of $20.3 million for the year to date period ended June 28, 1998. This increase was due primarily to
(i) a decrease in capital expenditures of $4.7 million in 1999, (ii) gross proceeds in 1999 of $16.3 million from the sale of the Company's corporate airplane and (iii) cash used in 1998 of $4.4 million for certain acquisition payments.

     During 1999, the Company spent approximately $10.8 million on capital improvements as compared to $15.5 million for 1998. The 1999 expenditures were primarily for recurring capital replacement additions. The 1998 expenditures included: (i) finalization of the expansion and modernization of a facility in Orlando, Florida to improve manufacturing efficiencies, (ii) installation of more efficient foam production line systems and fabricating equipment in a number of manufacturing facilities and (iii) installation of flame laminators to support the increased volume of automotive laminated products. The Company expects to continue to reduce capital expenditures from historical levels for the foreseeable future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Cash Flow from Financing Activities

     Financing activity required $34.2 million for the first half of 1999. Financing requirements primarily included debt repayments. Additionally, $8.0 million of debt issuance costs was incurred and $4.9 million of cash overdrafts were outstanding on June 30, 1999.

     During the first half of 1998, financing activity provided $48.5 million that was primarily attributable to a series of transactions associated with the transfer of certain assets of General Felt Industries, Inc.

Environmental Matters

     The Company is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with the Company's compliance with such laws and regulations did not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by the Company in connection with environmental matters as of June 30, 1999 was $4.7 million. Although it is possible that new information or future developments could require the Company to reassess its potential exposure to all pending environmental matters, including those described in the footnotes to the Company's consolidated financial statements for the year ended December 31, 1998, the Company believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position. See Note 17 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Market Risk

     The Company's debt securities with variable interest rates are subject to market risk for changes in interest rates. On June 30, 1999, long-term debt with variable interest rates totaled $514.5 million. On an annualized basis, if the interest rates on these debt instruments increased by 1%, interest expense would increase by approximately $5.1 million.

Inflation

     There was no significant impact on the Company's operations as a result of inflation during the periods presented. In some circumstances, market conditions or customer expectations may prevent the Company from increasing the price of its products to offset the inflationary pressures that may increase its costs in the future.

Year 2000 Compliance

     The Company uses numerous business information systems as well as manufacturing support systems that could be impacted by the "Year 2000 Problem." The Year 2000 Problem arises from computer programs that were written using two digits rather than four to designate the year. In connection with the Year 2000 Problem, date-sensitive computer software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations, which would cause significant operational disruptions.

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

completed at the end of 1998, with fail safe testing and final implementation currently taking place in 1999. The progress of these phases as of June 30, 1999 is summarized below.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See the "Market Risk" section under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II - Other Information

Item 1.   Legal Proceedings

          Reference is made to the description of the legal proceedings contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

          The information from Note 5 of the condensed consolidated financial statements of the Company as of June 30, 1999 (unaudited) is incorporated herein by reference.

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Shareholders on May 27, 1999. At the meeting, shareholders elected seven directors and ratified the selection of PricewaterhouseCoopers LLP as the Company's independent accountant for the year ending December 31, 1999.

     All seven of the Company's directors had terms that expired during 1999 and stood for re-election this year. Each of the directors received a majority of the votes necessary for re-election, as noted below, and thus were each re-elected to serve for one-year terms and until their successors have been duly elected and qualified:

           Director                 For             Withhold Authority
     -------------------         ----------         ------------------
     Marshall S. Cogan           21,142,645         1,707,197
     Etienne Davignon            21,420,383         1,429,459
     John H. Gutfreund           21,811,020         1,038,822
     Robert J. Hay               21,811,177         1,038,665
     Stuart J. Hershon           21,790,605         1,059,237
     John G. Johnson, Jr         22,177,508           672,334
     John V. Tunney              21,798,440         1,051,402

     As a result of the elections, the term of office of each of the directors listed above continued after the meeting.

     PricewaterhouseCoopers LLP received a majority of the votes necessary for ratification as the Company's independent accountant for the year ending December 31, 1999, as noted below:

         For             Against            Abstentions        Broker Non-Votes
     22,392,125          451,882               5,835               2,166,910

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27 Financial Data Schedule for the year to date period ended June 30, 1999.

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

               Form 8-K, dated as of June 30, 1999 reporting amendments to aspects of the Company's subsidiaries' credit agreements.

               Form 8-K, dated August 5, 1999 reporting press release of proposed buyout.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FOAMEX INTERNATIONAL INC.


Date:   August 13, 1999                    By: /s/ George L. Karpinski
                                               ---------------------------------
                                               George L. Karpinski
                                               Senior Vice  President, Treasurer
                                               and Assistant Secretary