Form 10-Q/A
period 1998-09-30
FOAMEX INTERNATIONAL INC
filed 1999-11-02
CIK 912908

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


                                  Page 1 of 30
                          Exhibit List on Page 23 of 30

                            FOAMEX INTERNATIONAL INC.

                                      INDEX

                                                                                                               Page
Part I.  Financial Information:

         Item 1.  Financial Statements

              Condensed Consolidated Statements of Operations - Quarterly and Year to Date Periods
                Ended September 30, 1998 and September 28, 1997                                                  3

              Condensed Consolidated Balance Sheets as of September 30, 1998 and December 28, 1997               4

              Condensed Consolidated Statements of Cash Flows - Year to Date Periods Ended
                September 30, 1998 and September 28, 1997                                                        5

              Notes to Condensed Consolidated Financial Statements                                               6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                                 16

Part II. Other Information                                                                                      23

         Exhibit List                                                                                           23

         Signatures                                                                                             30

         Foamex International Inc. (the "Company") is filing this Form 10-Q/A to reflect adjustments to accounts receivable, inventory and other assets and liabilities during the fourth quarter of 1998 related to prior periods including, but not limited to, the third quarter of 1998. The Company has updated its Management's Discussion and Analysis of Financial Condition and Results of Operations to reflect only such adjustments, but has not updated such disclosure to reflect other developments since the original filing. Reference is made to the Company's subsequent reports under the Securities Exchange Act of 1934, as amended, which have been filed with the Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                               Quarterly Periods Ended     Year to Date Periods Ended
                                            September 30,   September 28,  September 30, September 28,
                                                 1998          1997           1998           1997
                                              ---------      ---------     ---------      ---------
                                                         (thousands except per share data)
NET SALES                                     $ 332,510      $ 233,434     $ 943,279      $ 702,441

COST OF GOODS SOLD                              281,191        195,395       787,424        576,825
                                              ---------      ---------     ---------      ---------

GROSS PROFIT                                     51,319         38,039       155,855        125,616

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                       24,006         15,766        68,855         47,853

RESTRUCTURING AND OTHER CHARGES (CREDITS)            --             --          (700)            --
                                              ---------      ---------     ---------      ---------

INCOME FROM OPERATIONS                           27,313         22,273        87,700         77,763

INTEREST AND DEBT ISSUANCE EXPENSE               18,402         12,080        53,210         39,522

OTHER INCOME (EXPENSE), NET                      (3,200)           324        (4,945)         1,410
                                              ---------      ---------     ---------      ---------

INCOME BEFORE PROVISION FOR INCOME TAXES          5,711         10,517        29,545         39,651

PROVISION FOR INCOME TAXES                        2,285          4,002        11,816         15,530
                                              ---------      ---------     ---------      ---------

INCOME BEFORE EXTRAORDINARY LOSS                  3,426          6,515        17,729         24,121

EXTRAORDINARY LOSS ON EARLY
   EXTINGUISHMENT OF DEBT,
   NET OF INCOME TAXES                               --             --        (1,917)       (42,599)
                                              ---------      ---------     ---------      ---------

NET INCOME (LOSS)                             $   3,426      $   6,515     $  15,812      $ (18,478)
                                              =========      =========     =========      =========

BASIC EARNINGS (LOSS) PER SHARE:
   INCOME BEFORE EXTRAORDINARY LOSS           $    0.14      $    0.26     $    0.71      $    0.96
   EXTRAORDINARY LOSS                                --             --         (0.08)         (1.69)
                                              ---------      ---------     ---------      ---------
   EARNINGS (LOSS) PER SHARE                  $    0.14      $    0.26     $    0.63      $   (0.73)
                                              =========      =========     =========      =========

WEIGHTED AVERAGE NUMBER OF SHARES                25,015         24,959        24,989         25,189
                                              =========      =========     =========      =========

DILUTED EARNINGS (LOSS) PER SHARE:
   INCOME BEFORE EXTRAORDINARY LOSS           $    0.13      $    0.26     $    0.67      $    0.94
   EXTRAORDINARY LOSS                                --             --         (0.07)         (1.66)
                                              ---------      ---------     ---------      ---------
   EARNINGS (LOSS) PER SHARE                  $    0.13      $    0.26     $    0.60      $   (0.72)
                                              =========      =========     =========      =========

WEIGHTED AVERAGE NUMBER OF SHARES                26,118         25,435        26,146         25,645
                                              =========      =========     =========      =========

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                      September 30,      December 28,
ASSETS                                                                    1998              1997
CURRENT ASSETS:                                                   (thousands, except number of shares)
   Cash and cash equivalents                                          $    10,044      $    12,044
   Accounts receivable, net                                               198,814          175,684
   Inventories                                                            137,044          120,299
   Other current assets                                                    56,898           62,901
                                                                      -----------      -----------
       Total current assets                                               402,800          370,928

PROPERTY, PLANT AND EQUIPMENT, NET                                        231,282          233,435

COST IN EXCESS OF ASSETS ACQUIRED, NET                                    214,076          218,219

DEBT ISSUANCE COSTS, NET                                                   15,406           18,889

DEFERRED INCOME TAXES                                                      34,168           26,960

OTHER ASSETS                                                               23,811           25,192
                                                                      -----------      -----------

TOTAL ASSETS                                                          $   921,543      $   893,623
                                                                      ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Short-term borrowings                                              $     6,058      $     6,598
   Current portion of long-term debt                                        5,117           12,931
   Current portion of long-term debt - related party                        7,020               --
   Accounts payable                                                       127,416          131,689
   Accrued interest                                                         9,723           10,716
   Other accrued liabilities                                               48,198           70,513
                                                                      -----------      -----------
       Total current liabilities                                          203,532          232,447

LONG-TERM DEBT                                                            689,664          735,724

LONG-TERM DEBT - RELATED PARTY                                             93,670               --

OTHER LIABILITIES                                                          34,212           38,871
                                                                      -----------      -----------

       Total liabilities                                                1,021,078        1,007,042
                                                                      -----------      -----------

COMMITMENTS AND CONTINGENCIES                                                  --               --
                                                                      -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred Stock, par value $1.00 per share:
     Authorized 5,000,000 shares - none issued                                 --               --
   Common Stock, par value $.01 per share:
     Authorized 50,000,000 shares
     Issued 27,003,823 and 25,014,823 shares, respectively;
     Outstanding 25,014,823 and 24,919,680 shares, respectively               270              269
   Additional paid-in capital                                              86,769           86,025
   Retained earnings (accumulated deficit)                               (150,079)        (164,118)
   Accumulated other comprehensive income                                  (7,498)          (6,598)
   Other                                                                   (9,795)          (9,795)
                                                                      -----------      -----------
                                                                          (80,333)         (94,217)
   Common Stock held in treasury, at cost:
     1,989,000 shares at September 30, 1998 and December 28, 1997         (19,202)         (19,202)
                                                                      -----------      -----------

       Total stockholders' equity (deficit)                               (99,535)        (113,419)
                                                                      -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $   921,543      $   893,623
                                                                      ===========      ===========

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                      Year to Date Periods Ended
                                                                      September 30,  September 28,
                                                                          1998           1997
                                                                       ---------      ---------
                                                                              (thousands)
OPERATING ACTIVITIES:
   Net income (loss)                                                   $  15,812      $ (18,478)
   Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
       Depreciation and amortization                                      25,624         16,409
       Amortization of debt issuance costs, debt discount
          and debt premium                                                   (16)         7,380
       Extraordinary loss on early extinguishment of debt                  1,579             37
       Other operating activities                                         15,660          9,274
       Changes in operating assets and liabilities, net                  (76,353)       (26,808)
                                                                       ---------      ---------

          Net cash used for operating activities                         (17,694)       (12,186)
                                                                       ---------      ---------

INVESTING ACTIVITIES:
   Capital expenditures                                                  (23,173)       (25,865)
   Acquisition, net of cash acquired                                      (4,399)            --
   Decrease in restricted cash                                                --         12,143
   Loan to shareholder                                                        --         (5,000)
   Other investing activities                                                832         (2,930)
                                                                       ---------      ---------

          Net cash used for investing activities                         (26,740)       (21,652)
                                                                       ---------      ---------

FINANCING ACTIVITIES:
   Net proceeds from short-term borrowings                                   185          1,179
   Net proceeds from revolving loans                                      81,489         31,000
   Proceeds from long-term debt                                          129,000        453,500
   Repayment of long-term debt                                          (138,355)      (450,270)
   Debt issuance cost                                                     (1,598)       (15,617)
   Purchase of treasury stock                                                 --         (5,739)
   Dividends paid                                                         (1,246)            --
   Transfer of General Felt                                              (28,698)            --
   Other financing activities                                              1,657           (502)
                                                                       ---------      ---------

          Net cash provided by financing activities                       42,434         13,551
                                                                       ---------      ---------

NET DECREASE IN CASH
   AND CASH EQUIVALENTS                                                   (2,000)       (20,287)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                 12,044         22,203
                                                                       ---------      ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                    $  10,044      $   1,916
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

2.     RESTATEMENT OF FINANCIAL INFORMATION

       The Company identified certain adjustments to accounts receivable, inventory and other assets and liabilities during the fourth quarter of 1998 that related to prior periods including, but not limited to, the third quarter of 1998. As a result, the Company has restated the accompanying 1998 condensed consolidated financial statements to reflect adjustments that related to the third quarter of 1998, as follows:

                                                                Quarterly Period Ended September 30, 1998
                                                                -----------------------------------------
                                                             As Previously
                                                                Reported     Adjustments    As Restated
                                                             -------------   -----------    -----------
                                                                  (thousands, except per share data)
         Statement of Operations:
           Net Sales                                           $ 332,710      $    (200)     $ 332,510
           Cost of Goods Sold                                    275,970          5,221        281,191
                                                               ---------      ---------      ---------
           Gross Profit                                           56,740         (5,421)        51,319
           Selling, General and Administrative                    19,820          4,186         24,006
                                                               ---------      ---------      ---------
           Income (Loss) from Operations                          36,920         (9,607)        27,313
           Interest and Debt Issuance Expense                     18,652           (250)        18,402
           Other Income (Expense), net                            (2,200)        (1,000)        (3,200)
                                                               ---------      ---------      ---------
           Income (Loss) before Provision for Income Taxes        16,068        (10,357)         5,711
           Provision for Income Taxes                              6,428         (4,143)         2,285
                                                               ---------      ---------      ---------
           Income (Loss) before Extraordinary Loss                 9,640         (6,214)         3,426
           Extraordinary Loss                                         --             --             --
                                                               ---------      ---------      ---------
           Net Income (Loss)                                   $   9,640      $  (6,214)     $   3,426
                                                               =========      =========      =========

         Basic earnings per share:
           Income before extraordinary item                    $    0.39      $   (0.25)     $    0.14
           Extraordinary loss                                         --             --             --
                                                               ---------      ---------      ---------
           Earnings per share                                  $    0.39      $   (0.25)     $    0.14
                                                               =========      =========      =========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.     RESTATEMENT OF FINANCIAL INFORMATION (continued)

                                          Quarterly Period Ended September 30, 1998
                                          -----------------------------------------
                                            As Previously
                                               Reported   Adjustments  As Restated
                                          --------------  -----------  ------------
                                              (thousands, except per share data)
         Diluted earnings per share:
           Income before extraordinary item     $   0.37  $  (0.24)  $   0.13
           Extraordinary loss                         --        --         --
                                                --------  --------   --------
           Earnings per share                   $   0.37  $  (0.24)  $   0.13
                                                ========  ========   ========

                                                            Year to Date Period Ended September 30, 1998
                                                            --------------------------------------------
                                                            As Previously
                                                                Reported     Adjustments    As Restated
                                                            -------------    -----------    ------------
                                                                 (thousands, except per share data)
         Statement of Operations:
           Net Sales                                           $ 944,979      $  (1,700)     $ 943,279
           Cost of Goods Sold                                    780,121          7,303        787,424
                                                               ---------      ---------      ---------
           Gross Profit                                          164,858         (9,003)       155,855
           Selling, General and Administrative                    63,058          5,797         68,855
           Restructuring and Other Charges (Credits)                  --           (700)          (700)
                                                               ---------      ---------      ---------
           Income (Loss) from Operations                         101,800        (14,100)        87,700
           Interest and Debt Issuance Expense                     53,960           (750)        53,210
           Other Income (Expense), net                            (3,945)        (1,000)        (4,945)
                                                               ---------      ---------      ---------
           Income (Loss) before Provision for Income Taxes        43,895        (14,350)        29,545
           Provision for Income Taxes                             17,556         (5,740)        11,816
                                                               ---------      ---------      ---------
           Income (Loss) before Extraordinary Loss                26,339         (8,610)        17,729
           Extraordinary Loss                                     (1,917)            --         (1,917)
                                                               ---------      ---------      ---------
           Net Income (Loss)                                   $  24,422      $  (8,610)     $  15,812
                                                               =========      =========      =========

         Basic earnings per share:
           Income before extraordinary item                    $    1.05      $   (0.34)     $    0.71
           Extraordinary loss                                      (0.07)         (0.01)         (0.08)
                                                               ---------      ---------      ---------
           Earnings per share                                  $    0.98      $   (0.35)     $    0.63
                                                               =========      =========      =========

         Diluted earnings per share:
           Income before extraordinary item                    $    1.01      $   (0.34)     $    0.67
           Extraordinary loss                                      (0.07)            --          (0.07)
                                                               ---------      ---------      ---------
           Earnings per share                                  $    0.94      $   (0.34)     $    0.60
                                                               =========      =========      =========

         Cash Flows:
           Net cash used for operating activities              $ (16,147)     $  (1,547)     $ (17,694)
           Net cash used for investing activities                (28,287)         1,547        (26,740)

                                                  September 30, 1998
                                   ------------------------------------------------
                                   As Previously
                                      Reported         Adjustments      As Restated
                                   --------------      -----------      ------------
                                                      (thousands)
         Balance Sheet:
           Current assets            $   411,720      $    (8,920)     $   402,800
           Total assets                  930,948           (9,405)         921,543
           Current liabilities           204,327             (795)         203,532
           Total liabilities           1,021,873             (795)       1,021,078
           Stockholders' deficit         (90,925)          (8,610)         (99,535)

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

       The Crain Acquisition was accounted for as a purchase and the operations of Crain are included in the consolidated statements of operations and cash flows from the date of acquisition. The cost of the Crain Acquisition has been allocated on the basis of the fair value of the assets acquired and the liabilities assumed. The excess of the purchase price over the estimated fair value of the net assets acquired is being amortized using the straight-line method over forty years. The allocation of the purchase price for the Crain Acquisition is based upon preliminary estimates and assumptions and is subject to revision once appraisals, valuations and other studies of the fair value of the acquired assets and liabilities have been completed. The pro forma results listed below are unaudited and assume that the Crain Acquisition occurred at the beginning of the 1997 fiscal year.

                                                 Quarterly Period Ended Year to Date Period Ended
                                                    September 28, 1997    September 28, 1997
                                                 ---------------------- -------------------------
                                                        (thousands, except per share data)
         Net sales                                     $    320,847          $   946,927
                                                       ============          ===========
         Income before extraordinary loss              $      6,430          $    22,235
                                                       ============          ===========
         Pro forma basic earnings per share            $       0.26          $      0.88
                                                       ============          ===========
         Pro forma diluted earnings per share          $       0.25          $      0.87
                                                       ============          ===========

       The pro forma results are not necessarily indicative of what would have occurred if the Crain Acquisition had occurred at the beginning of the periods presented nor are they necessarily indicative of future consolidated results.

4.     INVENTORIES

       Inventories consist of:

                                          September 30,      December 28,
                                               1998               1997
                                             --------          --------
                                                    (thousands)
         Raw materials and supplies          $ 85,425          $ 75,487
         Work-in-process                       19,212            15,620
         Finished goods                        32,407            29,192
                                             --------          --------
         Total                               $137,044          $120,299
                                             ========          ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.     LONG-TERM DEBT AND LONG-TERM DEBT - RELATED PARTY

       Long-term debt consists of:

                                                                      September 30,     December 28,
                                                                          1998             1997
                                                                       --------          --------
       Credit Facility:                                                        (thousands)
           Term Loan A                                                 $     --          $ 76,700
           Term Loan B                                                   82,924           109,725
           Term Loan C                                                   75,385            99,750
           Term Loan D                                                  109,175           110,000
           Revolving credit facility                                    136,953            54,928
         9 7/8% Senior subordinated notes due 2007                      150,000           150,000
         13 1/2% Senior subordinated notes due 2005 (includes
           $12,376 and $13,720 of unamortized debt premium)             110,376           111,720
         9 1/2% Senior secured notes due 2000                                --             4,523
         Industrial revenue bonds                                         7,000             7,000
         Subordinated note payable (net of unamortized
           debt discount of $621 and $1,198)                              6,394             6,129
         Other                                                           16,574            18,180
                                                                       --------          --------
                                                                        694,781           748,655

         Less current portion                                             5,117            12,931
                                                                       --------          --------

         Long-term debt-unrelated parties                              $689,664          $735,724
                                                                       ========          ========

         Long-term debt - related party consists of:

         Foamex/GFI Note                                               $ 34,000          $     --

         Note payable to Foam Funding LLC                                66,690                --
                                                                       --------          --------
                                                                        100,690                --

         Less current portion - related party                             7,020                --
                                                                       --------          --------

         Long-term debt - related party                                $ 93,670          $     --
                                                                       ========          ========

       Refinancing Associated with the GFI Transaction

       In connection with GFI Transaction (as defined in Note 9), Foamex L.P. borrowed $129.0 million under a new term loan agreement which was subsequently assumed by Foam Funding LLC and borrowed $32.0 million under its credit facility ("Credit Facility"). These funds were used to (i) repay approximately $125.1 million of existing term loans under the Credit Facility and accrued interest thereon of approximately $0.9 million, (ii) deposit $4.8 million into an escrow account in order to defease the 9 1/2% senior secured notes due 2000 which were redeemed during June 1998, (iii) repay $4.8 million of indebtedness owed to General Felt Industries, Inc. ("General Felt"), (iv) fund the $20.0 million to acquire the net assets of General Felt in connection with the GFI Transaction (see Note 9) and (v) pay fees and expenses of approximately $5.4 million. Also, Foamex L.P. amended the Credit Facility to increase the availability under the revolving credit facility from $150.0 million to $200.0 million; however, $34.5 million of this increase is used for a letter of credit to support the Foamex/GFI Note. See Note 9 for further discussion of the GFI Transaction.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.     LONG-TERM DEBT AND LONG-TERM DEBT - RELATED PARTY (continued)

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

       Principal Payments

       Principal payments on the Company's long-term debt and long-term debt - related party for the remainder of 1998 and for the next five years are as follows: 1998 - $3.4 million; 1999 - $17.6 million; 2000 - $52.2 million; 2001 -
$17.3 million; 2002 - $17.7 million; 2003 - $159.1 million; and thereafter - $517.3 million.

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

       During 1997, in connection with a refinancing plan, the Company incurred an extraordinary loss on the early extinguishment of debt of approximately $42.0 million (net of income taxes of $25.7 million). The extraordinary loss is comprised of approximately $39.0 million for premium and consent fee payments, approximately $16.2 million for the write-off of debt issuance costs and debt discount, approximately $8.2 million for the loss associated with the effective termination and amendment of the interest rate swap agreements and approximately $4.3 million of professional fees and other costs. In addition, during 1997 the Company incurred extraordinary losses of approximately $0.6 million (net of income taxes of $0.4 million) associated with the early extinguishment of approximately $11.8 million of long-term debt funded with approximately $12.1 million of the remaining net proceeds from the sale of its Perfect Fit Industries, Inc. subsidiary. The extraordinary loss, before income tax benefit, is comprised of approximately $0.4 million of premium payments and approximately $0.6 million for the write-off of debt issuance costs.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

7.     ENVIRONMENTAL MATTERS (continued)

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

8.     LITIGATION

       As of November 16, 1998, the Company and Trace International Holdings, Inc. ("Trace Holdings") were two of multiple defendants in actions filed on behalf of approximately 5,000 recipients of breast implants in various United States federal and state courts and one Canadian provincial court. Some of these actions allege substantial damages, but most of these actions allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 700 residents of Australia, New Zealand, England, and Ireland. The Company believes that the number of suits may increase. During 1995, the Company and Trace Holdings were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final. Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from the Company or Trace Holdings. Neither the Company nor Trace Holdings recommended, authorized or approved the use of its foam for these purposes. Foamex L.P. is indemnified by Trace Holdings for any such liabilities relating to foam manufactured prior to October 1990. Although Trace Holdings has paid the Company's litigation expenses to date pursuant to such indemnification, there can be no assurance that Trace Holdings will be able to provide such indemnification in the future. While it is not feasible to predict or determine the outcome of these actions, based on the Company's present assessment of the merits of pending claims, after consultation with the general counsel of Trace Holdings, and without taking into account potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either the Company's or Trace Holdings' consolidated financial position or results of operations. If the Company's assessment of liability with respect to these actions is incorrect, such actions could have a material adverse effect on the Company.

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

       On or about March 17, 1998, five purported class action lawsuits were filed in the Delaware Chancery Court, New Castle County (the "Court"), against the Company, directors of the Company, Trace Holdings, and individual officers and directors of Trace Holdings: Brickell Partners v. Marshall S. Cogan, et al., No. 16260NC; Mimona Capital v. Salvatore J. Bonanno, et al., No. 16259NC; Daniel Cohen v. Foamex International Inc., No. 16263; Eileen Karisinki v. Foamex International Inc., et al., No. 16261NC and John E. Funky Trust v. Salvatore J. Bonanno, et al., No. 16267. A sixth purported class action lawsuit, Barnett Stepak v. Foamex International Inc., et al., No. 16277, was filed on or about March 23, 1998 against the same defendants. A stipulation and order

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.     LITIGATION (continued)

consolidating these six actions under the caption In re Foamex International Inc. Shareholders Litigation Consolidated Action No 16259NC was entered by the Court on May 28, 1998 (the "Shareholders Litigation"). The complaints in the six actions allege, among other things, that the defendants have violated fiduciary and other common law duties purportedly owed to the Company's stockholders in connection with Trace Holdings' initial proposal to acquire all of the outstanding shares of the Company's common stock (the "First Merger Agreement"). The complaints sought, among other things, class certification, a declaration that the defendants have breached their fiduciary duties to the class, preliminary and permanent injunctions barring implementation of the proposed transaction, rescission of the transaction if consummated, unspecified compensatory damages, and costs and attorneys' fees.

       The parties to the Shareholders Litigation entered into a Memorandum of Understanding, dated June 25, 1998 to settle the Shareholders Litigation, subject to, inter alia, execution of a definitive Stipulation of Settlement and approval by the Court following notice to the public stockholders and a hearing, and on September 9, 1998, the parties entered into a definitive Stipulation of Settlement. On November 10, 1998, counsel for certain of the defendants in the Shareholders Litigation gave notice pursuant to the Stipulation of Settlement that such defendants were withdrawing from the Stipulation of Settlement. On November 12, 1998, the plaintiffs in the Shareholder Litigation filed an amended class action complaint against the Company, Trace Holdings and certain individual directors of the Company alleging that (i) they breached their fiduciary and other common law duties purportedly owed to the Company's stockholders in connection with Trace Holding's revised proposal to acquire all of the outstanding shares of the Company's common stock (the "Second Merger Agreement"), (ii) the individual defendants violated the Delaware Code in approving the Second Merger Agreement, and (iii) Trace Holdings breached the Stipulation of Settlement.

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

9.     GFI TRANSACTION

       On February 27, 1998, the Company and certain of its affiliates completed a series of transactions designed to simplify the Company's structure and to provide future operational flexibility (collectively, the "GFI Transaction"). Prior to the consummation of these transactions, (i) Foamex L.P. and Foamex L.P.'s wholly owned subsidiary, General Felt, entered into a supply agreement and an administrative services agreement, (ii) Foamex L.P. repaid its outstanding indebtedness to General Felt with $4.8 million in cash and the $34.0 million Foamex/GFI Note supported by a $34.5 million letter of credit under the Credit Facility, (iii) Foamex L.P. contributed to General Felt $9.4 million of outstanding net intercompany payables and intercompany loans with General Felt and (iv) Foamex L.P. defeased the $4.5 million outstanding principal amount of its 9 1/2% senior secured notes due 2000. The initial transaction resulted in the transfer from Foamex L.P. to Foam Funding LLC of all of the outstanding common stock of General Felt, in exchange for (i) the assumption by Foam Funding LLC of $129.0 million of Foamex L.P.'s indebtedness and (ii) the transfer by Foam Funding LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result, General Felt ceased being a subsidiary of Foamex L.P. and was relieved from all obligations under Foamex L.P.'s 9 7/8% senior subordinated notes due 2007 and 13 1/2% senior subordinated notes due 2005. Upon consummation of the initial transaction, Foamex Carpet, a newly formed wholly owned subsidiary of the Company, the Company, Foam Funding LLC, and General Felt entered into an asset purchase agreement (the "Asset Purchase Agreement") dated February 27, 1998, in which General Felt sold substantially all of its assets (other than the Foamex/GFI Note and its operating facility in Pico Rivera, California) to Foamex Carpet in exchange for (i) $20.0 million in cash and (ii) a promissory note issued by Foamex Carpet to Foam Funding LLC in the amount of $70.2 million. The $20.0 million cash payment was funded with a distribution by Foamex L.P. to the Company. Upon consummation of the transaction contemplated by the Asset Purchase Agreement, Foamex Carpet entered into a Credit Agreement with the institutions from time to time party thereto, as issuing banks, and Citicorp USA, Inc. and The Bank of Nova Scotia, as administrative agents, which provides for up to $20.0 million in

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.     GFI TRANSACTION (continued)

revolving credit borrowings. Foamex Carpet will conduct the carpet cushion business previously conducted by General Felt.

       No gain has been recognized on the GFI Transaction. The Company will continue to account for these net assets using the carryover basis of Foamex L.P. The proceeds from the $129.0 million of debt assumed by Foam Funding LLC in the GFI Transaction was accounted for as an extinguishment of debt which resulted in an extraordinary loss of approximately $2.0 million. The 1% non-managing general partnership interest acquired in connection with the GFI Transaction was accounted for as a redemption of equity. By virtue of the transfer of General Felt stock and the subsequent merger of General Felt into Foam Funding LLC, the Pico Rivera facility was transferred to Foam Funding LLC; no gain was recognized on the transfer since the Company leased-back the facility. Accordingly, the net effect resulted in a charge to stockholders' equity (deficit) of approximately $0.5 million.

10.    EARNINGS (LOSS) PER SHARE

       The following table shows the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                        Quarterly Periods Ended            Year to Date Periods Ended
                                                        -----------------------            --------------------------
                                                     September 30,    September 28,     September 30,      September 28,
                                                         1998              1997              1998               1997
                                                     -------------    -------------     -------------      -------------
                                                                 (thousands, except per share amounts)
Basic earnings (loss) per share:
       Net income (loss)                               $  3,426          $  6,515          $ 15,812          $(18,478)
                                                       ========          ========          ========          ========

       Average common stock outstanding                  25,015            24,959            24,989            25,189
                                                       ========          ========          ========          ========

       Basic earnings (loss) per share                 $   0.14          $   0.26          $   0.63          $  (0.73)
                                                       ========          ========          ========          ========

Diluted earnings (loss) per share:
       Net income (loss) available for common
          stock and dilutive securities                $  3,426          $  6,515          $ 15,812          $(18,478)
                                                       ========          ========          ========          ========

       Average common stock outstanding                  25,015            24,959            24,989            25,189

       Additional common shares resulting
          from stock options and warrants                 1,103               476             1,157               456
                                                       --------          --------          --------          --------

       Average common stock and dilutive
          stock outstanding                              26,118            25,435            26,146            25,645
                                                       ========          ========          ========          ========

       Diluted earnings (loss) per share               $   0.13          $   0.26          $   0.60          $  (0.72)
                                                       ========          ========          ========          ========

11.      COMPREHENSIVE INCOME (LOSS)

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires disclosure of comprehensive income, as defined, including comprehensive disclosure in interim financial statements. Comprehensive income
(loss) for the respective periods presented below is comprised of the following:

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.      COMPREHENSIVE INCOME (LOSS) (continued)

                                                   Quarterly Periods Ended              Year to Date Periods Ended
                                                   -----------------------              --------------------------
                                                September 30,     September 28,      September 30,       September 28,
                                                    1998               1997               1998                1997
                                                  --------           --------           --------           --------
                                                                               (thousands)
Net income (loss)                                 $  3,426           $  6,515           $ 15,812           $(18,478)
Foreign currency translation adjustments            (1,130)               (62)              (900)              (230)
                                                  --------           --------           --------           --------
Total comprehensive income (loss)                 $  2,296           $  6,453           $ 14,912           $(18,708)
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

       On November 5, 1998, Trace Holdings, Trace Merger Sub, Inc. ("Trace Merger Sub") and the Company entered into a Second Merger Agreement. Pursuant to the terms of the Second Merger Agreement, Trace Merger Sub will be merged with and into the Company (the "Merger") and each outstanding share of common stock (except for shares owned by the Trace Holdings shareholders, shares owned by the Company and shares owned by the stockholders who perfected their appraisal rights in accordance with Delaware Law) will be converted into the right to receive $12.00 in cash, without interest. Also on November 5, 1998, Trace Holdings terminated the First Merger Agreement among the parties by delivering a Notice of Termination to the Company. Trace Holdings terminated the First Merger Agreement because the financing condition contained in the First Merger Agreement was incapable of being satisfied on or prior to December 31, 1998.

       Consummation of the Merger is subject to various conditions, including, among others: (i) the approval and adoption of the Second Merger Agreement by
(A) the affirmative vote of holders of a majority of the outstanding shares of common stock entitled to vote thereon, and (B) the affirmative vote of a majority of the Independent Shares (as defined) voting with respect to the Merger, (ii) the absence of any injunction preventing consummation of the Merger, (iii) the obtaining of financing for the transactions contemplated by the Second Merger Agreement on terms and conditions and in amounts reasonably satisfactory to Trace Holdings, and (iv) other conditions that may be waived by the parties, including: the absence of any action, suit, claim or legal, administrative or arbitral proceeding or investigation pending before any governmental entity seeking to restrain or prohibit, or to obtain damages in respect of the Second Merger Agreement or the consummation of the transactions contemplated thereby.

       In April 1998, the Company's facility in Orlando, Florida was damaged by a fire. The Company recommenced the manufacturing of Foam Products in this facility in mid-September 1998. During this idle period, the Company supplied local customers from other facilities. The Company believes that it has adequate insurance coverage for business interruption and damages to the facility associated with the fire; however, there can be no assurance that the fire will not have a significant impact on the Company's financial position or operations.

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

       On October 6, 1997, the Company sold substantially all of the net assets of its needlepunch carpeting, tufted carpeting and artificial grass products business located at its facilities in Dalton, Georgia ("Dalton"). Dalton's revenues were $10.7 million and $35.1 million for the quarterly and year to date periods ended September 28, 1997.

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

Quarterly Period Ended September 30, 1998 Compared to Quarterly Period Ended September 28, 1997

Results of Operations

       Net sales for the third quarter of 1998 were $332.5 million as compared to $233.4 million in the third quarter of 1997, an increase of $99.1 million or 42.4%. Foam Products net sales for the third quarter of 1998 increased to $157.0 million from $89.8 million in the third quarter of 1997 primarily due to net sales from the Crain Acquisition, which occurred in December 1997, and increased volume from national bedding customers and fabricators. Carpet Cushion Products net sales for the third quarter of 1998 increased 14.1% to $82.1 million from $72.0 million in the third quarter of 1997 primarily due to the Crain Acquisition offset by the sale of Dalton in October 1997. Automotive Products net sales for the third quarter of 1998 increased 40.6% to $73.6 million from $52.3 million in the third quarter of 1997 primarily due to increased volume associated with above normal volume to General Motors and General Motor suppliers following the settlement of General Motor labor disputes. This extraordinary high level of volume is not expected to continue. Technical Products net sales for the third quarter of 1998 increased 2.6% to $19.8 million from $19.3 million in the third quarter of 1997 primarily due to increased net sales volume for felted, gasketing, and sealing products.

       Gross profit as a percentage of net sales decreased to 15.4% for the third quarter of 1998 from 16.3% in the third quarter of 1997 primarily due to
(i) a $2.2 million increase in cost of goods sold for the Company's operations in Mexico; (ii) operating inefficiencies and logistics costs of $2.5 million associated with the sales of juvenile and other consumer products sold through mass merchandisers and discount stores; and (iii) a shift in product mix for 1998 as a result of the Crain Acquisition. Crain's principal product lines, bedding, furniture and carpet cushion, have inherently lower gross profit margins than the Company's historical gross profit margins.

       Income from operations increased to $27.3 million for the third quarter of 1998 from $22.3 million in the third quarter of 1997. The increase primarily reflected the impact of the Crain Acquisition, partially offset by the items discussed above.

       Income before extraordinary loss decreased to $3.4 million for the third quarter of 1998 as compared to $6.5 million for the third quarter of 1997. This $3.1 million decrease is primarily due to the increase in income from operations of $5.0 million discussed above offset by (i) an increase of approximately $6.3 million in interest and debt issuance expense, (ii) an increase in other expense of $3.5 million, and (iii) a decrease in provision for income taxes of $1.7 million. The increase in other expense is due primarily to (i) $1.1 million of foreign currency losses in Mexico and Canada, (ii) $1.1 million in fees associated with financial and legal advisors used by the Company in connection with the proposed Merger, and (iii) a $1.0 million reduction in the value of the Company's investment in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the Trace Global Opportunities Fund. The increase in interest and debt issuance expense is primarily due to the debt incurred in connection with the Crain Acquisition offset by the favorable effects of the June 1997 refinancing plan.

Year to Date Period Ended September 30, 1998 Compared to Year to Date Period Ended September 28, 1997

Results of Operations

       Net sales for the year to date period ended September 30, 1998 were $943.3 million as compared to $702.4 million for the year to date period ended September 28, 1997, an increase of $240.8 million or 34.3%. Foam Products net sales for the year to date period ended September 30, 1998 increased 76.0% to $457.0 million from $259.7 million for the year to date period ended September 28, 1997 primarily due to the net sales from the Crain Acquisition, which occurred in December 1997 and increased volume from national bedding customers and fabricators. Carpet Cushion Products net sales for the year to date period ended September 30, 1998 increased 5.1% to $225.9 million from $214.9 million for the year to date period ended September 28, 1997 primarily due to net sales from the Crain Acquisition offset by (i) the sale of Dalton in October 1997,
(ii) reductions in rebond selling prices as compared to 1997, and (iii) changes in product mix. Automotive Products net sales for the year to date period ended September 30, 1998 increased 16.3% to $199.3 million from $171.4 million for the year to date period ended September 28, 1997 primarily due to increased volume of laminated products. Technical Products net sales for the year to date period ended September 30, 1998 increased 8.2% to $61.1 million from $56.4 million for the year to date period ended September 28, 1997 primarily due to increased net sales volume for felted, gasketing, and sealing products.

       Gross profit as a percentage of net sales decreased to 16.5% for the year to date period ended September 30, 1998 from 17.9% in the year to date period ended September 28, 1997 primarily due to (i) a $2.2 million increase in cost of goods sold recorded during the third quarter of 1998 for the Company's operations in Mexico; (ii) operating inefficiencies and logistics costs of $2.5 million recorded during the third quarter of 1998 associated with the sales of juvenile and other consumer products sold through mass merchandisers and discount stores; and (iii) the shift in product mix for 1998 as a result of the Crain Acquisition. Crain's principal product lines, bedding, furniture and carpet cushion, have inherently lower gross profit margins than the Company's historical gross profit margins. The 1998 gross profit percentage was also impacted by the Company carrying the full operating costs of both organizations. The implementation of restructuring/consolidation programs were a favorable factor.

       Income from operations increased to $87.7 million for the year to date period ended September 30, 1998 from $77.8 million in the year to date period ended September 28, 1997. The increase primarily reflected the impact of the Crain Acquisition, partially offset by the items discussed above.

       Income before extraordinary loss decreased to $17.7 million for the year to date period ended September 30, 1998 as compared to $24.1 million for the year to date period ended September 28, 1997. The decrease is primarily due to an increase in income from operations of $9.9 million discussed above offset by
(i) an increase of approximately $13.7 million in interest and debt issuance expense, (ii) an increase in other expense of $6.4 million; and (iii) a decrease in provision for income taxes of $3.7 million. The increase in other expense is due primarily to (i) $2.0 million of costs associated with the GFI Transaction,
(ii) $0.9 million of foreign currency losses in Mexico and Canada, (iii) $1.1 million in fees associated with financial and legal advisors used by the Company in connection with the proposed Merger, and (iv) a $1.0 million reduction in the value of the Company's investment in the Trace Global Opportunities Fund. The increase in interest and debt issuance expense is primarily due to the debt incurred in connection with the Crain Acquisition offset by the favorable effects of the June 1997 refinancing plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

       Liquidity and Capital Resources

       The Company is a holding company whose operations are conducted through two wholly owned subsidiaries, Foamex L.P. and Foamex Carpet. The liquidity requirements of the Company consist primarily of the operating cash requirements of its two principal subsidiaries.

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

       Cash and cash equivalents decreased $2.0 million during 1998 to $10.0 million at September 30, 1998 from $12.0 million at December 28, 1997 primarily due to cash used for capital expenditures, the Crain Acquisition and an increase of cash used by the operating assets and liabilities (as defined below) offset by increased borrowings. Working capital increased $60.8 million during 1998 to $199.3 million at September 30, 1998 from $138.5 million at December 28, 1997 primarily due to an increase in net operating assets of $44.1 million and a net increase in other current assets and liabilities of $16.3 million. The net increase in other current assets and liabilities is primarily associated with the timing of payments for interest, prepaid expenses and accrued liabilities and the receipt of cash for other receivables. The increase in net operating assets (comprised of accounts receivable, inventories and accounts payable) of $60.8 million during 1998 to $208.4 million at September 30, 1998 from $164.3 million at December 28, 1997 was primarily due to increases in accounts receivable and inventories aggregating $39.7 million and a decrease in accounts payable of $4.3 million. The increase in accounts receivable is primarily due to an increase in net sales for September 1998 as compared to December 1997. The increase in inventories is primarily due to increased purchases of raw materials associated with potential price increases. The decrease in accounts payable is primarily due to the timing of payments.

       As of September 30, 1998, there were $137.0 million of revolving credit borrowings under the Credit Facility and approximately $50.0 million associated with letters of credit outstanding which are supported by the Credit Facility with unused availability of approximately $73.1 million. As of September 30, 1998, Foamex Carpet Credit Facility had unused availability of approximately $19.2 million. Borrowings by Foamex Canada Inc. as of September 30, 1998 were $3.6 million under Foamex Canada Inc.'s revolving credit agreement with unused availability of approximately $1.7 million.

       Cash flow used for operating activities was $17.7 million for the year to date period ended September 30, 1998 as compared to cash used of $12.2 million for the year to date period ended September 28, 1997. This

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

decrease is primarily due to changes in the components of working capital primarily related to (i) cash used for the increase in accounts receivable and other receivables associated with the timing of receipts and (ii) a reduction in accounts payable associated with the timing of payments.

       Cash flow used for investing activities increased to $26.7 million for the year to date period ended September 30, 1998 from cash used of $21.7 million for the year to date period ended September 28, 1997 primarily due to $4.4 million paid in 1998 in connection with the Crain Acquisition offset by (i) a decrease in restricted cash in 1997 of $12.1 million used to repay long-term debt and (ii) cash paid in connection with a loan to shareholder of $5.0 million in 1997.

       Cash flow provided by financing activities increased to $42.4 million for the year to date period ended September 30, 1998 as compared to cash provided of $13.6 million for the year to date period ended September 28, 1997. This is primarily associated with increased borrowings in 1998 under the revolving credit facility to fund working capital needs of the Company, including the operations of Crain acquired in December 1997, and $28.7 million used to fund the GFI Transaction.

       Certain credit agreements and promissory notes of Foamex L.P. and/or Foamex Carpet pursuant to which approximately $500.0 million of debt has been issued, contain provisions that would result in the acceleration of such indebtedness if Trace were to cease to own at least 30% of the Company's outstanding common stock. Similarly, certain indentures of Foamex L.P. and Foamex Capital Corporation relating to approximately $248.0 million of senior subordinated notes contain provisions that provide the holders of such senior subordinated notes with the right to require the issuers thereof to repurchase such senior subordinated notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if Trace Holdings falls below certain specified ownership levels of common stock and other persons or groups own a greater percentage of common stock than Trace Holdings. Trace Holdings has informed the Company that it has substantial debt obligations due at the end of December 1998 and currently does not have the financial resources to pay these obligations. Trace Holdings intends to seek waivers and/or modifications of such indebtedness; however, there can be no assurance that such waivers and/or modifications will be received. If Trace
Holdings were to default on its indebtedness and the holders of such indebtedness or other Trace Holdings creditors were to foreclose on or otherwise attach the Company's common stock owned by Trace Holdings, such event could trigger the acceleration and put rights described above. Although management believes that its debt obligations would be refinanced by the Company under such circumstances, there can be no assurance that the Company or its subsidiaries would be able to do so. Trace Holdings has informed the Company that it anticipates that if the proposed merger is consummated it will be able to satisfy or restructure its outstanding obligations.

       Interest Rate Swaps

       In September 1998, the Company sold its existing interest rate swap agreement for a net gain of approximately $1.0 million which is being amortized over the life of the debt.

       The effect of the Company's interest rate swap agreements were decreases in interest and debt issuance expense of $0.3 million and $0.5 million for the quarterly periods ended September 30, 1998 and September 28, 1997, respectively, and $0.7 million and $2.2 million for the year to date periods ended September 30, 1998 and September 28, 1997, respectively.

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

including those described in the footnotes to the Company's condensed consolidated financial statements, the Company believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position.

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

and is assessing the readiness of critical suppliers, there can be no assurance that third parties with a significant business relationship will successfully test, reprogram, and replace all of their IT and non-IT systems on a timely basis. As part of the overall readiness, the Company is in the process of developing contingency plans in the event of Year 2000 non-compliance of certain systems or third parties. Details of such contingency plans will be determined after the Steering Committee has completed its assessment of both internal and third party systems and the potential for possible failures.

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

Part II - Other Information

Item 1.    Legal Proceedings

           Reference is made to the description of the legal proceedings contained in the Company's Annual Report on Form 10-K/A-3 for the fiscal year ended December 28, 1997 and in the Company's Quarterly Report on Form 10-Q/A-2 for the fiscal quarter ended June 28, 1998.

           The information from Notes 7 and 8 of the condensed consolidated financial statements of the Company as of September 30, 1998 (unaudited) is incorporated herein by reference.

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

10.11.1(o) - Employment Agreement,  dated as of February 1, 1994, by and between
           Foamex L.P. and William H. Bundy.
10.12.1(a) - Warrant Exchange  Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and Marely.
10.12.2(a) - Warrant Exchange  Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and DLJ Funding.
10.13(t) - Warrant Agreement, dated as of June 28, 1994, by and between Foamex International and Shawmut Bank.
10.14(o) - Stock Purchase Agreement, dated as of December 23, 1993, by and between Transformacion de Espumas u Fieltros, S.A., the stockholders which are parties thereto, and Foamex L.P.
10.15.1(r) - Asset Purchase Agreement, dated as of August 29, 1997, by and among
           General Felt, Foamex L.P., Bretlin, Inc. and The Dixie Group. 10.15.2(s) - Addendum to Asset Purchase Agreement, dated as of October 1, 1997, by and among General Felt, Foamex L.P., Bretlin, Inc. and The Dixie Group.
10.16.1(x) - Supply  Agreement,  dated as of February 27,  1998,  by and between
           Foamex L.P. and General Felt (as assigned to Foamex Carpet). 10.16.2(x) - Administrative Services Agreement, dated as of February 27, 1998, by and between Foamex L.P. and General Felt (as assigned to Foamex Carpet).
10.17(y) - Tax Sharing Agreement, dated as of February 27, 1998, between Foamex International and Foamex Carpet.
10.18.1(w) - Joint Venture  Agreement between Hua Kee Company Limited and Foamex
           Asia, Inc., dated as of July 8, 1997.
10.18.2(w) - Loan  Agreement  between Hua Kee Company  Limited and Foamex  Asia,
           Inc., dated as of July 8, 1997.
27 - Amended Financial Data Schedule for the year to date period ended September 30, 1998.

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


                                           FOAMEX INTERNATIONAL INC.


Date:   November 2, 1999                   By:/s/ George L. Karpinski
                                              ----------------------------------
                                              George L. Karpinski
                                              Senior Vice President, Treasurer
                                              and Assistant Secretary