Form 10-Q
period 1999-09-30
FOAMEX INTERNATIONAL INC
filed 1999-11-12
CIK 912908

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                         Commission file number 0-22624



                            FOAMEX INTERNATIONAL INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




       Delaware                                           05-0473908
-------------------------------                     ------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification Number)


1000 Columbia Avenue
Linwood, PA                                                 19061
-------------------------------                     ------------------------
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

The number of shares of the registrant's common stock outstanding as of November 5, 1999 was 25,052,991.

                            FOAMEX INTERNATIONAL INC.

                                      INDEX
                                                                                                               Page

Part I.  Financial Information

         Item 1.  Financial Statements.

              Condensed Consolidated Statements of Operations (unaudited) -
                Three and Nine Months Ended September 30, 1999 and 1998                                           3

              Condensed Consolidated Balance Sheets (unaudited) -
                as of September 30, 1999 and December 31, 1998                                                    4

              Condensed Consolidated Statements of Cash Flows (unaudited) -
                Nine Months Ended September 30, 1999 and 1998                                                     5

              Notes to Condensed Consolidated Financial Statements (unaudited)                                    6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                   of Operations.                                                                                18

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                    27

Part II.  Other Information                                                                                      28

          Item 1.  Legal Proceedings.                                                                            28

          Item 6.  Exhibits and Reports on Form 8-K.                                                             28

Signatures                                                                                                       29

Exhibits                                                                                                         30



PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                                     (thousands except per share data)

                                                  Three Months Ended              Nine Months Ended
                                             September 30,   September 30,    September 30,  September 30,
                                                  1999           1998             1999           1998
                                               ---------       ---------       ---------      ---------
NET SALES                                      $ 326,949       $ 332,510       $ 962,841      $ 943,279

COST OF GOODS SOLD                               278,136         281,191         826,654        787,424
                                               ---------       ---------       ---------      ---------

GROSS PROFIT                                      48,813          51,319         136,187        155,855

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                        19,484          24,006          56,778         68,855

RESTRUCTURING AND OTHER CHARGES (CREDITS)          2,988              --          10,112           (700)
                                               ---------       ---------       ---------      ---------

INCOME FROM OPERATIONS                            26,341          27,313          69,297         87,700

INTEREST AND DEBT ISSUANCE EXPENSE                18,740          18,402          54,111         53,210

OTHER INCOME (EXPENSE), NET                         (459)         (3,200)          2,605         (4,945)
                                               ---------       ---------       ---------      ---------

INCOME BEFORE PROVISION FOR INCOME TAXES           7,142           5,711          17,791         29,545

PROVISION FOR INCOME TAXES                         1,014           2,285           2,473         11,816
                                               ---------       ---------       ---------      ---------

INCOME BEFORE EXTRAORDINARY LOSS                   6,128           3,426          15,318         17,729

EXTRAORDINARY LOSS ON EARLY
   EXTINGUISHMENT OF DEBT,
   NET OF INCOME TAXES                                --              --              --         (1,917)
                                               ---------       ---------       ---------      ---------

NET INCOME                                     $   6,128       $   3,426       $  15,318      $  15,812
                                               =========       =========       =========      =========

BASIC EARNINGS PER SHARE:
   INCOME BEFORE EXTRAORDINARY LOSS            $    0.24       $    0.14       $    0.61      $    0.71
   EXTRAORDINARY LOSS                                 --              --              --          (0.08)
                                               ---------       ---------       ---------      ---------
   EARNINGS PER SHARE                          $    0.24       $    0.14       $    0.61      $    0.63
                                               =========       =========       =========      =========

WEIGHTED AVERAGE NUMBER OF SHARES                 25,053          25,015          25,053         24,989
                                               =========       =========       =========      =========

DILUTED EARNINGS PER SHARE:
   INCOME BEFORE EXTRAORDINARY LOSS            $    0.24       $    0.13       $    0.61      $    0.67
   EXTRAORDINARY LOSS                                 --              --              --          (0.07)
                                               ---------       ---------       ---------      ---------
   EARNINGS PER SHARE                          $    0.24       $    0.13       $    0.61      $    0.60
                                               =========       =========       =========      =========

WEIGHTED AVERAGE NUMBER OF SHARES
   AND EQUIVALENTS                                25,342          26,118          25,229         26,146
                                               =========       =========       =========      =========

                       The accompanying notes are an integral part of the condensed consolidated financial statements.

                             FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
                                (thousands, except number of shares)

                                                                     September 30,      December 31,
ASSETS                                                                   1999               1998
CURRENT ASSETS:
   Cash and cash equivalents                                         $     4,240       $    12,572
   Accounts receivable, net of allowance of $8,544 in 1999
     and $11,630 in 1998                                                 196,474           185,158
   Inventories                                                           104,458           136,658
   Other current assets                                                   31,096            38,978
                                                                     -----------       -----------
       Total current assets                                              336,268           373,366
                                                                     -----------       -----------

PROPERTY, PLANT AND EQUIPMENT                                            382,529           386,873
LESS ACCUMULATED DEPRECIATION                                           (159,741)         (144,700)
                                                                     -----------       -----------
    NET PROPERTY, PLANT AND EQUIPMENT                                    222,788           242,173

COST IN EXCESS OF ASSETS ACQUIRED, net of accumulated
amortization of $21,495 in 1999 and $17,131 in 1998                      216,882           220,934

DEBT ISSUANCE COSTS, net of accumulated
amortization of $5,538 in 1999 and $3,038 in 1998                         20,344            14,852

OTHER ASSETS                                                              23,428            23,640
                                                                     -----------       -----------

TOTAL ASSETS                                                         $   819,710       $   874,965
                                                                     ===========       ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Short-term borrowings                                             $     3,636       $     2,957
   Current portion of long-term debt                                      12,543           690,248
   Current portion of long-term debt - related party                      10,530            98,935
   Accounts payable                                                      119,541           149,268
   Accrued interest                                                        7,774             7,851
   Other accrued liabilities                                              76,062            79,178
                                                                     -----------       -----------
       Total current liabilities                                         230,086         1,028,437

LONG-TERM DEBT                                                           655,199             8,240

LONG-TERM DEBT - RELATED PARTY                                            81,385                --

OTHER LIABILITIES                                                         40,667            42,407
                                                                     -----------       -----------

       Total liabilities                                               1,007,337         1,079,084
                                                                     -----------       -----------

COMMITMENTS AND CONTINGENCIES                                                 --                --
                                                                     -----------       -----------

STOCKHOLDERS' DEFICIT:
   Preferred Stock, par value $1.00 per share:
     Authorized 5,000,000 shares - none issued                                --                --
   Common Stock, par value $.01 per share:
     Authorized 50,000,000 shares
     Issued 27,041,991 and 27,005,752 shares, respectively;
     Outstanding 25,052,991 and 25,016,752 shares, respectively              270               270
   Additional paid-in capital                                             87,243            86,990
   Accumulated deficit                                                  (222,343)         (237,661)
   Accumulated other comprehensive income (loss)                         (24,374)          (24,721)
   Other                                                                 (28,423)          (28,997)
                                                                     -----------       -----------

       Total stockholders' deficit                                      (187,627)         (204,119)
                                                                     -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $   819,710       $   874,965
                                                                     ===========       ===========

                    The accompanying notes are an integral part of the condensed consolidated financial statements.

                           FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                           (thousands)

                                                                         Nine Months Ended
                                                                   September 30,   September 30,
                                                                       1999            1998
OPERATING ACTIVITIES
   Net income                                                       $  15,318       $  15,812
   Adjustments to reconcile net income to net cash provided
       by (used for) operating activities:
       Depreciation and amortization                                   25,772          25,624
       Amortization of debt issuance costs, debt discount,
          debt premium and deferred swap adjustments                      696             (16)
       Asset writedowns and other charges                               2,073              --
       Gain on sale of assets                                          (4,217)             --
       Extraordinary loss on early extinguishment of debt                  --           1,579
       Other operating activities                                       2,703          15,660
       Changes in operating assets and liabilities, net                (6,761)        (76,353)
                                                                    ---------       ---------

          Net cash provided by (used for) operating activities         35,584         (17,694)
                                                                    ---------       ---------

INVESTING ACTIVITIES
   Capital expenditures                                               (14,861)        (23,173)
   Acquisitions, net of cash acquired                                      --          (4,399)
   Proceeds from sale of assets                                        16,313              --
   Other investing activities                                             924             832
                                                                    ---------       ---------

          Net cash provided by (used for) investing activities          2,376         (26,740)
                                                                    ---------       ---------

FINANCING ACTIVITIES
   Net proceeds from short-term borrowings                                679             185
   Net proceeds from (repayments of) revolving loans                  (14,332)         81,489
   Proceeds from long-term debt                                            --         129,000
   Repayment of long-term debt                                        (15,862)       (134,845)
   Repayment of long-term debt - related party                         (7,020)         (3,510)
   Dividends paid                                                          --          (1,246)
   Cash overdrafts                                                     (2,017)             --
   Transfer of General Felt                                                --         (28,698)
   Debt issuance costs                                                 (7,993)         (1,598)
   Other financing activities                                             253           1,657
                                                                    ---------       ---------

          Net cash provided by (used for) financing activities        (46,292)         42,434
                                                                    ---------       ---------

CASH AND CASH EQUIVALENTS
Net increase (decrease)                                                (8,332)         (2,000)
Beginning of year                                                      12,572          12,044
                                                                    ---------       ---------
End of period                                                       $   4,240       $  10,044
                                                                    =========       =========

                  The accompanying notes are an integral part of the condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


1.     ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation

       The condensed consolidated financial statements are unaudited, but in the opinion of management include all adjustments necessary to present fairly Foamex International Inc.'s (the "Company") financial position and results of operations. These interim financial statements should be read in conjunction with the financial statements and related notes included in the 1998 Form 10-K. Results for interim periods are not necessarily indicative of trends or of results for a full year.

Reporting Period

       Effective September 1998, the annual reporting period was changed from a fifty-two or fifty-three week fiscal year ending on the Sunday closest to the end of the calendar year to a calendar year ending on December 31. This change was effective for the third fiscal quarter of 1998, which ended on September 30, 1998.

Potential Business Combinations

       On August 5, 1999, the Company announced that its Board of Directors signed a letter of intent with Sorgenti Chemical Industries, LLC and Liberty Partners Holdings 20, LLC (collectively, the "Purchasers") for a business combination providing for $11.50 per share for all of the Company's outstanding common stock. The transaction is subject to due diligence, the execution of definitive agreements and other conditions. Under the terms of the letter of intent, if the Company enters into a business combination with another party, the Purchasers will be entitled to a break-up fee of $6.0 million plus reimbursement of certain expenses, subject to certain conditions.

       The transaction is subject to a number of conditions, including the negotiation of definitive documents that will contain certain conditions relating to the bank credit facilities and the public debt of the Company's subsidiaries. Additional issues that will need to be addressed include, minimum shareholder acceptance, change of board membership, and other provisions providing for a higher break-up fee and expense reimbursement if the Company enters into a business combination providing a more favorable transaction. The definitive buyout agreement will require appropriate filings with the Securities and Exchange Commission and other regulatory agencies.

       On November 1, 1999, the Company announced that the letter of intent expired by its terms. However, the Purchasers requested an extension of the letter of intent until December 15, 1999. The parties agreed to the extension and are continuing discussions towards a possible transaction.

       Also on November 1, 1999, the Company announced that it has authorized a due diligence review for a possible business combination led by John G. Johnson, Jr., President and Chief Executive Officer of the Company. Mr. Johnson has informed the Board of Directors that he is working with various possible sources of equity funding, but that he has no firm commitments for the financing of a transaction. No formal proposal has been made to the Company by Mr. Johnson.

       The accompanying financial statements and notes have been prepared assuming a going-concern basis and do not recognize the impact of the potential business combinations.

Going Concern Issue - Financial Condition

       As of December 31, 1998, certain subsidiaries were not in compliance with various debt covenants included in agreements totaling $480.4 million. Had the lenders under these debt agreements accelerated the maturity of their indebtedness as a result of the subsidiaries' noncompliance, the acceleration would have constituted an event of default and given the holders the right to require the repurchase of substantially all of the Company's subsidiaries' long-term debt. As a result of these factors, approximately $771.1 million of long-term debt at December 31, 1998 was classified as a current liability in the consolidated balance sheet, which produced a working capital deficit. These issues raised substantial doubt at year-end 1998 about the Company's ability to continue as a going concern.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


1.     ORGANIZATION AND BASIS OF PRESENTATION (continued)

       In response to these financial conditions, amendments to debt agreements were executed during the first half of 1999, as discussed in Note 8. Additionally, the Company generated net income, provided over $35.0 million of cash flow from operations and reduced total debt by 5% from the beginning of the year. The combination of debt amendments, year to date results and management's expectations regarding compliance with debt covenants in future measurement periods represented an improved financial position relative to year-end 1998. Accordingly, $749.8 million of debt at the end of the second quarter 1999 and approximately $736.6 million of debt at the end of the third quarter 1999 were classified as long term.

Going Concern Issue - Change In Control

       Trace International Holdings, Inc. ("Trace") is a privately held company which owns approximately 46.1% of the Company's outstanding voting common stock and whose Chairman also serves as the Company's Chairman. The Company's common stock owned by Trace is pledged as collateral against certain of Trace's obligations. Certain credit agreements and promissory notes of the Company's subsidiaries, pursuant to which approximately $481.8 million of debt was outstanding as of September 30, 1999, contain provisions that would result in the acceleration of such indebtedness if a person or group other than Trace were to beneficially own more than 25% of the Company's outstanding voting stock and a greater percentage of such voting stock than the amount beneficially owned by Trace. Additionally, certain indentures of Foamex L.P. and Foamex Capital Corporation relating to senior subordinated notes of $248.0 million contain provisions that provide the holders of such notes with the right to require the issuers to repurchase such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if a person or group other than Trace were to beneficially own more than 25% of the Company's outstanding voting stock and a greater percentage of such voting stock than the amount beneficially owned by Trace.

       The Company was informed by Trace that it filed a petition for relief under Chapter 11 of the Bankruptcy Code in Federal Court in New York City on July 21, 1999. Trace's bankruptcy filing does not constitute a change of control under the provisions of the debt agreements unless the bankruptcy court allows Trace's creditors to foreclose on and take ownership of the Company's common stock owned by Trace, or otherwise authorizes a sale or transfer of these shares to a person or group other than Trace which would acquire more than 25% of the Company's outstanding voting stock and a greater percentage of such voting stock than the amount beneficially owned by Trace. According to a filing made with the bankruptcy court on November 2, 1999, two of Trace's creditors have petitioned the bankruptcy court to permit such creditors to foreclose on and take ownership of the shares of common stock pledged to them, representing approximately 17% of the Company's outstanding voting stock.

       The Company will seek to resolve the issues that may arise if the "change of control" provisions are triggered in the future, including waivers of such provisions and/or refinancing certain debt, if necessary. Although management believes that its subsidiaries' debt obligations could be refinanced if accelerated as a result of the "change of control" provisions, there can be no assurance that the Company or its subsidiaries will be able to do so, or that the Company will be able to obtain waivers of such provisions. The accompanying financial statements were prepared on a going-concern basis and do not include any adjustments that might result from the outcome of the Trace bankruptcy filing.

2.     ASSET SALE

       On March 31, 1999, the Company sold its corporate airplane for $16.3 million and recorded a gain of approximately $4.2 million. The gain was recognized in other income (expense) in the condensed consolidated statements of operations. Debt associated with the airplane of $8.9 million was repaid with a portion of the proceeds.

       The  sale  of  the  airplane   triggered  an   obligation   to  Trace  of
approximately $0.6 million. Under the terms of the airplane acquisition agreement, the Company was obligated to share the net proceeds in excess of a specified amount defined in the agreement. The obligation was offset against Trace's two promissory notes payable to Foamex L.P.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


3.     INCOME TAXES

       The provision for income taxes in 1999 was based on year to date results. The 1999 effective tax rate was reduced by the partial reversal of the deferred tax asset valuation allowance recognized in 1998. The valuation allowance was reduced to reflect the utilization of Federal loss carryforwards that reduced the current tax component of the Federal tax provision. Additionally, the valuation allowance was reduced to offset the net deferred Federal tax liability generated in 1999.

4.     EARNINGS PER SHARE

       The following table shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                     Three Months Ended             Nine Months Ended
                                               September 30,   September 30,    September 30,   September 30,
                                                   1999            1998             1999              1998
                                                 -------          -------          -------          -------
                                                           (thousands, except per share amounts)
Basic earnings per share:
  Net income                                     $ 6,128          $ 3,426          $15,318          $15,812
                                                 =======          =======          =======          =======

  Average common stock outstanding                25,053           25,015           25,053           24,989
                                                 =======          =======          =======          =======

  Basic earnings per share                       $  0.24          $  0.14          $  0.61          $  0.63
                                                 =======          =======          =======          =======

Diluted earnings per share:
  Net income available for common stock
    and dilutive securities                      $ 6,128          $ 3,426          $15,318          $15,812
                                                 =======          =======          =======          =======

  Average common stock outstanding                25,053           25,015           25,053           24,989

  Common stock equivalents resulting
    from stock options and warrants                  289            1,103              176            1,157
                                                 -------          -------          -------          -------

  Average common stock and dilutive
    equivalents                                   25,342           26,118           25,229           26,146
                                                 =======          =======          =======          =======

  Diluted earnings per share                     $  0.24          $  0.13          $  0.61          $  0.60
                                                 =======          =======          =======          =======

5.     COMPREHENSIVE INCOME

       The components of comprehensive income are listed below.

                                                       Three Months Ended                 Nine Months Ended
                                                 September 30,   September 30,     September 30,   September 30,
                                                      1999            1998             1999              1998
                                                    --------        --------         ----------       ---------
                                                                           (thousands)
       Net income                                    $ 6,128         $ 3,426            $15,318         $15,812
       Foreign currency translation adjustments         (464)         (1,130)               347            (900)
                                                    --------        --------         ----------       ---------
       Total comprehensive income                    $ 5,664         $ 2,296            $15,665         $14,912
                                                     =======         =======            =======         =======

6.     RESTRUCTURING AND OTHER CHARGES (CREDITS)

       The Company approved and began implementing a restructuring plan during the first quarter of 1999 to reduce selling, general and administrative expenses and other overhead costs. During the first quarter of 1999, restructuring and other charges of approximately $3.5 million were recognized related primarily to severance in

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


6.      RESTRUCTURING AND OTHER CHARGES (CREDITS) (continued)

connection with replacing the Company's former Chief Executive Officer and work force reductions of approximately 81 employees.

       During the second quarter of 1999, restructuring and other charges of approximately $3.7 million were recognized. The provision included $1.3 million of severance costs in connection with additional work force reductions of approximately 64 employees, $2.3 million of costs associated with the closure of two additional manufacturing operations and facilities and $0.1 million of other charges.

       In the third quarter of 1999, restructuring and other charges of approximately $3.0 million were recognized. The third quarter provision is comprised of $1.6 million of severance costs in connection with additional work force reductions of approximately 8 employees, $0.9 million of costs associated with the closure of Foamex L.P.'s New York office and $0.5 million of other charges.

       Approximately $4.3 million of severance costs incurred in 1999 have been paid as of September 30, 1999. Approximately $1.5 million of the total 1999 severance costs primarily relate to contractual severance costs payable to the Company's former Chief Executive Officer, which will be paid through March 2001. The Company may record additional restructuring charges as it finalizes implementation of its restructuring plan.

7.     INVENTORIES

       The components of inventory are listed below.

                                                                        September 30,            December 31,
                                                                             1999                   1998
                                                                                    (thousands)
       Raw materials and supplies                                          $ 69,278                $ 99,997
       Work-in-process                                                       12,354                  12,188
       Finished goods                                                        22,826                  24,473
                                                                           --------                --------
       Total                                                               $104,458                $136,658
                                                                           ========                ========

8.     LONG-TERM DEBT

       Long-term debt consists of:

                                                                          September 30,          December 31,
                                                                              1999                   1998
                                                                          -----------             ----------
       Foamex L.P. Amended Credit Facility:                                          (thousands)
         Term Loan B                                                         $ 82,084              $ 82,714
         Term Loan C                                                           74,622                75,194
         Term Loan D                                                          108,075               108,900
         Revolving credit facility                                            122,414               139,438
       Foamex Carpet Amended Credit Facility                                    2,692                     -
       9 7/8% Senior subordinated notes due 2007                              150,000               150,000
       13 1/2% Senior subordinated notes due 2005 (includes
         $10,549 and $11,893 of unamortized debt premium)                     108,549               109,893
       Industrial revenue bonds                                                 7,000                 7,000
       Subordinated note payable (net of unamortized
         debt discount of $280 and $523)                                        4,396                 6,491
       Other                                                                    7,910                18,858
                                                                          -----------             ---------
                                                                              667,742               698,488

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


8.     LONG-TERM DEBT (continued)

                                                   September 30,      December 31,
                                                       1999               1998
                                                     --------          --------
                                                             (thousands)
Less current portion                                   12,543           690,248
                                                     --------          --------

Long-term debt-unrelated parties                     $655,199          $  8,240
                                                     ========          ========

Long-term debt - related party consists of:

Foamex/GFI Note                                      $ 34,000          $ 34,000
Note payable to Foam Funding LLC                       57,915            64,935
                                                     --------          --------
                                                       91,915            98,935

Less current portion                                   10,530            98,935
                                                     --------          --------

Long-term debt - related party                       $ 81,385          $     --
                                                     ========          ========

       Foamex L.P. amended its credit facility (the "Foamex L.P. Amended Credit Facility"), as of June 30, 1999, and modified the financial covenants for net worth and interest, fixed charge coverage and leverage ratios through December 2006. An earnings requirement, as defined in the debt agreement, was added through September 30, 1999. Foamex L.P. was in compliance with the interim requirement at the end of the third quarter 1999. Effective January 1, 2000, the interest rate on outstanding borrowings under the Foamex L.P. Amended Credit Facility will increase by 25 basis points each quarter that Foamex L.P.'s leverage ratio exceeds 5.00 to 1.00. Once the leverage ratio is reduced below this level, the cumulative amount of any 25 basis point adjustments to the interest rate on borrowings would be eliminated. The agreement was also amended to no longer permit Foamex L.P. to make certain cash payments, including the payment of an annual management fee to a subsidiary of Trace (totaling $3.0 million in 1998) and distributions to the Company, and to limit future investments in foreign subsidiaries and joint ventures. The "change of control" definition under the agreement was also modified. Revolver borrowings under the credit facility totaled $122.4 million at the end of the third quarter of 1999. The weighted average interest rate on these obligations was 8.8% and $17.5 million was available for additional borrowings.

       During 1999, the Foamex/GFI Note was amended to incorporate the same change in control provisions that are included in the Foamex L.P. Amended Credit Facility.

       Foamex Carpet Cushion, Inc. (Foamex Carpet") amended is credit facility (the "Foamex Carpet Amended Credit Facility") and note payable to Foam Funding LLC, as of June 30, 1999, and modified the financial covenants for net worth and interest, fixed charge coverage and leverage ratios through February 2004. An earnings requirement, as defined in the debt agreement, was added through September 30, 1999. Foamex Carpet was in compliance with the interim requirement at the end of the third quarter 1999. Also, effective June 30, 1999, the interest rate on outstanding borrowings under the Foamex Carpet Amended Credit Facility increased by 25 basis points. The Foamex Carpet Amended Credit Facility and the amendment to the note payable to Foam Funding LLC also modified the "change of control" definition under the agreements. Borrowings under the credit facility totaled $2.7 million at the end of the third quarter of 1999. The weighted average interest rate on these obligations was 9.2% and $11.9 million was available for additional borrowings.

       The Company continues to be subject to covenants contained in various debt agreements that limit, among other things to varying degrees, the ability of the Company's subsidiaries (a) to pay distributions or redeem partnership interests, (b) to make certain restrictive payments or investments, (c) to incur additional indebtedness or issue Preferred Equity Interest, as defined, (d) to merge, consolidate or sell all or substantially all of its assets or (e) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


8. LONG-TERM DEBT (continued)

       Certain of the Company's Mexican subsidiaries were in default of financial covenant provisions contained in loan agreements with a Mexican bank. Amendments to the loan agreements were finalized to modify the financial covenant provisions. As of September 30, 1999, these Mexican subsidiaries were in compliance with the financial covenant provisions under the loan agreements.

9.     SEGMENT RESULTS

       Segment results are presented below.

                                                   Carpet
                                         Foam      Cushion     Automotive    Technical
                                       Products    Products     Products      Products       Other         Total
                                      ----------  ---------   ------------   ----------    --------     ---------
                                                                       (thousands)
Third Quarter 1999
--------------------
Net sales                              $139,111     $70,160      $83,355       $24,322     $10,001      $326,949
Income (loss) from operations            16,228       2,497        6,832         6,438      (5,654)       26,341
Depreciation and amortization             4,512       1,587        1,370           736         769         8,974

Third Quarter 1998
--------------------
Net sales                              $159,954     $76,890      $69,843       $19,891      $5,932      $332,510
Income (loss) from operations            20,944       5,159        3,775         3,662      (6,227)       27,313
Depreciation and amortization             4,572       1,582        1,360           730         610         8,854

Year to Date 1999
--------------------
Net sales                              $406,295    $201,040     $262,936       $69,598     $22,972      $962,841
Income (loss) from operations            42,098       5,464       19,187        17,308     (14,760)       69,297
Depreciation and amortization            13,355       4,647        3,995         2,119       1,656        25,772

Year to Date 1998
--------------------
Net sales                              $442,991    $225,896     $197,447       $61,163     $15,782      $943,279
Income (loss) from operations            55,793      13,568       16,804        12,103     (10,568)       87,700
Depreciation and amortization            13,193       4,574        3,948         2,118       1,791        25,624

10.    STOCKHOLDERS' EQUITY (DEFICIT)

Warrants

       On July 1, 1999, 116,745 warrants for an aggregate of 600,000 shares of common stock expired without having been exercised. In addition, all remaining warrants outstanding to purchase approximately 1.2 million shares of common stock expired on October 12, 1999.

11.    RELATED PARTY TRANSACTIONS

Foam Funding LLC Debt

       In the third quarter of 1999, the subsidiaries of the Company paid $1.9 million of interest and $2.6 million of principal on notes payable to Foam Funding LLC. For the first three quarters of 1999, interest and principal payments totaled $5.6 million and $7.0 million, respectively.

       In the third quarter of 1998, subsidiaries of the Company paid $1.5 million of interest and $1.7 million of principal on notes payable to Foam Funding LLC. For the first three quarters of 1998, interest and principal payments totaled $3.6 million and $3.5 million, respectively.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


11.    RELATED PARTY TRANSACTIONS (continued)

Trace Management Fee

       Effective June 30, 1999, the Foamex L.P. Amended Credit Facility no longer permits Foamex L.P. to pay a management fee to a subsidiary of Trace in connection with a management agreement with a Trace subsidiary. The management fee was $3.0 million for the year ended December 31, 1998. On July 29, 1999, Foamex L.P. submitted to the Trace subsidiary formal notice of the termination of the management agreement.

New York Sublease

       Prior to September 30, 1999, Foamex L.P. subleased certain space in its New York office to Trace (the "New York Sublease"). Foamex L.P. gave notice on June 30, 1999 that if prior unpaid rent under the New York Sublease was not paid, Foamex L.P. intended to give notice pursuant to Article 7 of the New York Real Property Actions and Proceedings Law that the space be vacated by September 30, 1999. Trace complied with such request, and Foamex L.P. has closed its New York office and subleased the premises to a third party.

Trace Promissory Notes

       Note 2 includes disclosures regarding 1999 activity concerning Trace promissory notes payable to Foamex L.P. The Trace notes are included in the other component of stockholders' deficit, which is consistent with the recognition in prior years.

12.    COMMITMENTS AND CONTINGENCIES

Litigation - Shareholders

       During 1999, the Company received several communications addressed to its Board of Directors from certain of the Company's stockholders regarding aspects of the relationship between Trace and the Company. Such stockholders questioned the propriety of certain relationships and related transactions between Trace and the Company, which previously had been disclosed in the Company's periodic filings. On June 14, 1999, the Company received a draft complaint from counsel of certain stockholders naming the Company and certain current and former directors, which included allegations similar to those in the Second Amended Complaint, as defined below. The Company was advised by such counsel that such stockholders intended to file an action soon thereafter. On August 13, 1999, two stockholders filed an action on behalf of an alleged class of the Company's shareholders, entitled Watchung Road Associates, L.P. et al v. Foamex International Inc., et al., Civil Action No. 17370 (the "Watchung Complaint"), in the Court of Chancery of the State of Delaware, New Castle County. The suit names the Company, Mr. Marshall S. Cogan, Mr. Etienne Davignon, Mr. John Gutfreund, Mr. Robert Hay, Dr. Stuart Hershon, Mr. Jack Johnson, and Mr. John Tunney as defendants. The Watchung Complaint alleges that the individual defendants breached their fiduciary duties by agreeing to the potential buyout of the Company by Sorgenti Chemical Industries LLC and Liberty Partners L.P. (the "Sorgenti Transaction").

       The Watchung Complaint alleges that the Sorgenti Transaction's buy-out price of $11.50 per outstanding share is inadequate and fails to take into consideration claims the Company allegedly has a result of the supposed wrongful diversions of Company assets in the Company's dealings with Trace and its affiliates. The Watchung Complaint also alleges that the directors breached their fiduciary duties agreeing to the proposed Sorgenti Transaction without conducting an auction or active market check. The suit alleges that the board placed Mr. Cogan's interest ahead of those of the Company's stockholders, and alleges that a critical condition of the Sorgenti Transaction is a consulting agreement for Mr. Cogan. The Watchung suit seeks to enjoin the Sorgenti Transaction, seeks rescission or damages if the Sorgenti Transaction is consummated, and seeks an accounting from the directors for plaintiffs alleged losses. To date, no response to the Watchung Complaint has been made.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


12.    COMMITMENTS AND CONTINGENCIES (continued)

       On April 26, 1999, a putative securities class action entitled Molitor v. Foamex International Inc., et al., 99 Civ. 3004, was filed in the United States District court for the Southern District of New York naming as defendants the Company, Trace and certain officers and directors of the Company on behalf of stockholders who bought shares of the Company's common stock during the period from May 7, 1998 through and including April 16, 1999. The lawsuit alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by misrepresenting and/or omitting material information about the Company's financial situation and operations, with the result of artificially inflating the price of the Company's stock. The lawsuit also alleges that Trace and Marshall S. Cogan violated Section 20(a) of the Securities Exchange Act of 1934 as controlling persons of the Company. The complaint seeks class certification, a declaration that defendants violated the federal securities laws, an award of money damages, and costs and attorneys', accountants' and experts' fees. On May 18, 1999, a similar action entitled Thomas W. Riley v. Foamex International Inc., et al., 99 Civ. 3653 was filed in the same court. The two actions have been consolidated. To date, no response to the complaint has been made and no discovery or other proceedings has taken place. Plaintiffs have advised the Company that they plan to file a consolidated complaint within 45 days of October 7, 1999. After service, defendants will have 45 days to respond to the consolidated complaint.

       Beginning on or about March 17, 1998, six actions (collectively the "Shareholder Litigation") were filed in the Court of Chancery of the State of Delaware, New Castle County (the "Court"), by stockholders of the Company. The Shareholder Litigation, purportedly brought as class actions on behalf of all stockholders of the Company, named the Company, certain of its directors, certain of its officers, Trace and Trace Merger Sub, Inc. ("Merger Sub") as defendants alleging that they had breached their fiduciary duties to the plaintiffs and other stockholders of the Company unaffiliated with Trace in connection with the original proposal of Trace to acquire the publicly traded outstanding common stock of the Company for $17.00 per share under an Agreement and Plan of Merger (the "First Merger Agreement"). The complaints sought, among other things, class certification, a declaration that the defendants breached their fiduciary duties to the class, preliminary and permanent injunctions barring implementation of the proposed transaction, rescission of the transaction if consummated, unspecified compensatory damages, and costs and attorneys' fees. A stipulation and order consolidating these six actions under the caption In re Foamex International Inc. Shareholders Litigation, Consolidated Civil Action No. 16259NC, was entered by the Court on May 28, 1998.

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

       The Memorandum of Understanding also provided for certification of a class, for settlement purposes only, consisting of the Public Shares owned by stockholders of the Company unaffiliated with Trace and its subsidiaries (the "Public Shareholders"), the dismissal of the Shareholder Litigation with prejudice and the release by the plaintiffs and all members of the class of all claims and causes of action that were or could have been asserted against Trace, the Company and the individual defendants in the Shareholder Litigation or that arise out of the matters alleged by plaintiffs. Following the completion of the confirmatory discovery which was provided for in the Memorandum of Understanding, on September 9, 1998, the parties entered into a definitive Stipulation of Settlement and the Court set a hearing for October 27, 1998 to consider whether the settlement should be approved (the "Settlement Hearing"). In connection with the proposed settlement, the plaintiffs intended to apply for an award of attorney's fees and litigation expenses in an amount not to exceed $925,000, and the defendants agreed not to oppose this application. Additionally, the Company agreed to pay the cost, if any, of sending notice of the settlement to the Public Shareholders. On September 24, 1998, a Notice of Pendency of Class Action, Proposed Settlement of Class Action and Settlement Hearing was mailed to the members of the settlement class. On October 20, 1998, the parties to the Shareholder Litigation requested that the Court cancel the Settlement Hearing in light of the announcement

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


12.    COMMITMENTS AND CONTINGENCIES (continued)

made by Trace on October 16, 1998, that it had been unable to obtain the necessary financing for the contemplated acquisition by Trace of the Company's common stock at a price of $18.75 per share which was the subject matter of the proposed settlement. This request was approved by the Court on October 21, 1998, and the Company issued a press release on October 21, 1998, announcing that the Court had cancelled the Settlement Hearing.

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

       On November 12, 1998, the plaintiffs in the Shareholder Litigation filed an Amended Class Action Complaint (the "Amended Complaint"). The Amended Complaint named the Company, Trace, Merger Sub, Mr. Marshall S. Cogan, Mr. Andrea Farace, Dr. Stuart Hershon, Mr. John Tunney, and Mr. Etienne Davignon as defendants, alleging that they breached their fiduciary duties to plaintiffs and the other Public Shareholders in connection with a second Agreement and Plan of Merger (the "Second Merger Agreement"), that the proposal to acquire the Public Shares for $12.00 per share lacked entire fairness, that the individual defendants violated 8 Del. Code ss. 251 in approving the Second Merger Agreement, and that Trace and Merger Sub breached the Stipulation of Settlement. On December 2, 1998, plaintiffs served a motion for a preliminary injunction, seeking an Order to preliminarily enjoin the defendants from proceeding with, consummating or otherwise effecting the merger contemplated by the Second Merger Agreement. In January 1999, Trace advised that it could not finance the offer reflected in the Second Merger Agreement. As a result, the preliminary injunction motion did not go forward.

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

       On August 26, 1999, the plaintiffs in the Shareholder Litigation moved for leave to file a Third Amended and Supplemental Class Action and Derivative Complaint (the "Third Amended Complaint"). The Third Amended Complaint was filed on October 27, 1999. The Third Amended Complaint alleges both class claims and derivative claims, and names the Company, Mr. Marshall S. Cogan, Mr. Andrea Farace, Dr. Stuart Hershon, Mr. John Tunney, Mr. Etienne Davignon, Mr. John Gutfreund, Mr. Robert Hay and Mr. John Johnson as defendants.

       The Third Amended Complaint alleges that the individual defendants breached their duties to the Company's Public Shareholders by agreeing to the Sorgenti Transaction at an inadequate price that fails to take into consideration the Company's allegedly valuable claims arising out of purported diversions of money from the Company to Trace, and by failing to maximize shareholder value in a sale of the Company and instead agreeing to a deal with a buyer who is willing to enter into a consulting deal with Mr. Cogan to get his and the board's approval. The Third Amended Complaint purports to assert a derivative claim for waste and breach of fiduciary duty against Mr. Cogan, Mr. Farace, Dr. Hershon, Mr. Tunney, Mr. Davignon, Mr. Gutfreund, and Mr. Hay. The Third Amended Complaint seeks the appointment of a receiver for the Company, alleging that the directors have mismanaged the Company. The Third Amended Complaint also alleges that Mr. Cogan, Mr. Farace, Dr. Hershon, Mr. Davignon, Mr. Tunney, Mr. Gutfreund, and Mr. Hay breached their fiduciary duties by failing to enforce the Company's rights under the First Merger Agreement.

       The Third Amended Complaint seeks: a declaration that the individual defendants have breached their fiduciary duties; damages; the imposition of a constructive trust on profits and benefits Mr. Cogan, Trace, and the other individual defendants allegedly received as a result of the alleged wrongdoing; an injunction against the

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


12.    COMMITMENTS AND CONTINGENCIES (continued)

Sorgenti Transaction under its present terms; rescission and damages if the deal is consummated; and the appointment of a receiver for the Company. To date, no response to the Third Amended Complaint has been made.

       The defendants intend to vigorously defend these litigations, which if adversely determined, could have a material adverse effect on the financial position, results of operations and cash flows of the Company.

Litigation - Breast Implants

       As of November 8, 1999, the Company and Trace were two of multiple defendants in actions filed on behalf of approximately 4,157 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 39 residents of Australia, New Zealand, England, and Ireland. The Company believes that the number of suits and claimants may increase. During 1995, the Company and Trace were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final.

       Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from the Company or Trace. Neither the Company nor Trace recommended, authorized, or approved the use of its foam for these purposes. The Company is also indemnified by Trace for any such liabilities relating to foam manufactured prior to October 1990. Although Trace's insurance carrier has paid the Company's litigation expenses to date, in light of Trace's recent filing under Chapter 11 of the Bankruptcy Code, there can be no assurance that Trace will be able to continue to provide such indemnification. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with the general counsel of Trace, and without taking into account indemnification provided by Trace, the coverage provided by Trace and the Company's liability insurance and potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either the Company's consolidated financial position or results of operations. If management's assessment of the Company's liability with respect to these actions is incorrect, such actions could have a material adverse effect on the financial position, results of operations and cash flows of the Company.

Litigation - Other

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

Environmental

       The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of September 30, 1999, the Company

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


12.     COMMITMENTS AND CONTINGENCIES (continued)

had accruals of approximately $4.5 million for environmental matters. During 1998, the Company established an allowance of $1.2 million relating to receivables from Trace for environmental indemnifications due to the financial difficulties of Trace.

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

       The Company has reported to appropriate state authorities that it has found soil and groundwater contamination in excess of state standards at three facilities and soil contamination in excess of state standards at three other facilities. The Company has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any degree of certainty at this time. The Company has accruals of $3.3 million for the estimated cost of completing remediation at these facilities. The
Company is in the process of addressing potential contamination at its Morristown, Tennessee facility, and has submitted a sampling plan to the State of Tennessee. The extent of the contamination and responsible parties, if any, has not yet been determined. A former owner may be liable for cleanup costs; nevertheless, the cost of remediation, if any, is not expected to be material.

       Federal regulations required that by the end of 1998 all underground storage tanks ("USTs") be removed or upgraded in all states to meet applicable standards. The Company has upgraded all USTs at its facilities in accordance with these regulations and recently completed the closure of remaining USTs at two sites to meet applicable standards. Some petroleum contamination in soils was found at one of the sites; the extent of the contamination is currently being investigated. The Company has accrued approximately $0.5 million for the estimated remediation costs associated with this site. However, the full extent of contamination, and accordingly, the actual cost of such remediation, cannot be predicted with any degree of certainty at this time. Based upon the investigation conducted thus far, the Company believes that its USTs do not pose a significant risk of environmental liability. However, there can be no assurances that such USTs will not result in significant environmental liability in the future.

       On April 10, 1997, the Occupational Health and Safety Administration promulgated new standards governing employee exposure to methylene chloride, which is used as a blowing agent in some of the Company's manufacturing processes. The phase-in of the standards was completed in 1999 and the Company has developed and implemented a compliance program. Capital expenditures required and changes in operating procedures are not anticipated to significantly impact the Company's competitive position.

       The Company has been designated as a Potentially Responsible Party ("PRP") by the EPA with respect to seven sites. Estimates of total cleanup costs and fractional allocations of liability are generally provided by the EPA or the committee of PRP's with respect to the specified site. In each case, the liability of the Company is not considered to be material.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


12.    COMMITMENTS AND CONTINGENCIES (continued)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going Concern Issues

       The accompanying financial statements and notes have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, there are going concern issues involving the financial condition of the Company and related impact of debt covenants, and change in control provisions that have the potential to accelerate certain debt obligations.

       The Company is subject to various internal and external factors which could significantly impact its liquidity and capital structure, including, among other things, (a) the Company's debt and capital structures, (b) the Crain Consolidation, (c) additional raw material cost increases, (d) the ability to increase customers selling price to recover raw material cost increases, (e) fluctuations in interest rates, and (f) Trace's financial condition, including the potential of triggering the "change of control" provisions in the Company's subsidiaries' debt agreements (discussed below), and other such factors which may be beyond the Company's control. Refer to page 4 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for a discussion of these and additional factors which management believes may impact the Company. These factors could cause future results to differ materially from historical trends and management's current expectations and could impact the Company's ability to continue as a going concern.

       As discussed in the capital structure section below, during the first half of 1999, amendments to debt agreements were completed and the Company's subsidiaries were in compliance with the financial covenants of these agreements on both June 30, 1999 and September 30, 1999. Although the Company believes its subsidiaries can meet the debt covenant requirements under their financing agreements, there can be no assurance these covenants will be met. Although management believes that its subsidiaries' debt obligations could be refinanced if accelerated as a result of the "change of control" provisions under related debt agreements, there can be no assurance that the Company or its subsidiaries will be able to do so or that the Company will be able to obtain waivers of such provisions. Additionally, although the Company believes that consolidated cash flow from its operating activities, and borrowing capacity under the Foamex L.P. Amended Credit Facility and the Foamex Carpet Amended Credit Facility, if necessary, will be adequate to meet the Company's liquidity requirements, there can be no assurance that the Company's internally generated funds and funds from any borrowings will prove to be sufficient to fund the Company's operations and permit it to continue as a going concern.

       Trace is a privately held company which owns approximately 46.1% of the Company's outstanding voting common stock and whose Chairman also serves as the Company's Chairman. The Company's common stock owned by Trace is pledged as collateral against certain of Trace's obligations. Certain credit agreements and promissory notes of the Company's subsidiaries, pursuant to which approximately $481.8 million of debt was outstanding as of September 30, 1999, contain provisions that would result in the acceleration of such indebtedness if a person or group other than Trace were to beneficially own more than 25% of the Company's outstanding voting stock and a greater percentage of such voting stock than the amount beneficially owned by Trace. Additionally, certain indentures of the Foamex L.P. and Foamex Capital Corporation relating to senior subordinated notes of $248.0 million contain provisions that provide the holders of such notes with the right to require the issuers to repurchase such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if a person or group other than Trace were to beneficially own more than 25% of the Company's outstanding voting stock and a greater percentage of such voting stock than the amount beneficially owned by Trace.

       The Company was informed by Trace that it filed a petition for relief under Chapter 11 of the Bankruptcy Code in Federal Court in New York City on July 21, 1999. Trace's bankruptcy filing does not constitute a change of control under the provisions of the debt agreements unless the bankruptcy court allows Trace's creditors to foreclose on and take ownership of the Company's common stock owned by Trace, or otherwise authorizes a sale or transfer of these shares to a person or group other than Trace which would acquire more than 25% of the Company's outstanding voting stock and a greater percentage of such voting stock than the amount beneficially owned by Trace. According to a filing made with the bankruptcy court on November 2, 1999, two of Trace's creditors have petitioned the bankruptcy court to permit such creditors to foreclose on and take ownership of the shares of common stock owned by them, representing approximately 17% of the Company's outstanding voting stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       The Company will seek to resolve the issues that may arise if the "change of control" provisions are triggered in the future, including waivers of such provisions and/or refinancing certain debt, if necessary. Although management believes that its subsidiaries' debt obligations could be refinanced if accelerated as a result of the "change of control" provisions, there can be no assurance that the Company or its subsidiaries will be able to do so, or that the Company will be able to obtain waivers of such provisions.

Potential Business Combinations

       On August 5, 1999, the Company announced that its Board of Directors signed a letter of intent with the Purchasers for a business combination providing for $11.50 per share for all of the Company's outstanding common stock. The transaction is subject to due diligence, the execution of definitive agreements and other conditions. Under the terms of the letter of intent, if the Company enters into a business combination with another party, the Purchasers will be entitled to a break-up fee of $6.0 million plus reimbursement of certain expenses, subject to certain conditions.

       The transaction is subject to a number of conditions, including the negotiation of definitive documents that will contain certain conditions relating to the bank credit facilities and the public debt of the Company's subsidiaries. Additional issues that will need to be addressed include, minimum shareholder acceptance, change of board membership, and other provisions providing for a higher break-up fee and expense reimbursement if the Company enters into a business combination providing a more favorable transaction. The definitive buyout agreement will require appropriate filings with the Securities and Exchange Commission and other regulatory agencies.

       On November 1, 1999, the Company announced that the letter of intent expired by its terms. However, the Purchasers requested an extension of the letter of intent until December 15, 1999. The parties agreed to the extension and are continuing discussions towards a possible transaction.

       Also on November 1, 1999, the Company announced that is has authorized a due diligence review for a possible business combination led by John G. Johnson, Jr., President and Chief Executive Officer of the Company. Mr. Johnson has informed the Board of Directors that he is working with various possible sources of equity funding, but that he has no firm commitments for the financing of a transaction. No formal proposal has been made to the Company by Mr. Johnson.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Income from Operations

       Net sales for the third quarter of 1999 were $326.9 million, down 1.7% compared to $332.5 million in the third quarter of 1998. The decrease in the third quarter versus the prior year reflects a decrease in Foam Products sales due to manufacturing consolidations and a decrease in Carpet Cushion Products volume offset by increased volume of automotive lamination products and Technical Products sales.

       Income from operations decreased 3.6% to $26.3 million for the third quarter of 1999 compared to $27.3 million in the 1998 third quarter. Results in 1999 included a $3.0 million provision for restructuring and other costs. The decrease in margins versus the prior year resulted principally from lower Foam Products and Carpet Cushion Products sales and an increase in lower margin automotive lamination business. The decrease in selling, general and administrative costs included the elimination of duplicative costs from the Crain Consolidation and cost reductions implemented during 1999.

Interest and Debt Issuance Expense

       Interest and debt issuance expense totaled $18.7 million for the 1999 third quarter, 1.8% higher than the comparable 1998 expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Other Income (Expense), Net

       Other expense was significantly lower in 1999. The 1998 third quarter net other expense of $3.2 million included $1.1 million of foreign currency losses from the Company's Canadian and Mexican operations, $1.1 million of financial and legal fees in connection with a proposed merger and a $1.0 million reduction in value of the Company's investment in Trace Global Opportunities Fund.

Income Tax Expense

       The third quarter 1999 effective tax rate was 14.2% compared to 40.0% in the third quarter of 1998. The provision for income taxes in 1999 was based on year to date results. The 1999 effective tax rate was reduced by the partial reversal of the deferred tax asset valuation allowance recognized in 1998. The valuation allowance was reduced to reflect the utilization of Federal loss carryforwards that reduced the current tax component of the Federal tax provision. Additionally, the valuation allowance was reduced to offset the net deferred Federal tax liability generated in 1999.

Net Income

       Net income for the third quarter of 1999 was up 78.9% to $6.1 million compared to $3.4 million in the 1998 third quarter. The increase was largely due to a reduction in net other expenses combined with a lower effective tax rate in 1999.

Segment Results

                                                    Carpet
                                         Foam      Cushion    Automotive     Technical
                                       Products    Products    Products      Products       Other       Total
                                      ----------  ----------  -----------    ---------     --------     -------
                                                                      (thousands)
Third Quarter 1999
-------------------
Net sales                              $139,111     $70,160      $83,355       $24,322     $10,001      $326,949
Income (loss) from operations            16,228       2,497        6,832         6,438      (5,654)       26,341

Third Quarter 1998
-------------------
Net sales                              $159,954     $76,890      $69,843       $19,891      $5,932      $332,510
Income (loss) from operations            20,944       5,159        3,775         3,662      (6,227)       27,313


Foam Products

       Foam Products net sales for the third quarter of 1999 decreased 13.0%. Lower margins resulted in a 22.5% drop in income from operations. Improved operating efficiencies and cost reductions as part of the Crain Consolidation helped to offset the income decline.

Carpet Cushion Products

       Carpet Cushion Products net sales for the third quarter of 1999 decreased 8.8% primarily due to lower shipments. Income from operations decreased 51.6% primarily due to lower margins.

Automotive Products

       Automotive Products net sales for the third quarter of 1999 increased 19.3%. The increase reflected higher shipments of lamination products. Income from operations increased 81.0% from the combination of operating efficiencies and sales gains.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Technical Products

       Technical Products net sales for the third quarter of 1999 increased 22.3%. Income from operations increased 75.8% and reflected higher margin sales.

Other

       Other primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to operating segments and restructuring and other charges. The increase in net sales associated with this segment primarily resulted from an increase in net sales from the Company's Mexican operations. The 1999 loss from operations was primarily associated with the $3.0 million of restructuring and other charges.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Income from Operations

       Net sales for the first three quarters of 1999 were $962.8 million compared to $943.3 million for the comparable period in 1998. The 2.1% increase was primarily the result of sales gains in the Automotive Products and Technical Products segments partially offset by declines in the foam and carpet cushion segments.

       Despite the sales improvement, income from operations of $69.3 million was down 21.0% from $87.7 million for the comparable 1998 period. Results in 1999 included $10.1 million of restructuring and other charges. The remaining decline primarily reflected lower results in the Foam Products and Carpet Cushion Products segments. The Foam Products segment was impacted by lower sales due to plant closures in connection with the Crain Consolidation. Carpet cushion 1999 results were impacted by lower margins. The increase in Automotive Products and Technical Products segment results translated to improved earnings. Partially offsetting these negative factors were lower selling, general and administrative expenses that primarily reflected the elimination of duplicative costs from the Crain Consolidation and cost reductions implemented during 1999.

Interest and Debt Issuance Expense

       Interest and debt issuance expense totaled $54.1 million in 1999, slightly higher than the 1998 expense of $53.2 million.

Other Income (Expense), Net

       During the first quarter of 1999, a $4.2 million gain was recognized on the sale of the corporate aircraft. Expenses in 1998 included $2.0 million of costs associated with the GFI Transaction, $0.9 million of foreign currency losses in Mexico and Canada, $1.1 million in fees associated with the financial and legal advisors used by the Company in connection with the proposed Merger, and a $1.0 million reduction in the value of the Company's investment in the Trace Global Opportunities Fund.

Income Tax Expense

       The 1999 effective tax rate for the first three quarters was 13.9% compared to 40.0% in 1998. The provision for income taxes in 1999 was based on year to date results. The 1999 effective tax rate was reduced by the partial reversal of the deferred tax asset valuation allowance recognized in 1998. The valuation allowance was reduced to reflect the utilization of Federal loss carryforwards that reduced the current tax component of the Federal tax provision. Additionally, the valuation allowance was reduced to offset the net deferred Federal tax liability generated in 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Extraordinary Loss

       The extraordinary loss on the early extinguishment of debt in 1998 was $1.9 million (net of $1.3 million income tax benefit). The charge primarily reflected the write-off of debt issuance costs in connection with a series of transactions designed to simplify the Company's capital structure and to provide future operational flexibility.

Net Income

       Net income for the first three quarters of 1999 was $15.3 million, down 3.1% from the comparable period in 1998. Lower income from operations was partially offset by a net improvement in other income and expense and by a lower effective tax rate.

Segment Results

                                                  Carpet
                                       Foam      Cushion    Automotive     Technical
                                     Products    Products      Products     Products       Other         Total
                                    ----------  ----------  -----------    ---------     --------       -------
                                                                      (thousands)
Year to Date 1999
------------------
Net sales                            $406,295     $201,040      $262,936      $69,598      $22,972      $962,841
Income (loss) from operations          42,098        5,464        19,187       17,308      (14,760)       69,297

Year to Date 1998
------------------
Net sales                            $442,991     $225,896      $197,447      $61,163      $15,782      $943,279
Income (loss) from operations          55,793       13,568        16,804       12,103      (10,568)       87,700


Foam Products

       Foam Products net sales for the first three quarters decreased 8.3%. The decrease primarily reflected the closure of several plants as part of the Crain Consolidation. Income from operations decreased 24.5% due to lower margins.

Carpet Cushion Products

       Carpet Cushion Products net sales for the first three quarters decreased 11.0% primarily due to reductions in carpet cushion selling prices and lower shipments. Income from operations decreased 59.7% primarily due to lower margins.

Automotive Products

       Automotive Products net sales for the first three quarters increased 33.2%. The increase reflected higher shipments of lamination products. Income from operations increased 14.2% from the combination of operating efficiencies and sales gains that were especially evident during the third quarter of 1999.

Technical Products

       Technical Products net sales for the first three quarter increased 13.8%. Income from operations increased 43.0% and reflected higher margin sales.

Other

       Other primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to operating segments and restructuring and other charges. The increase in net sales associated with this segment primarily resulted from an increase in net sales from the Company's Mexican operations. The loss from operations in 1999 was primarily associated with the $10.1 million of restructuring and other charges.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Structure

       As of December 31, 1998, certain subsidiaries were not in compliance with various debt covenants included in agreements totaling $480.4 million. Had the lenders under these debt agreements accelerated the maturity of their indebtedness as a result of the subsidiaries' noncompliance, the acceleration would have constituted an event of default and given the holders the right to require the repurchase of substantially all of the Company's subsidiaries' long-term debt. As a result of these factors, approximately $771.1 million of long-term debt at December 31, 1998 was classified as a current liability in the consolidated balance sheet, which produced a working capital deficit. These issues raised substantial doubt at year-end 1998 about the Company's ability to continue as a going concern.

       In response to these financial conditions, amendments to debt agreements were executed during the first half of 1999, as discussed in Note 8. Additionally, the Company generated net income, provided over $35.0 million of cash flow from operations and reduced total debt by 5% from the beginning of the year. The combination of debt amendments, year to date results and management's expectations regarding compliance with debt covenants in future measurement periods represented an improved financial position relative to year-end 1998. Accordingly, $749.8 million of debt at the end of the second quarter 1999 and approximately $736.6 million at the end of the third quarter 1999 were classified as long term in the balance sheet.

       Amendments to the Foamex L.P. Amended Credit Facility, as of June 30, 1999, modified the financial covenants for net worth and interest, fixed charge coverage and leverage ratios through December 2006. An earnings requirement, as defined in the debt agreement, was added through September 30, 1999. The Company was in compliance with the interim requirement at the end of the third quarter 1999. Effective January 1, 2000, the interest rate on outstanding borrowings under the Foamex L.P. Amended Credit Facility will increase by 25 basis points each quarter that Foamex L.P.'s leverage ratio exceeds 5.00 to 1.00. Once the leverage ratio is reduced below this level, the cumulative amount of any 25 basis point adjustments to the interest rate on borrowings would be eliminated. The agreement was also modified to no longer permit Foamex L.P. to make certain cash payments, including the payment of an annual management fee to a subsidiary of Trace (totaling $3.0 million in 1998) and distributions to the Company, and to limit future investments in foreign subsidiaries and joint ventures. The "change of control" definition under the agreement was also modified.

       During 1999, the Foamex/GFI Note was amended to incorporate the same change in control provisions that are included in the Foamex L.P. Amended Credit Facility.

       Amendments to the Foamex Carpet Amended Credit Facility and to the note payable to Foam Funding LLC, as of June 30, 1999, modified the financial covenants for net worth and interest, fixed charge coverage and leverage ratios through February 2004. An earnings requirement, as defined in the debt agreement, was added through September 30, 1999. The Company was in compliance with the interim requirement at the end of the third quarter 1999. Also, effective June 30, 1999, the interest rate on outstanding borrowings under the Foamex Carpet Amended Credit Facility increased by 25 basis points. The Foamex Carpet Amended Credit Facility and the amendment to the note payable to Foam Funding LLC also modified the "change of control" definition under the agreements.

       The Company continues to be subject to covenants contained in various debt agreements that limit, among other things to varying degrees, the ability of the Company's subsidiaries (a) to pay distributions or redeem partnership interests, (b) to make certain restrictive payments or investments, (c) to incur additional indebtedness or issue Preferred Equity Interest, as defined, (d) to merge, consolidate or sell all or substantially all of its assets or (e) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder.

       Certain of the Company's Mexican subsidiaries were in default of financial covenant provisions contained in loan agreements with a Mexican bank. Amendments to the loan agreements were finalized to modify the financial

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS


covenant provisions. As of September 30, 1999, these Mexican subsidiaries were in compliance with the financial covenant provisions under the loan agreements.

Liquidity

       Cash provided by operating activities was $35.6 million for the first three quarters of 1999 as compared to cash used of $17.7 million for the same period in 1998. The improvement is primarily due to a decrease in cash used for operating assets and liabilities.

       Cash provided by investing activities was $2.4 million for the year to date period ended September 30, 1999 as compared to cash used of $26.7 million for the comparable 1998 period. Cash provided by investing activities primarily represented the proceeds from the sale of the corporate airplane, discussed in
Note 2. Additionally, capital expenditures in 1999 were down. Cash requirements in 1998 included $4.4 million for the acquisition-related payments.

       Cash required for financing activities was $46.3 million for the first three quarters and primarily reflected net debt repayments and $8.0 million of debt issuance costs.

       The ability of Foamex L.P. and Foamex Carpet to make distributions to the Company is restricted by the terms of their respective financing agreements. Consequently, the Company is not expected to have access to the cash flow generated by their principal subsidiaries for the foreseeable future.

       As of September 30, 1999, there were $122.4 million of revolving credit borrowings, at a weighted average interest rate of 8.8%, under the Foamex L.P. Amended Credit Facility with $17.5 million available for additional borrowings and approximately $47.6 million of letters of credit outstanding which are supported by the Foamex L.P. Amended Credit Facility. Borrowings by Foamex Canada Inc. as of September 30, 1999 were approximately $3.6 million, at an interest rate of 7.0%, under Foamex Canada Inc.'s revolving credit agreement with unused availability of approximately $1.8 million. Foamex Carpet had approximately $2.7 million of outstanding borrowings under the Foamex Carpet Amended Credit Facility at September 30, 1999, at an interest rate of 9.2%, with unused availability of $11.9 million and approximately $0.4 million of letters of credit outstanding which are supported by the Foamex Carpet Amended Credit Facility.

       The Company expects to continue to reduce capital expenditures from historical levels for the foreseeable future. Lower capital expenditure levels are not anticipated to materially impact the Company's competitive position.

Environmental Matters

       The Company is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with the Company's compliance with such laws and regulations did not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by the Company in connection with environmental matters as of September 30, 1999 was $4.5 million. Although it is possible that new information or future developments could require the Company to reassess its potential exposure to all pending environmental matters, including those described in the notes to the Company's consolidated financial statements for the year ended December 31, 1998, the Company believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position. See Note 17 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Market Risk

       The Company's debt securities with variable interest rates are subject to market risk for changes in interest rates. On September 30, 1999, indebtedness with variable interest rates totaled $499.7 million. On an annualized

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS


basis, if the interest rates on these debt instruments increased by 1%, interest expense would increase by approximately $5.0 million.

Year 2000 Compliance

       Status Update
       -------------

       By the end of the third quarter of 1999, the Company has essentially completed its program to address potential disruptions to operations and relationships with our business partners related to the Year 2000 software problem.

       The Company utilized a cross-functional team approach that was directed by a Year 2000 Executive Sponsor Team. A comprehensive assessment of both information technology (IT) and non-IT systems has been completed.
These assessments included:

          o    administrative, manufacturing and laboratory computer systems
          o    desktop and telecommunications systems
          o    safety and environmental systems
          o systems provided by vendors and suppliers, including employee compensation and benefit plan maintenance systems
          o    process control systems and manufacturing equipment
          o    significant customers and suppliers.

       Assessment & Remediation Process
       --------------------------------

       The assessment process for each facility consisted of:

          o an inventory of potential Year 2000 sensitive equipment and systems
          o an impact evaluation of possible failures and determination of required remediation actions
          o    testing and implementation of remediation actions.

       The assessment process, including fail safe testing, was completed in 1999. The following discussion focuses on the process.

       The inventory and assessment phases were completed by the end of 1998. These phases consisted of a visit to each critical location by team members to promote awareness of the project and verify the initial inventory provided by the contact at each facility. Testing plans were developed which included correspondence with suppliers regarding date-sensitive devices. In addition, local management was advised of their roles and responsibilities in connection with the Year 2000 Problem.

       The Company completed the remediation and testing of critical business information computer systems as of December 31, 1998. Remediation actions included:

          o    the modification of several million lines of system code
          o the conversion of the systems acquired in business combinations to standard business information computer systems
          o    upgrading system hardware and operating system software
          o    testing of the applicable systems in a development testing area
          o the migration of the remediated systems into the production environment.

       Cost and Project Impact
       -----------------------

       The cost to address the Year 2000 Problem is approximately $2.0 million. The majority of this total project cost has already been incurred during 1998 and 1999. The project cost primarily represents the cost for various

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS


consultants and system upgrades. Project cost includes internal Company cost for IT employees that worked directly on software programming modifications.

       Spending on the Year 2000 Problem has been funded by cash generated from operations. The project did not significantly impact the other responsibilities and project schedule of the IT department during the past two years.

       Contingency Plans
       -----------------

       As part of the overall response to the Year 2000 Problem, the Company has developed contingency plans in the event of Year 2000 non-compliance of certain systems or third parties. These contingency plans include:

          o    additional   security   of   manufacturing   and   administrative
               facilities
          o    response teams to address incidents
          o status review and testing of critical applications prior to initiation of normal processing requirements on or about January 1, 2000
          o alternative production and shipping locations in the event of localized power outages.

       Risks
       -----

       Management believes that all significant systems controlled by the Company are ready. While the Company is communicating readiness to customers, as requested, and is assessing the readiness of critical suppliers, there can be no assurance that third parties with a significant business relationship will successfully test, reprogram, and replace all of their IT and non-IT systems on a timely basis.

       There is inherent uncertainty in connection with the Year 2000 Problem due to the possibility of unanticipated failures by customers, suppliers and infrastructure services. Accordingly, the Company is unable, at this time, to assess the extent and resulting materiality of the impact of possible Year 2000 failures on its operations, liquidity or financial position. The Year 2000 assessment, remediation, and testing process has provided information in order to reduce the level of uncertainty regarding the impact of the Year 2000 Problem. Management believes that the Company's solutions to the Year 2000 Problem will help minimize the possibility of significant disruptions to the Company's operations.

       Forward-Looking Statements Relating to the Year 2000 Problem
       ------------------------------------------------------------

       The Year 2000 Problem discussion includes a number of forward-looking statements that are based on the Company's best estimates. The actual impact of the Year 2000 Problem could differ materially from these estimates because of a number of factors, including the failure of third parties to achieve Year 2000 compliance and the inability of Foamex to:

          o accurately assess which systems and relationships with third parties are important
          o    identify and correct all computer code in key systems
          o identify and correct all production equipment that could have an embedded date sensitive chip
          o    identify all significant issues.

       The factors identified above are not necessarily all of the factors that could result in materially different impact from the estimates included in the Company's forward-looking statements.

Forward-Looking Statements

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

Part II - Other Information

Item 1.    Legal Proceedings
           -----------------

           Reference is made to the description of the legal proceedings contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

           The information from Note 12 of the condensed consolidated financial statements of the Company as of September 30, 1999 (unaudited) is incorporated herein by reference.

Item 5.    Other Information
           ------------------

           Information concerning the extension of a Letter of Intent for the acquisition of the Company is incorporated by reference to Exhibit No. 99.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  Exhibits

               4.5 Commitment Letter dated August 9, 1999, from The Bank of Nova Scotia to Foamex Canada Inc.

               27 Financial Data Schedule for the year to date period ended September 30, 1999.

               99 Press release concerning the extension of a Letter of Intent for the acquisition of the Company.

           (b) The Company filed the following Current Reports on Form 8-K for the quarter ended September 30, 1999:

                A report, dated August 5, 1999, was filed for Item 5. Other Events, reporting press release of proposed buyout.

                A report, dated August 13, 1999, was filed for Item. 5. Other Events, concerning a purported class action complaint by certain shareholders.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         FOAMEX INTERNATIONAL INC.


Date: November 12, 1999                  By: /s/ George L. Karpinski
                                             -------------------------------
                                             George L. Karpinski
                                             Senior Vice  President, Treasurer
                                             and Assistant Secretary