Form 10-K
period 1999-12-31
FOAMEX INTERNATIONAL INC
filed 2000-03-23
CIK 912908

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from .......... to ..........

                         Commission file number: 0-22624

                            FOAMEX INTERNATIONAL INC.
             (Exact Name of registrant as Specified in its Charter)

         Delaware                                    05-0473908
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification Number)

1000 Columbia Avenue, Linwood, PA                      19061
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (610) 859-3000
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:   None
                                                              ----

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share, which is
                                             traded through the National
                                             Association of Securities Dealers,
                                             Inc. National Market System.

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. [X]

       The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 2, 2000, was $82.8 million.

       The number of shares outstanding of the registrant's common stock as of March 14, 2000 was 25,059,994.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement to be filed within 120 days pursuant to Reg. 12b-23 of the Securities Exchange Act of 1934, as amended.

                            FOAMEX INTERNATIONAL INC.

                                      INDEX

                                                                                                               Page
Part I
         Item  1.     Business                                                                                    3
         Item  2.     Properties                                                                                  9
         Item  3.     Legal Proceedings                                                                           9
         Item  4.     Submission of Matters to a Vote
                            of Security Holders                                                                  14

Part II
         Item  5.     Market for Registrant's Common Equity and
                            Related Stockholder Matters                                                          14
         Item  6.     Selected Consolidated Financial Data                                                       15
         Item  7.     Management's Discussion and Analysis of
                            Financial Condition and Results of Operations                                        16
         Item  7a.    Quantitative and Qualitative Disclosures about Market Risk                                 25
         Item  8.     Financial Statements and Supplementary Data                                                25
         Item  9.     Changes in and Disagreements with Accountants
                            on Accounting and Financial Disclosure                                               26

Part III
         Item 10.     Directors and Executive Officers of the Registrant                                         26
         Item 11.     Executive Compensation                                                                     26
         Item 12.     Security Ownership of Certain Beneficial Owners
                            and Management                                                                       26
         Item 13.     Certain Relationships and Related Transactions                                             26

Part IV
         Item 14.     Exhibits, Financial Statement Schedules
                            and Reports on Form 8-K                                                              27

         Signatures                                                                                              35


The Registrant will furnish a copy of any exhibit to this Annual Report on Form 10-K upon the payment of a fee equal to the Registrant's reasonable expense in furnishing such exhibit.

PART I
ITEM l.  BUSINESS

General

       Foamex International Inc. (the "Company") is engaged primarily in the manufacturing and distribution of flexible polyurethane and advanced polymer foam products. As of December 31, 1999, the Company's operations are conducted through its wholly owned subsidiaries, Foamex L.P. and Foamex Carpet Cushion, Inc. ("Foamex Carpet"). The Company was incorporated in 1993 to act as a holding company for Foamex L.P.

       References in this Annual Report on Form 10-K to the "Company" mean Foamex International Inc. and, where relevant or applicable, its subsidiaries.

Segments

       General

       The Company operates in the flexible polyurethane and advanced polymer foam products industry and is one of the largest manufacturers and distributor of flexible polyurethane and advanced polymer foam products in North America. The Company has numerous manufacturing facilities dedicated to certain product lines as well as facilities with the capability to support multiple product lines. Each business segment has a diverse customer base and the Company's senior executive's direct sales efforts for each business segment.

       Business segments are listed below.

          o Foam Products - manufactures and markets foam used by the bedding industry, the furniture industry and the retail industry.
          o Carpet Cushion Products - manufactures and distributes prime, rebond, sponge rubber and felt carpet cushion.
          o Automotive Products - supplies foam primarily for automotive interior applications to automotive manufacturers and tier one suppliers.
          o Technical Products - manufactures and markets reticulated foams and other custom polyester and polyether foams for industrial, specialty and consumer and safety applications.
          o Other - primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to the other business segments and restructuring and other charges (credits).

       Segment financial information is included in Note 16 to the consolidated financial statements included in this Annual Report on Form 10-K.

       Foam Products

       Products are distributed directly from manufacturing facilities and indirectly through independent fabricator distributors. These foams are used by the bedding industry in quilts, toppers, cores and border rolls for mattresses. In the furniture industry, they are generally used for upholstered seating products and in the retail industry, for a broad range of products such as mattress overlay pads, leisure furniture, futons, and pillows. Foam Products are generally sold in large volumes on a regional basis because of high shipping costs.

       The Company's bedding products are sold to mattress manufacturers. The Company also supplies cut-to-size seat cushions, back cushions and other pieces to the furniture industry. Furniture foams are sold directly to manufacturers as well as through distributors. The consumer products group sells therapeutic sleep products such as mattress pads and bed pillows for the health care and consumer markets and a broad line of home furnishing products to retailers throughout the United States.

       The development and introduction of value added products continues to be a priority including viscoelastic or "memory" foams for the bedding industry, which maintain their resiliency better than other foams and materials, and products incorporating Reflex(R). Reflex(R) materials include cushion wraps and cushion cores and are advanced polymer cushioning products designed to improve comfort, quality and durability in upholstered furniture and bedding products. Reflex(R) was created using the variable pressure foaming manufacturing process ("VPFSM"). High efficiency thermal management foam products for applications in work gloves and outerwear have also been introduced.

       Carpet Cushion Products

       The Company manufactures and distributes Carpet Cushion Products, which include prime, rebond, sponge rubber and felt carpet cushion. Prime carpet cushion is made from polyurethane foam buns. Rebond carpet cushion is made from various types of scrap foam which are shredded into small pieces, processed and then bonded using a chemical adhesive. Rebond manufacturing requires the management of a comprehensive recycling business that includes an extensive collection network for the automotive and foam industries worldwide.

       Automotive Products

       The Company is one of the largest suppliers of automotive foam products for the North American operations of original equipment manufacturers ("OEMs"). Depending on the automotive manufacturer and/or the application, automotive foam products are supplied by the Company either directly to the manufacturers or indirectly through tier one suppliers. Automotive Products include foam for trim pads, door panel parts, headliners and acoustical purposes, as well as flame and adhesive laminates and rolls for tri-lamination. Tri-laminated foam is applied to automotive fabrics to form a foam/fabric composite that results in cost savings and aesthetic value for the automotive manufacturer.

       Domestic automotive manufacturers have narrowed their supply base during recent years and increased the percentage and dollar amount of components that they purchase from outside suppliers. As a result, a smaller number of companies are supplying an increasing percentage of automotive foam products. Automotive suppliers are increasingly offering integrated systems which lower the overall cost and improve quality relative to previous sourcing methods in which individually sourced components were assembled and installed by the OEMs. A continuing focus on new product development and flexible manufacturing capabilities are essential to satisfy changing specifications.

       Examples  of  the  Company's   ability  to  react  to  changing  industry
requirements    include   its   development   of   thermoformable    headliners,
tri-laminates, advanced cutting technology and energy absorbing foams. For example, the Company has introduced surface modification technology ("SMT(R)") and continuous platform cutting ("CPCSM") used for vehicle flooring systems. Also, the use of tri-laminates has increased due to the manufacturers' need for significant cost savings and consumer demand for improved aesthetics. The Company intends to increase its production and distribution of foam and fabric components, such as tri-laminated material for automotive seating.

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

       Reticulated foams are well suited for filtration, reservoiring, sound absorption and sound transmission. Industrial applications include carburetors, computer cabinets, inkpad reservoirs, high-speed inkjet printers and speaker grills. Medical applications include oxygenators for cardiopulmonary surgery, instrument holders for sterilization, pre-op scrubbers impregnated with anti-microbial agents and EKG pads containing conductive gels. Other Technical Products have unique characteristics such as flame retardancy and fluid absorption. Additional products sold within this group include foams for refrigerated supermarket produce counters, mop heads, paint brushes and cosmetic applications.

       The Company uses advertising in trade journals and related media in order to attract customers and, more generally, to increase an awareness of its capabilities for Technical Products. In addition, due to the highly specialized nature of most Technical Products, the Company's research staff works with customers to design, develop and manufacture each product to specification.

       Other

       Other consists primarily of certain foreign manufacturing operations, corporate expenses not allocated to the other business segments and restructuring and other charges (credits). See Note 16 to the consolidated financial statements.

       Marketing and Sales

       Foam Products are sold directly by the Company to major bedding and furniture manufacturers such as Sealy, Simmons and Berkline and also through third party independent fabricators. In addition, the Company manufactures and distributes foam-based consumer products such as futons, pillows, mattress pads and juvenile furniture to retailers such as Wal-Mart, Kmart and JC Penney. The Company's foam-based consumer products sales efforts are primarily regionally based with salespersons selling to local accounts. The key strategic elements supporting growth in these areas are a focus on marketing and sales efforts, high quality, cost-competitive products and low freight costs through optimal plant location. Plant locations are critical in this regionalized line of business where the transportation cost typically comprises a significant portion of product cost.

       Carpet Cushion Products are sold to distributors and to major floor covering retailers such as Sears, CarpetMax and Home Depot.

       The Company has been a leading supplier of automotive products to OEMs, including Ford, General Motors and DaimlerChrysler for more than 30 years. The Company is also the primary supplier of Automotive Products to certain tier one suppliers, including Lear Corporation and Johnson Controls. The Company competes for new business both at the beginning of development of new models and upon the redesign of existing models. Once a foam producer has been designated to supply parts for a new model program, the foam producer usually produces parts for the life of the program. Competitive factors in the market include product quality and reliability, cost and timely service, technical expertise and development capability, new product innovation and customer service.

       The Company's Technical Products are used for filtration and reservoiring in a wide variety of applications by companies such as Hewlett-Packard and Briggs & Stratton. The Company markets most of its Technical Products through a network of independent fabrication and distribution companies in North America, the United Kingdom and South Korea. Such fabricators or distributors often further process or finish Technical Products to meet the specific needs of end users. The Company's specialty and technical foams service unique end user requirements and are generally sold at relatively high margins. This line of business is characterized by a diversity and complexity of both customers and applications.

       International Operations and Export Sales

       The Company's geographical information is included in Note 16 to the consolidated financial statements.

       Major Customers

       During 1999, sales to Johnson Controls, which are included in Automotive Products, accounted for approximately 11.6% of the Company's net sales. During 1998 and 1997, no one customer accounted for more than 10.0% of the Company's net sales. During the year ended December 31, 1999, net sales to the five largest customers comprised approximately $360.6 million or 28.2% of the Company's net sales. The loss of any one of these customers could have a material adverse effect on the Company.

       Manufacturing and Raw Materials

       As  of  December  31,  1999,  the  Company  conducted  operations  at  67 manufacturing and distribution facilities with a total of approximately 8.6 million square feet of floor space. The Company believes that its manufacturing and distribution facilities are well suited for their intended purposes and are in good condition. The manufacturing and distribution facilities are strategically located to service the Company's major customers because the high freight cost in relation to the cost of the foam product generally results in distribution being most cost effective within a 200 to 300 mile radius.

       The Company's fabrication process involves cutting foam buns into various shapes and sizes to meet customer specifications. Fabricated foam is sold to customers and is utilized by the Company to produce its foam-based consumer products. Scrap foam, generated in connection with the fabrication of foam products, is used by the Company to produce rebond carpet cushion.

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

       The two principal chemicals used in the manufacture of flexible polyurethane foam are toluene diisocyanate ("TDI") and polyol. Lyondell Chemical Company (formerly, ARCO Chemical Company), BASF Corporation, Bayer Corporation and The Dow Chemical Company are the Company's largest suppliers of TDI and polyol. The price of TDI and polyol is influenced by demand, manufacturing capacity and oil prices. Significant increases in these raw material prices could have a material adverse effect on the financial condition or results of operations of the Company.

       A key raw material used in the manufacture of carpet cushion is scrap foam. The Company internally generates a substantial portion of the scrap foam used in the production of rebond carpet cushion from its other operations. Historically, the market price of rebond carpet cushion has fluctuated with the market price of scrap foam.

       Employees

       As of December 31, 1999, the Company employed approximately 5,900 persons. Approximately 1,500 of these employees are located outside the United States and approximately 1,200 of these employees are covered by collective bargaining agreements with labor unions, which agreements expire on various dates through 2002. The Company considers relations with its employees to be good.

       Competition

       The flexible polyurethane foam industry is highly competitive with price, quality and service being significant competitive factors. The Company's competitors in the polyurethane foam industry include E. R. Carpenter Company, Hickory Springs Manufacturing Company, Vitafoam, Inc., General Foam Corporation, Flexible Foam Products, Inc., and Future Foam, Inc. None of these competitors individually competes in all of the business segments in which the Company does business.

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

       Research and Development

       The Company believes it has a leading research and development capability in the flexible polyurethane foam industry. The Company's primary research and development facility is located in Eddystone, Pennsylvania. Expenditures for research and development amounted to $3.3 million, $3.3 million, and $2.4 million for 1999, 1998 and 1997, respectively, excluding expenditures for research and development by Crain Industries, Inc. ("Crain") prior to its acquisition in December 1997 (the "Crain Acquisition").

       The Company, Recticel, s.a. ("Recticel"), a European polyurethane foam manufacturer, whose subsidiary was a former partner of Foamex L.P. and is a current shareholder of the Company, and Beamech Group Limited, an unaffiliated third party, have an interest in a Swiss corporation that develops new manufacturing technology for the production of polyurethane foam including the VPFSM manufacturing process. The Company, Recticel and their affiliates have a royalty-free license to use technology developed by the Swiss corporation. The Company and Recticel, have exchanged know-how, trade secrets, engineering and other data, designs, specifications, chemical formulations, technical information, market information and drawings which are necessary or useful for the manufacture, use or sale of foam products and it is anticipated that they will continue to do so in the future.

Buyout Proposals

       On August 5, 1999,  the  Company  announced  that its Board of  Directors signed a letter of intent with Sorgenti Chemical Industries, LLC and Liberty Partners Holdings 20, LLC (collectively, the "Purchasers") for a business combination providing for $11.50 per share for all of the Company's outstanding common stock (the "Sorgenti Transaction"). Under the terms of the letter of intent, if the Company entered into a business combination with another party, the Purchasers would be entitled to a break-up fee of $6.0 million plus reimbursement of certain expenses, subject to certain conditions, including the willingness of the Purchasers to enter into a definitive merger agreement providing for a price of at least $11.50 per share prior to the expiration of the letter of intent. The proposed transaction was subject to a number of conditions, including the negotiation of definitive documents regarding certain conditions relating to the bank credit facilities and the public debt of the Company's subsidiaries. Additional issues considered included minimum shareholder acceptance, change of board membership, and other provisions providing for a higher break-up fee and expense reimbursement if the Company entered into a business combination providing a more favorable transaction. On December 15, 1999, the Company announced that the letter of intent with the Purchasers, which had been extended, expired by its terms. The Purchasers had submitted a revised bid at a price and on terms that were less favorable than those contained in the letter of intent and the Negotiating Committee of the Company's Board of Directors rejected the revised bid.

       On February 9, 2000, the Company announced that it is in discussions with respect to a proposal involving the acquisition of all of the Company's outstanding common stock for cash. The Company stated that the proposal is subject to a number of conditions, including the buyer's ongoing due diligence and the execution of definitive agreements. If the proposal from the new group leads to a transaction, it is anticipated that John G. Johnson, Jr., the Company's President and Chief Executive Officer, as well as other members of current management, would participate in the management of the Company following such a transaction. The Company agreed to an exclusive negotiating period ending five business days after delivery of its audited financial statements included in the Company's Annual Report on Form 10-K to the prospective buyer. The Company expects such delivery to be the same day as the filing of its Annual Report on Form 10-K with the Securities and Exchange Commission.

       In 1998, the Company received an unsolicited buyout proposal from Trace International Holdings, Inc. ("Trace"), the Company's principal stockholder. The Company entered into two merger agreements, which were subsequently terminated by Trace.

Change in Control

       Trace is a privately held company, which owned approximately 29% of the Company's outstanding voting common stock at March 10, 2000, and whose former Chairman also serves as the Company's Chairman. The Company's common stock owned by Trace is pledged as collateral against certain of Trace's obligations. Certain credit agreements and promissory notes of the Company's subsidiaries, pursuant to which approximately $467.1 million of debt was outstanding as of December 31, 1999, provide that a "change of control" would be an event of default and could result in the acceleration of such indebtedness. "Change of control" means, for this purpose, that (i) a person or related group, other than Trace, beneficially owns more than 25% of the Company's outstanding voting stock and (ii) such voting stock constitutes a greater percentage of such voting stock than the amount beneficially owned by Trace. Additionally, certain indentures of Foamex L.P. and Foamex Capital Corporation relating to senior subordinated notes of $248.0 million contain similar "change of control" provisions, which require the issuers to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if there is such a "change of control".

       On July 21, 1999, the Company was informed by Trace that it filed a petition for relief under Chapter 11 of the Bankruptcy Code in Federal Court in New York City. Subsequently, on January 24, 2000, an order was signed converting the Trace bankruptcy from Chapter 11 to Chapter 7 of the Bankruptcy Code. A trustee was appointed to oversee the liquidation of Trace's assets. Neither Trace's bankruptcy filing nor the conversion to Chapter 7 constituted a "change of control" under the provisions of the debt agreements described above. A "change of control" could take place however, if the bankruptcy court allows Trace's creditors to foreclose on and take ownership of the Company's common stock owned by Trace, or otherwise authorizes a sale or transfer of these shares, under circumstances in which a person or related group, other than Trace, acquired more than 25% of the Company's outstanding voting stock and owned a greater percentage of such voting stock than the amount beneficially owned by Trace. On November 22, 1999, the bankruptcy court allowed two creditors to take ownership of 11% and 6%, respectively, of the Company's common stock. Such an event did not constitute a "change of control" under the provisions of the debt agreements.

       Management believes that it is unlikely that a "change of control" will occur as a result of Trace's bankruptcy proceedings. However, the Company would seek to resolve the issues that may arise should the "change of control" provisions be triggered, by requesting waivers of such provisions and/or refinancing certain debt, if necessary. There can be no assurance that the Company or its subsidiaries will be able to do so, or that the Company will be able to obtain waivers of such provisions. Such circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements were prepared on a going-concern basis and do not include any adjustments that might result from the outcome of the Trace bankruptcy filing.

Forward-Looking Information

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

       Accordingly, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will be realized or that actual results will not be significantly higher or lower. The forward-looking statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third party has independently verified or reviewed such statements. Readers of this Annual Report on Form 10-K should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Annual Report on Form 10-K. The inclusion of the forward-looking statements contained in this Annual Report on Form 10-K should not be regarded as a representation by the Company or any other person that any of the forward-looking statements contained in this Annual Report on Form 10-K will be achieved. In light of the foregoing, readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein.

ITEM 2.  PROPERTIES

       As of December 31, 1999, the Company conducted its operations at 67 manufacturing and distribution facilities. Total floor space in use at the owned manufacturing and distribution facilities is approximately 3.2 million square feet and total floor space in use at the leased manufacturing and distribution facilities is approximately 5.4 million square feet. Fifty-six of these facilities are located throughout 38 cities in the United States, four facilities are located in Canada and seven facilities are located in Mexico. The 2000 annual base rental with respect to such leased facilities is approximately $11.8 million under leases expiring from 2000 to 2025. The Company does not anticipate any problem in renewing or replacing any such leases expiring in 2000. In addition, the Company has approximately 1.8 million square feet of idle space of which approximately 0.6 million is leased.

       The Company maintains its administrative office in Linwood, Pennsylvania.

       Property information by business segment is not reported because many of the Company's facilities produce products for multiple business segments.

ITEM 3.  LEGAL PROCEEDINGS

Litigation - Shareholders

       During 1999, the Company received several communications addressed to its Board of Directors from certain of the Company's stockholders regarding aspects of the relationship between Trace and the Company. Such stockholders questioned the propriety of certain relationships and related transactions between Trace and the Company, which previously had been disclosed in the Company's periodic filings. On June 14, 1999, the Company received a draft complaint from counsel of certain stockholders naming the Company and certain current and former directors, which included allegations similar to those in the Second Amended Complaint, as defined below. The Company was advised by such counsel that such stockholders intended to file an action soon thereafter. On August 13, 1999, two stockholders filed an action on behalf of an alleged class of the Company's shareholders, entitled Watchung Road Associates, L.P. et al v. Foamex International Inc., et al., Civil Action No. 17370 (the "Watchung Complaint"), in the Court of Chancery of the State of Delaware, New Castle County. The suit names the Company, Mr. Marshall S. Cogan, Mr. Etienne Davignon, Mr. John Gutfreund, Mr. Robert Hay, Dr. Stuart Hershon, Mr. John G. Johnson, Jr. and Mr. John Tunney as defendants. The Watchung Complaint alleges that the individual defendants breached their fiduciary duties by agreeing to the potential buyout of the Company by Sorgenti Chemical Industries, LLC and Liberty Partners Holdings 20, LLC.

       The Watchung Complaint alleges that the Sorgenti Transaction's buy-out price of $11.50 per outstanding share is inadequate and fails to take into consideration claims the Company allegedly has as a result of the supposed wrongful diversions of Company assets in the Company's dealings with Trace and its affiliates. The Watchung Complaint also alleges that the directors breached their fiduciary duties by agreeing to the proposed Sorgenti Transaction without conducting an auction or active market check. The suit alleges that the board placed Mr. Cogan's interest ahead of those of the Company's stockholders, and alleges that a critical condition of the Sorgenti Transaction is a consulting agreement for Mr. Cogan. The Watchung suit seeks to enjoin the Sorgenti Transaction, seeks rescission or damages if the Sorgenti Transaction is consummated, and seeks an accounting from the directors for plaintiffs alleged losses. The Sorgenti Transaction was not consummated. Defendants have moved to consolidate this action with In re Foamex International Inc. Shareholders Litigation, discussed below, and to dismiss the complaint. Plaintiffs have agreed to consolidate.

       On April 26, 1999, a putative securities class action entitled Molitor v. Foamex International Inc., et al., 99 Civ. 3004, was filed in the United States District court for the Southern District of New York naming as defendants the Company, Trace and certain officers and directors of the Company on behalf of stockholders who bought shares of the Company's common stock during the period from May 7, 1998 through and including April 16, 1999. The lawsuit alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by misrepresenting and/or omitting material information about the Company's financial situation and operations, with the result of artificially inflating the price of the Company's stock. The lawsuit also alleges that Trace and Marshall S. Cogan violated Section 20(a) of the Securities Exchange Act of 1934 as controlling persons of the Company. The complaint seeks class certification, a declaration that defendants violated the federal securities laws, an award of money damages, and costs and attorneys', accountants' and experts' fees. On May 18, 1999, a similar action entitled Thomas W. Riley v. Foamex International Inc., et al., 99 Civ. 3653 was filed in the same court. The two actions have been consolidated, and the Consolidated Amended Class Action Complaint, setting forth the allegations of the two earlier complaints, was filed on December 6, 1999. The defendants filed motions to dismiss the consolidated complaint on February 4, 2000. No discovery has taken place to date.

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

       The Third Amended Complaint seeks: a declaration that the individual defendants have breached their fiduciary duties; damages; the imposition of a constructive trust on profits and benefits Mr. Cogan, Trace, and the other individual defendants allegedly received as a result of the alleged wrongdoing; an injunction against the Sorgenti Transaction under its present terms; rescission and damages if the deal is consummated; and the appointment of a receiver for the Company. Defendants have moved to consolidate this action with Watchung Road Associates, L.P., et ano v. Foamex International Inc., et al., discussed above, and to dismiss the complaint. Plaintiffs have agreed to consolidate and opposed the motion to dismiss.

       The defendants intend to vigorously defend these litigations, which if adversely determined, could have a material adverse effect on the financial position, results of operations and cash flows of the Company.

Litigation - Breast Implants

       As of February 24, 2000, the Company and Trace were two of multiple defendants in actions filed on behalf of approximately 3,857 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 39 residents of Australia, New Zealand, England, and Ireland. The Company believes that the number of suits and claimants may increase. During 1995, the Company and Trace were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final.

       Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from the Company or Trace. Neither the Company nor Trace recommended, authorized, or approved the use of its foam for these purposes. The Company is also indemnified by Trace for any such liabilities relating to foam manufactured prior to October 1990. Trace's insurance carrier has continued to pay the Company's litigation expenses after Trace's filing under the Bankruptcy Code. Trace's insurance policies continue to cover certain liabilities of Trace but if the limits of those policies are exhausted, it is unlikely that Trace will be able to continue to provide additional indemnification. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with the general counsel of the Company, and without taking into account the indemnification provided by Trace, the coverage provided by Trace's and the Company's liability insurance and potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of the matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either the Company's consolidated financial position or results of operations. If management's assessment of the Company's liability with respect to these actions is incorrect, such actions could have a material adverse effect on the financial position, results of operations and cash flows of the Company.

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

Environmental

       The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of December 31, 1999, the Company had accruals of approximately $4.5 million for environmental matters. During 1998, the Company established an allowance of $1.2 million relating to receivables from Trace for environmental indemnifications due to the financial difficulties of Trace.

       The Clean Air Act Amendments of 1990 (the "1990 CAA Amendments") provide for the establishment of federal emission standards for hazardous air pollutants including methylene chloride, propylene oxide and TDI, materials used in the manufacturing of foam. On December 27, 1996, the United States Environmental Protection Agency (the "EPA") proposed regulations under the 1990 CAA Amendments that will require manufacturers of slab stock polyurethane foam and foam fabrication plants to reduce emissions of methylene chloride. The final National Emission Standard for Hazardous Air Pollutants ("NESHAP") was promulgated October 7, 1998. NESHAP requires a reduction of approximately 70% of the emission of methylene chloride for the slab stock foam industry effective October 7, 2001. The Company believes that the use of alternative technologies, including VPFSM, which do not utilize methylene chloride and its ability to shift current production to the facilities which use these alternative technologies will minimize the impact of these regulations. The 1990 CAA Amendments also may result in the imposition of additional standards regulating air emissions from polyurethane foam manufacturers, but these standards have not yet been proposed or promulgated.

       The Company has reported to appropriate state authorities that it has found soil and groundwater contamination in excess of state standards at three facilities and soil contamination in excess of state standards at three other facilities. The Company has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any degree of certainty at this time. The Company has accruals of $3.3 million for the estimated cost of completing remediation at these facilities. The
Company is in the process of addressing potential contamination at its Morristown, Tennessee facility, and has submitted a sampling plan to the State of Tennessee. The extent of the contamination and responsible parties, if any, has not yet been determined. A former owner may be liable for cleanup costs;
nevertheless,   the  cost  of  remediation,  if  any,  is  not  expected  to  be significant.

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

       The Company has been designated as a Potentially Responsible Party ("PRP") by the EPA with respect to seven sites. Estimates of total cleanup costs and fractional allocations of liability are generally provided by the EPA or the committee of PRP's with respect to the specified site. In each case and in the aggregate, the liability of the Company is not considered to be significant.

       In 2000 and 2001, capital expenditures for environmental compliance projects are anticipated to be approximately $2.0 million per year. Although it is possible that new information or future developments could require the Company to reassess its potential exposure relating to all pending environmental matters, including those described herein, the Company believes that, based upon all currently available information, the resolution of such environmental matters will not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated and that may be significant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

       The Company's common stock is traded through the National Association of Securities Dealers, Inc. National Market System (the "NASDAQ") under the symbol "FMXI".

       The Company filed with the Securities and Exchange Commission, on March 31, 1999, for an extension of time for filing its 1998 Annual Report on Form 10-K pursuant to Rule 12b-25 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company failed to file such Annual Report on Form 10-K by April 15, 1999, the date required by the Exchange Act. The Annual Report on Form 10-K was filed with the Securities and Exchange Commission on April 23, 1999 and an Annual Meeting of Stockholders was held on May 27, 1999.

       The following table sets forth the high and low bid prices for the common stock.

                                                       High           Low
       1999
       Quarter Ended December 31, 1999                $ 9            $  6
       Quarter Ended September 30, 1999               $10 1/2        $  5 3/4
       Quarter Ended June 30, 1999                    $ 8 9/16       $  4
       Quarter Ended March 31, 1999                   $13 3/8        $  4 13/16

       1998
       Quarter Ended December 31, 1998                $14 3/8        $ 9 7/8
       Quarter Ended September 30, 1998               $17 9/16       $13 3/8
       Quarter Ended June 28, 1998                    $18 1/8        $14 3/4
       Quarter Ended March 29, 1998                   $18 3/8        $10 7/8

       As of December 31, 1999 there were approximately 162 holders of record of the common stock.

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

                                                                         Fiscal Year (1) (3)
                                                     1999          1998      1997 (6)         1996       1995 (2)
                                               -------------------------------------------------------------------
                                                          (thousands, except for earnings per share)
Statements of Operations Data
   Net sales                                    $1,279,993     $1,246,396    $931,095       $926,351    $862,834
   Income (loss) from continuing
   operations (4)                                   19,716        (69,853)      4,131         32,492     (50,750)
   Basic earnings (loss) per share from
   continuing operations                             0.79           (2.79)       0.16           1.28       (1.92)
   Diluted earnings (loss) per share from
   continuing operations                             0.78           (2.79)       0.16           1.26       (1.92)

Balance Sheet Data (at period end)
   Total assets                                   $781,313       $874,965    $893,623       $619,846    $748,242
   Total long-term debt, classified as current(5)        -        771,092           -              -           -
   Total long-term debt                            725,297          8,240     735,724        483,344     514,954
   Stockholders' equity (deficit)                 (166,381)      (204,119)   (113,419)       (58,103)     29,383
Dividends                                                -          1,245           -              -           -

(1) The Company changed its fiscal year to the calendar year during 1998. Prior to the change, the Company had a 52 or 53 week fiscal year ending on the Sunday closest to the end of the calendar year. Each fiscal year presented prior to 1998 was comprised of 52 weeks.

(2)  Fiscal 1995 was restated for discontinued operations.

(3)  Includes net  restructuring  and other charges  (credits),  as discussed in
     Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K. Listed below are the pre-tax charges (credits).

         1999 - $10.5 million
         1998 - $(9.7) million
         1997 - $21.1 million
         1996 - $(6.5) million
         1995 - $41.4 million

(4) The provision for income taxes in 1999 reflected the partial reversal of the deferred income tax allowance recognized in 1998. The 1998 provision for income taxes of $58.2 million for continuing operations consisted primarily of an increase in valuation allowance for deferred income tax assets.

(5) As of December 31, 1998, the Company classified approximately $771.1 million of long-term debt as current, as discussed in Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K.

(6) The balance sheet data included the estimated fair value of the net assets acquired in the Crain Acquisition in December 1997. The income statement data excludes the results of Crain from the acquisition date of December 23, 1997, since the effect is insignificant.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

       The Company operates in the flexible polyurethane and advanced polymer foam products industry. As of December 31, 1999, the Company's operations are conducted through its wholly owned subsidiaries, Foamex L.P. and Foamex Carpet. Business segments are listed below. Segment financial information is included in
Note 16 to the consolidated financial statements.

          o Foam Products - manufactures and markets foam used by the bedding industry, the furniture industry and the retail industry.
          o Carpet Cushion Products - manufactures and distributes prime, rebond, sponge rubber and felt carpet cushion.
          o Automotive Products - supplies foam primarily for automotive interior applications to automotive manufacturers and tier one suppliers.
          o Technical Products - manufactures and markets reticulated foams and other custom polyester and polyether foams for industrial, specialty and consumer and safety applications.
          o Other - primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to the other business segments and restructuring and other charges (credits).

       The Company's sales are impacted by the sales of new and existing homes, the overall level of passenger car and light truck production, changes in personal disposable income and seasonality. The Company typically experiences two seasonally slow periods during each year, in early July and in late December, due to scheduled plant shutdowns and holidays.

       The  following   discussion  should  be  read  in  conjunction  with  the
consolidated financial statements and related notes included in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

                                                 Carpet
                                   Foam         Cushion     Automotive      Technical
                                 Products       Products       Products      Products        Other       Total
1999                                                        (thousands)
Net sales                        $527,159     $271,200       $361,806         $92,180      $27,648    $1,279,993
Income (loss) from operations      57,028        8,512         22,547          22,588      (17,105)       93,570
Depreciation and amortization      17,432        8,096          4,823           2,724        2,675        35,750
Income (loss ) from operations
   as a percentage of net sales     10.8%         3.1%           6.2%           24.5%        n.m.*          7.3%

1998
Net sales                        $559,690     $300,791       $285,190         $79,140      $21,585    $1,246,396
Income (loss) from operations      35,313       12,005         16,788          14,571       (3,645)       75,032
Depreciation and amortization      18,300        5,529          6,424           2,929        2,203        35,385
Income (loss ) from operations
   as a percentage of net sales      6.3%         4.0%           5.9%           18.4%        n.m.*          6.0%

1997
Net sales                        $334,900     $273,920       $225,892         $76,254      $20,129      $931,095
Income (loss) from operations      30,665        8,548         24,638          17,886      (26,637)       55,100
Depreciation and amortization      10,539        4,407          3,550           2,470        1,081        22,047
Income (loss ) from operations
   as a percentage of net sales      9.2%         3.1%          10.9%           23.5%        n.m.*          5.9%

*  not meaningful

Acquisitions and Dispositions

       On December 23, 1997, the Company acquired Crain pursuant to a merger agreement with Crain Holdings Corp. for a purchase price of approximately $213.7 million, including the assumption of debt with a face value of approximately $98.6 million (and an estimated fair value of approximately $112.3 million). In addition, fees and expenses associated with the Crain Acquisition were approximately $13.2 million. The Crain Acquisition was accounted for as a purchase and the results of Crain were included from the acquisition date, except the results from December 24, 1997 to December 28, 1997 were not included in the consolidated statements of operations or cash flows for 1997 since the effect would be insignificant.

       On October 6, 1997, the Company sold substantially all of its net assets of its needlepunch carpeting, tufted carpeting and artificial grass products business located in Dalton, Georgia to Bretlin, Inc., a subsidiary of The Dixie Group, Inc. The sale price was approximately $41.0 million. The Company realized an insignificant gain on the sale in 1997.

1999 Compared to 1998

       Total net sales for 1999 increased 2.7% to $1,280.0 million from $1,246.4 million in 1998. The increase was primarily the result of stronger volume growth in the Automotive Products and Technical Products segments partially offset by sales declines in the Foam Products and Carpet Cushion Products segments.

       Income from operations increased 24.7% to $93.6 million in 1999 from $75.0 million in 1998. Results in 1999 included $10.5 million of restructuring and other charges. In 1998, a net restructuring credit of previously established restructuring accruals increased operating income by $9.7 million. These restructuring and other charges (credits) are discussed further under "Other" below. Excluding the restructuring and other charges (credits) for comparison purposes, income from operations increased 59.3% to $104.1 million in 1999 from $65.3 million in 1998. On this basis, income from operations represented 8.1% of net sales in 1999, up from 5.2% of net sales in 1998. The improvement was primarily due to (i) the increase in net sales, (ii) improved gross profit margins and (iii) lower selling, general and administrative expenses at both the business unit and corporate levels. Improved gross profit margins resulted primarily from operating efficiencies, the benefits of the first phase of implementation of improved operating practices across a number of the Company's facilities, enhanced raw material utilization and the full year benefits from the consolidation of former Crain facilities. Lower selling, general and administrative expenses primarily reflected the integration of the Crain Acquisition, staffing reductions in January 1999, elimination of the Trace management fee, the closure the New York office and reduced operating costs as a result of the sale of the corporate aircraft.

       Foam Products

       Foam Products net sales for 1999 decreased 5.8% to $527.2 million from $559.7 million in 1998. The decrease was primarily due to decreased sales volumes resulting from the Company's decision to exit certain business lines and the closure of facilities related to the Crain Acquisition. Despite the decline in sales, income from operations increased 61.5% to $57.0 million in 1999 from $35.3 million in 1998. Income from operations represented 10.8% of net sales in 1999, up from 6.3% in 1998. The improvement was primarily driven by (i) enhanced raw material utilization, (ii) the benefits of the first phase of implementation of improved operating practices across a number of the Company's facilities,
(iii) the benefits of consolidation of facilities in the Southeast region of the U.S. and in Southern California and (iv) the elimination of operating inefficiencies incurred in 1998. Income from operations for 1998 was adversely impacted by a number of factors, the most significant of which were (i) $4.0 million of costs associated with the Crain Acquisition transition including inventory adjustments for facilities affected by the consolidation of manufacturing facilities, (ii) operating inefficiencies and logistics costs of $2.5 million associated with the sales of juvenile and other consumer products sold through mass merchandisers and discount stores and (iii) operating losses and inefficiencies of $1.0 million resulting from fires at the Company's facilities in Orlando, Florida and Cornelius, North Carolina.

       Carpet Cushion Products

       Carpet Cushion Products net sales for 1999 decreased 9.8% to $271.2 million from $300.8 million in 1998 primarily due to lower selling prices and sales volumes. Competitive pressures in the carpet cushion marketplace contributed to lower selling prices and lower sales volumes. Sales volumes were also reduced due to limited production from the Company's Orlando, Florida facility as a result of the 1998 fire. Income from operations decreased 29.1% to $8.5 million in 1999 from $12.0 million in 1998. Income from operations represented 3.1% of net sales in 1999, down from 4.0% in 1998. The decline in income from operations and the related margin were primarily due to lower selling prices, lower sales volumes and the Orlando fire, which increased product transportation costs as the fulfillment process was shifted to less geographically optimal facilities. The Orlando, Florida carpet cushion line was brought back on stream and operational in the fourth quarter of 1999. The Pico Rivera, California rebond operation was consolidated into the other California rebond operations during 1999. These effects were partially offset by lower selling expenses as a result primarily of the sales force integration and rationalization associated with the Crain Acquisition. Results in 1998 were impacted by a $1.0 million charge associated with the Orlando, Florida fire, and costs related to the Crain Acquisition transition of $0.9 million.

       Automotive Products

       Automotive Products net sales for 1999 increased 26.9% to $361.8 million from $285.2 million in 1998, primarily as a result of higher sales volume of lamination products. Income from operations increased 34.3% to $22.5 million in 1999 from $16.8 million in 1998. Income from operations represented 6.2% of net sales in 1999, up from 5.9% in 1998. The improvement was primarily due to (i) operating efficiencies at the Company's Mexican border facilities that became fully operational in the fourth quarter of 1998 and (ii) increased sales volumes. Income from operations for 1998 was reduced by (i) $3.0 million of costs incurred during the start up phase of new lamination business at the Mexican border, (ii) contract price reductions of approximately $1.1 million and
(iii) losses of $1.0 million associated with the production of thermoformable headliners.

       Technical Products

       Technical Products net sales for 1999 increased 16.5% to $92.2 million from $79.1 million in 1998. Income from operations increased 55.0% to $22.6 million in 1999 from $14.6 million in 1998. Income from operations represented 24.5% of net sales in 1999, up from 18.4% in 1998. The improvement was primarily driven by favorable market conditions, strong growth in sales volumes, a higher-margin product mix and improved manufacturing efficiencies. Plans to expand capacity for Technical Products were initiated during the second half of 1999.

       Other

       Other primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to business segments and restructuring and other charges (credits). The increase in net sales associated with this segment primarily resulted from an increase in net sales from the Company's Mexico City operation. The loss from operations in 1999 was primarily associated with the $10.5 million of restructuring and other charges discussed below. The loss from operations in 1998 included $9.7 million of net restructuring credits discussed below. The loss from operations for 1998 were impacted by accounts receivable and inventory writedowns of approximately $8.5 million at the Mexico City facility and start up costs of $2.5 million for the Company's Asian joint venture.

       Restructuring and other charges for 1999 amounted to $10.5 million and were comprised of restructuring charges of approximately $9.5 million for four restructuring plans, approximately $0.7 million of restructuring adjustments related to changes in estimates primarily to the 1998 restructuring plans and $0.3 million of other charges for additional reserves for Trace receivables. The $9.5 million 1999 restructuring charge was comprised of $7.0 million for personnel reductions, $1.0 million for plant closure and lease costs relating to the closure of one facility and certain product line rationalizations during the year and $1.5 million for asset writedowns associated with the plant closure and consolidations. See Note 4 to the consolidated financial statements for further discussion.

       In 1998, net restructuring credits were approximately $9.7 million, which reflect a $15.1 million reversal of prior year's restructuring plans, offset by other charges of $5.4 million. The $5.4 million was comprised of a $3.1 million reserve for net receivables due from Trace and a $2.3 million of impaired cost in excess of assets acquired associated with a foreign facility. However, these charges were offset by a $15.1 million restructuring credit associated with modifications to the 1997 restructuring plan. The $15.1 million credit reflected the reversal of $10.2 million of fixed asset writedowns, $3.8 million of plant closure and lease costs and $1.1 million of personnel reductions.

       As of December 31, 1999, all personnel affected by restructuring had been terminated. Cash spending during 1999 for implementation of restructuring plans approximated $8.9 million. Future cash spending for the restructuring plans approximates $12.8 million. The Company expects to spend approximately $5.3 million during 2000 and the remaining $7.5 million (related principally to lease runout payments) is expected to be spent through 2006.

       Interest and Debt Issuance Expense

       Interest and debt issuance expense totaled $72.9 million in 1999, slightly higher than the 1998 expense of $72.3 million. The benefit of lower average debt levels was offset by higher effective interest rates and increased amortization expense related to additional debt issuance costs paid during 1999.

       Other Income (Expense), Net

       During the first quarter of 1999, a $4.2 million gain was recorded on the sale of the corporate aircraft. Interest income totaled $0.5 million in 1999. Losses on the disposal of fixed assets and letter of credit fees related to the GFI Transaction (see Note 13 to the consolidated financial statements) partially offset these income items.

       Other income (expense), net in 1998 primarily consisted of: $6.5 million of costs associated with the proposed Trace buyout transaction; $3.1 million of fees and costs related to the GFI Transaction; $3.0 million of foreign currency losses in Mexico; and a $1.1 million reduction in the value of the Company's investment in the Trace Global Opportunities Fund (see Note 18 to the consolidated financial statements). These expenses in 1998 were partially offset by approximately $1.9 million of interest income.

       Income Tax Expense

       The 1999 effective tax rate was 11.1% and reflected the partial reversal of the deferred income tax asset valuation allowance recognized in 1998. The valuation allowance reduction primarily reflected realization of Federal loss carryforwards that reduced the current tax component of the Federal tax provision. Additionally, the valuation allowance was reduced to offset the net deferred Federal tax liability generated in 1999.

       In 1998, the provision for income taxes of $58.2 million for continuing operations consisted primarily of an increase in the valuation allowance of deferred income tax assets. The Company has determined that it was more likely than not that the Company would not have sufficient future income to utilize its net operating loss carryforwards and realize other deferred income tax assets. In addition, the Company did not recognize the tax benefits associated with losses in Mexico because it appeared likely that the net operating loss carryforwards would not be able to be realized in the near future. At December 31, 1999, the Company had approximately $171.0 million of tax net operating loss carryforwards for Federal income tax purposes, expiring from 2010 to 2018. See
Note 8 to the consolidated financial statements.

       Income (Loss) from Continuing Operations

       Income (loss) from continuing operations increased to $19.7 million for 1999 as compared to a loss of $69.9 million in 1998. The increase is primarily due to improved operating results during 1999 as compared to 1998, as discussed above, and the impact of the 1998 increase to the valuation allowance related to deferred income tax assets.

       Extraordinary Loss

       The extraordinary loss on the early extinguishment of debt in 1998 was $1.9 million (net of $1.3 million income tax benefit). The charge primarily reflected the write-off of debt issuance costs in connection with the GFI Transaction.

1998 Compared to 1997

       Net sales for 1998 were $1,246.4 million as compared to $931.1 million in 1997, an increase of $315.3 million or 33.9%. Income from operations increased $19.9 million or 36.2% to $75.0 million for 1998 from $55.1 million in 1997. The increase in net sales and income from operations was primarily associated with the Crain Acquisition in December 1997, reduced restructuring and other charges and the increase in automotive lamination products during the latter part of 1998 which were offset by the sale of the Dalton, Georgia facility in October 1997. During 1998, selling, general and administrative expenses increased $22.0 million primarily due to costs associated with the integration of Crain (the "Transition"). Also during 1998, the Company recorded income of $15.1 million for the reversal of 1997 restructuring charges, offset by $5.4 million of other charges associated with the impairment of goodwill on the Montreal, Canada operations ($2.3 million) and an allowance for receivables due from Trace ($3.1 million).

       Foam Products

       Foam Products net sales for 1998 increased 67.1% to $559.7 million from $334.9 million in 1997 and income from operations increased 15.2% to $35.3 million (6.3% of net sales) from $30.7 million (9.2% of net sales). The increases in net sales and income from operations were primarily associated with the Crain Acquisition in December 1997. The decrease in income from operations as a percentage of net sales was primarily the result of (i) costs of $4.0 million associated with the Transition, including inventory adjustments for facilities affected by the consolidation of manufacturing facilities, (ii) operating inefficiencies and logistics costs of $2.5 million associated with the sales of juvenile and other consumer products sold through mass merchandisers and discount stores; (iii) operating losses and inefficiencies of $1.0 million resulting from the fires at Orlando, Florida and Cornelius, North Carolina, (iv) selling price decreases of $0.5 million resulting from competitive pricing pressures due to market share challenges from competitors and (v) the inherently lower margins of Crain when compared with the Company's historical margins. In addition, operating margins decreased in 1998 since the Company carried the operating costs of both companies during the Transition.

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

       Automotive Products

       Automotive Products net sales for 1998 increased 26.3% to $285.2 million from $225.9 million in 1997 and income from operations decreased 31.9% to $16.8 million (5.9% of net sales) from $24.6 million (10.9% of net sales). The increase in net sales was primarily associated with increased volume of lamination products. Income from operations decreased principally as a result of
(i) higher costs of $3.0 million incurred during the start up phase of new lamination business at the Mexican border, (ii) contract price reductions of approximately $1.1 million and (iii) losses of $1.0 million associated with the production of thermoformable headliners.

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

       Other

       Other primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to the other operating segments and restructuring and other charges. The increase in net sales associated with this segment was associated with the facility in Mexico City that began operations in the second half of 1997. The increase in income from operations was primarily associated with a reversal of $15.1 million of restructuring charges set up in 1997, offset by accounts receivable and inventory writedowns of $8.5 million at the Mexico City facility, start up costs of $2.5 million for the Company's Asian joint venture and duplicate administrative costs incurred during the Transition.

       Interest and Debt Issuance Expense

       Interest and debt issuance expense totaled $72.3 million in 1998 compared to $50.6 million in 1997. The increase was primarily due to the debt incurred in connection with the Crain Acquisition partially offset by the favorable effect of a debt refinancing in June 1997.

       Other Income (Expense), Net

       Other income (expense), net in 1998 primarily consisted of: $6.5 million of costs associated with the proposed Trace buyout transaction; $3.1 million of fees and costs related to the GFI Transaction; $3.0 million of foreign currency losses in Mexico; and a $1.1 million reduction in the value of the Company's investment in the Trace Global Opportunities Fund. Interest income in 1998 and 1997 was $1.9 million and $1.5 million, respectively.

       Income Tax Expense

       In 1998, the provision for income taxes of $58.2 million for continuing operations consisted primarily of an increase in the valuation allowance of deferred income tax assets. The Company determined that it was more likely than not that the Company would not have sufficient future income to utilize its net operating loss carryforwards and realize other deferred income tax assets. In addition, the Company did not recognize the tax benefits associated with net operating loss carryforwards in Mexico because it appeared likely that the net operating loss carryforwards would not be able to be realized in the near future. See Note 8 to the consolidated financial statements.

       Income (Loss) from Continuing Operations

       Income (loss) from continuing operations decreased to a loss of $69.9 million for 1998 as compared to income of $4.1 million in 1997. The decrease is primarily due to an increase of approximately $21.7 million in interest and debt issuance expense, a decrease of $16.5 million in other income (expense), net and an increase of $55.7 million in the provision for income taxes, offset by an increase in income from operations, as previously discussed.

       Extraordinary Loss

       The extraordinary loss on early extinguishment of debt in 1998 of $1.9 million (net of $1.3 million income tax benefit) was primarily associated with the write-off of debt issuance costs in connection with the GFI Transaction. The extraordinary loss on early extinguishment of debt in 1997 of $44.5 million (net of $27.3 million income tax benefit) primarily relates to the write-off of debt issuance costs and redemption premiums associated with the early extinguishment of long-term debt in June 1997.

Liquidity and Capital Resources

       The Company's operations are conducted through its wholly owned subsidiaries, Foamex L.P. and Foamex Carpet. The liquidity requirements of the Company consist primarily of the operating cash requirements of its two principal subsidiaries.

       Foamex L.P.'s operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures. The Company believes that cash flow from Foamex L.P.'s operating activities, cash on hand and periodic borrowings under its credit facility will be adequate to meet its liquidity requirements. All principal and interest payments were made as scheduled in 1999. The ability of Foamex L.P. to make distributions to the Company is restricted by the terms of its financing agreements; therefore, neither the Company nor Foamex Carpet is expected to have access to the cash flow generated by Foamex L.P. for the foreseeable future.

       Foamex Carpet's operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures. The Company believes that cash flow from Foamex Carpet's operating activities, cash on hand and periodic borrowings under its credit facility will be adequate to meet its liquidity requirements. The ability of Foamex Carpet to make distributions to the Company is restricted by the terms of its financing agreements; therefore, neither the Company nor Foamex L.P. is expected to have access to the cash flow generated by Foamex Carpet for the foreseeable future.

       Cash and cash equivalents totaled $6.6 million at year-end 1999 compared to $12.6 million at the end of 1998. Working capital at the end of 1999 was $105.6 million and the current ratio was 1.6 to 1. Excluding the $771.1 million of long-term debt that was classified as a current liability at year-end December 31, 1998 for comparative purposes, working capital at the end of 1998 was $113.5 million and the current ratio was 1.5 to 1. Improved accounts receivable and inventory management contributed to a $62.7 million reduction in accounts payable. Total debt at year-end 1999 was $745.3 million, down $55.1 million, or 6.9% from the end of 1998.

       Cash Flow from Operating Activities

       Cash provided by operating activities was $58.7 million for 1999 as compared to cash used of $13.9 million in 1998. The improvement was driven by the increase in income from operations and improved accounts receivable and inventory management.

       Cash Flow from Investing Activities

       Cash used for investing activities was $1.7 million for 1999 compared to cash used of $32.8 million in 1998. The decrease was primarily driven by the sale of certain assets and lower capital spending. Cash provided by the sale of assets primarily represented the proceeds from the sale of the corporate airplane ($16.3 million), discussed in Note 3 to the consolidated financial statements, and the sale of the Company's packaging business ($1.5 million) in October 1999 which was part of a 1998 restructuring plan. Additionally, capital expenditures in 1999 of $20.1 million were down from prior years. The Company expects capital expenditures for 2000 to return to prior year levels and be in excess of $30.0 million primarily as a result of the construction of two new VPFSM machines. In addition, the Company is exploring the possible implementation of a new ERP software system.

       Cash Flow from Financing Activities

       Cash used for financing activities was $63.1 million for 1999 compared to cash provided of $47.2 million in 1998. Requirements in 1999 primarily reflected net debt repayments and costs related to amending the debt agreements.

       Financial Condition

       As of December 31, 1998, certain subsidiaries were not in compliance with various debt covenants included in agreements relating to debt totaling $480.4 million. Had the lenders under these debt agreements accelerated the maturity of their indebtedness as a result of the subsidiaries' noncompliance, the acceleration would have constituted an event of default and given the holders the right to require the repurchase of substantially all of the Company's subsidiaries' long-term debt. As a result of these factors, approximately $771.1 million of long-term debt at December 31, 1998 was classified as a current liability in the consolidated balance sheet, which produced a working capital deficit. As discussed below, amendments were executed to modify certain financial covenants. As of December 31, 1999, the Company's subsidiaries were in compliance with their respective financial covenants and long-term debt was classified based on its maturity schedule as of December 31, 1999.

       Foamex L.P. Credit Facility

       In response to financial conditions at year-end 1998, amendments to debt agreements were executed during the first half of 1999. As a result the Foamex L.P. credit facility, which was amended and restated in February 1998, was further amended and restated in June 1999 (the "Foamex L.P. Credit Facility") to modify financial covenants for net worth, interest coverage, fixed charge coverage and leverage ratios through December 2006. The agreement was also amended to no longer permit Foamex L.P. to make certain cash payments, including the payment of an annual management fee of $3.0 million to a subsidiary of Trace and distributions to the Company, and to limit future investments in foreign subsidiaries and joint ventures. The "change of control" definition under the agreement was also modified to conform to the definition discussed in "change of control" in Note 1 to the consolidated financial statements. Changes in the interest rate structure, effective in 2000, were also made and are discussed below. Foamex L.P. was in compliance with this agreement at year-end 1999.

       At year-end 1999, interest was based on the combination of a variable rate consisting of the higher of (i) the base rate of The Bank of Nova Scotia or
(ii) the Federal Funds rate plus 0.5% plus a margin. The margins for revolving, Term B, Term C and Term D loans were 2.25%, 2.50%, 2.75% and 2.875%, respectively. At the option of Foamex L.P., portions of the outstanding loans are convertible into LIBOR based loans plus 1.0% added to the margins identified. The effective interest rates for the Foamex L.P. Credit Facility at the end of 1999 ranged between 9.69% and 10.06%.

       Available borrowings under the revolving credit facility totaled $24.2 million at year-end 1999. Letters of credit outstanding at December 31, 1999 totaled $47.1 million. Borrowings under the Foamex L.P. Credit Facility are collateralized by substantially all of the assets of Foamex L.P. on a pari passu basis with the IRBs (see Note 13 to the consolidated financial statements).

       As part of the Foamex L.P. Credit Facility, excess cash flow generated annually, as defined, is required to prepay portions of Term B, C and D loans. The prepayment amount determined for 1999 was $13.3 million and will be financed through revolving loans under the facility. The required payment is expected to be made during the second quarter of 2000. The repayment schedules for the Term B, C and D loans have been adjusted, as of year-end 1999, to reflect the prepayment required.

       Effective January 1, 2000, the interest rate on outstanding borrowings under the Foamex L.P. Credit Facility will increase by 25 basis points each quarter that Foamex L.P.'s leverage ratio, as defined, exceeds 5.00 to 1.00. Once the leverage ratio is reduced below this level, the cumulative amount of any 25 basis point adjustments to the interest rate on borrowings would be eliminated. At December 31, 1999, the calculated leverage ratio was 5.48 to
1.00. Consequently, the basis point adjustment will be applicable for the calculation of interest in the first quarter of 2000.

       Foamex Carpet Credit Facility

       During 1999, Foamex Carpet amended its revolving credit facility (the "Foamex Carpet Credit Facility"), which provides up to $15.0 million of available borrowings through February 2004, to modify the financial covenants for net worth, interest coverage, fixed charge coverage and leverage ratios. Also, effective June 30, 1999, the interest rate on outstanding borrowings under the Foamex Carpet Credit Facility increased by 25 basis points.

       At year-end 1999, the interest rate was based on the combination of a variable rate plus a margin. The variable rate is the same as the one defined in the Foamex L.P. Credit Facility, discussed above, and the margin is 2.25%. At the option of Foamex Carpet, portions of the outstanding loans are convertible into LIBOR based loans plus 3.25%.

       Borrowings under the Foamex Carpet Credit Facility are collateralized by substantially all of the assets of Foamex Carpet on a pari passu basis with the Note Payable to Foam Funding LLC (see Note 13 to the consolidated financial statements).

       There were no borrowings outstanding under the credit facility at year-end 1999. Borrowings availability totaled $14.7 million at December 31, 1999 after a reduction of $0.3 million for a letter of credit.

Buyout Proposals

       On February 9, 2000, the Company announced that it is in discussions with respect to a proposal involving the acquisition of all of the Company's outstanding common stock for cash. The Company stated that the proposal is subject to a number of conditions, including the buyer's ongoing due diligence and the execution of definitive agreements. The Company agreed to an exclusive negotiating period ending five business days after delivery of its audited financial statements to the prospective buyer. See "Business - Buyout Proposals".

       On August 5, 1999, the Company announced that its Board of Directors signed a letter of intent with Sorgenti Chemical Industries, LLC and Liberty Partners Holdings 20, LLC (collectively, the "Purchasers") for a business combination. On December 15, 1999, the Company announced that the letter of intent with the Purchasers, which had been extended, expired by its terms.

       In 1998, the Company received an unsolicited buyout proposal from Trace, the Company's principal stockholder. The Company entered into two merger agreements, which were subsequently terminated by Trace. The Company incurred $6.5 million in fees associated with the proposed transactions.

Change in Control

       Trace is a privately held company, which owned approximately 29% of the Company's outstanding voting common stock at March 10, 2000, and whose former Chairman also serves as the Company's Chairman. The Company's common stock owned by Trace is pledged as collateral against certain of Trace's obligations. Certain credit agreements and promissory notes of the Company's subsidiaries provide that a "change of control" would be an event of default and could result in the acceleration of substantially all of the Company's long-term debt.

       Trace is presently in bankruptcy proceedings under Chapter 7 of the Bankruptcy Code in Federal Court in New York City. Trace's bankruptcy filing does not constitute a "change of control" under the provisions of the debt agreements. A "change of control" could take place however, if the bankruptcy court allows Trace's creditors to foreclose on and take ownership of the Company's common stock owned by Trace, or otherwise authorizes a sale or transfer of these shares, under circumstances in which a person or related group, other than Trace, acquired more than 25% of the Company's outstanding voting stock and owned a greater percentage of such voting stock than the amount beneficially owned by Trace.

       Management believes that it is unlikely that a "change of control" will occur as a result of Trace's bankruptcy proceedings. However, the Company would seek to resolve the issues that may arise should the "change of control" provisions be triggered, by requesting waivers of such provisions and/or refinancing certain debt, if necessary. There can be no assurance that the Company or its subsidiaries will be able to do so, or that the Company will be able to obtain waivers of such provisions. Such circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements were prepared on a going-concern basis and do not include any adjustments that might result from the outcome of the Trace bankruptcy filing.

Environmental Matters

       The Company is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with the Company's compliance with such laws and regulations did not have a material adverse effect on operations, financial position, capital expenditures or competitive position. Liabilities recorded by the Company in connection with environmental matters as of December 31, 1999 totaled $4.5 million. Although it is possible that new information or future developments could require the Company to reassess its potential exposure to all pending environmental matters, including those described in the consolidated financial statements, the Company believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a significant adverse effect on the Company's operations, financial position, capital expenditures or competitive position.

Inflation and Other Matters

       On average, inflation rates for the domestic economy continue to be relatively low. Although long-term inflation rates are difficult to predict, the Company believes it has the flexibility in operations and capital structure to maintain a competitive position. In recent years, results of operations were adversely affected by raw material cost increases. The price of the two principal chemicals used, TDI and polyol, is influenced by demand, manufacturing capacity and oil prices. The recent increase in oil prices did not significantly impact raw material costs in 1999. Any sustained increase in oil prices will likely result in higher raw material costs and also increase the cost of operations. Results for the first quarter of 2000 are anticipated to be negatively impacted by higher transportation costs related to oil price increases and higher costs for raw materials. The Company attempts to offset raw material cost increases through selling price increases; however, there can be no assurance that the Company will be successful in implementing selling price increases or that competitive pricing pressure will not require the Company to adjust selling prices. Results of operations have been and could be adversely affected by delays in implementing, or the inability of the Company to implement, selling price increases to offset raw material cost increases.

Year 2000 Compliance

       The Company's program to address potential disruptions to operations and relationships with our business partners related to the Year 2000 software problem was successful and there were no significant disruptions to operations or administration.

       The cost to prevent the Year 2000 problem was approximately $2.0 million. The majority of this total project cost was incurred during 1998 and 1999. The project cost primarily represented the cost for various consultants and system upgrades. Project cost included internal Company cost for information technology employees that worked directly on software programming modifications.


ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company's debt securities with variable interest rates are subject to market risk for changes in interest rates. On December 31, 1999, indebtedness with variable interest rates totaled $482.2 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $4.8 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       An index to the financial statements and financial statement schedules is included in Item 14(a).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

       None

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

(a)    Financial statements.

       Foamex International Inc. and Subsidiaries:

         Report of Independent Accountants                                 F-2
         Consolidated Balance Sheets as of
               December 31, 1999 and 1998                                  F-3
         Consolidated Statements of Operations for the
               years 1999, 1998 and 1997                                   F-5
         Consolidated Statements of Cash Flows for the
               years 1999, 1998 and 1997                                   F-6
         Consolidated Statements of Stockholders' Equity (Deficit)
               for the years 1999, 1998 and 1997                           F-7
         Notes to Consolidated Financial Statements                        F-8

       Foamex International Inc. and Subsidiaries Financial
           Statement Schedules:
         Schedule I - Condensed Financial Information of Registrant        S-2
         Schedule II - Valuation and Qualifying Account                    S-5

(b)    Reports on Form 8-K.

         A report, dated December 15, 1999, was filed for Item 5. Other Events, concerning the termination of a letter of intent for the acquisition of the Company.

         A report, dated February 9, 2000, was filed for Item 5. Other Events, concerning preliminary merger discussions.

         A report, dated March 2, 2000, was filed for Item 5. Other Events, concerning a press release announcing its financial results for the year ended December 31, 1999.

(c)      Exhibits.

2.1(x)      - Transfer Agreement,  dated as of February 27, 1998, by and between
            Foam Funding LLC and Foamex L.P.
2.2(x)      - Asset  Purchase  Agreement,  dated as of February 27, 1998, by and
            among  Foamex  Carpet  Cushion,   Inc.  ("Foamex  Carpet"),   Foamex
            International  Inc. ("Foamex  International"),  Foam Funding LLC and
            General Felt Industries, Inc. ("General Felt").
2.3(z)      - Agreement and Plan of Merger, dated as of November 5, 1998, by and among  Foamex  International,  Trace  International  Holdings,  Inc.
            ("Trace Holdings") and Trace Merger Sub, Inc. ("Trace Sub").
2.4(aa)     - Agreement  and Plan of Merger,  dated as of June 25, 1998,  by and among Trace Holdings, Trace Sub and Foamex International.
2.5(z)      - Notice of termination of Agreement and Plan of Merger, dated as of
            November 5, 1998, from Trace International  Holdings, Inc. to Foamex
            International Inc.
3.1(a)      - Certificate of Limited Partnership of Foamex L.P.
3.2.1(a)    - Fourth  Amended and Restated  Agreement of Limited  Partnership of
            Foamex L.P.,  dated as of December 14, 1993, by and among FMXI, Inc.
            ("FMXI") and Trace Foam Company,  Inc.  ("Trace  Foam"),  as general partners,  and  Foamex  International,  as a  limited  partner  (the
            "Partnership Agreement").
3.2.2(b) - First Amendment to the Partnership Agreement, dated June 28, 1994. 3.2.3(c) - Second Amendment to the Partnership Agreement, dated June 12,
            1997.
3.2.4(v)    - Third Amendment to the Partnership  Agreement,  dated December 23,
            1997.
3.2.5(x)    - Fourth Amendment to the Partnership Agreement,  dated February 27,
            1998.
3.3(y)      - Certificate of Incorporation of FMXI.
3.4(y)      - By-laws of FMXI.

3.5(k)      -  Certificate  of  Incorporation  of  Foamex  Capital   Corporation
            ("FCC").
3.6(k)      - By-laws of FCC.
3.7.1(a)    - Certificate of Incorporation of Foamex International.
3.7.1(dd) - Amendment to Certificate of Incorporation of Foamex International. 3.7.2(cc) - Certificate of Incorporation of Foamex Carpet Cushion, Inc.
            ("Foamex Carpet")
3.8(a)      - By-laws of Foamex International.
3.8.1(cc)   - By-laws of Foamex Carpet.
4.1.1(d)    - Indenture,  dated as of June 12,  1997,  by and among Foamex L.P.,
            FCC, the Subsidiary Guarantors and The Bank of New York, as trustee,
            relating  to  $150,000,000   principal   amount  of  9  7/8%  Senior
            Subordinated Notes due 2007 (the "9 7/8% Notes"), including the form of Senior Subordinated Note and Subsidiary Guarantee.
4.1.2(v)    - First  Supplemental  Indenture,  dated as of  December  23,  1997, between  Foamex LLC ("FLLC")  and The Bank of New York,  as trustee, relating to the 9 7/8% Notes.
4.1.3(x)    - Second  Supplemental  Indenture,  dated as of February  27,  1998, among  Foamex L.P. and FCC, as joint and several  obligors,  General
            Felt,  Foamex  Fibers,   Inc.  ("Foamex   Fibers"),   and  FLLC,  as
            withdrawing  guarantors,  and The  Bank  of New  York,  as  trustee, relating to the 9 7/8% Notes.
4.1.4(d)    - Registration  Rights Agreement,  dated as of June 12, 1997, by and among Foamex L.P., FCC, General Felt, Foamex Fibers,  and all future direct or indirect domestic  subsidiaries of Foamex L.P. or FCC, and
            Donaldson,   Lufkin  &  Jenrette  Securities  Corporation,   Salomon
            Brothers Inc. and Scotia Capital Markets, as Initial Purchasers.
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

4.4.13(p)   - Subsidiary  Pledge  Agreement,  dated as of June 12, 1997, made by
            Foamex  Mexico,  Inc. in favor of Citicorp USA,  Inc., as Collateral
            Agent.
4.4.14(p)   - Subsidiary  Pledge  Agreement,  dated as of June 12, 1997, made by
            Foamex Mexico II, Inc. in favor of Citicorp USA, Inc., as Collateral
            Agent.
4.4.15(p)   - Foamex  Security  Agreement,  dated as of June 12,  1997,  made by
            Foamex L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.16(p)   - Subsidiary Security Agreement,  dated as of June 12, 1997, made by
            Foamex  Latin  America,  Inc. in favor of  Citicorp  USA,  Inc.,  as
            Collateral Agent.
4.4.17(p)   - Subsidiary Security Agreement,  dated as of June 12, 1997, made by
            Foamex  Mexico,  Inc. in favor of Citicorp USA,  Inc., as Collateral
            Agent.
4.4.18(p)   - Subsidiary Security Agreement,  dated as of June 12, 1997, made by
            Foamex Mexico II, Inc. in favor of Citicorp USA, Inc., as Collateral
            Agent.
4.4.19(p)   - Subsidiary Security Agreement,  dated as of June 12, 1997, made by
            Foamex Asia,  Inc. in favor of Citicorp  USA,  Inc.,  as  Collateral
            Agent.
4.4.20(p)   - Subsidiary Security Agreement,  dated as of June 12, 1997, made by
            FCC in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.21(r)   - Foamex Pledge Agreement, dated as of June 12, 1997, made by Foamex
            L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.22(w)   - First Amendment to Foamex Pledge  Agreement,  dated as of December
            23,  1997,  by  Foamex  L.P.  in favor of  Citicorp  USA,  Inc.,  as
            Collateral Agent.
4.4.23(w)   - First Amendment to Foamex Security Agreement, dated as of December
            23,  1997,  by  Foamex  L.P.  in favor of  Citicorp  USA,  Inc.,  as
            Collateral Agent.
4.4.24(w)   - First Amendment to Foamex Patent  Agreement,  dated as of December
            23,  1997,  by  Foamex  L.P.  in favor of  Citicorp  USA,  Inc.,  as
            Collateral Agent.
4.4.25(w)   - First  Amendment  to  Trademark  Security  Agreement,  dated as of
            December 23, 1997, by Foamex L.P. in favor of Citicorp USA, Inc., as
            Collateral Agent.
4.4.26(w)   - Acknowledgment of Guaranty by each of the guarantors to a Guaranty dated June 12, 1997 in favor of Citicorp USA, Inc.
4.4.27(w)   - First  Amendment  to Pledge  Agreement,  dated as of December  23,
            1997, by pledgors in favor of Citicorp USA, Inc.
4.4.28(w)   - Crain Industries,  Inc. ("Crain")  Guaranty,  dated as of December
            23, 1997, made by Crain in favor of Citicorp USA, Inc.
4.4.29(x)   - Partnership Pledge Agreement,  dated as of February 27, 1998, made by Foamex  International and FMXI in favor of Citicorp USA, Inc., as
            Collateral Agent.
4.4.30(bb)  -  Amendment   No.  1  to  Second   Amended  and   Restated   Foamex
            International Guaranty, dated March 11, 1999.
4.4.31(bb)  - Amendment No. 1 to Foamex International Guaranty,  dated March 12,
            1999.
4.4.32(dd)  - Foamex Patent Agreement, dated as of June 12, 1997, by Foamex L.P.
            in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.33(dd)  - Trademark Security Agreement, dated as of June 12, 1997, by Foamex
            L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.34(ee)  - Amended and Restated Foamex Pledge Agreement, dated as of June 30,
            1999 made by Foamex L.P. in favor of Citicorp U.S.A. Inc. as Collateral Agent.
4.4.35(ee)  - Amended and Restated  Partnership  Pledge  Agreement,  dated as of
            June 30, 1999 by FMXI, Inc. and Foamex International Inc. in favor of Citicorp USA Inc. as FII Intercreditor Collateral Agent.
4.5(ff)     - Commitment  letter,  dated  August 9, 1999,  from The Bank of Nova
            Scotia to Foamex Canada Inc.
4.6(a)      -  Subordinated  Promissory  Note,  dated as of May 6, 1993,  in the original principal amount of $7,014,864 executed by Foamex L.P. to John Rallis ("Rallis").
4.7(a)      - Marely Loan Commitment  Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and Marely s.a. ("Marely").
4.8(a)      - DLJ Loan Commitment  Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and DLJ Funding, Inc. ("DLJ Funding").

4.9.1(p)    - Promissory Note,  dated June 12, 1997, in the aggregate  principal amount of $5,000,000, executed by Trace Holdings to Foamex L.P.
4.9.2(p)    - Promissory Note,  dated June 12, 1997, in the aggregate  principal amount of $4,794,828, executed by Trace Holdings to Foamex L.P.
4.10.1(x)   - Credit  Agreement,  dated as of February  27,  1998,  by and among
            Foamex Carpet,  the institutions  from time to time party thereto as lenders, the institutions from time to time party thereto as issuing banks  and  Citicorp  USA,  Inc.  and The  Bank of Nova  Scotia,  as
            administrative agents.
4.10.2(x)   - Foamex International Guaranty, dated as of February 27, 1998, made
            by  Foamex   International  in  favor  of  Citicorp  USA,  Inc.,  as
            Collateral Agent.
4.10.3(x)   - Foamex  International  Pledge Agreement,  dated as of February 27,
            1998, made by Foamex  International  in favor of Citicorp USA, Inc., as Collateral Agent.
4.10.4(x)   - New GFI Security Agreement, dated as of February 27, 1998, made by
            Foamex Carpet in favor of Citicorp USA, Inc., as Collateral Agent.
4.10.5(x)   - New GFI Intercreditor Agreement, dated as of February 27, 1998, by and among Foamex Carpet,  The Bank of Nova Scotia, as Administrative
            Agent,  and  Citicorp  USA,  Inc.,  as   Administrative   Agent  and
            Collateral Agent.
4.10.6(x)   - FII Intercreditor Agreement, dated as of February 27, 1998, by and between Foamex  International  and Citicorp USA, Inc., as Collateral
            Agent.
4.10.9(dd)  - Amendment No. 1 to Foamex Carpet Credit  Agreement,  dated October
            30, 1998.
4.10.10(bb) - Amendment No. 2 to Foamex Carpet Credit Agreement, dated March 12,
            1999.
4.10.11(ee) - Foamex L.P. Credit Agreement,  dated June 12, 1997, as amended and restated as of February 27, 1998 as further  amended and restated as of June 29, 1999 among Foamex L.P., FMXI, the institutions from time to time party thereto as lenders, the institutions from time to time party  thereto as issuing  banks and Citicorp USA, Inc. and the Bank of Nova Scotia as Administrative Agents.
4.10.12(ee) - Amendment No. 3 to Foamex Carpet Credit Agreement,  dated June 30,
            1999.
4.10.13(ee) - Foamex International  Pledge Agreement,  dated June 30, 1999, made by Foamex  International  in favor of  Citicorp  U.S.A.  Inc. as FII
            Intercreditor Collateral Agent.
4.10.14     - Amendment No. 1 to Foamex L.P.  Credit  Agreement,  dated December
            23, 1999, as amended and restated as of February 27, 1998 as further amended and restated as of June 29, 1999 among  Foamex  L.P.,  FMXI, the  institutions  from time to time party  thereto as lenders,  the institutions  from time to time party  thereto as issuing  banks and
            Citicorp  USA,  Inc.  and the Bank of Nova Scotia as  Administrative
            Agents.
4.11.1(x)   - Promissory Note of Foamex L.P. in favor of Foam Funding LLC in the principal amount of $34 million, dated February 27, 1998.
4.12.1(x)   - Promissory  Note of Foamex  Carpet in favor of Foam Funding LLC in the principal amount of $70.2 million, dated February 27, 1998.
4.12.2(bb)  - Amendment  to  Promissory  Note of Foamex  Carpet in favor of Foam
            Funding LLC dated March 15, 1999.
4.12.3(ee)  -  Amendment  to  Promissory  Note of Foamex  L.P.  in favor of Foam
            Funding LLC dated as of June 30, 1999.
4.12.4(ee)  - Amendment to  Promissory  Note of Foamex Carpet in favor of Foam
            Funding LLC dated as of June 30, 1999.
4.13(dd)    - Waiver, dated as of April 15, 1999 to the Credit Agreement,  dated as of February 27, 1998, among Foamex Carpet, the institutions party thereto as Lenders, the institutions party thereto as Issuing Banks, and Citicorp USA, Inc. and The Bank of Nova Scotia as Administrative
            Agents.
4.13.1      - Waiver,  dated as of April 15, 1999 to the Promissory  Note, dated as of February  27, 1998,  payable by Foamex  Carpet to Foam Funding
            LLC.
4.13.2      - Waiver,  dated as of May 6, 1999 to the Promissory  Note, dated as of February 27, 1998, payable by Foamex Carpet to Foam Funding LLC.
10.1.1(p)   - Amendment to Master Agreement,  dated as of June 5, 1997,  between
            Citibank, N.A. and Foamex L.P.
10.1.2(p)   - Amended Confirmation, dated as of June 13, 1997, between Citibank,
            N.A. and Foamex L.P.

10.1.3(w)   -  Amended  Confirmation,  dated as of  February  2,  1998,  between
            Citibank, N.A. and Foamex L.P.
10.2(h)     - Reimbursement Agreement, dated as of March 23, 1993, between Trace
            Holdings and General Felt.
10.3(h)     - Shareholder  Agreement,  dated December 31, 1992,  among Recticel,
            s.a. ("Recticel"), Recticel Holding Noord B.V., Foamex L.P., Beamech
            Group Limited, LME-Beamech, Inc., James Brian Blackwell, and Prefoam
            AG relating to a foam technology-sharing arrangement.
10.4.1(k)   - Asset  Transfer  Agreement,  dated as of October 2, 1990,  between
            Trace  Holdings and Foamex L.P. (the "Trace  Holdings Asset Transfer
            Agreement").
10.4.2(k)   - First  Amendment,  dated as of  December  19,  1991,  to the Trace
            Holdings Asset Transfer Agreement.
10.4.3(k)   - Amended and Restated Guaranty, dated as of December 19, 1991, made by Trace Foam in favor of Foamex L.P.
10.5.1(k)   - Asset  Transfer  Agreement,  dated as of October 2, 1990,  between
            Recticel  Foam  Corporation  ("RFC") and Foamex L.P. (the "RFC Asset
            Transfer Agreement").
10.5.2(k)   - First  Amendment,  dated as of December 19, 1991, to the RFC Asset
            Transfer Agreement.
10.5.3(k)   -  Schedule  5.03 to the RFC Asset  Transfer  Agreement  (the  "5.03
            Protocol").
10.5.4(h)   - The 5.03 Protocol  Assumption  Agreement,  dated as of October 13,
            1992, between RFC and Foamex L.P.
10.5.5(h)   - Letter Agreement between Trace Holdings and Recticel regarding the
            Recticel Guaranty, dated as of July 22, 1992.
10.6(l)     - Supply  Agreement,  dated June 28, 1994,  between  Foamex L.P. and
            Foamex International.
10.7.1(l)   - First  Amended and  Restated  Tax Sharing  Agreement,  dated as of
            December 14, 1993,  among Foamex L.P.,  Trace Foam,  FMXI and Foamex
            International.
10.7.2(d)   -  First  Amendment  to  First  Amended  and  Restated  Tax  Sharing
            Agreement,  dated as of June 12,  1997,  by and among  Foamex  L.P.,
            Foamex International, FMXI and Trace Foam.
10.7.3(w)   - Second  Amendment  to  First  Amended  and  Restated  Tax  Sharing
            Agreement,  dated as of December 23, 1997, by and among Foamex L.P.,
            Foamex International, FMXI, and Trace Foam.
10.7.4(y)   -  Third  Amendment  to  First  Amended  and  Restated  Tax  Sharing
            Agreement,  dated as of February  27,  1998,  by and between  Foamex
            L.P., Foamex International and FMXI.
10.8.1(m)   - Tax Distribution Advance Agreement, dated as of December 11, 1996, by and between Foamex L.P. and Foamex-JPS Automotive L.P.
10.8.2(d)   - Amendment No. 1 to Tax Distribution Advance Agreement, dated as of
            June 12, 1997, by and between Foamex L.P. and Foamex International.
10.9.1(h)   - Trace Foam  Management  Agreement  between  Foamex L.P.  and Trace
            Foam, dated as of October 13, 1992.
10.9.2(l)   -  Affirmation  Agreement  re:  Management  Agreement,  dated  as of
            December 14, 1993, between Foamex L.P. and Trace Foam.
10.9.3(d)   - First  Amendment  to  Management  Agreement,  dated as of June 12,
            1997, by and between Foamex L.P. and Trace Foam.
10.10.1(k) - Salaried Incentive Plan of Foamex L.P. and Subsidiaries. 10.10.2(k) - Trace Holdings 1987 Nonqualified Stock Option Plan.
10.10.3(k)  - Equity Growth Participation Program.
10.10.4(o)  - The Foamex L.P. Salaried Pension Plan (formerly, "The General Felt
            Industries, Inc. Retirement Plan for Salaried Employees"), effective as of January 1, 1995.
10.10.5(u)  - The Foamex L.P. Hourly Pension Plan (formerly "The Foamex Products
            Inc.  Hourly Employee  Retirement  Plan"),  as amended  December 31,
            1995.
10.10.6(u) - Foamex L.P. 401(k) Savings Plan effective October 1, 1997. 10.10.7(a) - Foamex International's 1993 Stock Option Plan.
10.10.8(a) - Foamex International's Non-Employee Director Compensation Plan. 10.11.1(o) - Employment Agreement, dated as of February 1, 1994, by and between
            Foamex L.P. and William H. Bundy.
10.11.2(dd) - Employment  Agreement,  dated as of March 16, 1999, by and between
            Foamex International and John G. Johnson, Jr.

10.11.3     - Employment  Agreement,  dated as of March 16, 1999, by and between
            Foamex International and John Televantos.
10.12.1(a)  - Warrant Exchange Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and Marely.
10.12.2(a)  - Warrant Exchange Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and DLJ Funding.
10.13(t)    -  Warrant  Agreement,  dated as of June 28,  1994,  by and  between
            Foamex International and Shawmut Bank.
10.14(o)    - Stock  Purchase  Agreement,  dated as of December 23, 1993, by and between Transformacion de Espumas u Fieltros, S.A., the stockholders which are parties thereto, and Foamex L.P.
10.15.1(r)  - Asset  Purchase  Agreement,  dated as of August 29,  1997,  by and among General Felt, Foamex L.P., Bretlin, Inc. and The Dixie Group.
10.15.2(s)  - Addendum to Asset Purchase Agreement, dated as of October 1, 1997, by and among General Felt, Foamex L.P., Bretlin,  Inc. and The Dixie
            Group.
10.16.1(x)  - Supply  Agreement,  dated as of February 27, 1998,  by and between
            Foamex L.P. and General Felt (as assigned to Foamex Carpet).
10.16.2(x)  - Administrative Services Agreement,  dated as of February 27, 1998, by and between  Foamex L.P.  and General Felt (as assigned to Foamex
            Carpet).
10.17(y)    - Tax Sharing  Agreement,  dated as of February  27,  1998,  between
            Foamex International and Foamex Carpet.
10.18.1(w)  - Joint Venture Agreement between Hua Kee Company Limited and Foamex
            Asia, Inc., dated as of July 8, 1997.
10.18.2(w)  - Loan  Agreement  between Hua Kee Company  Limited and Foamex Asia,
            Inc., dated as of July 8, 1997.
21          - Subsidiaries of registrant.
23          - Consent of Independent Accountants, PricewaterhouseCoopers LLP.
27          - Financial Data Schedule for the year ended December 31, 1999.
----------------------------
(a) Incorporated herein by reference to the Exhibit to Foamex L.P.'s Registration Statement on Form S-1, Registration No. 33-69606.
(b) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended January 1, 1995.
(c) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Foamex International reporting an event that occurred May 28, 1997.
(d) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Foamex International reporting an event that occurred June 12, 1997.
(e) Incorporated herein by reference to the Exhibit to the Registration Statement of Foamex L.P. and FCC on Form S-4, Registration No. 33-65158.
(f) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex International for the quarterly period ended June 30, 1996.
(g) Incorporated herein by reference to the Exhibit to the Registration Statement of Foamex L.P., FCC and General Felt on Form S-1, Registration Nos. 33-60888, 33-60888-01, and 33-60888-02.
(h) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K Statement of Foamex L.P. and FCC for fiscal 1992.

(i) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex L.P. for fiscal 1994.
(j) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex for the quarterly period ended September 30, 1996.
(k) Incorporated herein by reference to the Exhibit to the Registration Statement of Foamex L.P. and FCC on Form S-1, Registration Nos. 33-49976 and 33-49976-01.
(l) Incorporated herein by reference to the Exhibit to the Registration Statement of FJPS, FJCC and Foamex L.P. on Form S-4, Registration No. 33-82028.
(m) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 29, 1996.
(n) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex International for the quarterly period ended July 2, 1995.
(o) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex L.P. for fiscal 1993.
(p) Incorporated herein by reference to the Exhibit in the Registration Statement of Foamex International on Form S-4, Registration No. 333-30291.
(q) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex L.P. for the fiscal year ended December 31, 1995.
(r) Incorporated herein by reference to the Current Report on Form 8-K of Foamex L.P. reporting an event that occurred on August 29, 1997.
(s) Incorporated herein by reference to the Current Report on Form 8-K of Foamex L.P. reporting an event that occurred on October 6, 1997.
(t) Incorporated by reference to the Exhibit to the Form 10-Q of Foamex International for the quarterly period ended July 3, 1994.
(u) Incorporated by reference to the Exhibit to the Form 10-Q of Foamex L.P. for the quarterly period ended September 28, 1997.
(v) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Foamex L.P., FCC and Foamex International reporting an event that occurred December 23, 1997.
(w) Incorporated herein by reference to the Exhibit in the Registration Statement of Foamex L.P. and FCC on Form S-4, Registration No. 333-45733, filed February 6, 1998.
(x) Incorporated herein by reference to the Current Report on Form 8-K of Foamex International reporting an event that occurred on February 27, 1998.
(y) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 28, 1997.
(z) Incorporated herein by reference to the Current Report on Form 8-K of Foamex International reporting an event that occurred on November 5, 1998.

(aa) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Foamex International reporting an event that occurred on June 25, 1998.
(bb) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Foamex International reporting an event that occurred on March 11, 1999.
(cc) Incorporated herein by reference to the Exhibit in the Registration Statement of Foamex L.P. and FCC on Form S-4/A, Registration No. 333-45733, filed May 11, 1998.
(dd) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International Inc. for the fiscal year ended December 31, 1998.
(ee) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Foamex International Inc. reporting an event that occurred on June 30, 1999.
(ff) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex International for the quarterly period ended September 30, 1999.


       Certain instruments defining the rights of security holders have been excluded herefrom in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 17th day of March 2000.

                                    FOAMEX INTERNATIONAL INC.


                                    By: /s/ John G. Johnson, Jr.
                                        ------------------------
                                    Name:  John G. Johnson, Jr.
                                    Title: President and Chief Executive Officer


                                    By: /s/ David J. Prilutski
                                    Name:  David J. Prilutski
                                    Title: Senior Vice President, Planning
                                             and Acting Chief Financial Officer


                                    By: /s/ Robert S. Graham, Jr.
                                        -------------------------
                                    Name:  Robert S. Graham, Jr.
                                    Title: Senior Vice President, Corporate
                                             Controller and Chief Accounting
                                             Officer

                                   SIGNATURES
                                   (continued)


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf by the registrant and in the capacities and on the dates indicated:

Signature                       Title                           Date


/s/ Marshall S. Cogan           Chairman of the Board           March 17, 2000
-------------------------
     Marshall S. Cogan


/s/ Robert J. Hay               Chairman Emeritus               March 17, 2000
----------------------------    and Director
     Robert J. Hay


/s/ John G. Johnson, Jr.        President, Chief Executive      March 17, 2000
-------------------------        Officer and Director
    John G. Johnson, Jr.


/s/ Etienne Davignon            Director                        March 17, 2000
--------------------------
    Etienne Davignon


/s/ John H. Gutfreund           Director                        March 17, 2000
--------------------------
    John H. Gutfreund


/s/ Stuart J. Hershon           Director                        March 17, 2000
----------------------------
    Stuart J. Hershon


/s/ John V. Tunney              Director                        March 17, 2000
---------------------------
    John V. Tunney

                            FOAMEX INTERNATIONAL INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Foamex International Inc.
  Index to Consolidated Financial Statements                                                          F-1

  Report of Independent Accountants                                                                   F-2

  Consolidated Balance Sheets as of December 31, 1999 and 1998                                        F-3

  Consolidated Statements of Operations for the years 1999, 1998 and 1997                             F-5

  Consolidated Statements of Cash Flows for the years 1999, 1998 and 1997                             F-6

  Consolidated Statements of Stockholders' Equity (Deficit) for the years 1999,
       1998 and 1997                                                                                  F-7

  Notes to Consolidated Financial Statements                                                          F-8



                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Foamex International Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Foamex International Inc. and its subsidiaries (the "Company") at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules as of and for each of the three years in the period ended December 31, 1999 when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, on July 21, 1999, Trace International Holdings, Inc. ("Trace"), a major stockholder of the Company, filed a petition for relief under Chapter 11 of the Bankruptcy Code. On January 24, 2000, an order was signed converting the Trace case from Chapter 11 to Chapter 7 of the Bankruptcy Code. A trustee was appointed to oversee the liquidation of Trace's assets. The outcome of the Trace bankruptcy could result in the acceleration of substantially all of the Company's debt. This matter raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1 to the accompanying financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The selected quarterly financial data in Note 21 contains information that we did not audit, and accordingly, we do not express an opinion on that data. We attempted but were unable to review the quarterly data within the year ended December 31, 1998 in accordance with standards established by the American Institute of Certified Public Accountants because we believe that the Company's internal control for the preparation of interim financial information did not provide an adequate basis to enable us to complete such reviews.





PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 10, 2000

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                               December 31,         December 31,
ASSETS                                                             1999                 1998
                                                                          (thousands)
CURRENT ASSETS
    Cash and cash equivalents                                   $   6,577           $  12,572
    Accounts receivable, net of allowance for doubtful
      accounts and discounts of $9,549 and $11,630                166,571             185,158
    Inventories                                                    97,882             136,658
    Deferred income taxes                                              60                  --
    Other current assets                                           23,602              29,446
                                                                ---------           ---------

            Total current assets                                  294,692             363,834
                                                                ---------           ---------

PROPERTY, PLANT AND EQUIPMENT
    Land and land improvements                                      6,947               7,142
    Buildings and leasehold improvements                           98,939              98,670
    Machinery, equipment and furnishings                          264,241             256,061
    Construction in progress                                       14,851              25,000
                                                                ---------           ---------

            Total                                                 384,978             386,873

    Less accumulated depreciation and amortization               (163,145)           (144,700)
                                                                ---------           ---------

       Property, plant and equipment, net                         221,833             242,173

COST IN EXCESS OF ASSETS ACQUIRED, net of
accumulated amortization of $23,252 in 1999 and
$17,131 in 1998                                                   215,258             220,934

DEBT ISSUANCE COSTS, net of
accumulated amortization of $6,791 in 1999 and
$3,038 in 1998                                                     18,966              14,852

DEFERRED INCOME TAXES                                                 285                  --

OTHER ASSETS                                                       30,279              33,172
                                                                ---------           ---------

TOTAL ASSETS                                                    $ 781,313           $ 874,965
                                                                =========           =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,         December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                          1999                   1998
                                                                                        (thousands except share data)
CURRENT LIABILITIES
    Short-term borrowings                                                           $     1,627           $     2,957
    Current portion of long-term debt                                                     7,866               690,248
    Current portion of long-term debt - related party                                    10,530                98,935
    Accounts payable                                                                     86,576               149,268
    Accrued employee compensation and benefits                                           17,878                13,886
    Accrued interest                                                                      9,741                 7,851
    Accrued restructuring and plant consolidation                                         5,266                 2,947
    Accrued customer rebates                                                             22,823                15,993
    Other accrued liabilities                                                            23,519                37,270
    Deferred income taxes                                                                 3,220                 2,074
                                                                                    -----------           -----------

      Total current liabilities                                                         189,046             1,021,429

LONG-TERM DEBT                                                                          646,544                 8,240

LONG-TERM DEBT - RELATED PARTY                                                           78,753                    --

ACCRUED EMPLOYEE BENEFITS                                                                14,901                28,189

DEFERRED INCOME TAXES                                                                       997                   991

ACCRUED RESTRUCTURING AND
    PLANT CONSOLIDATION                                                                   7,533                 9,003

OTHER LIABILITIES                                                                         9,920                11,232
                                                                                    -----------           -----------

    Total liabilities                                                                   947,694             1,079,084
                                                                                    -----------           -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT) Preferred Stock, par value $1.00 per share:
      Authorized 5,000,000 shares - none issued                                              --                    --
    Common Stock, par value $.01 per share:
      Authorized 50,000,000 shares
      Issued 27,045,480 and 27,005,752 shares, respectively;
      Outstanding 25,056,480 and 25,016,752 shares, respectively                            270                   270
    Additional paid-in capital                                                           87,475                86,990
    Accumulated deficit                                                                (217,945)             (237,661)
    Accumulated other comprehensive income (loss)                                        (7,758)              (24,721)
    Other:
      Common Stock held in treasury, at cost:
        1,989,000 shares                                                                (19,202)              (19,202)
      Shareholder note receivable                                                        (9,221)               (9,795)
                                                                                    -----------           -----------

      Total stockholders' equity (deficit)                                             (166,381)             (204,119)
                                                                                    -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                $   781,313           $   874,965
                                                                                    ===========           ===========

         The accompanying notes are an integral part of the consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Years 1999, 1998 and 1997

                                                          1999                 1998                  1997
                                                      -----------          -----------           -----------
                                                              (thousands except per share amounts)
NET SALES                                             $ 1,279,993          $ 1,246,396           $   931,095

COST OF GOODS SOLD                                      1,099,685            1,091,891               787,756
                                                      -----------          -----------           -----------

GROSS PROFIT                                              180,308              154,505               143,339

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                               76,247               89,171                67,139

RESTRUCTURING AND OTHER CHARGES (CREDITS)                  10,491               (9,698)               21,100
                                                      -----------          -----------           -----------

INCOME FROM OPERATIONS                                     93,570               75,032                55,100

INTEREST AND DEBT ISSUANCE EXPENSE                         72,908               72,295                50,570

OTHER INCOME (EXPENSE), NET                                 1,516              (14,348)                2,126
                                                      -----------          -----------           -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE PROVISION FOR INCOME TAXES                      22,178              (11,611)                6,656

PROVISION FOR INCOME TAXES                                  2,462               58,242                 2,525
                                                      -----------          -----------           -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                   19,716              (69,853)                4,131
                                                      -----------          -----------           -----------

LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS,
    NET OF INCOME TAXES                                        --                   --                (1,994)
                                                      -----------          -----------           -----------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                    19,716              (69,853)                2,137

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
    OF DEBT, NET OF INCOME TAXES                               --               (1,917)              (44,482)
                                                      -----------          -----------           -----------

NET INCOME (LOSS)                                     $    19,716          $   (71,770)          $   (42,345)
                                                      ===========          ===========           ===========

BASIC EARNINGS (LOSS) PER SHARE
   CONTINUING OPERATIONS                              $      0.79          $     (2.79)          $      0.16
                                                      ===========          ===========           ===========
   NET EARNINGS (LOSS)                                $      0.79          $     (2.87)          $     (1.68)
                                                      ===========          ===========           ===========

DILUTED EARNINGS (LOSS) PER SHARE
   CONTINUING OPERATIONS                              $      0.78          $     (2.79)          $      0.16
                                                      ===========          ===========           ===========
   NET EARNINGS (LOSS)                                $      0.78          $     (2.87)          $     (1.65)
                                                      ===========          ===========           ===========



         The accompanying notes are an integral part of the consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years 1999, 1998 and 1997

                                                                             1999               1998                1997
                                                                          ---------           ---------           ---------
OPERATING ACTIVITIES                                                                          (thousands)
   Net income (loss)                                                      $  19,716           $ (71,770)          $ (42,345)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization                                           35,750              35,385              22,047
     Amortization of debt issuance costs, debt premium, deferred
        swap adjustment and gain, and debt discount                           1,315                (100)              7,783
     Asset writedowns and other charges (credits)                               314              (7,972)             12,041
     Provision for uncollectible accounts                                     2,758               2,611               2,295
     Deferred income taxes                                                      807              54,178              (1,179)
     Net loss on disposal of discontinued operations                             --                  --               1,994
     Other, net                                                              (3,407)             (4,056)             (5,195)
   Changes in operating assets and liabilities,
     net of acquisitions and discontinued operations:
     Accounts receivable                                                     15,829             (12,085)             (4,037)
     Inventories                                                             38,776             (20,809)             12,882
     Accounts payable                                                       (62,692)             17,579              12,733
     Accrued restructuring and plant consolidation charges                      849             (14,946)              5,701
     Other assets and liabilities                                             8,704               8,059             (24,342)
                                                                          ---------           ---------           ---------

        Net cash provided by (used for) operating activities                 58,719             (13,926)                378
                                                                          ---------           ---------           ---------

INVESTING ACTIVITIES
   Capital expenditures                                                     (20,080)            (33,701)            (33,537)
   Proceeds from sale of assets                                              17,823               2,230              40,169
   Acquisitions, net of cash acquired                                            --                  --            (119,065)
   Settlement of discontinued operations                                         --                  --             (13,556)
   Purchase of note from related party                                           --                  --              (5,000)
   Decrease in restricted cash                                                   --                  --              12,143
   Other investing activities                                                   599              (1,290)             (1,888)
                                                                          ---------           ---------           ---------

        Net cash used for investing activities                               (1,658)            (32,761)           (120,734)
                                                                          ---------           ---------           ---------

FINANCING ACTIVITIES
   Net proceeds from (repayments of) short-term borrowings                   (1,330)             (3,641)              2,894
   Net proceeds from (repayments of) revolving loans                        (25,753)             84,511              54,928
   Proceeds from long-term debt                                                  --             138,810             594,499
   Repayments of long-term debt                                             (17,281)           (143,047)           (517,549)
   Repayments of long-term debt-related party                                (9,652)             (5,265)                 --
   Increase (decrease) in cash overdrafts                                    (1,444)              7,300                  --
   Debt issuance costs                                                       (7,866)             (2,029)            (18,410)
   GFI transaction costs                                                         --              (5,229)                 --
   GFI transaction payments of accounts payable                                  --              (4,800)                 --
   GFI transaction purchase of assets                                            --             (20,000)                 --
   Purchase of treasury stock                                                    --                  --              (5,739)
   Payment of dividends                                                          --              (1,245)                 --
   Other financing activities                                                   270               1,850                (426)
                                                                          ---------           ---------           ---------

        Net cash provided by (used for) financing activities                (63,056)             47,215             110,197
                                                                          ---------           ---------           ---------

Net increase (decrease) in cash and cash equivalents                         (5,995)                528             (10,159)

Cash and cash equivalents at beginning of period                             12,572              12,044              22,203
                                                                          ---------           ---------           ---------

Cash and cash equivalents at end of period                                $   6,577           $  12,572           $  12,044
                                                                          =========           =========           =========

         The accompanying notes are an integral part of the consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        For the Years 1999, 1998 and 1997

                                                                                  Accumulated
                                                        Additional                  Other
                                          Common Stock   Paid-in  (Accumulated  Comprehensive
                                         Shares  Amount  Capital     Deficit)    Income (Loss)   Other       Total
                                                                            (thousands)
Balances at December 29, 1996            26,753  $267    $84,579    $(120,174)     $(4,939)    $(17,836)  $(58,103)

Net loss                                                              (42,345)                             (42,345)
Minimum pension liability adjustment                                                  (786)                   (786)
Foreign currency translation adjustment                                               (873)                   (873)
                                                                                                        ----------
  Comprehensive income (loss)                                                                              (44,004)
Issuance of common stock                     10     -        161                                               161
Stock option compensation                                    282                                               282
Stock options exercised                     145     2      1,003                                             1,005
Purchase of treasury stock                                                                       (5,739)    (5,739)
Increase in note receivable from
    principal stockholder                                                                        (5,422)    (5,422)
Distribution to principal stockholder                                  (1,599)                              (1,599)
                                         ------  ----    -------    ---------    ---------     --------  ---------
Balances at December 28, 1997            26,908   269     86,025     (164,118)      (6,598)     (28,997)  (113,419)

Net loss                                                              (71,770)                             (71,770)
Minimum pension liability adjustment                                               (11,525)                (11,525)
Foreign currency translation adjustment                                             (6,598)                 (6,598)
                                                                                                         ---------
  Comprehensive income (loss)                                                                              (89,893)
Issuance of common stock                     15              163                                               163
Stock option compensation                                    208                                               208
Stock options exercised                      83     1        594                                               595
Cash dividend                                                          (1,245)                              (1,245)
Other                                                                    (528)                                (528)
                                         ------  ----    -------    ---------    ---------     --------  ---------
Balances at December 31, 1998            27,006   270     86,990     (237,661)     (24,721)     (28,997)  (204,119)

Net income                                                             19,716                               19,716
Minimum pension liability adjustment                                                12,009                  12,009
Foreign currency translation adjustment                                              4,954                   4,954
                                                                                                        ----------
  Comprehensive income (loss)                                                                               36,679
Stock option compensation                                    215                                               215
Stock options exercised                      39     -        270                                               270
Other                                                                                               574        574
                                         ------  ----    -------    ---------    ---------     --------  ---------

Balances at December 31, 1999            27,045  $270    $87,475    $(217,945)   $  (7,758)    $(28,423) $(166,381)
                                         ======  ====    =======    =========    =========     ========  =========

         The accompanying notes are an integral part of the consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND BASIS OF PRESENTATION

       Organization

       Foamex International Inc. (the "Company") operates in the flexible polyurethane and advanced polymer foam products industry. As of December 31, 1999, the Company's operations are primarily conducted through its wholly owned subsidiaries, Foamex L.P. and Foamex Carpet Cushion, Inc. ("Foamex Carpet"). Financial information concerning the business segments of the Company is included in Note 16.

       Change in Control

       Trace International Holdings, Inc. ("Trace") is a privately held company, which owned approximately 29% of the Company's outstanding voting common stock at March 10, 2000, and whose former Chairman also serves as the Company's Chairman. The Company's common stock owned by Trace is pledged as collateral against certain of Trace's obligations. Certain credit agreements and promissory notes of the Company's subsidiaries, pursuant to which approximately $467.1 million of debt was outstanding as of December 31, 1999, provide that a "change of control" would be an event of default and could result in the acceleration of such indebtedness. "Change of control" means, for this purpose, that (i) a person or related group, other than Trace, beneficially owns more than 25% of the Company's outstanding voting stock and (ii) such voting stock constitutes a greater percentage of such voting stock than the amount beneficially owned by Trace. Additionally, certain indentures of Foamex L.P. and Foamex Capital Corporation ("FCC") relating to senior subordinated notes of $248.0 million contain similar "change of control" provisions, which require the issuers to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if there is such a "change of control".

       On July 21, 1999, the Company was informed by Trace that it filed a petition for relief under Chapter 11 of the Bankruptcy Code in Federal Court in New York City. Subsequently, on January 24, 2000, an order was signed converting the Trace bankruptcy from Chapter 11 to Chapter 7 of the Bankruptcy Code. A trustee was appointed to oversee the liquidation of Trace's assets. Neither Trace's bankruptcy filing nor the conversion to Chapter 7 constituted a "change of control" under the provisions of the debt agreements described above. A "change of control" could take place however, if the bankruptcy court allows Trace's creditors to foreclose on and take ownership of the Company's common stock owned by Trace, or otherwise authorizes a sale or transfer of these shares, under circumstances in which a person or related group, other than Trace, acquired more than 25% of the Company's outstanding voting stock and owned a greater percentage of such voting stock than the amount beneficially owned by Trace. On November 22, 1999, the bankruptcy court allowed two creditors to take ownership of 11% and 6%, respectively, of the Company's common stock. Such an event did not constitute a "change of control" under the provisions of the debt agreements.

       Management believes that it is unlikely that a "change of control" will occur as a result of Trace's bankruptcy proceedings. However, the Company would seek to resolve the issues that may arise should the "change of control" provisions be triggered, by requesting waivers of such provisions and/or refinancing certain debt, if necessary. There can be no assurance that the Company or its subsidiaries will be able to do so, or that the Company will be able to obtain waivers of such provisions. Such circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements were prepared on a going-concern basis and do not include any adjustments that might result from the outcome of the Trace bankruptcy filing.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

       The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries where control exists. Investments in affiliates with 20% or greater ownership are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reporting Period

       Effective September 1998, the annual reporting period was changed from a 52 or 53 week fiscal year ending on the Sunday closest to the end of the calendar year to a calendar year ending on December 31. This change was effective for the third fiscal quarter of 1998, which ended on September 30, 1998. Fiscal year 1997 was a 52 week period that ended on December 28, 1997.

Accounting Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and contingency disclosures. Actual results could differ from those estimates.

Revenue Recognition, Discounts and Rebates

       Revenue from sales, net of discounts and estimated returns, allowances and rebates, is recognized when products are shipped at which time title passes to the customer.

Cash Equivalents

       Highly liquid investments with an original maturity of three months or less when purchased are recognized as cash equivalents. On December 31, 1998, cash and cash equivalents included $9.3 million of repurchase agreements collateralized by U.S. Government securities. There were no investments in repurchase agreements at December 31, 1999.

Inventories

       Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Property, Plant and Equipment

       Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The range of useful lives estimated for buildings is generally 20 to 35 years, and the range for machinery, equipment and furnishings is 5 to 12 years. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated useful lives of the leasehold improvements. Depreciation expense for 1999, 1998 and 1997 was $27.9 million, $27.3 million and $18.8 million, respectively.

       Maintenance and repairs are charged to expense as incurred. Renewals and major improvements are capitalized. When assets are retired or otherwise disposed of, the asset and related accumulated depreciation are removed from the accounts and any gain or loss is recognized in operations.

Debt Issuance Costs

       Debt issuance costs consist of amounts incurred in obtaining long-term financing and are disclosed in the financing activities section of the consolidated statements of cash flows. These costs are being amortized over the term of the related debt using the effective interest method.

Cost in Excess of Net Assets Acquired

       The excess of the acquisition cost over the fair value of net assets acquired in business combinations accounted for as purchases is amortized using the straight-line method over 40 years. At each balance sheet date, the Company evaluates the recoverability of cost in excess of net assets acquired using certain financial indicators such

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

as historical and future ability to generate income and cash flows from operations based on a going concern basis. If an impairment loss has occurred, based on expected future (undiscounted) cash flows, the loss is recognized in the income statement. During 1998, a $2.3 million impairment charge was recorded associated with the cost in excess of net assets acquired related with a foreign facility.

Environmental Remediation

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

Comprehensive Income

       Other comprehensive income or loss items are revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income and reflected as a component of equity, such as currency translation and minimum pension liability adjustments.

Foreign Currency Translation

       The financial statements of foreign subsidiaries, except in countries that are considered as highly inflationary as discussed below, have been translated into U.S. dollars by using the year-end exchange rates for the assets and liabilities and the average exchange rates for the statements of operations. Currency translation adjustments are included in other stockholders' equity (deficit). In 1998 and 1997, Mexico was considered a highly inflationary economy. Accordingly, certain financial statement amounts for the Mexican operations were translated at either current or historical exchange rates, as appropriate. These translation adjustments were reflected in the results of operations. Transaction gains (losses) are reflected in operations and are insignificant. The effect of foreign currency exchange rates on cash flows is insignificant.

Start-Up Costs

       Costs incurred in the start-up of a facility, including training and production testing, are expensed as incurred.

Interest Rate Swap Agreement

       The differential to be paid or received under an interest rate swap agreement is recognized as an adjustment to interest and debt issuance expense in the current period as interest rates change.

Income Taxes

       Income taxes are accounted for under the asset and liability method. Under this method, deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of assets and liabilities using the income tax rates, under existing legislation, expected to be in effect at the date such temporary differences are expected to reverse. Deferred income tax assets are reduced by a valuation allowance when it is considered more likely than not that a portion of the deferred income tax assets will not be realized in a future period. The estimates utilized in the recognition of deferred income tax assets are subject to revision in future periods.

Reclassifications

       Certain amounts have been reclassified to conform with the current year's presentation.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Future Accounting Changes

       Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") will require the fair value of derivatives be recognized in the consolidated balance sheets. Changes in the fair value of derivatives will be recognized in earnings or in other comprehensive income, essentially depending on the structure and purpose of the derivatives. The statement will be effective (as amended by SFAS No. 137) for all quarters of all fiscal years beginning after June 15, 2000. The Company has not determined the impact, if any, that the adoption of SFAS No. 133 will have on results of operations or financial position.

3.     ACQUISITIONS, ASSET SALES AND DISCONTINUED OPERATIONS

Acquisitions

       On  December  23,  1997,  the Company  acquired  Crain  Industries,  Inc.
("Crain") pursuant to a merger agreement with Crain Holdings Corp. (the "Crain Acquisition") for a purchase price of approximately $213.7 million. The Crain Acquisition was primarily funded with borrowings under a Foamex L.P. credit facility and the assumption of debt with a face value of approximately $98.6 million and an estimated fair value of approximately $112.3 million. In addition, fees and expenses associated with the Crain Acquisition were approximately $13.2 million.

       The Crain Acquisition was accounted for as a purchase and the results of Crain were included from the acquisition date, except the results from December 24, 1997 to December 28, 1997 were not included in the consolidated statements of operations or cash flows for 1997 since the effect would be insignificant. The cost of the Crain Acquisition has been allocated on the basis of the fair value of the assets acquired and the liabilities assumed. During 1998, the Company increased the cost in excess of the net assets acquired by approximately $11.2 million as a result of the finalization of the fixed asset appraisal and updated estimates of closing certain former Crain facilities. The excess of the purchase price over the estimated fair value of the net assets acquired of $164.2 million is being amortized using the straight-line method over 40 years.

       In connection with the Crain Acquisition, the Company approved a consolidation plan to integrate the acquired Crain facilities into the Company's existing facilities. The Company recorded, after changes in estimates, approximately $2.7 million of severance and related costs and $13.7 million for costs associated with the shut down of certain acquired facilities. These liabilities were established in purchase accounting (see Note 4).

Asset Sales

       On March 31, 1999, the Company sold its corporate airplane for $16.3 million and recorded a gain of approximately $4.2 million. The gain was recorded in other income (expense) in the consolidated statements of operations. Debt associated with the airplane of $8.9 million was repaid with a portion of the proceeds.

       The sale of the airplane resulted in an obligation to Trace of approximately $0.6 million. Under the terms of the aircraft acquisition agreement with Trace, the Company was obligated to share the net proceeds in excess of a specified amount defined in the agreement. The obligation was offset against Trace's two promissory notes payable to Foamex L.P., discussed in Note 18, at Trace's request.

       On October 6, 1997, the Company sold substantially all of the net assets of its needlepunch carpeting, tufted carpeting and artificial grass products business located at its facilities in Dalton, Georgia to Bretlin, Inc. for an aggregate sale price of approximately $41.0 million. The Company realized an insignificant gain on the sale in 1997. The Company used $38.8 million of the net sale proceeds to repay term loan borrowings under a credit facility. In connection with this repayment, an extraordinary loss was recognized as discussed in Note 9.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     ACQUISITIONS, ASSET SALES AND DISCONTINUED OPERATIONS (continued)

Discontinued Operations

       In 1997, a loss of $2.0 million was recorded  (net of income  taxes) that
related  to  the  post-closing   settlement  regarding  discontinued  operations
recognized in 1996.

4.     RESTRUCTURING AND OTHER CHARGES (CREDITS)

1997

       During 1997, net restructuring and other charges (credits) of $21.1 million were recorded. In connection with the Crain Acquisition discussed in
Note 3, a restructuring plan (the "1997 restructuring plan") to consolidate nine foam production, fabrication or branch locations was approved in December 1997. The consolidation of foam production, fabrication or branch locations resulted in a restructuring provision that totaled $23.0 million. Included in the provision was $12.1 million for fixed assets write downs (net of estimated sale proceeds), $9.8 million for plant closure and operating lease obligations and $1.1 million for personnel reductions. A $1.9 million favorable adjustment to prior year restructuring plans was also recorded in 1997.

1998

       Based on business developments during 1998, the Company decided not to close two facilities originally identified for closure in the 1997 restructuring plan. One facility remained open to fill lost capacity resulting from a fire in April 1998 at the Orlando, Florida facility, which returned to full operations during 1999. The other facility remained open during 1998 due to improved demand on the West Coast. The 1997 restructuring plan also included the closure of two facilities associated with the Company's packaging business. During 1998, the Company modified the plan, and decided to sell the packaging business and did not expect to incur the asset write-down and lease costs as originally planned. As a result, the Company recorded a $15.1 million restructuring adjustment associated with the 1997 restructuring plan. The components of the $15.1 million restructuring adjustment included: $10.2 million for fixed asset write-downs, $3.8 million for plant closure and operating lease obligations and $1.1 million for personnel reductions.

       In addition, the Company recorded restructuring and other charges (credits) of $5.4 million during 1998 to reserve for approximately $3.1 million of net receivables due from Trace and to write-down approximately $2.3 million of impaired cost in excess of net assets acquired associated with a foreign facility. Also during 1998, the Company incurred additional plant closure costs of $5.2 million and personnel reduction costs of $1.2 million associated with the closure of the former Crain facilities. The additional costs associated with the closure of the former Crain facilities resulted in an increase in cost in excess of net assets acquired.

1999

       During 1999, the Company approved and implemented four restructuring plans to reduce selling, general and administrative costs and to further rationalize plant operations.

       The Company recorded restructuring charges of approximately $2.4 million relating to severance costs in connection with the first restructuring plan. This plan reduced the Company's salaried work force by 82 employees.

       The Company recorded restructuring charges of approximately $2.9 million relating to severance costs in connection with the second restructuring plan for replacing three of the Company's former executives, including its former Chief Executive Officer.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     RESTRUCTURING AND OTHER CHARGES (CREDITS) (continued)

       In connection with the third restructuring plan, the Company recorded restructuring charges of approximately $1.7 million relating to the closure of one facility and certain product line rationalizations. The $1.7 million charge was comprised of approximately $0.1 million of severance costs in connection with the work force reductions of 117 employees, $0.1 million of plant closure and carrying costs and $1.5 million of asset write-downs.

       In connection with the fourth restructuring plan, the Company closed its New York office (see Note 18). The Company recorded approximately $2.5 million of restructuring charges comprised of $1.6 million of severance costs for eight employees and $0.9 million of costs primarily relating to future lease obligations, net of sublease proceeds.

       In addition, the Company recorded restructuring charges of approximately $0.7 million relating to changes in estimates to prior years' plans, primarily for the sale of the packaging business in 1999. The $0.7 million charge is comprised of $0.2 million of severance, $1.3 million of lease and closure costs, offset by $0.8 million of adjustments for asset write-downs. The Company also recorded $0.3 million of other charges relating to rent due from Trace for the New York office prior to its closure.

       The  following   table  sets  forth  the   components  of  the  Company's
restructuring and other charges (credits):

                                                       Asset        Plant Closure       Personnel
                                           Total   Writedowns         and Leases       Reductions        Other
                                        ---------------------       -------------      ----------     --------
                                                                       (millions)
       Balances at December 29, 1996     $  8.5        $(1.8)           $  8.9            $ 1.4          $   -
       Cash spending                       (2.3)          -               (1.4)            (0.9)             -
       1997 restructuring charge           23.0         12.1               9.8              1.1              -
       Restructuring adjustments           (1.9)         0.1              (2.3)             0.3              -
       Asset write-off/writedowns         (16.1)       (16.1)               -                 -              -
       Plant consolidation costs           10.0           -                8.5              1.5              -
                                           ----        -----             -----             ----          -----
       Balance at December 28, 1997        21.2         (5.7)             23.5              3.4              -

       Cash spending                      (15.7)          -              (12.2)            (3.5)             -
       Cash proceeds                        2.1          2.1                -                -               -
       1998 restructuring charge            5.4          5.4                -                -               -
       Restructuring adjustments          (15.1)       (10.2)             (3.8)            (1.1)             -
       Asset write-off/writedowns          (6.3)        (5.5)             (0.8)              -               -
       Reclassified fixed asset basis
         for restructuring credit           8.2          8.2                -                -               -
       Plant consolidation costs            6.4            -               5.2              1.2              -
                                           ----        -----             -----             ----          -----
       Balance at December 31, 1998         6.2         (5.7)             11.9                -              -

       Cash spending                       (8.9)          -               (4.1)            (4.5)          (0.3)
       Cash proceeds                        1.5          1.5                -                -               -
       1999 restructuring charge            9.8          1.5               1.0              7.0            0.3
       Restructuring adjustments            0.7         (0.8)              1.3              0.2              -
       Asset write-off/writedowns          (0.3)        (0.3)               -                 -              -
                                           ----        -----             -----             ----          -----
       Balance at December 31, 1999        $9.0        $(3.8)            $10.1             $2.7          $   -
                                           ====        =====             =====             ====          =====

       As indicated in the table above, the accrued restructuring and plant consolidation balance at December 31, 1999 will be used for payments relating to severance, plant closure and leases including runout costs at the facilities. As of December 31, 1999, all employees subject to the plans have been terminated. The $3.8 million of asset writedowns relates to estimated proceeds and is included in noncurrent assets. The Company expects to spend approximately $5.3 million during 2000 with the remaining $7.5 million to be spent through 2006, principally for lease runout costs.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     RETIREE BENEFIT PLANS

Pensions

       The Company provides pension and survivor benefits for salaried and certain hourly employees in the United States. Salaried employees are provided benefits that are based principally on the combination of years of credited service and compensation. Hourly employees are provided benefits that are based principally on stated amounts for each year of credited service.

       Effective at the end of 1999, the two defined benefit plans for the salaried and hourly employees were merged into a single plan. Benefits provided to salary and hourly employees did not change as a result of the plan merger.

       The components of pension expense are listed below.

                                             1999        1998          1997
                                            ------      ------       -------
                                                      (thousands)
       Service cost                         $3,469      $2,833        $2,229
       Interest cost                         4,887       4,517         4,273
       Expected return on plan assets       (5,484)     (5,758)       (5,357)
       Amortization
         Transition asset                      (75)        (75)          (75)
         Prior service cost                   (240)       (245)         (245)
         (Gains) losses and other              819         104            72
                                            ------      ------       -------
           Total                            $3,376      $1,376       $   897
                                            ======      ======       =======

       The following table sets forth the changes in obligations and assets, and outlines the development of the funded status and amounts recognized in the accompanying consolidated balance sheets.

                                                                                December 31,     December 31,
                                                                                    1999            1998
                                                                                         (thousands)
       Change in Benefit Obligation
         Benefit obligations at beginning of year                                  $74,589           $65,948
         Service cost                                                                3,469             2,833
         Interest cost                                                               4,887             4,517
         Amendments                                                                     85                 -
         Benefits paid                                                              (3,809)           (4,043)
         Actuarial loss (gain)                                                      (7,249)            5,334
                                                                                ----------         ---------
           Projected benefit obligation at end of year                             $71,972           $74,589
                                                                                 =========         =========

       Change in Plan Assets
         Fair value of plan assets at beginning of year                            $55,546           $58,952
         Actual return on plan assets                                                9,011               439
         Company contributions                                                       1,440               200
         Benefits paid                                                              (3,809)           (4,043)
         Other                                                                        (690)               (2)
                                                                                ----------         ---------
           Fair value of plan assets at end of year                                $61,498           $55,546
                                                                                 =========         =========

       Funded Status
         Plan assets in excess of (less than) benefit obligation                  $(10,474)         $(19,043)
         Unamortized transition (asset) obligation                                    (665)             (740)
         Unamortized prior service cost                                             (2,072)           (2,397)
         Unamortized net (gains) losses                                              7,807            18,712
                                                                                ----------         ---------
           Net prepaid assets (accrued liabilities)                              $  (5,404)        $  (3,468)
                                                                                 =========         =========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     RETIREE BENEFIT PLANS (continued)

                                                                                December 31,     December 31,
                                                                                   1999              1998
                                                                                         (thousands)
       Amounts Recognized in the Consolidated Balance Sheets
         Prepaid benefit costs                                                   $       -         $   1,200
         Accrued benefit liability                                                  (8,613)          (20,150)
         Intangible assets                                                             296               239
         Accumulated other comprehensive income                                      2,913            15,243
                                                                                ----------         ---------
           Net amount recognized                                                 $  (5,404)        $  (3,468)
                                                                                 =========         =========

       Significant assumptions used in the calculation of pension expense and obligations are listed below.

                                                                          1999           1998           1997
                                                                       ----------     ----------     -------
       Expected long-term rate of return on plan assets                 10.0%          10.0%           10.0%
       Discount rate on projected benefit obligations                    7.5%           6.5%            7.0%
       Rate of compensation increase                                     4.0%           4.0%            4.0%

       The Company's funding policy is to contribute annually an amount that both satisfies the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and does not exceed the full funding limitations of the Internal Revenue Code of 1986, as amended (the "Code").

       In addition, the Company also provides for retirement benefits for its Canadian employees. Net periodic pension expense for these plans approximated $0.2 million, $0.2 million and $0.3 million for 1999, 1998 and 1997, respectively. Plan assets for these approximated $3.6 million and $2.8 million; and plan liabilities approximated $3.4 million and $2.8 million at December 31, 1999 and 1998, respectively.

       At December 31, 1999 and 1998, included in plan assets were 420,000 shares of the Company's stock. In 1994, 250,000 shares were purchased for $2.5 million, and in 1995, 170,000 shares were purchased for $1.6 million. The value of the plan's investment in the Company's stock was approximately $3.5 million and $5.2 million at December 31, 1999 and 1998, respectively. Plan assets at the end of 1998 included shares of Trace Global Opportunities Fund, which was a related party to Trace. The shares were purchased during 1995 and 1997, at an aggregate cost of $5.0 million. The value of the plan's investment in Trace Global Opportunities Fund, was approximately $4.3 million at December 31, 1998. In 1999, Trace divested its interest in the Trace Global Opportunities Fund. The fund changed its name to the GLS Global Opportunities Fund, which is not a related party to the Company. During 1998, 250,000 shares of United Auto Group ("UAG"), which is a related party to Trace, were purchased for approximately $4.8 million. The value of the UAG shares was $2.2 million and $2.3 million at December 31, 1999 and 1998, respectively.

Retiree Medical and Life Insurance Benefits

       The Company provides postretirement health care and life insurance for eligible employees, limited primarily to one manufacturing facility in the United States. These plans are unfunded and benefits are paid as the claims are submitted. The Company retains the right, subject to existing agreements, to modify or eliminate these benefits.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     RETIREE BENEFIT PLANS (continued)

       The components of retiree medical and life insurance benefits expense are listed below.

                                         1999          1998            1997
                                         ----          ----            ----
                                                    (thousands)
       Service cost                       $20           $10           $   9
       Interest cost                       62            46              71
       Amortization
         Prior service costs               (6)          (35)            (35)
         (Gains) losses and other         (21)          (29)            (21)
       Special termination benefits         -             -              74
                                         ----          ----            ----
       Total                             $ 55          $ (8)           $ 98
                                         ====          ====            ====

       The following table outlines the changes in obligations and benefit payments, and outlines the development of the funded status and amounts recognized in the accompanying consolidated balance sheets.

                                                                 December 31,       December 31,
                                                                     1999              1998
                                                                          (thousands)
Change in Benefit Obligation
  Benefit obligations at beginning of year                         $   651           $   927
  Service cost                                                          20                10
  Interest cost                                                         62                46
  Employee contributions                                                28                27
  Benefits paid                                                       (164)             (312)
  Amendments                                                           363                --
  Actuarial losses (gains)                                             (92)              (47)
                                                                   -------           -------
    Projected benefit obligation at end of year                    $   868           $   651
                                                                   =======           =======

Change in Plan Assets
  Fair value of plan assets at beginning of year                   $    --           $    --
  Company contributions                                                136               285
  Employee contributions                                                28                27
  Benefits paid                                                       (164)             (312)
                                                                   -------           -------
    Fair value of plan assets at end of year                       $    --           $    --
                                                                   =======           =======

Funded Status of the Plan
  Plan assets in excess of (less than) benefit obligation          $  (868)          $  (651)
  Unamortized prior service cost                                       (73)             (442)
  Unamortized net (gains) losses                                      (644)             (573)
                                                                   -------           -------
    Net prepaid assets (accrued liabilities)                       $(1,585)          $(1,666)
                                                                   =======           =======

       Significant assumptions used in the calculation of retiree and life insurance benefit expense and obligations are listed below.

                                                                              1999         1998         1997
                                                                           ----------   ----------   -------
       Discount rates on projected benefit obligations                       7.5%          6.5%         7.0%
       Health care cost increase                                             7.5%          6.0%         8.0%

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     RETIREE BENEFIT PLANS (continued)

       The health care cost increase assumption was revised during 1999. The rate will gradually be reduced to 5.0% by 2005. Increasing or decreasing the weighted average assumed health care cost trend rates by one percentage point would not have a significant impact on the accumulated postretirement benefit obligation or on service and interest costs.

6.     COMPENSATION PLANS

Stock Options

       The 1993 stock option plan provides for the issuance of nonqualified and incentive stock options for up to 3.0 million shares of common stock to officers and executive employees of the Company, its subsidiaries and affiliates. The price and terms of each such option is at the discretion of the Company, except that the term cannot exceed ten years. During 1999, 750,450 options were granted with a three-year vesting period. All other options outstanding at year-end 1999 were granted with a five-year vesting period and a ten-year term.

       A summary of stock option activity is presented below.

                                           1999                         1998                        1997
                                                Weighted                      Weighted                    Weighted
                                                Average                       Average                     Average
                                                Exercise                      Exercise                    Exercise
                                    Shares       Price           Shares       Price        Shares         Price
Outstanding at beginning of year   1,388,916    $ 7.02          1,439,049     $ 7.08       967,476        $ 6.97
Granted                            1,067,950      6.11            132,750      13.22       625,833         11.52
Exercised                            (39,728)     6.88            (82,440)      7.03      (145,195)         6.88
Forfeited                           (117,489)     9.08           (100,443)      9.84        (9,065)         6.88
                                  ----------    ------         ----------    -------   -----------       -------
Outstanding at end of year         2,299,649    $ 7.94          1,388,916     $ 9.41     1,439,049        $ 7.08
                                   =========    ======          =========     ======     =========        ======

Exercisable at end of year           803,303    $ 8.36            549,124     $ 7.02       467,460        $ 7.04
                                  ==========    ======         ==========     ======     =========        ======

       Listed  below  is  a  summary  of  the  stock  options   outstanding  and
exercisable at year-end 1999.

       Outstanding
                                                           Weighted                  Weighted
              Exercise                                     Average                   Average
              Price                                        Exercise                  Remaining
              Range               Options                  Price                     Life
         $ 5.44 -  6.88          1,621,816                  $ 6.37                      8.31
           9.00 - 11.75            486,833                   10.95                      8.00
          13.25 - 14.00            191,000                   13.64                      7.73

       Exercisable
                                                           Weighted                  Weighted
              Exercise                                     Average                   Average
              Price                                        Exercise                  Remaining
              Range               Options                  Price                     Life

         $ 6.88                    552,170                  $ 6.88                      6.50
           9.50 - 11.75            192,933                   10.99                      7.95
          13.25 - 14.00             58,200                   13.77                      7.63

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     COMPENSATION PLANS (continued)

       Options granted were issued with an exercise price equal to the fair market value at the date of the grant. During 1996, the Company granted 202,240 options with a weighted average market price on the date of grant of $6.52. The 1996 aggregate difference of $1.1 million between the fair market value of the options at the date of grant and the option price is being charged to expense over the five-year vesting period. Total compensation expense relating to options amounted to approximately $0.2 million in 1999 and 1998 and $0.3 million in 1997.

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

                                                                1999                1998             1997
                                                                  (thousands, except per share data)
       Income (loss) from continuing operations
         As reported                                          $19,716          $(69,853)           $4,131
                                                              =======          ========            ======
         Pro forma                                            $18,719          $(70,270)           $3,935
                                                              =======          ========            ======

       Basic earnings (loss) per share-continuing operations
         As reported                                       $    0.79          $   (2.79)         $  0.16
                                                           =========          =========          =======
         Pro forma                                         $    0.75          $   (2.81)         $  0.16
                                                           =========          =========          =======

       Diluted earnings (loss) per share-continuing operations
         As reported                                       $    0.78          $   (2.79)         $  0.16
                                                           =========          =========          =======
         Pro forma                                         $    0.74          $   (2.81)         $  0.15
                                                           =========          =========          =======

       The fair value of each option was estimated on the grant date using the Black-Scholes option pricing model. Based on the assumptions listed below, the weighted average fair value of options granted was $2.30 per option in 1999, $4.74 per option in 1998, and $3.90 per option in 1997.

                                                               1999                1998             1997
                                                            ----------          ----------       -------
       Expected life in years                                 3                   3                 3
       Risk-free interest rate                                5.21%               5.40%             5.69%
       Volatility                                            48.00%              45.00%            40.00%
       Dividend yield                                         0.00%               0.00%             0.00%

Incentive Compensation

       Most of the Company's salaried employees participate in incentive compensation programs. These programs are based on the consolidated results of the Company and on the results of business segments. Incentive compensation expense was approximately $3.0 million in 1999, $0.3 million in 1998 and $3.9 million in 1997.

Defined Contribution Plan

       The Company maintains a defined contribution plan which is qualified under Section 401(k) of the Code ("401(k) Plan") and is available for eligible employees who elect to participate. Under the terms of the 401(k) Plan, the Company partially matches certain employee contributions. Expense for these contributions for 1999, 1998 and 1997 was approximately $1.0 million, $0.9 million and $0.9 million, respectively.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     OTHER INCOME (EXPENSE), NET

       As discussed in Note 3, during the first quarter of 1999 a $4.2 million gain was recognized on the sale of the corporate aircraft. Interest income totaled $0.5 million in 1999. Losses on the disposal of fixed assets and letter of credit fees related to the GFI Transaction (see Note 13) partially offset these income items.

       Other income (expense), net in 1998 primarily consisted of: $6.5 million of costs associated with the proposed buyout transaction (see Note 19); $3.1 million of fees and costs related to the GFI Transaction; $3.0 million of foreign currency losses in Mexico; and a $1.1 million reduction in the value of the Company's investment in the Trace Global Opportunities Fund. These expenses in 1998 were partially offset by approximately $1.9 million of interest income.

8.     INCOME TAXES

       The sources of income (loss) from continuing operations before provision for income taxes are listed below.

                                                                         1999             1998            1997
                                                                                      (thousands)
       United States                                                  $19,243         $  (1,318)       $   7,572
       Foreign                                                          2,935           (10,293)            (916)
                                                                      -------          --------        ---------

       Income (loss) from continuing operations
         before provision (benefit) for income taxes                  $22,178          $(11,611)       $   6,656
                                                                      =======          ========        =========

       Listed below are the components of the provision (benefit) for income taxes included in the statements of operations.

                                                                         1999             1998             1997
                                                                                      (thousands)
       Continuing operations                                         $  2,462          $ 58,242        $   2,525

       Discontinued operations                                              -                 -           (1,330)

       Extraordinary loss on early extinguishment
         of debt                                                            -            (1,278)         (27,400)
                                                                     --------          --------         --------

       Total consolidated provision (benefit) for
         income taxes                                                $  2,462          $ 56,964         $(26,205)
                                                                     ========          ========         ========

       A reconciliation of the statutory federal income tax to the income tax on continuing operations is listed below.

                                                                         1999             1998             1997
                                                                                      (thousands)
       Statutory income taxes                                         $ 7,762           $(4,064)       $   2,330
       State income taxes, net of federal benefit                       1,060                 -              260
       Limitation on the utilization of foreign tax benefits                -             3,800                -
       Increase (decrease) in valuation allowance                      (7,300)           52,573                -
       Amortization of cost in excess of assets acquired                1,385             1,505              553
       Write-off excess cost                                                -               770            4,305
       Utilization of capital loss carryforwards                            -                 -           (5,028)
       Costs associated with buyout proposal                                -             1,750                -
       Other, net                                                        (445)            1,908              105
                                                                      -------           -------       ----------
       Total                                                          $ 2,462           $58,242       $    2,525
                                                                      =======           =======       ==========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     INCOME TAXES (continued)

       The provision (benefit) for income taxes is summarized as follows:

                                                                         1999            1998            1997
    Current                                                                           (thousands)
         Federal                                                    $     300         $   3,391       $    1,958
         State                                                            238                 -            1,248
         Foreign                                                        1,117               673              498
                                                                     --------           -------         --------
           Total current                                                1,655             4,064            3,704
                                                                     --------           -------         --------


                                                                         1999            1998            1997
       Deferred                                                                       (thousands)
         Federal                                                        8,247               378          (27,013)
         State                                                            837                 -           (2,662)
         Foreign                                                         (977)              (51)            (234)
                                                                     --------           -------         --------
           Total deferred                                               8,107               327          (29,909)
                                                                     --------           -------         --------

       Change in valuation allowance                                   (7,300)           52,573                -
                                                                     --------           -------         --------

       Total provision (benefit)
         for income taxes                                            $  2,462           $56,964         $(26,205)
                                                                     ========           =======         ========

       The tax effect of the temporary differences that give rise to deferred income tax assets and liabilities are listed below.

                                                                                December 31,       December 31,
                                                                                   1999                  1998
       Deferred income tax assets                                                        (thousands)
         Inventory basis differences                                           $      781            $   1,366
         Employee benefit accruals                                                  7,126               12,592
         Allowances and contingent liabilities                                      8,987                9,270
         Restructuring and plant closing accruals                                   4,894                4,541
         Other                                                                     10,977                7,729
         Net operating loss carryforwards                                          67,264               73,970
         Capital loss carryforwards                                                 2,105                2,105
         Valuation allowance for deferred income tax assets                       (73,826)             (85,250)
                                                                                  -------              -------
         Deferred income tax assets                                                28,308               26,323
                                                                                 --------             --------

       Deferred income tax liabilities
         Basis difference in property, plant and equipment                        (23,587)             (26,509)
         Other                                                                     (8,593)              (2,879)
                                                                                ---------            ---------
         Deferred income tax liabilities                                          (32,180)             (29,388)
                                                                                 --------             --------

       Net deferred income tax assets (liabilities)                              $ (3,872)            $ (3,065)
                                                                                 ========             ========

       The 1999 effective tax rate was reduced by the partial reversal of the deferred income tax asset valuation allowance recognized in 1998. The valuation allowance was reduced to reflect the realization of Federal loss carryforwards that offset the current tax component of the Federal tax provision. Additionally, the valuation allowance was reduced to offset the net deferred Federal tax liability generated in 1999 and to recognize changes in the minimum pension liability.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     INCOME TAXES (continued)

       The 1998 provision for income taxes consisted primarily of an increase in valuation allowance for deferred income tax assets.

       The Company has determined that it will be more likely than not to have insufficient future income to utilize its net operating loss carryforwards and realize other deferred income tax assets. In addition, the Company did not recognize the tax benefits associated with net operating loss carryforwards in Mexico since it appears likely that the net operating loss carryforwards will not be able to be realized in the near future.

       During 1998, the valuation allowance for deferred income tax assets and net deferred income tax assets decreased by $9.1 million primarily due to the reduction of capital loss carryforwards associated with the transfer of General Felt's common stock in connection with the GFI Transaction. In addition, during 1998, deferred income tax assets were increased by $8.7 million associated with a change in the income tax basis of Foamex Carpet.

       The Company will continually review the adequacy of the valuation allowance and recognize benefits only as reassessment indicates that it is more likely than not that the benefits will be realized. At December 31, 1999, the Company had approximately $171.0 million of net operating loss carryforwards for federal income tax purposes expiring from 2010 to 2018. Also at year-end 1999, there were $0.3 million of alternative minimum tax credits carryforwards.

9.     EXTRAORDINARY LOSSES

       In 1998, extraordinary losses of $1.9 million (net of income tax benefits of $1.3 million), or $.08 per common share - basic, were recorded. The loss was in connection with the GFI Transaction, and related to the early extinguishment of approximately $125.1 million of term loans under a Foamex L.P. credit facility. The extraordinary loss was generated entirely from the write-off of debt issuance costs.

       In 1997, extraordinary losses of $44.5 million (net of income tax benefits of $27.4 million), or $1.76 per common share - basic, were recorded related to the early extinguishment of debt. Listed below are the components of the loss.

          o In connection with a refinancing plan, an extraordinary loss of approximately $42.0 million (net of income tax benefits of $25.7 million) was incurred. The extraordinary loss was comprised of approximately $39.0 million for premium and consent fee payments, approximately $16.2 million for the write-off of debt issuance costs and debt discount, approximately $8.2 million for the loss associated with the effective termination and amendment of interest rate swap agreements and approximately $4.3 million of professional fees and other costs.

          o Foamex L.P. redeemed substantially all of the outstanding public debt that was not tendered as part of the refinancing plan referenced above. In connection with these redemptions an extraordinary loss on the early extinguishment of debt of approximately $1.3 million (net of income tax benefits of $0.9 million) was recognized.

          o In connection with the sale of assets discussed in Note 3, proceeds from the sale were used to repay outstanding term loan borrowings under the Foamex L.P. Credit Facility. As a result, an extraordinary loss on the early extinguishment of debt of approximately $0.6 million (net of income tax benefits of $0.4 million) was recognized.

          o Net proceeds remaining from a 1996 divestiture were used for the early extinguishment of debt. As a result, an extraordinary loss of approximately $0.6 million (net of income tax benefits of $0.4 million) was recorded. The extraordinary loss was comprised of approximately $0.4 million of premium payments and approximately $0.6 million for the write-off of debt issuance costs.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    EARNINGS (LOSS) PER SHARE

       The calculation of earnings (loss) per share from income (loss) from continuing operations is presented in the table below.

                                                                     1999               1998                1997
                                                                      (thousands, except per share amounts)
Basic earnings (loss) per share
  Income (loss) from continuing operations                         $19,716          $   (69,853)          $ 4,131
                                                                   =======          ===========           =======

  Average common stock outstanding                                  25,053               24,996            25,189
                                                                   =======          ===========           =======

Basic earnings (loss) per share - continuing operations            $  0.79          $     (2.79)          $  0.16
                                                                   =======          ===========           =======

Diluted earnings (loss) per share
  Income (loss) from continuing operations available
    for common stock and dilutive securities                       $19,716          $   (69,853)          $ 4,131
                                                                   =======          ===========           =======

  Average common stock outstanding                                  25,053               24,996            25,189
  Common stock equivalents resulting
    from stock options and warrants (a) (b)                            203                   --               511
                                                                   -------          -----------           -------
  Average common stock and dilutive
    equivalents                                                     25,256               24,996            25,700
                                                                   =======          ===========           =======

Diluted earnings (loss) per share - continuing operations          $  0.78          $     (2.79)          $  0.16
                                                                   =======          ===========           =======

(a) In periods with a loss from continuing operations, dilutive stock options and warrants were not included because they were anti-dilutive.

(b) In 1999, the average number of stock options that were not included in the diluted earnings per share calculation because the exercise price was greater than the average market price, totaled 849,000.

       Earnings  (loss)  per  share   attributable  to  continuing   operations,
discontinued operations and to extraordinary losses are listed below.

                                                    1999            1998           1997
Basic earnings (loss) per common share
  Continuing operations                           $   0.79       $  (2.79)       $   0.16
  Discontinued operations                            --             --              (0.08)
  Extraordinary loss                                 --             (0.08)          (1.76)
                                                  --------       --------        --------
    Net income (loss)                             $   0.79       $  (2.87)       $  (1.68)
                                                  ========       ========        ========

Diluted earnings (loss) per common share
  Continuing operations                           $   0.78       $  (2.79)       $   0.16
  Discontinued operations                            --             --              (0.08)
  Extraordinary loss                                 --             (0.08)          (1.73)
                                                  --------       --------        --------
    Net income (loss)                             $   0.78       $  (2.87)       $  (1.65)
                                                  ========       ========        ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    INVENTORIES

       The components of inventory are listed below.

                                           December 31,          December 31,
                                               1999                  1998
                                                      (thousands)
       Raw materials and supplies             $ 67,520             $  99,997
       Work-in-process                          11,574                12,188
       Finished goods                           18,788                24,473
                                             ---------            ----------
       Total                                  $ 97,882              $136,658
                                              ========              ========

12.    SHORT-TERM BORROWINGS

       Foamex Canada Inc., a wholly owned subsidiary of Foamex L.P., has a short-term credit facility that provides for $8.0 million of Canadian dollar loans (U.S. dollar equivalent of $5.5 million) of which up to $2.0 million are available in U.S. dollar loans. The amount of borrowings available is based on a combination of accounts receivable and inventory, as defined in the credit facility. Interest on Canadian dollar borrowings is based on the bank's prime lending rate plus 3/4%. On U.S. dollar loans, interest is based on the bank's U.S. dollar base rate in Canada plus 3/4%. The weighted average interest rates on short-term borrowings outstanding at year-end 1999, 1998 and 1997 were 7.3%, 7.3% and 5.4%, respectively. The unused amount under this line of credit was $3.9 million as of December 31, 1999.

13.    LONG-TERM DEBT

       The components of long-term debt are listed below.
                                                                         December 31,          December 31,
                                                                             1999                  1998
                                                                          --------              ---------
       Foamex L.P. Credit Facility                                                  (thousands)
         Term Loan B (1)                                                 $  81,874              $  82,714
         Term Loan C (1)                                                    74,431                 75,194
         Term Loan D (1)                                                   107,800                108,900
         Revolving credit facility (1)                                     113,685                139,438
       Foamex Carpet Credit Facility (2)                                         -                      -
       9 7/8% Senior subordinated notes due 2007 (3)                       150,000                150,000
       13 1/2% Senior subordinated notes due 2005 (includes
         $10,100 and $11,893 of unamortized debt premium) (3)              108,100                109,893
       Industrial revenue bonds (4)                                          7,000                  7,000
       Subordinated note payable (net of unamortized
         debt discount of $232 and $523) (4)                                 4,444                  6,491
       Other                                                                 7,076                 18,858
                                                                          --------              ---------
                                                                           654,410                698,488

       Less current portion                                                  7,866                690,248
                                                                          --------              ---------

       Long-term debt-unrelated parties                                   $646,544              $   8,240
                                                                          ========              =========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    LONG-TERM DEBT (continued)

       The components of related party long-term debt are listed below.

                                                 December 31,          December 31,
                                                     1999                  1998
                                                  ---------              ---------
                                                           (thousands)
       Foamex/GFI Note (4)                        $  34,000              $  34,000
       Note payable to Foam Funding LLC (5)          55,283                 64,935
                                                  ---------              ---------
                                                     89,283                 98,935

       Less current portion                          10,530                 98,935
                                                  ---------              ---------

       Long-term debt - related party             $  78,753              $       -
                                                  =========              =========

(1) Subsidiary debt of Foamex L.P., guaranteed by the Company and Foamex Capital Corporation ("FCC").
(2)  Subsidiary debt of Foamex Carpet, guaranteed by the Company
(3)  Subsidiary debt of Foamex L.P. and FCC.
(4)  Subsidiary debt of Foamex L.P.
(5)  Subsidiary debt of Foamex Carpet.

       As of December 31, 1998, certain of the Company's subsidiaries were not in compliance with various debt covenants included in agreements totaling $480.4 million. Had the lenders under these debt agreements accelerated the maturity of their indebtedness as a result of the subsidiaries' noncompliance, the acceleration would have constituted an event of default and given the holders the right to require the repurchase of substantially all of the Company's subsidiaries' long-term debt. As a result of these factors, approximately $771.1 million of long-term debt at December 31, 1998 was classified as a current liability in the consolidated balance sheet, which produced a working capital deficit.

Foamex L.P. Credit Facility

       At December 31, 1999, Foamex L.P. had a credit facility (the "Foamex L.P. Credit Facility") with a group of banks which provided for a revolving credit facility commitment of $185.0 million and three term loans totaling $264.1 million outstanding at December 31, 1999. Amendments in 1998 provided for a $2.5 million quarterly reduction of the availability under the revolving credit facility, which extends through June 2003.

       Borrowings under the Foamex L.P. Credit Facility are collateralized by substantially all of the assets of Foamex L.P. on a pari passu basis with the IRBs (described below); however, the rights of the holders of the applicable issue of the IRBs to receive payment upon the disposition of the collateral securing such issue of the IRBs has been preserved.

       In response to financial conditions at year-end 1998, amendments to debt agreements were executed during the first half of 1999. As a result the Foamex L.P. Credit Facility, which was amended and restated in February 1998, was further amended and restated in June 1999 to modify financial covenants for net worth, interest coverage, fixed charge coverage and leverage ratios through December 2006. The agreement was also amended to no longer permit Foamex L.P. to make certain cash payments, including the payment of an annual management fee of $3.0 million to a subsidiary of Trace and distributions to the Company, and to limit future investments in foreign subsidiaries and joint ventures. The "change of control" definition under the agreement was also modified to conform to the definition discussed in "change of control" in Note 1. Changes in the interest rate structure, effective in 2000, were also made and are discussed below. Foamex L.P. was in compliance with this agreement at year-end 1999.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    LONG-TERM DEBT (continued)

       At year-end 1999, interest was based on the combination of a variable rate consisting of the higher of (i) the base rate of The Bank of Nova Scotia or
(ii) the Federal Funds rate plus 0.5% plus a margin. The margins for revolving, Term B, Term C and Term D loans were 2.25%, 2.50%, 2.75% and 2.875%, respectively. At the option of Foamex L.P., portions of the outstanding loans are convertible into LIBOR based loans plus 1.0% added to the margins identified above. The effective interest rates for the credit facility at the end of 1999 ranged between 9.69% and 10.06%.

       Available borrowings under the revolving credit facility totaled $24.2 million at year-end 1999. Letters of credit outstanding at December 31, 1999 totaled $47.1 million.

       As part of the Foamex L.P. Credit Facility, excess cash flow generated annually, as defined, is required to prepay portions of Term B, C and D loans. The prepayment amount determined for 1999 was $13.3 million and will be financed through revolving loans under the facility. The required payment is expected to be made during the second quarter of 2000. The repayment schedules for the Term B, C and D loans have been adjusted, as of year-end 1999, to reflect the prepayment required.

       Effective January 1, 2000, the interest rate on outstanding borrowings under the Foamex L.P. Credit Facility will increase by 25 basis points each quarter that Foamex L.P.'s leverage ratio, as defined, exceeds 5.00 to 1.00. Once the leverage ratio is reduced below this level, the cumulative amount of any 25 basis point adjustments to the interest rate on borrowings would be eliminated. At December 31, 1999, the calculated leverage ratio was 5.48 to
1.00. Consequently, the basis point adjustment will be applicable for the calculation of interest in the first quarter of 2000.

Foamex Carpet Credit Facility

       During 1999, Foamex Carpet amended its revolving credit facility (the "Foamex Carpet Credit Facility"), which provides up to $15.0 million of available borrowings through February 2004, to modify the financial covenants for net worth, interest coverage, fixed charge coverage and leverage ratios. Also, effective June 30, 1999, the interest rate on outstanding borrowings under the Foamex Carpet Credit Facility increased by 25 basis points.

       At year-end 1999, the interest rate was based on the combination of a variable rate plus a margin. The variable rate is the same as the one defined in the Foamex L.P. Credit Facility, discussed above, and the margin is 2.25%. At the option of Foamex Carpet, portions of the outstanding loans are convertible into LIBOR based loans plus 3.25%.

       Borrowings under the Foamex Carpet Credit Facility are collateralized by substantially all of the assets of Foamex Carpet on a pari passu basis with the Note Payable to Foam Funding LLC (described below).

       There were no borrowings outstanding under the credit facility at year-end 1999. Available borrowings totaled $14.7 million at December 31, 1999 after a reduction of $0.3 million for a letter of credit.

9 7/8% Senior Subordinated Notes

       The 9 7/8% Senior Subordinated Notes were issued by Foamex L.P. and FCC and are due on June 15, 2007. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable June 15 and December 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 15, 2002. The initial redemption is at 104.938% of their principal amount, plus accrued and unpaid interest, as defined, if any, thereon to the date of redemption and declining to 100.0% on or after June 15, 2005. In addition, at any time prior to June 15, 2000, Foamex L.P.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  LONG-TERM DEBT (continued)

may on one or more occasions redeem up to 35.0% of the initially outstanding principal amount of the 9 7/8% Senior Subordinated Notes at a redemption price equal to 109.875% of the principal amount, plus accrued interest and liquidated damages, if any, thereon to the date of redemption with the cash proceeds of one or more Public Equity Offerings, as defined.

       Upon the occurrence of a change of control, as defined, each holder will have the right to require Foamex L.P. to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if there is such a "change of control". The notes are subordinated in right of payment to all senior indebtedness and are pari passu in right of payment to the 13 1/2% Senior Subordinated Notes and the Subordinated Note Payable (described below).

13 1/2% Senior Subordinated Notes

       The 13 1/2% Senior Subordinated Notes were issued by Foamex L.P. and FCC and are due on August 15, 2005. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable semiannually on February 15 and August 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after August 15, 2000. The initial redemption is at 106.75% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining to 100.0% on or after August 15, 2004.

       Upon the occurrence of a change of control, as defined, each holder will have the right to require Foamex L.P. to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, thereon, if there is such a "change of control". The notes are subordinated in right of the payment of all senior indebtedness and are pari passu in right of payment to the 9 7/8% Senior Subordinated Notes and to the Subordinated Note Payable (described below).

Industrial Revenue Bonds ("IRBs")

       IRB debt includes a $1.0 million bond that matures in 2005 and a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At the end of 1999, the interest rate was 5.5% on the $6.0 million bond and 4.05% on the $1.0 million bond. The maximum interest rate for either of the IRBs is 15.0% per annum.

       If Foamex L.P exercises its option to convert the bonds to a fixed interest rate structure the IRBs are redeemable at the option of the bondholders. The obligations are collateralized by certain properties, which have an approximate net carrying value of $10.8 million at December 31, 1999 and letters of credit approximating $7.3 million.

Subordinated Note Payable

       This note payable was issued during 1993 to John Rallis, a former President and Chief Operating Officer of the Company. The note was issued by Foamex L.P. in connection with the acquisition of Great Western Foam Products Corporation and certain related entities and assets. The note carries a maximum interest rate of 6.0% and the principal is payable in three equal annual installments that began in May 1999.

Other

       At year-end 1999, other debt primarily included a term loan held by a majority owned Mexican subsidiary. Quarterly principal payments are due on the term loan through its maturity in May 2002. The interest rate at year-end 1999 was 11.11%. Included in year-end 1998 debt was financing for a corporate aircraft. During 1999, the aircraft was sold and the financing was repaid with the proceeds, as discussed in Note 3.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    LONG-TERM DEBT (continued)

Related Party - Foamex/GFI Note

       As a result of the GFI Transaction, discussed below, Foamex L.P. owes a $34.0 million promissory note payable to Foam Funding LLC, due in March 2000. Interest is based on a variable rate equal to the higher of (i) the base rate of The Bank of Nova Scotia or (ii) the Federal Funds rate plus 0.5%. At the option of Foamex L.P., the note is convertible to a LIBOR-based interest rate plus 0.75%. As of December 31, 1999, the interest rate for borrowings was 7.25%.

       The principal and current interest payable under the Foamex/GFI Note are collateralized by a $34.5 million letter of credit issued under the Foamex L.P. Credit Facility. At year-end 1999, the note was recognized as long-term in the consolidated balance sheet because of the ability and intent, evidenced by the letter of credit, to refinance the debt on a long-term basis.

Related Party - Note Payable to Foam Funding LLC

       As part of the GFI Transaction, discussed below, Foamex Carpet entered into a $70.2 million promissory note payable to Foam Funding LLC. Principal is payable in quarterly installments that began in June 1998 with a final installment in February 2004. Interest is based on a variable rate equal to the sum of 2.25% plus the higher of: (i) the base rate of The Bank of Nova Scotia or
(ii) the Federal Funds rate plus 0.5%. At the option of Foamex Carpet, interest payable under the note is convertible into LIBOR based loans plus 3.25%. As of December 31, 1999, the interest rate for borrowings was 9.75%.

       Amounts outstanding under the Note Payable to Foam Funding LLC are collateralized by all of the assets of Foamex Carpet on a pari passu basis with the Foamex Carpet Credit Facility.

GFI Transaction

       On February 27, 1998, the Company and certain of its affiliates completed a series of transactions which changed the Company's structure (collectively, the "GFI Transaction"). Prior to the consummation of these transactions, Foamex L.P. defeased the $4.5 million outstanding principal amount of its 9 1/2% senior secured notes due 2000. Foamex L.P. settled its intercompany payables to General Felt Industries, Inc. ("General Felt") with $4.8 million in cash and a promissory note in the aggregate principal amount of $34.0 million supported by a $34.5 million letter of credit under the Foamex L.P. Credit Facility (the "Foamex/GFI Note"). The initial transaction resulted in the transfer from Foamex L.P. to Foam Funding LLC, an indirect wholly owned subsidiary of Trace, of all of the outstanding common stock of General Felt, in exchange for (i) the assumption by Foam Funding LLC of $129.0 million of Foamex L.P.'s indebtedness and (ii) the transfer by Foam Funding LLC to Foamex L.P. of a 1% non-managing general partnership interest in Foamex L.P. As a result, General Felt ceased being a subsidiary of Foamex L.P. and was relieved from all obligations under Foamex L.P.'s 9 7/8% senior subordinated notes due 2007 and 13 1/2% senior subordinated notes due 2005. Upon consummation of the initial transaction, Foamex Carpet, a newly formed wholly owned subsidiary of the Company, the Company, Foam Funding LLC, and General Felt entered into an Asset Purchase Agreement dated February 27, 1998, in which General Felt sold substantially all of its assets (other than cash, the Foamex/GFI Note and its operating facility in Pico Rivera, California) to Foamex Carpet in exchange for (i) $20.0 million in cash and (ii) a promissory note issued by Foamex Carpet to Foam Funding LLC in the aggregate principal amount of $70.2 million. The $20.0 million cash payment was funded with a distribution by Foamex L.P. Upon consummation of the transactions contemplated by the Asset Purchase Agreement, Foamex Carpet entered into a credit agreement with the institutions from time to time party thereto as issuing banks, and Citicorp USA, Inc. and The Bank of Nova Scotia, as administrative agents, which provided for up to $20.0 million in revolving credit borrowings. Foamex Carpet conducts the carpet cushion business previously conducted by General Felt. Also, Foam Funding LLC retained ownership of one of General Felt's operating facilities, which is being leased to Foamex Carpet, and the $34.0 million Foamex/GFI Note.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    LONG-TERM DEBT (continued)

       No gain was recognized on the GFI Transaction. The Company will continue to account for these net assets using the carryover basis of Foamex L.P. The $129.0 million of debt assumed by Foam Funding LLC in the GFI Transaction was accounted for as an extinguishment of debt, which resulted in an extraordinary loss of approximately $1.9 million, net of income taxes. The 1% non-managing general partnership interest acquired in connection with the GFI Transaction was accounted for as a redemption of equity. By virtue of the transfer of General Felt stock and the subsequent merger of General Felt into Foam Funding LLC, the Pico Rivera, California facility was transferred to Foam Funding LLC; no gain was recognized on the transfer since the Company leased-back the facility. The net effect resulted in a charge to stockholders' equity (deficit) of approximately $0.5 million.

Interest Rate Swap Agreements

       The Company entered into interest rate swaps to lower funding costs and/or to manage interest costs and exposure to changing interest rates. The Company did not hold or issue financial instruments for trading purposes.

       In connection with a refinancing plan in 1997, the Company's then existing interest rate swap agreements with a notional amount of $300.0 million were considered to be effectively terminated since the underlying debt was extinguished. These interest rate swap agreements had an estimated fair value liability of $8.2 million at the date of the refinancing plan which is included in the extraordinary loss on the early extinguishment of debt. In lieu of a cash payment for the estimated fair value of the then existing interest rate swap agreements, the Company entered into an amendment of the then existing interest rate swap agreements resulting in one interest rate swap agreement with a notional amount of $150.0 million through June 2007. Accordingly, the $8.2 million fair value liability has been recorded as a deferred credit which will be amortized as a reduction in interest and debt issuance expense on a straight-line basis through June 2007. On January 8, 1998, the Company entered into a new amendment to its interest rate swap agreement. The new amendment provided for an interest rate swap agreement with a notional amount of $150.0 million through June 2002. In September 1998, the Company sold its existing interest rate swap agreement for a net gain of approximately $1.0 million. Accordingly, the $1.0 million gain has been recorded as a deferred credit which will be amortized through June 2007, which is the maturity date of the underlying debt.

       The effect of the interest rate swaps was a favorable adjustment to interest and debt issuance expense of $0.7 million and $2.2 million for 1998 and 1997, respectively.

Debt Covenants

       The indentures, credit facilities and other indebtedness agreements contain certain covenants that will limit, among other things to varying degrees, the ability of the Company's subsidiaries (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interest, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Also, the Company's subsidiaries are required under certain of these agreements to maintain specified financial ratios of which the most restrictive are the maintenance of net worth, interest coverage, fixed charge coverage and leverage ratios, as defined. Under the most restrictive of the distribution restrictions, the Company was available to be paid by its subsidiaries as of December 31, 1999, funds only to the extent to enable the Company to meet its tax payment liabilities.

       Foamex L.P. and Foamex Carpet were in compliance with the various financial covenants of their loan agreements as of December 31, 1999.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    LONG-TERM DEBT (continued)

Future Obligations on Debt

       Scheduled maturities of long-term debt and long-term debt - related party are shown below (thousands):

         2000                                           $  18,396
         2001                                              20,828
         2002                                              17,975
         2003                                             193,172
         2004                                              54,354
         Balance                                          429,100
                                                        ---------
         Total                                            733,825
         Unamortized debt premium, net                      9,868
                                                        ---------
         Total                                           $743,693
                                                        =========

14.    FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

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

       The estimated fair values of the Company's financial instruments are listed below.

                                                Carrying Amount     Fair Value
       Liabilities:                                                 (thousands)
           Total debt - December 31, 1999            $745,320         $705,340
                                                     ========         ========

           Total debt - December 31, 1998            $800,380         $801,900
                                                     ========         ========

       Carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximates fair value due to the short-term nature of these instruments.

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                          1999             1998              1997
                                                        (thousands)
Cash paid for interest                   $71,182          $75,260          $46,323
                                         =======          =======          =======

Cash paid for income taxes, net          $ 1,032          $ 2,134          $ 3,579
                                         =======          =======          =======

Non cash - capital leases                $   456          $    24          $   167
                                         =======          =======          =======

16.    BUSINESS SEGMENTS

       In the fourth quarter of 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Restatement Information". SFAS No. 131 requires companies to report information about their business segments on the basis of how they are managed and evaluated by the chief operating decision-makers. The Company's reportable business segments are Foam Products, Carpet Cushion Products, Automotive Products and Technical Products. Each of the business segments is headed by an executive vice president who is responsible for developing plans and directing the operations of the segment.

       Foam Products manufactures and markets foam used by the bedding industry, the furniture industry and the retail industry. Carpet Cushion Products manufactures and distributes prime, rebond, sponge rubber and felt carpet cushion. Automotive Products supplies foam primarily for automotive interior applications. Technical Products manufactures and markets reticulated foams (foams that are well suited for filtration, reservoiring, sound absorption and sound transmissions) and other custom polyester and polyether foams for industrial, specialty and consumer and safety applications.

       The "other" column in the table below represents foreign manufacturing operations in Mexico and Asia, corporate expenses not allocated to other business segments and restructuring and other charges (credits). Asset and capital expenditure information by business segment is not reported because many of the Company's facilities produce products for multiple business segments.

       The accounting policies of the business segments are the same as described in Note 2. Revenues and costs have been included in business segments where specifically identified. Costs shared by business segments have been allocated on the basis of the amount utilized. Geographic sales are determined based on the location in which the sale originated.

       During 1999, sales to a customer which is included in Automotive Products, accounted for approximately 11.6% of the Company's net sales. No customer accounted for more than 10.0% of the Company's net sales in 1998 and 1997.

                                               Carpet
                                   Foam       Cushion        Automotive     Technical
                                 Products     Products        Products      Products        Other        Total
1999                                                         (thousands)
Net sales                        $527,159     $271,200        $361,806       $92,180       $27,648    $1,279,993
Income (loss) from operations      57,028        8,512          22,547        22,588       (17,105)       93,570
Depreciation and amortization      17,432        8,096           4,823         2,724         2,675        35,750

1998
Net sales                        $559,690     $300,791        $285,190       $79,140       $21,585    $1,246,396
Income (loss) from operations      35,313       12,005          16,788        14,571        (3,645)       75,032
Depreciation and amortization      18,300        5,529           6,424         2,929         2,203        35,385

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    BUSINESS SEGMENTS

                                               Carpet
                                   Foam       Cushion        Automotive     Technical
                                 Products     Products        Products      Products        Other        Total
1997                                                        (thousands)
Net sales                        $334,900     $273,920        $225,892       $76,254       $20,129      $931,095
Income (loss) from operations      30,665        8,548          24,638        17,886       (26,637)       55,100
Depreciation and amortization      10,539        4,407           3,550         2,470         1,081        22,047

                                                              United
                                                              States         Canada        Mexico    Consolidated
1999                                                                              (thousands)
Net sales                                                   $1,067,363       $61,486      $151,144    $1,279,993
Property, plant and equipment, net                             193,051         5,406        23,376       221,833

1998
Net sales                                                   $1,049,166       $62,529      $134,701    $1,246,396
Property, plant and equipment, net                             212,658         4,998        24,517       242,173

1997
Net sales                                                     $841,618       $58,005       $31,472      $931,095
Property, plant and equipment, net                             208,713         5,662        19,060       233,435

17.    STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock

       There are 5.0 million shares of preferred stock, par value of $1.00 per share, authorized for issuance. No preferred shares have been issued.

Common Stock

       At year-end 1999, there were 3.0 million shares of common stock reserved for issuance in connection with the stock option plan discussed in Note 6.

Warrants

       On July 1, 1999, 116,745 warrants for an aggregate of 0.6 million of common stock expired without having been exercised. All remaining warrants outstanding to purchase 1.2 million shares of common stock expired on October 12, 1999, without being exercised.

Treasury Stock

       During 1997, the Company purchased 434,600 of its common stock for an aggregate cost of $5.7 million. The purchase was part of programs authorized by the Board of Directors to purchase up to 3.0 million shares of the Company's common stock. At the end of 1999, 1,989,000 shares have been purchased.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    STOCKHOLDERS' EQUITY (DEFICIT) (continued)

Accumulated Other Comprehensive Income (Loss)

       The accumulated other comprehensive income (loss) consists of the following:

                                                              December 31,        December 31,      December 28,
                                                                 1999                 1998                1997
(thousands)
       Foreign currency translation adjustment                 $ (6,011)            $(10,965)          $ (4,367)
       Minimum pension liability (a)                             (1,747)             (13,756)            (2,231)
                                                              ---------            ---------          ---------
                                                               $ (7,758)            $(24,721)          $ (6,598)
                                                               ========             ========           ========

       (a) The minimum pension liability adjustment was recognized net of the related tax benefit in 1997. As discussed in Note 8, a valuation allowance was established in 1998 for essentially all deferred income tax assets. Accordingly, the minimum pension liability amounts do not include their related tax benefit at year-end 1999 and 1998.

18.    RELATED PARTY TRANSACTIONS AND BALANCES

       The Company regularly enters into transactions with its affiliates in the ordinary course of business.

Trace Promissory Notes

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

       Note 3 includes disclosures regarding 1999 activity concerning Trace promissory notes payable to Foamex L.P. The Trace notes are included in the other component of stockholders' deficit, which is consistent with the recognition in prior years. Based on Trace's financial position discussed in
Note 1, Trace may not be able to pay the aggregate amount of $9.2 million.

Trace Accounts Receivables

       At year-end 1999 and 1998, operating accounts receivables from Trace were approximately $3.4 million and $3.1 million, respectively. During 1998, an allowance of $3.1 million was recorded as a restructuring and other charges (credits) due to the financial difficulties of Trace. The Company established an allowance of $0.3 million during 1999 for additional operating accounts receivable from Trace. The allowance was recorded as a restructuring and other charges (credits).

Trace Buyout Negotiations and Related Financing

       During 1998, $6.5 million was recorded in other income and expense associated with negotiations related to a proposed Trace buyout and related refinancing that was subsequently terminated.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    RELATED PARTY TRANSACTIONS AND BALANCES (continued)

Trace Global Opportunities Fund

       During 1997, the Company purchased a $2.0 million investment in Trace Global Opportunities Fund, which primarily invests in companies organized or operating outside the G-7 markets and was a related party to Trace. The value of the Company's investment in Trace Global Opportunities Fund was $0.9 million at December 31, 1998. The change in value of this investment was recorded as a charge to other income and expense. In 1999, the investment was sold for $0.9 million.

Trace Foam Distribution

       In connection with the refinancing plan in 1997, Foamex L.P. made a cash distribution of approximately $1.5 million to Trace Foam Company, Inc. ("Trace Foam"), a wholly owned subsidiary of Trace, as a result of Foamex L.P.'s distribution to Foamex-JPS Automotive L.P. ("FJPS") and FMXI, Inc. of certain debentures of FJPS, a note with a principal amount of approximately $56.2 million (net of approximately $20.6 million of original issue discount) due from FJPS and a promissory note in the aggregate principal amount of $2.0 million due from the Company. The distribution to Trace Foam reduced retained earnings (accumulated deficit) of the Company.

Trace Management Agreement

       Foamex L.P. had a management service agreement with Trace Foam pursuant to which Trace Foam provided general managerial services of a financial, technical, legal, commercial, administrative and/or advisory nature to Foamex L.P. During June 1997, the management services agreement was amended to increase the annual fee from $1.75 million to $3.0 million, plus reimbursement of expenses incurred. An amendment to the Foamex L.P. Credit Facility on June 30, 1999 no longer permits Foamex L.P. to pay the management fee. On July 29, 1999, Foamex L.P. submitted formal notice of the termination of the management agreement.

Trace New York Sublease

       Prior to September 30, 1999, Foamex L.P. subleased to Trace approximately 5,900 square feet of general, executive and administrative office space in New York, New York. The terms of the lease were substantially the same terms as Foamex L.P. leased such space from a third party lessor. The Company has closed the New York office and Foamex L.P. subleased the premises to a third party at an amount in excess of Foamex L.P.'s lease commitment.

Foam Funding LLC Debt

       During 1999, the subsidiaries of the Company paid $7.4 million of interest and $9.7 million of principal on notes payable to Foam Funding LLC.

       In 1998, subsidiaries of the Company paid $6.4 million of interest and $5.3 million of principal on notes payable to Foam Funding LLC.

Other

       The general director of Foamex de Mexico S.A. de C.V. ("Foamex de Mexico") which is the Company's operating subsidiary in Mexico has a 5% stock interest in Foamex de Mexico. A member of the board provides consulting services to the Company for which fees paid to him in 1999 were $0.2 million and were $0.1 million in 1998.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    RELATED PARTY TRANSACTIONS AND BALANCES (continued)

       During 1999, certain employees of the Company were also employed by Trace. The Company paid a portion of the total compensation of such employees based on the amount of time devoted to the Company's matters by such employees in the aggregate. All such dual employment relationships have been terminated. Such payments totaled $1.8 million, $2.2 million and $2.5 million in 1999, 1998 and 1997, respectively.

       The Company, Recticel, s.a. ("Recticel"), a European polyurethane foam manufacturer, whose subsidiary was a former partner of Foamex L.P. and is a current shareholder of the Company, and Beamech Group Limited, an unaffiliated third party, have an interest in a Swiss corporation that develops new manufacturing technology for the production of polyurethane foam including the VPFSM manufacturing process. During 1997, the Company purchased approximately $1.9 million of scrap material from Recticel under various agreements, the latest of which expired in March 1998.

19.    BUYOUT PROPOSALS

       On August 5, 1999,  the  Company  announced  that its Board of  Directors signed a letter of intent with Sorgenti Chemical Industries, LLC and Liberty Partners Holdings 20, LLC (collectively, the "Purchasers") for a business combination providing for $11.50 per share for all of the Company's outstanding common stock (the "Sorgenti Transaction"). Under the terms of the letter of intent, if the Company entered into a business combination with another party, the Purchasers would be entitled to a break-up fee of $6.0 million plus reimbursement of certain expenses, subject to certain conditions, including the willingness of the Purchasers to enter into a definitive agreement providing for a price of at least $11.50 per share prior to the expiration of the letter of intent. The proposed transaction was subject to a number of conditions, including the negotiation of definitive documents regarding certain conditions relating to the bank credit facilities and the public debt of the Company's subsidiaries. Additional issues considered included minimum shareholder acceptance, change of board membership, and other provisions providing for a higher break-up fee and expense reimbursement if the Company entered into a business combination providing a more favorable transaction. On December 15, 1999, the Company announced that the letter of intent with the Purchasers, which had been extended, expired by its terms. The Purchasers had submitted a revised bid at a price and on terms that were less favorable than those contained in the letter of intent and the Negotiating Committee of the Company's Board of Directors rejected the revised bid.

       On February 9, 2000, the Company announced that it is in discussions with respect to a proposal involving the acquisition of all of the Company's outstanding common stock for cash. The Company stated that the proposal is subject to a number of conditions, including the buyer's ongoing due diligence and the execution of definitive agreements. If the proposal from the new group leads to a transaction, it is anticipated that John G. Johnson, Jr., the Company's President and Chief Executive Officer, as well as other members of current management, would participate in the management of the Company following such a transaction. The Company agreed to an exclusive negotiating period ending five business days after delivery of its audited financial statements included in the Company's Annual Report on Form 10-K to the prospective buyer. The Company expects such delivery to be the same day as the filing of its Annual Report on Form 10-K with the Securities and Exchange Commission.

       In 1998, the Company received an unsolicited buyout proposal from Trace, the Company's principal stockholder. The Company entered into two merger agreements, which were subsequently terminated by Trace.

20.    COMMITMENTS AND CONTINGENCIES

Operating Leases

       The Company is obligated under various noncancelable lease agreements for rental of facilities, vehicles and other equipment. Many of the leases contain renewal options with varying terms and escalation clauses that provide for increased rentals based upon increases in the Consumer Price Index, real estate taxes and lessors' operating expenses. Total minimum rental commitments (excluding commitments accrued as part of the Company's various restructuring/consolidation plans) required under operating leases at December 31, 1999 are:

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.    COMMITMENTS AND CONTINGENCIES (continued)

                                                      Operating
                                                          Leases
                                                      ----------
                                                      (thousands)
       2000                                             $14,804
       2001                                              12,777
       2002                                              11,223
       2003                                               9,034
       2004                                               5,801
       Balance                                           13,311
                                                       --------
       Total                                            $66,950
                                                        =======

       Rental expense charged to operations under operating leases approximated $16.9 million, $18.9 million and $10.1 million for 1999, 1998 and 1997, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.

Litigation - Shareholders

       During 1999, the Company received several communications addressed to its Board of Directors from certain of the Company's stockholders regarding aspects of the relationship between Trace and the Company. Such stockholders questioned the propriety of certain relationships and related transactions between Trace and the Company, which previously had been disclosed in the Company's periodic filings. On June 14, 1999, the Company received a draft complaint from counsel of certain stockholders naming the Company and certain current and former directors, which included allegations similar to those in the Second Amended Complaint, as defined below. The Company was advised by such counsel that such stockholders intended to file an action soon thereafter. On August 13, 1999, two stockholders filed an action on behalf of an alleged class of the Company's shareholders, entitled Watchung Road Associates, L.P. et al v. Foamex International Inc., et al., Civil Action No. 17370 (the "Watchung Complaint"), in the Court of Chancery of the State of Delaware, New Castle County. The suit names the Company, Mr. Marshall S. Cogan, Mr. Etienne Davignon, Mr. John Gutfreund, Mr. Robert Hay, Dr. Stuart Hershon, Mr. John G. Johnson, Jr. and Mr. John Tunney as defendants. The Watchung Complaint alleges that the individual defendants breached their fiduciary duties by agreeing to the potential buyout of the Company by Sorgenti Chemical Industries, LLC and Liberty Partners Holdings 20, LLC.

       The Watchung Complaint alleges that the Sorgenti Transaction's buy-out price of $11.50 per outstanding share is inadequate and fails to take into consideration claims the Company allegedly has as a result of the supposed wrongful diversions of Company assets in the Company's dealings with Trace and its affiliates. The Watchung Complaint also alleges that the directors breached their fiduciary duties by agreeing to the proposed Sorgenti Transaction without conducting an auction or active market check. The suit alleges that the board placed Mr. Cogan's interest ahead of those of the Company's stockholders, and alleges that a critical condition of the Sorgenti Transaction is a consulting agreement for Mr. Cogan. The Watchung suit seeks to enjoin the Sorgenti Transaction, seeks rescission or damages if the Sorgenti Transaction is consummated, and seeks an accounting from the directors for plaintiffs alleged losses. The Sorgenti Transaction was not consummated. Defendants have moved to consolidate this action with In re Foamex International Inc. Shareholders Litigation, discussed below, and to dismiss the complaint. Plaintiffs have agreed to consolidate.

       On April 26, 1999, a putative securities class action entitled Molitor v. Foamex International Inc., et al., 99 Civ. 3004, was filed in the United States District court for the Southern District of New York naming as defendants the Company, Trace and certain officers and directors of the Company on behalf of stockholders who bought shares of the Company's common stock during the period from May 7, 1998 through and including April 16, 1999. The lawsuit alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by misrepresenting and/or omitting material information about the Company's financial situation and operations, with the result of artificially inflating the price of the Company's stock. The lawsuit also alleges that Trace and Marshall S. Cogan violated Section 20(a) of the Securities Exchange Act of 1934 as controlling persons of the Company. The

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  COMMITMENTS AND CONTINGENCIES (continued)

complaint seeks class certification, a declaration that defendants violated the federal securities laws, an award of money damages, and costs and attorneys', accountants' and experts' fees. On May 18, 1999, a similar action entitled Thomas W. Riley v. Foamex International Inc., et al., 99 Civ. 3653 was filed in the same court. The two actions have been consolidated, and the Consolidated Amended Class Action Complain, setting forth the allegations of the two earlier complaints, was filed on December 6, 1999. The defendants filed motions to dismiss the consolidated complaint on February 4, 2000. No discovery has taken place to date.

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

       The Memorandum of Understanding also provided for certification of a class, for settlement purposes only, consisting of the Public Shares owned by stockholders of the Company unaffiliated with Trace and its subsidiaries (the "Public Shareholders"), the dismissal of the Shareholder Litigation with prejudice and the release by the plaintiffs and all members of the class of all claims and causes of action that were or could have been asserted against Trace, the Company and the individual defendants in the Shareholder Litigation or that arise out of the matters alleged by plaintiffs. Following the completion of the confirmatory discovery which was provided for in the Memorandum of Understanding, on September 9, 1998, the parties entered into a definitive Stipulation of Settlement and the Court set a hearing for October 27, 1998 to consider whether the settlement should be approved (the "Settlement Hearing"). In connection with the proposed settlement, the plaintiffs intended to apply for an award of attorney's fees and litigation expenses in an amount not to exceed $925,000, and the defendants agreed not to oppose this application. Additionally, the Company agreed to pay the cost, if any, of sending notice of the settlement to the Public Shareholders. On September 24, 1998, a Notice of Pendency of Class Action, Proposed Settlement of Class Action and Settlement Hearing was mailed to the members of the settlement class. On October 20, 1998, the parties to the Shareholder Litigation requested that the Court cancel the Settlement Hearing in light of the announcement made by Trace on October 16, 1998, that it had been unable to obtain the necessary financing for the contemplated acquisition by Trace of the Company's common stock at a price of $18.75 per share, which was the subject matter of the proposed settlement. This request was approved by the Court on October 21, 1998, and the Company issued a press release on October 21, 1998, announcing that the Court had cancelled the Settlement Hearing.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.    COMMITMENTS AND CONTINGENCIES (continued)

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

       The Third Amended Complaint seeks: a declaration that the individual defendants have breached their fiduciary duties; damages; the imposition of a constructive trust on profits and benefits Mr. Cogan, Trace, and the other individual defendants allegedly received as a result of the alleged wrongdoing; an injunction against the Sorgenti Transaction under its present terms; rescission and damages if the deal is consummated; and the appointment of a receiver for the Company. Defendants have moved to consolidate this action with Watchung Road Associates, L.P., et ano v. Foamex International Inc., et al., discussed above, and to dismiss the complaint. Plaintiffs have agreed to consolidation and opposed the motion to dismiss.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.    COMMITMENTS AND CONTINGENCIES (continued)

       The defendants intend to vigorously defend these litigations, which if adversely determined, could have a material adverse effect on the financial position, results of operations and cash flows of the Company.

Litigation - Breast Implants

       As of February 24, 2000, the Company and Trace were two of multiple defendants in actions filed on behalf of approximately 3,857 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 39 residents of Australia, New Zealand, England, and Ireland. The Company believes that the number of suits and claimants may increase. During 1995, the Company and Trace were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final.

       Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from the Company or Trace. Neither the Company nor Trace recommended, authorized, or approved the use of its foam for these purposes. The Company is also indemnified by Trace for any such liabilities relating to foam manufactured prior to October 1990. Trace's insurance carrier has continued to pay the Company's litigation expenses after Trace's filing under the Bankruptcy Code. Trace's insurance policies continue to cover certain liabilities of Trace but if the limits of those policies are exhausted, it is unlikely that Trace will be able to continue to provide additional indemnification. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with the general counsel of the Company, and without taking into account the indemnification provided by Trace, the coverage provided by Trace's and the Company's liability insurance and potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of the matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either the Company's consolidated financial position or results of operations. If management's assessment of the Company's liability with respect to these actions is incorrect, such actions could have a material adverse effect on the financial position, results of operations and cash flows of the Company.

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

Environmental

       The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of September 30, 1999, the Company had accruals of approximately $4.5 million for environmental matters. During 1998, the Company established an allowance of $1.2 million relating to receivables from Trace for environmental indemnifications due to the financial difficulties of Trace.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.    COMMITMENTS AND CONTINGENCIES (continued)

       The Clean Air Act Amendments of 1990 (the "1990 CAA Amendments") provide for the establishment of federal emission standards for hazardous air pollutants including methylene chloride, propylene oxide and TDI, materials used in the manufacturing of foam. On December 27, 1996, the United States Environmental Protection Agency (the "EPA") proposed regulations under the 1990 CAA Amendments that will require manufacturers of slab stock polyurethane foam and foam fabrication plants to reduce emissions of methylene chloride. The final National Emission Standard for Hazardous Air Pollutants ("NESHAP") was promulgated October 7, 1998. NESHAP requires a reduction of approximately 70% of the emission of methylene chloride for the slab stock foam industry effective October 7, 2001. The Company believes that the use of alternative technologies, including VPFSM, which do not utilize methylene chloride and its ability to shift current production to the facilities which use these alternative technologies will minimize the impact of these regulations. The 1990 CAA Amendments also may result in the imposition of additional standards regulating air emissions from polyurethane foam manufacturers, but these standards have not yet been proposed or promulgated.

       The Company has reported to appropriate state authorities that it has found soil and groundwater contamination in excess of state standards at three facilities and soil contamination in excess of state standards at three other facilities. The Company has begun remediation and is conducting further investigations into the extent of the contamination at these facilities and, accordingly, the extent of the remediation that may ultimately be required. The actual cost and the timetable of any such remediation cannot be predicted with any degree of certainty at this time. The Company has accruals of $3.3 million for the estimated cost of completing remediation at these facilities. The
Company is in the process of addressing potential contamination at its Morristown, Tennessee facility, and has submitted a sampling plan to the State of Tennessee. The extent of the contamination and responsible parties, if any, has not yet been determined. A former owner may be liable for cleanup costs;
nevertheless,   the  cost  of  remediation,  if  any,  is  not  expected  to  be significant.

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

       The Company has been designated as a Potentially Responsible Party ("PRP") by the EPA with respect to seven sites. Estimates of total cleanup costs and fractional allocations of liability are generally provided by the EPA or the committee of PRP's with respect to the specified site. In each case and in the aggregate, the liability of the Company is not considered to be significant.

Although it is possible that new information or future developments could require the Company to reassess its potential exposure relating to all pending environmental matters, including those described herein, the Company believes that, based upon all currently available information, the resolution of such environmental matters will not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position. The possibility exists, however, that new environmental legislation and/or environmental regulations may

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.    COMMITMENTS AND CONTINGENCIES (continued)

be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated and that may be significant.

21.    QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        First        Second          Third         Fourth
                                                     Quarter         Quarter        Quarter        Quarter (a)
                                                     -------         -------        -------        -----------
                                                                     (thousands, except per share amounts)
       1999
         Net sales                                    $322,863      $313,029        $326,949        $317,152
         Gross profit                                   43,597        43,777          48,813          44,121
         Income from continuing operations               6,013         3,177           6,128           4,398
         Net income                                      6,013         3,177           6,128           4,398
         Basic earning per share from
             continuing operations                        0.24          0.13           0.24             0.18
         Diluted earnings per share from
             continuing operations                        0.24          0.13           0.24             0.17

       1998 (b)
         Net sales                                    $312,290      $298,479        $332,510        $303,117
         Gross profit                                   49,570        54,966          51,319          (1,350)
         Income (loss) from continuing operations        4,983         9,320           3,426         (87,582)
         Net income (loss)                               3,109         9,277           3,426         (87,582)
         Basic earning (loss) per share from
             continuing operations                        0.20          0.37           0.14            (3.50)
         Diluted earnings (loss) per share from
             continuing operations                        0.19          0.36           0.13            (3.50)

(a) Fourth quarter 1999 results were favorably impacted by $1.8 million from the realization of a business interruption insurance claim partially offset by fourth quarter adjustments related principally to previously recorded 1999 severance costs. Items that negatively impacted the 1998 fourth quarter included: (i) additional costs of $4.5 million associated with the integration of Crain and Foamex L.P., including inventory adjustments for facilities affected by the consolidation of manufacturing and/or distribution facilities; (ii) operating losses and inefficiencies of $1.0 million resulting from fires at Orlando, Florida and Cornelius, North Carolina plants; (iii) operating inefficiencies and logistics costs of $2.5 million associated with the sales of juvenile and other consumer products sold through mass merchandisers and discount stores; (iv) start up costs and inefficiencies of $3.0 million associated with new automotive lamination contracts at Mexican border facilities; (v) increased provisions for bad debts of $3.0 million for United States and Mexican customers; and
     (vi) competitive pricing measures due to market share challenges from competitors for its foam and automotive products. In addition, the Company provided a provision allowance on its deferred income tax assets, as discussed in Note 8.

(b) The 1998 quarterly results have been restated from the amounts reported in the 1998 Annual Report on Form 10-K. The restated Form 10-Q's reflected a review of year-end adjustments and restated amounts as filed with the Securities and Exchange Commission.

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

                                                                      Schedule I
                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS

                                                                         December 31,         December 31,
                                                                             1999                 1998
ASSETS                                                                            (thousands)
CURRENT ASSETS
    Cash and cash equivalents                                             $      13           $     187
    Intercompany receivables                                                    382               4,623
    Other current assets                                                        161                 584
                                                                          ---------           ---------
            Total current assets                                                556               5,394

OTHER ASSETS                                                                      1               1,078
                                                                          ---------           ---------

TOTAL ASSETS                                                              $     557           $   6,472
                                                                          =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Accounts payable                                                      $      40           $      --
    Deferred income taxes                                                     1,140                  --
    Other accrued liabilities                                                 3,061               6,486
                                                                          ---------           ---------
      Total current liabilities                                               4,241               6,486

LONG-TERM LIABILITIES
    Revolving loan with consolidated subsidiary                                 676                  --
    Notes payable to consolidated subsidiary                                  2,500               4,990
    Tax distribution advance payable                                             --              13,618
    Deficit in consolidated subsidiaries                                    158,122             183,082
    Deferred income taxes                                                        --                 976
    Other liabilities                                                         1,399               1,439
                                                                          ---------           ---------
      Total liabilities                                                     166,938             210,591
                                                                          ---------           ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred Stock, par value $1.00 per share:
      Authorized 5,000,000 shares - none issued                                  --                  --
    Common Stock, par value $.01 per share:
      Authorized 50,000,000 shares
      Issued 27,045,480 and 27,005,752 shares, respectively
      Outstanding 25,056,480 and 25,016,752 shares, respectively                270                 270
    Additional paid-in capital                                               87,475              86,990
    Retained earnings (accumulated deficit)                                (217,945)           (237,661)
    Accumulated other comprehensive income (loss)                            (7,758)            (24,721)
    Other:
      Common Stock held in Treasury, at cost:
        1,989,000 shares                                                    (19,202)            (19,202)
      Shareholder note receivable                                            (9,221)             (9,795)
                                                                          ---------           ---------
      Total stockholders' equity (deficit)                                 (166,381)           (204,119)
                                                                          ---------           ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $     557           $   6,472
                                                                          =========           =========



                 See notes to consolidated financial statements.
                                   (continued)

                                                                      Schedule I
                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS

                                                    1999                1998                1997
                                                 ---------           ---------           ---------
                                                  (amounts in thousands except per share amounts)
INTERCOMPANY SALES                               $      --           $  12,619           $ 123,355

COST OF GOODS SOLD                                      --              12,619             123,355
                                                 ---------           ---------           ---------

GROSS PROFIT                                            --                  --                  --

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                          1,417                (183)                486
                                                 ---------           ---------           ---------

INCOME (LOSS) FROM OPERATIONS                       (1,417)                183                (486)

EQUITY IN EARNINGS (LOSS) OF
    CONSOLIDATED SUBSIDIARIES                       24,091             (18,260)              4,954

INTEREST EXPENSE                                     2,042               2,237                 153

OTHER INCOME (EXPENSE)                                   2              (7,326)                204
                                                 ---------           ---------           ---------

INCOME (LOSS) BEFORE INCOME TAX
    AND EXTRAORDINARY LOSS                          20,634             (27,640)              4,519

INCOME TAX PROVISION                                   918              42,213                 388
                                                 ---------           ---------           ---------

INCOME (LOSS) FROM CONTINUING
    OPERATIONS                                      19,716             (69,853)              4,131

EQUITY IN DISCONTINUED OPERATIONS                       --                  --              (1,994)
                                                 ---------           ---------           ---------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS             19,716             (69,853)              2,137

EQUITY IN EXTRAORDINARY LOSS                            --              (1,917)            (44,482)
                                                 ---------           ---------           ---------

NET INCOME (LOSS)                                $  19,716           $ (71,770)          $ (42,345)
                                                 =========           =========           =========

BASIC EARNINGS (LOSS) PER SHARE:
    CONTINUING OPERATIONS                        $    0.79           $   (2.79)          $    0.16
                                                 =========           =========           =========
    EARNINGS (LOSS) PER SHARE                    $    0.79           $   (2.87)          $   (1.68)
                                                 =========           =========           =========

DILUTED EARNINGS (LOSS) PER SHARE:
    CONTINUING OPERATIONS                        $    0.78           $   (2.79)          $    0.16
                                                 =========           =========           =========
    EARNINGS (LOSS) PER SHARE                    $    0.78           $   (2.87)          $   (1.65)
                                                 =========           =========           =========

    Equity in discontinued operations includes allocated income tax benefits of Foamex International of $1.3 million for 1997.

    Equity in extraordinary loss includes allocated income tax benefits of $1.9 million and $27.3 million for 1998 and 1997, respectively.

                 See notes to consolidated financial statements.
                                   (continued)

                                                                      Schedule I
                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS

                                                                                   1999               1998               1997
                                                                                 --------           --------           --------
OPERATING ACTIVITIES                                                                               (thousands)
    Net income (loss)                                                            $ 19,716           $(71,770)          $(42,345)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
      Deferred income taxes                                                           164             45,189               (387)
      Equity in discontinued operations                                                --                 --              1,994
      Equity in extraordinary loss                                                     --              1,917             44,482
      Equity in (earnings) losses of consolidated subsidiaries (24,091)            18,260             (4,954)
      Other                                                                           (34)             1,253                 61
    Changes in operating assets and liabilities,
       net of acquisitions:
      Intercompany receivables                                                      4,241              9,919             (4,026)
      Accounts payable                                                                 40            (10,542)             1,233
      Other assets and liabilities                                                 (3,176)             1,189                764
                                                                                 --------           --------           --------
         Net cash used for operating activities                                    (3,140)            (4,585)            (3,178)
                                                                                 --------           --------           --------

INVESTING ACTIVITIES
    Investment in consolidated subsidiaries                                            --            (20,000)                --
    Settlement of discontinued operations                                              --                 --            (13,556)
    Distribution from subsidiaries                                                 17,204             20,293              8,757
    Other                                                                             924                 --             (2,000)
                                                                                 --------           --------           --------
    Net cash provided by (used for) investing activities                           18,128                293             (6,799)
                                                                                 --------           --------           --------

FINANCING ACTIVITIES
    Proceeds from revolving loan with consolidated subsidiary                         676                 --                 --
    Proceeds from (repayments of) note payable to consolidated
      subsidiary                                                                   (2,490)             2,490              2,500
    Dividend payments                                                                  --             (1,245)                --
    Proceeds from (repayments of) tax distribution advance                        (13,618)                --             13,618
    Purchase of treasury stock                                                         --                 --             (5,739)
    Proceeds from exercise of stock options                                           270                595              1,005
                                                                                 --------           --------           --------
         Net cash provided by (used for) financing activities                     (15,162)             1,840             11,384
                                                                                 --------           --------           --------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                                 (174)            (2,452)             1,407

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                                               187              2,639              1,232
                                                                                 --------           --------           --------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                                                $     13           $    187           $  2,639
                                                                                 ========           ========           ========

Note: During 1999, 1998 and 1997, the Company received from (paid to) its consolidated subsidiaries distributions of $(0.1) million, $0.3 million and $8.8 million, respectively, in accordance with tax sharing agreements. Also, during 1999, the Company received a special distribution from its subsidiaries of $17.3 million. The proceeds were used to repay the tax distribution advance and accrued interest to Foamex L.P.


                 See notes to consolidated financial statements.
                                   (continued)

                                                                     Schedule II
                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                   (thousands)

                                          Balance at      Charged to      Charged to                    Balance at
                                        Beginning of       Costs and        other                         End of
                                            Period         Expenses       Accounts     Deductions         Period
YEAR ENDED DECEMBER 31, 1999
Allowance for Uncollectible Accounts       $  9,790         $ 2,758        $     -        $  5,074       $  7,474
                                           ========         =======        =======        ========       ========

Reserve for Discounts                      $  1,840         $     -        $16,846   (1)  $ 16,611       $  2,075
                                           ========         =======        =======        ========       ========

Deferred Income Tax Asset
      Valuation Allowance                  $ 85,250         $(7,300)       $(4,124)  (2)  $      -       $ 73,826
                                           ========         =======        =======        ========       ========


YEAR ENDED DECEMBER 31, 1998
Allowance for Uncollectible Accounts       $  6,844         $ 2,611        $ 2,500   (1)  $  2,165       $  9,790
                                           ========         =======        =======        ========       ========

Reserve for Discounts                      $  1,238         $     -        $12,516   (1)  $ 11,914       $  1,840
                                           ========         =======        =======        ========       ========

Deferred Income Tax Asset
     Valuation Allowance                   $ 13,407         $52,573        $19,270   (3)  $      -       $ 85,250
                                           ========         =======        =======        ========       ========


YEAR ENDED DECEMBER 28, 1997
Allowance for Uncollectible Accounts       $  3,060         $ 2,295        $ 2,898        $  1,409       $  6,844
                                           ========         =======        =======        ========       ========

Reserve for Discounts                      $  3,268         $     -        $10,182   (1)   $12,212       $  1,238
                                           ========         =======        =======        ========       ========

Deferred Income Tax Asset
     Valuation Allowance                   $ 23,064         $(5,028)       $(1,863)  (4)  $  2,766       $ 13,407
                                           ========         =======        =======        ========       ========

(1)  Adjustments reflect a reduction in net sales.

(2) Represents reversal on valuation allowance established on deferred income tax assets related to minimum pension liability recognized in stockholders' deficit.

(3) Includes an adjustment to reflect the distribution of valuation reserves for deferred income tax assets to Trace in connection with the GFI Transaction (see Note 13 to the consolidated financial statements).

(4) Represents an adjustment to cost in excess of net assets acquired relating to the utilization of preacquisition deferred income tax assets of General Felt.