Form 10-K/A
period 1999-12-31
FOAMEX INTERNATIONAL INC
filed 2000-05-01
CIK 912908

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

                         Commission file number: 0-22624

                            FOAMEX INTERNATIONAL INC.
             ------------------------------------------------------
             (Exact Name of registrant as Specified in its Charter)

            Delaware                                         05-0473908
---------------------------------                       -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification Number)

1000 Columbia Avenue, Linwood, PA                               19061
---------------------------------                       --------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (610) 859-3000
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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

This Annual Report on Form 10-K is hereby amended to add the information required by Part III.

PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

a.  Directors as of April 28, 2000

Name and Principal Occupation   Age and Biographical Information
MARSHALL S. COGAN               Marshall S. Cogan,  62, has been the Chairman of the Board of the Company since March
   Chairman of the Board        1999.  Mr. Cogan served as Chairman of the Board and Chief  Executive  Officer of the
                                Company from its inception in September  1993 to May 1997 and served as Vice Chairman of the Board of the  Company  from May 1997 until  March 1999.  Mr.  Cogan  served as
                                Vice Chairman of the respective  boards of Foamex L.P. and FMXI,  Inc.  ("FMXI") from
                                May 1997 until March 1999,  and has been a director of Foamex  Carpet  Cushion,  Inc.
                                ("Foamex  Carpet")  since its  inception  in February  1998.  Mr. Cogan served as the
                                Chairman  of the Board and  Chief  Executive  Officer  of Foamex  L.P.  and FXMI from
                                January 1994 to May 1997.  Each of Foamex L.P.,  FMXI and Foamex Carpet,  directly or indirectly,  is a wholly  owned  subsidiary  of the  Company.  Mr. Cogan has been the principal  stockholder,  Chairman  or  Co-Chairman  of the Board and Chief  Executive
                                Officer  or  Co-Chief  Executive  Officer  of  Trace  International   Holdings,  Inc.
                                ("Trace")  since  1974.  Mr.  Cogan has been a director of Trace Foam  Company,  Inc.
                                ("Trace  Foam")  since  January 1992 and a director of Trace Foam Sub,  Inc.  ("Trace
                                Foam  Sub")  since  March  1995.  Trace  Foam and  Trace  Foam Sub are  wholly  owned subsidiaries  of Trace.  On July 21, 1999,  Trace and Trace Foam Sub filed  petitions for relief under the Bankruptcy  Code in the United States  Bankruptcy  Court for the
                                Southern  District of New York.  Trace and Trace Foam Sub are currently under Chapter
                                7 of the Bankruptcy  Code. Mr. Cogan served as Chairman and Chief  Executive  Officer of  United  Auto  Group,  Inc.  ("UAG")  from  April  1997 to May 1999 and  remains a director  of UAG.  Mr.  Cogan  has also  served as  Chairman  and  Director  of other companies  formerly owned by Trace,  including Color Tile, Inc., Knoll  International
                                Inc. and  Sheller-Globe  Corporation.  Prior to forming Trace, Mr. Cogan was a senior partner at Cogan,  Berlind,  Weill & Levitt and subsequently  CBWL-Hayden Stone, Inc.
                                Additionally,  Mr. Cogan serves on the Board of Directors of the American  Friends of the Israel  Museum and on the Board of  Trustees  of The  Museum of Modern  Art,  the
                                Boston Latin School and New York  University  Medical  Center.  Mr. Cogan also serves on several committees of Harvard University.

ETIENNE DAVIGNON                Etienne  Davignon,  67, has been a director of the Company since  December  1993. Mr.
  Chairman of Societe           Davignon  has been the Chairman of Societe  Generale de Belgique,  a Belgian bank and
  Generale de Belgique          holding company,  and a director of its subsidiary  Recticel s.a.  ("Recticel") since
                                April 1989.  Mr.  Davignon was a Vice  President of the EEC  Commission  in charge of industry,  research and energy from 1977  through  1984.  Mr.  Davignon was the first
                                President of the  International  Energy Agency.  Mr. Davignon  currently  serves as a director  of,  among other  companies,  Generale  de Banque  s.a.,  Gilead  Sciences,
                                Compagnie de Suez s.a.,  Solvay s.a. and  Kissinger  Associates.  Mr.  Davignon  also serves as a member of the  International  Advisory Board of Fiat S.p.A.  Mr. Davignon
                                is the Chairman of the Association  for the Monetary Union of Europe,  the Paul-Henri
                                Spaak Foundation and the Royal Institute for International  Relations and is a member of the European  Roundtable  of  Industrialists,  chairing the working group on Trade and Investment.

JOHN H. GUTFREUND               John H.  Gutfreund,  70, has been a director of the Company since  February 1998. Mr.
  President, Gutfreund &        Gutfreund  is President of  Gutfreund & Company,  Inc.,  a financial  consulting  and
  Company, Inc.                 investment-banking  firm,  which he  formed  in 1992.  Prior to that,  Mr.  Gutfreund served in various  positions with Salomon  Brothers (the predecessor to Salomon Smith
                                Barney)  from 1953 until  1991,  most  recently  as  Chairman  of the Board and Chief
                                Executive  Officer.   Mr.  Gutfreund  is  also  a  director  of  AMBI,  Inc.,  Ascent
                                Assurance,  Inc., Baldwin Piano & Organ Company,  Inc.,  Evercel,  Inc.,  LCA-Vision,
                                Inc.,  and The  Universal  Bond Fund and is on the Board of  Trustees of the New York
                                Public  Library.  Mr.  Gutfreund  served  as  Vice  Chairman  of the New  York  Stock
                                Exchange from 1985 until 1987.

ROBERT J. HAY                   Robert J. Hay,  74, has been the  Chairman  Emeritus  and a director  of the  Company
  Chairman Emeritus             since  its  inception  in  September  1993.  Mr.  Hay  served as  Chairman  and Chief
                                Executive  Officer of Foamex L.P. from January 1993 until  January 1994.  Mr. Hay was
                                President of Foamex L.P. and its  predecessor  from 1972 through 1992.  Mr. Hay began his  career  in 1948 as a chemist  with The  Firestone  Tire and  Rubber  Company,  a predecessor of Foamex L.P.

STUART J. HERSHON               Stuart J. Hershon,  62, has been a director of the Company since  December  1993. Dr.
  Orthopedic Surgeon            Hershon  was a member of the Board of  Directors  of Trace  from April 1986 until May
                                1994.  Dr.  Hershon  is a board  certified,  practicing  orthopedic  surgeon at North
                                Shore University  Hospital and at Columbia  Presbyterian  Medical Center in New York,
                                where he is an assistant  clinical professor of orthopedic  surgery.  Dr. Hershon has practiced  medicine at North  Shore  University  Hospital  since 1970 and at Columbia
                                Presbyterian  Medical  Center  since  1989.  Dr.  Hershon  has  served as  orthopedic consultant and team physician for certain New York area professional sports teams.

JOHN G. JOHNSON, JR.            John G. Johnson,  Jr., 59, has been a director of the Company  since March 1999.  Mr.
 President and Chief            Johnson has served as  President  and Chief  Executive  Officer of the Company  since
 Executive Officer of the       March 1999.  Prior to joining  the  Company,  Mr.  Johnson  was  President  and Chief
 Company                        Executive  Officer of Safety-Kleen  Corp., an environmental  services  company,  from
                                1995 to 1997.  Mr.  Johnson also served as  President,  Chief  Operating  Officer and director of  Safety-Kleen  Corp.  from 1993 to 1995.  From 1982 to 1992,  Mr. Johnson held several  executive  positions with the ARCO Chemical  Company,  including Senior
                                Vice  President and Director of ARCO Chemical  Company and President of ARCO Chemical
                                Americas  beginning in 1987. Mr. Johnson began his career with the Atlantic Richfield
                                Company in 1958.

JOHN TELEVANTOS                  John  Televantos,  47, was  elected a  director  and Chief  Operating  Officer of the
Chief Operating Officer of       Company on April 10,  2000.  Prior to joining  the Company as  President  of the Foam
the Company and President of     Business Group in June 1999, Mr. Televantos was Vice President,  Development Business
 the Company's Foam Business     for  Lyondell  Chemical  Company,  which he joined in 1998  following  the  company's
 Group                           acquisition  of ARCO Chemical  Company.  In his  nine-year  career with ARCO Chemical
                                 Company,  Mr.  Televantos  was Director of Urethane  Development  and, prior to that,
                                 Director of Strategic Planning and Commercial  Development.  Mr. Televantos began his career  with Union  Carbide  Corporation  in 1977,  serving  in a number of  urethane product development and research positions.


JOHN V. TUNNEY                  John V. Tunney, 65, has been a director of the Company since May 1994. Mr. Tunney has
 Chairman of the Board of       served as Chairman of the Board of Foamex Asia, Inc. ("Foamex Asia"), a subsidiary of
 Cloverleaf Group, Inc.         the  Company,  since  March  1997.  Mr.  Tunney  has been  Chairman  of the  Board of
                                Cloverleaf Group,  Inc., an investment  company,  since 1981, a partner of Sun Valley
                                Ventures,  a venture  capital firm,  since 1995, and President of JVT Consulting Inc.
                                since 1997. Mr. Tunney has served as Vice Chairman of the Board of the Corporate Fund for  Housing  since  1988.  Mr.  Tunney  served as a U.S.  Senator  from the State of
                                California  from 1971 until 1977.  Prior to that,  Mr.  Tunney  served as a member of
                                Congress  from the 38th  district  of  California  from 1965 until 1971.  Mr.  Tunney currently  serves as a member of the Board of Directors of Illinois  Central Railroad
                                Corp. and Swiss Army Brands, Inc.

b.  Executives as of April 28, 2000

Name                           Age          Position(s) Held
----                           ---          ----------------
Marshall S. Cogan              62           Chairman of the Board
Lawrence G. Davenport          58           Executive Vice President, Chief Information Officer
Stephen Drap                   50           Executive Vice President, Technical Products
John G. Johnson, Jr.           59           President, Chief Executive Officer and Director
Darrell Nance                  47           Executive Vice President, Foam Products
David J. Prilutski             46           Senior Vice President, Planning and Acting Chief Financial Officer
John Televantos                47           Chief Operating Officer, President Foam Business Group and Director
James T. Van Horn              54           Senior Vice President, Human Resources
Arthur H. Vartanian            46           Executive Vice President, Automotive Products
Pratt W. Wallace, Jr.          40           Executive Vice President, Foam Products
Kurt M. Werth                  42           Executive Vice President, Carpet Cushion Products

       Executive officers are elected by the Board of Directors and hold office until their successors have been duly elected and qualified or until their earlier resignation or removal from office. A brief biography of each executive officer of the Company is provided below (other than Mr. Cogan, Mr. Johnson and Mr. Televantos, each of whose biography is set forth above under "Directors").

       Lawrence G. Davenport has been Executive Vice President, Chief Information Officer since May 1999. Prior to joining the Company, Mr. Davenport served as Vice President and Chief Information Officer of Safety-Kleen Corp. from 1995 to 1998, where he was responsible for the strategic and tactical direction for information processing. Prior to that, Mr. Davenport was Senior Vice President, Information Services for JB Hunt Transport, Inc.

       Stephen Drap has been Executive Vice President, Technical Products since March 1998. Prior to that, Mr. Drap served as Vice President, Manufacturing and Customer Service, Technical Products beginning July 1997. Prior to that, Mr. Drap has held various management positions since joining the Company in 1980.

       Darrell Nance has been Executive Vice President, Foam Products since joining the Company in March 1998. From 1995 until joining the Company, Mr. Nance served as Vice President and General Manager of West Coast Operations of Crain Industries, Inc. ("Crain"). From 1994 to 1995, Mr. Nance served as Vice President of Operations, West Coast Operations of Crain. From 1986 to 1994, Mr. Nance served as General Manager of Crain Western.

       David J. Prilutski has been Senior Vice President, Planning since January 2000 and Acting Chief Financial Officer since March 2000. Prior to joining the Company, Mr. Prilutski was Business Director, Oxygenated Chemicals for Lyondell Chemical Company, which acquired ARCO Chemical Company in 1998. Mr. Prilutski joined ARCO Chemical Company in 1975, and held a range of planning and marketing positions, including Director Corporate Planning.

       James T. Van Horn has been Senior Vice President, Human Resources since January 2000. Prior to joining the Company, Mr. Van Horn was with Unisys Corporation for twenty-one years, holding a number of positions of increasing responsibility, most recently as Corporate Director, Performance Management for Worldwide Human Resources.

       Arthur H. Vartanian has been Executive Vice President, Automotive Products Group since February 2000. Prior to joining the Company, Mr. Vartanian held a number of executive positions over an eighteen-year career with Lear Corporation, most recently as Vice President Operations, Chrysler Division.

       Pratt W. Wallace, Jr. has been the Executive Vice President, Foam Products since January 1999, and was the Executive Vice President, Manufacturing Technology from March 1998 until January 1999. From 1997 until joining the Company, Mr. Wallace served as Vice President of the Southeast region of Crain. From 1993 to 1997, Mr. Wallace served as the General Manager of Crain's Newnan, Georgia facility.

       Kurt M. Werth has been Executive Vice President, Carpet Cushion Products since March 2000. Prior to joining the Company, Mr. Werth was Vice President, Sales and Service for the Canadian operations of Safety-Kleen Corp. Mr. Werth joined Safety-Kleen Corp. in 1987 and during his tenure there held a number of sales, planning and financial positions, including Vice President, Planning and Evaluation.

c.  Filings under Section 16(a) of the Securities Exchange Act of 1934

       Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of the Company's stock, to file initial reports of ownership and reports of changes of ownership with the SEC and the NASDAQ National Market System, Inc. Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

       Based solely on the Company's review of the copies of such forms furnished to the Company and written representations from the executive officers, directors and greater than 10% beneficial owners, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

       The following Summary Compensation Table contains information concerning annual and long-term compensation provided to each Chief Executive Officer during 1999 and each of the four next most highly compensated executive officers of the Company as of the end of 1999, based on salary and bonus (collectively, the "Named Executive Officers"), for services rendered in all capacities during fiscal years 1999, 1998 and 1997.

                                              Summary Compensation Table (1)
                                                                              Long-Term
                                                                        Compensation Awards
                                       Annual Compensation            ------------------------
                                 ------------------------------        Securities Underlying       All Other
Name of Principal Position       Year       Salary      Bonus               Options/SARs         Compensation
--------------------------       ----    ----------- ----------       ------------------------   ------------
Marshall S. Cogan                 1999    $850,000    $     --                    --                 $   --
  Chairman of the Board           1998     850,000     300,000                    --                     --
                                  1997     848,077     500,000               170,833                     --

John G. Johnson, Jr. (2) (3)      1999    $392,308    $250,000               750,450                 $3,200
  President and Chief
  Executive Officer

Barry Zimmerman (4)               1999    $316,000     $62,111                15,000                $30,112
  Executive Vice President,       1998     316,000      38,146                 3,000                  1,600
  Sourcing & Logistics            1997     316,000     115,000                    --                  1,600

John Televantos (3) (5)           1999    $161,539    $185,000               100,000                 $1,600
  President, Foam Business
  Group

Pratt W. Wallace, Jr. (3) (6)     1999    $175,659    $134,041                10,000                 $1,600
  Executive Vice President,       1998     166,009     139,554                    --                  4,336
  Foam Products                   1997          --          --                10,000                     --

Andrea Farace (7)                 1999    $184,615    $      --                   --               $666,770
  Chief Executive Officer         1998     571,500          --                    --                  1,600
                                  1997     430,769     350,000               350,000                     --

-------------------

(1) Because none of the Named Executive Officers received (i) perquisites in excess of the lesser of $50,000 or 10% of their reported salary and bonus, (ii) any other annual compensation required to be reported, (iii) LTIP payouts or (iv) any restricted stock awards, information relating to "Other Annual Compensation", "LTIP Payouts" and "Restricted Stock Awards" is inapplicable and has therefore been omitted from the table.

(2)    Mr. Johnson commenced his employment with the Company on March 16, 1999.

(3) The amounts shown in "All Other Compensation" represent the Company's matching contribution to the Company's 401(k) plan.

(4) Included in Dr. Zimmerman's "All Other Compensation" for 1999 is $28,512 for relocation expenses and $1,600 of the Company's matching contribution to the Company's 401(k) plan. The amounts shown for 1998 and 1997 represent the Company's matching contribution to the Company's 401(k) plan. Dr. Zimmerman resigned as of April 28, 2000.

(5) Mr. Televantos commenced his employment with the Company on June 14, 1999. On April 10, 2000, Mr. Televantos was named Chief Operating Officer of the Company.

(6) Mr. Wallace commenced his employment with the Company December 23, 1997 and received no compensation from the Company in 1997, except for a stock option grant.

(7) Mr. Farace resigned as President and Chief Executive Officer of the Company on March 16, 1999. The amounts shown in "All Other Compensation" for 1999 represents $665,385 of severance related payments pursuant to Mr. Farace's employment agreement and $1,385 of the Company's matching contribution to the Company's 401(k) plan. For 1998, the amount shown represents the Company matching contribution to the Company's 401(k) plan.

Employment Agreements

       The Company has employment  agreements with the following Named Executive
Officers:  Marshall S. Cogan,  John G.  Johnson,  Jr. and John  Televantos.  The
Company also had employment agreements with Andrea Farace prior to his resignation on March 16, 1999 and with Barry Zimmerman prior to his resignation on April 28, 2000. The Securities and Exchange Commission requires disclosure of any employment agreement between the Company and any Named Executive Officer, whether or not such officer is still employed by the Company.

       Current Employees

       On May 21, 1999, the Company entered into an employment agreement with John Televantos in connection with the hiring of Mr. Televantos as President, Foam Business Group of the Company. The agreement provides for an initial term of two years commencing on May 21, 1999, and automatically renews for additional one-year terms commencing May 21, 2000, unless notice of intent to not extend the term of the agreement is given by either party. The employment agreement provides that as compensation for all services rendered by Mr. Televantos, he will receive an annual salary at the rate of at least $300,000 per annum, which salary will be reviewed annually by the Compensation Committee of the Board. Mr. Televantos is eligible to earn an annual target bonus of 90% of his salary; the actual amount of the bonus is based on the attainment of certain performance targets. The agreement provides that the bonus be paid to Mr. Televantos for 1999 will not be less than $135,000. Mr. Televantos received a $50,000 bonus in consideration for his commencement of services. Also, Mr. Televantos will participate in certain employee or executive benefit plans and receive certain other perquisites. Mr. Televantos' employment agreement further provides for the grant by the Company to Mr. Televantos of options to purchase 100,000 shares of Common Stock, which vest at a rate of 20,000 options per year, commencing on May 21, 2000. Accelerated vesting provisions for options are provided for "change in control" transactions as well as certain termination events. The employment agreement automatically terminates upon the death or continued disability of Mr. Televantos, and the agreement may be terminated by the Company or Mr. Televantos at any time. Upon termination of the employment agreement by the Company without "cause" or by Mr. Televantos with "good reason" (which term includes change in control events), the Company will be required to pay Mr. Televantos, in addition to any amounts earned but not yet paid, a lump sum payment equal to two times the sum of (i) annual base salary then in effect plus (ii) the target annual bonus for such fiscal year or, if higher, the annual bonus paid or payable for the preceding year. Additionally, Mr. Televantos would be entitled to continue to receive any health care or insurance benefits for a period of up to eighteen months. The employment agreement prohibits Mr. Televantos from disclosing any confidential information of the Company during his employment term or any time thereafter. Additionally, the employment agreement provides that for a period of one year following his termination date, Mr. Televantos may not solicit or attempt to entice away from the Company (including its affiliates or subsidiaries), or interfere with the relationship of the Company with, any employee, customer or clients of the Company.

       On March 16, 1999, the Company entered into an employment agreement with John G. Johnson, Jr. in connection with the hiring of Mr. Johnson as President and Chief Executive Officer of the Company. The agreement provides for an initial term of two years commencing on March 16, 1999, and automatically renews for additional one-year terms unless notice of intent to not extend the term of the agreement is given by either party. The employment agreement provides that as compensation for all services rendered by Mr. Johnson, he will receive an annual salary at the rate of at least $500,000 per annum, which salary will be reviewed annually by the Compensation Committee of the Board. Mr. Johnson is entitled to earn an annual bonus of up to $500,000; the actual amount of the bonus is based on the attainment of certain performance targets for that year. The agreement provides that the bonus be paid to Mr. Johnson for 1999 will not be less than $250,000. Also, Mr. Johnson will participate in certain employee or executive benefit plans and receive certain other perquisites, including an automobile lease allowance. Mr. Johnson's employment agreement further provides for the grant by the Company to Mr. Johnson of options to purchase 750,450 shares of Common Stock, which vest in equal installments on March 16, 2000, March 16, 2001 and March 16, 2002. Accelerated vesting provisions for options are provided for "change in control" transactions as well as certain termination events. The employment agreement automatically terminates upon the death or continued disability of Mr. Johnson, and the agreement may be terminated by the Company or Mr. Johnson at any time. Upon termination of the employment agreement by the Company without "cause" or by Mr. Johnson with "good reason" (which term includes change in control events), the Company would be required to pay Mr. Johnson, in addition to any amounts earned but not yet paid, a lump sum payment equal to two times the sum of (i) annual base salary then in effect plus (ii) the target annual bonus for such fiscal year or, if higher, the annual bonus paid or payable for the preceding year. Additionally, Mr. Johnson would be entitled to continue to receive any health care or insurance benefits for a period of up to eighteen months. The employment agreement prohibits Mr. Johnson from disclosing any confidential information of the Company during his employment term or any time thereafter. Additionally, the employment agreement provides that for a period of one year following his termination date, Mr. Johnson may not solicit or attempt to entice away from the Company (including its affiliates or subsidiaries), or interfere with the relationship of the Company with, any employee, customer or clients of the Company.

       On January 1, 1999, the Company entered into an employment agreement with Marshall S. Cogan, Chairman of the Board and Chairman of the Executive Committee of the Company. The agreement provides for an initial employment term commencing on January 1, 1999 and continuing until December 31, 2000, which term is automatically extended an additional day on each day of the initial term and on each day thereafter until either Mr. Cogan or the Company provides notice of termination. The employment agreement provides that Mr. Cogan will receive an annual salary at the rate of $850,000 per annum with increases, if any, as may be approved by the Board. Mr. Cogan is also eligible, but not entitled, to receive any annual bonuses, which may be determined by the Board. Also, Mr. Cogan will participate in certain employee benefit plans and receive certain other perquisites. The employment agreement automatically terminates upon the death or continued disability of Mr. Cogan, and the agreement may be terminated by the Company or Mr. Cogan at any time. Upon termination of the employment agreement by the Company without "just cause" or by Mr. Cogan with "good reason" (which term includes change in control events), the Company will be required to pay Mr. Cogan, in addition to any amounts earned but not yet paid, the amount of his then current base salary for a period of twenty-four months. Additionally, Mr. Cogan would be entitled to continue to receive any health care or insurance benefits for a period of twenty-four months. The employment agreement prohibits Mr. Cogan from disclosing any confidential information of the Company during his employment term or any time thereafter. Additionally, the employment agreement provides that for a period of one year following his termination date, Mr. Cogan may not solicit or attempt to entice away from the Company (including its affiliates or subsidiaries), or interfere with the relationship of the Company with, any employees, customers or clients of the Company.

       Prior Employees

       On January 25, 1999, the Company entered into an employment agreement with Barry Zimmerman, former Executive Vice President, Strategic Sourcing and Logistics of the Company. The agreement provides for an initial employment term continuing until December 31, 2000, which term is automatically extended an additional day on each day of the initial term and on each day thereafter until either Dr. Zimmerman or the Company provides notice of termination. The employment agreement provides that Dr. Zimmerman will receive an annual salary at the rate of $316,000 per annum with increases, if any, as may be approved by the Board. Dr. Zimmerman is also eligible, but not entitled, to receive any annual bonuses, which may be determined by the Board. Also, Dr. Zimmerman will participate in certain employee benefit plans and receive certain other perquisites. The employment agreement automatically terminates upon the death or continued disability of Dr. Zimmerman, and the agreement may be terminated by the Company or Dr. Zimmerman at any time. Upon termination of the employment agreement by the Company without "just cause" or by Dr. Zimmerman with "good reason" (which term includes change in control events), the Company will be required to pay Dr. Zimmerman, in addition to any amounts earned but not yet paid, the amount of his then current base salary for a period of twenty-four months. Additionally, Dr. Zimmerman would be entitled to continue to receive any health care or insurance benefits for a period of twenty-four months. The employment agreement prohibits Dr. Zimmerman from disclosing any confidential information of the Company during his employment term or any time thereafter. Additionally, the employment agreement provides that for a period of one year following his termination date, Dr. Zimmerman may not solicit or attempt to entice away from the Company (including its affiliates or subsidiaries), or interfere with the relationship of the Company with, any employee, customer or clients of the Company.

       On January 1, 1999, the Company entered into an employment agreement with Andrea Farace, former Chairman of the Board and Chief Executive Officer of the Company. The agreement provided for an initial employment term commencing on January 1, 1999 and continuing until December 31, 2000, which term was automatically extended an additional day on each day of the initial term and on each day thereafter until either Mr. Farace or the Company provided notice of termination. The employment agreement provided that Mr. Farace would receive an annual salary of $600,000 per annum with increases, if any, as may be approved by the Board. Mr. Farace was also eligible, but not entitled, to receive any annual bonuses, which would be determined by the Board. Also, Mr. Farace participated in certain employee benefit plans and received certain other perquisites. Pursuant to this agreement, Mr. Farace received a severance payment of $250,000 in connection with the termination of his employment with the Company on March 16, 1999. In addition to the severance payment as described above, the Company agreed to pay Mr. Farace the amount of his then current base salary for a period of twenty-four months. Additionally, Mr. Farace will receive health care or insurance benefits for a period of twenty-four months from the date of his termination. The employment agreement prohibits Mr. Farace from disclosing any confidential information of the Company during his employment term or any time thereafter. Additionally, the employment agreement provides that for a period of one year following his termination date, Mr. Farace may not solicit or attempt to entice away from the Company (including its affiliates or subsidiaries), or interfere with the relationship of the Company with, any employees, customers or clients of the Company.

1993 Stock Option Plan

       During 1999, 1998 and 1997, the Stock Option Committee granted 1,067,950 options, 132,750 options and 625,833 options, respectively, to purchase Common Stock to officers or key employees of the Company. The 1999 options were granted at exercise prices ranging from $5.4375 to $9.00 per share, the 1998 options were granted at exercise prices ranging from $11.438 to $13.25 per share and the 1997 options were granted at exercise prices ranging from $9.688 to $14.00 per share. All such exercise prices represented the closing price of the Common Stock on the date of grant. During 1999, 750,450 options were granted with a three-year vesting period and a ten-year term. All other options outstanding at the end of 1999 were granted with a five-year vesting period and a ten-year term.

       The following table provides information on option grants in 1999 to the Named Executive Officers.

             Foamex International Option Grants in Last Fiscal Year

                               Number of       % of Total
                               Securities     Options/SARs   Exercise
                               Underlying      Granted to    or Base
                              Options/SARs    Employees in    Price        Expiration       Grant Date
                             Granted (#)(1)   Fiscal Year     ($/Sh)          Date       Present Value (2)
                            ----------------  ----------     ----------   ------------   -----------------
John G. Johnson, Jr.              375,225        35.1%         $6.5000     03/22/09          $915,549
John G. Johnson, Jr.              375,225        35.1           5.4375     04/20/09           765,459
John Televantos                   100,000         9.4           6.5625     05/21/09           248,000
Barry Zimmerman                    15,000         1.4           6.2188     05/27/09            35,400
Pratt W. Wallace, Jr.              10,000         0.9           6.2188     05/27/09            23,600

(1) Messrs. Cogan and Farace are not included in this table since no options were granted to such individuals during 1999.

(2) Based on the Black-Scholes option price model. Assumptions included an expected life of three years, expected volatility of 48.0%, expected dividend yield of 0% and a risk-free interest rate of 5.21%.

Aggregate Option Values

        The following table sets forth, as of December 31, 1999, the number of options for the Company's Common Stock and the value of the unexercised options held by the Named Executive Officers. None of the Named Executive Officers exercised stock options in 1999.

                   Aggregate Fiscal Year End Option/SAR Values

                            Number of Securities Underlying Unexercised       Value of Unexercised In-the-Money
Name                               Options/SARs at Fiscal Year End              Options/SARs at Fiscal Year End(1)
----------------            -------------------------------------------     ---------------------------------------
                                 Exercisable            Unexercisable          Exercisable          Unexercisable
                                 -----------            -------------          -----------          -------------
John G. Johnson, Jr.                      -                 750,450             $       -            $1,758,867
Andrea Farace                       156,296                 210,000                23,426                     -
Marshall S. Cogan                   377,500                 122,500               444,428                28,750
Barry Zimmerman                      18,169                  17,400                25,255                31,406
John Televantos                           -                 100,000                     -               175,000
Pratt W. Wallace, Jr.                 4,000                  16,000                     -                20,937

(1) As of December 31, 1999, the market value of the Company's common stock was $8.3125 per share. On April 28, 2000, the market value of the Company's common stock was $5.3125 per share.

Pension Plan

       Effective December 31, 1999, the Foamex L.P. Salaried Pension Plan merged with the Foamex L.P. Hourly Pension Plan. The surviving plan is called the Foamex L.P. Pension Plan (the "Retirement Plan"). The Retirement Plan is a defined benefit pension plan that is qualified under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), and in which executive officers are eligible to participate.

       The following table illustrates estimated annual pensions under the Retirement Plan for various compensation levels and periods of credited service, assuming present compensation rates at all points in the past and until Normal Retirement Date (as defined in the Retirement Plan) and a constant Social Security Wage Base ($76,200 in 2000). The pension amount is expressed as a life annuity with certain benefits continuing to the spouse.

                               Pension Plan Table

                                                              Years of Credited Service
                                                              -------------------------
                                          15              20               25               30               35
                                       -------         -------          -------          -------          -------
Current Compensation:
$125,000                               $27,098         $36,130          $45,163          $54,195          $63,228
$170,000 and above                     $38,910         $51,880          $64,850          $77,820          $90,790

       The Retirement Plan is a career pay plan. The Retirement Plan formula is 1.25% of annual compensation up to the Social Security Wage Base and 1.75% of annual compensation in excess of the Social Security Wage Base, subject to a 2000 annual compensation limit of $170,000 (as adjusted to reflect cost of living increases). Prior to September 1, 1994, the Retirement Plan was a final average pay plan, with retirement benefits based upon earnings for the five consecutive years within the last ten years, which yielded the highest average yearly salary ("Final Average Compensation"). Annual benefit calculations under the Retirement Plan for service prior to June 1, 1994, will be the years of credited service multiplied by the sum of 2.0% of Final Average Compensation and 0.4% of Final Average Compensation in excess of the average of the Social Security Wage Bases over the 35 year period ending with the year an employee reaches age 65 (such 35 year average referred to herein as the "Covered Compensation"). For service subsequent to May 31, 1994, but before September 1, 1994, annual benefit calculations will be the years of credited service multiplied by the sum of 1.1% of Final Average Compensation and 0.4% of Final Average Compensation in excess of Covered Compensation. The actuarially determined cost of providing benefits under the Retirement Plan is provided by the Company. The participants are neither required nor permitted to make contributions.

       The compensation used as a basis for computing pension is primarily based on salaries set forth in the Summary Compensation Table and excludes bonuses. In 1999 and 1998, the compensation used as a basis for computing the pension of each of the executive officers named in the Summary Compensation Table and were employees at April 28, 2000 was as follows: Mr. Cogan, $160,000 and $160,000, respectively; Mr. Johnson, $160,000 and $0, respectively; Mr. Televantos,
$160,000  and  $0,  respectively;   and  Mr.  Wallace,  $160,000  and  $160,000,
respectively.

       The estimated annual benefits under the Retirement Plan payable on retirement at normal retirement age, or immediately if the individual has reached normal retirement age, for each of the employees named in the Summary Compensation Table and employees at April 28, 2000 are as follows: Mr. Cogan, $23,559; Mr. Johnson, $18,001; Mr. Televantos $47,642; and Mr. Wallace, $68,733.
These amounts assume the employees continue their employment with the Company at present salary levels until normal retirement age. As of December 31, 1999, the employees named in the Summary Compensation Table and employees at April 28, 2000 had been credited with years of service under the Retirement Plan as follows: Mr. Cogan, 6.83 years; and Mr. Wallace, 1.5 years. Mr. Johnson and Mr. Televantos did not have any credited years of service as of December 31, 1999 because there is a one-year period from the date of hire before an employee becomes eligible to participate retroactive to the date of hire.

IRS Limitations

       Under the Internal Revenue Code, a participant's compensation in excess of $160,000 (as adjusted to reflect cost of living increases) is disregarded for purposes of determining pension benefits. Benefits accrued for plan years prior to 1994 on the basis of certain compensation in excess of the annual compensation limit are preserved. In addition, as required by law, the maximum annual pension payable to a participant under a qualified pension plan in 1999 was $130,000, in the form of a qualified joint and survivor annuity, although certain benefits are not subject to such limitation. Such limits have been included in the calculation of estimated annual benefit amounts listed above for each of the Named Executive Officers. The Company does not have a non-qualified defined benefit plan to provide payments in excess of limits imposed by the Internal Revenue Service.

Compensation of Directors

       In 1993, the Company instituted the Foamex International Inc. Non-Employee Director Compensation Plan (the "Non-Employee Plan"), to provide compensation to its non-employee directors (the "Outside Directors"). Pursuant to the Non-Employee Plan, each Outside Director receives an annual retainer of $50,000, payable in cash or Common Stock, and a $1,000 fee for each meeting of the Board of Directors attended by such Outside Director. In addition, for serving on a committee of the Board of Directors, each Outside Director receives a $1,000 fee for each meeting of such committee attended by such Outside Director and Outside Directors who serve as Chairman of a Committee receive an additional fee of $1,000 per meeting attended. Currently, there are five Outside Directors of the Company and three employee directors; although Mr. Tunney is the Chairman of Foamex Asia, he is considered an Outside Director because he is not an employee of the Company. All directors are entitled to reimbursement for their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof. Directors who are also employees of the Company or its subsidiaries receive no cash compensation for serving as Directors or as members of Board committees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Ownership of Common Stock of Certain Beneficial Owners and Management

       The following table sets forth certain information, as of April 1, 2000, regarding the beneficial ownership of Common Stock by (i) each stockholder who is known by the Company to own more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each executive officer named in the Summary Compensation Table and (iv) all directors and executive officers as a group. Except as otherwise indicated, each stockholder has (i) sole voting and investment power with respect to such stockholder's shares of stock, except to the extent that authority is shared by spouses under applicable law and (ii) record and beneficial ownership with respect to such stockholder's shares of stock.

Name and Address of Beneficial Owners                          Beneficial Ownership (1) (2)
-------------------------------------                  ----------------------------------------------
                                                        Number of Shares       % of Class Outstanding
                                                        ----------------       ----------------------
Trace International Holdings, Inc. (3)                     7,197,426                   28.7
c/o Mr. John Pereira
150 E. 58th Street, 24th Floor
New York, NY 10022

Trace Foam Sub, Inc. (3)                                   7,000,247                   27.9
c/o Mr. John Pereira
150 E. 58th Street, 24th Floor
New York, NY 10022

Lion Advisors, L.P. (4)                                    2,285,072                    9.1
1301 Avenue of the Americas
New York, New York 10019

Apollo Advisors, L.P. (4)                                  2,285,072                    9.1
2 Manhattanville Road
Purchase, New York 10577


Rus, Inc. (5)                                              2,684,903                   10.7
Avenue des Pleiades 15
B -1200
Brussels, Belgium

Genfina S.A. (6)                                           1,592,671                    6.4
Rue Royale 30
1000
Brussels, Belgium

Stephens Inc. (7)                                          1,575,110                    6.3
111 Center Street
Little Rock, Arkansas 72201

Marshall S. Cogan (3) (8)                                    777,500                    3.1

Etienne Davignon                                              20,836                    *

John H. Gutfreund                                                 --                    *

Robert J. Hay                                                  4,944                    *

Stuart J. Hershon (9)                                         13,646                    *

John G. Johnson, Jr. (8)                                     277,055                    1.1

John V. Tunney (10)                                            9,000                    *

John Televantos (8)                                           24,300                    *

Andrea Farace (8)                                            176,266                    *

Pratt W. Wallace, Jr. (8)                                     11,000                    *

Barry Zimmerman (8)                                           30,769                    *

All executive officers and directors as a group            1,164,648                    4.5
(16 persons) (3)(8)(9)(10)

------------------

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

(2) The above table includes shares of the Company's Common Stock held by officers and directors under the Company's 401(k) plan.

(3) Trace Foam Sub is wholly owned by Trace. The number of shares beneficially owned by Trace includes the shares beneficially owned by Trace Foam Sub. Additionally, 50,000 shares of the Common Stock reported herein are held in trust for the exclusive benefit of participants under the Trace International Holdings, Inc. Retirement Plan for Salaried Employees (the "Trace Retirement Plan"). Marshall S. Cogan, Chairman of the Board and President of Trace Foam Sub, is the Chairman of the Board, Chief Executive Officer and majority stockholder of Trace. On June 21,
       1999, Trace and Trace Foam Sub filed petitions for relief under the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York, and a trustee has been appointed to oversee the liquidation of Trace's assets. Mr. Cogan disclaims beneficial ownership of the Common Stock under the Trace Retirement Plan. The address listed is that of the trustee that was appointed to oversee the liquidation of Trace's assets.



(4) Lion Advisors, L.P. ("Lion"), pursuant to an investment advisory contract with its client, Marely I s.a. ("Marely"), possesses the sole power to vote and dispose of 1,017,536 of the indicated shares, which shares are held for the account of Marely. Apollo Advisors, L.P., which is an affiliate of Lion, possesses the sole power to vote and dispose of 1,267,536 of the indicated shares in its capacity as managing general partner of AIF II, L.P., for whose account the shares are held.

(5) Rus, Inc. is a subsidiary of Recticel, s.a., a European polyurethane foam manufacturer, whose subsidiary was a former partner of Foamex L.P.

(6) Genfina S.A. is a subsidiary of Societe Generale de Belgique, a Belgian bank and holding company.

(7) Stephens Inc. is a registered broker-dealer, and the number of indicated shares represents 1,199,700 shares of Common Stock owned by Stephens Inc. for its own account and 375,410 shares of Common Stock held in discretionary or advisory accounts for clients. Stephens Inc. has shared power of disposition, but no voting power and no economic interest, with respect to shares of Common Stock held in client advisory accounts. Stephen Group, Inc. is a parent of Stephens Inc. and has shared power of voting and of disposition with respect to shares of Common Stock owned by Stephens Inc. for its own account. In addition to the number of shares of Common Stock reported in the table, principals of Stephens Inc. and Stephens Group, Inc. own 172,700 shares of Common Stock, over which Stephens Inc. and Stephens Group, Inc. have no voting power or dispositive power. All information relating to the beneficial ownership of Common Stock by Stephens Inc. was taken from a Schedule 13G filed with the Securities Exchange Commission on February 11, 2000.

(8) Includes shares of Common Stock issuable upon exercise of options granted under the Company's 1993 Stock Option Plan, which have vested or will vest within sixty days. In the above table, (i) 377,500 of such shares have been included for Mr. Cogan, (ii) 250,150 of such shares have been included for Mr. Johnson, (iii) 176,266 of such shares have been included for Mr. Farace, (iv) 20,000 shares of such shares have been included for Mr. Televantos, (v) 21,769 of such shares have been included for Dr. Zimmerman, (vi) 6,000 of such shares have been included for Mr. Wallace and (vii) 669,059 of such shares have been included for all executive officers and directors as a group.

(9) Includes 12,571 shares of Common Stock held in the name of Dr. Hershon's wife and 1,075 shares of Common Stock held in a trust of which Dr. Hershon is the sole trustee.

(10) Includes 9,000 shares of Common Stock held in a trust of which Mr. Tunney serves as a co-trustee.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The following is a summary of material transactions between the Company and its affiliates entered into or continuing during 1999. Payments to affiliates by Foamex L.P. and its subsidiaries in connection with any such transactions are governed by the provisions of the indentures for its public debt securities, which generally provide that such transactions be on terms comparable to those generally available in equivalent transactions with third parties.

Trace Accounts Receivables

       As of December 31, 1999, operating accounts receivables from Trace were approximately $3.4 million against which an allowance has been taken by the Company as a result of the financial condition of Trace. Claims have been filed in the Trace bankruptcy proceedings for such amount.

Airplane Sale

       On March 31, 1999, the Company sold its corporate airplane to an unaffiliated third party for $16.3 million in gross proceeds of which $8.9 million was used to repay debt associated with the airplane. As specified by the terms of the Aircraft Sales, Lease and Operating Agreement, dated August 1995, pursuant to which the Company purchased the airplane from Trace, Trace agreed to reimburse the Company to the extent the net proceeds from the sale of the airplane were less than a specified amount, and the Company was obligated to share the net proceeds in excess of such specified amount with Trace. Pursuant to the terms of such agreement, the Company was obligated to pay Trace $0.6 million or approximately 50% of the "Excess Proceeds", as defined, which was offset against Trace's two promissory notes payable to Foamex L.P., at Trace's request. See "Trace Promissory Notes" below.

  Employment Arrangements

       During 1999, certain employees of the Company were also employees of Trace and/or affiliates of Trace. The Company paid the salaries or a portion of the salaries of such employees of Trace based on the amount of time devoted to the Company's matters by such employees, which payments in 1999 aggregated approximately $1.8 million. Certain of these employees entered into employment agreements with the Company in January 1999, which agreements provided for aggregate annual compensation of approximately $1.1 million. As of December 31, 1999, all such dual employment arrangements have been terminated.

Tunney Consulting Agreement

       John V. Tunney, a director of the Company, acts as a business advisor to the Company. Pursuant to this arrangement, Mr. Tunney provides consulting services to the Company with respect to various personnel and compensation issues. In exchange for his services, Mr. Tunney receives a fee of $10,000 per month. The Company maintains an apartment that is used by Mr. Tunney while on Company business. The apartment lease was assumed by the Company from Trace during 1999 and expires in August 2000. Rent paid by the Company totaled $0.1 million in 1999. During 1999, Mr. Tunney earned $0.1 million for his services in obtaining a Chief Executive Officer for the Company. In addition, Mr. Tunney serves as the Chairman and has a 5% interest in the value of Foamex Asia's interest in a joint venture.

Management Service Agreement

       Foamex L.P. had a management service agreement with Trace Foam pursuant to which Trace Foam provided general managerial services of a financial, technical, legal, commercial, administrative and/or advisory nature to Foamex L.P. The management services agreement provided for an annual fee of $3.0 million, plus reimbursement of expenses incurred. An amendment to the Foamex L.P. Credit Facility on June 30, 1999 no longer permitted Foamex L.P. to pay the management fee. On July 29, 1999, Foamex L.P. submitted formal notice of the termination of the management agreement.

Foamex/GFI Note

       Foamex L.P. owed a $34.0 million promissory note payable to Foam Funding LLC, which was due and paid in March 2000. Interest was based on a variable rate equal to the higher of (i) the base rate of The Bank of Nova Scotia or (ii) the Federal Funds rate plus 0.5%. At the option of Foamex L.P., the note was convertible to a LIBOR-based interest rate plus 0.75%. The principal and current interest payable under the Foamex/GFI Note were collateralized by a $34.5 million letter of credit issued under the Foamex L.P. Credit Facility. During 1999, the Foamex L.P. paid Foam Funding LLC approximately $2.1 million of interest pursuant to the terms of the Foamex/GFI Note.

Note Payable to Foam Funding LLC

       Foamex Carpet entered into a $70.2 million promissory note payable to Foam Funding LLC. Principal is payable in quarterly installments that began in June 1998 with a final installment in February 2004. Interest is based on a variable rate equal to the sum of 2.25% plus the higher of: (i) the base rate of The Bank of Nova Scotia or (ii) the Federal Funds rate plus 0.5%. At the option of Foamex Carpet, interest payable under the note is convertible into LIBOR-based loans plus 3.25%. Amounts outstanding under the Note Payable to Foam Funding LLC are collateralized by all of the assets of Foamex Carpet on a pari passu basis with the Foamex Carpet Credit Facility. During 1999, Foamex Carpet paid Foam Funding LLC approximately $5.3 million in interest and approximately $9.7 million in principal pursuant to the terms of the Note Payable to Foam Funding LLC.

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

Indemnification Regarding Environmental Matters

       Pursuant to an Asset Transfer Agreement (the "RFC Asset Transfer Agreement"), dated October 2, 1990, as amended, between Foamex L.P. and Recticel Foam Corporation ("RFC"), Foamex L.P. is indemnified by RFC for any liabilities incurred by Foamex L.P. arising out of or resulting from, among other things, the ownership or use of any of the assets transferred pursuant to the RFC Asset Transfer Agreement or the conduct of the transferred business on or prior to October 2, 1990, including, without limitation, any loss actually arising out of or resulting from any events, occurrences, acts or activities occurring before October 2, 1990 or occurring after October 2, 1990 to the extent resulting from conditions existing on or prior to October 2, 1990, relating to (i) injuries to or the contraction of any diseases by any person resulting from exposure to Hazardous Substances (as defined in the RFC Asset Transfer Agreement) without regard to when such injuries or diseases are first manifested, (ii) the generation, processing, handling, storage or disposition of or contamination by any waste or Hazardous Substance, whether on or off the premises from which the transferred business has been conducted, or (iii) any pollution or other damage or injury to the environment, whether on or off the premises from which the transferred business has been conducted. Foamex L.P. is also indemnified by RFC for any liabilities arising under Environmental Laws (as defined in the RFC Asset Transfer Agreement) relating to current or former RFC assets and for any liability for property damage or bodily harm relating to products of the transferred business shipped on or prior to October 2, 1990. Such indemnification is limited after December 1993 unless such liability is covered by insurance. Foamex L.P. agreed to assume certain known environmental liabilities relating to the assets transferred by RFC to Foamex L.P., with an estimated remediation cost of less than $0.5 million, in exchange for a cash payment by RFC to Foamex L.P. approximately equal to the remediation cost for such environmental liabilities. During the first quarter of 2000, RFC paid the Company approximately $0.3 million, which was owed to the Company on December 31, 1999.

       Pursuant to the Asset Transfer Agreement, dated as of October 2, 1990, as amended, between Trace and Foamex L.P. (the "Trace Asset Transfer Agreement"), Foamex L.P. is indemnified by Trace for any liabilities incurred by Foamex L.P. arising out of or resulting from, among other things, the ownership or use of any of certain assets that were transferred pursuant to the Trace Asset Transfer Agreement or the conduct of the transferred business on or prior to October 2, 1990, including, without limitation, any loss actually arising out of or resulting from any events, occurrences, acts or activities occurring after October 2, 1990, to the extent resulting from conditions existing on or prior to October 2, 1990, relating to (i) injuries to or the contraction of any diseases by any person resulting from exposure to Hazardous Substances (as defined in the Trace Asset Transfer Agreement) without regard to when such injuries or diseases are first manifested, (ii) the generation, processing, handling, storage or disposition of or contamination by any waste or Hazardous Substance, whether on or off the premises from which the transferred business has been conducted or
(iii) any pollution or other damage or injury to the environment, whether on or off the premises from which the transferred business has been conducted. Foamex L.P. is also indemnified by Trace for any liabilities arising under Environmental Laws (as defined in the Trace Asset Transfer Agreement) relating to current or former Trace assets and for any liability relating to products of the transferred business shipped on or prior to October 2, 1990. As of December 31, 1999, Trace owned Foamex L.P. approximately $0.3 million pursuant to the Trace Asset Transfer Agreement, which has not been paid. A claim has been filed for such amount in the Trace bankruptcy proceedings.

Certain Transactions Relating to the Acquisition of General Felt

       In connection with Foamex L.P.'s acquisition of General Felt in March 1993, Trace and General Felt entered into the GFI Reimbursement Agreement, as defined therein, pursuant to which Trace has agreed to reimburse General Felt on a pro rata basis reflecting the period of time each has occupied the facility for costs relating to the cleanup plan for a facility in Trenton, New Jersey formerly owned by General Felt. In connection with the GFI Transaction, the GFI Reimbursement Agreement was assigned by General Felt to Foamex Carpet. A claim has been filed in the Trace bankruptcy proceeding for approximately $0.6 million.

Trace Promissory Notes

       Prior to 1999, Trace had borrowed $9.8 million from Foamex L.P. pursuant to the terms of two promissory notes (the "Trace Notes"). The Trace Notes are due and payable on demand or, if no demand is made, on July 7, 2001, and bear interest at 2 3/8% plus three-month LIBOR, as defined, per annum payable quarterly in arrears. Trace is in default on the Trace Notes and a claim has been filed for the full amount in the Trace bankruptcy proceedings.

New York Office Sublease

       Prior to September 30, 1999, Foamex L.P. subleased to Trace approximately 5,900 square feet of general, executive and administrative office space in New York, New York. The terms of the lease were substantially the same terms as Foamex L.P. leased such space from a third party lessor. The Company has closed the New York office and Foamex L.P. subleased the premises to a third party at an amount in excess of Foamex L.P.'s lease commitment. A claim has been filed for approximately $2.4 million of unpaid rent in the Trace bankruptcy proceedings.

Pico Rivera Lease

       In connection with the GFI Transaction, Foam Funding LLC and Foamex Carpet entered into a lease, dated as of February 27, 1998, pursuant to which Foam Funding LLC leases to Foamex Carpet the premises located in Pico Rivera, California for an initial term ending on December 31, 2004, which term may be extended for consecutive one-year periods commencing on January 1, 2005 and expiring on December 31, 2007. The lease is a net lease and Foamex Carpet has no right to terminate for any reason during the term and all expenses and impositions in connection with the premises are the obligation of Foamex Carpet. The basic, or fixed, rent is approximately $0.4 million per year. If Foam Funding LLC desires to sell or convey all or any part of the leased premises, and Foam Funding LLC obtains a bona fide arms' length written purchase offer from a third party (the "Offer"), Foamex Carpet may elect to purchase the portion of the leased premises which is the subject of the Offer on the precise terms and conditions of the Offer. Foamex Carpet also has the right (the "Option") at any time during the term to purchase all of the leased premises from Foam Funding LLC for a purchase price which is determined to be fair market value on the date of the exercise of the Option as determined by an appraisal made by two independent qualified appraisers, one selected by Foam Funding LLC and one selected by Foamex Carpet.

Investments - Retirement Plan

       Prior to 1999, the Company's Retirement Plan had invested approximately $5.0 million in shares of Trace Global Opportunities Fund, which primarily invested in companies organized or operating outside the G-7 markets and was a related party to Trace. In 1999, Trace divested its interest in the Trace Global Opportunities Fund. The fund changed its name to the GLS Global Opportunities Fund, which is not a related party to the Company. Prior to 1999, 250,000 shares of UAG, which is a related party to Trace, were purchased by the Company's Retirement Plan for approximately $4.8 million. The value of the UAG shares was $2.2 million at December 31, 1999.

Investments

       Prior to 1999, the Company purchased a $2.0 million investment in Trace Global Opportunities Fund. In 1999, the investment was sold for $0.9 million.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 28th day of April 2000.

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

Signature                       Title                           Date


/s/ Marshall S. Cogan           Chairman of the Board           April 28, 2000
-------------------------
     Marshall S. Cogan


/s/ Robert J. Hay               Chairman Emeritus               April 28, 2000
----------------------------    and Director
     Robert J. Hay


/s/ John G. Johnson, Jr.        President, Chief Executive      April 28, 2000
-------------------------        Officer and Director
    John G. Johnson, Jr.


/s/ Etienne Davignon            Director                        April 28, 2000
--------------------------
    Etienne Davignon


/s/ John H. Gutfreund           Director                        April 28, 2000
--------------------------
    John H. Gutfreund


/s/ Stuart J. Hershon           Director                        April 28, 2000
---------------------------
    Stuart J. Hershon


/s/ John Televantos             Chief Operating Officer,        April 28, 2000
---------------------------     President, Foam Business
John Televantos                 Group and Director


/s/ John V. Tunney              Director                        April 28, 2000
---------------------------
    John V. Tunney