Form 10-Q
period 2000-03-31
FOAMEX INTERNATIONAL INC
filed 2000-05-16
CIK 912908

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2000

                         Commission file number 0-22624



                            FOAMEX INTERNATIONAL INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)




         Delaware                                              05-0473908
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)


1000 Columbia Avenue
Linwood, PA                                                      19061
--------------------------------------------------------------------------------
(Address of principal                                          (Zip Code)
executive offices)


Registrant's telephone number, including area code:  (610) 859-3000
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO
   -----

The number of shares of the registrant's common stock outstanding as of May 10, 2000 was 25,059,994.

                            FOAMEX INTERNATIONAL INC.

                                      INDEX
                                                                                                               Page

Part I.  Financial Information

         Item 1.  Financial Statements.
              Condensed Consolidated Statements of Operations (unaudited) - Quarters Ended
                March 31, 2000 and March 31, 1999                                                                3

              Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2000
                and December 31, 1999                                                                            4

              Condensed Consolidated Statements of Cash Flows (unaudited) - Quarters Ended
                March 31, 2000 and March 31, 1999                                                                5

              Notes to Condensed Consolidated Financial Statements (unaudited)                                   6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.                                                                                16

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                   20

Part II. Other Information

         Item 1.  Legal Proceedings.                                                                            21

         Item 5.  Other Information.                                                                            21

         Item 6.  Exhibits and Reports on Form 8-K.                                                             21

Signatures                                                                                                      22

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                             Quarters Ended
                                                       March 31,           March 31,
                                                        2000                 1999
                                                      ---------           ---------
                                                    (thousands, except per share amounts)
NET SALES                                             $ 325,862           $ 322,863

COST OF GOODS SOLD                                      282,526             279,266
                                                      ---------           ---------

GROSS PROFIT                                             43,336              43,597

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                               18,822              18,828

RESTRUCTURING AND OTHER CHARGES                           3,222               3,457
                                                      ---------           ---------

INCOME FROM OPERATIONS                                   21,292              21,312

INTEREST AND DEBT ISSUANCE EXPENSE                       18,629              17,696

INCOME FROM EQUITY INTEREST IN JOINT VENTURE                292                  --

OTHER INCOME (EXPENSE), NET                                (931)              3,351
                                                      ---------           ---------

INCOME BEFORE PROVISION FOR INCOME TAXES                  2,024               6,967

PROVISION FOR INCOME TAXES                                  241                 954
                                                      ---------           ---------

NET INCOME                                            $   1,783           $   6,013
                                                      =========           =========

EARNINGS PER SHARE
   BASIC                                              $    0.07           $    0.24
                                                      =========           =========
   DILUTED                                            $    0.07           $    0.24
                                                      =========           =========

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC                25,058              25,053
                                                      =========           =========

WEIGHTED AVERAGE NUMBER OF SHARES AND
   EQUIVALENTS - DILUTED                                 25,456              25,263
                                                      =========           =========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS                                                                 March 31, 2000    December 31, 1999
                                                                         ---------           ---------
CURRENT ASSETS                                                             (thousands, except share data)
   Cash and cash equivalents                                             $   5,048           $   6,577
   Accounts receivable, net of allowances
     of $9,088 in 2000 and $9,549 in 1999                                  192,506             166,571
   Inventories                                                              95,074              97,882
   Other current assets                                                     19,796              23,662
                                                                         ---------           ---------
       Total current assets                                                312,424             294,692
                                                                         ---------           ---------

Property, plant and equipment                                              387,770             384,978
Less accumulated depreciation                                             (168,554)           (163,145)
                                                                         ---------           ---------
   NET PROPERTY, PLANT AND EQUIPMENT                                       219,216             221,833

COST IN EXCESS OF ASSETS ACQUIRED, net of accumulated
   amortization of $24,720 in 2000 and $23,252 in 1999                     213,754             215,258

DEBT ISSUANCE COSTS, net of accumulated
   amortization of $7,726 in 2000 and $6,791 in 1999                        18,031              18,966

OTHER ASSETS                                                                31,349              30,564
                                                                         ---------           ---------

TOTAL ASSETS                                                             $ 794,774           $ 781,313
                                                                         =========           =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Short-term borrowings                                                 $   2,226           $   1,627
   Current portion of long-term debt                                         7,747               7,866
   Current portion of long-term debt - related party                        10,530              10,530
   Accounts payable                                                        108,175              86,576
   Accrued employee compensation and benefits                               17,833              17,878
   Accrued interest                                                          7,831               9,741
   Accrued customers rebates                                                15,894              22,823
   Other accrued liabilities                                                29,146              32,005
                                                                         ---------           ---------
       Total current liabilities                                           199,382             189,046

LONG-TERM DEBT                                                             681,539             646,544
LONG-TERM DEBT - RELATED PARTY                                              42,120              78,753
OTHER LIABILITIES                                                           36,001              33,351
                                                                         ---------           ---------
       Total liabilities                                                   959,042             947,694
                                                                         ---------           ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred Stock, par value $1.00 per share:
     Authorized 5,000,000 shares - none issued                                  --                  --
   Common Stock, par value $.01 per share:
     Authorized 50,000,000 shares
     Issued 27,048,994 and 27,045,480 shares, respectively;
     Outstanding 25,059,994 and 25,056,480 shares, respectively                270                 270
   Additional paid-in capital                                               87,499              87,475
   Accumulated deficit                                                    (216,162)           (217,945)
   Accumulated other comprehensive income (loss)                            (7,452)             (7,758)
   Other                                                                   (28,423)            (28,423)
                                                                         ---------           ---------
       Total stockholders' deficit                                        (164,268)           (166,381)
                                                                         ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $ 794,774           $ 781,313
                                                                         =========           =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                              Quarters Ended
                                                                        March 31,           March 31,
                                                                          2000                 1999
                                                                       ---------           ---------
                                                                               (thousands)
OPERATING ACTIVITIES
   Net income                                                          $  1,783           $  6,013
   Adjustments to reconcile net income to net cash provided
     by (used for) operating activities:
     Depreciation and amortization                                        8,716              8,632
     Amortization of debt issuance costs, debt discount,
       debt premium and deferred swap adjustment and gain                   318                (60)
     Loss (gain) on sale of assets                                          106             (4,217)
     Other operating activities                                             943                128
     Changes in operating assets and liabilities, net                    (6,009)           (14,007)
                                                                       --------           --------

         Net cash provided by (used for) operating activities             5,857             (3,511)
                                                                       --------           --------

INVESTING ACTIVITIES
   Capital expenditures                                                  (5,140)            (6,026)
   Proceeds from sale of assets                                              --             16,313
   Other investing activities                                                --                924
                                                                       --------           --------

         Net cash provided by (used for) investing activities            (5,140)            11,211
                                                                       --------           --------

FINANCING ACTIVITIES
   Net proceeds from short-term borrowings                                  599                536
   Net proceeds from revolving loans                                     36,708                461
   Repayment of long-term debt                                           (1,450)           (10,222)
   Repayment of long-term debt - related party                          (36,633)            (1,755)
   Increase (decrease) in cash overdrafts                                (1,494)               963
   Debt issuance cost                                                        --             (3,742)
   Other financing activities                                                24                249
                                                                       --------           --------

         Net cash used for financing activities                          (2,246)           (13,510)
                                                                       --------           --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (1,529)            (5,810)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                 6,577             12,572
                                                                       --------           --------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                    $  5,048           $  6,762
                                                                       ========           ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.     ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation

       The condensed consolidated financial statements are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Foamex International Inc.'s (the "Company") financial position and results of operations. These interim financial statements should be read in conjunction with the financial statements and related notes included in the 1999 Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of trends or of results for a full year.

Change in Control

       Trace International Holdings, Inc. ("Trace") is a privately held company, which owned approximately 29% of the Company's outstanding voting common stock at May 10, 2000, and whose former Chairman also serves as the Company's Chairman. The Company's common stock owned by Trace is pledged as collateral against certain of Trace's obligations. Certain credit agreements and promissory notes of the Company's subsidiaries, pursuant to which approximately $466.5 million of debt was outstanding as of March 31, 2000, provide that a "change of control" would be an event of default and could result in the acceleration of such indebtedness. "Change of control" means, for this purpose, that (i) a person or related group, other than Trace, beneficially owns more than 25% of the Company's outstanding voting stock and (ii) such voting stock constitutes a greater percentage of such voting stock than the amount beneficially owned by Trace. Additionally, certain indentures of Foamex L.P. and Foamex Capital Corporation ("FCC") relating to senior subordinated notes of $248.0 million contain similar "change of control" provisions, which require the issuers to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if there is such a "change of control".

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

2.     BUYOUT PROPOSALS

       As previously reported in the Annual Report on Form 10-K for 1999, on February 9, 2000, the Company announced that it was in discussions with respect to a proposal involving the acquisition of all of the Company's outstanding common stock for cash. On April 5, 2000, the Company announced that discussions with the potential buyer were terminated with no agreement having been reached. The Company subsequently terminated the engagement of J.P. Morgan & Company, Inc. ("JP Morgan"), which acted as financial advisor in connection with such transaction and is discussing with JP Morgan the possibility of an additional engagement.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.     INCOME TAXES

       The effective tax rates in 2000 and 1999 reflected the partial reversal of the deferred income tax asset valuation allowance recognized in 1998. The valuation allowance was reduced to reflect the utilization of Federal loss carryforwards that reduced the current tax component of the Federal tax provision. Additionally, the valuation allowance was reduced to offset the net deferred Federal tax liability generated in 2000 and 1999.

4.     EARNINGS PER SHARE

       The following table shows the amounts used in computing earnings per share.

                                                                         Quarters Ended
                                                                    March 31,         March 31,
                                                                       2000            1999
                                                                     -------          -------
                                                               (thousands, except per share amounts)
Basic earnings per share
  Net income                                                         $ 1,783          $ 6,013
                                                                     =======          =======

  Average common stock outstanding                                    25,058           25,053
                                                                     =======          =======

  Basic earnings per share                                           $  0.07          $  0.24
                                                                     =======          =======

Diluted earnings per share
  Net income available for common stock
    and dilutive securities                                          $ 1,783          $ 6,013
                                                                     =======          =======

  Average common stock outstanding                                    25,058           25,053

  Common stock equivalents resulting from stock options (a)              398              210
                                                                     -------          -------

  Average common stock and dilutive equivalents                       25,456           25,263
                                                                     =======          =======

  Diluted earnings per share                                         $  0.07          $  0.24
                                                                     =======          =======

       (a) The number of stock options that were not included in the diluted earnings per share calculation because the exercise price was greater than the average market price totaled 676,100 in 2000 and 1,048,100 in 1999.

5.     COMPREHENSIVE INCOME

       The components of comprehensive income are listed below.

                                                             Quarters Ended
                                                        March 31,     March 31,
                                                           2000         1999
                                                              (thousands)
       Net income                                         $1,783        $6,013
       Foreign currency translation adjustments              306           412
                                                        --------      --------
       Total comprehensive income                         $2,089        $6,425
                                                        ========      ========

6.     RESTRUCTURING AND OTHER CHARGES

       During the first quarter of 2000, restructuring and other charges of approximately $3.2 million were recorded. The provision included $2.1 million in work force reduction costs for 30 employees, including certain executives and employees impacted by the closure of certain operations related to increase the VPF(SM) capacity in North Carolina. Additionally, facility closure costs totaled $0.3 million and related equipment writedowns were $0.4 million. The first quarter 2000 provision included $0.4 million related to changes in estimates to prior year plans.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.     RESTRUCTURING AND OTHER CHARGES (continued)

       The Company paid $1.4 million during the first quarter of 2000 for the various restructuring plans recorded as of December 31, 1999 and during the first quarter of 2000. As of March 31, 2000, the components of the net accrued restructuring and plant consolidation balance included, $9.8 million for plant closures and leases and $4.2 million for personnel reductions. Included in current assets was $1.5 million and in noncurrent assets was $3.8 million of estimated proceeds for facilities actively being marketed for sale.
Substantially all employees impacted by the first quarter 2000 work force reduction will be terminated by the end of the second quarter 2000. Approximately $5.0 million is expected to be spent during the remainder of 2000.

7.     INVENTORIES

       The components of inventory are listed below.

                                                                         March 31,           December 31,
                                                                             2000                   1999
                                                                       -----------------     -----------
                                                                                  (thousands)
       Raw materials and supplies                                         $60,597                 $67,520
       Work-in-process                                                     11,540                  11,574
       Finished goods                                                      22,937                  18,788
                                                                         --------                --------
         Total                                                            $95,074                 $97,882
                                                                          =======                 =======

8.     LONG-TERM DEBT

       The components of long-term debt are listed below.

                                                                         March 31,           December 31,
                                                                           2000                   1999
                                                                       -----------------     ------------
       Foamex L.P. Credit Facility                                                (thousands)
         Term Loan B (a) (e)                                             $  81,664              $  81,874
         Term Loan C (a) (e)                                                74,240                 74,431
         Term Loan D (a) (e)                                               107,525                107,800
         Revolving credit facility (a) (b) (c) (e)                         150,394                113,685
       Foamex Carpet Credit Facility (d)                                         -                      -
       9 7/8% Senior subordinated notes due 2007                           150,000                150,000
       13 1/2% Senior subordinated notes due 2005 (includes
         $9,652 and $10,100 of unamortized debt premium)                   107,652                108,100
       Industrial revenue bonds                                              7,000                  7,000
       Subordinated note payable (net of unamortized
         debt discount of $164 and $232                                      4,512                  4,444
       Other                                                                 6,299                  7,076
                                                                        ----------            -----------
                                                                           689,286                654,410

       Less current portion                                                  7,747                  7,866
                                                                       -----------            -----------

       Long-term debt-unrelated parties                                   $681,539               $646,544
                                                                          ========               ========

       The components of related party long-term debt are listed below.

       Foamex/GFI Note (c)                                           $           -              $  34,000
       Note payable to Foam Funding LLC                                     52,650                 55,283
                                                                        ----------             ----------
                                                                            52,650                 89,283

       Less current portion                                                 10,530                 10,530
                                                                        ----------             ----------

       Long-term debt - related party                                    $  42,120              $  78,753
                                                                         =========              =========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8. LONG-TERM DEBT (continued)

     (a) Effective January 1, 2000, the interest rate on outstanding borrowings under the Foamex L.P. credit facility will increase by 25 basis points each quarter that Foamex L.P.'s leverage ratio, as defined, exceeds
          5.00 to 1.00. Once the leverage ratio is reduced below this level, the cumulative amount of the 25 basis point adjustments to the interest rate on borrowings will be eliminated. At December 31, 1999, the calculated leverage ratio was 5.48 to 1.00. Consequently, the basis point adjustment was applicable for the calculation of interest in the first quarter of 2000. At March 31, 2000, the calculated leverage ratio was 5.51 to 1.00. Accordingly, an additional 25 basis point adjustment is applicable in the second quarter of 2000.

     (b) At March 31, 2000, the revolving credit facility commitment was $182.5 million, the weighted average interest rate was 9.95%, available borrowings totaled $19.6 million and letters of credit outstanding totaled $12.5 million. The commitment under the revolving credit facility is reduced $2.5 million each quarter during the remaining term of the agreement, which expires in June 2003.

     (c) During the first quarter of 2000, the Foamex/GFI Note was repaid with borrowings under the Foamex L.P. revolving credit facility. The $34.5 million letter of credit that was outstanding at year-end 1999 to collateralize principal and interest payable under the Foamex/GFI Note was also terminated.

     (d) At March 31, 2000, available borrowings totaled $14.8 million after a reduction of $0.2 million for a letter of credit.

     (e) As previously reported in the Annual Report on Form 10-K for 1999, excess cash flow generated annually, as defined, is required to prepay portions of Term B, C and D loans. The prepayment amount determined for 1999 was $13.3 million. Subsequent to March 31, 2000, the payment was made as scheduled and was financed through borrowings under the Foamex L.P. revolving credit facility.

Debt Covenants

       The indentures, credit facilities and other indebtedness agreements contain certain covenants that will limit, among other things to varying degrees, the ability of the Company's subsidiaries (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interest, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Also, the Company's subsidiaries are required under certain of these agreements to maintain specified financial ratios of which the most restrictive are the maintenance of net worth, interest coverage, fixed charge coverage and leverage ratios, as defined. Under the most restrictive of the distribution restrictions, the Company was available to be paid by its subsidiaries as of March 31, 2000, funds only to the extent to enable the Company to meet its tax payment liabilities.

       Foamex L.P. and Foamex Carpet Cushion, Inc. ("Foamex Carpet"), the principal subsidiaries of the Company, were in compliance with the various financial covenants of their loan agreements as of March 31, 2000.

9.     SEGMENT RESULTS

       Foam Products manufactures and markets foam used by the bedding industry, the furniture industry and the retail industry. Carpet Cushion Products manufactures and distributes prime, rebond, sponge rubber and felt carpet cushion. Automotive Products supplies foam primarily for automotive interior applications. Technical Products manufactures and markets reticulated foams and other custom polyester and polyether foams for industrial, specialty and consumer and safety applications. The "other" column in the table below represents certain foreign manufacturing operations in Mexico, corporate expenses not allocated to other business segments and restructuring and other charges.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.     SEGMENT RESULTS (continued)

       Segment results are presented below.

                                                   Carpet
                                         Foam      Cushion     Automotive     Technical
                                       Products    Products     Products     Products       Other       Total
                                                                   (thousands)
Quarter ended March 31, 2000
Net sales                            $130,094     $60,046      $97,311       $27,454     $10,957      $325,862
Income (loss) from operations          12,778      (1,919)       7,166         7,504      (4,237)       21,292
Depreciation and amortization           3,928       2,175        1,203           643         767         8,716

Quarter ended March 31, 1999
Net sales                            $140,869      $64,799       $88,771      $22,248      $ 6,176      $322,863
Income (loss) from operations          13,039        1,733         6,566        4,853       (4,879)       21,312
Depreciation and amortization           4,462        1,563         1,345          716          546         8,632

10.    RELATED PARTY TRANSACTIONS AND BALANCES

       The Company regularly enters into transactions with its affiliates in the ordinary course of business.

Foam Funding LLC Debt

       In the first quarter of 2000, subsidiaries of the Company paid $2.0 million of interest and $36.6 million of principal on notes payable to Foam Funding LLC. Included in the principal payments was the repayment of the Foamex/GFI Note discussed in Note 8.

       In the first quarter of 1999, subsidiaries of the Company paid $1.8 million of interest on notes payable to Foam Funding LLC.

11.    COMMITMENTS AND CONTINGENCIES

Litigation - Shareholders

       During 1999, the Company received several communications addressed to its Board of Directors from certain of the Company's stockholders regarding aspects of the relationship between Trace and the Company. Such stockholders questioned the propriety of certain relationships and related transactions between Trace and the Company, which previously had been disclosed in the Company's periodic filings. On June 14, 1999, the Company received a draft complaint from counsel of certain stockholders naming the Company and certain current and former directors, which included allegations similar to those in the Second Amended Complaint, as defined below. The Company was advised by such counsel that such stockholders intended to file an action soon thereafter. On August 13, 1999, two stockholders filed an action on behalf of an alleged class of the Company's shareholders, entitled Watchung Road Associates, L.P. et al v. Foamex International Inc., et al., Civil Action No. 17370 (the "Watchung Complaint"), in the Court of Chancery of the State of Delaware, New Castle County. The suit names the Company, Mr. Marshall S. Cogan, Mr. Etienne Davignon, Mr. John Gutfreund, Mr. Robert Hay, Dr. Stuart Hershon, Mr. John G. Johnson, Jr. and Mr. John Tunney as defendants. The Watchung Complaint alleges that the individual defendants breached their fiduciary duties by agreeing to the potential buyout of the Company by Sorgenti Chemical Industries, LLC and Liberty Partners Holdings 20, LLC ("Sorgenti Transaction").

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

11. COMMITMENTS AND CONTINGENCIES (continued)

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

       On April 26, 1999, a putative securities class action entitled Molitor v. Foamex International Inc., et al., 99 Civ. 3004, was filed in the United States District court for the Southern District of New York naming as defendants the Company, Trace and certain officers and directors of the Company on behalf of stockholders who bought shares of the Company's common stock during the period from May 7, 1998 through and including April 16, 1999. The lawsuit alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by misrepresenting and/or omitting material information about the Company's financial situation and operations, with the result of artificially inflating the price of the Company's stock. The lawsuit also alleges that Trace and Marshall S. Cogan violated Section 20(a) of the Securities Exchange Act of 1934 as controlling persons of the Company. The complaint seeks class certification, a declaration that defendants violated the federal securities laws, an award of money damages, and costs and attorneys', accountants' and experts' fees. On May 18, 1999, a similar action entitled Thomas W. Riley v. Foamex International Inc., et al., 99 Civ. 3653 was filed in the same court. The two actions have been consolidated, and the Consolidated Amended Class Action Complaint setting forth the allegations of the two earlier complaints, was filed on December 6, 1999. The defendants filed motions to dismiss the consolidated complaint on February 4, 2000. No discovery has taken place to date.

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

11. COMMITMENTS AND CONTINGENCIES (continued)

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

11. COMMITMENTS AND CONTINGENCIES (continued)

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

Litigation - Breast Implants

       As of May 12, 2000, the Company and Trace were two of multiple defendants in actions filed on behalf of approximately 3,871 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 39 residents of Australia, New Zealand, England, and Ireland. The Company believes that the number of suits and claimants may increase. During 1995, the Company and Trace were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final.

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11.    COMMITMENTS AND CONTINGENCIES (continued)

Environmental

       The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of March 31, 2000, the Company had accruals of approximately $4.5 million for environmental matters. During 1998, the Company established an allowance of $1.2 million relating to receivables from Trace for environmental indemnifications due to the financial difficulties of Trace.

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

11.    COMMITMENTS AND CONTINGENCIES (continued)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Change in Control

       Trace is a privately held company, which owned approximately 29% of the Company's outstanding voting common stock at May 10, 2000, and whose former Chairman also serves as the Company's Chairman. The Company's common stock owned by Trace is pledged as collateral against certain of Trace's obligations. Certain credit agreements and promissory notes of the Company's subsidiaries, pursuant to which approximately $466.5 million of debt was outstanding as of March 31, 2000, provide that a "change of control" would be an event of default and could result in the acceleration of such indebtedness. "Change of control" means, for this purpose, that (i) a person or related group, other than Trace, beneficially owns more than 25% of the Company's outstanding voting stock and
(ii) such voting stock constitutes a greater percentage of such voting stock than the amount beneficially owned by Trace. Additionally, certain indentures of Foamex L.P. and FCC relating to senior subordinated notes of $248.0 million contain similar "change of control" provisions, which require the issuers to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if there is such a "change of control".

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

Buyout Proposals

       As previously reported in the Annual Report on Form 10-K for 1999, on February 9, 2000, the Company announced that it was in discussions with respect to a proposal involving the acquisition of all of the Company's outstanding common stock for cash. On April 5, 2000, the Company announced that discussions with the potential buyer were terminated with no agreement having been reached. The Company subsequently terminated the engagement of J.P. Morgan, which acted as financial advisor in connection with such transaction and is discussing with JP Morgan the possibility of an additional engagement.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2000 COMPARED TO THE QUARTER ENDED MARCH 31, 1999

                                                    Carpet
                                         Foam      Cushion      Automotive   Technical
                                       Products    Products     Products      Products       Other        Total
                                                                   (thousands)
Quarter ended March 31, 2000
Net sales                              $130,094     $60,046      $97,311       $27,454     $10,957      $325,862
Income (loss) from operations            12,778      (1,919)       7,166         7,504      (4,237)       21,292
Depreciation and amortization             3,928       2,175        1,203           643         767         8,716
Income (loss) from operations
   as a percentage of net sales           9.8%       (3.2%)         7.4%         27.3%        n.m.*          6.5%


ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF THE  FINANCIAL  CONDITION AND
         RESULTS OF OPERATIONS.

                                                    Carpet
                                         Foam      Cushion      Automotive   Technical
                                       Products    Products     Products      Products       Other        Total
                                                                   (thousands)
Quarter ended March 31, 1999
Net sales                            $140,869      $64,799       $88,771      $22,248      $ 6,176      $322,863
Income (loss) from operations          13,039        1,733         6,566        4,853       (4,879)       21,312
Depreciation and amortization           4,462        1,563         1,345          716          546         8,632
Income (loss) from operations
   as a percentage of net sales         9.3%         2.7%           7.4%         21.8%         n.m.*         6.6%

* not meaningful

Income from Operations

       Net sales for the first quarter of 2000 increased approximately 1.0% to $325.9 million from $322.9 million in the first quarter of 1999. The increase primarily reflected higher sales in the Automotive Products and Technical Products segments and higher sales from certain of the Company's foreign operations reported in the "Other" segment. Sales declines were recorded in the Foam Products and Carpet Cushion Products segments.

       Income from operations was $21.3 million in both the first quarter of 2000 and the first quarter of 1999. Results included restructuring and other charges of $3.2 million in 2000 and $3.5 million in 1999. Restructuring and other charges for the first quarter of 2000 are discussed further under "Other" below. Excluding the restructuring and other charges for comparison purposes, income from operations was $24.5 million for the first quarter of 2000 and $24.8 million in the first quarter of 1999. On this basis, income from operations was 7.5% of net sales in 2000 compared to 7.7% of net sales in 1999. The favorable impact of cost savings initiatives implemented during 1999 was essentially offset by higher raw material costs, increases to the allowance for uncollectible accounts receivables and higher incentive compensation accruals. Higher raw material costs reduced gross profit margins compared to the first quarter of 1999 as the impact of higher oil costs began to filter through the domestic economy. In response to the impact of higher oil costs, selling price increases in certain product lines have been announced during the second quarter of 2000.

Foam Products

       Foam Products net sales for the first quarter of 2000 decreased 7.6% to $130.1 million from $140.9 million in the first quarter of 1999. Lower sales primarily reflected a volume decline in the consumer products market. The sales decline translated in to a 2.0% decline in income from operations, from $13.0 million in the first quarter of 1999 to $12.8 million in the first quarter of 2000. Income from operations was 9.8% of net sales in 2000, up from 9.3% in 1999. The improvement largely reflected operating efficiencies, partially offset by higher raw material costs.

Carpet Cushion Products

       Carpet Cushion Products net sales for the first quarter of 2000 decreased 7.3% to $60.0 million from $64.8 million in the first quarter of 1999. Competitive pressures continued in the first quarter of 2000, which resulted in lower selling prices and lower sales volumes. As a result, a loss from operations of $1.9 million was recorded in the first quarter of 2000 compared to income from operations of $1.7 million in the first quarter of 1999. Improved results in Carpet Cushion Products will depend on increased sales volume anticipated during the seasonally stronger second and third quarters combined with operating efficiencies.

Automotive Products

       Automotive Products net sales for the first quarter of 2000 increased 9.6% to $97.3 million from $88.8 million in the first quarter of 1999. The strong automotive market continues to fuel sales gains for lamination products. Income from operations increased 9.1% to $7.2 million in the first quarter of 2000 from $6.6 million in the first quarter of 1999. Income from operations represented 7.4% of net sales in 2000 and 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Technical Products

       Technical Products net sales for the first quarter of 2000 increased 23.4% to $27.5 million from $22.2 million in the first quarter of 1999. Income from operations increased 54.6% to $7.5 million in the first quarter of 2000 from $4.9 million in the first quarter of 1999. Income from operations represented 27.3% of net sales in 2000, up from 21.8% in 1999. The improvement was primarily driven by favorable market conditions that resulted in sales volume growth, a higher-margin product mix and improved operating efficiencies.

Other

       Other primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to business segments and restructuring and other charges. The increase in net sales associated with this segment primarily resulted from an increase in net sales from the Company's Mexico City operation. The loss from operations of $4.2 million in the first quarter of 2000 was primarily associated with the $3.2 million of restructuring and other charges discussed below. The loss from operations in the first quarter of 1999 included $3.5 million of restructuring and other charges.

       During the first quarter of 2000, restructuring and other charges of approximately $3.2 million were recorded. The provision included $2.1 million in work force reduction costs for 30 employees, including certain executives and employees impacted by the closure of certain operations related to increase the VPF(SM) capacity in North Carolina. Additionally, facility closure cost totaled $0.3 million and related equipment writedowns were $0.4 million. The first quarter 2000 provision included $0.4 million related to changes in estimates to prior year plans.

       The Company paid $1.4 million during the first quarter of 2000 for the various restructuring plans recorded as of December 31, 1999 and during the first quarter of 2000. As of March 31, 2000, the components of the net accrued restructuring and plant consolidation balance included, $9.8 million for plant closures and leases and $4.2 million for personnel reductions. Included in current assets was $1.5 million and in noncurrent assets was $3.8 million of estimated proceeds for facilities actively being marketed for sale.
Substantially all employees impacted by the first quarter 2000 work force reduction will be terminated by the end of the second quarter 2000. Approximately $5.0 million is expected to be spent during the remainder of 2000.

Interest and Debt Issuance Expense

       Interest and debt issuance expense totaled $18.6 million in the first quarter of 2000, which represented a 5.3% increase from the first quarter 1999 expense of $17.7 million. The benefit of lower average debt levels was offset by higher effective interest rates and increased amortization expense related to additional debt issuance costs that were incurred during the first half of 1999. Higher effective interest rates reflect market conditions as well as the impact of certain provisions of the Foamex L.P. credit facility that resulted in a 25 basis point increase for the first quarter of 2000, as discussed in Note 8 to the condensed consolidated financial statements.

Income from Equity Interest in Joint Venture

       Income from an equity interest in an Asian joint venture totaled $0.3 million for the first quarter of 2000.

Other Income (Expense), Net

       Other net expense recorded for the first quarter of 2000 totaled $0.9 million and primarily included costs incurred related to the buyout transaction, discussed in Note 2 to the condensed consolidated financial statements. Included in other net income in the first quarter of 1999 was a $4.2 million gain recorded on the sale of the corporate aircraft.

Income Tax Expense

       The effective tax rates in 2000 and 1999 reflected the partial reversal of the deferred income tax asset valuation allowance recognized in 1998. The valuation allowance was reduced to reflect the utilization of Federal

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

loss carryforwards that reduced the current tax component of the Federal tax provision. Additionally, the valuation allowance was reduced to offset the net deferred Federal tax liability generated in 2000 and 1999.

Net Income

       Net income for the first quarter of 2000 was down 70.3% to $1.8 million compared to $6.0 million in the first quarter of 1999. The decrease was largely due to a $4.2 million gain recorded in 1999 from the sale of the corporate aircraft.

Liquidity and Capital Resources

       The Company's operations are conducted through its wholly owned subsidiaries, Foamex L.P. and Foamex Carpet. The liquidity requirements of the Company consist primarily of the operating cash requirements of its two principal subsidiaries.

       Foamex L.P.'s operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures. The Company believes that cash flow from Foamex L.P.'s operating activities, cash on hand and periodic borrowings under its credit facility will be adequate to meet its liquidity requirements. All principal and interest payments were made as scheduled in the first quarter of 2000. The ability of Foamex L.P. to make distributions to the Company is restricted by the terms of its financing agreements; therefore, neither the Company nor Foamex Carpet is expected to have access to the cash flow generated by Foamex L.P. for the foreseeable future.

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

       Cash and cash equivalents totaled $5.0 million at the end of the first quarter of 2000 compared to $6.6 million at the end of 1999. Working capital at the end of the first quarter of 2000 was $113.0 million and the current ratio was 1.6 to 1 compared to working capital at the end of 1999 of $105.6 million and a current ratio of 1.6 to 1. Significant changes to the components of working capital included an increase of $25.9 million in accounts receivable that was partially offset by a $21.6 million increase in accounts payable.

       Total debt at the end of the first quarter of 2000 was $744.2 million, down $1.2 million from year-end 1999. During the first quarter of 2000, the Foamex/GFI Note was repaid with borrowings under the Foamex L.P. revolving credit facility. The $34.5 million letter of credit that was outstanding at year-end 1999 to collateralize principal and interest payable under the Foamex/GFI Note was also terminated.

       As of March 31, 2000, there were $150.4 million of revolving credit borrowings, at a weighted average interest rate of 9.95%, under the Foamex L.P. credit facility with $19.6 million available for additional borrowings and $12.5 million of letters of credit outstanding. Borrowings by Foamex Canada Inc. ("Foamex Canada") as of March 31, 2000 were approximately $2.2 million, at an interest rate of 7.75%, under Foamex Canada's revolving credit agreement with unused availability of approximately $3.3 million. Foamex Carpet did not have any outstanding borrowings under the Foamex Carpet credit facility at March 31, 2000, with unused availability of $14.8 million and approximately $0.2 million in a letter of credit outstanding. As of March 31, 2000, the Company's
subsidiaries  were  in  compliance  with  financial   covenants  of  their  loan
agreements.

       Cash Flow from Operating Activities

       Cash provided by operating activities was $5.9 million for the first quarter of 2000 compared to cash used of $3.5 million in the first quarter of 1999. The improvement primarily reflected higher working capital requirements during the first quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


       Cash Flow from Investing Activities

       Capital expenditures during the first quarter of 2000 accounted for cash used for investing activities of $5.1 million. In the first quarter of 1999, cash flow provided by investing activities totaled $11.2 million primarily from $16.3 million of proceeds from the sale of assets, partially offset by $6.0 million of capital expenditures. The Company expects capital expenditures for 2000 to be in excess of $30.0 million primarily as a result of the construction of two new VPFSM machines. In addition, the Company is continuing to explore the possible implementation of a new ERP software system.

       Cash Flow from Financing Activities

       Cash used for financing activities was $2.2 million for the first quarter of 2000 compared to cash used of $13.5 million in the first quarter of 1999. As discussed previously, the $34.0 million Foamex/GFI Note was repaid during the quarter with borrowings under the Foamex L.P. revolving credit facility.

Environmental Matters

       The Company is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with the Company's compliance with such laws and regulations did not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by the Company in connection with environmental matters as of March 31, 2000 was $4.5 million. Although it is possible that new information or future developments could require the Company to reassess its potential exposure to all pending environmental matters, including those described in Note 11 to the Company's condensed consolidated financial statements for the quarter ended March 31, 2000, the Company believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position.

Market Risk

       The Company's debt securities with variable interest rates are subject to market risk for changes in interest rates. On March 31, 2000, indebtedness with variable interest rates totaled $481.6 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $4.8 million.

Forward-Looking Statements

       This report contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       See the "Market Risk" section under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II - Other Information.

Item 1.    Legal Proceedings.

           Reference is made to the description of the legal proceedings contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

           The information from Note 11 of the condensed consolidated financial statements incorporated herein by reference.

Item 5.    Other Information.

           On April 10, 2000, John Televantos was named Chief Operating Officer of the Company and was elected to the Board of Directors. Mr. Televantos retained his responsibilities as President, Foam Business Group.

Item 6.    Exhibits and Reports on Form 8-K.

          (a)  Exhibits

              4.10.15- Amendment No. 2 dated February 18, 2000 to the Foamex L.P. Credit Agreement as amended and restated as of February 27, 1998 as further amended and restated as of June 29, 1999 among Foamex L.P., FMXI, the institutions from time to time party thereto as lenders, the institutions from time to time party thereto as issuing banks and Citicorp USA, Inc. and The Bank of Nova Scotia as Administrative Agents.

              4.10.16 - Amendment No. 4 to Foamex Carpet Credit Agreement, dated
                        February 18, 2000.

              4.12.5  - Amendment to Promissory Note of Foamex Carpet in favor of Foam Funding LLC dated as of February 18, 2000.

              27      - Financial Data Schedule for the quarter ended
                        March 31, 2000.

         (b) The Company filed the following Current Reports on Form 8-K for the quarter ended March 31, 2000:


              A report, dated February 9, 2000, was filed for Item 5. Other Events, concerning preliminary merger discussions.

              A report, dated March 2, 2000, was filed for Item 5. Other Events, concerning a press release announcing its financial results for the year ended December 31, 1999.

              Subsequent to the end of the first quarter of 2000, a report dated April 5, 2000, was filed for Item 5. Other Events, concerning the termination of discussions involving a proposed buyout.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FOAMEX INTERNATIONAL INC.


Date:  May 12, 2000                    By:      /s/ Robert S. Graham, Jr.
                                            -----------------------------
                                           Robert S. Graham, Jr.
                                           Senior Vice President,
                                           Corporate Controller and Chief
                                           Accounting Officer