Form 10-Q
period 2000-06-30
FOAMEX INTERNATIONAL INC
filed 2000-08-10
CIK 912908

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2000

                         Commission file number 0-22624



                            FOAMEX INTERNATIONAL INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




          Delaware                                          05-0473908
-------------------------------                       ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification Number)


1000 Columbia Avenue
Linwood, PA                                                   19061
-------------------------------                       ----------------------
(Address of principal                                       (Zip Code)
executive offices)


Registrant's telephone number, including area code:  (610) 859-3000
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
YES  X   NO
   -----   -----

The number of shares of the registrant's common stock outstanding as of August 8, 2000 was 25,059,994.


                            FOAMEX INTERNATIONAL INC.

                                      INDEX
                                                                                          Page

Part I.     Financial Information

      Item 1.   Financial Statements.
            Condensed Consolidated Statements of Operations (unaudited) -
                Quarterly and Year to Date Periods Ended June 30, 2000 and 1999             3

            Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2000
                and December 31, 1999                                                       4

            Condensed Consolidated Statements of Cash Flows (unaudited) - Year to Date
                Periods Ended June 30, 2000 and 1999                                        5

            Notes to Condensed Consolidated Financial Statements (unaudited)                6

      Item 2.   Management's Discussion and Analysis of Financial Condition and Results
                   of Operations.                                                          16

      Item 3.   Quantitative and Qualitative Disclosures about Market Risk.25

Part II.    Other Information

      Item 1.   Legal Proceedings.                                                        26

      Item 2.   Changes in Securities.                                                    26

      Item 4.   Submission of Matters to a Vote of Security Holders.                      26

      Item 6.   Exhibits and Reports on Form 8-K.                                         27

Signatures                                                                                28

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                         FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                                 Quarterly Periods Ended           Year to Date Periods Ended
                                                 June 30,       June 30,           June 30,          June 30,
                                                   2000           1999               2000              1999
                                                 --------       --------           --------          --------
                                                             (thousands, except per share data)
NET SALES                                        $319,109       $313,029            $644,971         $635,892

COST OF GOODS SOLD                                271,736        269,252             554,262          548,518
                                                 --------       --------            --------         --------

GROSS PROFIT                                       47,373         43,777              90,709           87,374

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                         18,234         18,466              37,056           37,294

RESTRUCTURING AND OTHER CHARGES                         -          3,667               3,222            7,124
                                                 --------       --------            --------         --------

INCOME FROM OPERATIONS                             29,139         21,644              50,431           42,956

INTEREST AND DEBT ISSUANCE EXPENSE                 18,771         17,675              37,400           35,371

INCOME FROM EQUITY INTEREST IN JOINT VENTURE          440              -                 732                -

OTHER INCOME (EXPENSE), NET                          (874)          (287)             (1,805)           3,064
                                                 --------       --------            --------         --------

INCOME BEFORE PROVISION FOR INCOME TAXES            9,934          3,682              11,958           10,649

PROVISION FOR INCOME TAXES                          1,948            505               2,189            1,459
                                                 --------       --------            --------         --------

NET INCOME                                       $  7,986       $  3,177            $  9,769         $  9,190
                                                 ========       ========            ========         ========

EARNINGS PER SHARE
   BASIC                                         $   0.32       $   0.13            $   0.39         $   0.37
                                                 ========       ========            ========         ========

   DILUTED                                       $   0.32       $   0.13            $   0.39         $   0.37
                                                 ========       ========            ========         ========

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC          25,060         25,053              25,059           25,053
                                                 ========       ========            ========         ========

WEIGHTED AVERAGE NUMBER OF SHARES
   AND EQUIVALENTS - DILUTED                       25,092         25,083              25,274           25,173
                                                =========       ========            ========         ========

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS                                                          June 30, 2000           December 31, 1999
                                                                -------------           -----------------
CURRENT ASSETS                                                          (thousands, except share data)
  Cash and cash equivalents                                        $  2,231                  $  6,577
  Accounts receivable, net of allowances of $9,802
    in 2000 and $9,549 in 1999                                      189,414                   166,571
  Inventories                                                        96,199                    97,882
  Other current assets                                               21,304                    23,662
                                                                   --------                  --------
     Total current assets                                           309,148                   294,692
                                                                   --------                  --------

Property, plant and equipment                                       389,616                   384,978
Less accumulated depreciation                                      (173,291)                 (163,145)
                                                                   --------                  --------
  NET PROPERTY, PLANT AND EQUIPMENT                                 216,325                   221,833

COST IN EXCESS OF ASSETS ACQUIRED, net of accumulated
  amortization of $26,159 in 2000 and $23,252 in 1999               212,148                   215,258

DEBT ISSUANCE COSTS, net of accumulated
  amortization of $8,659 in 2000 and $6,791 in 1999                  17,098                    18,966

OTHER ASSETS                                                         26,683                    30,564
                                                                   --------                  --------

TOTAL ASSETS                                                       $781,402                  $781,313
                                                                   ========                  ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Short-term borrowings                                            $  2,494                  $  1,627
  Current portion of long-term debt                                   7,705                     7,866
  Current portion of long-term debt - related party                  11,408                    10,530
  Accounts payable                                                  100,039                    86,576
  Accrued employee compensation and benefits                         17,879                    17,878
  Accrued interest                                                    8,906                     9,741
  Accrued customer rebates                                           18,652                    22,823
  Other accrued liabilities                                          31,671                    32,005
                                                                   --------                  --------
     Total current liabilities                                      198,754                   189,046

LONG-TERM DEBT                                                      667,589                   646,544
LONG-TERM DEBT - RELATED PARTY                                       38,610                    78,753
OTHER LIABILITIES                                                    33,202                    33,351
                                                                   --------                  --------
     Total liabilities                                              938,155                   947,694
                                                                   --------                  --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred Stock, par value $1.00 per share:
   Authorized 5,000,000 shares - none issued                              -                         -
  Common Stock, par value $.01 per share:
   Authorized 50,000,000 shares
   Issued 27,048,994 and 27,045,480 shares, respectively;
   Outstanding 25,059,994 and 25,056,480 shares, respectively           270                       270
  Additional paid-in capital                                         87,499                    87,475
  Accumulated deficit                                              (208,176)                 (217,945)
  Accumulated other comprehensive income (loss)                      (7,923)                   (7,758)
  Other                                                             (28,423)                  (28,423)
                                                                   --------                  --------
     Total stockholders' deficit                                   (156,753)                 (166,381)
                                                                   --------                  --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $781,402                  $781,313
                                                                   ========                  ========

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                     Year to Date Periods Ended
                                                                     June 30,          June 30,
                                                                       2000              1999
                                                                     --------          --------
                                                                            (thousands)
OPERATING ACTIVITIES
   Net income                                                        $  9,769          $  9,190
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization                                     17,271            16,798
     Amortization of debt issuance costs, debt discount,
       debt premium and deferred swap adjustment and gain                 615               193
     Asset writedowns and other charges                                   626             2,073
     (Gain) loss on disposition of assets                                 604            (4,217)
     Other operating activities                                         2,603             6,534
     Changes in operating assets and liabilities, net                 (12,434)          (12,259)
                                                                     --------          --------

       Net cash provided by operating activities                       19,054            18,312
                                                                     --------          --------

INVESTING ACTIVITIES
   Capital expenditures                                               (10,596)          (10,820)
   Proceeds from sale of assets                                         3,571            16,313
   Other investing activities                                            (445)              924
                                                                     --------          --------

       Net cash provided by (used for) investing activities            (7,470)            6,417
                                                                     --------          --------

FINANCING ACTIVITIES
   Net proceeds from short-term borrowings                                867             1,743
   Net proceeds from (repayments of) revolving loans                   40,160            (4,463)
   Repayment of long-term debt                                        (18,493)          (14,395)
   Repayment of long-term debt - related party                        (39,265)           (4,388)
   Increase (decrease) in cash overdrafts                                 777            (4,938)
   Debt issuance costs                                                      -            (7,993)
   Other financing activities                                              24               249
                                                                     --------          --------

       Net cash used for financing activities                         (15,930)          (34,185)
                                                                     --------          --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (4,346)           (9,456)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                               6,577            12,572
                                                                     --------          --------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                  $  2,231          $  3,116
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

Change in Control

     Trace International Holdings, Inc. ("Trace") is a privately held company, which owned approximately 29% of the Company's outstanding voting common stock at July 31, 2000, and whose former Chairman also serves as the Company's Chairman. The Company's common stock owned by Trace is pledged as collateral against certain of Trace's obligations. Certain credit agreements and promissory notes of the Company's subsidiaries, pursuant to which approximately $453.3 million of principal was outstanding as of June 30, 2000, provides that a
"change of control" would be an event of default and could result in the acceleration of such indebtedness. "Change of control" means, for this purpose, that (i) a person or related group, other than Trace, beneficially owns more than 25% of the Company's outstanding voting stock and (ii) such voting stock constitutes a greater percentage of such voting stock than the amount beneficially owned by Trace. Additionally, certain indentures of Foamex L.P. and Foamex Capital Corporation ("FCC") relating to senior subordinated notes of $248.0 million contain similar "change of control" provisions, which require Foamex L.P. and FCC to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if there is such a "change of control".

     On July 21, 1999, the Company was informed by Trace that it filed a petition for relief under Chapter 11 of the Bankruptcy Code in Federal Court in New York City. Subsequently, on January 24, 2000, an order was signed converting the Trace bankruptcy from Chapter 11 to Chapter 7 of the Bankruptcy Code. A trustee was appointed to oversee the liquidation of Trace's assets. Neither Trace's bankruptcy filing nor the conversion to Chapter 7 constituted a "change of control" under the provisions of the debt agreements described above. A "change of control" could take place however, if the bankruptcy court allows the Trace creditors to foreclose on and take ownership of the Company's common stock owned by Trace, or otherwise authorizes a sale or transfer of these shares, under circumstances in which a person or related group, other than Trace, acquired more than 25% of the Company's outstanding voting stock and owned a greater percentage of such voting stock than the amount beneficially owned by Trace.

     On July 31, 2000, the Company announced that it had entered into an agreement (the "Exchange Agreement") with The Bank of Nova Scotia relating to a portion of the 7,197,426 shares of the Company's common stock pledged by Trace to The Bank of Nova Scotia. The Exchange Agreement provides for the transfer of the pledged stock to The Bank of Nova Scotia in a manner that will not constitute a "change of control" as described above. Under the Exchange
Agreement, The Bank of Nova Scotia will initially receive 1,500,000 shares of the Company's common stock from the Trace bankruptcy estate and exchange these common stock shares for 15,000 shares of a new class of the Company's non-voting non-redeemable convertible preferred stock (the "Series B Preferred Stock"). Each share of the Series B Preferred Stock can be converted into 100 shares of the Company's common stock; but, only if such conversion would not trigger a "change of control" event, as discussed above. The Series B Preferred Stock would be entitled to dividends only if a dividend is declared on the Company's common stock, rank senior to any future preferred stock issued by the Company and be entitled to a liquidation preference of $100 per share. Following this exchange, The Bank of Nova Scotia will become the owner of less than 25% of the outstanding shares of the Company's common stock when the remaining 5,697,426 shares of the Company's common stock are transferred to The Bank of Nova Scotia from the Trace bankruptcy estate.

     These transactions are conditioned upon a settlement agreement between The Bank of Nova Scotia and the trustee for the Trace bankruptcy being approved by the bankruptcy court. Upon completion of these transactions, Trace will no longer own any shares of the Company's common stock.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION (continued)

     Management believes that it is unlikely that a "change of control" will occur as a result of Trace's bankruptcy proceedings particularly in light of the Exchange Agreement. However, if the transactions contemplated by the Exchange Agreement are not consummated, the Company would seek to resolve the issues that may arise should the "change of control" provisions be triggered, by requesting waivers of such provisions and/or refinancing certain debt, if necessary. There can be no assurance that the Company or its subsidiaries will be able to do so, or that the Company will be able to obtain waivers of such provisions. Such circumstances would raise substantial doubt about the Company's ability to continue as a going concern if the transactions contemplated by the Exchange Agreement are not consummated. The accompanying financial statements were prepared on a going-concern basis and do not include any adjustments that might result from the outcome of the Trace bankruptcy filing.

Future Accounting Changes  - Accounting for Derivatives and Hedging Activities

     As previously reported, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") will require the fair value of derivatives be recognized in the consolidated balance sheets. Changes in the fair value of derivatives will be recognized in earnings or in other comprehensive income, essentially depending on the structure and purpose of the derivatives. During 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends SFAS No. 133 on a limited number of issues, was issued. The statements will be effective for all quarters of all fiscal years beginning after June 15, 2000, which is the first calendar quarter of 2001 for the Company. The Company continues to evaluate the impact that the adoption of these SFAS's will have on its results of operations or financial position.

Future Accounting Changes  - Revenue Recognition and Presentation

     The Securities and Exchange Commission (the "SEC") has issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 will be effective (as amended by SAB No. 101B) in the fourth quarter of 2000 for the Company. SAB No. 101 outlines the SEC's position that revenue should not be recognized until it is realized or realizable, including the criteria that need to be met. The Company's current policy is that revenue recognition from sales, net of discounts and estimated returns, allowances and rebates, is recognized when products are shipped at which time title passes to the customer. The Company continues to evaluate the impact, if any, that the adoption of SAB No. 101 will have on results of operations.

     During July 2000, the Emerging Issues Task Force (the "EITF") of the Financial Accounting Standards Board reached a consensus on an issue concerning the components of revenue. EITF No. 00-10 "Accounting for Shipping and Handling Revenues and Costs" essentially requires that shipping and handling costs that are billed to a customer be included in revenue. Accordingly, the Company has determined that a portion of shipping costs billed to customers will require a reclassification from cost of sales to revenue, but continues to work on accumulating the dollar impact. EITF No. 00-10 will be effective in the fourth calendar quarter of 2000 and will require reclassification of prior periods.

2.   BUYOUT PROPOSALS

     As previously reported in the Annual Report on Form 10-K for 1999, on February 9, 2000, the Company announced that it was in discussions with respect to a proposal involving the acquisition of all of the Company's outstanding common stock for cash. On April 5, 2000, the Company announced that discussions with the potential buyer were terminated with no agreement having been reached. The Company subsequently terminated the engagement of J.P. Morgan & Company, Inc. ("JP Morgan"), which acted as financial advisor in connection with such transaction. During the second quarter of 2000, the Company ended discussions with JP Morgan concerning an additional engagement.

3.   INCOME TAXES

     The effective tax rates in 2000 and 1999 reflect the partial reversal of the deferred income tax asset valuation allowance recognized in 1998. The valuation allowance was reduced to reflect the utilization of Federal loss carryforwards that reduced the current tax component of the Federal tax provision. Additionally, the valuation

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.     INCOME TAXES (continued)

allowance was reduced to offset the net deferred Federal tax liability generated in 2000 and 1999. The effective tax rate was higher in 2000 compared to 1999 primarily due to a greater percentage of income from foreign sources.

4.   EARNINGS PER SHARE

     The following table shows the amounts used in computing earnings per share.


                                                        Quarterly Periods Ended        Year  to Date Periods Ended
                                                        June 30,       June 30,        June 30,           June 30,
                                                          2000           1999           2000                1999
                                                        --------       --------        --------           --------
                                                                 (thousands, except per share amounts)
     Basic earnings per share
      Net income                                        $ 7,986         $ 3,177         $ 9,769            $ 9,190
                                                        =======         =======         =======            =======

      Average common stock outstanding                   25,060          25,053          25,059             25,053
                                                        =======         =======         =======            =======

      Basic earnings per share                          $  0.32         $  0.13         $  0.39            $  0.37
                                                        =======         =======         =======            =======

     Diluted earnings per share
      Net income available for common stock
        and dilutive securities                         $ 7,986         $ 3,177         $ 9,769            $ 9,190
                                                        =======         =======         =======            =======

      Average common stock outstanding                   25,060          25,053          25,059             25,053

      Common stock equivalents resulting
        from stock options (a)                               32              30             215                120
                                                        -------         -------         -------            -------

      Average common stock and dilutive
        equivalents                                      25,092          25,083          25,274             25,173
                                                        =======         =======         =======            =======

      Diluted earnings per share                        $  0.32         $  0.13         $  0.39            $  0.37
                                                        =======         =======         =======            =======

(a) The number of stock options that were not included in the diluted earnings per share calculations because the exercise price was greater than the average market price totaled 1,897,100 and 963,800 for the second quarter of 2000 and 1999, respectively. The number of stock options not included in the diluted earnings per share calculations for the first half of 2000 was 1,286,600 and 1,005,900 in the first half of 1999.

5.   COMPREHENSIVE INCOME

     The components of comprehensive income are listed below.

                                                        Quarterly Periods Ended        Year  to Date Periods Ended
                                                        June 30,       June 30,        June 30,           June 30,
                                                          2000           1999           2000                1999
                                                        --------       --------        --------           --------
                                                                             (thousands)
     Net income                                         $ 7,986         $ 3,177         $ 9,769            $ 9,190
     Foreign currency translation adjustments              (471)            399            (165)               811
                                                        -------         -------         -------            -------
     Total comprehensive income                         $ 7,515         $ 3,576         $ 9,604            $10,001
                                                        =======         =======         =======            =======

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.   RESTRUCTURING AND OTHER CHARGES

     During the first quarter of 2000, restructuring and other charges of approximately $3.2 million were recorded. The provision included $2.1 million in work force reduction costs for 30 employees, including certain executives, and employees impacted by the closure of certain operations related to a VPFSM capacity increase in North Carolina. Additionally, facility closure costs totaled $0.3 million and related equipment writedowns were $0.4 million. The first quarter 2000 provision also included $0.4 million related to changes in estimates to prior year plans.

     The Company paid $3.2 million during the first half of 2000 for the various restructuring plans recorded as of December 31, 1999 and during the first quarter of 2000. As of June 30, 2000, the components of the net accrued restructuring and plant consolidation balance included $8.8 million for plant closures and leases and $3.3 million for personnel reductions. Included in current assets was $1.5 million and in noncurrent assets was $0.2 million of estimated proceeds for facilities actively being marketed for sale. During the second quarter of 2000, the Company sold a facility relating to a prior year restructuring plan for proceeds of approximately $3.6 million. Substantially all employees impacted by the first quarter 2000 work force reduction were terminated by the end of the second quarter of 2000. Approximately $3.3 million is expected to be spent during the remainder of 2000 for the various restructuring plans.

7.   INVENTORIES

     The components of inventory are listed below.

                                             June 30,      December 31,
                                               2000            1999
                                             --------      ------------
                                                    (thousands)
     Raw materials and supplies              $61,264          $67,520
     Work-in-process                          12,314           11,574
     Finished goods                           22,621           18,788
                                             -------          -------
      Total                                  $96,199          $97,882
                                             =======          =======

8.   LONG-TERM DEBT

     The components of long-term debt are listed below.


                                                                  June 30,          December 31,
                                                                    2000                1999
                                                                  --------          ------------
     Foamex L.P. credit facility                                         (thousands)
      Term loan B (a) (e)                                         $ 77,335            $ 81,874
      Term loan C (a) (e)                                           70,305              74,431
      Term loan D (a) (e)                                          101,826             107,800
      Revolving credit facility (a) (b) (c) (e)                    153,845             113,685
     Foamex Carpet credit facility (d)                                   -                   -
     9 7/8% senior subordinated notes due 2007                     150,000             150,000
     13 1/2% senior subordinated notes due 2005 (includes
      $9,204 and $10,100 of unamortized debt premium)              107,204             108,100
     Industrial revenue bonds                                        7,000               7,000
     Subordinated note payable (net of unamortized
      debt discount of $118 and $232)                                2,220               4,444
     Other                                                           5,559               7,076
                                                                  --------            --------
                                                                   675,294             654,410

     Less current portion                                            7,705               7,866
                                                                  --------            --------

     Long-term debt - unrelated parties                           $667,589            $646,544
                                                                  ========            ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.   LONG-TERM DEBT (continued)

     The components of related party long-term debt are listed below.

                                                                  June 30,          December 31,
                                                                    2000               1999
                                                                  --------          ------------
                                                                         (thousands)
     Foamex/GFI Note (c)                                          $      -            $ 34,000
     Note payable to Foam Funding LLC (f)                           50,018              55,283
                                                                  --------            --------
                                                                    50,018              89,283

     Less current portion                                           11,408              10,530
                                                                  --------            --------

     Long-term debt - related party                               $ 38,610            $ 78,753
                                                                  ========            ========

(a) Effective January 1, 2000, the interest rate on outstanding borrowings under the Foamex L.P. credit facility will increase by 25 basis points each quarter that Foamex L.P.'s leverage ratio, as defined, exceeds 5.00 to
     1.00. Once the leverage ratio is reduced below this level, the cumulative amount of the 25 basis point adjustments to the interest rate on borrowings will be eliminated. At December 31, 1999, the calculated leverage ratio was
     5.48 to 1.00. Consequently, the basis point adjustment was applicable for the calculation of interest in the first quarter of 2000. At March 31, 2000, the calculated leverage ratio was 5.51 to 1.00 and an additional 25 basis point adjustment became effective in the second quarter of 2000. At June 30, 2000, the calculated ratio was 5.32 to 1.00. Accordingly, an additional 25 basis point adjustment will become effective during the third quarter of 2000.

(b) At June 30, 2000, the revolving credit facility commitment was $180.0 million, the weighted average interest rate was 10.78%, available borrowings totaled $13.6 million and letters of credit outstanding totaled $12.6 million. The commitment under the revolving credit facility is reduced $2.5 million each quarter during the remaining term of the agreement, which expires in June 2003.

(c) During the first quarter of 2000, the Foamex/GFI Note was repaid with borrowings under the Foamex L.P. revolving credit facility. The $34.5 million letter of credit that was outstanding at year-end 1999 to collateralize principal and interest payable under the Foamex/GFI Note was also terminated.

(d) At June 30, 2000, available borrowings under the Foamex Carpet credit facility totaled $14.8 million and approximately $0.2 million for a letter of credit outstanding.

(e) As previously reported in the Annual Report on Form 10-K for 1999, excess cash flow generated annually, as defined, is required to be used to prepay portions of the Foamex L.P. Term B, C and D loans. The prepayment amount determined for 1999 was $13.3 million. During the second quarter of 2000, the payment was made as scheduled and was financed through borrowings under the Foamex L.P. revolving credit facility.

(f)  See Note 11 for disclosure of principal and interest payments.

Debt Covenants

     The indentures, credit facilities and other indebtedness agreements contain certain covenants that limit, among other things to varying degrees, the ability of the Company's subsidiaries (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interests, as defined,
(iv) to merge, consolidate or sell all or substantially all of its assets or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Also, the Company's subsidiaries are required under certain of these agreements to maintain specified

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.     LONG-TERM DEBT (continued)

financial ratios of which the most restrictive are the maintenance of net worth, interest coverage, fixed charge coverage and leverage ratios, as defined. Under the most restrictive of the distribution restrictions, the Company was available to be paid by its subsidiaries as of June 30, 2000, funds only to the extent necessary to enable the Company to meet its tax payment liabilities.

     Foamex L.P. and Foamex Carpet Cushion, Inc. ("Foamex Carpet"), the principal subsidiaries of the Company, were in compliance with the various financial covenants of their loan agreements as of June 30, 2000.

9.   STOCK OPTIONS

     At the Annual Meeting of Stockholders on June 30, 2000, stockholders approved amendments to the 1993 Stock Option Plan to increase from 3,000,000 to 4,750,000 the number of shares of the Company's common stock that may be issued and to allow future option grants to qualify as "performance-based compensation" for purposes of the Internal Revenue Code of 1986, as amended.

10.  SEGMENT RESULTS

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

     Segment results are presented below.

                                                       Carpet
                                        Foam           Cushion         Automotive       Technical
                                      Products         Products         Products        Products        Other        Total
                                      --------         --------        ----------       ----------     -------     --------
                                                                            (thousands)
Quarterly period ended June 30, 2000
Net sales                             $130,753          $61,996          $92,428          $26,176      $7,756      $319,109
Income (loss) from operations           15,424            1,200            7,262            6,859      (1,606)       29,139
Depreciation and amortization            4,161            1,829            1,192              646         727         8,555

Quarterly period ended June 30, 1999
Net sales                             $126,315          $66,081          $90,810          $23,028      $6,795      $313,029
Income (loss) from operations           12,831            1,234            5,789            6,017      (4,227)       21,644
Depreciation and amortization            4,381            1,497            1,280              667         341         8,166

Year to date period ended June 30, 2000
Net sales                             $260,847         $122,042         $189,739          $53,630     $18,713      $644,971
Income (loss) from operations           28,202             (719)          14,428           14,363      (5,843)       50,431
Depreciation and amortization            8,089            4,004            2,395            1,289       1,494        17,271

Year to date period ended June 30, 1999
Net sales                             $267,184         $130,880         $179,581          $45,276     $12,971      $635,892
Income (loss) from operations           25,870            2,967           12,355           10,870      (9,106)       42,956
Depreciation and amortization            8,843            3,060            2,625            1,383         887        16,798

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11.  RELATED PARTY TRANSACTIONS AND BALANCES

Foam Funding LLC Debt

     During the quarter and year to date periods ended June 30, 2000, subsidiaries of the Company paid $1.3 million and $3.3 million of interest, respectively, on notes payable to Foam Funding LLC. During the quarter and year to date periods ended June 30, 2000, subsidiaries of the Company paid $2.7 million and $39.3 million of principal, respectively, on notes payable to Foam Funding LLC. Included in the principal payments was the repayment of the Foamex/GFI Note discussed in Note 8.

     During the quarter and year to date periods ended June 30, 1999, subsidiaries of the Company paid $1.9 million and $3.7 million of interest on notes payable to Foam Funding LLC.

12.  COMMITMENTS AND CONTINGENCIES

Litigation - Shareholder

     On August 1, 2000, the Company announced that it had reached agreements in principle with the plaintiffs in the stockholder actions described below providing for the settlement and dismissal of such actions, subject to certain conditions, including court approval.

     The Shareholder Litigation. Beginning on March 17, 1998, six actions, which were subsequently consolidated under the caption In re Foamex International Inc. Shareholder Litigation, were filed in the Court of Chancery of the State of Delaware, and on August 13, 1999 another action, Watchung Road Associates, L.P., et al. v. Foamex International Inc., et al., was filed in the same court. The two actions were consolidated on May 3, 2000, into a single action under the caption In re Foamex International Inc. Shareholder Litigation (the "Delaware Action"). The Delaware Action, a purported derivative and class action on behalf of the Company and its stockholders, originally named as defendants the Company, certain of its current and former directors and officers, Trace and a Trace affiliate. The complaint in the Delaware Action alleges, among other things, that certain of the defendants breached their fiduciary duties to the Company in connection with an attempt by Trace to acquire the Company's publicly traded common stock as well as with a potential acquisition transaction with a group led by Sorgenti Chemical Industries LLC, and that certain of the defendants breached their fiduciary duties by causing the Company to waste assets in connection with a variety of transactions entered into with Trace and its affiliates. The Delaware Action seeks various remedies, including injunctive relief, money damages and the appointment of a receiver for the Company.

     On April 26, 1999, a putative securities class action entitled Molitor v. Foamex International Inc., et al., was filed in the United States District Court for the Southern District of New York naming as defendants the Company, Trace and certain current and former officers and directors of the Company, on behalf of stockholders who bought shares of the Company's common stock during the period from May 7, 1998 through and including April 16, 1999. The lawsuit alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by misrepresenting and/or omitting material information about the Company's financial situation and operations, with the result of artificially inflating the price of the Company's stock. The lawsuit also alleges that Trace and Marshall S. Cogan violated Section 20(a) of the Securities Exchange Act of 1934 as controlling persons of the Company. The complaint sought class certification, a declaration that defendants violated the federal securities laws, an award of money damages, and costs and attorneys', accountants' and experts' fees. On May 18, 1999, a similar action entitled Thomas W. Riley v. Foamex International Inc., et al., was filed in the same court. The two actions were consolidated and a consolidated complaint was filed; the consolidated suit is referred to herein as the "Federal Action".

     The Settlements. Under the terms of the agreement in principle to settle the Federal Action, members of the class of shareholders who purchased shares of common stock between May 7, 1998 and April 16, 1999 will receive payments as defined in the agreement. Payment to class members in the Federal Action, along with plaintiffs'

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12.  COMMITMENTS AND CONTINGENCIES (continued)

lawyers' fees in the Federal Action and the Delaware Action, will be paid by the Company's insurance carrier on behalf of the Company.

     Under the terms of the agreement to settle the Delaware Action, the Company agreed that a special nominating committee of the Board of Directors, consisting of Robert J. Hay as chairman, Stuart J. Hershon, John G. Johnson, Jr., and John
V. Tunney, will nominate two additional independent directors to serve on the Board. The terms of the agreement also establish the criteria for the independence of the directors and require that certain transactions with affiliates be approved by a majority of the disinterested members of the Board.

     Both settlements are subject to final documentation and court approval, which, if obtained, will resolve all outstanding shareholder litigation against the Company and its current and former directors and officers. The settlements involve no admissions or findings of liability or wrongdoing by the Company or any individuals.

Litigation - Breast Implants

     As of August 7, 2000, the Company and Trace were two of multiple defendants in actions filed on behalf of approximately 3,623 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 39 residents of Australia, New Zealand, England, and Ireland. The Company believes that the number of suits and claimants may increase. During 1995, the Company and Trace were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final.

     Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from the Company or Trace. Neither the Company nor Trace recommended, authorized, or approved the use of its foam for these purposes. The Company is also indemnified by Trace for any such liabilities relating to foam manufactured prior to October 1990. Trace's insurance carrier has continued to pay the Company's litigation expenses after Trace's filing under the Bankruptcy Code. Trace's insurance policies continue to cover certain liabilities of Trace but if the limits of those policies are exhausted, Trace will be unable to provide additional indemnification. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with counsel for the Company, and without taking into account the indemnification provided by Trace, the coverage provided by Trace's and the Company's liability insurance and potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of the matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either the Company's consolidated financial position or results of operations. If management's assessment of the Company's liability with respect to these actions is incorrect, such actions could have a material adverse effect on the financial position, results of operations and cash flows of the Company.

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12.  COMMITMENTS AND CONTINGENCIES (continued)

Environmental

     The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of June 30, 2000, the Company had accruals of approximately $4.3 million for environmental matters. During 1998, the Company established an allowance of $1.2 million relating to receivables from Trace for environmental indemnifications due to the financial difficulties of Trace.

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

     The Company has reported to the appropriate state authorities that it has found soil and/or groundwater contamination in excess of state standards at seven sites. These sites are in various stages of investigation or remediation. Accordingly, the extent of contamination and the ultimate liability is not known with certainty for all sites. The Company has accruals of $3.1 million for the estimated cost of remediation, including professional fees and monitoring costs, for these sites. During 2000, Foamex L.P., a wholly owned subsidiary of the Company, reached an indemnification agreement with the former owner of the Morristown, Tennessee facility. The agreement allocates the incurred and future remediation costs between the former owner and Foamex L.P. The estimated allocation of future costs for the remediation of this facility is not significant, based on current information known. The former owner was Recticel Foam Corporation, a subsidiary of Recticel s.a.

     Federal regulations required that by the end of 1998 all underground storage tanks ("USTs") be removed or upgraded in all states to meet applicable standards. The Company has upgraded all USTs at its facilities in accordance with these regulations. Some petroleum contamination in soils was found at one of the sites; the extent of the contamination is currently being investigated. The Company has accrued approximately $0.5 million for the estimated remediation costs associated with this site. However, the full extent of contamination, and accordingly, the actual cost of such remediation, cannot be predicted with any degree of certainty at this time. Based upon investigations conducted thus far, the Company believes that its USTs do not pose a significant risk of environmental liability. However, there can be no assurances that such USTs will not result in significant environmental liability in the future.

     On April 10, 1997, the Occupational Health and Safety Administration promulgated new standards governing employee exposure to methylene chloride, which is used in some of the Company's manufacturing processes. The phase-in of the standards was completed in 1999 and the Company has developed and implemented a compliance program. Capital expenditures required and changes in operating procedures are not anticipated to significantly impact the Company's competitive position.

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

     Although it is possible that new information or future developments could require the Company to reassess its potential exposure relating to all pending environmental matters, including those described herein, the Company believes that, based upon all currently available information, the resolution of such environmental matters will not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position. The possibility exists that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that would require expenditures not currently anticipated and that may be significant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Change in Control

     Trace is a privately held company, which owned approximately 29% of the Company's outstanding voting common stock at July 31, 2000, and whose former Chairman also serves as the Company's Chairman. The Company's common stock owned by Trace is pledged as collateral against certain of Trace's obligations. Certain credit agreements and promissory notes of the Company's subsidiaries, pursuant to which approximately $453.3 million of principal was outstanding as of June 30, 2000, provides that a "change of control" would be an event of default and could result in the acceleration of such indebtedness. "Change of control" means, for this purpose, that (i) a person or related group, other than Trace, beneficially owns more than 25% of the Company's outstanding voting stock and (ii) such voting stock constitutes a greater percentage of such voting stock than the amount beneficially owned by Trace. Additionally, certain indentures of Foamex L.P. and FCC relating to senior subordinated notes of $248.0 million contain similar "change of control" provisions, which require Foamex L.P. and FCC to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if there is such a "change of control".

     On July 21, 1999, the Company was informed by Trace that it filed a petition for relief under Chapter 11 of the Bankruptcy Code in Federal Court in New York City. Subsequently, on January 24, 2000, an order was signed converting the Trace bankruptcy from Chapter 11 to Chapter 7 of the Bankruptcy Code. A trustee was appointed to oversee the liquidation of Trace's assets. Neither Trace's bankruptcy filing nor the conversion to Chapter 7 constituted a "change of control" under the provisions of the debt agreements described above. A "change of control" could take place however, if the bankruptcy court allows the Trace creditors to foreclose on and take ownership of the Company's common stock owned by Trace, or otherwise authorizes a sale or transfer of these shares, under circumstances in which a person or related group, other than Trace, acquired more than 25% of the Company's outstanding voting stock and owned a greater percentage of such voting stock than the amount beneficially owned by Trace.

     On July 31, 2000, the Company announced that it had entered into an Exchange Agreement with The Bank of Nova Scotia relating to a portion of the 7,197,426 shares of the Company's common stock pledged by Trace to The Bank of Nova Scotia. The Exchange Agreement provides for the transfer of the pledged stock to The Bank of Nova Scotia in a manner that will not constitute a "change of control" as described above. Under the Exchange Agreement, The Bank of Nova Scotia will initially receive 1,500,000 shares of the Company's common stock from the Trace bankruptcy estate and exchange these common stock shares for 15,000 shares of a new class of the Company's non-voting non-redeemable convertible preferred stock (the "Series B Preferred Stock"). Each share of the Series B Preferred Stock can be converted into 100 shares of the Company's common stock; but, only if such conversion would not trigger a "change of control" event, as discussed above. The Series B Preferred Stock would be entitled to dividends only if a dividend is declared on the Company's common stock, rank senior to any future preferred stock issued by the Company and be entitled to a liquidation preference of $100 per share. Following this exchange, The Bank of Nova Scotia will become the owner of less than 25% of the outstanding shares of the Company's common stock when the remaining 5,697,426 shares of the Company's common stock are transferred to The Bank of Nova Scotia from the Trace bankruptcy estate.

     These transactions are conditioned upon a settlement agreement between The Bank of Nova Scotia and the trustee for the Trace bankruptcy being approved by the bankruptcy court. Upon completion of these transactions, Trace will no longer own any shares of the Company's common stock.

     Management believes that it is unlikely that a "change of control" will occur as a result of Trace's bankruptcy proceedings particularly in light of the Exchange Agreement. However, if the transactions contemplated by the Exchange Agreement are not consummated, the Company would seek to resolve the issues that may arise should the "change of control" provisions be triggered, by requesting waivers of such provisions and/or refinancing certain debt, if necessary. There can be no assurance that the Company or its subsidiaries will be able to do so, or that the Company will be able to obtain waivers of such provisions. Such circumstances would raise substantial doubt about the Company's ability to continue as a going concern if the transactions contemplated by the Exchange Agreement are not consummated. The accompanying financial statements were prepared on a going-concern basis and do not include any adjustments that might result from the outcome of the Trace bankruptcy filing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Future Accounting Changes  - Accounting for Derivatives and Hedging Activities

     As previously reported, SFAS No. 133 will require the fair value of derivatives be recognized in the consolidated balance sheets. Changes in the fair value of derivatives will be recognized in earnings or in other comprehensive income, essentially depending on the structure and purpose of the derivatives. During 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends SFAS No. 133 on a limited number of issues, was issued. The statements will be effective for all quarters of all fiscal years beginning after June 15, 2000, which is the first calendar quarter of 2001 for the Company. The Company continues to evaluate the impact that the adoption of these SFAS's will have on its results of operations or financial position.

Future Accounting Changes  - Revenue Recognition and Presentation

     The SEC has issued SAB No. 101, which will be effective (as amended by SAB No. 101B) in the fourth quarter of 2000 for the Company. SAB No. 101 outlines the SEC's position that revenue should not be recognized until it is realized or realizable, including the criteria that need to be met. The Company's current policy is that revenue recognition from sales, net of discounts and estimated returns, allowances and rebates, is recognized when products are shipped at which time title passes to the customer. The Company continues to evaluate the impact, if any, that the adoption of SAB No. 101 will have on results of operations.

     During July 2000, the EITF of the Financial Accounting Standards Board reached a consensus on an issue concerning the components of revenue. EITF No. 00-10 "Accounting for Shipping and Handling Revenues and Costs" essentially requires that shipping and handling costs that are billed to a customer be included in revenue. Accordingly, the Company has determined that a portion of shipping costs billed to customers will require a reclassification from cost of sales to revenue, but continues to work on accumulating the dollar impact. EITF No. 00-10 will be effective in the fourth calendar quarter of 2000 and will require reclassification of prior periods.

Buyout Proposals

     As previously reported in the Annual Report on Form 10-K for 1999, on February 9, 2000, the Company announced that it was in discussions with respect to a proposal involving the acquisition of all of the Company's outstanding common stock for cash. On April 5, 2000, the Company announced that discussions with the potential buyer were terminated with no agreement having been reached. The Company subsequently terminated the engagement of JP Morgan, which acted as financial advisor in connection with such transaction. During the second quarter of 2000, the Company ended discussions with JP Morgan concerning an additional engagement.

Segment Results

                                                       Carpet
                                        Foam           Cushion         Automotive       Technical
                                      Products         Products         Products        Products        Other        Total
                                      --------         --------        ----------       ----------     -------     --------
                                                                            (thousands)
Quarterly period ended June 30, 2000
Net sales                             $130,753          $61,996          $92,428          $26,176      $7,756      $319,109
Income (loss) from operations           15,424            1,200            7,262            6,859      (1,606)       29,139
Depreciation and amortization            4,161            1,829            1,192              646         727         8,555
Income (loss) from operations
  as a percentage of net sales            11.8%             1.9%             7.9%            26.2%       n.m.*          9.1%

Quarterly period ended June 30, 1999
Net sales                             $126,315          $66,081          $90,810          $23,028      $6,795      $313,029
Income (loss) from operations           12,831            1,234            5,789            6,017      (4,227)       21,644
Depreciation and amortization            4,381            1,497            1,280              667         341         8,166
Income (loss) from operations
  as a percentage of net sales            10.2%             1.9%             6.4%            26.1%       n.m.*          6.9%



ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS.

                                                       Carpet
                                        Foam           Cushion         Automotive       Technical
                                      Products         Products         Products        Products        Other        Total
                                      --------         --------        ----------       ----------     -------     --------
                                                                            (thousands)
Year to date period ended June 30, 2000
Net sales                             $260,847         $122,042         $189,739          $53,630     $18,713     $644,971
Income (loss) from operations           28,202             (719)          14,428           14,363      (5,843)      50,431
Depreciation and amortization            8,089            4,004            2,395            1,289       1,494       17,271
Income (loss) from operations
  as a percentage of net sales            10.8%            (0.6)%            7.6%            26.8%       n.m.*         7.8%

Year to date period ended June 30, 1999
Net sales                             $267,184         $130,880         $179,581          $45,276     $12,971     $635,892
Income (loss) from operations           25,870            2,967           12,355           10,870      (9,106)      42,956
Depreciation and amortization            8,843            3,060            2,625            1,383         887       16,798
Income (loss) from operations
  as a percentage of net sales             9.7%             2.3%             6.9%            24.0%       n.m.*         6.8%

* not meaningful

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2000 COMPARED TO THE QUARTER ENDED JUNE 30, 1999

Income from Operations

     Net sales for the second quarter of 2000 increased 1.9% to $319.1 million from $313.0 million in the second quarter of 1999. The increase primarily reflected higher sales in the Foam Products, Automotive Products and Technical Products segments and higher sales from certain of the Company's foreign operations reported in the "Other" segment. Lower sales were recorded in the Carpet Cushion Products segment.

     Income from operations for the second quarter of 2000 was $29.1 million, which represented a 34.6% increase from the $21.6 million recorded during the comparable 1999 period. Results in 1999 included restructuring and other charges of $3.7 million. Excluding the 1999 restructuring and other charges for comparison purposes, income from operations was $25.3 million in the second quarter of 1999. On this basis, income from operations was 9.1% of net sales in 2000 compared to 8.1% of net sales in 1999.

     Higher income from operations reflected an improved gross profit margin of 14.8% in the second quarter of 2000 compared to 14.0% in same quarter of 1999. Gross profit margins benefited from price increases in certain product lines that became effective in the second quarter of 2000. The selling price increases helped to offset higher raw material costs that primarily resulted from higher oil costs. A more profitable shipment mix also contributed to the improvement. In the second quarter of 2000, gross profits were also impacted by foreign currency losses.

     Selling, general and administrative expenses were down slightly in the second quarter of 2000 with the benefits of cost savings initiatives implemented during 1999 essentially offset by increases to the allowance for uncollectible accounts receivables, higher incentive compensation accruals and professional fees. The professional fees were associated with the Exchange Agreement concerning the transfer of the Company's common stock pledged by Trace to The Bank of Nova Scotia and the shareholder litigation settlement, as discussed in
Note 1 and Note 12, respectively, to the condensed consolidated financial statements.

Foam Products

     Foam Products net sales for the second quarter of 2000 increased 3.5% to $130.8 million from $126.3 million in the second quarter of 1999. Higher sales primarily reflected improvements in volume and the impact of selling price increases that became effective during the second quarter. Partially offsetting the sales gains was a sales decline in the consumer products market and the loss of sales from the Company's packaging business that was sold in 1999. The improvement in sales combined with operating efficiencies translated to a 20.2% increase in income from operations, from $12.8 million in the second quarter of 1999 to $15.4 million in the second quarter of 2000. Income from operations was 11.8% of net sales in 2000, up from 10.2% in 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Carpet Cushion Products

     Carpet Cushion Products net sales for the second quarter of 2000 decreased 6.2% to $62.0 million from $66.1 million in the second quarter of 1999. Competitive pressures continued in the second quarter of 2000, which resulted in lower sales volumes and lower selling prices in certain product lines. Despite the sales decline, income from operations of $1.2 million was on the same level as the second quarter of 1999. Operating efficiencies and cost structure improvements helped to mitigate the unfavorable market conditions. Income from operations represented 1.9% of net sales in 2000 and in 1999.

Automotive Products

     Automotive Products net sales for the second quarter of 2000 increased 1.8% to $92.4 million from $90.8 million in the second quarter of 1999. The strong automotive market continues to fuel sales gains for lamination products. Income from operations of $7.3 million in the second quarter of 2000 compared to $5.8 million in the comparable 1999 period. The increase in income from operations was primarily due to the favorable impact of a selling price adjustment during the second quarter of 2000, which included adjustments for certain prior periods. Income from operations represented 7.9% of net sales in 2000 and 6.4% in 1999.

Technical Products

     Technical Products net sales for the second quarter of 2000 increased 13.7% to $26.2 million from $23.0 million in the second quarter of 1999. Income from operations increased 14.0% to $6.9 million in the second quarter of 2000 from $6.0 million in the second quarter of 1999. Income from operations represented 26.2% of net sales in 2000 compared to 26.1% in 1999. Favorable market conditions continued to drive sales gains in Technical Products, but with a lower-value shipment mix in the second quarter of 2000 compared to 1999.

Other

     Other primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to business segments and restructuring and other charges. The increase in net sales associated with this segment primarily resulted from an increase in net sales from the Company's Mexico City operation. The loss from operations was $1.6 million in the second quarter of 2000 and included the professional fees that were associated with the Exchange Agreement and the shareholder litigation settlement, discussed previously. The loss from operations of $4.2 million in the second quarter of 1999 included $3.7 million of restructuring and other charges.

Interest and Debt Issuance Expense

     Interest and debt issuance expense totaled $18.8 million in the second quarter of 2000, which represented a 6.2% increase from the 1999 second quarter expense of $17.7 million. The increase primarily reflected higher effective interest rates partially offset by the benefit of lower average debt levels. Higher effective interest rates reflected market conditions and the impact of certain provisions of the Foamex L.P. credit facility that require an incremental interest rate margin. During the second quarter of 2000 the interest rate margin was increased another 25 basis points to a cumulative adjustment of 50 basis points. As discussed in Note 8 to the condensed consolidated financial statements, an additional 25 basis point adjustment will become effective during the third quarter of 2000.

Income from Equity Interest in Joint Venture

     Income from an equity interest in an Asian joint venture totaled $0.4 million for the second quarter of 2000.

Other Income (Expense), Net

     Other expense, net recorded for the second quarter of 2000 totaled $0.9 million and included a loss on the disposition of fixed assets and costs incurred related to the buyout proposal discussed previously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Income Tax Expense

     The effective tax rates in 2000 and 1999 reflected the partial reversal of the deferred income tax asset valuation allowance recognized in 1998. The valuation allowance was reduced to reflect the utilization of Federal loss carryforwards that reduced the current tax component of the Federal tax provision. Additionally, the valuation allowance was reduced to offset the net deferred Federal tax liability generated in 2000 and 1999. Compared to 1999, the effective tax rate was higher in 2000 primarily due to a greater percentage of income from foreign sources.

Net Income

     Net income for the second quarter of 2000 was $8.0 million compared to $3.2 million recorded in the second quarter of 1999.

RESULTS OF OPERATIONS FOR THE YEAR TO DATE PERIOD ENDED JUNE 30, 2000 COMPARED TO THE YEAR TO DATE PERIOD ENDED JUNE 30, 1999

Income from Operations

     Net sales for the first half of 2000 increased 1.4% to $645.0 million from $635.9 million for the first half of 1999. The increase primarily reflected higher sales in the Automotive Products and Technical Products segments and higher sales from certain of the Company's foreign operations reported in the "Other" segment. Sales declines were recorded in the Foam Products and Carpet Cushion Products segments.

     Income from operations for the first half of 2000 was $50.4 million, 17.4% higher than the $43.0 million recorded during the comparable period in 1999. Results included restructuring and other charges of $3.2 million in 2000 and $7.1 million in 1999. Restructuring and other charges recorded during 2000 are discussed under "Other" below. Excluding the restructuring and other charges for comparison purposes, income from operations was $53.7 million for the first half of 2000 and $50.1 million in the first half of 1999. On this basis, income from operations was 8.3% of net sales in 2000 compared to 7.9% of net sales in 1999.

     Higher income from operations reflected an improved gross profit margin of 14.1% in the first half of 2000 compared to 13.7% in the comparable 1999 period. Gross profit margins benefited from a higher-value shipment mix and price increases in certain product lines that became effective in the second quarter of 2000. The selling price increases helped to offset higher raw material costs that primarily resulted from higher oil costs. In the first half of 2000, gross profits were also impacted by foreign currency losses.

     Selling, general and administrative expenses were down slightly in the first half of 2000 with the benefits of cost savings initiatives implemented during 1999 essentially offset by increases to the allowance for uncollectible accounts receivables, higher incentive compensation accruals and professional fees. The professional fees were associated with the Exchange Agreement concerning the transfer of the Company's common stock pledged by Trace to The Bank of Nova Scotia and the shareholder litigation settlement, as discussed in
Note 1 and Note 12, respectively, to the condensed consolidated financial statements.

Foam Products

     Foam Products net sales for the first half of 2000 decreased 2.4% to $260.8 million from $267.2 million in the first half of 1999. Lower sales primarily reflected a volume decline in the consumer products market and the loss of sales from the Company's packaging business that was sold in 1999. Despite lower sales, income from operations in the first half of 2000 was $28.2 million, up 9.0% compared to $25.9 million in the first half of 1999. The improvement largely reflected operating efficiencies and selling price increases implemented during the second quarter of 2000 that helped to offset higher raw material costs. As a percentage of net sales, income from operations was 10.8% of net sales in 2000 up from 9.7% in 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Carpet Cushion Products

     Carpet Cushion Products net sales for the first half of 2000 decreased 6.8% to $122.0 million from $130.9 million in the first half of 1999. Competitive pressures continued in the first half of 2000, which resulted in lower sales volumes and lower selling prices in certain product lines. As a result, a loss from operations of $0.7 million was recorded in the first half of 2000 compared to income from operations of $3.0 million in the comparable 1999 period. Results in Carpet Cushion Products improved during the second quarter of 2000, but any significant improvement in results is largely dependent on increased sales volume.

Automotive Products

     Automotive Products net sales for the first half of 2000 increased 5.7% to $189.7 million from $179.6 million in the first half of 1999. The strong automotive market continues to fuel sales gains for lamination products. Income from operations increased 16.8% to $14.4 million in the first half of 2000 from $12.4 million in the comparable 1999 period. The increase in income from operations was primarily due to the favorable impact of a selling price adjustment during the second quarter of 2000, which included adjustments for certain prior periods. Income from operations represented 7.6% of net sales in 2000 and 6.9% of net sales in 1999.

Technical Products

     Technical Products net sales for the first half of 2000 increased 18.5% to $53.6 million from $45.3 million in the first half of 1999. Income from operations increased 32.1% to $14.4 million in the first half of 2000 from $10.9 million in the comparable 1999 period. Income from operations represented 26.8% of net sales in 2000, up from 24.0% in 1999. The improvement reflected favorable market conditions that resulted in sales volume growth and improved operating efficiencies.

Other

     Other primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to business segments and restructuring and other charges. The increase in net sales associated with this segment primarily resulted from an increase in net sales from the Company's Mexico City operation. The loss from operations of $5.8 million in the first half of 2000 included a provision of $3.2 million for restructuring and other charges discussed below. The loss also included the professional fees that were associated with the Exchange Agreement and the shareholder litigation settlement, discussed previously. The loss from operations of $9.1 million in the first half of 1999 included $7.1 million of restructuring and other charges.

     During the first quarter of 2000, restructuring and other charges of approximately $3.2 million were recorded. The provision included $2.1 million in work force reduction costs for 30 employees, including certain executives, and employees impacted by the closure of certain operations related to a VPFSM capacity increase in North Carolina. Additionally, facility closure cost totaled $0.3 million and related equipment writedowns were $0.4 million. The first quarter 2000 provision also included $0.4 million related to changes in estimates to prior year plans.

     The Company paid $3.2 million during the first half of 2000 for the various restructuring plans recorded as of December 31, 1999 and during the first quarter of 2000. As of June 30, 2000, the components of the net accrued restructuring and plant consolidation balance included $8.8 million for plant closures and leases and $3.3 million for personnel reductions. Included in current assets was $1.5 million and in noncurrent assets was $0.2 million of estimated proceeds for facilities actively being marketed for sale. During the second quarter of 2000, the Company sold a facility relating to a prior year restructuring plan for proceeds of approximately $3.6 million. Substantially all employees impacted by the first quarter 2000 work force reduction were terminated by the end of the second quarter of 2000. Approximately $3.3 million is expected to be spent during the remainder of 2000 for the various restructuring plans.

Interest and Debt Issuance Expense

     Interest and debt issuance expense totaled $37.4 million in the first half of 2000, which represented a 5.7% increase from the 1999 first half expense of $35.4 million. The increase reflected higher effective interest rates

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

partially offset by the benefit of lower average debt levels. Higher effective interest rates reflected market conditions and the impact of certain provisions of the Foamex L.P. credit facility that requires an incremental interest rate margin. The additional interest rate margin was 25 basis points in the first quarter of 2000 and during the second quarter of 2000 the interest rate margin was increased another 25 basis points to a cumulative adjustment of 50 basis points. As discussed in Note 8 to the condensed consolidated financial statements, an additional 25 basis point adjustment will become effective during the third quarter of 2000.

Income from Equity Interest in Joint Venture

     Income from an equity interest in an Asian joint venture totaled $0.7 million for the first half of 2000.

Other Income (Expense), Net

     Other expense, net recorded for the first half of 2000 totaled $1.8 million and primarily included costs incurred related to the buyout proposal discussed previously. Other expense in 2000 also included losses on the disposition of fixed assets. Included in other income, net in the first half of 1999 of $3.1 million was a $4.2 million gain recorded on the sale of the corporate aircraft.

Income Tax Expense

     The effective tax rates in 2000 and 1999 reflect the partial reversal of the deferred income tax asset valuation allowance recognized in 1998. The valuation allowance was reduced to reflect the utilization of Federal loss carryforwards that reduced the current tax component of the Federal tax provision. Additionally, the valuation allowance was reduced to offset the net deferred Federal tax liability generated in 2000 and 1999. Compared to 1999, the effective tax rate was higher in 2000 primarily due to a greater percentage of income from foreign sources.

Net Income

     Net income for the first half of 2000 was up 6.3% to $9.8 million compared to $9.2 million in the first half of 1999.

Liquidity and Capital Resources

     The Company's operations are conducted through its wholly owned subsidiaries, Foamex L.P. and Foamex Carpet. The liquidity requirements of the Company consist primarily of the operating cash requirements of its two principal subsidiaries.

     Foamex L.P.'s operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures. The Company believes that cash flow from Foamex L.P.'s operating activities, cash on hand and periodic borrowings under its credit facility will be adequate to meet its liquidity requirements. All principal and interest payments were made as scheduled in the first half of 2000. The ability of Foamex L.P. to make distributions to the Company is restricted by the terms of its financing agreements; therefore, neither the Company nor Foamex Carpet is expected to have access to the cash flow generated by Foamex L.P. for the foreseeable future.

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

     Cash and cash equivalents totaled $2.2 million at the end of the second quarter of 2000 compared to $6.6 million at the end of 1999. Working capital at the end of the second quarter of 2000 was $110.4 million and the current ratio was 1.6 to 1 compared to working capital at the end of 1999 of $105.6 million and a current ratio of 1.6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

to 1. Significant changes to the components of working capital included an increase of $22.8 million in accounts receivable that was partially offset by a $13.5 million increase in accounts payable.

     Total debt at the end of the second quarter of 2000 was $727.8 million, down $17.5 million from year-end 1999. During the first quarter of 2000, the Foamex/GFI Note was repaid with borrowings under the Foamex L.P. revolving credit facility. The $34.5 million letter of credit that was outstanding at year-end 1999 to collateralize principal and interest payable under the Foamex/GFI Note was also terminated.

     As of June 30, 2000, there were $153.8 million of revolving credit borrowings, at a weighted average interest rate of 10.78%, under the Foamex L.P. credit facility with $13.6 million available for additional borrowings and $12.6 million of letters of credit outstanding. Borrowings by Foamex Canada Inc. ("Foamex Canada") as of June 30, 2000 were $2.5 million, at an interest rate of 8.25%, under Foamex Canada's revolving credit agreement with unused availability of approximately $2.9 million. Foamex Carpet did not have any outstanding borrowings under the Foamex Carpet credit facility at June 30, 2000, with unused availability of $14.8 million and approximately $0.2 million for a letter of credit outstanding. As of June 30, 2000, the Company's subsidiaries were in compliance with financial covenants of their loan agreements.

     Cash Flow from Operating Activities

     Cash provided by operating activities in the first half of 2000 was $19.1 million compared to $18.3 million in the first half of 1999 with the combination of earnings and working capital requirements relatively comparable in the two periods.

     Cash Flow from Investing Activities

     Cash used for investing activities totaled $7.5 million for the first half of 2000. Cash requirements for capital expenditures were $10.6 million, partially offset by $3.6 million of proceeds from the sale of assets. In the first half of 1999, cash flow provided by investing activities totaled $6.4 million primarily from $16.3 million of proceeds from the sale of assets, partially offset by $10.8 million of capital expenditures. The Company expects capital expenditures for 2000 to be approximately $25.0 million primarily as a result of the construction of two new VPFSM machines. In addition, the Company is continuing to explore the possible implementation of a new ERP software system, but no significant expenditures are anticipated for the balance of 2000.

     Cash Flow from Financing Activities

     Cash used for financing activities was $15.9 million for the first half of 2000 compared to cash used of $34.2 million in the first half of 1999. As discussed previously, the $34.0 million Foamex/GFI Note was repaid during the first quarter of 2000 with borrowings under the Foamex L.P. revolving credit facility. The remaining cash requirements for financing activities primarily reflected other debt repayments. Cash used for financing activities was $34.2 million in the first half of 1999 primarily due to net debt repayments and debt issuance costs.

Environmental Matters

     The Company is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with the Company's compliance with such laws and regulations did not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by the Company in connection with environmental matters as of June 30, 2000 was $4.3 million. Although it is possible that new information or future developments could require the Company to reassess its potential exposure to all pending environmental matters, including those described in Note 12 to the Company's condensed consolidated financial statements, the Company believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Market Risk

     The Company's debt securities with variable interest rates are subject to market risk for changes in interest rates. On June 30, 2000, indebtedness with variable interest rates totaled $468.0 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $4.7 million.

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

        The information from Note 12 of the condensed consolidated financial statements is incorporated herein by reference.

Item 2. Changes in Securities.

        Information concerning amendments to the 1993 Stock Option Plan is incorporated herein by reference to Item 4 Submission of Matters to a Vote of Security Holders.

        Information concerning an agreement with The Bank of Nova Scotia relating to the shares of the Company's common stock pledged by Trace to The Bank of Nova Scotia as a result of the Trace bankruptcy filing, including the issuance of Series B Preferred Stock in exchange for common stock of the Company, is incorporated herein by reference from
        Note 1 of the condensed consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders.

        The Company held its Annual Meeting of Stockholders on June 30, 2000. Listed below is a summary of the proposals voted on.

        Election of Directors

        All seven of the Company's directors received the votes necessary for election to serve for one-year terms or until their successors have been duly elected and qualified.

               Director                    For           Withhold Authority
        -------------------         ----------------     ------------------
        Marshall S. Cogan              13,733,710            9,790,383
        Etienne Davignon               22,583,619              940,474
        Robert J. Hay                  22,977,124              546,969
        Stuart J. Hershon              21,047,811            2,476,282
        John G. Johnson, Jr.           22,343,201            1,180,892
        John Televantos                22,986,316              537,777
        John V. Tunney                 21,021,313            2,502,780

        1993 Stock Option Plan Amendments

        Stockholders  approved  amendments  to the 1993 Stock  Option  Plan (the
        "Amended and Restated 1993 Stock Option Plan") to (i) increase from 3,000,000 to 4,750,000 the number of shares of the Company's common stock that may be issued and (ii) allow future option grants to qualify as "performance-based compensation" for purposes of the Internal Revenue Code of 1986, as amended.

            For          Against          Abstentions       Broker Non-Votes
        ----------      ---------         -----------       ----------------
        18,819,730      1,776,637           815,982           2,111,744

        Selection of PricewaterhouseCoopers LLP as Independent Accountants

        Stockholders approved the selection of PricewaterhouseCoopers LLP as independent accountants for the year ending December 31, 2000.


            For          Against          Abstentions
        ----------      ----------        -----------
        22,669,277         79,066           775,750

Item 6. Exhibits and Reports on Form 8-K.

       (a)  Exhibits

          4.14- Letter Agreement, dated as of July 31, 2000, between the Company and The Bank of Nova Scotia, incorporated by reference to the Form 8-K, dated July 31, 2000.

          10.10.7-  Amended and Restated 1993 Stock Option Plan incorporated
                    herein  by  reference  to  the  Exhibit  to  the   Company's
                    definitive proxy statement, dated May 31, 2000.

          27-       Financial Data Schedule for the quarter ended June 30, 2000.

       (b) The Company filed the following Current Reports on Form 8-K for the quarter ended June 30, 2000:

         A report dated April 5, 2000, was filed for Item 5. Other Events, concerning the termination of discussions involving a proposed buyout of the Company.

         Subsequent to quarter end, a report dated July 31, 2000,  was filed for
         Item 5. Other Events, concerning an agreement with The Bank of Nova Scotia relating to the shares of the Company's common stock pledged by Trace to The Bank of Nova Scotia as a result of the Trace bankruptcy filing.

         Subsequent to quarter end, a report dated August 1, 2000, was filed for
         Item 5. Other Events, concerning an agreement in principle to settle the shareholder litigation.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FOAMEX INTERNATIONAL INC.


Date:  August 10, 2000                 By:  /s/ Robert S. Graham, Jr.
                                           ---------------------------
                                           Robert S. Graham, Jr.
                                           Senior Vice President, Corporate
                                           Controller and Chief Accounting
                                           Officer