Form 10-Q
period 2000-09-30
FOAMEX INTERNATIONAL INC
filed 2000-11-13
CIK 912908

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 2000

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

The number of shares of the registrant's common stock outstanding as of November 8, 2000 was 23,559,994.




                            FOAMEX INTERNATIONAL INC.

                                      INDEX
                                                                                           Page

Part I.     Financial Information

      Item 1.     Financial Statements.
         Condensed   Consolidated   Statements  of  Operations  (unaudited)  -
                Quarterly and Year to Date Periods Ended September 30, 2000 and 1999         3

         Condensed  Consolidated  Balance  Sheets  (unaudited) as of September
                30, 2000 and December 31, 1999                                               4

         Condensed  Consolidated  Statements of Cash Flows  (unaudited) - Year
                to Date Periods Ended September 30, 2000 and 1999                            5

         Notes to Condensed Consolidated Financial Statements (unaudited)                    6

      Item 2.     Management's Discussion and Analysis of Financial Condition and Results
                        of Operations.                                                      16

      Item 3.     Quantitative and Qualitative Disclosures about Market Risk.               25

Part II.    Other Information

      Item 1.     Legal Proceedings.                                                        26

      Item 2.     Changes in Securities.                                                    26

      Item 5.     Other Information.                                                        26

      Item 6.     Exhibits and Reports on Form 8-K.                                         26

Signatures                                                                                  27


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                  FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                     Quarterly Periods Ended            Year to Date Periods Ended
                                                  September 30,    September 30,     September 30,       September 30,
                                                      2000             1999              2000                1999
                                                  ------------     -------------     -------------       -------------
                                                                  (thousands,except per share data)
NET SALES                                           $309,666          $330,563          $961,506           $973,998

COST OF GOODS SOLD                                   264,937           281,750           826,068            837,811
                                                    --------          --------          --------           --------

GROSS PROFIT                                          44,729            48,813           135,438            136,187

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                            17,394            19,484            54,450             56,778

RESTRUCTURING AND OTHER CHARGES                        2,842             2,988             6,064             10,112
                                                    --------          --------          --------           --------

INCOME FROM OPERATIONS                                24,493            26,341            74,924             69,297

INTEREST AND DEBT ISSUANCE EXPENSE                    19,255            18,740            56,655             54,111

INCOME FROM EQUITY INTEREST IN JOINT VENTURE             282                 -             1,014                  -

OTHER INCOME (EXPENSE), NET                             (662)             (459)           (2,467)             2,605
                                                    --------          --------          --------           --------

INCOME BEFORE PROVISION FOR INCOME TAXES               4,858             7,142            16,816             17,791

PROVISION FOR INCOME TAXES                             1,073             1,014             3,262              2,473
                                                    --------          --------          --------           --------

NET INCOME                                          $  3,785          $  6,128          $ 13,554           $ 15,318
                                                    ========          ========          ========           ========

EARNINGS PER SHARE
   BASIC                                            $   0.15          $   0.24          $   0.54           $  0.61
                                                    ========          ========          ========           =======
   DILUTED                                          $   0.15          $   0.24          $   0.54           $  0.61
                                                    ========          ========          ========           =======

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC             25,060            25,053            25,059            25,053
                                                    ========          ========          ========           =======

WEIGHTED AVERAGE NUMBER OF SHARES
   AND EQUIVALENTS - DILUTED                          25,193            25,342           25,247             25,229
                                                    ========          ========         ========            =======


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.


                  FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS                                                     September 30, 2000           December 31, 1999
                                                           ==================           =================
CURRENT ASSETS                                                    (thousands, except share data)
  Cash and cash equivalents                                      $  6,390                     $  6,577
  Accounts receivable, net of allowances of $10,387 in
    2000 and $9,549 in 1999                                       184,963                      166,571
  Inventories                                                      99,061                       97,882
  Other current assets                                             19,405                       23,662
                                                                 --------                     --------
     Total current assets                                         309,819                      294,692
                                                                 --------                     --------

Property, plant and equipment                                     394,192                      384,978
Less accumulated depreciation                                    (179,405)                    (163,145)
                                                                 --------                     --------
  NET PROPERTY, PLANT AND EQUIPMENT                               214,787                      221,833

COST IN EXCESS OF ASSETS ACQUIRED, net of accumulated
  amortization of $27,608 in 2000 and $23,252 in 1999             210,593                      215,258

DEBT ISSUANCE COSTS, net of accumulated
  amortization of $9,593 in 2000 and $6,791 in 1999                16,164                       18,966

OTHER ASSETS                                                       26,002                       30,564
                                                                 --------                     --------

TOTAL ASSETS                                                     $777,365                     $781,313
                                                                 ========                     ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Short-term borrowings                                          $      -                     $  1,627
  Current portion of long-term debt                                 7,684                        7,866
  Current portion of long-term debt - related party                11,408                       10,530
  Accounts payable                                                122,395                       86,576
  Cash overdrafts                                                  26,851                        5,856
  Accrued employee compensation and benefits                       24,413                       17,878
  Accrued interest                                                 13,234                        9,741
  Accrued customer rebates                                         22,944                       22,823
  Other accrued liabilities                                        25,348                       26,149
                                                                 --------                     --------
     Total current liabilities                                    254,277                      189,046

LONG-TERM DEBT                                                    614,299                      646,544
LONG-TERM DEBT - RELATED PARTY                                     38,610                       78,753
OTHER LIABILITIES                                                  23,531                       33,351
                                                                 --------                     --------
     Total liabilities                                            930,717                      947,694
                                                                 --------                     --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred Stock, par value $1.00 per share:
   Authorized 5,000,000 shares - none issued                            -                            -
  Common Stock, par value $.01 per share:
   Authorized 50,000,000 shares
   Issued 27,048,994 and 27,045,480 shares, respectively;
   Outstanding 25,059,994 and 25,056,480 shares, respectively         270                          270
  Additional paid-in capital                                       87,502                       87,475
  Accumulated deficit                                            (204,391)                    (217,945)
  Accumulated other comprehensive income (loss)                    (8,310)                      (7,758)
  Other                                                           (28,423)                     (28,423)
                                                                 --------                     --------
     Total stockholders' deficit                                 (153,352)                    (166,381)
                                                                 --------                     --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $777,365                     $781,313
                                                                 ========                     ========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                  FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                     Year to Date Periods Ended
                                                                September 30,        September 30,
                                                                     2000                1999
                                                                -------------        -------------
                                                                           (thousands)
OPERATING ACTIVITIES
  Net income                                                       $13,554             $ 15,318
  Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                                    26,727               25,772
   Amortization of debt issuance costs, debt discount,
     debt premium and deferred swap adjustment and gain                894                  696
   Asset writedowns and other charges                                2,789                2,073
   (Gain) loss on disposal of assets                                 1,204               (4,217)
   Other operating activities                                        4,298                2,703
   Changes in operating assets and liabilities, net                 18,042               (6,761)
                                                                   -------              -------

       Net cash provided by operating activities                    67,508               35,584
                                                                   -------              -------

INVESTING ACTIVITIES
  Capital expenditures                                             (18,957)             (14,861)
  Proceeds from sale of assets                                       3,525               16,313
  Other investing activities                                        (1,134)                 924
                                                                   -------              -------

       Net cash provided by (used for) investing activities        (16,566)               2,376
                                                                   -------              -------

FINANCING ACTIVITIES
  Net proceeds from (repayments of) short-term borrowings           (1,627)                 679
  Net repayments of revolving loans                                (12,031)             (14,332)
  Repayments of long-term debt                                     (19,201)             (15,862)
  Repayments of long-term debt - related party                     (39,265)              (7,020)
  Increase (decrease) in cash overdrafts                            20,995               (2,017)
  Debt issuance costs                                                    -               (7,993)
  Other financing activities                                             -                  253
                                                                   -------              -------

       Net cash used for financing activities                      (51,129)             (46,292)
                                                                   -------              -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (187)              (8,332)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                             6,577               12,572
                                                                   -------              -------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                                 $ 6,390              $ 4,240
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

Change in Control

     Trace International Holdings, Inc. ("Trace") is a privately held company, which owned approximately 29% of the Company's outstanding voting common stock at September 30, 2000, and whose former Chairman also serves as the Company's Chairman. The Company's common stock owned by Trace is pledged as collateral against certain of Trace's obligations. Certain credit agreements and promissory notes of the Company's subsidiaries, pursuant to which approximately $401.1 million of principal was outstanding as of September 30, 2000, provided that a "change of control" would be an event of default and could result in the acceleration of such indebtedness. "Change of control" means, for this purpose, that (i) a person or related group, other than Trace, beneficially owns more than 25% of the Company's outstanding voting stock and (ii) such voting stock constitutes a greater percentage of such voting stock than the amount beneficially owned by Trace. Additionally, certain indentures of Foamex L.P. and Foamex Capital Corporation ("FCC") relating to senior subordinated notes of $248.0 million contain similar "change of control" provisions, which require Foamex L.P. and FCC to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if there is such a "change of control".

     On July 21, 1999, the Company was informed by Trace that it filed a petition for relief under Chapter 11 of the Bankruptcy Code in Federal Court in New York City. Subsequently, on January 24, 2000, an order was signed converting the Trace bankruptcy from Chapter 11 to Chapter 7 of the Bankruptcy Code. A trustee was appointed to oversee the liquidation of Trace's assets. Neither Trace's bankruptcy filing nor the conversion to Chapter 7 constituted a "change of control" under the provisions of the debt agreements described above. A "change of control" could take place, however, if the bankruptcy court allows the Trace creditors to foreclose on and take ownership of the Company's common stock owned by Trace, or otherwise authorizes a sale or transfer of these shares, under circumstances in which a person or related group, other than Trace, acquired more than 25% of the Company's outstanding voting stock and owned a greater percentage of such voting stock than the amount beneficially owned by Trace.

     On July 31, 2000, the Company announced that it had entered into an agreement (the "Exchange Agreement") with The Bank of Nova Scotia relating to a portion of the 7,197,426 shares of the Company's common stock pledged by Trace to The Bank of Nova Scotia. The Exchange Agreement provides for the transfer of the pledged stock to The Bank of Nova Scotia in a manner that will not constitute a "change of control" as described above. Under the Exchange
Agreement, The Bank of Nova Scotia will initially receive 1,500,000 shares of the Company's common stock from the Trace bankruptcy estate and exchange these common stock shares for 15,000 shares of a new class of the Company's non-voting non-redeemable convertible preferred stock (the "Series B Preferred Stock"). Each share of the Series B Preferred Stock can be converted into 100 shares of the Company's common stock but only if such conversion would not trigger a "change of control" event, as discussed above. The Series B Preferred Stock would be entitled to dividends only if a dividend is declared on the Company's common stock, rank senior to any future preferred stock issued by the Company and be entitled to a liquidation preference of $100 per share. Following this exchange, The Bank of Nova Scotia will become the owner of less than 25% of the outstanding shares of the Company's common stock when the remaining 5,697,426 shares of the Company's common stock are transferred to The Bank of Nova Scotia from the Trace bankruptcy estate.

     These transactions were conditioned upon bankruptcy court approval of a settlement agreement between The Bank of Nova Scotia and the trustee for the Trace bankruptcy, which was entered on October 18, 2000. On November 2, 2000, the transactions contemplated by the Exchange Agreement and the settlement agreement were consummated. As a result, Trace no longer owns any shares of the Company's common stock and The Bank of Nova Scotia owns approximately 24% of the Company's outstanding voting common stock.

Accounting Changes  - Revenue Recognition and Presentation

     The Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 will be effective (as amended by SAB No. 101B) in the fourth quarter of 2000 for the Company. SAB No. 101 outlines the SEC's position that revenue should not be recognized until it is realized or realizable, including a comprehensive review of the conditions and criteria necessary for revenue recognition. The Company's current accounting policy is that revenue recognition from sales, net of discounts and estimated returns, allowances and rebates, is recognized when products are shipped at which time title passes to the customer. Additionally, the Company has internal policies and an on-going audit program to support the accounting policy. Based on the review completed to date of the SAB No. 101 requirements, no significant impact is anticipated on the revenue recognition practices of the Company.

     During July 2000, the Emerging Issues Task Force (the "EITF") of the Financial Accounting Standards Board reached a consensus on an issue concerning the components of revenue. EITF No. 00-10 "Accounting for Shipping and Handling Revenues and Costs" essentially requires that shipping and handling costs that are billed to a customer be included in revenue. The Company has determined that a portion of shipping costs billed to customers required a reclassification from cost of sales to revenue. Accordingly, net sales reported for all periods in the condensed consolidated statements of operations reflect the reclassification required. On a segment basis, Note 10, the Carpet Cushion Segment was the only business segment impacted and net sales for all periods presented reflect the reclassification required. All other shipping and handling costs associated with product shipments are reported in cost of goods sold.

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

3.   INCOME TAXES

     The effective tax rates in 2000 and 1999 reflect the partial reversal of the deferred income tax asset valuation allowance recognized in 1998. The valuation allowance was reduced to reflect the utilization of Federal loss carryforwards that reduced the current tax component of the Federal tax provision. Additionally, the valuation allowance was reduced to offset the net deferred Federal tax liability generated in 2000 and 1999. The effective tax rate was higher in 2000 compared to 1999 primarily due to a greater percentage of income from foreign sources and a higher effective rate on foreign source income.

4.   EARNINGS PER SHARE

     The following table shows the amounts used in computing earnings per share.

                                                    Quarterly Periods Ended            Year to Date Periods Ended
                                                 September 30,    September 30,      September 30,     September 30,
                                                     2000             1999               2000              1999
                                                 -------------    -------------      -------------     -------------
                                                                 (thousands, except per share amounts)
     Basic earnings per share (a)
      Net income                                    $ 3,785         $ 6,128              $13,554          $15,318
                                                    =======         =======              =======          =======

      Average common stock outstanding               25,060          25,053               25,059           25,053
                                                    =======         =======              =======          =======

      Basic earnings per share                      $  0.15         $  0.24              $  0.54          $  0.61
                                                    =======         =======              =======          =======

     Diluted earnings per share (a)
      Net income available for common stock
        and dilutive securities                     $ 3,785         $ 6,128              $13,554          $15,318
                                                    =======         =======              =======          =======

      Average common stock outstanding               25,060          25,053               25,059           25,053

      Common stock equivalents resulting
        from stock options (b)                          133             289                  188              176
                                                    -------         -------              -------          -------

      Average common stock and dilutive
        equivalents                                  25,193          25,342               25,247           25,229
                                                    =======         =======              =======          =======

      Diluted earnings per share                    $  0.15         $  0.24              $  0.54          $  0.61
                                                    =======         =======              =======          =======

(a) On November 2, 2000, 1,500,000 shares of common stock were exchanged for 15,000 shares of Series B Preferred Stock as part of an agreement to resolve certain change in control issues, discussed in Note 1. The impact of the transaction on the earnings per share calculations will be to reduce the number of common stock shares outstanding used in the average common stock outstanding calculation. Regarding the diluted earnings per share calculation, the Series B Preferred Stock will be considered a common stock equivalent of 1,500,000 shares.

(b) The number of stock options that were not included in the diluted earnings per share calculations because the exercise price was greater than the average market price totaled 2,046,200 and 704,100 for the third quarter of 2000 and 1999, respectively. The number of stock options not included in the diluted earnings per share calculations for the year to date period 2000 was 1,539,800 and 905,300 in the year to date period 1999.

5.   COMPREHENSIVE INCOME

     The components of comprehensive income are listed below.

                                                    Quarterly Periods Ended          Year to Date Periods Ended
                                                September 30,      September 30,   September 30,        September 30,
                                                    2000               1999            2000                 1999
                                                -------------      ------------    ------------         -------------
                                                                          (thousands)
     Net income                                     $3,785           $6,128           $13,554               $15,318
     Foreign currency translation adjustments         (387)            (464)             (552)                  347
                                                    ------           ------           -------               -------
           Total comprehensive income               $3,398           $5,664           $13,002               $15,665
                                                    ======           ======           =======               =======

6.   RESTRUCTURING AND OTHER CHARGES

     During the first quarter of 2000, restructuring and other charges of approximately $3.2 million were recorded. The provision included $2.1 million in work force reduction costs for 30 employees, including certain executives, and employees impacted by the closure of certain operations as a result of a VPFSM capacity increase in North Carolina. Additionally, facility closure costs totaled $0.3 million and related equipment writedowns were $0.4 million. The first quarter 2000 provision also included $0.4 million related to changes in estimates to prior year plans.

     During the third quarter of 2000, restructuring and other charges of approximately $2.8 million were recorded. The provision was primarily for the consolidation of pourline operations and certain product line rationalizations resulting from the closure of facilities in Indiana and Arkansas. Components of the provision included $2.0 million for fixed asset writedowns, $0.8 million for facility closure costs and $0.2 million in work force reduction costs for 72 employees. The third quarter of 2000 provision also included a favorable adjustment of $0.2 million related to changes in estimates to previously recognized restructuring plans.

     The Company paid $5.3 million during the first three quarters of 2000 for the various restructuring plans recorded as of December 31, 1999 and recorded during the first and third quarters of 2000. As of September 30, 2000, the components of the net accrued restructuring and plant consolidation balance included $8.2 million for plant closures and leases and $2.6 million for personnel reductions. Included in noncurrent assets was $0.3 million of estimated proceeds for facilities actively being marketed for sale. During the second quarter of 2000, the Company sold a facility relating to a prior year restructuring plan for proceeds of approximately $3.6 million. Substantially all employees impacted by the first quarter 2000 work force reduction were terminated by the end of the second quarter of 2000. Employees impacted by the third quarter 2000 work force reduction are anticipated to be terminated by the end of 2000. Approximately $1.5 million is expected to be spent during the remainder of 2000 for the various restructuring plans.

7.   INVENTORIES

     The components of inventory are listed below.

                                            September 30,       December 31,
                                                2000                1999
                                            -------------       ------------
                                                       (thousands)
     Raw materials and supplies                $64,452            $67,520
     Work-in-process                            12,739             11,574
     Finished goods                             21,870             18,788
                                               -------            -------
      Total                                    $99,061            $97,882
                                               =======            =======

8.   LONG-TERM DEBT

     The components of long-term debt are listed below.

                                                                September 30,            December 31,
                                                                     2000                    1999
                                                                -------------            ------------
     Foamex L.P. credit facility                                             (thousands)
      Term loan B (a) (e)                                         $ 77,335                 $ 81,874
      Term loan C (a) (e)                                           70,305                   74,431
      Term loan D (a) (e)                                          101,826                  107,800
      Revolving credit facility (a) (b) (c) (e)                    101,654                  113,685
     Foamex Carpet credit facility (d)                                   -                        -
     9 7/8% senior subordinated notes due 2007                     150,000                  150,000
     13 1/2% senior subordinated notes due 2005 (includes
      $8,756 and $10,100 of unamortized debt premium)              106,756                  108,100
     Industrial revenue bonds                                        7,000                    7,000
     Subordinated note payable (net of unamortized
      debt discount of $84 and $232)                                 2,254                    4,444
     Other                                                           4,853                    7,076
                                                                  --------                 --------
                                                                   621,983                  654,410

     Less current portion                                            7,684                    7,866
                                                                  --------                 --------

     Long-term debt - unrelated parties                           $614,299                 $646,544
                                                                  ========                 ========


     The components of related party long-term debt are listed below.


                                                                September 30,            December 31,
                                                                     2000                    1999
                                                                -------------            ------------
                                                                             (thousands)
     Foamex/GFI Note (c)                                          $      -                 $ 34,000
     Note payable to Foam Funding LLC (f)                           50,018                   55,283
                                                                  --------                 --------
                                                                    50,018                   89,283

     Less current portion                                           11,408                   10,530
                                                                  --------                 --------

     Long-term debt - related party                               $ 38,610                 $ 78,753
                                                                  ========                 ========

(a) Effective January 1, 2000, the interest rate on outstanding borrowings under the Foamex L.P. credit facility will increase by 25 basis points each quarter that Foamex L.P.'s leverage ratio, as defined, exceeds 5.00 to 1.00. Once the leverage ratio is reduced below this level, the cumulative amount of the 25 basis point adjustments to the interest rate on borrowings will be eliminated. At December 31, 1999, the calculated leverage ratio was 5.48 to 1.00. Consequently, the basis point adjustment was applicable for the calculation of interest in the first quarter of 2000. At March 31, 2000, the calculated leverage ratio was 5.51 to 1.00 and an additional 25 basis point adjustment became effective in the second quarter of 2000. At June 30, 2000, the calculated ratio was 5.32 to 1.00 and an additional 25 basis point adjustment became effective during the third quarter of 2000. At September 30, 2000, the calculated leverage ratio was 4.88 to 1.00. Consequently, the cumulative adjustment of 75 basis points will be reset to zero during the fourth quarter.

(b) At September 30, 2000, the revolving credit facility commitment was $180.0 million, the weighted average interest rate was 10.75%, available borrowings totaled $66.9 million and letters of credit outstanding totaled $11.4 million. The commitment under the revolving credit facility is reduced $2.5 million each quarter during the remaining term of the agreement, which expires in June 2003. On October 2, 2000, the revolving credit facility commitment was $177.5 million with the third quarter 2000 reduction applied on October 2nd because the last day of the third quarter of 2000 was a weekend.




8.   LONG-TERM DEBT (continued)

(c) During the first quarter of 2000, the Foamex/GFI Note was repaid with borrowings under the Foamex L.P. revolving credit facility. The $34.5 million letter of credit that was outstanding at year-end 1999 to collateralize principal and interest payable under the Foamex/GFI Note was also terminated.

(d) At September 30, 2000, available borrowings under the Foamex Carpet Cushion, Inc. ("Foamex Carpet") credit facility totaled $14.9 million and a $0.1 million letter of credit was outstanding.

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

Debt Covenants

     The indentures, credit facilities and other indebtedness agreements contain certain covenants that limit, among other things to varying degrees, the ability of the Company's subsidiaries (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interests, as defined,
(iv) to merge, consolidate or sell all or substantially all of its assets or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Also, the Company's subsidiaries are required under certain of these agreements to maintain specified financial ratios of which the most restrictive are the maintenance of net worth, interest coverage, fixed charge coverage and leverage ratios, as defined. Under the most restrictive of the distribution restrictions, the Company was available to be paid by its subsidiaries as of September 30, 2000, funds only to the extent necessary to enable the Company to meet its tax payment liabilities.

     Foamex L.P. and Foamex Carpet, the principal subsidiaries of the Company, were in compliance with the various financial covenants of their loan agreements as of September 30, 2000.

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

     Segment results are presented below.

                                                            Carpet
                                              Foam         Cushion        Automotive     Technical
                                            Products       Products        Products      Products        Other         Total
                                            --------       --------       ----------     ---------      -------       -------
                                                                          (thousands)
Quarterly period ended September 30, 2000
Net sales                                  $135,999         $63,301         $76,242       $27,029        $7,095       $309,666
Income (loss) from operations                15,554           1,428           3,985         7,651        (4,125)        24,493
Depreciation and amortization                 4,132           2,068           1,198           657         1,401          9,456

Quarterly period ended September 30, 1999
Net sales                                  $139,111         $73,774         $83,355       $24,322       $10,001       $330,563
Income (loss) from operations                16,228           2,497           6,832         6,438        (5,654)        26,341
Depreciation and amortization                 4,512           1,587           1,370           736           769          8,974

Year to date period ended September 30, 2000
Net sales                                  $396,846        $192,212        $265,981       $80,659       $25,808       $961,506
Income (loss) from operations                43,756             709          18,413        22,014        (9,968)        74,924
Depreciation and amortization                12,221           6,072           3,593         1,946         2,895         26,727

Year to date period ended September 30, 1999
Net sales                                  $406,295        $212,197        $262,936       $69,598       $22,972       $973,998
Income (loss) from operations                42,098           5,464          19,187        17,308       (14,760)        69,297
Depreciation and amortization                13,355           4,647           3,995         2,119         1,656         25,772

11.  RELATED PARTY TRANSACTIONS AND BALANCES

Foam Funding LLC Debt

     During the quarter and year to date periods ended September 30, 2000, subsidiaries of the Company paid $1.3 million and $4.5 million of interest, respectively, on notes payable to Foam Funding LLC. During the year to date period ended September 30, 2000, subsidiaries of the Company paid $39.3 million of principal on notes payable to Foam Funding LLC. There were no such principal payments in the third quarter of 2000. Included in the principal payments was the repayment of the Foamex/GFI Note discussed in Note 8.

     During the quarter and year to date periods ended September 30, 1999, subsidiaries of the Company paid $1.9 million and $5.6 million of interest, respectively, on notes payable to Foam Funding LLC. During the quarter and year to date periods ended September 30, 1999, subsidiaries of the Company paid $2.6 million and $7.0 million of principal, respectively, on notes payable to Foam Funding LLC.

12.  COMMITMENTS AND CONTINGENCIES

Litigation - Shareholder

     On August 1, 2000, the Company announced that it had reached agreements in principle with the plaintiffs in the stockholder actions described below providing for the settlement and dismissal of such actions, subject to certain conditions, including court approval.

     The Shareholder Litigation. Beginning on March 17, 1998, six actions, which were subsequently consolidated under the caption In re Foamex International Inc. Shareholders Litigation, were filed in the Court of Chancery of the State of Delaware, and on August 13, 1999 another action, Watchung Road Associates, L.P., et al. v. Foamex International Inc., et al., was filed in the same court. The two actions were consolidated on May 3, 2000, into a single action under the caption In re Foamex International Inc. Shareholders Litigation (the "Delaware Action"). The Delaware Action, a purported derivative and class action on behalf of the Company and its stockholders, originally named as defendants the Company, certain of its current and former directors and officers,

Trace and a Trace affiliate. The complaint in the Delaware Action alleges, among other things, that certain of the defendants breached their fiduciary duties to the Company in connection with an attempt by Trace to acquire the Company's publicly traded common stock as well as with a potential acquisition transaction with a group led by Sorgenti Chemical Industries LLC, and that certain of the defendants breached their fiduciary duties by causing the Company to waste assets in connection with a variety of transactions entered into with Trace and its affiliates. The Delaware Action seeks various remedies, including injunctive relief, money damages and the appointment of a receiver for the Company.

     On April 26, 1999, a putative securities class action entitled Molitor v. Foamex International Inc., et al., was filed in the United States District Court for the Southern District of New York naming as defendants the Company, Trace and certain current and former officers and directors of the Company, on behalf of stockholders who bought shares of the Company's common stock during the period from May 7, 1998 through and including April 16, 1999. The lawsuit alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by misrepresenting and/or omitting material information about the Company's financial situation and operations, with the result of artificially inflating the price of the Company's stock. The lawsuit also alleges that Trace and Marshall S. Cogan violated Section 20(a) of the Securities Exchange Act of 1934 as controlling persons of the Company. The complaint seeks class certification, a declaration that defendants violated the federal securities laws, an award of money damages, and costs and attorneys', accountants' and experts' fees. On May 18, 1999, a similar action entitled Thomas W. Riley v. Foamex International Inc., et al., was filed in the same court. The two actions were consolidated and a consolidated complaint was filed; the consolidated suit is referred to herein as the "Federal Action."

     The Settlements. Under the terms of the agreement in principle to settle the Federal Action, members of the class of shareholders who purchased shares of common stock between May 7, 1998 and April 16, 1999 will receive payments as defined in the agreement. On August 23, 2000, the Company and the plaintiffs in the Federal Action entered into definitive documentation reflecting such settlement, which as noted below, remains subject to court approval. Payment to class members in the Federal Action, along with plaintiffs' lawyers' fees in the Federal Action and the Delaware Action, will be paid directly by the Company's insurance carrier on behalf of the Company.

     Under the terms of the agreement in principle to settle the Delaware Action, the Company agreed that a special nominating committee of the Board of Directors, consisting of Robert J. Hay as chairman, Stuart J. Hershon, John G. Johnson, Jr., and John V. Tunney, will nominate two additional independent directors to serve on the Board. The terms of the agreement also establish the criteria for the independence of the directors and require that certain transactions with affiliates be approved by a majority of the disinterested members of the Board. As discussed in Part II - Other Information, Item 5 Other Information, the Company announced on September 28, 2000, that a new director was elected to the Board. The settlement of the Delaware Action is subject to the negotiation of a final documentation, which is in process. In the course of these negotiations in November 2000, additional issues were raised by plaintiffs in the Delaware Action, and there is no assurance that the parties to the agreement in principle in the Delaware Action will reach agreement on the final terms of a settlement.

     The settlements of both the Delaware Action (assuming a definitive settlement agreement is reach with plaintiffs) and of the Federal Action are subject to court approval, which, if obtained, will resolve all outstanding shareholder litigation against the Company and its current and former directors and officers. On September 22, 2000, the court in the Federal Action ordered preliminary approval of the settlement of the Federal Action, and has scheduled a fairness hearing on such settlement for January 11, 2001. The settlements involve no admissions or findings of liability or wrongdoing by the Company or any individuals.

Litigation - Breast Implants

     As of  November  3,  2000,  the  Company  and  Trace  were two of  multiple defendants in actions filed on behalf of approximately 2,922 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 39 residents of Australia, New Zealand, England, and Ireland. The Company believes that the number of suits and claimants may increase. During 1995, the Company and Trace were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final.

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

Environmental

     The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of September 30, 2000, the Company had accruals of approximately $3.9 million for environmental matters. During 1998, the Company established an allowance of $1.2 million relating to receivables from Trace for environmental indemnifications due to the financial difficulties of Trace.

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

     The Company has reported to the appropriate state authorities that it has found soil and/or groundwater contamination in excess of state standards at seven sites. These sites are in various stages of investigation or remediation. Accordingly, the extent of contamination and the ultimate liability is not known with certainty for all sites. The Company has accruals of $2.8 million for the estimated cost of remediation, including professional fees and monitoring costs, for these sites. During 2000, Foamex L.P., a wholly owned subsidiary of the Company, reached an indemnification agreement with the former owner of the Morristown, Tennessee facility. The agreement allocates the incurred and future remediation costs between the former owner and Foamex L.P. The estimated allocation of future costs for the remediation of this facility is not significant, based on current information known. The former owner was Recticel Foam Corporation, a subsidiary of Recticel s.a.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Change in Control

     Trace is a privately held company, which owned approximately 29% of the Company's outstanding voting common stock at September 30, 2000, and whose former Chairman also serves as the Company's Chairman. The Company's common stock owned by Trace is pledged as collateral against certain of Trace's obligations. Certain credit agreements and a promissory note of the Company's subsidiaries, pursuant to which approximately $401.1 million of principal was outstanding as of September 30, 2000, provided that a "change of control" would be an event of default and could result in the acceleration of such indebtedness. "Change of control" means, for this purpose, that (i) a person or related group, other than Trace, beneficially owns more than 25% of the Company's outstanding voting stock and (ii) such voting stock constitutes a greater percentage of such voting stock than the amount beneficially owned by Trace. Additionally, certain indentures of Foamex L.P. and FCC relating to senior subordinated notes of $248.0 million contain similar "change of control" provisions, which require Foamex L.P. and FCC to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if there is such a "change of control".

     On July 21, 1999, the Company was informed by Trace that it filed a petition for relief under Chapter 11 of the Bankruptcy Code in Federal Court in New York City. Subsequently, on January 24, 2000, an order was signed converting the Trace bankruptcy from Chapter 11 to Chapter 7 of the Bankruptcy Code. A trustee was appointed to oversee the liquidation of Trace's assets. Neither Trace's bankruptcy filing nor the conversion to Chapter 7 constituted a "change of control" under the provisions of the debt agreements described above. A "change of control" could take place, however, if the bankruptcy court allows the Trace creditors to foreclose on and take ownership of the Company's common stock owned by Trace, or otherwise authorizes a sale or transfer of these shares, under circumstances in which a person or related group, other than Trace, acquired more than 25% of the Company's outstanding voting stock and owned a greater percentage of such voting stock than the amount beneficially owned by Trace.

     On July 31, 2000, the Company announced that it had entered into an Exchange Agreement with The Bank of Nova Scotia relating to a portion of the 7,197,426 shares of the Company's common stock pledged by Trace to The Bank of Nova Scotia. The Exchange Agreement provides for the transfer of the pledged stock to The Bank of Nova Scotia in a manner that will not constitute a "change of control" as described above. Under the Exchange Agreement, The Bank of Nova Scotia will initially receive 1,500,000 shares of the Company's common stock from the Trace bankruptcy estate and exchange these common stock shares for 15,000 shares of a new class of the Company's non-voting non-redeemable convertible preferred stock (the "Series B Preferred Stock"). Each share of the Series B Preferred Stock can be converted into 100 shares of the Company's common stock but only if such conversion would not trigger a "change of control" event, as discussed above. The Series B Preferred Stock would be entitled to dividends only if a dividend is declared on the Company's common stock, rank senior to any future preferred stock issued by the Company and be entitled to a liquidation preference of $100 per share. Following this exchange, The Bank of Nova Scotia will become the owner of less than 25% of the outstanding shares of the Company's common stock when the remaining 5,697,426 shares of the Company's common stock are transferred to The Bank of Nova Scotia from the Trace bankruptcy estate.

     These transactions were conditioned upon bankruptcy court approval of a settlement agreement between The Bank of Nova Scotia and the trustee for the Trace bankruptcy, which was entered on October 18, 2000. On November 2, 2000, the transactions contemplated by the Exchange Agreement and the settlement agreement were consummated. As a result, Trace no longer owns any shares of the Company's common stock and The Bank of Nova Scotia owns approximately 24% of the Company's outstanding voting common stock.

Accounting Changes  - Revenue Recognition and Presentation

     The SEC issued SAB No. 101,  which will be effective (as amended by SAB No.
101B) in the fourth quarter of 2000 for the Company. SAB No. 101 outlines the SEC's position that revenue should not be recognized until it is realized or realizable, including a comprehensive review of the conditions and criteria necessary for revenue recognition. The Company's current accounting policy is that revenue recognition from sales, net of discounts and estimated returns, allowances and rebates, is recognized when products are shipped at which time title passes to the customer. Additionally, the Company has internal policies and an on-going audit program to support the accounting policy. Based on the review completed to date of the SAB No. 101 requirements, no significant impact is anticipated on the revenue recognition practices of the Company.

     During July 2000, the EITF of the Financial Accounting Standards Board reached a consensus on an issue concerning the components of revenue. EITF No. 00-10 "Accounting for Shipping and Handling Revenues and Costs" essentially requires that shipping and handling costs that are billed to a customer be included in revenue. The Company has determined that a portion of shipping costs billed to customers required a reclassification from cost of sales to revenue. Accordingly, net sales reported for all periods in the condensed consolidated statements of operations reflect the reclassification required. On a segment basis, see Note 10 to the condensed consolidated financial statements, the Carpet Cushion Segment was the only business segment impacted and net sales for all periods presented reflect the reclassification required. All other shipping and handling costs associated with product shipments are reported in costs of goods sold.

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

Segment Results


                                                            Carpet
                                              Foam         Cushion        Automotive     Technical
                                            Products       Products        Products      Products        Other         Total
                                            --------       --------       ----------     ---------      -------       -------
                                                                          (thousands)
Quarterly period ended September 30, 2000
Net sales                                  $135,999         $63,301         $76,242       $27,029        $7,095       $309,666
Income (loss) from operations                15,554           1,428           3,985         7,651        (4,125)        24,493
Depreciation and amortization                 4,132           2,068           1,198           657         1,401          9,456
Income (loss) from operations
  as a percentage of net sales                11.4%            2.3%            5.2%         28.3%          n.m*           7.9%

Quarterly period ended September 30, 1999
Net sales                                  $139,111         $73,774         $83,355       $24,322       $10,001       $330,563
Income (loss) from operations                16,228           2,497           6,832         6,438        (5,654)        26,341
Depreciation and amortization                 4,512           1,587           1,370           736           769          8,974
Income (loss) from operations
  as a percentage of net sales                11.7%            3.4%            8.2%         26.5%          n.m*           8.0%



                                                            Carpet
                                              Foam         Cushion        Automotive     Technical
                                            Products       Products        Products      Products        Other         Total
                                            --------       --------       ----------     ---------      -------       -------
                                                                          (thousands)
Year to date period ended September 30, 2000
Net sales                                  $396,846        $192,212        $265,981       $80,659       $25,808       $961,506
Income (loss) from operations                43,756             709          18,413        22,014        (9,968)        74,924
Depreciation and amortization                12,221           6,072           3,593         1,946         2,895         26,727
Income (loss) from operations
  as a percentage of net sales                11.0%            0.4%            6.9%         27.3%          n.m*           7.8%

Year to date period ended September 30, 1999
Net sales                                  $406,295        $212,197        $262,936       $69,598       $22,972       $973,998
Income (loss) from operations                42,098           5,464          19,187        17,308       (14,760)        69,297
Depreciation and amortization                13,355           4,647           3,995         2,119         1,656         25,772
Income (loss) from operations
  as a percentage of net sales                10.4%            2.6%            7.3%         24.9%          n.m*           7.1%

* not meaningful

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1999

Income from Operations

     Net sales for the third quarter of 2000 decreased 6.3% to $309.7 million from $330.6 million in the third quarter of 1999. As discussed on a segment basis below, lower sales were recorded in all segments, except for Technical Products.

     Income from operations for the third quarter of 2000 was $24.5 million, which represented a 7.0% decrease from the $26.3 million recorded during the comparable 1999 period. Results included restructuring and other charges of $2.8 million in 2000 and $3.0 million in 1999. Restructuring and other charges recorded during 2000 are discussed under "Other" below. Excluding the restructuring and other charges for comparison purposes, income from operations was $27.3 million in the third quarter of 2000 compared to $29.3 million in the 1999 third quarter. On this basis, income from operations was 8.8% of net sales in 2000 compared to 8.9% of net sales in 1999.

     The sales decline coupled with higher raw material costs resulted in the income from operations decrease. Higher oil prices continued to drive raw material cost increases and these increased costs were not fully recovered through selling price increases, improved operating efficiencies and lower selling, general and administrative expenses, discussed below. The gross profit margin was 14.4% in the third quarter of 2000 compared to 14.8% in same quarter of 1999.

     Selling, general and administrative expenses were down 10.7% in the third quarter of 2000 compared to the third quarter of 1999. Contributing to the decrease were lower selling expenses and certain executive compensation expenses. Expenses in 1999 also included certain non-recurring professional fees.

     Foam Products

     Foam Products net sales for the third quarter of 2000 decreased 2.2% to $136.0 million from $139.1 million in the third quarter of 1999. The decrease was primarily attributable to a sales decline in the consumer products market and the loss of sales from the Company's packaging business that was sold in 1999. Partially offsetting the sales declines were selling price increases that became effective during the second quarter of 2000 and an increase in demand for bedding products. The combination of lower sales and higher raw material costs resulted in a 4.2% decrease in income from operations, from $16.2 million in the third quarter of 1999 to $15.6 million in the third quarter of 2000. Income from operations was 11.4% of net sales in 2000, down from 11.7% in 1999.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the third quarter of 2000 decreased 14.2% to $63.3 million from $73.8 million in the third quarter of 1999. The sales decline primarily reflected competitive pressures that resulted in lower sales volumes across all product lines. Lower selling prices in certain product lines and a lower value shipment mix also contributed to the sales decline. Lower sales translated to a 42.8% decline in income from operations, from $2.5 million in the third quarter of 1999 to $1.4 million in the third quarter of 2000. Income from operations represented 2.3% of net sales in 2000 and 3.4% in 1999.

     Automotive Products

     Automotive Products net sales for the third quarter of 2000 decreased 8.5% to $76.2 million from $83.4 million in the third quarter of 1999. The decline reflected the termination of certain lamination programs that were not fully replaced. Income from operations of $4.0 million in the third quarter of 2000 was down 41.7% compared to $6.8 million in the comparable 1999 period. The combination of lower sales and higher raw material costs resulted in the decrease. Income from operations represented 5.2% of net sales in 2000 and 8.2% in 1999.

     Technical Products

     Favorable market conditions continued to drive sales gains in Technical Products with net sales for the third quarter of 2000 up 11.1% to $27.0 million from $24.3 million in the third quarter of 1999. Income from operations increased 18.8% to $7.7 million in the third quarter of 2000, up from $6.4 million in the third quarter of 1999. Income from operations represented 28.3% of net sales in 2000 compared to 26.5% in 1999.

     Other

     Other primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to business segments and restructuring and other charges. The decrease in net sales associated with this segment primarily resulted from lower net sales from the Company's Mexico City operation. The loss from operations was $4.1 million in the third quarter of 2000 and included a provision of $2.8 million for restructuring and other charges, discussed below. The $5.7 million loss from operations in the third quarter of 1999 included restructuring and other charges totaling $3.0 million.

     During the third quarter of 2000, restructuring and other charges of approximately $2.8 million were recorded. The provision was primarily for the consolidation of pourline operations and certain product line rationalizations resulting from the closure of facilities in Indiana and Arkansas. Components of the provision included $2.0 million for fixed assets writedowns, $0.8 million for facility closure costs and $0.2 million in work force reduction costs for 72 employees. The third quarter 2000 provision also included a favorable adjustment of $0.2 million related to changes in estimates to previously recognized restructuring plans.

Interest and Debt Issuance Expense

     Interest and debt issuance expense totaled $19.3 million in the third quarter of 2000, which represented a 2.7% increase from the 1999 third quarter expense of $18.7 million. The increase primarily reflected higher effective interest rates partially offset by the benefit of lower average debt levels. Higher effective interest rates reflected market conditions and the impact of a certain provision of the Foamex L.P. credit facility that requires an incremental interest rate margin, as discussed in Note 8 to the condensed consolidated financial statements. During the third quarter of 2000 the interest rate margin was increased another 25 basis points for a cumulative adjustment of 75 basis points. Based on the debt leverage ratio of Foamex L.P. at the end of the third quarter, the cumulative adjustment of 75 basis points will be reset to zero during the fourth quarter.

Income from Equity Interest in Joint Venture

     Income from an equity interest in an Asian joint venture totaled $0.3 million for the third quarter of 2000.

Other Income (Expense), Net

     Other expense, net recorded for the third quarter of 2000 totaled $0.7 million and primarily reflected a loss on the disposition of fixed assets.

Income Tax Expense

     The effective tax rates in 2000 and 1999 reflected the partial reversal of the deferred income tax asset valuation allowance recognized in 1998. The valuation allowance was reduced to reflect the utilization of Federal loss carryforwards that reduced the current tax component of the Federal tax provision. Additionally, the valuation allowance was reduced to offset the net deferred Federal tax liability generated in 2000 and 1999. Compared to 1999, the effective tax rate was higher in 2000 primarily due to a greater percentage of income from foreign sources and a higher effective tax rate on foreign source income.

Net Income

     Net income for the third quarter of 2000 was $3.8 million compared to $6.1 million recorded in the third quarter of 1999.

RESULTS OF OPERATIONS FOR THE YEAR TO DATE PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO THE YEAR TO DATE PERIOD ENDED SEPTEMBER 30, 1999

Income from Operations

     Net sales for the first three quarters of 2000 decreased 1.3% to $961.5 million from $974.0 million for the first three quarters of 1999. The decline in sales primarily reflected lower sales in the Foam Products and Carpet Cushion Products segments. The decrease was partially offset by higher sales in the Automotive Products and Technical Products segments and higher sales from certain of the Company's foreign operations reported in the "Other" segment.

     Income from operations for the first three quarters of 2000 was $74.9 million, 8.1% higher than the $69.3 million recorded during the comparable period in 1999. Results included restructuring and other charges of $6.1 million in 2000 and $10.1 million in 1999. Restructuring and other charges recorded during 2000 are discussed under "Other" below. Excluding the restructuring and other charges for comparison purposes, income from operations was $81.0 million for the first three quarters of 2000 and $79.4 million in the first three quarters of 1999. On this basis, income from operations was 8.4% of net sales in 2000 compared to 8.2% of net sales in 1999.

     The improvement in income from operations was largely attributable to results from the first half of the year. During the third quarter of 2000, lower sales and higher raw material costs resulted in lower margins and limited the improvement compared to 1999. The increase in oil prices continued to drive raw material costs higher and these increased costs were not fully recovered through selling price increases, improved operating efficiencies and lower selling, general and administrative expenses, discussed below. The gross profit margin was 14.1% for the first three quarters of 2000 compared to 14.0% in the comparable 1999 period.

     Selling, general and administrative expenses were down 4.1% in the first three quarters of 2000 compared to the same period in 1999 primarily due to cost savings initiatives implemented during 1999 and lower selling expenses. Partially offsetting these favorable items were increases to the allowance for uncollectible accounts receivables and professional fees. The professional fees were associated with the Exchange Agreement concerning the transfer of the Company's common stock pledged by Trace to The Bank of Nova Scotia and the shareholder litigation settlements, as discussed in Note 1 and Note 12, respectively, to the condensed consolidated financial statements.

     Foam Products

     Foam Products net sales for the first three quarters of 2000 decreased 2.3% to $396.8 million from $406.3 million in the first three quarters of 1999. Lower sales primarily reflected a volume decline in the consumer products market and the loss of sales from the Company's packaging business that was sold in 1999. Despite lower sales, income from operations in the first three quarters of 2000 was up 3.9% to $43.8 million compared to $42.1 million in the first three quarters of 1999. The improvement was primarily generated during the first half of the year. As discussed above, raw material costs continued to increase during the third quarter and previously announced selling price increases and operating efficiencies did not fully recover the increased costs. As a percentage of net sales, income from operations was 11.0% of net sales in 2000 up from 10.4% in 1999. Given the current cost structure, reduced profit margins are anticipated to continue in the short term. Improved results for Foam Products will largely depend on the ability to recover higher raw material costs through selling price increases, combined with a continued focus on operating efficiencies.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the first three quarters of 2000 decreased 9.4% to $192.2 million from $212.2 million in the first three quarters of 1999. The sales decline primarily reflected competitive pressures that resulted in lower sales volumes across all product lines. Lower selling prices in certain product lines and a lower value shipment mix also contributed to the sales decline. As a result, income from operations of $0.7 million was recorded in the first three quarters of 2000 compared to income from operations of $5.5 million in the comparable 1999 period. Any significant improvement in results for Carpet Cushion Products is largely dependent on increased sales volume combined with a continued focus on operating efficiencies.

     Automotive Products

     Automotive Products net sales for the first three quarters of 2000 increased 1.2% to $266.0 million from $262.9 million in the first three quarters of 1999. The increase primarily reflected sales gains for lamination products during the first half of the year. Income from operations decreased 4.0% to $18.4 million in the first three quarters of 2000, from $19.2 million in the comparable 1999 period. The decrease was largely due to lower third quarter results, discussed above. Results in 2000 benefited from the favorable impact of a selling price adjustment. Lower sales levels experienced by Automotive Products in the third quarter of 2000 are anticipated to continue in the short term. Income from operations represented 6.9% of net sales in 2000 and 7.3% of net sales in 1999.

     Technical Products

     Technical Products net sales for the first three quarters of 2000 increased 15.9% to $80.7 million from $69.6 million in the first three quarters of 1999. Income from operations increased 27.2% to $22.0 million in the first three quarters of 2000, up from $17.3 million in the comparable 1999 period. Income from operations represented 27.3% of net sales in 2000 compared to 24.9% in 1999. The improvement reflected favorable market conditions that resulted in sales volume growth and improved operating efficiencies.

     Other

     Other primarily consists of certain foreign manufacturing operations, corporate expenses not allocated to business segments and restructuring and other charges. The increase in net sales associated with this segment primarily resulted from an increase in net sales from the Company's Mexico City operation. Improved results for the Mexico City operation is primarily dependent on a continued focus on a higher-value product mix and increased shipments. The loss from operations of $10.0 million in the first three quarters of 2000 included a provision of $6.1 million for restructuring and other charges, discussed below. The loss also included the professional fees that were associated with the Exchange Agreement and the shareholder litigation settlements, discussed previously. The loss from operations of $14.8 million in the first three quarters of 1999 included $10.1 million of restructuring and other charges.

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

     During the third quarter of 2000, restructuring and other charges of approximately $2.8 million were recorded. The provision was primarily for the consolidation of pourline operations and certain product line rationalizations resulting from the closure of facilities in Indiana and Arkansas. Components of the provision included $2.0 million for fixed assets writedowns, $0.8 million for facility closure costs and $0.2 million in work force reduction costs for 72 employees. The third quarter 2000 provision also included a favorable adjustment of $0.2 million related to changes in estimates to previously recognized restructuring plans.

     The Company paid $5.3 million during the first three quarters of 2000 for the various restructuring plans recorded as of December 31, 1999 and recorded during the first and third quarters of 2000. As of September 30, 2000, the components of the net accrued restructuring and plant consolidation balance included $8.2 million for plant closures and leases and $2.6 million for personnel reductions. Included in noncurrent assets was $0.3 million of estimated proceeds for facilities actively being marketed for sale. During the second quarter of 2000, the Company sold a facility relating to a prior year restructuring plan for proceeds of approximately $3.6 million. Substantially all employees impacted by the first quarter 2000 work force reduction were terminated by the end of the second quarter of 2000. Employees impacted by the third quarter 2000 work force reduction are anticipated to be terminated by the end of 2000. Approximately $1.5 million is expected to be spent during the remainder of 2000 for the various restructuring plans.

Interest and Debt Issuance Expense

     Interest and debt issuance expense totaled $56.7 million in the first three quarters of 2000, which represented a 4.7% increase from the comparable 1999 expense of $54.1 million. The increase reflected higher effective interest rates partially offset by the benefit of lower average debt levels. Higher effective interest rates reflected market conditions and the impact of a certain provision of the Foamex L.P. credit facility that requires an incremental interest rate margin, as discussed in Note 8 to the condensed consolidated financial statements. The additional interest rate margin was 25 basis points in the first quarter of 2000. During the second quarter of 2000, the interest rate margin was increased 25 basis points to a cumulative adjustment of 50 basis points. During the third quarter of 2000, an additional 25 basis point adjustment became effective that resulted in a cumulative adjustment of 75 basis points. Based on the debt leverage ratio of Foamex L.P. at the end of the third quarter, the cumulative adjustment of 75 basis points will be reset to zero during the fourth quarter.

Income from Equity Interest in Joint Venture

     Income from an equity interest in an Asian joint venture totaled $1.0 million for the first three quarters of 2000.

Other Income (Expense), Net

     Other expense, net recorded for the first three quarters of 2000 totaled $2.5 million and primarily included costs incurred related to the buyout proposal discussed previously and losses on the disposition of fixed assets. For the first three quarters of 1999, other income, net totaled $2.6 million and included a $4.2 million gain recorded on the sale of the corporate aircraft.

 Income Tax Expense

     The effective tax rates in 2000 and 1999 reflect the partial reversal of the deferred income tax asset valuation allowance recognized in 1998. The valuation allowance was reduced to reflect the utilization of Federal loss carryforwards that reduced the current tax component of the Federal tax provision. Additionally, the valuation allowance was reduced to offset the net deferred Federal tax liability generated in 2000 and 1999. Compared to

1999, the effective tax rate was higher in 2000 primarily due to a greater percentage of income from foreign sources and a higher effective tax rate on foreign source income.

Net Income

     Net income for the first three quarters of 2000 was down 11.5% to $13.6 million compared to $15.3 million in the first three quarters of 1999.

Liquidity and Capital Resources

     The Company's operations are conducted through its wholly owned subsidiaries, Foamex L.P. and Foamex Carpet. The liquidity requirements of the Company consist primarily of the operating cash requirements of its two principal subsidiaries.

     Foamex L.P.'s operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures. The Company believes that cash flow from Foamex L.P.'s operating activities, cash on hand and periodic borrowings under its credit facility will be adequate to meet its liquidity requirements. All principal and interest payments were made as scheduled in the first three quarters of 2000. The ability of Foamex L.P. to make distributions to the Company is restricted by the terms of its financing agreements; therefore, neither the Company nor Foamex Carpet is expected to have access to the cash flow generated by Foamex L.P. for the foreseeable future.

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

     Cash and cash equivalents totaled $6.4 million at the end of the third quarter of 2000 compared to $6.6 million at the end of 1999. Working capital at the end of the third quarter of 2000 was $55.5 million and the current ratio was
1.2 to 1 compared to working capital at the end of 1999 of $105.6 million and a current ratio of 1.6 to 1. The decline in working capital primarily reflected an increase in current liabilities, including an increase of $35.8 million in accounts payable and an increase in cash overdrafts of $21.0 million. The increase in accrued employee compensation and benefits primarily reflected an increase in the amount of contributions required for the Company's defined benefit pension plan. A corresponding decrease was recorded to long-term other liabilities. Partially offsetting the impact of higher current liabilities was an increase of $18.4 million in accounts receivable.

     Total debt at the end of the third quarter of 2000 was $672.0 million, down $73.3 million from year-end 1999. During the first quarter of 2000, the Foamex/GFI Note was repaid with borrowings under the Foamex L.P. revolving credit facility. The $34.5 million letter of credit that was outstanding at year-end 1999 to collateralize principal and interest payable under the Foamex/GFI Note was also terminated.

     As of September 30, 2000, there were $101.7 million of revolving credit borrowings, at a weighted average interest rate of 10.75%, under the Foamex L.P. credit facility with $66.9 million available for additional borrowings and $11.4 million of letters of credit outstanding. There were no borrowings by Foamex Canada Inc. ("Foamex Canada") as of September 30, 2000 under Foamex Canada's revolving credit agreement with unused availability of approximately $5.4 million. Foamex Carpet did not have any outstanding borrowings under the Foamex Carpet credit facility at September 30, 2000, with unused availability of $14.9 million and approximately $0.1 million for a letter of credit outstanding. As of September 30, 2000, the Company's subsidiaries were in compliance with the financial covenants of their loan agreements.

     Cash Flow from Operating Activities

     Cash provided by operating activities in the first three quarters of 2000 was $67.5 million compared to $35.6 million for the first three quarters of 1999. The cash flow increase was primarily due to a net decrease in working capital, as discussed above.

     Cash Flow from Investing Activities

     Cash used for investing activities totaled $16.6 million for the first three quarters of 2000. Cash requirements for capital expenditures were $19.0 million, partially offset by $3.5 million of proceeds from the sale of assets. In the first three quarters of 1999, cash flow provided by investing activities totaled $2.4 million primarily from $16.3 million of proceeds from the sale of assets, partially offset by $14.9 million of capital expenditures. The Company expects capital expenditures for 2000 to be approximately $25.0 million primarily as a result of the construction of two new VPFSM machines. In addition, the Company is continuing to explore the possible implementation of a new ERP software system, but no significant expenditures are anticipated for the balance of 2000.

     Cash Flow from Financing Activities

     Cash used for financing activities was $51.1 million for the first three quarters of 2000 compared to cash used of $46.3 million in the first three quarters of 1999. As discussed previously, the $34.0 million Foamex/GFI Note was repaid during the first quarter of 2000 with borrowings under the Foamex L.P. revolving credit facility. The remaining cash requirements for financing activities primarily reflected other debt repayments, partially offset by a $21.0 million increase in cash overdrafts. Cash used for financing activities in the first three quarters of 1999 was primarily due to net debt repayments and debt issuance costs.

Environmental Matters

     The Company is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with the Company's compliance with such laws and regulations did not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by the Company in connection with environmental matters as of September 30, 2000 was $3.9 million. Although it is possible that new information or future developments could require the Company to reassess its potential exposure to all pending environmental matters, including those described in Note 12 to the Company's condensed consolidated financial statements, the Company believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position.

Market Risk

     The Company's debt securities with variable interest rates are subject to market risk for changes in interest rates. On September 30, 2000, indebtedness with variable interest rates totaled $412.7 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $4.1 million.

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

Item 2. Changes in Securities.

        Information concerning an agreement with The Bank of Nova Scotia relating to the shares of the Company's voting common stock pledged by Trace to The Bank of Nova Scotia as a result of the Trace bankruptcy filing, including the issuance of Series B Preferred Stock in exchange for voting common stock of the Company, is incorporated herein by reference from Note 1 of the condensed consolidated financial statements. See Exhibit 4.14.1 listed below under Item 6. Exhibits and Reports on Form 8-K.

Item 5. Other Information.

        On September 28, 2000, the Company announced that Raymond E. Mabus, Jr., was elected to the Company's Board of Directors. Mr. Mabus, 51, is the former Governor of Mississippi and Ambassador to Saudi Arabia. With the addition of Mr. Mabus, the Company's Board of Directors totals eight members.

Item 6. Exhibits and Reports on Form 8-K.

       (a) Exhibits

         4.14.1 - Certificate of Designations of Series B Preferred Stock of the Company was filed as an exhibit to the Form 8-K, dated November 2, 2000, and is incorporated herein by reference.

         27    -Financial  Data Schedule for the quarter  ended  September 30,
                2000.

      (b)The Company filed the following Current Reports on Form 8-K for the quarter ended September 30, 2000:

         A report dated July 31, 2000, was filed for Item 5. Other Events, concerning an agreement with The Bank of Nova Scotia relating to the shares of the Company's voting common stock pledged by Trace to The Bank of Nova Scotia as a result of the Trace bankruptcy filing.

         A report  dated  August 1, 2000,  was filed for Item 5.  Other  Events,
         concerning  an  agreement  in  principle  to  settle  the   shareholder
         litigation.

         Subsequent to quarter end, a report dated November 2, 2000, was filed for Item 5. Other Events, concerning the consummation of an agreement with The Bank of Nova Scotia relating to the shares of the Company's voting common stock pledged by Trace to The Bank of Nova Scotia as a result of the Trace bankruptcy filing.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FOAMEX INTERNATIONAL INC.


Date:  November 10, 2000          By:  /s/ Robert S. Graham, Jr.
                                       ------------------------------
                                       Robert S. Graham, Jr.
                                       Senior  Vice   President, Corporate
                                       Controller and Chief Accounting
                                       Officer