Form 10-K
period 2000-12-31
FOAMEX INTERNATIONAL INC
filed 2001-04-02
CIK 912908

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from .......... to ..........

                         Commission file number: 0-22624

                            FOAMEX INTERNATIONAL INC.
             ------------------------------------------------------
             (Exact Name of registrant as Specified in its Charter)

                 Delaware                                       05-0473908
- ----------------------------------------                 ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)

1000 Columbia Avenue, Linwood, PA                                 19061
- ----------------------------------------                 ----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (610) 859-3000
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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. [ ]

       The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 2, 2001, was $50.2 million.

       The number of shares outstanding of the registrant's common stock as of March 15, 2001 was 23,559,994.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                            FOAMEX INTERNATIONAL INC.

                                      INDEX

                                                                                          Page
Part I

         Item  1.     Business                                                              3
         Item  2.     Properties                                                            9
         Item  3.     Legal Proceedings                                                     9
         Item  4.     Submission of Matters to a Vote of Security Holders                  13

Part II
         Item  5.     Market for Registrant's Common Equity and
                           Related Stockholder Matters                                     13
         Item  6.     Selected Consolidated Financial Data                                 13
         Item  7.     Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                   15
         Item  7a.    Quantitative and Qualitative Disclosures about Market Risk           27
         Item  8.     Financial Statements and Supplementary Data                          27
         Item  9.     Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure                          27

Part III
         Item 10.     Directors and Executive Officers of the Registrant                   28
         Item 11.     Executive Compensation                                               28
         Item 12.     Security Ownership of Certain Beneficial Owners
                           and Management                                                  28
         Item 13.     Certain Relationships and Related Transactions                       28

Part IV
         Item 14.     Exhibits, Financial Statement Schedules
                           and Reports on Form 8-K                                         28

         Signatures                                                                        36


The Registrant will furnish a copy of any exhibit to this Annual Report on Form 10-K upon the payment of a fee equal to the Registrant's reasonable expense in furnishing such exhibit.

PART I
ITEM l.  BUSINESS

General

     Foamex International Inc. (the "Company") is engaged primarily in the manufacturing and distribution of flexible polyurethane and advanced polymer foam products. As of December 31, 2000, the Company's operations are conducted through its wholly owned subsidiaries, Foamex L.P. and Foamex Carpet Cushion, Inc. ("Foamex Carpet"). The Company was incorporated in 1993 to act as a holding company for Foamex L.P.

     References in this Annual Report on Form 10-K to the "Company" mean Foamex International Inc. and, where relevant or applicable, its subsidiaries.

Segments

     General

     The Company operates in the flexible polyurethane and advanced polymer foam products industry and is one of the largest manufacturers and distributors of flexible polyurethane and advanced polymer foam products in North America. The Company has numerous manufacturing facilities dedicated to certain product lines as well as facilities with the capability to support multiple product lines. Each of the Company's business segments has a diverse customer base. The Company's senior executives direct sales efforts for each business segment.

     Business segments are listed below.

     Foam Products - manufactures and markets foam used by the bedding industry, the furniture industry and the retail industry.
     Carpet Cushion Products - manufactures and distributes prime, rebond, sponge rubber and felt carpet cushion.
     Automotive Products - supplies foam primarily for automotive interior applications to automotive manufacturers and tier one suppliers.
     Technical Products - manufactures and markets reticulated foams and other custom polyester and polyether foams for industrial, specialty and consumer
     and  safety   applications.
     Other - primarily consists of certain manufacturing operations in Mexico, corporate expenses not allocated to the other business segments and restructuring and other charges (credits).

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

     The Company's bedding products are sold to mattress manufacturers. The Company also supplies cut-to-size seat cushions, back cushions and other pieces to the furniture industry. Furniture foams are sold directly to manufacturers as well as through distributors. The consumer products group sells therapeutic sleep products such as mattress pads and bed pillows for the health care and consumer markets and a broad line of home furnishing products to retailers throughout North America.

     The development and introduction of value added products continues to be a priority including viscoelastic or "memory" foams for the bedding industry, which maintain their resiliency better than other foams and materials, and products incorporating Reflex(R). Reflex(R) materials include cushion wraps and cushion cores and are advanced polymer cushioning products designed to improve comfort, quality and durability in upholstered furniture and bedding products. Reflex(R) was created using the variable pressure foaming manufacturing process ("VPF(SM)"). High efficiency thermal management foam products for applications in work gloves and outerwear have also been introduced.

     Carpet Cushion Products

     The Company manufactures and distributes Carpet Cushion Products, which include prime, rebond, sponge rubber and felt carpet cushion. Prime carpet cushion is made from polyurethane foam buns. Rebond carpet cushion is made from various types of scrap foam which are shredded into small pieces, processed and then bonded using a chemical adhesive. Rebond manufacturing requires the management of a comprehensive recycling business that includes an extensive collection network from the automotive and foam industries on a worldwide basis.

     Automotive Products

     The Company is one of the largest suppliers of automotive foam products for the North American operations of original equipment manufacturers ("OEMs"). Depending on the automotive manufacturer and/or the application, automotive foam products are supplied by the Company either directly to the manufacturers or indirectly through tier one suppliers. Automotive Products include foam for trim pads, door panel parts, headliners and for acoustical purposes. Products also include flame and adhesive laminates and rolls for tri-lamination. Tri-laminated foam is applied to automotive fabrics to form a foam/fabric composite that results in cost savings and aesthetic value for the automotive manufacturer.

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

     Examples of the Company's ability to react to changing industry requirements include its development of thermoformable headliners, tri-laminates, advanced cutting technology and energy absorbing foams. For example, the Company has introduced surface modification technology ("SMT(R)") and continuous platform cutting ("CPC(SM)") used for vehicle flooring systems. Also, the use of tri-laminates has increased due to the manufacturers' need for significant cost savings and consumer demand for improved aesthetics. The Company intends to increase its production and distribution of foam and fabric components, such as tri-laminated material for automotive seating.

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

     Other

     Other  consists  primarily of certain  manufacturing  operations in Mexico, corporate expenses not allocated to the other business segments and restructuring and other charges (credits). See Note 16 to the consolidated financial statements.

Marketing and Sales

     Foam Products are sold directly by the Company to major bedding and furniture manufacturers such as Sealy, Simmons and Berkline and also through third party independent fabricators. In addition, the Company manufactures and distributes foam-based consumer products such as futons, pillows, mattress pads and juvenile furniture to retail chains such as Wal-Mart, Target, J.C. Penney and Bed Bath & Beyond, Inc. The Company's foam-based consumer products sales efforts are primarily regionally based. In December 2000, the Company announced that it was exploring a marketing alliance with Sleep Innovations. Sleep Innovations is a leader in the marketing of foam-based consumer products and if a marketing alliance is established, it is anticipated that Sleep Innovations would direct all marketing efforts. The key strategic elements supporting growth in these areas are a focus on marketing and sales efforts, high quality, cost-competitive products and low freight costs through optimal plant location. Plant locations are critical in this regionalized line of business where the transportation cost typically comprises a significant portion of product cost.

     Carpet Cushion Products are sold to distributors and to major floor covering retail chains such as Home Depot, Sears and CarpetMax. A key focus in 2001 will be increased marketing efforts of commercial product lines.

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

     The Company's Technical Products are used for filtration and reservoiring in a wide variety of applications by companies such as Hewlett-Packard, Lexmark and Briggs & Stratton. The Company markets most of its Technical Products through a network of independent fabrication and distribution companies in North America, the United Kingdom and South Korea. Such fabricators or distributors often further process or finish Technical Products to meet the specific needs of end users. The Company's specialty and technical foams service unique end user requirements and are generally sold at relatively high margins. This line of business is characterized by a diversity and complexity of both customers and applications.

International Operations and Export Sales

     The Company's geographical information is included in Note 16 to the consolidated financial statements.

Major Customers

     During 2000 and 1999, sales to Johnson Controls, which are included in Automotive Products, accounted for approximately 12.3% and 11.5% of the Company's net sales, respectively. No other customer accounted for more than 10.0% of the Company's net sales during any of the past three years. During the year ended December 31, 2000, net sales to the five largest customers comprised approximately $373.9 million or 29.7% of the Company's net sales. The loss of any one of these customers could have a material adverse effect on the Company.

Manufacturing and Raw Materials

     As of December 31, 2000, the Company conducted its operations at 64 manufacturing and distribution facilities with a total of approximately 8.4 million square feet of floor space. The Company believes that its manufacturing and distribution facilities are well suited for their intended purposes and are in good condition. The manufacturing and distribution facilities are strategically located to service the Company's major customers because of the high freight cost in relation to the cost of the foam product generally results in distribution being most cost effective within a 200 to 300 mile radius.

     The Company's fabrication process involves cutting foam buns into various shapes and sizes to meet customer specifications. Fabricated foam is sold to customers and is utilized by the Company to produce its foam-based consumer products. Scrap foam, generated in connection with the fabrication of foam products, is used by the Company to produce rebond carpet cushion.

     Raw materials account for a significant portion of the manufacturing costs of the Company. The two principal chemicals used in the manufacture of flexible polyurethane foam are toluene diisocyanate ("TDI") and polyol.

     The Company generally has alternative suppliers for each major raw material and the Company believes that it could find alternative sources of supply should it cease doing business with any one of its major suppliers.

     The price of TDI and polyol has historically been cyclical and volatile. The price of these raw materials is influenced by demand, manufacturing capacity and oil prices. The Company's price for TDI and polyol were increased several times during 2000. In response, the Company increased selling prices, where possible, for cushioning, automotive and technical foam products depending on the product. The 2000 results were adversely affected by the delays in, and the inability to implement selling price increases to offset the raw material price increases. The Company has announced selling price increases during 2001 to offset the additional raw material price increases. However, there can be no assurance that the Company will be successful in implementing selling price increases or that competitive pricing pressure will not require the Company to adjust selling prices.

     A key raw material used in the manufacture of carpet cushion is scrap foam. The Company internally generates a substantial portion of the scrap foam used in the production of rebond carpet cushion from its other operations. Historically, the market price of rebond carpet cushion has fluctuated with the market price of scrap foam.

Employees

     As of December 31, 2000, the Company employed approximately 5,850 persons. Approximately 1,650 of these employees are located outside the United States and approximately 900 of these employees are covered by collective bargaining agreements with labor unions, which agreements expire on various dates through 2004. The Company considers relations with its employees to be good.

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

Research and Development

     The Company believes it has a leading research and development capability in the flexible polyurethane foam industry. The Company's primary research and development facility is located in Eddystone, Pennsylvania. Expenditures for research and development amounted to $2.5 million, $3.3 million and $3.3 million for 2000, 1999 and 1998, respectively.

     The Company, Recticel, s.a. ("Recticel"), a European polyurethane foam manufacturer, whose subsidiary was a former partner of Foamex L.P. and affiliates of Recticel are current shareholders of the Company, and Beamech Group Limited, an unaffiliated third party, have an interest in a Swiss corporation that develops new manufacturing technology for the production of polyurethane foam including the VPF(SM) manufacturing process. The Company, Recticel and their affiliates have a royalty-free license to use technology developed by the Swiss corporation. The Company and Recticel have exchanged know-how, trade secrets, engineering and other data, designs, specifications, chemical formulations, technical information, market information and drawings which are necessary or useful for the manufacture, use or sale of foam products and it is anticipated that they will continue to do so in the future.

Buyout Proposals - History

     On February 9, 2000, the Company announced that it was in discussions with respect to a proposal involving the acquisition of all of the Company's outstanding common stock for cash. The Company stated that the proposal was subject to a number of conditions, including the buyer's due diligence and the execution of definitive agreements. The Company agreed to an exclusive negotiating period ending five business days after delivery of its audited financial statements included in the Company's Annual Report on Form 10-K to the prospective buyer. On April 5, 2000, the Company announced that discussions with the potential buyer were terminated with no agreement having been reached. The Company subsequently terminated the engagement of J.P. Morgan & Company, Inc. ("JP Morgan"), which acted as financial advisor in connection with such transaction. During the second quarter of 2000, the Company ended discussions with JP Morgan concerning an additional engagement.

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

Shareholder and Change in Control Developments

     Trace is a privately held company, which owned approximately 29% of the Company's outstanding voting common stock at September 30, 2000, and whose former Chairman also serves as the Company's Chairman. The Company's common stock owned by Trace was pledged as collateral against certain of Trace's obligations. Certain credit agreements and promissory notes of the Company's subsidiaries, pursuant to which approximately $401.1 million of debt was outstanding as of September 30, 2000, provided that a "change of control" would be an event of default and could result in the acceleration of such indebtedness. "Change of control" means, for this purpose, that (i) a person or related group, other than Trace, beneficially owns more than 25% of the Company's outstanding voting stock and (ii) such voting stock constitutes a greater percentage of such voting stock than the amount beneficially owned by Trace. Additionally, certain indentures of Foamex L.P. and Foamex Capital Corporation ("FCC") relating to senior subordinated notes of $248.0 million contain similar "change of control" provisions, which require Foamex L.P. and FCC to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if there is such a "change of control".

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

     On July 31, 2000, the Company announced that it had entered into an agreement (the "Exchange Agreement") with The Bank of Nova Scotia relating to a portion of the 7,197,426 shares of the Company's common stock pledged by Trace to The Bank of Nova Scotia. The Exchange Agreement provided for the transfer of the pledged stock to The Bank of Nova Scotia in a manner that would not constitute a "change of control" as described above. These transactions were conditioned upon bankruptcy court approval of a settlement agreement between The Bank of Nova Scotia and the trustee for the Trace bankruptcy, which was entered on October 18, 2000. On November 2, 2000, the transactions contemplated by the Exchange Agreement and the settlement agreement were consummated, and did not constitute a "change of control". As a result, Trace no longer owns any shares of the Company's common stock.

     Under the Exchange Agreement, The Bank of Nova Scotia initially received 1,500,000 shares of the Company's common stock from the Trace bankruptcy estate and exchanged these common stock shares for 15,000 shares of a new class of the Company's non-voting non-redeemable convertible preferred stock (the "Series B Preferred Stock"). Each share of the Series B Preferred Stock can be converted into 100 shares of the Company's common stock but only if such conversion would not trigger a "change of control" event, as discussed above. The Series B Preferred Stock (a) is entitled to dividends only if a dividend is declared on the Company's common stock, (b) ranks senior to any future preferred stock issued by the Company and (c) is entitled to a liquidation preference of $100 per share. Following this exchange, The Bank of Nova Scotia became the owner of 24.41% of the outstanding shares of the Company's common stock when the remaining 5,697,426 shares of the Company's common stock were transferred to The Bank of Nova Scotia from the Trace bankruptcy estate.

Forward-Looking Information

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Annual Report on Form 10-K and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements, such as the ability to implement customer selling price increases in response to higher raw material costs, raw material price increases, general economic conditions, the interest rate environment, the level of automotive production, carpet cushion production and housing starts, the completion of various restructuring/consolidation plans, the achievement of management's business plans, the Company's capital and debt structure (including various financial covenants), litigation and changes in environmental legislation and environmental conditions. The forward-looking statements contained in this Annual Report on Form 10-K were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company.

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

ITEM 2.  PROPERTIES

     As of December 31, 2000, the Company conducted its operations at 64 manufacturing and distribution facilities. Total floor space in use at the owned manufacturing and distribution facilities is approximately 3.3 million square feet and total floor space in use at the leased manufacturing and distribution facilities is approximately 5.1 million square feet. Fifty-three of these facilities are located throughout 37 cities in the United States, four facilities are located in Canada and seven facilities are located in Mexico. The 2001 annual base rental with respect to such leased facilities is approximately $12.3 million under leases expiring from 2001 to 2025. The Company does not anticipate any problem in renewing or replacing any such leases expiring in 2001. In addition, the Company has approximately 1.8 million square feet of idle space of which approximately 1.3 million is leased.

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

     The Shareholder Litigation. Beginning on March 17, 1998, six actions, which were subsequently consolidated under the caption In re Foamex International Inc. Shareholders Litigation, were filed in the Court of Chancery of the State of Delaware, and on August 13, 1999, another action, Watchung Road Associates, L.P., et al. v. Foamex International Inc., et al. (the "Watchung Action"), was filed in the same court. The two actions were consolidated on May 3, 2000, into a single action under the caption In re Foamex International Inc. Shareholders

Litigation (the "Delaware Action"). The Delaware Action, a purported derivative and class action on behalf of the Company and its stockholders, originally named as defendants the Company, certain of its current and former directors and officers, Trace and a Trace affiliate. The complaint in the Delaware Action alleges, among other things, that certain of the defendants breached their fiduciary duties to the Company in connection with an attempt by Trace to acquire the Company's publicly traded common stock as well as with a potential acquisition transaction with a group led by Sorgenti Chemical Industries LLC, and that certain of the defendants breached their fiduciary duties by causing the Company to waste assets in connection with a variety of transactions entered into with Trace and its affiliates. The Delaware Action seeks various remedies, including injunctive relief, money damages and the appointment of a receiver for the Company.

     On April 26, 1999, a putative securities class action entitled Molitor v. Foamex International Inc., et al., was filed in the United States District Court for the Southern District of New York naming as defendants the Company, Trace and certain current and former directors and officers of the Company, on behalf of stockholders who bought shares of the Company's common stock during the period from May 7, 1998 through and including April 16, 1999. The lawsuit alleged that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by misrepresenting and/or omitting material information about the Company's financial situation and operations, with the result of artificially inflating the price of the Company's stock. The lawsuit also alleged that Trace and Marshall S. Cogan violated Section 20(a) of the Securities Exchange Act of 1934 as controlling persons of the Company. The complaint sought class certification, a declaration that defendants violated the federal securities laws, an award of money damages, and costs and attorneys', accountants' and experts' fees. On May 18, 1999, a similar action entitled Thomas W. Riley v. Foamex International Inc., et al., was filed in the same court. The two actions were consolidated and a consolidated complaint was filed; the consolidated suit is referred to herein as the "Federal Action."

     The Settlements. On August 23, 2000, the Company and the plaintiffs in the Federal Action entered into a settlement agreement providing that members of the class of shareholders who purchased shares between May 7, 1998 and April 16, 1999 would receive payments as defined in the agreement. The court approved the settlement and dismissed the action with prejudice on January 11, 2001, and no appeals were filed. Payments to class members and plaintiffs' lawyers' fees in the Federal Action have been paid directly by the Company's insurance carrier on behalf of the Company.

     Under the terms of the agreement in principle to settle the Delaware Action, the Company agreed that a special nominating committee of the Board of Directors, consisting of Robert J. Hay as chairman, Stuart J. Hershon, John G. Johnson, Jr., and John V. Tunney, will nominate two additional independent directors to serve on the Board. The terms of the agreement also establish the criteria for the independence of the directors and require that certain transactions with affiliates be approved by a majority of the disinterested members of the Board. On September 28, 2000, the Company announced that Raymond
E. Mabus, Jr. was elected to the Company's Board of Directors. On December 21, 2000, the Company announced that Virginia A. Kamsky was elected to the Company's Board of Directors. The addition of Mr. Mabus and Ms. Kamsky adds two independent directors and brought the total number of directors to eight. The parties are negotiating the terms of the settlement agreement and related documentation. On January 9, 2001, the Court ordered the Watchung Action dismissed with prejudice only as to the named plaintiffs Watchung Road Associates, L.P. and Pyramid Trading Limited Partnership. The dismissal did not have any effect on the claims asserted in the consolidated action.

     The settlement of the Delaware Action (assuming a definitive settlement agreement is reached with plaintiffs) is subject to court approval, which, if obtained, will resolve all outstanding shareholder litigation against the Company and its current and former directors and officers. The settlements of the Federal Action and the Delaware Action involve no admissions or findings of liability or wrongdoing by the Company or any individuals. If management's assessment of the Company's liability with respect to these actions is incorrect, such actions could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

Litigation - Breast Implants

     As of March 21, 2001, the Company and Trace were two of multiple defendants in actions filed on behalf of approximately 2,104 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 39 residents of Australia, New Zealand, England, and Ireland. The Company believes that the number of suits and claimants may increase. During 1995, the Company and Trace were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final.

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

Litigation - Other

     The Company is party to various other lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on the financial position or results of operations of the Company. If management's assessment of the Company's liability with respect to these actions is incorrect, such actions could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

Environmental and Health and Safety

     The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of December 31, 2000, the Company had accruals of approximately $4.1 million for environmental matters. During 1998, the Company established an allowance of $1.2 million relating to receivables from Trace for environmental indemnifications due to the financial difficulties of Trace.

     The Clean Air Act Amendments of 1990 (the "1990 CAA Amendments") provide for the establishment of federal emission standards for hazardous air pollutants including methylene chloride, propylene oxide and TDI, which are used in the manufacturing of foam. On December 27, 1996, the United States Environmental Protection Agency (the "EPA") proposed regulations under the 1990 CAA Amendments that will require manufacturers of slab stock polyurethane foam and foam fabrication plants to reduce emissions of methylene chloride. The final National Emission Standard for Hazardous Air Pollutants ("NESHAP") was promulgated October 7, 1998. NESHAP requires a reduction of approximately 70% of the emission of methylene chloride for the slab stock foam industry effective October 7, 2001. The Company believes that the use of alternative technologies, including VPF(SM), which do not utilize methylene chloride and its ability to shift current production to the facilities which use these alternative technologies will minimize the impact of these regulations. The 1990 CAA Amendments also may result in the imposition of additional standards regulating air emissions from polyurethane foam manufacturers, but these standards have not yet been proposed or promulgated.

     The Company has reported to the appropriate state authorities that it has found soil and/or groundwater contamination in excess of state standards at seven sites. These sites are in various stages of investigation or remediation. Accordingly, the extent of contamination and the ultimate liability is not known with certainty for all sites. The Company has accruals of $2.5 million for the estimated cost of remediation, including professional fees and monitoring costs, for these sites. During 2000, Foamex L.P. reached an indemnification agreement with the former owner of the Morristown, Tennessee facility. The agreement allocates the incurred and future remediation costs between the former owner and Foamex L.P. The estimated allocation of future costs for the remediation of this facility is not significant, based on current information known. The former owner was Recticel Foam Corporation, a subsidiary of Recticel s.a.

     The Company has either upgraded or closed all underground storage tanks at its facilities in accordance with applicable regulations. Petroleum contamination was found at one of the sites and the Company has accrued approximately $0.5 million for the estimated remediation costs. Soil sampling continues to assess the full extent of contamination.

     On November 14, 2000, the United States Occupational Safety and Health Administration ("OSHA") released the final ergonomics standard ("Ergonomics Standard"), which applies to the Company, as well as all other employers in the United States, with certain industry specific exclusions. The Ergonomics
Standard addresses musculoskeletal disorders, including those commonly referenced as repetitive motion disorders.

     The  Ergonomics  Standard  is  comprehensive,   covering  essentially  all
employees of the Company in the United States. Although the implementation costs could be significant, in the present form, the Company does not believe it will have a negative impact on its competitive position within the industry.

     Subsequent to year-end 2000, a joint resolution by the United States House of Representatives and Senate was approved that repealed the Ergonomics Standard. The repeal has been submitted to the President of the United States for his review and signature.

     On April 10, 1997, the OSHA promulgated new standards governing employee exposure to methylene chloride, which is used as a blowing agent in some of the Company's manufacturing processes. The phase-in of the standards was completed in 1999 and the Company has developed and implemented a compliance program. Capital expenditures required and changes in operating procedures are not anticipated to significantly impact the Company's competitive position.

     The Company has been designated as a Potentially Responsible Party ("PRP") by the EPA with respect to seven sites. Estimates of total cleanup costs and fractional allocations of liability are generally provided by the EPA or the committee of PRP's with respect to the specified site. In each case and in the aggregate, the liability of the Company is not considered to be significant.

     In 2001 and 2002, capital expenditures for environmental compliance projects are anticipated to be approximately $1.0 million per year. Although it is possible that new information or future developments could require the Company to reassess its potential exposure relating to all pending environmental matters, including those described herein, the Company believes that, based upon all currently available information, the resolution of such environmental matters will not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions may be found to exist, that may require expenditures not currently anticipated and that may be significant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's common stock is traded through the National Association of Securities Dealers, Inc. National Market System (the "NASDAQ") under the symbol "FMXI".

     The following table sets forth the high and low bid prices for the common stock.

                                                  High              Low
     2000
     Quarter Ended March 31, 2000                $10 3/8           $7
     Quarter Ended June 30, 2000                 $ 9 1/2           $4 3/16
     Quarter Ended September 30, 2000            $ 7 1/32          $5 9/16
     Quarter Ended December 31, 2000             $ 6 1/2           $4 19/32

     1999
     Quarter Ended March 31, 1999                $13 3/8           $4 13/16
     Quarter Ended June 30, 1999                 $ 8 9/16          $4
     Quarter Ended September 30, 1999            $10 1/2           $5 3/4
     Quarter Ended December 31, 1999             $ 9               $6

     As of December 31, 2000 there were approximately 148 holders of record of the common stock.

     There were no cash dividends paid by the Company on its common stock during the past two fiscal years. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and requirements, restrictions in financing agreements, business conditions and other factors. The Company is a holding company whose assets consist primarily of its wholly owned subsidiaries Foamex L.P. and Foamex Carpet. Consequently, the Company's ability to pay dividends is dependent upon the earnings of Foamex L.P. and Foamex Carpet and any future subsidiaries of the Company and the distribution of those earnings to the Company and loans or advances by Foamex L.P., Foamex Carpet and any such future subsidiaries of the Company. The ability of Foamex L.P. and Foamex Carpet to make distributions is restricted by the terms of their respective financing agreements. Due to such restrictions, the Company is not expected to have access to the cash flow generated by Foamex L.P. and Foamex Carpet for the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table presents selected historical consolidated financial data of the Company. The financial data should be read in conjunction with the financial statements and related notes thereto of the Company included in this Annual Report on Form 10-K.

                                                                              Fiscal Year (1)
                                                       2000             1999            1998          1997 (6)           1996
                                                   ------------     ------------    ------------    ------------     ------------
                                                             (thousands, except for earnings per share)
Statements of Operations Data
   Net sales (2)                                    $1,257,778       $1,294,639      $1,260,559       $945,519         $940,924
   Income (loss) from continuing
     operations (3)(4)                                  17,013           19,716         (69,853)         4,131           32,492
   Basic earnings (loss) per share from
     continuing operations                                0.69             0.79           (2.79)          0.16             1.28
   Diluted earnings (loss) per share from
     continuing operations                                0.67             0.78           (2.79)          0.16             1.26




                                                                             Fiscal Year (1)
                                                       2000             1999            1998          1997 (6)           1996
                                                   ------------     ------------    ------------    ------------     ------------
                                                                             (thousands)
Balance Sheet Data
   Total assets                                       $755,480         $781,313        $874,965       $893,623         $619,846
   Total long-term debt, classified as current (5)           -                -         771,092              -                -
   Total long-term debt                                687,758          725,297           8,240        735,724          483,344
   Stockholders' deficit                              (164,669)        (166,381)       (204,119)      (113,419)         (58,103)
Dividends                                                    -                -           1,245              -                -

(1) The Company changed its fiscal year to the calendar year during 1998. Prior to the change, the Company had a 52 or 53 week fiscal year ending on the Sunday closest to the end of the calendar year. Each fiscal year presented prior to 1998 was comprised of 52 weeks.

(2) As discussed in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K, net sales reflect a reclassification of certain shipping costs that were billed to customers. The reclassification required shipping costs originally reported in cost of sales to be recognized in net sales, with no impact on income from continuing operations.

(3)  Includes net  restructuring  and other charges  (credits),  as discussed in
     Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K. Listed below are the pre-tax charges (credits).

         2000 - $6.3 million
         1999 - $10.5 million
         1998 - $(9.7) million
         1997 - $21.1 million
         1996 - $(6.5) million

(4) The provision for income taxes in 2000 and 1999 reflected the partial reversal of the deferred income tax valuation allowance recognized in 1998. The 1998 provision for income taxes of $58.2 million for continuing operations consisted primarily of an increase in the valuation allowance for deferred income tax assets.

(5) As of December 31, 1998, the Company classified approximately $771.1 million of long-term debt as current, in response to financial conditions at year-end 1998.

(6) The balance sheet data included the estimated fair value of the net assets acquired in the acquisition of Crain Industries, Inc. in December 1997. The income statement data excludes the results of Crain Industries, Inc. from the acquisition date of December 23, 1997, since the effect was insignificant.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company operates in the flexible polyurethane and advanced polymer foam products industry. As of December 31, 2000, the Company's operations are conducted through its wholly owned subsidiaries, Foamex L.P. and Foamex Carpet Cushion, Inc. ("Foamex Carpet"). Business segments are listed below. Segment financial information is included in Note 16 to the consolidated financial statements.

     An executive vice president heads each operating segment. Each vice president is responsible for developing budgets and plans as well as directing the operations of the segment. The performance of each operating segment is measured based upon income from operations, excluding restructuring charges. The Company does not allocate restructuring and other charges to operating segments because many of the Company's facilities produce products for multiple segments.

     Foam Products - manufactures and markets foam used by the bedding industry, the furniture industry and the retail industry.
     Carpet Cushion Products - manufactures and distributes prime, rebond, sponge rubber and felt carpet cushion.
     Automotive Products - supplies foam primarily for automotive interior applications to automotive manufacturers and tier one suppliers.
     Technical Products - manufactures and markets reticulated foams and other custom polyester and polyether foams for industrial, specialty and consumer
     and  safety   applications.
     Other - primarily consists of certain manufacturing operations in Mexico, corporate expenses not allocated to the other business segments and restructuring and other charges (credits). The restructuring and other charges (credits) amounted to $6.3 million in 2000, $10.5 million in 1999 and $(9.7) million in 1998.

     The Company's sales are primarily to markets in the United States. These sales are impacted by economic conditions in several sectors of the United States economy, including consumer spending, sales of new and existing homes, the overall level of passenger car and light truck production and seasonality. The Company typically experiences two seasonally slow periods during each year, in early July and in late December, due to scheduled plant shutdowns and holidays.

     The  following   discussion   should  be  read  in  conjunction   with  the
consolidated financial statements and related notes included in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

                                                     Carpet
                                        Foam         Cushion       Automotive      Technical
                                      Products       Products       Products       Products        Other         Total
                                      --------       --------      ----------      ---------      ---------    ----------
2000                                                              (thousands)
Net sales                             $519,197       $256,439       $342,386        $106,697      $33,059      $1,257,778
Income (loss) from operations           55,001          2,035         22,235          28,888      (11,688)         96,471
Depreciation and amortization           17,813          7,742          5,785           2,663        2,585          36,588
Income (loss) from operations
   as a percentage of net sales          10.6%           0.8%           6.5%           27.1%          n.m.(b)         7.7%

1999
Net sales (a)                         $527,159      $285,846       $361,806          $92,180      $27,648      $1,294,639
Income (loss) from operations           57,028         8,512         22,547           22,588      (17,617)         93,058
Depreciation and amortization           17,432         8,096          4,823            2,724        2,675          35,750
Income (loss) from operations
   as a percentage of net sales          10.8%          3.0%           6.2%            24.5%          n.m.(b)        7.2%




                                                     Carpet
                                        Foam         Cushion       Automotive      Technical
                                      Products       Products       Products       Products        Other         Total
                                      --------       --------      ----------      ---------      ---------    ----------
1998                                                              (thousands)
Net sales (a)                         $559,690      $314,954       $285,190          $79,140      $21,585      $1,260,559
Income (loss) from operations           35,313        12,005         16,788           14,571       (3,645)         75,032
Depreciation and amortization           18,300         5,529          6,424            2,929        2,203          35,385
Income (loss) from operations
   as a percentage of net sales           6.3%          3.8%           5.9%            18.4%         n.m.(b)         6.0%

(a) As discussed below, net sales for 1999 and 1998 reflects a reclassification of certain shipping costs that were billed to customers. The reclassification required shipping costs originally recorded in cost of sales to be recognized in net sales, with no impact on income from operations.

(b)  Not meaningful.

2000 Compared to 1999

     Net sales for 2000 decreased 2.8% to $1,257.8 million from $1,294.6 million in 1999. The decline in sales primarily reflected a deterioration in market conditions during the second half of 2000. Lower sales were recorded in the Foam Products, Carpet Cushion Products and Automotive Products business segments. The Technical Products segment continued to report strong sales growth and certain of the Company's foreign operations reported in the "Other" segment also reported higher sales, which partially offset sales declines in the business segments discussed above.

     Income from operations in 2000 was $96.5 million, 3.7% higher than the $93.1 million recorded during 1999. These results included restructuring and other charges (discussed under "Other" below) of $6.3 million in 2000 and $10.5 million in 1999. Excluding the restructuring and other charges for comparison purposes, income from operations was $102.7 million in 2000, down 0.8% from $103.5 million in 1999. On this basis, income from operations was 8.2% of net sales in 2000 compared to 8.0% of net sales in 1999.

     The decline in income from operations, excluding restructuring and other charges, was largely attributable to the impact of lower sales and higher raw material costs offset by improved operating efficiencies and lower selling, general and administrative expenses, discussed below. Higher oil prices translated into raw material costs increases in 2000 and these higher costs were not fully recovered through selling price increases. The gross profit margin was 13.7% for 2000 compared to 13.9% in 1999.

     Selling, general and administrative expenses were down 9.7% in 2000 compared to 1999. The decrease primarily reflected cost savings initiatives, lower incentive compensation expenses and lower selling expenses. Partially offsetting these favorable items were increases to the allowance for uncollectible accounts receivables and professional fees. The professional fees were associated with the transfer of the Company's common stock pledged by Trace to The Bank of Nova Scotia and the shareholder litigation settlements, as discussed in the Shareholder and Change in Control Developments section below.

     Foam Products

     Foam Products net sales for 2000 decreased 1.5% to $519.2 million from $527.2 million in 1999. Lower sales primarily reflected a volume decline in the consumer products market and the loss of sales from the Company's packaging business that was sold in 1999. Income from operations in 2000 was down 3.6% to $55.0 million compared to $57.0 million in 1999. As discussed above, raw material costs continued to increase during the year, and selling price increases and improved operating efficiencies did not fully recover the increased costs. As a percentage of net sales, income from operations was 10.6% of net sales in 2000, down from 10.8% in 1999.

Carpet Cushion Products

     Carpet Cushion Products net sales for 2000 decreased 10.3% to $256.4 million from $285.8 million in 1999. The sales decline primarily reflected competitive pressures that resulted in lower sales volumes across all product lines. Lower selling prices in certain product lines and a lower value shipment mix also contributed to the sales decline. As a result, income from operations was $2.0 million in 2000 as compared to $8.5 million in 1999.

     Automotive Products

     Automotive Products net sales for 2000 were $342.4 million, down 5.4% from $361.8 million in 1999. The decrease reflected a slow down in the automotive industry, particularly during the second half of the year. Lower sales translated to a 1.4% decrease in income from operations, from $22.5 million in 1999 to $22.2 million in 2000. Results in 2000 benefited from the favorable impact of a selling price adjustment. Income from operations represented 6.5% of net sales in 2000 and 6.2% of net sales in 1999.

     Technical Products

     Technical Products net sales for 2000 increased 15.7% to $106.7 million from $92.2 million in 1999. Income from operations increased 27.9% to $28.9 million in 2000, up from $22.6 million in 1999. Income from operations represented 27.1% of net sales in 2000 compared to 24.5% in 1999. The improvement reflected favorable market conditions that resulted in sales volume growth and improved operating efficiencies.

     Other

     Other primarily consists of certain manufacturing operations in Mexico, corporate expenses not allocated to business segments and restructuring and other charges. The increase in net sales associated with this segment primarily resulted from an increase in net sales from the Company's Mexico City operation. The loss from operations of $11.7 million in 2000 included a provision of $6.3 million for restructuring and other charges, discussed below. The loss also included the professional fees that were associated with the Exchange Agreement and the shareholder litigation settlements, discussed previously. The loss from operations of $17.6 million in 1999 included $10.5 million of restructuring and other charges.

     During  2000,   the  Company   approved  and   implemented   four  separate
restructuring plans to further rationalize plant operations and to reduce selling, general and administrative expenses.

     The Company recorded restructuring charges of $2.1 million for severance costs in connection with the first restructuring plan. This plan reduced the Company's salaried work force by 18 employees, including certain executives of the Company.

     The second restructuring plan was implemented to rationalize certain plant operations relating to the increase in the VPF(SM) capacity in North Carolina. The Company recorded a restructuring charge of $0.7 million associated with this plan. The restructuring charge was comprised of $0.1 million of severance costs in connection with a work force reduction of 12 employees, $0.4 million of lease and plant closure costs and $0.2 million of asset write-downs.

     The third restructuring plan, as amended, was implemented to exit the Company's fiber operations in Indiana. The Company recorded a restructuring charge of $1.1 million in connection with this plan which was comprised of less than $0.1 million of severance costs for the work force reduction of seven employees, $0.1 million of lease and plant closure costs and $1.0 million of asset write-downs.

     The fourth restructuring plan was implemented for the consolidation of pourline operations and certain product line rationalizations resulting from the closure of facilities in Indiana and Arkansas. The Company recorded a restructuring charge of $2.3 million in connection with this plan. The charge was comprised of $0.2 million of severance costs relating to work force reductions of 65 employees, $0.8 million for lease and plant closure costs and $1.3 million for asset write-downs.

     In addition, the Company recorded a net restructuring charge of $0.1 million associated with changes in estimates to prior years' restructuring plans. The net charge was comprised of $0.1 million for asset write-downs and $0.1 million for lease and plant closure costs offset by a credit of $0.1 million relating to severance costs.

     The accrued restructuring balance at December 31, 2000 will be used for payments relating to severance and lease and plant closure costs, including runout costs at the facilities. As of December 31, 2000, all employees subject to the plans have been terminated. The Company expects to spend approximately $4.8 million during 2001 with the balance to be spent through 2006, principally for lease runout costs.

     During 1999, the Company approved and implemented four restructuring plans to reduce selling, general and administrative costs and to rationalize plant operations.

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

     In connection with the fourth restructuring plan, the Company closed its New York office (see Note 18 to the consolidated financial statements). The Company recorded approximately $2.5 million of restructuring charges comprised of $1.6 million of severance costs for eight employees and $0.9 million of costs primarily relating to future lease obligations, net of sublease proceeds.

     In addition, the Company recorded restructuring charges of approximately $0.7 million relating to changes in estimates to prior years' plans, primarily for the sale of the packaging business in 1999. The $0.7 million charge is comprised of $0.2 million of severance, $1.3 million of lease and plant closure costs, offset by $0.8 million of adjustments for asset write-downs. The Company also recorded $0.3 million of other charges relating to rent due from Trace for the New York office prior to its closure.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense totaled $75.2 million in 2000, which represented a 3.2% increase from 1999 expense of $72.9 million. The impact of higher effective interest rates was partially offset by the benefit of lower average debt levels. Higher effective interest rates reflected market conditions and the impact of a certain provision of the Foamex L.P. credit facility that required an incremental interest rate margin, as discussed in Note 13 to the consolidated financial statements. The additional interest rate margin was 25 basis points in the first quarter of 2000. During the second quarter of 2000, the interest rate margin was increased 25 basis points to a cumulative adjustment of 50 basis points. During the third quarter of 2000, an additional 25 basis point adjustment became effective that resulted in a cumulative adjustment of 75 basis points. Based on the debt leverage ratio of Foamex L.P. at the end of the third quarter, the cumulative adjustment of 75 basis points was reset to zero during the fourth quarter of 2000. Interest capitalized as a component of the construction costs of plant and equipment totaled $0.8 million in 2000.

     Income from Equity Interest in Joint Venture

     Income from an equity interest in an Asian joint venture totaled $1.7 million in 2000 compared to $0.5 million in 1999. The improved results reflected the growth of the joint venture as it moves beyond the start up phase.

Other Income (Expense), Net

     Other expense, net in 2000 totaled $3.0 million and primarily consisted of:
$1.7 million loss on the disposal of fixed assets, $1.2 million of costs associated with a buyout proposal, discussed below, and $0.7 million letter of credit fees offset by $0.6 million of interest income. During, 1999, other income, net totaled $1.5 million. Income items in 1999 included a $4.2 million gain recorded on the sale of the corporate aircraft and interest income of $0.5 million. Partially offsetting income items in 1999 were losses on the disposal of fixed assets and letter of credit fees related to the GFI Transaction, discussed in Note 13 to the consolidated financial statements.

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

     As of December 31, 2000, the Company had approximately $178.5 million of tax operating loss carryforwards for Federal income tax purposes, expiring from 2010 to 2020. See Note 8 to the consolidated financial statements.

     Net Income

     Net income for 2000 was down 13.7% to $17.0 million compared to $19.7 million in 1999.

1999 Compared to 1998

     Net sales for 1999 increased 2.7% to $1,294.6 million from $1,260.6 million in 1998. The increase was primarily the result of stronger volume growth in the Automotive Products and Technical Products segments partially offset by sales declines in the Foam Products and Carpet Cushion Products segments.

     Income from operations increased 24.0% to $93.1 million in 1999 from $75.0 million in 1998. Results in 1999 included $10.5 million of restructuring and other charges. In 1998, a net restructuring credit of previously established restructuring accruals increased operating income by $9.7 million. These restructuring and other charges (credits) are discussed further under "Other" below. Excluding the restructuring and other charges (credits) for comparison purposes, income from operations increased 58.5% to $103.5 million in 1999 from $65.3 million in 1998. On this basis, income from operations represented 8.0% of net sales in 1999, up from 5.2% of net sales in 1998. The improvement was primarily due to (i) the increase in net sales, (ii) improved gross profit margins and (iii) lower selling, general and administrative expenses at both the business unit and corporate levels. Improved gross profit margins resulted primarily from operating efficiencies, the benefits of the first phase of implementation of improved operating practices across a number of the Company's facilities, enhanced raw material utilization and the full year benefits from the consolidation of facilities acquired in connection with the acquisition of Crain Industries, Inc. (the "Crain Acquisition") in December 1997. Lower selling, general and administrative expenses primarily reflected the integration of the Crain Acquisition, staffing reductions in January 1999, elimination of the Trace management fee, the closure the New York office and reduced operating costs as a result of the sale of the corporate aircraft.

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

     Carpet Cushion Products

     Carpet Cushion Products net sales for 1999 decreased 9.2% to $285.8 million from $315.0 million in 1998 primarily due to lower selling prices and sales volumes. Competitive pressures in the carpet cushion marketplace contributed to lower selling prices and lower sales volumes. Sales volumes were also reduced due to limited production from the Company's Orlando, Florida facility as a result of the 1998 fire. Income from operations decreased 29.1% to $8.5 million in 1999 from $12.0 million in 1998. Income from operations represented 3.0% of net sales in 1999, down from 3.8% in 1998. The decline in income from operations and the related margin were primarily due to lower selling prices, lower sales volumes and the Orlando fire, which increased product transportation costs as the fulfillment process was shifted to less geographically optimal facilities. The Orlando, Florida carpet cushion line was brought back on stream and operational in the fourth quarter of 1999. The Pico Rivera, California rebond operation was consolidated into the other California rebond operations during 1999. These effects were partially offset by lower selling expenses as a result primarily of the sales force integration and rationalization associated with the Crain Acquisition. Results in 1998 were impacted by a $1.0 million charge associated with the Orlando, Florida fire, and costs related to the Crain Acquisition transition of $0.9 million.

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

     Other

     Other primarily consists of certain manufacturing operations in Mexico, corporate expenses not allocated to business segments and restructuring and other charges (credits). The increase in net sales associated with this segment primarily resulted from an increase in net sales from the Company's Mexico City operation. The loss from operations in 1999 was primarily associated with the $10.5 million of restructuring and other charges discussed below. The loss from operations in 1998 included $9.7 million of net restructuring credits discussed below. The loss from operations for 1998 was impacted by accounts receivable and inventory write downs of approximately $8.5 million at the Mexico City facility and start up costs of $2.5 million for the Company's Asian joint venture.

     Restructuring and other charges for 1999 amounted to $10.5 million, as discussed previously.

     In 1998, net restructuring credits were approximately $9.7 million, which reflect a $15.1 million reversal of prior year's restructuring plans, offset by other charges of $5.4 million. The $5.4 million was comprised of a $3.1 million reserve for net receivables due from Trace and a $2.3 million of impaired cost in excess of assets acquired associated with a foreign facility. However, these charges were offset by a $15.1 million restructuring credit associated with modifications to the 1997 restructuring plan. The $15.1 million credit reflected the reversal of $10.2 million of fixed asset write-downs, $3.8 million of plant closure and lease obligations and $1.1 million of personnel reductions.

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

     Other expense, net for 1998 primarily consisted of: $6.5 million of costs associated with the proposed Trace buyout transaction; $3.1 million of fees and costs related to the GFI Transaction; $3.0 million of foreign currency losses in Mexico; and a $1.1 million reduction in the value of the Company's investment in the Trace Global Opportunities Fund (see Note 18 to the consolidated financial statements). These expenses in 1998 were partially offset by approximately $1.9 million of interest income.

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

     In 1998, the provision for income taxes of $58.2 million consisted primarily of an increase in the valuation allowance of deferred income tax assets. The Company has determined that it was more likely than not that the Company would not have sufficient future income to utilize its net operating loss carryforwards and realize other deferred income tax assets. In addition, the Company did not recognize the tax benefits associated with losses in Mexico because it appeared likely that the net operating loss carryforwards would not be able to be realized in the near future.

     Income (Loss) Before Extraordinary Loss

     Income (loss) before extraordinary loss increased to $19.7 million for 1999 as compared to a loss of $69.9 million in 1998. The increase is primarily due to improved operating results during 1999 as compared to 1998, as discussed above, and the impact of the 1998 increase to the valuation allowance related to deferred income tax assets.

     Extraordinary Loss

     The extraordinary loss on the early extinguishment of debt in 1998 was $1.9 million (net of $1.3 million income tax benefit). The charge primarily reflected the write-off of debt issuance costs in connection with the GFI Transaction.

Business Outlook

     The coming year presents a number of challenges for the Company. Although the domestic economy is clearly not as strong as in recent years, the Company believes improved results are attainable. In Foam Products, reduced profit margins are anticipated to continue, given the current cost structure. Any improvement in profit margins for Foam Products will largely depend on the ability to implement selling price increases to recover higher raw material costs and higher transportation costs, combined with a continued focus on operating efficiencies. In Carpet Cushion Products, the introduction of new products and marketing strategies, including expansion of commercial applications, will be a key to improving results in the coming year. In Automotive Products, the slow down in the automotive industry is anticipated to continue in the short term and will continue to limit results. Improved results for the Mexico City operation, reported in Other, is primarily dependent on a continued focus on a higher-value product mix and increased shipments. Technical Products are anticipated to continue their growth trend and results for the business segment should help to offset the impact of the unfavorable business conditions discussed above.

     The effective start up of two new VPF(SM) facilities and the conversion to other production technologies to comply with new emission standards, effective in the fourth quarter of 2001, will be also a key success factor.

     Results in 2001 should also benefit from continued growth and results from the Company's joint venture in Asia and from lower interest expense resulting from anticipated debt reduction and anticipated lower effective interest rates, discussed below.

Liquidity and Capital Resources

     The Company's operations are conducted through its wholly owned subsidiaries, Foamex L.P. and Foamex Carpet. The liquidity requirements of the Company consist primarily of the operating cash requirements of its two principal subsidiaries.

     Foamex L.P.'s operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures. Based on the business outlook discussed above, the Company believes that cash flow from Foamex L.P.'s operating activities, cash on hand and periodic borrowings under Foamex L.P.'s credit facility will be adequate to meet its liquidity requirements. The ability of Foamex L.P. to make distributions to the Company is restricted by the terms of its financing agreements. Consequently, both the Company and Foamex Carpet are not expected to have access to the cash flow generated by Foamex L.P. for the foreseeable future.

     Foamex Carpet's operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures. Based on the business outlook discussed above, the Company believes that cash flow from Foamex Carpet's operating activities, cash on hand and periodic borrowings under Foamex Carpet's credit facility will be adequate to meet its liquidity requirements. The ability of Foamex Carpet to make distributions to the Company is restricted by the terms of its financing agreements. Consequently, both the Company and Foamex L.P. are not expected to have access to the cash flow generated by Foamex Carpet for the foreseeable future.

     Cash and cash equivalents totaled $4.9 million at the end of 2000 compared to $6.6 million at the end of 1999. Working capital at the end of the 2000 was $103.3 million and the current ratio was 1.5 to 1 compared to working capital at the end of 1999 of $105.6 million and a current ratio of 1.6 to 1. The increase in accrued employee compensation and benefits primarily reflects an increase in the amount of contributions required for the Company's defined benefit pension plan in the United States.

     Total debt at the end of 2000 was $711.9 million, down $33.4 million from year-end 1999. During the first quarter of 2000, the Foamex/GFI Note was repaid with borrowings under the Foamex L.P. revolving credit facility. The $34.5 million letter of credit that was outstanding at year-end 1999 to collateralize principal and interest payable under the Foamex/GFI Note was also terminated.

Cash Flow from Operating Activities

     Cash provided by operating activities in 2000 was $51.0 million compared to $58.7 million in 1999. The cash flow decrease primarily reflected lower results and an increase in retirement benefit funding. Working capital and other requirements were relatively comparable for the two years.

     Cash Flow from Investing Activities

     Cash used for investing activities totaled $21.9 million in 2000. Cash requirements for capital expenditures were $23.6 million, partially offset by $3.6 million of proceeds from the sale of assets. In 1999, cash flow used for investing activities totaled $1.7 million primarily for $20.1 million of capital expenditures partially offset by $17.8 million of proceeds from the sale of assets. The Company expects capital expenditures for 2001 to be less than $20.0 million, which includes the completion of a fourth VPF(SM) facility. In addition, the Company is continuing to explore the possible implementation of a new ERP software system, but no significant expenditures are anticipated for the balance of 2001.

     Cash Flow from Financing Activities

     Cash used for financing activities was $30.8 million in 2000 compared to cash used of $63.1 million in 1999. As discussed previously, the $34.0 million Foamex/GFI Note was repaid during the first quarter of 2000 with borrowings under the Foamex L.P. revolving credit facility. The remaining cash requirements for financing activities primarily reflected other debt repayments. Cash used for financing activities in 1999 was primarily due to net debt repayments and debt issuance costs.

     Financial Condition

     Based on the business outlook discussed above, coupled with forecasted capital expenditures in 2001 of less than $20.0 million, the Company's targeted debt reduction is approximately $50.0 million in the coming year.

     Various Foamex L.P. and Foamex Carpet debt agreements contain certain quarterly financial covenants which become more restrictive during 2001. Foamex L.P. and Foamex Carpet anticipate that they will continue to comply in 2001 with the quarterly financial covenants in the applicable debt agreements. Management's current business plans for Foamex L.P. and Foamex Carpet anticipate customer selling price increases in response to higher raw material costs, improved working capital management, a reduced capital expenditure program, declining interest rates, successful implementation of on-going cost savings initiatives and improved operating efficiencies. The achievement of the business plans is necessary for compliance with the various financial covenants in 2001.

     The possibility exists that certain financial covenants will not be met if business conditions are other than as anticipated or other unforeseen events impact results. In the absence of a waiver of or amendment to such financial covenants, such noncompliance would constitute a default under the applicable debt agreements, and the lenders would be entitled to accelerate the maturity of the indebtedness outstanding thereunder. In the event that such noncompliance appears likely, or occurs, the Company will seek the lenders' approvals of amendments to, or waivers of, such financial covenants. Historically, the Company has been able to renegotiate financial covenants and/or obtain waivers, as required, and management believes such waivers and/or amendments could be obtained if required. However, there can be no assurance of future amendments or waivers will be obtained.

     Foamex L.P. Credit Facility

     At December 31, 2000, Foamex L.P. had a credit facility (the "Foamex L.P. Credit Facility") with a group of banks which provided for a revolving credit facility commitment of $177.5 million and three term loans with an outstanding balance totaling $248.8 million. Included in the group of banks that provides the Foamex L.P. Credit Facility is The Bank of Nova Scotia, which is a shareholder of the Company, as discussed below. Amendments in 1998 provided for a $2.5 million quarterly reduction of the availability under the revolving credit facility, which extends through June 2003. On January 2, 2001, the revolving credit facility commitment was $175.0 million with the fourth quarter 2000 reduction applied on January 2nd because the last day of 2000 was a Sunday.

     Borrowings under the Foamex L.P. Credit Facility are collateralized by substantially all of the assets of Foamex L.P. on a pari passu basis with the IRBs (see Note 13 to the consolidated financial statements); however, the rights of the holders of the applicable issue of the IRBs to receive payment upon the disposition of the collateral securing such issue of the IRBs has been preserved.

     In response to financial conditions at year-end 1998, amendments to debt agreements were executed during the first half of 1999. As a result the Foamex L.P. Credit Facility, which was amended and restated in February 1998, was further amended and restated in June 1999 to modify financial covenants for net worth, interest coverage, fixed charge coverage and leverage ratios through December 2006. The agreement was also amended to no longer permit Foamex L.P. to make certain cash payments, including the payment of an annual management fee of $3.0 million to a subsidiary of Trace and distributions to the Company, and to limit future investments in foreign subsidiaries and joint ventures. The "change of control" definition under the agreement was also modified to conform to the definition discussed in "change of control" in Note 1 to the consolidated financial statements. Changes in the interest rate structure, effective in 2000, were also made and are discussed below. Foamex L.P. was in compliance with this agreement at year-end 2000 and 1999.

     At year-end 2000, interest was based on the combination of a variable rate consisting of the higher of (i) the base rate of The Bank of Nova Scotia or (ii) the Federal Funds rate plus 0.5% plus a margin. The margins for revolving, Term B, Term C and Term D loans were 2.25%, 2.50%, 2.75% and 2.875%, respectively. At the option of Foamex L.P., portions of the outstanding loans are convertible into LIBOR based loans plus 1.0% added to the margins identified above. The effective interest rates for the Foamex L.P. Credit Facility at the end of 2000 ranged between 10.31% and 10.69%.

     Effective January 1, 2000, the interest rate on outstanding borrowings under the Foamex L.P. Credit Facility will increase by 25 basis points each quarter that Foamex L.P.'s leverage ratio, as defined, exceeds 5.00 to 1.00. Once the leverage ratio is reduced below this level, the cumulative amount of any 25 basis point adjustments to the interest rate on borrowings is reset to zero. During 2000, basis point adjustments were incurred in the first three quarters, beginning with 25 basis points in the first quarter and ending with a cumulative impact of 75 basis points by the end of the third quarter. There were no basis point adjustments for the fourth quarter of 2000. At December 31, 2000, the calculated leverage ratio was 5.3 to 1.00. Consequently, a 25 basis point adjustment will be applicable for the calculation of interest in 2001, effective upon delivery of the financial statements to the lenders.

     Available borrowings under the revolving credit facility totaled $10.5 million at year-end 2000. Letters of credit outstanding at December 31, 2000 totaled $21.1 million.

     As part of the Foamex L.P. Credit Facility, excess cash flow generated annually, as defined, is required to prepay portions of Term B, C and D loans. There was no required prepayment at year-end 2000. The prepayment amount determined for 1999 was $13.3 million and was financed through revolving loans under the facility. The 1999 required payment was made during the second quarter of 2000.

Foamex Carpet Credit Facility

     Foamex Carpet has a revolving credit facility (the "Foamex Carpet Credit Facility"), which provides a commitment of $15.0 million through February 2004. During 1999, amendments modified the financial covenants for net worth, interest coverage, fixed charge coverage and leverage ratios. Also, effective June 30, 1999, the interest rate on outstanding borrowings under the Foamex Carpet Credit Facility increased by 25 basis points.

     There were no borrowings outstanding under the Foamex Carpet Credit Facility at year-end 2000 and available borrowings totaled $15.0 million. The interest rate was based on the combination of a variable rate plus a margin. The variable rate is the same as the one defined in the Foamex L.P. Credit Facility, discussed above, and the margin is 2.25%. At the option of Foamex Carpet, portions of the outstanding loans are convertible into LIBOR based loans plus 3.25%.

     Borrowings under the Foamex Carpet Credit Facility are collateralized by substantially all of the assets of Foamex Carpet on a pari passu basis with the Note Payable to Foam Funding LLC, discussed in Note 13 to the consolidated financial statements.

Buyout Proposals - History

     On February 9, 2000, the Company announced that it was in discussions with respect to a proposal involving the acquisition of all of the Company's outstanding common stock for cash. The Company stated that the proposal was subject to a number of conditions, including the buyer's due diligence and the execution of definitive agreements. The Company agreed to an exclusive negotiating period ending five business days after delivery of its audited financial statements included in the Company's Annual Report on Form 10-K to the prospective buyer. On April 5, 2000, the Company announced that discussions with the potential buyer were terminated with no agreement having been reached. The Company subsequently terminated the engagement of J.P. Morgan & Company, Inc. ("JP Morgan"), which acted as financial advisor in connection with such transaction. During the second quarter of 2000, the Company ended discussions with JP Morgan concerning an additional engagement.

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

Shareholder and Change in Control Developments

     Trace is a privately held company, which owned approximately 29% of the Company's outstanding voting common stock at September 30, 2000, and whose former Chairman also serves as the Company's Chairman. The Company's common stock owned by Trace was pledged as collateral against certain of Trace's obligations. Certain credit agreements and promissory notes of the Company's subsidiaries, pursuant to which approximately $401.1 million of debt was outstanding as of September 30, 2000, provided that a "change of control" would be an event of default and could result in the acceleration of such indebtedness. "Change of control" means, for this purpose, that (i) a person or related group, other than Trace, beneficially owns more than 25% of the Company's outstanding voting stock and (ii) such voting stock constitutes a greater percentage of such voting stock than the amount beneficially owned by Trace. Additionally, certain indentures of Foamex L.P. and Foamex Capital Corporation ("FCC") relating to senior subordinated notes of $248.0 million contain similar "change of control" provisions, which require Foamex L.P. and FCC to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if there is such a "change of control".

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

     On July 31, 2000, the Company announced that it had entered into an agreement (the "Exchange Agreement") with The Bank of Nova Scotia relating to a portion of the 7,197,426 shares of the Company's common stock pledged by Trace to The Bank of Nova Scotia. The Exchange Agreement provided for the transfer of the pledged stock to The Bank of Nova Scotia in a manner that would not constitute a "change of control" as described above. These transactions were conditioned upon bankruptcy court approval of a settlement agreement between The Bank of Nova Scotia and the trustee for the Trace bankruptcy, which was entered on October 18, 2000. On November 2, 2000, the transactions contemplated by the Exchange Agreement and the settlement agreement were consummated, and did not constitute a "change of control". As a result, Trace no longer owns any shares of the Company's common stock.

     Under the Exchange Agreement, The Bank of Nova Scotia initially received 1,500,000 shares of the Company's common stock from the Trace bankruptcy estate and exchanged these common stock shares for 15,000 shares of a new class of the Company's non-voting non-redeemable convertible preferred stock (the "Series B Preferred Stock"). Each share of the Series B Preferred Stock can be converted into 100 shares of the Company's common stock but only if such conversion would not trigger a "change of control" event, as discussed above. The Series B Preferred Stock (a) is entitled to dividends only if a dividend is declared on the Company's common stock, (b) ranks senior to any future preferred stock issued by the Company and (c) is entitled to a liquidation preference of $100 per share. Following this exchange, The Bank of Nova Scotia became the owner of 24.41% of the outstanding shares of the Company's common stock when the remaining 5,697,426 shares of the Company's common stock were transferred to The Bank of Nova Scotia from the Trace bankruptcy estate.

Environmental and Health and Safety Matters

     The Company is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with the Company's compliance with such laws and regulations did not have a material adverse effect on operations, financial position, capital expenditures or competitive position. Liabilities recorded by the Company in connection with environmental matters as of December 31, 2000 totaled $4.1 million. Although it is possible that new information or future developments could require the Company to reassess its potential exposure to all pending environmental matters, including those described in the consolidated financial statements, the Company believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a significant adverse effect on the Company's operations, financial position, capital expenditures or competitive position.

     On November 14, 2000, the United States Occupational Safety and Health Administration ("OSHA") released the final ergonomics standard ("Ergonomics Standard"), which applies to the Company, as well as all other employers in the United States, with certain industry specific exclusions. The Ergonomics
Standard addresses musculoskeletal disorders, including those commonly referenced as repetitive motion disorders.

     The Ergonomics Standard is comprehensive, covering essentially all employees of the Company in the United States. Although the implementation costs could be significant, in the present form, the Company does not believe it will have a negative impact on the its competitive position within the industry.

     Subsequent to year-end 2000, a joint resolution by the United States House of Representatives and Senate was approved that repealed the Ergonomics Standard. The repeal has been submitted to the President of the United States for his review and signature.

Inflation and Other Matters

     On average, inflation rates for the domestic economy continue to be relatively low. Although long-term inflation rates are difficult to predict, the Company believes it has the flexibility in operations and capital structure to maintain a competitive position. In recent years, results of operations were adversely affected by raw material cost increases. The price of the two principal chemicals used, TDI and polyol, is influenced by demand, manufacturing capacity and oil prices. Results for 2000 were negatively impacted by higher transportation costs related to oil price increases and higher costs for raw materials. The Company attempts to offset raw material cost increases through selling price increases; however, there can be no assurance that the Company will be successful in implementing selling price increases or that competitive pricing pressure will not require the Company to adjust selling prices.

Results of operations have been and could be adversely affected by delays in implementing, or the inability of the Company to implement, selling price increases to offset raw material cost increases.

Accounting Changes  - Revenue Recognition and Presentation

     The Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101, as amended, was effective as of January 1, 2000 and was adopted in the fourth quarter of 2000. SAB No. 101 outlines the SEC's position that revenue should not be recognized until it is realized or realizable, including a comprehensive review of the conditions and criteria necessary for revenue recognition. Additionally, the Company has internal policies and an on-going audit program to support the accounting policy. Based on the review of the SAB No. 101 requirements, no significant impact was incurred or anticipated on the revenue recognition practices of the Company.

     During July 2000, the Emerging Issues Task Force (the "EITF") of the Financial Accounting Standards Board reached a consensus on an issue concerning the components of revenue. EITF No. 00-10 "Accounting for Shipping and Handling Revenues and Costs" essentially requires that shipping and handling costs that are billed to a customer be included in revenue. The Company determined that a portion of shipping costs billed to customers required a reclassification from cost of sales to revenue. Accordingly, net sales reported for all periods in the consolidated statements of operations reflect the reclassification required. On a segment basis, the Carpet Cushion Products was the only business segment impacted and net sales for all periods presented reflect the reclassification required. All other shipping and handling costs associated with product shipments are reported in cost of goods sold.

Future Accounting Changes  - Accounting for Derivatives and Hedging Activities

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") will require the fair value of derivatives be recognized in the consolidated balance sheets. Changes in the fair value of derivatives will be recognized in earnings or in other comprehensive loss, essentially depending on the structure and the purpose of the derivatives. During 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amended SFAS No. 133 on a limited number of issues, was issued. The statements will be effective for the Company in the first quarter of 2001.

     These statements create a foundation that will address accounting and reporting issues for a wide range of financial instruments defined as derivatives and related hedging activities. As of December 31, 2000, the Company did not have any derivatives, as defined in the statements. Accordingly, the initial adoption of the statements will not have a significant impact on the results of operations or financial position of the Company. The adoption of the statements will require a reclassification in the consolidated balance sheets, effective in 2001. Specifically, $6.1 million recognized at year-end 2000 as liabilities will be reclassified to accumulated other comprehensive loss under stockholders' deficit. The amount reclassified is the result of certain interest rate swaps that were terminated in prior years, as discussed in Note 13 to the consolidated financial statements. The amount reclassified will continue to be amortized, with $0.9 million of amortization anticipated in 2001.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's debt securities with variable interest rates are subject to market risk for changes in interest rates. On December 31, 2000, indebtedness with variable interest rates totaled $453.0 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $4.5 million; concomitantly in fact interest rates have decreased by 150 basis points for a potential savings in excess of $6.0 million for the year 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     An index to the financial statements and financial statement schedules is included in Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

     The information required by this Part III (Items 10, 11, 12 and 13) will be filed as an amendment no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    Financial statements.

       Foamex International Inc. and Subsidiaries:
         Report of Independent Accountants                                  F-2
         Consolidated Balance Sheets as of
                December 31, 2000 and 1999                                  F-3
         Consolidated Statements of Operations for
                the years 2000, 1999 and 1998                               F-5
         Consolidated Statements of Cash Flows for the
                years 2000, 1999 and 1998                                   F-6
         Consolidated Statements of Stockholders' Deficit for
                the years 2000, 1999 and 1998                               F-7
         Notes to Consolidated Financial Statements                         F-8

       Foamex International Inc. and Subsidiaries Financial Statement Schedules:
         Schedule I - Condensed Financial Information of Registrant         S-2
         Schedule II - Valuation and Qualifying Accounts                    S-5

(b)    Reports on Form 8-K.

          A report, dated November 2, 2000, was filed for Item 5. Other Events, concerning the consummation of an agreement with The Bank of Nova Scotia relating to the shares of the Company's voting common stock pledged by Trace to The Bank of Nova Scotia as a result of the Trace bankruptcy filing.

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

4.4.13(p)    - Subsidiary Pledge  Agreement,  dated as of June 12, 1997, made by
             Foamex  Mexico,  Inc. in favor of Citicorp USA, Inc., as Collateral
             Agent.
4.4.14(p)    - Subsidiary Pledge  Agreement,  dated as of June 12, 1997, made by
             Foamex  Mexico  II,  Inc.  in  favor  of  Citicorp  USA,  Inc.,  as
             Collateral Agent.
4.4.15(p)    - Foamex  Security  Agreement,  dated as of June 12, 1997,  made by
             Foamex L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.16(p)    - Subsidiary Security Agreement, dated as of June 12, 1997, made by
             Foamex  Latin  America,  Inc. in favor of Citicorp  USA,  Inc.,  as
             Collateral Agent.
4.4.17(p)    - Subsidiary Security Agreement, dated as of June 12, 1997, made by
             Foamex  Mexico,  Inc. in favor of Citicorp USA, Inc., as Collateral
             Agent.
4.4.18(p)    - Subsidiary Security Agreement, dated as of June 12, 1997, made by
             Foamex  Mexico  II,  Inc.  in  favor  of  Citicorp  USA,  Inc.,  as
             Collateral Agent.
4.4.19(p)    - Subsidiary Security Agreement, dated as of June 12, 1997, made by
             Foamex Asia,  Inc. in favor of Citicorp  USA,  Inc.,  as Collateral
             Agent.
4.4.20(p)    - Subsidiary Security Agreement, dated as of June 12, 1997, made by
             FCC in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.21(r)    - Foamex  Pledge  Agreement,  dated as of June  12,  1997,  made by
             Foamex L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.22(w)    - First Amendment to Foamex Pledge Agreement,  dated as of December
             23,  1997,  by Foamex  L.P.  in favor of  Citicorp  USA,  Inc.,  as
             Collateral Agent.
4.4.23(w)    -  First  Amendment  to  Foamex  Security  Agreement,  dated  as of
             December 23, 1997, by Foamex L.P. in favor of Citicorp  USA,  Inc., as Collateral Agent.
4.4.24(w)    - First Amendment to Foamex Patent Agreement,  dated as of December
             23,  1997,  by Foamex  L.P.  in favor of  Citicorp  USA,  Inc.,  as
             Collateral Agent.
4.4.25(w)    - First  Amendment to  Trademark  Security  Agreement,  dated as of
             December 23, 1997, by Foamex L.P. in favor of Citicorp  USA,  Inc., as Collateral Agent.
4.4.26(w)    -  Acknowledgment  of  Guaranty  by  each  of the  guarantors  to a
             Guaranty dated June 12, 1997 in favor of Citicorp USA, Inc.
4.4.27(w)    - First  Amendment  to Pledge  Agreement,  dated as of December 23,
             1997, by pledgors in favor of Citicorp USA, Inc.
4.4.28(w)    - Crain Industries,  Inc. ("Crain") Guaranty,  dated as of December
             23, 1997, made by Crain in favor of Citicorp USA, Inc.
4.4.29(x)    - Partnership Pledge Agreement, dated as of February 27, 1998, made by Foamex International and FMXI in favor of Citicorp USA, Inc., as
             Collateral Agent.
4.4.30(bb)   - Amendment   No.  1  to  Second   Amended  and  Restated   Foamex
             International Guaranty, dated March 11, 1999.
4.4.31(bb)   - Amendment No. 1 to Foamex International Guaranty, dated March 12,
             1999.
4.4.32(dd)   - Foamex  Patent  Agreement,  dated as of June 12, 1997,  by Foamex
             L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.33(dd)   -  Trademark  Security  Agreement,  dated as of June 12,  1997,  by
             Foamex L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.34(ee)   - Amended and Restated  Foamex Pledge  Agreement,  dated as of June
             30, 1999 made by Foamex L.P.  in favor of Citicorp  U.S.A.  Inc. as
             Collateral  Agent.
4.4.35(ee)   - Amended and Restated  Partnership  Pledge Agreement,  dated as of
             June 30, 1999 by FMXI, Inc. and Foamex International Inc. in favor of Citicorp USA Inc. as FII Intercreditor Collateral Agent.
4.5          - Commitment  letter, dated October 31, 2000, from The Bank of Nova
             Scotia to Foamex Canada Inc.
4.6(a)       -  Subordinated  Promissory  Note,  dated as of May 6, 1993, in the original principal amount of $7,014,864 executed by Foamex L.P. to John Rallis ("Rallis").
4.7(a)       - Marely Loan Commitment Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and Marely s.a. ("Marely").
4.8(a)       - DLJ Loan Commitment Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and DLJ Funding, Inc. ("DLJ Funding").

4.9.1(p)     - Promissory Note, dated June 12, 1997, in the aggregate  principal amount of $5,000,000, executed by Trace Holdings to Foamex L.P.
4.9.2(p)     - Promissory Note, dated June 12, 1997, in the aggregate  principal amount of $4,794,828, executed by Trace Holdings to Foamex L.P.
4.10.1(x)    - Credit  Agreement,  dated as of February 27,  1998,  by and among
             Foamex Carpet,  the institutions from time to time party thereto as lenders,  the  institutions  from  time to time  party  thereto  as issuing  banks and Citicorp  USA, Inc. and The Bank of Nova Scotia, as administrative agents.
4.10.2(x)    - Foamex  International  Guaranty,  dated as of February  27, 1998, made by Foamex  International  in favor of Citicorp  USA,  Inc., as
             Collateral Agent.
4.10.3(x)    - Foamex International  Pledge Agreement,  dated as of February 27,
             1998, made by Foamex  International in favor of Citicorp USA, Inc., as Collateral Agent.
4.10.4(x)    - New GFI Security  Agreement,  dated as of February 27, 1998, made by Foamex  Carpet in favor of Citicorp  USA,  Inc.,  as  Collateral
             Agent.
4.10.5(x)    - New GFI Intercreditor  Agreement,  dated as of February 27, 1998,
             by  and  among  Foamex  Carpet,   The  Bank  of  Nova  Scotia,   as
             Administrative  Agent,  and Citicorp USA,  Inc., as  Administrative
             Agent and Collateral Agent.
4.10.6(x)    - FII  Intercreditor  Agreement,  dated as of February 27, 1998, by and  between  Foamex  International  and  Citicorp  USA,  Inc.,  as
             Collateral Agent.
4.10.9(dd)   - Amendment No. 1 to Foamex Carpet Credit Agreement,  dated October
             30, 1998.
4.10.10(bb)  - Amendment No. 2 to Foamex Carpet  Credit  Agreement,  dated March
             12, 1999.
4.10.11(ee)  - Foamex L.P. Credit Agreement, dated June 12, 1997, as amended and restated as of February 27, 1998 as further amended and restated as of June 29, 1999 among Foamex L.P.,  FMXI,  the  institutions  from time to time party thereto as lenders,  the institutions  from time to time party  thereto as issuing  banks and Citicorp USA, Inc. and the Bank of Nova Scotia as Administrative Agents.
4.10.12(ee)  - Amendment No. 3 to Foamex Carpet Credit Agreement, dated June 30,
             1999.
4.10.13(ee)  - Foamex International Pledge Agreement,  dated June 30, 1999, made by Foamex  International  in favor of Citicorp  U.S.A.  Inc. as FII
             Intercreditor Collateral Agent.
4.10.14(ff)  -  Amendment  No. 1 to the  Foamex  L.P.  Credit  Agreement,  dated
             December 23, 1999,  as amended and restated as of February 27, 1998 as further  amended and  restated as of June 29, 1999 among  Foamex
             L.P.,  FMXI,  the  institutions  from time to time party thereto as lenders,  the  institutions  from  time to time  party  thereto  as issuing banks and Citicorp USA, Inc. and the Bank of Nova Scotia as
             Administrative Agents.
4.10.15(gg)  -  Amendment  No. 2 to the  Foamex  L.P.  Credit  Agreement,  dated
             February 16, 2000,  as amended and restated as of February 27, 1998 as further  amended and  restated as of June 29, 1999 among  Foamex
             L.P.,  FMXI,  the  institutions  from time to time party thereto as lenders,  the  institutions  from  time to time  party  thereto  as issuing banks and Citicorp USA, Inc. and the Bank of Nova Scotia as
             Administrative Agents.
4.10.16(gg)  -  Amendment  No.  4 to  Foamex  Carpet  Cushion  Agreement,  dated
             February 18, 2000.
4.11.1(x)    -  Promissory  Note of Foamex L.P. in favor of Foam  Funding LLC in the principal amount of $34 million, dated February 27, 1998.
4.12.1(x)    - Promissory  Note of Foamex Carpet in favor of Foam Funding LLC in the principal amount of $70.2 million, dated February 27, 1998.
4.12.2(bb)-  Amendment  to  Promissory  Note of  Foamex  Carpet in favor of Foam
             Funding LLC dated March 15, 1999.
4.12.3(ee)-  Amendment  to  Promissory  Note of  Foamex  L.P.  in  favor of Foam
             Funding LLC dated as of June 30, 1999.
4.12.4(ee)-  Amendment  to  Promissory  Note of  Foamex  Carpet in favor of Foam
             Funding LLC dated as of June 30, 1999.
4.12.5(gg)-  Amendment  to  Promissory  Note of  Foamex  Carpet in favor of Foam
             Funding LLC dated as of February 18, 2000.

4.13(dd)     - Waiver, dated as of April 15, 1999 to the Credit Agreement, dated as of February 27,  1998,  among Foamex  Carpet,  the  institutions party thereto as Lenders, the institutions party thereto as Issuing
             Banks,  and  Citicorp  USA,  Inc.  and The Bank of Nova  Scotia  as
             Administrative Agents.
4.13.1(gg)   - Waiver,  dated as of April 15, 1999 to the Promissory Note, dated as of February 27, 1998,  payable by Foamex  Carpet to Foam Funding
             LLC.
4.13.2(gg)   - Waiver,  dated as of May 6, 1999 to the Promissory Note, dated as of February 27, 1998, payable by Foamex Carpet to Foam Funding LLC.
4.14(hh)     - Letter Agreement,  dated as of July 31, 2000, between the Company and The Bank of Nova Scotia.
4.14.1(jj)   - Certificate of  Designations  of Series B Preferred  Stock of the
             Company.
10.1.1(p)    - Amendment to Master Agreement,  dated as of June 5, 1997, between
             Citibank, N.A. and Foamex L.P.
10.1.2(p)    -  Amended  Confirmation,  dated  as  of  June  13,  1997,  between
             Citibank, N.A. and Foamex L.P.
10.1.3(w)    - Amended  Confirmation,  dated as of  February  2,  1998,  between
             Citibank, N.A. and Foamex L.P.
10.2(h)      -  Reimbursement  Agreement,  dated as of March 23,  1993,  between
             Trace Holdings and General Felt.
10.3(h)      - Shareholder  Agreement,  dated December 31, 1992, among Recticel,
             s.a.  ("Recticel"),  Recticel  Holding  Noord  B.V.,  Foamex  L.P.,
             Beamech Group Limited,  LME-Beamech,  Inc.,  James Brian Blackwell,
             and Prefoam AG relating to a foam technology-sharing arrangement.
10.4.1(k)    - Asset Transfer  Agreement,  dated as of October 2, 1990,  between
             Trace Holdings and Foamex L.P. (the "Trace  Holdings Asset Transfer
             Agreement").
10.4.2(k)    - First  Amendment,  dated as of December  19,  1991,  to the Trace
             Holdings Asset Transfer Agreement. 10.4.3(k) - Amended and Restated
             Guaranty,  dated as of  December  19,  1991,  made by Trace Foam in favor of Foamex L.P. 10.5.1(k) - Asset Transfer Agreement, dated as of October 2, 1990,  between Recticel Foam Corporation  ("RFC") and
             Foamex L.P. (the "RFC Asset Transfer Agreement").
10.5.2(k)    - First Amendment,  dated as of December 19, 1991, to the RFC Asset
             Transfer Agreement.
10.5.3(k)    -  Schedule  5.03 to the RFC Asset  Transfer  Agreement  (the "5.03
             Protocol").  10.5.4(h) - The 5.03  Protocol  Assumption  Agreement,
             dated as of October 13, 1992, between RFC and Foamex L.P.
10.5.5(h)    - Letter  Agreement  between Trace Holdings and Recticel  regarding the Recticel Guaranty, dated as of July 22, 1992.
10.6(l)      - Supply  Agreement,  dated June 28, 1994,  between Foamex L.P. and
             Foamex International.
10.7.1(l)    - First  Amended and  Restated Tax Sharing  Agreement,  dated as of
             December 14, 1993,  among Foamex L.P.,  Trace Foam, FMXI and Foamex
             International.
10.7.2(d)    - First  Amendment  to  First  Amended  and  Restated  Tax  Sharing
             Agreement,  dated as of June 12,  1997,  by and among  Foamex L.P.,
             Foamex International, FMXI and Trace Foam.
10.7.3(w)    - Second  Amendment  to First  Amended  and  Restated  Tax  Sharing
             Agreement, dated as of December 23, 1997, by and among Foamex L.P.,
             Foamex International, FMXI, and Trace Foam.
10.7.4(y)    - Third  Amendment  to  First  Amended  and  Restated  Tax  Sharing
             Agreement,  dated as of February  27, 1998,  by and between  Foamex
             L.P., Foamex International and FMXI.
10.8.1(m)    - Tax  Distribution  Advance  Agreement,  dated as of December  11,
             1996, by and between Foamex L.P. and Foamex-JPS Automotive L.P.
10.8.2(d)    - Amendment No. 1 to Tax Distribution  Advance Agreement,  dated as
             of  June  12,  1997,   by  and  between   Foamex  L.P.  and  Foamex
             International.
10.9.1(h)    - Trace Foam  Management  Agreement  between  Foamex L.P. and Trace
             Foam, dated as of October 13, 1992.
10.9.2(l)    -  Affirmation  Agreement  re:  Management  Agreement,  dated as of
             December 14, 1993, between Foamex L.P. and Trace Foam.
10.9.3(d)    - First  Amendment to  Management  Agreement,  dated as of June 12,
             1997, by and between Foamex L.P. and Trace Foam.
10.10.1(k)   - Salaried Incentive Plan of Foamex L.P. and Subsidiaries.
10.10.2(k)   - Trace Holdings 1987 Nonqualified Stock Option Plan.
10.10.3(k)   - Equity Growth Participation Program.

10.10.4(o)   - The Foamex L.P.  Salaried  Pension Plan  (formerly,  "The General
             Felt  Industries,  Inc.  Retirement Plan for Salaried  Employees"),
             effective as of January 1, 1995.
10.10.5(u)   - The  Foamex  L.P.  Hourly  Pension  Plan  (formerly  "The  Foamex
             Products  Inc.  Hourly  Employee   Retirement  Plan"),  as  amended
             December 31, 1995.
10.10.6(u)   - Foamex L.P. 401(k) Savings Plan effective October 1, 1997.
10.10.7(ii)  - Foamex  International's  Amended and  Restated  1993 Stock Option
             Plan.
10.10.8(a)   - Foamex International's Non-Employee Director Compensation Plan.
10.11.1      - Employment Agreement, dated as of January 1, 1999, by and between the Company and Marshall S. Cogan.
10.11.2(dd)  - Employment Agreement,  dated as of March 16, 1999, by and between
             Foamex International and John G. Johnson, Jr.
10.11.3      - Employment  Agreement,  amended effective as of January 29, 2001, by and between Foamex International and John Televantos.
10.12.1(a)   - Warrant Exchange Agreement, dated as of December 14, 1993, by and between Foamex L.P. and Marely.
10.12.2(a)   - Warrant Exchange Agreement, dated as of December 14, 1993, by and between Foamex L.P. and DLJ Funding.
10.13(t)     - Warrant  Agreement,  dated as of June 28,  1994,  by and  between
             Foamex International and Shawmut Bank.
10.14(o)     - Stock Purchase  Agreement,  dated as of December 23, 1993, by and
             between   Transformacion   de  Espumas  u   Fieltros,   S.A.,   the
             stockholders which are parties thereto, and Foamex L.P.
10.15.1(r)   - Asset  Purchase  Agreement,  dated as of August 29, 1997,  by and among General Felt, Foamex L.P., Bretlin, Inc. and The Dixie Group.
10.15.2(s)   -  Addendum  to Asset  Purchase  Agreement,  dated as of October 1,
             1997, by and among General Felt, Foamex L.P., Bretlin, Inc. and The
             Dixie Group.
10.16.1(x)   - Supply  Agreement,  dated as of February 27, 1998, by and between
             Foamex L.P. and General Felt (as assigned to Foamex Carpet).
10.16.2(x)   - Administrative Services Agreement, dated as of February 27, 1998, by and between  Foamex L.P. and General Felt (as assigned to Foamex
             Carpet).
10.17(y)     - Tax Sharing  Agreement,  dated as of February 27,  1998,  between
             Foamex International and Foamex Carpet.
10.18.1(w)   - Joint  Venture  Agreement  between  Hua Kee  Company  Limited and
             Foamex Asia, Inc., dated as of July 8, 1997.
10.18.2(w)   - Loan Agreement  between Hua Kee Company  Limited and Foamex Asia,
             Inc., dated as of July 8, 1997.
21           - Subsidiaries of registrant.
23           - Consent of Independent Accountants,  PricewaterhouseCoopers  LLP.
             ----------------------------

(a)  Incorporated   herein  by  reference  to  the  Exhibit  to  Foamex   L.P.'s
     Registration Statement on Form S-1, Registration No. 33-69606.

(b) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of the Company for the fiscal year ended January 1, 1995.

(c) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of the Company reporting an event that occurred May 28, 1997.

(d) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of the Company reporting an event that occurred June 12, 1997.

(e) Incorporated herein by reference to the Exhibit to the Registration Statement of Foamex L.P. and FCC on Form S-4, Registration No. 33-65158.

(f) Incorporated herein by reference to the Exhibit to the Form 10-Q of the Company for the quarterly period ended June 30, 1996.

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

(m) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of the Company for the fiscal year ended December 29, 1996.

(n) Incorporated herein by reference to the Exhibit to the Form 10-Q of the Company for the quarterly period ended July 2, 1995.

(o) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex L.P. for fiscal 1993.

(p) Incorporated herein by reference to the Exhibit in the Registration Statement of the Company on Form S-4, Registration No. 333-30291.

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

(t) Incorporated by reference to the Exhibit to the Form 10-Q of the Company for the quarterly period ended July 3, 1994.

(u) Incorporated by reference to the Exhibit to the Form 10-Q of Foamex L.P. for the quarterly period ended September 28, 1997.

(v) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Foamex L.P., FCC and the Company reporting an event that occurred December 23, 1997.

(w) Incorporated herein by reference to the Exhibit in the Registration Statement of Foamex L.P. and FCC on Form S-4, Registration No. 333-45733, filed February 6, 1998.

(x) Incorporated herein by reference to the Current Report on Form 8-K of Foamex International reporting an event that occurred on February 27, 1998.

(y) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of the Company for the fiscal year ended December 28, 1997.

(z) Incorporated herein by reference to the Current Report on Form 8-K of the Company reporting an event that occurred on November 5, 1998.

(aa) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of the Company reporting an event that occurred on June 25, 1998.

(bb) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of the Company reporting an event that occurred on March 11, 1999.

(cc) Incorporated herein by reference to the Exhibit in the Registration Statement of Foamex L.P. and FCC on Form S-4/A, Registration No. 333-45733, filed May 11, 1998.

(dd) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1998.

(ee) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of the Company reporting an event that occurred on June 30, 1999.

(ff) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1999.

(gg) Incorporated herein by reference to the Exhibit to the Form 10-Q of the Company for the quarterly period ended March 30, 2000.

(hh) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of the Company reporting an event that occurred on July 31, 2000.

(ii) Incorporated herein by reference to the Exhibit to the Company's definitive proxy statement dated May 31, 2000.

(jj) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of the Company reporting an event that occurred on November 2, 2000.

     Certain instruments defining the rights of security holders have been excluded herefrom in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 30th day of March 2001.

                               FOAMEX INTERNATIONAL INC.


                               By: /s/ John Televantos
                                   -------------------------
                                   Name:  John Televantos
                                   Title: President and Chief Executive Officer


                               By: /s/ Carl E. Kraus
                                   --------------------------
                                   Name:  Carl E. Kraus
                                   Title: Interim Chief Financial Officer


                               By: /s/ Robert S. Graham, Jr.
                                   ---------------------------
                                   Name:  Robert S. Graham, Jr.
                                   Title: Senior Vice President, Corporate
                                            Controller and Chief Accounting
                                            Officer

                                   SIGNATURES
                                   (continued)


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf by the registrant and in the capacities and on the dates indicated:

Signature                            Title                           Date


/s/ Marshall S. Cogan          Chairman of the Board            March 30, 2001
- -------------------------
    Marshall S. Cogan


/s/ Robert J. Hay              Chairman Emeritus                March 30, 2001
- -------------------------        and Director
    Robert J. Hay


/s/ John Televantos            President, Chief Executive       March 30, 2001
- -------------------------        Officer and Director
    John Televantos


/s/ Etienne Davignon           Director                         March 30, 2001
- -------------------------
    Etienne Davignon


/s/ Stuart J. Hershon          Director                         March 30, 2001
- -------------------------
    Stuart J. Hershon


/s/ Virginia A. Kamsky         Director                         March 30, 2001
- -------------------------
    Viriginia A. Kamsky


/s/ Raymond E. Mabus           Director                         March 30, 2001
- -------------------------
    Raymond E. Mabus


/s/ John V. Tunney             Director                         March 30, 2001
- -------------------------
    John V. Tunney

                            FOAMEX INTERNATIONAL INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


     Foamex International Inc.

        Index to Consolidated Financial Statements                                                    F-1

        Report of Independent Accountants                                                             F-2

        Consolidated Balance Sheets as of December 31, 2000 and 1999                                  F-3

        Consolidated Statements of Operations for the years 2000, 1999 and 1998                       F-5

        Consolidated Statements of Cash Flows for the years 2000, 1999 and 1998                       F-6

        Consolidated Statements of Stockholders' Deficit for the years 2000,
           1999 and 1998                                                                              F-7

        Notes to Consolidated Financial Statements                                                    F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Foamex International Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' deficit and of cash flows present fairly, in all material respects, the financial position of Foamex International Inc. and its subsidiaries (the "Company") at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules as of and for each of the three years in the period ended December 31, 2000 when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 13, during the year ending December 31, 2001, the Company's financial debt covenants, with which the Company must comply on a quarterly basis, become more restrictive. Management's plans in regard to this matter are also described in Note 13.


PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 30, 2001

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                     December 31,      December 31,
ASSETS                                                                                   2000              1999
                                                                                     ------------      ------------
                                                                                              (thousands)
CURRENT ASSETS
    Cash and cash equivalents                                                         $   4,890         $  6,577
    Accounts receivable, net of allowance for doubtful
      accounts and discounts of $9,926 and $9,549                                       170,590          166,571
    Inventories                                                                         100,334           97,882
    Deferred income taxes                                                                     -               60
    Other current assets                                                                 22,788           23,602
                                                                                      ---------         --------

            Total current assets                                                        298,602          294,692
                                                                                      ---------         --------

PROPERTY, PLANT AND EQUIPMENT
    Land and land improvements                                                           6,805             6,947
    Buildings and leasehold improvements                                               100,169            98,939
    Machinery, equipment and furnishings                                               268,353           264,241
    Construction in progress                                                            21,964            14,851
                                                                                      --------          --------

            Total                                                                      397,291           384,978

    Less accumulated depreciation and amortization                                    (184,760)         (163,145)
                                                                                      --------          --------

       Property, plant and equipment, net                                              212,531           221,833

COST IN EXCESS OF ASSETS ACQUIRED, net of
accumulated amortization of $29,076 in 2000 and
$23,252 in 1999                                                                        209,125           215,258

DEBT ISSUANCE COSTS, net of
accumulated amortization of $10,675 in 2000 and
$6,791 in 1999                                                                          15,082            18,966

DEFERRED INCOME TAXES                                                                      328               285

OTHER ASSETS                                                                            19,812            30,279
                                                                                      --------          --------

TOTAL ASSETS                                                                          $755,480          $781,313
                                                                                      ========          ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,      December 31,
LIABILITIES AND STOCKHOLDERS' DEFICIT                                                    2000              1999
                                                                                     ------------      ------------
                                                                                     (thousands except share data)
CURRENT LIABILITIES
    Short-term borrowings                                                             $      -          $  1,627
    Current portion of long-term debt                                                    8,356             7,866
    Current portion of long-term debt - related party                                   15,795            10,530
    Accounts payable                                                                    86,838            86,576
    Accrued employee compensation and benefits                                          21,853            17,878
    Accrued interest                                                                     9,198             9,741
    Accrued restructuring                                                                4,766             5,266
    Accrued customer rebates                                                            23,839            22,823
    Other accrued liabilities                                                           23,196            23,519
    Deferred income taxes                                                                1,511             3,220
                                                                                      --------          --------

      Total current liabilities                                                        195,352           189,046

LONG-TERM DEBT                                                                         656,168           646,544

LONG-TERM DEBT - RELATED PARTY                                                          31,590            78,753

ACCRUED EMPLOYEE BENEFITS                                                               18,824            14,901

DEFERRED INCOME TAXES                                                                    2,708               997

ACCRUED RESTRUCTURING                                                                    4,681             7,533

OTHER LIABILITIES                                                                       10,826             9,920
                                                                                      --------          --------

    Total liabilities                                                                  920,149           947,694
                                                                                      --------          --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
    Preferred Stock, par value $1.00 per share:
      Authorized 5,000,000 shares
      Issued 15,000 shares - Series B                                                       15                 -
    Common Stock, par value $.01 per share:
      Authorized 50,000,000 shares
      Issued 27,048,994 and 27,045,480 shares, respectively;
      Outstanding 23,559,994 and 25,056,480 shares, respectively                           270               270
    Additional paid-in capital                                                          96,275            87,475
    Accumulated deficit                                                               (200,932)         (217,945)
    Accumulated other comprehensive loss                                               (23,296)           (7,758)
    Other:
      Common Stock held in treasury, at cost:
        3,489,000 and 1,989,000 shares, respectively                                   (27,780)          (19,202)
      Shareholder note receivable                                                       (9,221)           (9,221)
                                                                                      --------          --------

      Total stockholders' deficit                                                     (164,669)         (166,381)
                                                                                      --------          --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                           $755,480          $781,313
                                                                                      ========          ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Years 2000, 1999 and 1998


                                                                     2000               1999               1998
                                                                  ----------         ----------         ----------
                                                                        (thousands except per share amounts)
NET SALES                                                         $1,257,778         $1,294,639         $1,260,559

COST OF GOODS SOLD                                                 1,085,753          1,114,331          1,106,054
                                                                  ----------         ----------         ----------

GROSS PROFIT                                                         172,025            180,308            154,505

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                                          69,286             76,759             89,171

RESTRUCTURING AND OTHER CHARGES (CREDITS)                              6,268             10,491             (9,698)
                                                                  ----------         ----------         ----------

INCOME FROM OPERATIONS                                                96,471             93,058             75,032

INTEREST AND DEBT ISSUANCE EXPENSE                                    75,229             72,908             72,295

INCOME FROM EQUITY INTEREST IN JOINT VENTURE                           1,652                512                  -

OTHER INCOME (EXPENSE), NET                                           (3,042)             1,516            (14,348)
                                                                  ----------         ----------         ----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                       19,852             22,178            (11,611)

PROVISION FOR INCOME TAXES                                             2,839              2,462             58,242
                                                                  ----------         ----------         ----------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                               17,013             19,716            (69,853)

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
    OF DEBT, NET OF INCOME TAXES                                           -                  -             (1,917)
                                                                  ----------         ----------         ----------

NET INCOME (LOSS)                                                 $   17,013         $   19,716         $  (71,770)
                                                                  ==========         ==========         ==========

BASIC EARNINGS (LOSS) PER SHARE
   BEFORE EXTRAORDINARY LOSS                                      $     0.69         $     0.79         $    (2.79)
   EXTRAORDINARY LOSS                                                      -                  -              (0.08)
                                                                  ----------         ----------         ----------
   NET EARNINGS (LOSS)                                            $     0.69         $     0.79         $    (2.87)
                                                                  ==========         ==========         ==========

DILUTED EARNINGS (LOSS) PER SHARE
   BEFORE EXTRAORDINARY LOSS                                      $     0.67         $     0.78         $    (2.79)
   EXTRAORDINARY LOSS                                                      -                  -              (0.08)
                                                                  ----------         ----------         ----------
   NET EARNINGS (LOSS)                                            $     0.67         $     0.78         $    (2.87)
                                                                  ==========         ==========         ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years 2000, 1999 and 1998

                                                                         2000               1999               1998
                                                                      ----------         ----------         ----------
                                                                                         (thousands)
OPERATING ACTIVITIES
   Net income (loss)                                                    $17,013           $19,716            $(71,770)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used for) operating activities:
     Depreciation and amortization                                       36,588            35,750              35,385
     Amortization of debt issuance costs, debt premium, deferred
        swap adjustment and gain, and debt discount                       1,335             1,315                (100)
     Asset write-downs and other charges (credits)                        2,621               314              (7,972)
     Provision for uncollectible accounts                                 2,838             2,758               2,611
     Retirement benefit funding (greater) less than expense              (7,198)            1,865                 787
     Deferred income taxes                                                  513               807              54,178
     Other, net                                                           1,957            (3,407)             (4,056)
   Changes in operating assets and liabilities:
     Accounts receivable                                                 (6,857)           15,829             (12,085)
     Inventories                                                         (2,452)           38,776             (20,809)
     Accounts payable                                                       262           (62,692)             17,579
     Accrued restructuring                                               (3,352)              849             (14,946)
     Other assets and liabilities                                         7,720             6,839               7,272
                                                                        -------           -------            --------

        Net cash provided by (used for) operating activities             50,988            58,719             (13,926)
                                                                        -------           -------            --------

INVESTING ACTIVITIES
   Capital expenditures                                                 (23,593)          (20,080)            (33,701)
   Proceeds from sale of assets                                           3,570            17,823               2,230
   Other investing activities                                            (1,850)              599              (1,290)
                                                                        -------           -------            --------

        Net cash used for investing activities                          (21,873)           (1,658)            (32,761)
                                                                        -------           -------            --------

FINANCING ACTIVITIES
   Repayments of short-term borrowings                                   (1,627)           (1,330)             (3,641)
   Net proceeds from (repayments of) revolving loans                     32,220           (25,753)             84,511
   Proceeds from long-term debt                                               -                 -             138,810
   Repayments of long-term debt                                         (20,550)          (17,281)           (143,047)
   Repayments of long-term debt-related party                           (41,898)           (9,652)             (5,265)
   Increase (decrease) in cash overdrafts                                 1,029            (1,444)              7,300
   Debt issuance costs                                                        -            (7,866)             (2,029)
   GFI transaction costs                                                      -                 -              (5,229)
   GFI transaction payments of accounts payable                               -                 -              (4,800)
   GFI transaction purchase of assets                                         -                 -             (20,000)
   Payment of dividends                                                       -                 -              (1,245)
   Other financing activities                                                24               270               1,850
                                                                        -------           -------            --------

        Net cash provided by (used for) financing activities            (30,802)          (63,056)             47,215
                                                                        -------           -------            --------

Net increase (decrease) in cash and cash equivalents                     (1,687)           (5,995)               528

Cash and cash equivalents at beginning of period                          6,577            12,572             12,044
                                                                        -------           -------            -------

Cash and cash equivalents at end of period                              $ 4,890           $ 6,577            $12,572
                                                                        =======           =======            =======



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                        For the Years 2000, 1999 and 1998

                                                                                               Accumulated
                                                                   Additional                    Other
                                           Preferred    Common       Paid-in    Accumulated   Comprehensive
                                             Stock      Stock       Capital       Deficit         Loss          Other     Total
                                           ---------  ----------   ----------   ------------  -------------   --------- ----------
                                                                           thousands)
Balances at December 28, 1997               $   -        $269       $86,025      $(164,118)    $ (6,598)      $(28,997) $(113,419)

Net loss                                                                           (71,770)                               (71,770)
Minimum pension liability adjustment                                                            (11,525)                  (11,525)
Foreign currency translation adjustment                                                          (6,598)                   (6,598)
                                                                                                                        ---------
  Comprehensive loss                                                                                                      (89,893)
Issuance of common stock                                                163                                                   163
Stock option compensation                                               208                                                   208
Stock options exercised                                     1           594                                                   595
Cash dividend                                                                       (1,245)                                (1,245)
Other                                                                                 (528)                                  (528)
                                            -----        ----       -------      ---------     --------       --------  ---------
Balances at December 31, 1998                   -         270        86,990       (237,661)     (24,721)       (28,997)  (204,119)

Net income                                                                          19,716                                 19,716
Minimum pension liability adjustment                                                             12,009                    12,009
Foreign currency translation adjustment                                                           4,954                     4,954
                                                                                                                        ---------
  Comprehensive income                                                                                                     36,679
Stock option compensation                                               215                                                   215
Stock options exercised                                     -           270                                                   270
Other                                                                                                              574        574
                                            -----        ----       -------      ---------     --------       --------  ---------
Balances at December 31, 1999                   -         270        87,475       (217,945)      (7,758)       (28,423)  (166,381)

Net income                                                                          17,013                                 17,013
Minimum pension liability adjustment                                                            (14,628)                  (14,628)
Foreign currency translation adjustment                                                            (910)                     (910)
                                                                                                                        ---------
  Comprehensive income                                                                                                      1,475
Exchange of common stock for
  preferred stock - Series B                   15                     8,563                                     (8,578)         -
Stock option compensation                                               213                                                   213
Stock options exercised                                                  24                                                    24
                                            -----        ----       -------      ---------     --------       --------  ---------
Balances at December 31, 2000               $  15        $270       $96,275      $(200,932)    $(23,296)      $(37,001) $(164,669)
                                            =====        ====       =======      =========     ========       ========  =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION

     Organization

     Foamex International Inc. (the "Company") operates in the flexible polyurethane and advanced polymer foam products industry. As of December 31, 2000, the Company's operations are primarily conducted through its wholly owned subsidiaries, Foamex L.P. and Foamex Carpet Cushion, Inc. ("Foamex Carpet"). Financial information concerning the business segments of the Company is included in Note 16.

     Shareholder and Change in Control Developments

     Trace International Holdings, Inc. ("Trace") is a privately held company, which owned approximately 29% of the Company's outstanding voting common stock at September 30, 2000, and whose former Chairman also serves as the Company's Chairman. The Company's common stock owned by Trace was pledged as collateral against certain of Trace's obligations. Certain credit agreements and promissory notes of the Company's subsidiaries, pursuant to which approximately $401.1 million of debt was outstanding as of September 30, 2000, provided that a "change of control" would be an event of default and could result in the acceleration of such indebtedness. "Change of control" means, for this purpose, that (i) a person or related group, other than Trace, beneficially owns more than 25% of the Company's outstanding voting stock and (ii) such voting stock constitutes a greater percentage of such voting stock than the amount beneficially owned by Trace. Additionally, certain indentures of Foamex L.P. and Foamex Capital Corporation ("FCC") relating to senior subordinated notes of $248.0 million contain similar "change of control" provisions, which require Foamex L.P. and FCC to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if there is such a "change of control".

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

     On July 31, 2000, the Company announced that it had entered into an agreement (the "Exchange Agreement") with The Bank of Nova Scotia relating to a portion of the 7,197,426 shares of the Company's common stock pledged by Trace to The Bank of Nova Scotia. The Exchange Agreement provided for the transfer of the pledged stock to The Bank of Nova Scotia in a manner that would not constitute a "change of control" as described above. These transactions were conditioned upon bankruptcy court approval of a settlement agreement between The Bank of Nova Scotia and the trustee for the Trace bankruptcy, which was entered on October 18, 2000. On November 2, 2000, the transactions contemplated by the Exchange Agreement and the settlement agreement were consummated, and did not constitute a "change of control". As a result, Trace no longer owns any shares of the Company's common stock.

     Under the Exchange Agreement, The Bank of Nova Scotia initially received 1,500,000 shares of the Company's common stock from the Trace bankruptcy estate and exchanged these common stock shares for 15,000 shares of a new class of the Company's non-voting non-redeemable convertible preferred stock (the "Series B Preferred Stock"). Each share of the Series B Preferred Stock can be converted into 100 shares of the Company's common stock but only if such conversion would not trigger a "change of control" event, as discussed above. The Series B Preferred Stock (a) is entitled to dividends only if a dividend is declared on the Company's common stock, (b) ranks senior to any future preferred stock issued by the Company and (c) is entitled to a liquidation preference of $100 per share. Following this exchange, The Bank of Nova Scotia became the owner of 24.41% of the outstanding shares of the Company's common stock when the remaining 5,697,426 shares of the Company's common stock were transferred to The Bank of Nova Scotia from the Trace bankruptcy estate.

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

Revenue Recognition, Discounts and Rebates

     Revenue from sales, net of discounts and estimated returns, allowances and rebates, is recognized when product title passes to the customer, which is primarily at the time of shipment. See the section below entitled "Accounting Changes - Revenue Recognition" regarding developments concerning revenue recognition requirements.

Cash Equivalents

     Highly liquid investments with an original maturity of three months or less when purchased are recognized as cash equivalents.

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Property, Plant and Equipment

     Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The range of useful lives estimated for buildings is generally 20 to 35 years, and the range for machinery, equipment and furnishings is 5 to 12 years. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated useful lives of the leasehold improvements. Depreciation expense for 2000, 1999 and 1998 was $28.7 million, $27.9 million and $27.3 million, respectively.

     Maintenance and repairs are charged to expense as incurred. Renewals and major improvements are capitalized. When assets are retired or otherwise disposed of, the asset and related accumulated depreciation are removed from the accounts and any gain or loss is recognized in the results of operations.

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

Foreign Currency Translation

     The financial statements of foreign subsidiaries, except in countries that are considered as highly inflationary as discussed below, have been translated into U.S. dollars by using the year-end exchange rates for the assets and liabilities and the average exchange rates for the statements of operations. Currency translation adjustments are included in other stockholders' deficit. In 1998, Mexico was considered a highly inflationary economy. Accordingly, certain financial statement amounts for the Mexican operations were translated at either current or historical exchange rates, as appropriate. These translation adjustments were reflected in the results of operations. Transaction gains (losses) are reflected in operations and are insignificant. The effect of foreign currency exchange rates on cash flows is insignificant.

Start-Up Costs

     Costs incurred in the start-up of a facility, including training and production testing, are expensed as incurred.

Income Taxes

     Income taxes are accounted for under the asset and liability method. Under this method, deferred income taxes are provided for temporary differences between the financial reporting basis and income tax basis of assets and liabilities using the income tax rates, under existing legislation, expected to be in effect at the date such temporary differences are expected to reverse. Deferred income tax assets are reduced by a valuation allowance when it is considered more likely than not that a portion of the deferred income tax assets will not be realized in a future period. The estimates utilized in the recognition of deferred income tax assets are subject to revision in future periods.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Changes  - Revenue Recognition and Presentation

     The Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101, as amended, was effective as of January 1, 2000 and was adopted in the fourth quarter of 2000. SAB No. 101 outlines the SEC's position that revenue should not be recognized until it is realized or realizable. Based on the review of the SAB No. 101 requirements, no significant impact was incurred or anticipated on the revenue recognition practices of the Company.

     During July 2000, the Emerging Issues Task Force (the "EITF") of the Financial Accounting Standards Board reached a consensus on an issue concerning the components of revenue. EITF No. 00-10 "Accounting for Shipping and Handling Revenues and Costs" essentially requires that shipping and handling costs that are billed to a customer be included in revenue. The Company determined that a portion of shipping costs billed to customers required a reclassification from cost of sales to revenue. Accordingly, net sales reported for all periods in the consolidated statements of operations reflect the reclassification required. On a segment basis, Note 16, the Carpet Cushion Segment was the only business segment impacted and net sales for all periods presented reflect the reclassification required. All other shipping and handling costs associated with product shipments are reported in cost of goods sold.

Reclassifications

     Certain amounts have been reclassified to conform with the current year's presentation.

Future Accounting Changes  - Accounting for Derivatives and Hedging Activities

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") will require the fair value of derivatives be recognized in the consolidated balance sheets. Changes in the fair value of derivatives will be recognized in earnings or in other comprehensive loss, essentially depending on the structure and the purpose of the derivatives. During 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amended SFAS No. 133 on a limited number of issues, was issued. The statements will be effective for the Company in the first quarter of 2001.

     These statements create a foundation that will address accounting and reporting issues for a wide range of financial instruments defined as derivatives and related hedging activities. As of December 31, 2000, the Company did not have any derivatives, as defined in the statements. Accordingly, the initial adoption of the statements will not have a significant impact on the results of operations or financial position of the Company. The adoption of the statements will require a reclassification in the consolidated balance sheets, effective in 2001. Specifically, $6.1 million recognized at year-end 2000 as liabilities will be reclassified to accumulated other comprehensive loss under stockholders' deficit. The amount reclassified is the result of certain interest rate swaps that were terminated in prior years, as discussed in Note 13 to the consolidated financial statements. The amount reclassified will continue to be amortized, with $0.9 million of amortization anticipated in 2001.

3.   ASSET SALES

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

     In addition, the Company recorded restructuring and other charges (credits) of $5.4 million during 1998 to reserve for approximately $3.1 million of net receivables due from Trace and to write down approximately $2.3 million of impaired cost in excess of net assets acquired associated with a foreign facility. Also during 1998, the Company incurred additional plant closure costs of $5.2 million and personnel reduction costs of $1.2 million associated with the closure of the former Crain facilities. The additional costs associated with the closure of the former Crain facilities resulted in an increase in cost in excess of net assets acquired.

1999

     During 1999, the Company approved and implemented four restructuring plans to reduce selling, general and administrative costs and to rationalize plant operations.

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

     In connection with the third restructuring plan, the Company recorded restructuring charges of approximately $1.7 million relating to the closure of one facility and certain product line rationalizations. The $1.7 million charge was comprised of approximately $0.1 million of severance costs in connection with the work force reductions of 117 employees, $0.1 million of lease and plant closure costs and $1.5 million of asset write-downs.

     In connection with the fourth restructuring plan, the Company closed its New York office (see Note 18). The Company recorded approximately $2.5 million of restructuring charges comprised of $1.6 million of severance costs for eight employees and $0.9 million of costs primarily relating to future lease obligations, net of sublease proceeds.

     In addition, the Company recorded restructuring charges of approximately $0.7 million relating to changes in estimates to prior years' plans, primarily for the sale of the packaging business in 1999. The $0.7 million charge is comprised of $0.2 million of severance, $1.3 million of lease and plant closure costs, offset by $0.8 million of adjustments for asset write-downs. The Company also recorded $0.3 million of other charges relating to rent due from Trace for the New York office prior to its closure.

2000

     During  2000,   the  Company   approved  and   implemented   four  separate
restructuring plans to further rationalize plant operations and to reduce selling, general and administrative expenses.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   RESTRUCTURING AND OTHER CHARGES (CREDITS) (continued)

     The Company recorded restructuring charges of $2.1 million for severance costs in connection with the first restructuring plan. This plan reduced the Company's salaried work force by 18 employees, including certain executives of the Company.

     The second restructuring plan was implemented to rationalize certain plant operations relating to the increase in the VPF(SM) capacity in North Carolina. The Company recorded a restructuring charge of $0.7 million associated with this plan. The restructuring charge was comprised of $0.1 million of severance costs in connection with a work force reduction of 12 employees, $0.4 million of lease and plant closure costs and $0.2 million of asset write-downs.

     The third restructuring plan, as amended, was implemented to exit the Company's fiber operations in Indiana. The Company recorded a restructuring charge of $1.1 million in connection with this plan which was comprised of less than $0.1 million of severance costs for the work force reduction of seven employees, $0.1 million of lease and plant closure costs and $1.0 million of asset write-downs.

     The fourth restructuring plan was implemented for the consolidation of pourline operations and certain product line rationalizations resulting from the closure of facilities in Indiana and Arkansas. The Company recorded a restructuring charge of $2.3 million in connection with this plan. The charge was comprised of $0.2 million of severance costs relating to work force reductions of 65 employees, $0.8 million for lease and plant closure costs and $1.3 million for asset write-downs.

     In addition, the Company recorded a net restructuring charge of $0.1 million associated with changes in estimates to prior years' restructuring plans. The net charge was comprised of $0.1 million for asset write-downs and $0.1 million for lease and plant closure costs offset by a credit of $0.1 million relating to severance costs. Also during May 2000, the Company sold a facility for net proceeds of $3.6 million. The facility was closed as part of a 1997 restructuring plan.

     The   following   table  sets  forth  the   components   of  the  Company's
restructuring and other charges (credits):

                                                                    Asset        Plant Closure       Personnel
                                                      Total      Write-downs      and Leases         Reductions        Other
                                                   ----------    -----------     -------------       ----------     -----------
                                                                                  (millions)
       Balance at December 28, 1997                  $ 21.2       $ (5.7)          $  23.5            $ 3.4           $   -
       Cash spending                                  (15.7)           -             (12.2)            (3.5)              -
       Cash proceeds                                    2.1          2.1                 -                -               -
       1998 restructuring charge                        5.4          5.4                 -                -               -
       Restructuring adjustments                      (15.1)       (10.2)             (3.8)            (1.1)              -
       Asset write-off/write-downs                     (6.3)        (5.5)             (0.8)               -               -
       Reclassified fixed asset basis
         for restructuring credit                       8.2          8.2                 -                -               -
       Plant consolidation costs                        6.4            -               5.2              1.2               -
                                                     ------       ------           -------            -----           -----
       Balance at December 31, 1998                     6.2         (5.7)             11.9                -               -

       Cash spending                                   (8.9)           -              (4.1)            (4.5)           (0.3)
       Cash proceeds                                    1.5          1.5                 -                -               -
       1999 restructuring charge                        9.8          1.5               1.0              7.0             0.3
       Restructuring adjustments                        0.7         (0.8)              1.3              0.2               -
       Asset write-off/write-downs                     (0.3)        (0.3)                -                -               -
                                                     ------       ------           -------            -----           -----
       Balance at December 31, 1999                     9.0         (3.8)             10.1              2.7               -



                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   RESTRUCTURING AND OTHER CHARGES (CREDITS) (continued)

                                                                    Asset        Plant Closure       Personnel
                                                      Total      Write-downs      and Leases         Reductions        Other
                                                   ----------    -----------     -------------       ----------     -----------
                                                                                  (millions)
       Cash spending                                   (7.1)           -              (3.9)            (3.2)              -
       Cash proceeds                                    3.6          3.6                 -                -               -
       2000 restructuring charge                        6.2          2.5               1.3              2.4               -
       Restructuring adjustments                        0.1          0.1               0.1             (0.1)              -
       Asset write-off/write-downs                     (2.6)        (2.6)                -                -               -
                                                     ------       ------           -------            -----           -----
       Balance at December 31, 2000                    $9.2        $(0.2)           $  7.6            $ 1.8           $   -
                                                     ======       ======           =======            =====           =====

     As indicated in the table above, the balance at December 31, 2000 will be used for payments relating to severance and lease and plant closure costs, including runout costs at the facilities. As of December 31, 2000, all employees subject to the plans have been terminated. The $0.2 million of asset write-downs relates to estimated proceeds and is included in noncurrent assets. The Company expects to spend approximately $4.8 million during 2001 with the balance to be spent through 2006, principally for lease runout costs.

5.   RETIREE BENEFIT PLANS

Pensions

     The Company provides pension and survivor benefits for salaried and certain hourly employees in the United States. Salaried employees are provided benefits that are based principally on the combination of years of credited service and compensation. Hourly employees are provided benefits that are based principally on stated amounts for each year of credited service. Effective at the end of 1999, the two defined benefit plans for the salaried and hourly employees in the United States were merged into a single plan. Benefits provided did not change as a result of the plan merger.

     Certain employees in a wholly owned Canadian subsidiary are provided pension and survivor benefits. The following disclosures include the results from this foreign plan, which is relatively small compared to the plan discussed above.

     The components of pension expense are listed below.

                                          2000        1999         1998
                                       ---------   ---------    ---------
                                                  (thousands)
     Service cost                       $3,307      $3,685        $3,064
     Interest cost                       5,667       5,121         4,721
     Expected return on plan assets     (6,371)     (5,708)       (5,953)
     Amortization
       Transition asset                    (75)        (75)          (75)
       Prior service cost                 (240)       (240)         (245)
       (Gains) losses and other            179         819           111
                                        ------      ------        ------
         Total                          $2,467      $3,602        $1,623
                                        ======      ======        ======

     The following table sets forth the changes in obligations and assets, and outlines the development of the funded status and amounts recognized in the accompanying consolidated balance sheets.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   RETIREE BENEFIT PLANS (continued)

                                                                   December 31,         December 31,
                                                                       2000                 1999
                                                                   ------------         ------------
                                                                            (thousands)
       Change in Benefit Obligation
         Benefit obligations at beginning of year                   $ 75,220             $ 77,451
         Service cost                                                  3,307                3,685
         Interest cost                                                 5,667                5,121
         Amendments                                                        -                   85
         Benefits paid                                                (4,207)              (3,933)
         Actuarial loss (gain)                                         4,833               (7,189)
                                                                    --------             --------
           Projected benefit obligation at end of year              $ 84,820             $ 75,220
                                                                    ========             ========

       Change in Plan Assets
         Fair value of plan assets at beginning of year             $ 65,102             $ 58,378
         Actual return on plan assets                                 (3,075)               9,506
         Company contributions                                         9,299                1,656
         Benefits paid                                                (4,207)              (3,933)
         Other                                                          (920)                (505)
                                                                    --------             --------
           Fair value of plan assets at end of year                 $ 66,199             $ 65,102
                                                                    ========             ========

       Funded Status
         Plan assets in excess of (less than) benefit obligation    $(18,621)            $(10,118)
         Unamortized transition (asset) obligation                      (590)                (665)
         Unamortized prior service cost                               (1,832)              (2,072)
         Unamortized net (gains) losses                               22,578                7,565
                                                                    --------             --------
           Net prepaid assets (accrued liabilities)                 $  1,535             $ (5,290)
                                                                    ========             ========

       Amounts Recognized in the Consolidated Balance Sheets
         Prepaid benefit costs                                      $    207             $    114
         Accrued benefit liability                                   (16,480)              (8,613)
         Intangible assets                                               268                  296
         Accumulated other comprehensive loss (a)                     17,540                2,913
                                                                    --------             --------
           Net amount recognized                                    $  1,535             $ (5,290)
                                                                    ========             ========

       (a) Minimum pension liability.

     Significant assumptions used in the calculation of pension expense and obligations are listed below.

                                                                      2000           1999           1998
                                                                   ----------     ----------     ----------

     Expected long-term rate of return on plan assets (a)             10.0%          10.0%          10.0%
     Discount rate on projected benefit obligations                    7.25%          7.5%           6.5%
     Rate of compensation increase                                     4.0%           4.0%           4.0%

     (a) Beginning in 2001, the expected long-term rate of return on plan assets assumption will be lowered to 9.0%.

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   RETIREE BENEFIT PLANS (continued)

     At December 31, 2000 and 1999, included in plan assets were 420,000 shares of the Company's stock. In 1994, 250,000 shares were purchased for $2.5 million, and in 1995, 170,000 shares were purchased for $1.6 million. The value of the plan's investment in the Company's stock was approximately $2.3 million and $3.5 million at December 31, 2000 and 1999, respectively. Plan assets at the end of 1998 included shares of Trace Global Opportunities Fund, which was a related party to Trace. The shares were purchased during 1995 and 1997, at an aggregate cost of $5.0 million. The value of the plan's investment in Trace Global Opportunities Fund, was approximately $4.3 million at December 31, 1998. In 1999, Trace divested its interest in the Trace Global Opportunities Fund. The fund changed its name to the GLS Global Opportunities Fund, which is not a related party to the Company. During 1998, 250,000 shares of United Auto Group ("UAG"), which was a related party to Trace, were purchased for approximately $4.8 million. The value of the UAG shares was $2.2 million at December 31, 1999. During the fourth quarter of 2000, all of the UAG shares were sold for $1.8 million.

Retiree Medical and Life Insurance Benefits

     The Company provides postretirement health care and life insurance for eligible employees, limited primarily to one manufacturing facility in the United States. These plans are unfunded and benefits are paid as the claims are submitted. The Company retains the right, subject to existing agreements, to modify or eliminate these benefits.

     The components of retiree medical and life insurance benefits expense are listed below.

                                        2000          1999            1998
                                      --------      --------        --------
                                                   (thousands)
     Service cost                        $15           $20             $10
     Interest cost                        57            62              46
     Amortization
       Prior service costs                (6)           (6)            (35)
       (Gains) losses and other          (27)          (21)            (29)
                                         ---           ---             ---
     Total                               $39           $55             $(8)
                                         ===           ===             ===

     The following table outlines the changes in obligations and benefit payments, and outlines the development of the funded status and amounts recognized in the accompanying consolidated balance sheets.

                                                                    December 31,       December 31,
                                                                        2000               1999
                                                                    ------------       ------------
                                                                              (thousands)
       Change in Benefit Obligation
         Benefit obligations at beginning of year                      $   868           $   651
         Service cost                                                       15                20
         Interest cost                                                      57                62
         Employee contributions                                             28                28
         Benefits paid                                                    (433)             (164)
         Amendments                                                          -               363
         Actuarial loss (gain)                                             228               (92)
                                                                       -------           -------
           Projected benefit obligation at end of year                 $   763           $   868
                                                                       =======           =======

       Change in Plan Assets
         Fair value of plan assets at beginning of year                $     -           $     -
         Company contributions                                             405               136
         Employee contributions                                             28                28
         Benefits paid                                                    (433)             (164)
                                                                       -------           -------
           Fair value of plan assets at end of year                    $     -           $     -
                                                                       =======           =======





                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   RETIREE BENEFIT PLANS (continued)

                                                                    December 31,       December 31,
                                                                        2000               1999
                                                                    ------------       ------------
                                                                              (thousands)
       Funded Status of the Plan
         Plan assets in excess of (less than) benefit obligation       $  (763)          $  (868)
         Unamortized prior service cost                                    (67)              (73)
         Unamortized net (gains) losses                                   (389)             (644)
                                                                       -------           -------
           Net prepaid assets (accrued liabilities)                    $(1,219)          $(1,585)
                                                                       =======           =======

     Significant assumptions used in the calculation of retiree and life insurance benefit expense and obligations are listed below.

                                                                        2000         1999         1998
                                                                     ----------   ----------   ----------
     Discount rates on projected benefit obligations                    7.25%         7.5%         6.5%
     Health care cost increase                                          7.0%          7.5%         6.0%

     The health care cost increase assumption was revised during 1999. The rate will gradually be reduced to 5.0% by 2005. Increasing or decreasing the weighted average assumed health care cost trend rates by one percentage point would not have a significant impact on the accumulated postretirement benefit obligation or on service and interest costs.

6.   COMPENSATION PLANS

Stock Options

     The 1993 stock option plan, as amended, provides for the issuance of nonqualified and incentive stock options for common stock. Officers and executive employees of the Company, its subsidiaries and affiliates are eligible to participate. Directors of the Company are also eligible to participate. At the Annual Meeting of Stockholders on June 30, 2000, stockholders approved amendments to the 1993 stock option plan that increased from 3,000,000 to 4,750,000 the number of shares of the Company's common stock that may be issued, and to allow future option grants to qualify as "performance-based compensation" for purposes of the Internal Revenue Code of 1986, as amended. The price and terms of each such option is at the discretion of the Company, except that the term cannot exceed ten years. During 2000, 25,000 options were granted to a director of the Company in exchange for consulting services. Also in 2000, 60,000 options were granted to non-employee directors. These options are included in the stock activity disclosure below and the options carry the same terms and conditions as options granted to employees under the 1993 stock option plan, as amended. During 1999, 750,450 options were granted with a three-year vesting period. All other options outstanding at year-end 2000 were granted with a five-year vesting period and a ten-year term.

     A summary of stock option activity is presented below.

                                             2000                           1999                           1998
                                    -----------------------       -----------------------      --------------------------
                                                  Weighted                      Weighted                       Weighted
                                                  Average                       Average                        Average
                                                  Exercise                      Exercise                       Exercise
                                        Shares     Price            Shares       Price           Shares         Price
                                      ---------  ----------       ---------    ----------      ---------      ----------
Outstanding at beginning of year      2,299,649     $7.94         1,388,916      $7.02         1,439,049        $ 7.08
Granted                                 885,250      5.93         1,067,950       6.11           132,750         13.22
Exercised                                (3,514)     6.88           (39,728)      6.88           (82,440)         7.03
Forfeited                              (201,275)     7.79          (117,489)      9.08          (100,443)         9.84
                                      ---------    ------         ---------     ------         ---------        ------
Outstanding at end of year            2,980,110     $7.35         2,299,649      $7.94         1,388,916        $ 9.41
                                      =========     =====         =========      =====         =========        ======

Exercisable at end of year            1,145,727     $8.16           803,303      $8.36           549,124        $ 7.02
                                      =========     =====         =========      =====         =========        ======

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   COMPENSATION PLANS (continued)

     Listed below is a summary of the stock options outstanding and exercisable at year-end 2000.

       Outstanding
                                                                 Weighted              Weighted
                     Exercise                                    Average                Average
                      Price                                      Exercise              Remaining
                      Range                Options                Price                Life-Years
                 ----------------        ----------            -----------             ----------
                 $ 5.06 -  5.75            801,475                $ 5.29                  8.91
                   6.06 -  6.50            510,975                  6.42                  8.32
                   6.56 -  6.88          1,004,327                  6.72                  7.49
                   7.88 - 14.00            663,333                 11.53                  7.02

       Exercisable
                                                                 Weighted              Weighted
                     Exercise                                    Average                Average
                      Price                                      Exercise              Remaining
                      Range                Options                Price                Life-Years
                 ----------------        ----------            -----------             ----------
                 $ 5.44 -  6.50            294,900                $ 5.96                  8.31
                   6.88                    485,327                  6.88                  5.52
                   9.00 - 14.00            365,500                 11.65                  6.89

     Options granted were issued with an exercise price equal to the fair market value at the date of the grant. During 1996, the Company granted 202,240 options with a weighted average market price on the date of grant of $6.52. The 1996 aggregate difference of $1.1 million between the fair market value of the options at the date of grant and the option price was charged to expense over the five-year vesting period which ended December 2000. Total compensation expense relating to options amounted to approximately $0.2 million in 2000, 1999 and 1998. The consulting expense associated with the 25,000 options granted to a director of the Company was less than $0.1 million and will be recognized over the five-year vesting period.

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


                                                                2000                1999             1998
                                                            ------------        ------------     ------------
                                                                    (thousands, except per share data)
     Income (loss) before extraordinary loss
       As reported                                            $17,013             $19,716          $(69,853)
                                                              =======             =======          ========
       Pro forma                                              $15,750             $18,719          $(70,270)
                                                              =======             =======          ========

     Basic earnings (loss) per share -
       before extraordinary loss
       As reported                                            $  0.69             $  0.79          $  (2.79)
                                                              =======             =======          ========
       Pro forma                                              $  0.63             $  0.75          $  (2.81)
                                                              =======             =======          ========

     Diluted earnings (loss) per share -
       before extraordinary loss
       As reported                                            $  0.67             $  0.78          $  (2.79)
                                                              =======             =======          ========
       Pro forma                                              $  0.62             $  0.74          $  (2.81)
                                                              =======             =======          ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   COMPENSATION PLANS (continued)

     The fair value of each option was estimated on the grant date using the Black-Scholes option pricing model. Based on the assumptions listed below, the weighted average fair value of options granted was $2.52 per option in 2000, $2.30 per option in 1999 and $4.74 per option in 1998.

                                    2000             1999             1998
                                 ----------       ----------       ----------
     Expected life in years            3                3                3
     Risk-free interest rate        6.11%            5.21%            5.40%
     Volatility                    55.00%           48.00%           45.00%
     Dividend yield                 0.00%            0.00%            0.00%

Incentive Compensation

     Most of the Company's salaried employees participate in incentive compensation programs. These programs are based on the consolidated results of the Company and on the results of business segments. Incentive compensation expense was approximately $1.5 million in 2000, $3.0 million in 1999 and $0.3 million in 1998.

Defined Contribution Plan

     The Company maintains a defined  contribution plan which is qualified under
Section 401(k) of the Code ("401(k) Plan") and is available for eligible employees who elect to participate. Under the terms of the 401(k) Plan, the Company partially matches certain employee contributions. Expense for these contributions for 2000, 1999 and 1998 was approximately $1.1 million, $1.0 million and $0.9 million, respectively.

7.   OTHER INCOME (EXPENSE), NET

     Other expense, net in 2000 totaled $3.0 million and primarily consisted of:
$1.7 million loss on the disposal of fixed assets, $1.2 million of costs associated with a buyout proposal (see Note 19) and $0.7 million of letter of credit fees offset by $0.6 million of interest income.

     As discussed in Note 3, during the first quarter of 1999 a $4.2 million gain was recognized on the sale of the corporate aircraft. Interest income totaled $0.5 million in 1999. Losses on the disposal of fixed assets and letter of credit fees related to the GFI Transaction (see Note 13) partially offset these income items.

     Other income (expense), net in 1998 primarily consisted of: $6.5 million of costs associated with a buyout proposal (see Note 19); $3.1 million of fees and costs related to the GFI Transaction, as defined; $3.0 million of foreign currency losses in Mexico; and a $1.1 million reduction in the value of the Company's investment in the Trace Global Opportunities Fund. These expenses in 1998 were partially offset by approximately $1.9 million of interest income.

8.   INCOME TAXES

     The sources of income (loss) before the provision for income taxes and extraordinary loss are listed below.

                                                                     2000             1999              1998
                                                                 ------------     ------------      ------------
                                                                                  (thousands)
     United States                                                 $14,877          $19,243          $(1,318)
     Foreign                                                         4,975            2,935          (10,293)
                                                                   -------          -------          --------

     Income (loss) before provision for income taxes
        and extraordinary loss                                     $19,852          $22,178          $(11,611)
                                                                   =======          =======          ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   INCOME TAXES (continued)

     Listed below are the components of the provision for income taxes included in the statements of operations.

                                                                     2000             1999              1998
                                                                 ------------     ------------      ------------
                                                                                  (thousands)
     Provision for income taxes - before extraordinary loss        $ 2,839          $ 2,462          $ 58,242

     Extraordinary loss on early extinguishment
       of debt                                                           -                -            (1,278)
                                                                   -------          -------          --------

     Total consolidated provision for income taxes                 $ 2,839          $ 2,462          $ 56,964
                                                                   =======          =======          ========

     A reconciliation of the statutory federal income tax to the income tax before extraordinary loss is listed below.

                                                                     2000             1999              1998
                                                                 ------------     ------------      ------------
                                                                                  (thousands)
       Statutory income taxes                                      $ 6,948          $ 7,762          $ (4,064)
       State income taxes, net of federal benefit                      825            1,060                 -
       Increase (decrease) in valuation allowance                   (6,939)          (7,300)           52,573
       Amortization of cost in excess of assets acquired             1,364            1,385             1,505
       Write-off excess cost                                             -                -               770
       Costs associated with buyout proposal                             -                -             1,750
       Limitation on the utilization of foreign tax benefits             -                -             3,800
       Other, net                                                      641             (445)            1,908
                                                                   -------          --------         --------
       Total                                                       $ 2,839          $ 2,462          $ 58,242
                                                                   =======          =======          ========

     The provision for income taxes is summarized as follows:

                                                                     2000             1999              1998
                                                                 ------------     ------------      ------------
                                                                                  (thousands)
       Current
         Federal                                                   $     -          $   300          $  3,391
         State                                                         160              238                 -
         Foreign                                                     2,541            1,117               673
                                                                   -------          -------          --------
           Total current                                             2,701            1,655             4,064
                                                                   -------          -------          --------

       Deferred
         Federal                                                     6,083            8,247               378
         State                                                         920              837                 -
         Foreign                                                        74             (977)              (51)
                                                                   -------          -------          --------
           Total deferred                                            7,077            8,107               327
                                                                   -------          -------          --------

       Change in valuation allowance                                (6,939)          (7,300)           52,573
                                                                   -------          -------          --------

       Total provision for income taxes                            $ 2,839          $ 2,462          $ 56,964
                                                                   =======          =======          ========

    The tax effect of the temporary differences that give rise to deferred income tax assets and liabilities are listed below.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   INCOME TAXES (continued)

                                                                  December 31,       December 31,
                                                                      2000               1999
                                                                  ------------       ------------
       Deferred income tax assets                                            (thousands)
         Inventory basis differences                                 $   777            $   781
         Employee benefit accruals                                    12,561              7,126
         Allowances and contingent liabilities                         8,225              8,987
         Restructuring and plant closing accruals                      3,590              4,894
         Other                                                         6,762             10,977
         Net operating loss carryforwards                             69,229             67,264
         Capital loss carryforwards                                    2,105              2,105
         Valuation allowance for deferred income tax assets          (71,180)           (73,826)
                                                                     -------            -------
         Deferred income tax assets                                   32,069             28,308
                                                                     -------            -------

       Deferred income tax liabilities
         Basis difference in property, plant and equipment           (23,854)           (23,587)
         Other                                                       (12,106)            (8,593)
                                                                     -------            -------
         Deferred income tax liabilities                             (35,960)           (32,180)
                                                                     -------            -------

       Net deferred income tax liabilities                           $(3,891)           $(3,872)
                                                                     =======            =======

     The 2000 and 1999 effective tax rates were reduced by the partial reversal of the deferred income tax asset valuation allowance recognized in 1998. The valuation allowance was reduced to reflect the realization of Federal loss carryforwards that offset the current tax component of the Federal tax provision. Additionally, the valuation allowance was reduced to offset the net deferred Federal tax liability generated in 2000 and 1999.

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

     The Company will continually review the adequacy of the valuation allowance and recognize benefits only as reassessment indicates that it is more likely than not that the benefits will be realized. At December 31, 2000, the Company had approximately $178.5 million of net operating loss carryforwards for federal income tax purposes expiring from 2010 to 2020. Also at year-end 2000, there were $0.3 million of alternative minimum tax credits carryforwards.

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    EARNINGS (LOSS) PER SHARE

     The calculation of earnings (loss) per share is presented in the table below.

                                                                     2000             1999            1998
                                                                  ------------     ------------    ------------
                                                                       (thousands, except per share amounts)
     Basic earnings (loss) per share
       Income (loss) before extraordinary loss                      $ 17,013         $ 19,716       $(69,853)
                                                                    ========         ========       ========

       Average common stock outstanding                               24,814           25,053         24,996
                                                                    ========         ========       ========

     Basic earnings (loss) per share                                $   0.69         $   0.79       $  (2.79)
                                                                    ========         ========       ========

     Diluted earnings (loss) per share
       Income (loss) before extraordinary loss available
         for common stock and dilutive securities                   $ 17,013         $ 19,716       $(69,853)
                                                                    ========         ========       ========

       Average common stock outstanding                               24,814           25,053         24,996
       Common stock equivalents resulting from
         Stock options (a) (b)                                           149              203              -
         Warrants (c)                                                      -                -              -
         Convertible preferred stock (d)                                 245                -              -
                                                                    --------         --------       --------

       Average common stock and dilutive
         equivalents                                                  25,208           25,256         24,996
                                                                    ========         ========       ========

     Diluted earnings (loss) per share                              $   0.67         $   0.78       $  (2.79)
                                                                    ========         ========       ========

(a) In periods with a loss, stock options and warrants were not included in the calculations because they were anti-dilutive.

(b) The average number of stock options that were not included in the diluted earnings per share calculation because the exercise price was greater than the average market price totaled 1,715,000 in 2000 and 849,000 in 1999.

(c)  All warrants  expired without being exercised in 1999, as discussed in Note
     17.

(d)  Series B Preferred Stock was issued during the fourth quarter of 2000 (Note
     17) and is convertible into 1,500,000 common shares.

11.  INVENTORIES

     The components of inventory are listed below.

                                        December 31,          December 31,
                                            2000                  1999
                                        ------------          ------------
                                                   (thousands)
     Raw materials and supplies           $ 66,690               $67,520
     Work-in-process                        11,580                11,574
     Finished goods                         22,064                18,788
                                          --------               -------
       Total                              $100,334               $97,882
                                          ========               =======

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  SHORT-TERM BORROWINGS

     Foamex Canada Inc., a wholly owned subsidiary of Foamex L.P., has a short-term credit facility that provides for $8.0 million of Canadian dollar loans (U.S. dollar equivalent of $5.2 million) of which up to $2.0 million are available in U.S. dollar loans. The amount of borrowings available is based on a combination of accounts receivable and inventory, as defined in the credit facility. Interest on Canadian dollar borrowings is based on the bank's prime lending rate plus 1/2% as of December 31, 2000. On U.S. dollar loans, interest is based on the bank's U.S. dollar base rate in Canada plus 1/2% as of December 31, 2000. At year-end 2000, there were no short-term borrowings outstanding and $5.2 million was available. The weighted average interest rate on short-term borrowings outstanding at year-end 1999 was 7.3%.

13.  LONG-TERM DEBT

     The components of long-term debt are listed below.

                                                                    December 31,           December 31,
                                                                        2000                   1999
                                                                    ------------           ------------
       Foamex L.P. Credit Facility                                             (thousands)
         Term Loan B (1)                                              $ 77,136               $ 81,874
         Term Loan C (1)                                                70,124                 74,431
         Term Loan D (1)                                               101,565                107,800
         Revolving credit facility (1)                                 145,904                113,685
       Foamex Carpet Credit Facility (2)                                     -                      -
       9 7/8% Senior subordinated notes due 2007 (3)                   150,000                150,000
       13 1/2% Senior subordinated notes due 2005 (includes
         $8,308 and $10,100 of unamortized debt premium) (3)           106,308                108,100
       Industrial revenue bonds (4)                                      7,000                  7,000
       Subordinated note payable (net of unamortized
         debt discount of $49 and $232) (4)                              2,289                  4,444
       Other                                                             4,198                  7,076
                                                                      --------               --------
                                                                       664,524                654,410

       Less current portion                                              8,356                  7,866
                                                                      --------               --------

       Long-term debt-unrelated parties                               $656,168               $646,544
                                                                      ========               ========

     The components of related party long-term debt are listed below.

                                                                    December 31,           December 31,
                                                                        2000                   1999
                                                                    ------------           ------------
                                                                               (thousands)
       Foamex/GFI Note (4)                                            $      -               $ 34,000
       Note payable to Foam Funding LLC (5)                             47,385                 55,283
                                                                      --------               --------
                                                                        47,385                 89,283

       Less current portion                                             15,795                 10,530
                                                                      --------               --------

       Long-term debt - related party                                 $ 31,590               $ 78,753
                                                                      ========               ========

(1)    Subsidiary debt of Foamex L.P., guaranteed by the Company and FMXI, Inc.
(2)    Subsidiary debt of Foamex Carpet, guaranteed by the Company.
(3)    Subsidiary debt of Foamex L.P. and FCC.
(4)    Subsidiary debt of Foamex L.P.
(5)    Subsidiary debt of Foamex Carpet.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  LONG-TERM DEBT (continued)

Foamex L.P. Credit Facility

     At December 31, 2000, Foamex L.P. had a credit facility (the "Foamex L.P. Credit Facility") with a group of banks which provided for a revolving credit facility commitment of $177.5 million and three term loans with an outstanding balance totaling $248.8 million. Included in the group of banks that provides the Foamex L.P. Credit Facility is The Bank of Nova Scotia, which is a shareholder of the Company, as discussed in Note 1. Amendments in 1998 provided for a $2.5 million quarterly reduction of the availability under the revolving credit facility, which extends through June 2003. On January 2, 2001, the revolving credit facility commitment was $175.0 million with the fourth quarter 2000 reduction applied on January 2nd because the last day of 2000 was a Sunday.

     Borrowings under the Foamex L.P. Credit Facility are collateralized by substantially all of the assets of Foamex L.P. on a pari passu basis with the IRBs (described below); however, the rights of the holders of the applicable issue of the IRBs to receive payment upon the disposition of the collateral securing such issue of the IRBs has been preserved.

     In response to financial conditions at year-end 1998, amendments to debt agreements were executed during the first half of 1999. As a result, the Foamex L.P. Credit Facility, which was amended and restated in February 1998, was further amended and restated in June 1999 to modify financial covenants for net worth, interest coverage, fixed charge coverage and leverage ratios through December 2006. The agreement was also amended to no longer permit Foamex L.P. to make certain cash payments, including the payment of an annual management fee of $3.0 million to a subsidiary of Trace and distributions to the Company, and to limit future investments in foreign subsidiaries and joint ventures. The "change of control" definition under the agreement was also modified to conform to the definition discussed in "change of control" in Note 1. Changes in the interest rate structure, effective in 2000, were also made and are discussed below. Foamex L.P. was in compliance with this agreement at year-end 2000 and 1999.

     At year-end 2000, interest was based on the combination of a variable rate consisting of the higher of (i) the base rate of The Bank of Nova Scotia or (ii) the Federal Funds rate plus 0.5% plus a margin. The margins for revolving, Term B, Term C and Term D loans were 2.25%, 2.50%, 2.75% and 2.875%, respectively. At the option of Foamex L.P., portions of the outstanding loans are convertible into LIBOR based loans plus 1.0% added to the margins identified above. The effective interest rates for the Foamex L.P. Credit Facility at the end of 2000 ranged between 10.31% and 10.69%. Interest capitalized as a component of the construction costs of plant and equipment totaled $0.8 million in 2000.

     Effective January 1, 2000, the interest rate on outstanding borrowings under the Foamex L.P. Credit Facility will increase by 25 basis points each quarter that Foamex L.P.'s leverage ratio, as defined, exceeds 5.00 to 1.00. Once the leverage ratio is reduced below this level, the cumulative amount of any 25 basis point adjustments to the interest rate on borrowings is reset to zero. During 2000, basis point adjustments were incurred in the first three quarters, beginning with 25 basis points in the first quarter and ending with a cumulative impact of 75 basis points by the end of the third quarter. There was no basis point adjustments for the fourth quarter of 2000. At December 31, 2000, the calculated leverage ratio was 5.3 to 1.00. Consequently, the 25 basis point adjustment will be applicable for the calculation of interest in 2001, effective upon delivery of the financial statements to the lenders.

     Available borrowings under the revolving credit facility totaled $10.5 million at year-end 2000. Letters of credit outstanding at December 31, 2000 totaled $21.1 million.

     As part of the Foamex L.P. Credit Facility, excess cash flow generated annually, as defined, is required to prepay portions of Term B, C and D loans. There was no required prepayment at year-end 2000. The prepayment amount determined for 1999 was $13.3 million and was financed through revolving loans under the facility. The 1999 required payment was made during the second quarter of 2000.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  LONG-TERM DEBT (continued)

Foamex Carpet Credit Facility

     Foamex Carpet has a revolving credit facility (the "Foamex Carpet Credit Facility"), which provides a commitment of $15.0 million through February 2004. During 1999, amendments modified the financial covenants for net worth, interest coverage, fixed charge coverage and leverage ratios. Also, effective June 30, 1999, the interest rate on outstanding borrowings under the Foamex Carpet Credit Facility increased by 25 basis points.

     There were no borrowings outstanding under the credit facility at year-end 2000 and available borrowings totaled $15.0 million. The interest rate was based on the combination of a variable rate plus a margin. The variable rate is the same as the one defined in the Foamex L.P. Credit Facility, discussed above, and the margin is 2.25%. At the option of Foamex Carpet, portions of the outstanding loans are convertible into LIBOR based loans plus 3.25%.

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

     Upon the occurrence of a change of control, as defined, each holder will have the right to require Foamex L.P. to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, thereon, if there is such a "change of control". The notes are subordinated in right of the payment of all senior indebtedness and are pari passu in right of payment to the 9 7/8% Senior Subordinated Notes and to the Subordinated Note Payable (described above).

Industrial Revenue Bonds ("IRBs")

     IRB debt includes a $1.0 million bond that matures in 2005 and a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At the end of 2000, the interest rate was 4.85% on the $6.0 million bond and 4.65% on the $1.0 million bond. The maximum interest rate for either of the IRBs is 15.0% per annum.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  LONG-TERM DEBT (continued)

     If Foamex L.P exercises its option to convert the bonds to a fixed interest rate structure the IRBs are redeemable at the option of the bondholders. The obligations are collateralized by certain properties, which have an approximate net carrying value of $10.6 million at December 31, 2000 and letters of credit approximating $7.3 million.

Subordinated Note Payable

     This note payable was issued during 1993 to John Rallis, a former President and Chief Operating Officer of the Company. The note was issued by Foamex L.P. in connection with the 1993 acquisition of Great Western Foam Products Corporation and certain related entities and assets. The note carries a maximum interest rate of 6.0% and the principal is payable in three equal annual installments that began in May 1999 and end in May 2001.

Other

     At year-end 2000, other debt primarily included a term loan held by a majority owned Mexican subsidiary. Quarterly principal payments are due on the term loan through its maturity in May 2002. The interest rate at year-end 2000 was 11.11%.

Related Party - Foamex/GFI Note

     As a result of the GFI Transaction, discussed below, Foamex L.P. owed a $34.0 million promissory note payable to Foam Funding LLC. Interest was based on a variable rate equal to the higher of (i) the base rate of The Bank of Nova Scotia or (ii) the Federal Funds rate plus 0.5%. At the option of Foamex L.P., the note was convertible to a LIBOR-based interest rate plus 0.75%.

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

Related Party - Note Payable to Foam Funding LLC

     As part of the GFI Transaction, discussed below, Foamex Carpet entered into a $70.2 million promissory note payable to Foam Funding LLC. Principal is payable in quarterly installments that began in June 1998 with a final installment in February 2004. Interest is based on a variable rate equal to the sum of 2.25% plus the higher of: (i) the base rate of The Bank of Nova Scotia or
(ii) the Federal Funds rate plus 0.5%. At the option of Foamex Carpet, interest payable under the note is convertible into LIBOR based loans plus 3.25%. As of December 31, 2000, the interest rate for borrowings was 9.94%.

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

     No gain was recognized on the GFI Transaction. The Company has continued to account for these net assets using the carryover basis of Foamex L.P. The $129.0 million of debt assumed by Foam Funding LLC in the GFI Transaction was accounted for as an extinguishment of debt, which resulted in an extraordinary loss of approximately $1.9 million, net of income taxes. The 1% non-managing general partnership interest acquired in connection with the GFI Transaction was accounted for as a redemption of equity. By virtue of the transfer of General Felt stock and the subsequent merger of General Felt into Foam Funding LLC, the Pico Rivera, California facility was transferred to Foam Funding LLC; no gain was recognized on the transfer since the Company leased-back the facility. The net effect resulted in a charge to stockholders' deficit of approximately $0.5 million.

Interest Rate Swap Agreements

     Prior to 1999, the Company entered into interest rate swaps to lower funding costs and/or to manage interest costs and exposure to changing interest rates. The Company did not hold or issue financial instruments for trading purposes.

     In connection with a refinancing plan in 1997, the Company's then existing interest rate swap agreements with a notional amount of $300.0 million were considered to be effectively terminated since the underlying debt was extinguished. These interest rate swap agreements had an estimated fair value liability of $8.2 million at the date of the refinancing plan which is included in the extraordinary loss on the early extinguishment of debt. In lieu of a cash payment for the estimated fair value of the then existing interest rate swap agreements, the Company entered into an amendment of the then existing interest rate swap agreements resulting in one interest rate swap agreement with a notional amount of $150.0 million through June 2007. Accordingly, the $8.2 million fair value liability has been recorded as a deferred credit, which is being amortized as a reduction in interest and debt issuance expense on a straight-line basis through June 2007. On January 8, 1998, the Company entered into a new amendment to its interest rate swap agreement. The new amendment provided for an interest rate swap agreement with a notional amount of $150.0 million through June 2002. In September 1998, the Company sold its existing interest rate swap agreement for a net gain of approximately $1.0 million. Accordingly, the $1.0 million gain has been recorded as a deferred credit, which is being amortized through June 2007, which is the maturity date of the underlying debt.

     See Future Accounting Changes - Accounting for Derivatives and Hedging Activities included in Note 2, which discusses a balance sheet reclassification required in 2001 related to these swap transactions.

     The effect of the interest rate swaps was a favorable adjustment to interest and debt issuance expense of $0.7 million in 1998. The effect of the amortization of the deferred credits was a favorable adjustment to interest and debt issuance expense of $0.9 million for 2000, 1999 and 1998.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  LONG-TERM DEBT (continued)

Debt Covenants

     The indentures, credit facilities and other indebtedness agreements contain certain covenants that will limit, among other things to varying degrees, the ability of the Company's subsidiaries (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interest, as defined,
(iv) to merge, consolidate or sell all or substantially all of its assets or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Also, the Company's subsidiaries are required under certain of these agreements to maintain specified financial ratios of which the most restrictive are the maintenance of net worth, interest coverage, fixed charge coverage and leverage ratios, as defined. Under the most restrictive of the distribution restrictions, the Company was available to be paid by its subsidiaries as of December 31, 2000, funds only to the extent to enable the Company to meet its tax payment liabilities.

     Foamex L.P. and Foamex Carpet were in compliance with the various financial covenants of their loan agreements as of December 31, 2000 and 1999.

     Various Foamex L.P. and Foamex Carpet debt agreements contain certain quarterly financial covenants which become more restrictive during 2001. Foamex L.P. and Foamex Carpet anticipate that they will continue to comply in 2001 with the quarterly financial covenants in the applicable debt agreements. Management's current business plans for Foamex L.P. and Foamex Carpet anticipate customer selling price increases in response to higher raw material costs, improved working capital management, a reduced capital expenditure program, declining interest rates, successful implementation of on-going cost savings initiatives and improved operating efficiencies. The achievement of the business plans is necessary for compliance with the various financial covenants in 2001.

     The possibility exists that certain financial covenants will not be met if business conditions are other than as anticipated or other unforeseen events impact results. In the absence of a waiver of or amendment to such financial covenants, such noncompliance would constitute a default under the applicable debt agreements, and the lenders would be entitled to accelerate the maturity of the indebtedness outstanding thereunder. In the event that such noncompliance appears likely, or occurs, the Company will seek the lenders' approvals of amendments to, or waivers of, such financial covenants. Historically, the Company has been able to renegotiate financial covenants and/or obtain waivers, as required, and management believes such waivers and/or amendments could be obtained if required. However, there can be no assurance of future amendments or waivers will be obtained.

Future Obligations on Debt

     Scheduled maturities of long-term debt and long-term debt - related party are shown below (thousands):

         2001                                          $ 24,151
         2002                                            17,976
         2003                                           178,071
         2004                                            54,354
         2005                                           155,273
         Balance                                        273,825
                                                       --------
         Total                                          703,650
         Unamortized debt premium, net                    8,259
                                                       --------
         Total                                         $711,909
                                                       ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The estimated fair values of the Company's financial instruments are listed below.

                                               Carrying Amount      Fair Value
                                               ---------------      ----------
     Liabilities:                                          (thousands)
        Total debt - December 31, 2000            $711,909           $595,051
                                                  ========           ========

        Total debt - December 31, 1999            $745,320           $705,340
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

15.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                     2000             1999              1998
                                                                 ------------     ------------      ------------
                                                                                  (thousands)
     Cash paid for interest                                        $75,155           $71,182          $75,260
                                                                   =======           =======          =======

     Cash paid for income taxes, net                               $ 2,962           $ 1,032          $ 2,134
                                                                   =======           =======          =======

     Non cash - capital leases                                     $    53           $   456          $    24
                                                                   =======           =======          =======

     Non cash - common stock - preferred stock
         exchange (Note 1)                                         $ 8,578           $     -          $     -
                                                                   =======           =======          =======

16.  BUSINESS SEGMENTS

     The  reportable   business  segments  reflects  the  Company's   management
organization that was structured based on distinct product lines and customers.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  BUSINESS SEGMENTS (continued)

     An executive vice president heads each operating segment. Each vice president is responsible for developing budgets and plans as well as directing the operations of the segment. The performance of each operating segment is measured based upon income from operations, excluding restructuring charges. The Company does not allocate restructuring and other charges to operating segments because many of the Company's facilities produce products for multiple segments.

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

     The "other" column in the table below represents certain manufacturing operations in Mexico, corporate expenses not allocated to other business segments and restructuring and other charges (credits). Asset and capital expenditure information by business segment is not reported because many of the Company's facilities produce products for multiple business segments. The restructuring and other charges (credits) amount to $6.3 million in 2000, $10.5 million in 1999 and $(9.7) million in 1998.

     The accounting policies of the business segments are the same as described in Note 2. Business segment results include revenues and costs that are specifically identifiable and costs shared by business segments have been allocated based on utilization. Geographic sales are determined based on the location in which the sale originated.

     During 2000 and 1999, sales to a customer, which is included in Automotive Products, accounted for approximately 12.3% and 11.5%, respectively, of the Company's net sales. No other customer accounted for more than 10.0% of the Company's net sales during any of the last three years.

                                                 Carpet
                                   Foam         Cushion     Automotive      Technical
                                 Products       Products       Products      Products        Other         Total
                                ---------      ---------    -------------   ----------    ----------   -------------
2000                                                        (thousands)
Net sales                        $519,197     $256,439        $342,386       $106,697       $33,059     $1,257,778
Income (loss) from operations      55,001        2,035          22,235         28,888       (11,688)        96,471
Depreciation and amortization      17,813        7,742           5,785          2,663         2,585         36,588

1999
Net sales (a)                    $527,159     $285,846        $361,806        $92,180       $27,648     $1,294,639
Income (loss) from operations      57,028        8,512          22,547         22,588       (17,617)        93,058
Depreciation and amortization      17,432        8,096           4,823          2,724         2,675         35,750

1998
Net sales (a)                    $559,690     $314,954        $285,190        $79,140       $21,585     $1,260,559
Income (loss) from operations      35,313       12,005          16,788         14,571        (3,645)        75,032
Depreciation and amortization      18,300        5,529           6,424          2,929         2,203         35,385

                                                              United
                                                              States         Canada         Mexico     Consolidated
                                                            ----------      ---------     ----------    ------------
2000                                                                                     (thousands)
Net sales                                                   $1,024,388       $69,180       $164,210      $1,257,778
Property, plant and equipment, net                             183,266         4,623         24,642         212,531

1999
Net sales (a)                                               $1,082,009       $61,486       $151,144      $1,294,639
Property, plant and equipment, net                             193,051         5,406         23,376         221,833




                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  BUSINESS SEGMENTS (continued)

                                                              United
                                                              States         Canada         Mexico     Consolidated
                                                            ----------      ---------     ----------    ------------
1998                                                                                     (thousands)
Net sales (a)                                               $1,127,827       $62,529        $70,203      $1,260,559
Property, plant and equipment, net                             212,658         4,998         24,517         242,173

(a) As discussed in Note 2, net sales for 1999 and 1998 reflected a reclassification of certain shipping costs that were billed to customers. The reclassification impacted Carpet Cushion Products. On a geographic basis, the reclassification impacted United States net sales in 1999 and 1998.

17.  STOCKHOLDERS' DEFICIT

Preferred Stock

     There are 5.0 million shares of preferred stock, par value of $1.00 per share, authorized for issuance. As discussed in Note 1, 15,000 shares of Series B Preferred Stock were issued in exchange for 1,500,000 shares of common stock during the fourth quarter of 2000. Series B Preferred Stock is non-voting, non-redeemable and convertible into 100 shares of the Company's common stock. The conversion feature is only available if the conversion would not trigger a "change of control" event, as discussed in Note 1. The Series B Preferred Stock is non cumulative and would be entitled to dividends only if a dividend is declared on the Company's common stock, rank senior to any future preferred stock issued by the Company and be entitled to a liquidation preference of $100 per share. No other preferred shares have been issued.

Common Stock

     At year-end 2000, there were 4.75 million shares of common stock reserved for issuance in connection with the stock option plan, discussed in Note 6. Also included in Note 6 is the number of common shares issued during the last three years resulting from the exercise of stock options.

Warrants

     On July 1, 1999, 116,745 warrants for an aggregate of 0.6 million of common stock expired without having been exercised. All remaining warrants outstanding to purchase 1.2 million shares of common stock expired on October 12, 1999, without being exercised.

Treasury Stock

     As discussed in Note 1 and the Preferred Stock disclosures above, 1,500,000 shares of common stock were exchanged for Series B Preferred Stock during the fourth quarter of 2000.

     The Board of Directors have authorized the purchase of up to 3.0 million shares of the Company's common stock. At the end of 2000, 1,989,000 shares have been purchased under these programs.

Accumulated Other Comprehensive Loss

     The accumulated other comprehensive loss consists of the following:

                                                              December 31,         December 31,      December 31,
                                                                  2000                 1999              1998
                                                              ------------         ------------      ------------
                                                                                   (thousands)
       Foreign currency translation adjustment                 $ (6,921)             $(6,011)          $(10,965)
       Minimum pension liability (a)                            (16,375)              (1,747)           (13,756)
                                                               --------              -------           --------
                                                               $(23,296)             $(7,758)          $(24,721)
                                                               ========              =======           ========


                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  STOCKHOLDERS' DEFICIT (continued)

(a) As discussed in Note 8, a valuation allowance was established in 1998 for essentially all deferred income tax assets. Accordingly, the minimum pension liability amounts do not include any of their related tax benefits.

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

     Note 3 includes disclosures regarding 1999 activity concerning Trace promissory notes payable to Foamex L.P. The Trace notes are included in the other component of stockholders' deficit, which is consistent with the recognition in prior years. Based on Trace's financial position discussed in
Note 1, Trace may not be able to pay the aggregate amount of $9.2 million. Accordingly, the Company did not record interest income on these notes since the Trace bankruptcy.

Trace Accounts Receivables

     At year-end 2000 and 1999, operating accounts receivables from Trace were approximately $3.4 million. During 1998, an allowance of $3.1 million was recorded as a restructuring and other charges (credits) due to the financial difficulties of Trace. The Company established an allowance of $0.3 million during 1999 for additional operating accounts receivable from Trace. The allowance was recorded as a restructuring and other charges (credits).

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

Trace Management Agreement

     Foamex L.P. had a management service agreement with a subsidiary of Trace pursuant to which general managerial services of a financial, technical, legal, commercial, administrative and/or advisory nature were provided to Foamex L.P. During June 1997, the management services agreement was amended to increase the annual fee from

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  RELATED PARTY TRANSACTIONS AND BALANCES (continued)

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

Foam Funding LLC Debt

     Subsidiaries of the Company paid $5.8 million, $7.4 million and $6.4 million of interest on notes payable to Foam Funding LLC during 2000, 1999 and 1998, respectively.

     Also, during 2000, 1999 and 1998, subsidiaries of the Company paid $41.9 million, $9.7 million and $5.3 million, respectively, of principal on notes payable to Foam Funding LLC.

Other

     The general director of Foamex de Mexico S.A. de C.V. ("Foamex de Mexico") which is the Company's operating subsidiary in Mexico has a 5% stock interest in Foamex de Mexico. A member of the board provides consulting services to the Company for which fees paid to him in 2000 were $0.1 million, in 1999 were $0.2 million and were $0.1 million in 1998. As discussed in Note 6, 25,000 common stock options of the Company were granted to member of the board in consideration of consulting services.

     As discussed in Note 13, included in the group of banks that provides the Foamex L.P. Credit Facility is The Bank of Nova Scotia, which is a shareholder of the Company.

     During 1999, certain employees of the Company were also employed by Trace. The Company paid a portion of the total compensation of such employees based on the amount of time devoted to the Company's matters by such employees in the aggregate. All such dual employment relationships have been terminated. Such payments totaled $1.8 million and $2.2 million in 1999 and 1998, respectively.

     The Company, Recticel, s.a. ("Recticel"), a European polyurethane foam manufacturer, whose subsidiary was a former partner of Foamex L.P. and affiliates of Recticle are current shareholders of the Company, and Beamech Group Limited, an unaffiliated third party, have an interest in a Swiss corporation that develops new manufacturing technology for the production of polyurethane foam including the VPF(SM) manufacturing process.

19.  BUYOUT PROPOSALS - HISTORY

     On February 9, 2000, the Company announced that it was in discussions with respect to a proposal involving the acquisition of all of the Company's outstanding common stock for cash. The Company stated that the proposal was subject to a number of conditions, including the buyer's due diligence and the execution of definitive agreements. The Company agreed to an exclusive negotiating period ending five business days after delivery of its audited financial statements included in the Company's Annual Report on Form 10-K to the prospective buyer. On April 5, 2000, the Company announced that discussions with the potential buyer were terminated with no agreement having been reached. The Company subsequently terminated the engagement of J.P. Morgan & Company, Inc. ("JP Morgan"), which acted as financial advisor in connection with such transaction. During the second quarter of 2000, the Company ended discussions with JP Morgan concerning an additional engagement.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  BUYOUT PROPOSALS - HISTORY (continued)

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

20.  COMMITMENTS AND CONTINGENCIES

Operating Leases

     The Company is obligated under various noncancelable lease agreements for rental of facilities, vehicles and other equipment. Many of the leases contain renewal options with varying terms and escalation clauses that provide for increased rentals based upon increases in the Consumer Price Index, real estate taxes and lessors' operating expenses. Total minimum rental commitments (excluding commitments accrued as part of the Company's various restructuring/consolidation plans) required under operating leases at December 31, 2000 are:

                                               Operating
                                                 Leases
                                               ---------
                                               (thousands)
       2001                                     $14,644
       2002                                      13,150
       2003                                      10,868
       2004                                       8,006
       2005                                       5,156
       Balance                                   11,010
                                                -------
       Total                                    $62,834
                                                =======

     Rental expense charged to operations under operating leases approximated $16.3 million, $16.9 million and $18.9 million for 2000, 1999 and 1998, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  COMMITMENTS AND CONTINGENCIES (continued)

     The Shareholder Litigation. Beginning on March 17, 1998, six actions, which were subsequently consolidated under the caption In re Foamex International Inc. Shareholders Litigation, were filed in the Court of Chancery of the State of Delaware, and on August 13, 1999, another action, Watchung Road Associates, L.P., et al. v. Foamex International Inc., et al. (the "Watchung Action"), was filed in the same court. The two actions were consolidated on May 3, 2000, into a single action under the caption In re Foamex International Inc. Shareholders Litigation (the "Delaware Action"). The Delaware Action, a purported derivative and class action on behalf of the Company and its stockholders, originally named as defendants the Company, certain of its current and former directors and officers, Trace and a Trace affiliate. The complaint in the Delaware Action alleges, among other things, that certain of the defendants breached their fiduciary duties to the Company in connection with an attempt by Trace to acquire the Company's publicly traded common stock as well as with a potential acquisition transaction with a group led by Sorgenti Chemical Industries LLC, and that certain of the defendants breached their fiduciary duties by causing the Company to waste assets in connection with a variety of transactions entered into with Trace and its affiliates. The Delaware Action seeks various remedies, including injunctive relief, money damages and the appointment of a receiver for the Company.

     On April 26, 1999, a putative securities class action entitled Molitor v. Foamex International Inc., et al., was filed in the United States District Court for the Southern District of New York naming as defendants the Company, Trace and certain current and former officers and directors of the Company, on behalf of stockholders who bought shares of the Company's common stock during the period from May 7, 1998 through and including April 16, 1999. The lawsuit alleged that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by misrepresenting and/or omitting material information about the Company's financial situation and operations, with the result of artificially inflating the price of the Company's stock. The lawsuit also alleged that Trace and Marshall S. Cogan violated Section 20(a) of the Securities Exchange Act of 1934 as controlling persons of the Company. The complaint sought class certification, a declaration that defendants violated the federal securities laws, an award of money damages, and costs and attorneys', accountants' and experts' fees. On May 18, 1999, a similar action entitled Thomas W. Riley v. Foamex International Inc., et al., was filed in the same court. The two actions were consolidated and a consolidated complaint was filed; the consolidated suit is referred to herein as the "Federal Action."

     The Settlements. On August 23, 2000, the Company and the plaintiffs in the Federal Action entered into a settlement agreement providing that members of the class of shareholders who purchased shares between May 7, 1998 and April 16, 1999 would receive payments as defined in the agreement. The court approved the settlement and dismissed the action with prejudice on January 11, 2001, and no appeals were filed. Payments to class members and plaintiffs' lawyers' fees in the Federal Action have been paid directly by the Company's insurance carrier on behalf of the Company.

     Under the terms of the agreement in principle to settle the Delaware Action, the Company agreed that a special nominating committee of the Board of Directors, consisting of Robert J. Hay as chairman, Stuart J. Hershon, John G. Johnson, Jr., and John V. Tunney, will nominate two additional independent directors to serve on the Board. The terms of the agreement also establish the criteria for the independence of the directors and require that certain transactions with affiliates be approved by a majority of the disinterested members of the Board. On September 28, 2000, the Company announced that Raymond
E. Mabus, Jr. was elected to the Company's Board of Directors. On December 21, 2000, the Company announced that Virginia A. Kamsky was elected to the Company's Board of Directors. The addition of Mr. Mabus and Ms. Kamsky adds two independent directors and brought the total number of directors to eight. The parties are negotiating the terms of the settlement agreement and related documentation. On January 9, 2001, the Court ordered the Watchung Action dismissed with prejudice only as to the named plaintiffs Watchung Road Associates, L.P. and Pyramid Trading Limited Partnership. The dismissal did not have any effect on the claims asserted in the consolidated action.

     The settlement of the Delaware Action (assuming a definitive settlement agreement is reached with plaintiffs) is subject to court approval, which, if obtained, will resolve all outstanding shareholder litigation against the Company and its current and former directors and officers. The settlements of the Federal Action and the Delaware Action involve no admissions or findings of liability or wrongdoing by the Company or any individuals. If

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


20.  COMMITMENTS AND CONTINGENCIES (continued)

management's assessment of the Company's liability with respect to these actions is incorrect, such actions could have a material adverse effect on the financial position, results of operations and cash flows of the Company.

Litigation - Breast Implants

     As of March 21, 2001, the Company and Trace were two of multiple defendants in actions filed on behalf of approximately 2,104 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 39 residents of Australia, New Zealand, England, and Ireland. The Company believes that the number of suits and claimants may increase. During 1995, the Company and Trace were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final.

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

Litigation - Other

     The Company is party to various other lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on the financial position or results of operations of the Company. If management's assessment of the Company's liability with respect to these actions is incorrect, such actions could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

Environmental and Health and Safety

     The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of December 31, 2000, the Company had accruals of approximately $4.1 million for environmental matters. During 1998, the Company established an allowance of $1.2 million relating to receivables from Trace for environmental indemnifications due to the financial difficulties of Trace.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  COMMITMENTS AND CONTINGENCIES (continued)

     The Clean Air Act Amendments of 1990 (the "1990 CAA Amendments") provide for the establishment of federal emission standards for hazardous air pollutants including methylene chloride, propylene oxide and TDI, materials used in the manufacturing of foam. On December 27, 1996, the United States Environmental Protection Agency (the "EPA") proposed regulations under the 1990 CAA Amendments that will require manufacturers of slab stock polyurethane foam and foam fabrication plants to reduce emissions of methylene chloride. The final National Emission Standard for Hazardous Air Pollutants ("NESHAP") was promulgated October 7, 1998. NESHAP requires a reduction of approximately 70% of the emission of methylene chloride for the slab stock foam industry effective October 7, 2001. The Company believes that the use of alternative technologies, including VPF(SM), which do not utilize methylene chloride and its ability to shift current production to the facilities which use these alternative technologies will minimize the impact of these regulations. The 1990 CAA Amendments also may result in the imposition of additional standards regulating air emissions from polyurethane foam manufacturers, but these standards have not yet been proposed or promulgated.

     The Company has reported to the appropriate state authorities that it has found soil and/or groundwater contamination in excess of state standards at seven sites. These sites are in various stages of investigation or remediation. Accordingly, the extent of contamination and the ultimate liability is not known with certainty for all sites. The Company has accruals of $2.5 million for the estimated cost of remediation, including professional fees and monitoring costs, for these sites. During 2000, Foamex L.P., a wholly owned subsidiary of the Company, reached an indemnification agreement with the former owner of the Morristown, Tennessee facility. The agreement allocates the incurred and future remediation costs between the former owner and Foamex L.P. The estimated allocation of future costs for the remediation of this facility is not significant, based on current information known. The former owner was Recticel Foam Corporation, a subsidiary of Recticel s.a.

     The Company has either upgraded or closed all underground storage tanks at its facilities in accordance with applicable regulations. Petroleum contamination was found at one of the sites and the Company has accrued approximately $0.5 million for the estimated remediation costs. Soil sampling continues to assess the full extent of contamination.

     On November 14, 2000, the United States Occupational Safety and Health Administration ("OSHA") released the final ergonomics standard ("Ergonomics Standard"), which applies to the Company, as well as all other employers in the United States, with certain industry specific exclusions. The Ergonomics Standard addresses musculoskeletal disorders, including those commonly referenced as repetitive motion disorders.

     The Ergonomics Standard is comprehensive, covering essentially all employees of the Company in the United States. Although the implementation costs could be significant, in the present form, the Company does not believe it will have a negative impact on its competitive position within the industry.

     Subsequent to year-end 2000, a joint resolution by the United States House of Representatives and Senate was approved that repealed the Ergonomics Standard. The repeal has been submitted to the President of the United States for his review and signature.

     On April 10, 1997, the OSHA promulgated new standards governing employee exposure to methylene chloride, which is used as a blowing agent in some of the Company's manufacturing processes. The phase-in of the standards was completed in 1999 and the Company has developed and implemented a compliance program. Capital expenditures required and changes in operating procedures are not anticipated to significantly impact the Company's competitive position.

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

21.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                       First        Second          Third           Fourth
                                                      Quarter       Quarter         Quarter         Quarter
                                                     ---------     ---------       ---------       ---------
                                                              (thousands, except per share amounts)
       2000
         Net sales (a)                               $329,119      $322,721        $309,666        $296,272
         Gross profit                                  43,336        47,373          44,729          36,587
         Net income (b)                                 1,783         7,986           3,785           3,459
         Earnings per share
           Basic (d)                                     0.07          0.32            0.15            0.14
           Diluted                                       0.07          0.32            0.15            0.14

       1999
         Net sales (a)                               $326,626      $316,809        $330,563        $320,641
         Gross profit                                  43,597        43,777          48,813          44,121
         Net income (b) (c)                             6,013         3,177           6,128           4,398
         Earnings per share
           Basic                                         0.24          0.13            0.24            0.18
           Diluted                                       0.24          0.13            0.24            0.17

(a) As discussed in Note 2, net sales reflect a reclassification of certain shipping costs that were billed to customers. The reclassification required shipping costs originally recorded in cost of sales to be recognized in net sales, with no impact on gross profit or net income. As a result, quarterly net sales in 2000 previously reported on Form 10-Q, increased in thousands by $3,257 and $3,612 in the first and second quarters of 2000, respectively, and by $3,763 and $3,780 in the first and second quarters of 1999, respectively.

(b)  Restructuring and other charges (credits) are discussed in Note 4.

(c) Fourth quarter 1999 results were favorably impacted by $1.8 million from the realization of a business interruption insurance claim partially offset by fourth quarter adjustments related principally to previously recorded 1999 severance costs.

(d) During the fourth quarter of 2000, 1,500,000 shares of common stock were exchanged for a new preferred stock series, as discussed in Note 1.

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

                                                                    Schedule I
                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS

                                                                  December 31,         December 31,
                                                                      2000                 1999
                                                                  ------------         ------------
ASSETS                                                                       (thousands)
CURRENT ASSETS
    Cash and cash equivalents                                      $     15               $   13
    Intercompany receivables                                            308                  382
    Other current assets                                                215                  161
                                                                   --------               ------
            Total current assets                                        538                  556

OTHER ASSETS                                                              1                    1
                                                                   --------              -------

TOTAL ASSETS                                                       $    539              $   557
                                                                   ========              =======

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Accounts payable                                               $     50             $     40
    Deferred income taxes                                                 -                1,140
    Other accrued liabilities                                         2,717                3,061
                                                                   --------             --------
      Total current liabilities                                       2,767                4,241

LONG-TERM LIABILITIES
    Revolving loan with consolidated subsidiary                       2,490                  676
    Notes payable to consolidated subsidiary                          2,500                2,500
    Deficit in consolidated subsidiaries                            154,287              158,122
    Deferred income taxes                                             1,805                    -
    Other liabilities                                                 1,359                1,399
                                                                   --------             --------
      Total liabilities                                             165,208              166,938
                                                                   --------             --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
    Preferred Stock, par value $1.00 per share:
      Authorized 5,000,000 shares
      Issued 15,000 shares - Series B                                    15                    -
    Common Stock, par value $.01 per share:
      Authorized 50,000,000 shares
      Issued 27,048,994 and 27,045,480 shares, respectively;
      Outstanding 23,559,994 and 25,056,480 shares, respectively        270                  270
    Additional paid-in capital                                       96,275               87,475
    Accumulated deficit                                            (200,932)            (217,945)
    Accumulated other comprehensive loss                            (23,296)              (7,758)
    Other:
      Common Stock held in treasury, at cost:
        3,489,000 and 1,989,000 shares, respectively                (27,780)             (19,202)
      Shareholder note receivable                                    (9,221)              (9,221)
                                                                   --------             --------

    Total stockholders' deficit                                    (164,669)            (166,381)
                                                                   --------             --------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $    539             $    557
                                                                   ========             ========

     See notes to consolidated financial statements, beginning on Page F-8.
                                   (continued)

                                                                     Schedule I
                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS

                                                               2000                  1999                1998
                                                            -----------           ------------        ------------
                                                               (amounts in thousands except per share amounts)
INTERCOMPANY SALES                                             $     -              $     -             $ 12,619

COST OF GOODS SOLD                                                   -                    -               12,619
                                                               -------              -------             --------

GROSS PROFIT                                                         -                    -                    -

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                                        961                1,417                 (183)
                                                               -------              -------             --------

INCOME (LOSS) FROM OPERATIONS                                     (961)              (1,417)                 183

EQUITY IN EARNINGS (LOSS) OF
    CONSOLIDATED SUBSIDIARIES                                   19,652               24,091              (18,260)

INTEREST EXPENSE                                                   444                2,042                2,237

OTHER INCOME (EXPENSE)                                          (1,047)                   2               (7,326)
                                                               -------              -------             --------

INCOME (LOSS) BEFORE INCOME TAX
    AND EXTRAORDINARY LOSS                                      17,200               20,634              (27,640)

INCOME TAX PROVISION                                               187                  918               42,213
                                                               -------              -------             --------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                         17,013               19,716              (69,853)

EQUITY IN EXTRAORDINARY LOSS                                         -                    -               (1,917)
                                                               -------              -------             --------

NET INCOME (LOSS)                                              $17,013              $19,716             $(71,770)
                                                               =======              =======             ========

BASIC EARNINGS (LOSS) PER SHARE
   BEFORE EXTRAORDINARY LOSS                                   $  0.69              $  0.79             $  (2.79)
   EXTRAORDINARY LOSS                                                -                    -                (0.08)
                                                               -------              -------             --------
   NET EARNINGS (LOSS)                                         $  0.69              $  0.79             $  (2.87)
                                                               =======              =======             ========

DILUTED EARNINGS (LOSS) PER SHARE
   BEFORE EXTRAORDINARY LOSS                                   $  0.67              $  0.78             $  (2.79)
   EXTRAORDINARY LOSS                                                -                    -                (0.08)
                                                               -------              -------             --------
   NET EARNINGS (LOSS)                                         $  0.67              $  0.78             $  (2.87)
                                                               =======              =======             ========

Equity in extraordinary loss includes allocated income tax benefits of $1.3 million for 1998.

     See notes to consolidated financial statements, beginning on Page F-8.
                                   (continued)

                                                                    Schedule I
                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS

                                                                      2000               1999              1998
                                                                  ------------       ------------      ------------
OPERATING ACTIVITIES                                                                (thousands)
    Net income (loss)                                                $17,013           $ 19,716          $(71,770)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
      Deferred income taxes                                              665                164            45,189
      Equity in extraordinary loss                                         -                  -             1,917
      Equity in (earnings) losses of consolidated subsidiaries       (19,652)           (24,091)           18,260
      Other                                                               88                (34)            1,253
    Changes in operating assets and liabilities,
         net of acquisitions:
      Intercompany receivables                                            74              4,241             9,919
      Accounts payable                                                    10                 40           (10,542)
      Other assets and liabilities                                       (34)            (3,176)            1,189
                                                                     -------           --------          --------
         Net cash used for operating activities                       (1,836)            (3,140)           (4,585)
                                                                     -------           --------          --------

INVESTING ACTIVITIES
    Investment in consolidated subsidiaries                                -                  -           (20,000)
    Distribution from subsidiaries                                         -             17,204            20,293
    Other                                                                  -                924                 -
                                                                     -------           --------          --------
    Net cash provided by investing activities                              -             18,128               293
                                                                     -------           --------          --------

FINANCING ACTIVITIES
    Proceeds from revolving loan with consolidated subsidiary          1,814                676                 -
    Proceeds from (repayments of) note payable to consolidated
      subsidiary                                                           -             (2,490)            2,490
    Dividend payments                                                      -                  -            (1,245)
    Repayments of tax distribution advance                                 -            (13,618)                -
    Proceeds from exercise of stock options                               24                270               595
                                                                     -------           --------          --------
         Net cash provided by (used for) financing activities          1,838            (15,162)            1,840
                                                                     -------           --------          --------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                       2               (174)           (2,452)

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                                   13                187             2,639
                                                                     -------           --------          --------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                                    $    15           $     13          $    187
                                                                     =======           ========          ========


Note: During 1999 and 1998, the Company received from (paid to) its consolidated subsidiaries distributions of $(0.1) million and $0.3 million, respectively, in accordance with tax sharing agreements. Also, during 1999, the Company received a special distribution from its subsidiaries of $17.3 million. The proceeds were used to repay the tax distribution advance and accrued interest to Foamex L.P.


     See notes to consolidated financial statements, beginning on Page F-8.

                                                                     Schedule II
                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                   (thousands)

                                                Balance at       Charged to        Charged to                     Balance at
                                               Beginning of      Costs and           other                         End of
                                                  Period          Expenses         Accounts       Deductions       Period
                                               ------------      ----------        ----------     ----------      ----------
YEAR ENDED DECEMBER 31, 2000
Allowance for Uncollectible Accounts             $ 7,474          $ 2,838           $     -         $ 2,619        $ 7,693
                                                 =======          =======           =======         =======        =======

Reserve for Discounts                            $ 2,075          $     -           $15,823 (1)     $15,665        $ 2,233
                                                 =======          =======           =======         =======        =======

Deferred Income Tax Asset Valuation Allowance    $73,826          $(6,939)          $ 4,293         $     -        $71,180
                                                 =======          =======           =======         =======        =======


YEAR ENDED DECEMBER 31, 1999
Allowance for Uncollectible Accounts             $ 9,790          $ 2,758           $     -         $ 5,074        $ 7,474
                                                 =======          =======           =======         =======        =======

Reserve for Discounts                            $ 1,840          $     -           $16,846 (1)     $16,611        $ 2,075
                                                 =======          =======           =======         =======        =======

Deferred Income Tax Asset Valuation Allowance    $85,250          $(7,300)          $(4,124)(2)     $     -        $73,826
                                                 =======          =======           =======         =======        =======


YEAR ENDED DECEMBER 31, 1998
Allowance for Uncollectible Accounts             $ 6,844          $ 2,611           $ 2,500 (1)     $ 2,165        $ 9,790
                                                 =======          =======           =======         =======        =======

Reserve for Discounts                            $ 1,238          $     -           $12,516 (1)     $11,914        $ 1,840
                                                 =======          =======           =======         =======        =======

Deferred Income Tax Asset Valuation Allowance    $13,407          $52,573           $19,270 (3)     $     -        $85,250
                                                 =======          =======           =======         =======        =======

(1)  Adjustments reflect a reduction in net sales.

(2) Represents changes to valuation allowance established on deferred income tax assets related to minimum pension liability recognized in stockholders' deficit.

(3) Includes an adjustment to reflect the distribution of valuation reserves for deferred income tax assets to Trace in connection with the GFI Transaction (see Note 13 to the consolidated financial statements).