Form 10-K/A
period 2000-12-31
FOAMEX INTERNATIONAL INC
filed 2001-04-30
CIK 912908

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

                         Commission file number: 0-22624

                            FOAMEX INTERNATIONAL INC.
             (Exact Name of registrant as Specified in its Charter)

          Delaware                                             05-0473908
-------------------------------                          ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)

1000 Columbia Avenue, Linwood, PA                                 19061
---------------------------------                        ----------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (610) 859-3000
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

PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

a.  Directors as of April 24, 2001

         Except for Virginia A. Kamsky, Raymond E. Mabus and Steven B. Sharpe who have been elected as directors of the Company by the Board of Directors, all directors have been elected at the 2000 Annual Meeting of Stockholders. All directors are expected to serve in such capacity until the 2001 Annual Meeting of Stockholders and until their successors have been duly elected and qualified.

Name and Principal         Age and Biographical Information
 Occupation
MARSHALL S. COGAN          Marshall S. Cogan,  63, has been the  Chairman of the
 Chairman of the Board     Board of the  Company  since March  1999.  Mr.  Cogan
                           served as Chairman  of the Board and Chief  Executive
                           Officer  of  the  Company   from  its   inception  in
                           September  1993  to  May  1997  and  served  as  Vice
                           Chairman  of the Board of the  Company  from May 1997
                           until March 1999.  Mr. Cogan served as Vice  Chairman
                           of the  respective  boards of Foamex  L.P.  and FMXI,
                           Inc. ("FMXI") from May 1997 until March 1999, and has
                           been  a  director  of  Foamex  Carpet  Cushion,  Inc.
                           ("Foamex  Carpet")  since its  inception  in February
                           1998.  Mr.  Cogan served as the Chairman of the Board
                           and Chief  Executive  Officer of Foamex L.P. and FXMI
                           from January  1994 to May 1997.  Each of Foamex L.P.,
                           FMXI and Foamex Carpet, directly or indirectly,  is a
                           wholly owned subsidiary of the Company. Mr. Cogan has
                           been   the   principal   stockholder,   Chairman   or
                           Co-Chairman of the Board and Chief Executive  Officer
                           or Co-Chief Executive Officer of Trace  International
                           Holdings,  Inc.  ("Trace")  since 1974. Mr. Cogan has
                           been a director of Trace Foam Company,  Inc.  ("Trace
                           Foam")  since  January  1992 and a director  of Trace
                           Foam Sub,  Inc.  ("Trace Foam Sub") since March 1995.
                           Trace  Foam  and  Trace  Foam  Sub are  wholly  owned
                           subsidiaries  of Trace.  On July 21, 1999,  Trace and
                           Trace Foam Sub filed  petitions  under Chapter 11 for
                           relief under the Bankruptcy Code in the United States
                           Bankruptcy  Court for the  Southern  District  of New
                           York. Subsequently, on January 24, 2000, an order was
                           signed  converting the Trace  bankruptcy from Chapter
                           11 to Chapter 7 of the Bankruptcy Code. A trustee was
                           appointed  to  oversee  the  liquidation  of  Trace's
                           assets.  Mr.  Cogan  served  as  Chairman  and  Chief
                           Executive  Officer of United Auto Group, Inc. ("UAG")
                           from April 1997 to May 1999 and remains a director of
                           UAG.  Mr.  Cogan  has also  served  as  Chairman  and
                           Director of other companies  formerly owned by Trace,
                           including Color Tile, Inc., Knoll  International Inc.
                           and  Sheller-Globe  Corporation.   Prior  to  forming
                           Trace, Mr. Cogan was a senior partner at Cogan, Berlind, Weill & Levitt and subsequently CBWL-Hayden
                           Stone,  Inc.  Additionally,  Mr.  Cogan serves on the
                           Board of Directors of The Kroll-O'Gara  Company,  the
                           American Friends of the Israel Museum and on the Board of Trustees of The Museum of Modern Art, the
                           Boston Latin School and New York  University  Medical
                           Center. Mr. Cogan also serves on several committees of Harvard University.

ETIENNE DAVIGNON           Etienne  Davignon,  68,  has been a  director  of the
 Vice-Chairman of Societe Company since December 1993. Mr. Davignon has been Generale de Belgique the Vice-Chairman of Societe Generale de Belgique, a
                           holding  company,  since February 2001. Mr.  Davignon
                           has been a director of its  subsidiary  Recticel s.a.
                           ("Recticel"),  a European  multinational  producer of
                           polyurethane foam, since April 1989. Mr. Davignon was
                           the  Chairman of Societe  Generale  de Belgique  from
                           April 1989 to February 2001. Mr.  Davignon was a Vice
                           President  of  the  EEC   Commission   in  charge  of
                           industry, research and energy from 1977 through 1984.
                           Mr.   Davignon   was  the  first   President  of  the
                           International Energy Agency. He currently serves as a director of, among other companies, FORTIS, Gilead
                           Sciences,  Suez, and Solvay s.a. Mr.  Davignon is the
                           Chairman of the Association for the Monetary Union of Europe, the Paul-Henri Spaak Foundation and the Royal
                           Institute for International Relations and is a member of the European Roundtable of Industrialists.

ROBERT J. HAY              Robert J. Hay, 75, has been the Chairman Emeritus and
  Chairman Emeritus        a director  of the  Company  since its  inception  in
                           September 1993. Mr. Hay serves as a director of Foamex Asia, Inc. ("Foamex Asia"), a subsidiary of the Company. Mr. Hay served as Chairman and Chief
                           Executive Officer of Foamex L.P. from January 1993 until January 1994. Mr. Hay was President of Foamex
                           L.P. and its predecessor  from 1972 through 1992. Mr.
                           Hay  began his  career in 1948 as a chemist  with The
                           Firestone Tire and Rubber Company, a predecessor of Foamex L.P.


STUART J. HERSHON          Stuart J.  Hershon,  63, has been a  director  of the
  Orthopedic Surgeon       Company since December 1993. Dr. Hershon was a member
                           of the Board of  Directors  of Trace  from April 1986
                           until May 1994.  Dr.  Hershon  is a board  certified,
                           practicing   orthopedic   surgeon   at  North   Shore
                           University  Hospital  and  at  Columbia  Presbyterian
                           Medical Center in New York, where he is an assistant clinical professor of orthopedic surgery. Dr. Hershon has practiced medicine at North Shore University
                           Hospital  since  1970  and at  Columbia  Presbyterian
                           Medical Center since 1989. Dr. Hershon has served as orthopedic consultant and team physician for certain
                           New York area professional sports teams.


VIRGINIA A. KAMSKY         Virginia  A.  Kamsky,  47, has been a director of the
 Chief Executive Officer   Company  since  December  2000.  Ms.  Kamsky  founded
 and Chairman of the       Kamsky Associates, Inc., a New York and Beijing based
 Board of Kamsky           consulting   firm.   She  has  served  as  the  chief
 Associates, Inc.          executive officer and chairman of the board of Kamsky
                           Associates,  Inc.  since 1980.  Ms.  Kamsky began her
                           career at Chase Bank where she served as a credit and
                           lending officer in Tokyo,  New York and Beijing.  Ms.
                           Kamsky  is  a  member  of  the   Council  on  Foreign
                           Relations and is a director and member of the executive committee of the National Committee on U.S.-China Relations. She also is a member of the Advisory Committee for AmeriCares, and a founding governor of the American Chamber of Commerce in Beijing. She serves as a member of the University of Richmond Board of Trustees and has served on the Board of Trustees of Princeton University, including its Executive and Finance Committees.


RAYMOND E. MABUS           Raymond E.  Mabus,  52,  has been a  director  of the
 President of Global       Company  since  September  2000.  Mr. Mabus served as
 Resources Division of U.S. ambassador to the Kingdom of Saudi Arabia from Frontline Group, Ltd., 1994 to 1996. In 1987, he was elected governor of and of counsel Baker, Mississippi and served from 1988 to 1992. After
 Donelson, Bearman         leaving  public  service in 1996, he joined the board
 & Caldwell.               of directors of an employee  training  service called
                           International  Management & Development  Group, Ltd.,
                           now  operating  as the Global  Resources  Division of
                           Frontline   Group,   Ltd.  Mr.  Mabus  has  been  the
                           President of Global Resources Division since 1998. He is also active in the family timber business and is of counsel to the national law firm of Baker, Donelson, Bearman & Caldwell. Mr. Mabus serves on the
                           Board  of  Directors  of  The  Kroll-O'Gara  Company,
                           Friede Goldman Halter, Inc., and serves on a number of civic boards.

STEVEN B. SHARPE           Steven B.  Sharpe,  47, was elected a director of the
 Executive                 Company on April,  24,  2001.  Mr Sharpe has been the
 Vice-President,           Executive Vice-President of The Kroll-O'Gara Company,
 The Kroll-O'Gara          a provider  of products  and  services  for  security
 Company                   needs,  since  1998.  Mr.  Sharpe  is  also  Managing
                           Director of the EBS Corporation,  a private strategic
                           and management consulting company. From 1986 to 1998,
                           Mr.  Sharpe  was a  senior  partner  of the law  firm
                           Davies,  Ward & Beck,  located in  Toronto,  Ontario,
                           Canada.  Mr. Sharpe  currently  serves as a member of
                           the  Board  of  Directors  of  Security  Technologies
                           Group,   Inc.,  and  Altamira   Investment   Services
                           Limited.

JOHN TELEVANTOS            John  Televantos,  48,  has  been a  director  of the
President  and Chief       Company since April 2000.  Mr.  Televantos has served
Executive  Officer of the  as  President  and  Chief  Executive  Officer  of the
 Company                   Company since January 30, 2001.  Prior to his current
                           position,  he was the  Chief  Operating  Officer  and
                           President of the Company's  Foam Business  Group from
                           April 2000 to January 2001. Mr. Televantos joined the
                           Company as President of the  Company's  Foam Business
                           Group in June 1999. Prior to joining the Company, Mr.
                           Televantos was Vice President,  Development  Business
                           for  Lyondell  Chemical  Company,  which he joined in
                           1998  following  the  company's  acquisition  of ARCO
                           Chemical  Company.  In his nine-year career with ARCO
                           Chemical  Company,  Mr.  Televantos  was  Director of
                           Urethane  Development and, prior to that, Director of
                           Strategic  Planning and Commercial  Development.  Mr.
                           Televantos   began  his  career  with  Union  Carbide
                           Corporation in 1977, serving in a number of urethane product development and research positions.

JOHN V. TUNNEY             John  V.  Tunney,  66,  has  been a  director  of the
 Chairman of the Board of Company since May 1994. Mr. Tunney has served as Cloverleaf Group, Inc. Chairman of the Board of Foamex Asia since March
                           1997.  Mr.  Tunney has been  Chairman of the Board of
                           Cloverleaf Group, Inc., an investment company,  since
                           1981,  a partner  of Sun Valley  Ventures,  a venture
                           capital  firm,  since  1995,  and  President  of  JVT
                           Consulting  Inc. since 1997. Mr. Tunney has served as
                           Vice Chairman of the Board of the Corporate  Fund for
                           Housing  since  1988.  Mr.  Tunney  served  as a U.S.
                           Senator from the State of California  from 1971 until
                           1977.  Prior  to his U.S.  Senate  term,  Mr.  Tunney
                           served as a member of Congress from the 38th district
                           of  California  from  1965  until  1971.  Mr.  Tunney
                           currently   serves  as  a  member  of  the  Board  of
                           Directors of Swiss Army Brands, Inc.

b.  Executives as of April 24, 2001

Name                           Age          Position(s) Held
----                           ---          ----------------
Marshall S. Cogan              63           Chairman of the Board
Norma B. Carter                53           Executive Vice President, General Counsel and Corporate Secretary
Lawrence G. Davenport          59           Executive Vice President, Chief Information Officer
Stephen Drap                   51           Executive Vice President, Technical Products
Theodore J. Kall               60           Executive Vice President and President,  Carpet Cushion
Darrell Nance                  48           Executive Vice President, Foam Products (Western Region)
Lee C. Stewart                 52           Executive Vice President and Chief Financial Officer
John Televantos                48           President, Chief Executive Officer and Director
James T. Van Horn              55           Senior Vice President, Human Resources
Arthur H. Vartanian            47           Executive Vice President, Automotive Products
Pratt W. Wallace, Jr.          41           Executive Vice President, Foam Products (Eastern Region)

       Executive officers are elected by the Board of Directors and hold office until their successors have been duly elected and qualified or until their earlier resignation or removal from office. A brief biography of each executive officer of the Company is provided below (other than Mr. Cogan and Mr. Televantos, each of whose biography is set forth above under "Directors").

       Norma B. Carter has been Executive Vice President, General Counsel and Corporate Secretary since March 2001. From 1998 until joining the Company, Ms. Carter served as Vice President, General Counsel and Corporate Secretary of Vlasic Foods International Inc. Ms. Carter joined Vlasic Foods International Inc. following its spin-off from Campbell Soup Company, where she served in the legal department from 1981 until 1998, most recently as Vice President-Legal. On January 29, 2001, Vlasic Foods International Inc. filed a petition under Chapter 11 for relief under the U.S. Bankruptcy Code.

       Lawrence G. Davenport has been Executive Vice President, Chief Information Officer since May 1999. Prior to joining the Company, Mr. Davenport served as Vice President and Chief Information Officer of Safety-Kleen Corp., which was a recycling and waste management concern, from 1995 to 1998, where he was responsible for the strategic and tactical direction for information processing. Prior to that, Mr. Davenport was Senior Vice President, Information Services for JB Hunt Transport, Inc.

       Stephen Drap has been Executive Vice President, Technical Products since March 1998. Mr. Drap served as Vice President, Manufacturing and Customer Service, Technical Products from July 1997 until March 1998. Prior to that, Mr. Drap held various management positions since joining the Company in 1980.

       Darrell Nance has been Executive Vice President, Foam Products (Western Region) since March 1998. From 1995 until joining the Company, Mr. Nance served as Vice President and General Manager of West Coast Operations of Crain Industries, Inc. ("Crain"), a polyurethane foam manufacturer. From 1994 to 1995, Mr. Nance served as Vice President of Operations, West Coast Operations of Crain. From 1986 to 1994, Mr. Nance served as General Manager of Crain Western.

       Theodore J. Kall has been Executive Vice President and President, Carpet Cushion since January 2001. During 2000, Mr. Kall was a consultant to the Company and to the carpet cushion industry. Mr. Kall previously worked for the Company from 1995 to 1999 as President of the carpet cushion business and from 1993 to 1995 as National Accounts Manager for the carpet cushion business.

       Lee C. Stewart has been Executive Vice President and Chief Financial Officer since April 2001. From 1996 until joining the Company, Mr. Stewart served as Vice President, Treasury with the Union Carbide Corporation. From 1986 to 1996, Mr. Stewart was a Senior Managing Director of Bear, Stearns & Co. Inc.

       James T. Van Horn has been Senior Vice President, Human Resources since January 2000. Prior to joining the Company, Mr. Van Horn was with Unisys Corporation for twenty-one years, holding a number of positions of increasing responsibility, most recently as Corporate Director, Performance Management for Worldwide Human Resources.

       Arthur H. Vartanian has been Executive Vice President, Automotive Products since February 2000. Prior to joining the Company, Mr. Vartanian held a number of executive positions over an eighteen-year career with Lear Corporation, most recently as Vice President Operations, Chrysler Division.

       Pratt W. Wallace, Jr. has been Executive Vice President, Foam Products (Eastern Region) since January 1999, and was Executive Vice President, Manufacturing Technology from March 1998 until January 1999. From 1997 until joining the Company, Mr. Wallace served as Vice President of the Southeast region of Crain. From 1993 to 1997, Mr. Wallace served as the General Manager of Crain's Newnan, Georgia facility.


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

       Based solely on the Company's review of the copies of such forms furnished to the Company and written representations from the executive officers, directors and greater than 10% beneficial owners, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% owners were complied with, except for the late filings of Form 4's filed on behalf of Mr. Televantos, Mr. Drap and Mr. Johnson.

       ITEM 11.  EXECUTIVE COMPENSATION


       The following Summary Compensation Table contains information concerning annual and long-term compensation provided to the Chief Executive Officer during 2000 and each of the four next most highly compensated executive officers of the Company as of the end of 2000 (collectively, the "Named Executive Officers").

                                              Summary Compensation Table (1)

                                                                              Long-Term
                                       Annual Compensation            Compensation Awards
                                                                       Securities Underlying         All Other
Name and Principal Position      Year       Salary      Bonus               Options/SARs         Compensation
---------------------------      ----    ----------- ----------       -------------------------- ------------
Marshall S. Cogan                 2000    $850,000    $100,000               107,000            $        --
  Chairman of the Board           1999     850,000          --                    --                     --
                                  1998     850,000     300,000                    --                     --

John G. Johnson, Jr. (2) (3)      2000    $558,500    $110,740               107,000            $        --
  President and Chief             1999     392,308     250,000               750,450                  3,200
  Executive Officer

John Televantos (3) (4)           2000    $342,865    $100,000                86,000                 $2,387
  President, Foam Business        1999     161,539     185,000               100,000                  1,600
  Group

Pratt W. Wallace, Jr. (3)         2000    $199,165    $ 50,000                43,000                 $1,684
  Executive Vice President,       1999     175,659     134,041                10,000                  1,600
  Foam Products                   1998     166,009     139,554                    --                  4,336
  (Eastern Region)

Darrell Nance (3)                 2000    $196,663     $30,000                38,000               $  1,591
  Executive Vice President,       1999     182,884     126,655                10,000                  1,600
  Foam Products                   1998     173,173      75,849                    --                     --
  (Western Region)
-------------------

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

(2) Mr. Johnson commenced his employment with the Company on March 16, 1999 and resigned on January 30, 2001.

(3) The amounts shown in "All Other Compensation" represent the Company's matching contribution to the Company's 401(k) plan.

(4) Mr. Televantos commenced his employment with the Company on June 14, 1999. On April 10, 2000, Mr. Televantos was named Chief Operating Officer of the Company. On January 30, 2001, Mr Televantos was named President and Chief Executive Officer of the Company.

Employment Agreements

       The Company has employment  agreements with the following Named Executive
Officers: John Televantos, Marshall S. Cogan and John G. Johnson, Jr. The Securities and Exchange Commission requires disclosure of any employment agreement between the Company and any Named Executive Officer, whether or not such officer is still employed by the Company.

       Current Employees

       On May 21, 1999, the Company entered into an employment agreement with John Televantos in connection with the hiring of Mr. Televantos as President, Foam Business Group of the Company. In connection with the election of Mr. Televantos as President and Chief Executive Officer of the Company, the Company amended the employment agreement with Mr. Televantos on February 23, 2001, effective as of January 29, 2001. The amended agreement provides for an initial term of two years commencing on May 21, 1999, and automatically renews for additional one-year terms commencing May 21, 2000, unless notice of intent to not extend the term of the agreement is given by either party. The amended employment agreement provides that as compensation for all services rendered by Mr. Televantos, he will receive an annual salary at the rate of at least $500,000 per annum, which salary will be reviewed annually by the Compensation Committee of the Board. Mr. Televantos is eligible to earn an annual target bonus of 100% of his salary; the actual amount of the bonus is based on the attainment of certain performance targets. The agreement provides that the bonus paid to Mr. Televantos for 2001 will not be less than $250,000. Mr. Televantos received a $50,000 bonus in consideration for his commencement of services. Also, Mr. Televantos will participate in certain employee or executive benefit plans and receive certain other perquisites.

       The amended employment agreement provides for the grant by the Company to Mr. Televantos during 2001 of options to purchase 50,000 shares of common stock, which vest at a rate of 10,000 options per year. Mr. Televantos was granted options to purchase 100,000 shares of common stock of the Company on February 23, 2001. One-third of the options vest on each of the third, fourth, and fifth anniversaries of the February 23, 2001 grant. Additionally, Mr. Televantos was granted options to purchase 200,000 shares of common stock of the Company on February 23, 2001, (the "Performance Options"). The Performance Options vest on the earlier of the following two events. (1) the third anniversary of the February 23, 2001 grant, but only with respect to a number of the Performance Options equal to 100% of the Performance Options reduced by 12.5% for each of the eight calendar quarters, beginning on April 1, 2001, in which the Company's subsidiaries fail to comply with certain financial covenants contained in certain debt agreements and (2) regardless of the performance criteria described in (1) above, as to 100% of the Performance Options, on the seventh anniversary of the February 23, 2001 grant. All option grants discussed above included, or are anticipated to include, an exercise price equal to the fair market value of a share of common stock on the grant date. Accelerated vesting provisions for options are provided for "change in control" transactions as well as certain termination events.

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

       Former Employees

       In connection with the resignation of Mr. Johnson, on January 30, 2001, the Company entered into a termination agreement (the "Termination and Release Agreement"). The Termination and Release Agreement provided for the payment to Mr. Johnson of (i) $815,000, less applicable withholding and deductions and (ii) $500,000, less applicable withholding and deductions to be paid over a six month period commencing on February 1, 2002. The option to purchase 375,225 shares of common stock granted on April 20, 1999, discussed below, was modified to extend the scheduled expiration date of 250,000 shares through January 31, 2006. The option to acquire 375,225 shares of common stock granted on March 29, 1999, discussed below, and the remainder of the options granted on April 20, 1999, became fully vested as of January 30, 2001 and remain exercisable through January 31, 2002. Both the option to acquire 53,500 shares of Company common stock granted on April 26, 2000 and the option to acquire 53,500 shares of Company common stock on August 4, 2000, expired on January 30, 2001. Additionally, Mr. Johnson will continue to receive any health care or insurance benefits for a period of up to eighteen months. The Termination and Release Agreement prohibits Mr. Johnson from disclosing any confidential information of the Company. Additionally, the employment agreement provides that for a period of one year following his termination date, Mr. Johnson may not solicit or attempt to entice away from the Company (including its affiliates or subsidiaries), or interfere with the relationship of the Company with, any employees, customers or clients of the Company.

       On March 16, 1999, the Company entered into an employment agreement with John G. Johnson, Jr. in connection with the hiring of Mr. Johnson as President and Chief Executive Officer of the Company. The agreement provided for an initial term of two years commencing on March 16, 1999. The employment agreement provided that as compensation for all services rendered by Mr. Johnson, he would receive an annual salary at the rate of at least $500,000 per annum, which salary was reviewed annually by the Compensation Committee of the Board. Mr. Johnson was entitled to earn an annual bonus of up to $500,000; the actual amount of the bonus was based on the attainment of certain performance targets for that year. The agreement provided that the bonus paid to Mr. Johnson for 1999 would not be less than $250,000. Also, Mr. Johnson participated in certain employee or executive benefit plans and received certain other perquisites, including an automobile lease allowance. Mr. Johnson's employment agreement further provided for the grant by the Company to Mr. Johnson of options to purchase 750,450 shares of common stock of the Company. On March 29, 1999, 375,225 options were granted and on April 20, 1999, another 375,225 options were granted. These options were to vest in equal installments on March 16, 2000, March 16, 2001 and March 16, 2002. Accelerated vesting provisions for options were provided for "change in control" transactions as well as certain termination events.

1993 Stock Option Plan, As Amended

       The following table provides information on option grants in 2000 to the Named Executive Officers.

Foamex International Option Grants in Last Fiscal Year

                               Number of       % of Total
                               Securities     Options/SARs   Exercise
                               Underlying      Granted to    or Base
                              Options/SARs    Employees in   Price        Expiration             Grant Date
                              Granted (#)      Fiscal Year       ($/Sh)          Date        Present Value (1)
                             -------------     -----------   ----------     ---------       -----------------
Marshall S. Cogan                  53,500         6.7%         $5.0625     04/26/10            $115,560
Marshall S. Cogan                  53,500         6.7%         $6.5625     08/04/10            $148,730
John G. Johnson, Jr.               53,500         6.7%         $5.0625     04/26/10            $115,560
John G. Johnson, Jr.               53,500         6.7%         $6.5625     08/04/10            $148,730
John Televantos                    38,000         4.7%         $5.0625     04/26/10             $82,080
John Televantos                    48,000         6.0%         $6.5625     08/04/10            $133,440
Pratt W. Wallace, Jr.              23,000         2.9%         $5.0625     04/26/10             $49,680
Pratt W. Wallace, Jr.              20,000         2.5%         $6.5625     08/04/10             $55,600
Darrell Nance                      18,000         2.2%         $5.0625     04/26/10             $38,880
Darrell Nance                      20,000         2.5%         $6.5625     08/04/10             $55,600

(1) Based on the Black-Scholes option price model. Assumptions included an expected life of three years, expected volatility of 55.0%, expected dividend yield of 0% and an average risk-free interest rate of 6.11%.

Aggregate Option Values

         The following table sets forth, as of December 31, 2000, the number of options for the Company's Common Stock and the value of the unexercised options held by the Named Executive Officers. None of the Named Executive Officers exercised stock options in 2000.

                   Aggregate Fiscal Year-End Option/SAR Values

                             Number of Securities Underlying Unexercised        Value of Unexercised In-the-Money
                                   Options/SARs at Fiscal Year End              Options/SARs at Fiscal Year End(1)
                            ----------------------------------------------    ---------------------------------------
     Name                         Exercisable            Unexercisable          Exercisable          Unexercisable
    ------                        -----------            -------------          -----------          -------------
Marshall S. Cogan                   431,667                 175,333                   $ -              $ 16,719

John G. Johnson, Jr.                250,150                 607,300                   $ -              $ 16,719

John Televantos                      20,000                 166,000                   $ -              $ 11,875

Pratt W. Wallace, Jr.                 8,000                  55,000                   $ -              $  7,187

Darrell Nance                         8,000                  50,000                   $ -              $  5,625

(1) As of December 31, 2000, the market value of the Company's common stock was $5.375 per share.

Pension Plan

       The Foamex L.P. Salaried Pension Plan (the "Retirement Plan") is a defined benefit pension plan that is qualified under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), and in which executive officers are eligible to participate.

       The following table illustrates estimated annual pensions under the Retirement Plan for various compensation levels and periods of credited service, assuming present compensation rates at all points in the past and until Normal Retirement Date (as defined in the Retirement Plan) and a constant Social Security Wage Base ($80,400 in 2001). The pension amount is expressed as a life annuity with certain benefits continuing to the spouse, if applicable.

                               Pension Plan Table

                            Years of Credited Service

                                          15             20               25               30               35
-------------------------------------------------------------------------------------------------------------------
Current Compensation:
$125,000                               $27,098         $36,130          $45,163          $54,195          $63,228
$170,000 and above                     $38,910         $51,880          $64,850          $77,820          $90,790

       The Retirement Plan is a career pay plan. The Retirement Plan formula is 1.25% of annual compensation up to the Social Security Wage Base and 1.75% of annual compensation in excess of the Social Security Wage Base, subject to a 2001 annual compensation limit of $170,000 (as adjusted to reflect cost of living increases). Prior to September 1, 1994, the Retirement Plan was a final average pay plan, with retirement benefits based upon earnings for the five consecutive years within the last ten years which yielded the highest average yearly salary ("Final Average Compensation"). Annual benefit calculations under the Retirement Plan for service prior to June 1, 1994, will be the years of credited service multiplied by the sum of 2.0% of Final Average Compensation and 0.4% of Final Average Compensation in excess of the average of the Social Security Wage Bases over the 35 year period ending with the year an employee reaches age 65 (such 35 year average referred to herein as the "Covered Compensation"). For service subsequent to May 31, 1994, but before September 1, 1994, annual benefit calculations will be the years of credited service multiplied by the sum of 1.1% of Final Average Compensation and 0.4% of Final Average Compensation in excess of Covered Compensation. The actuarially determined cost of providing benefits under the Retirement Plan is provided by the Company. The participants are neither required nor permitted to make contributions.

       The compensation used as a basis for computing pension is primarily based on salaries set forth in the Summary Compensation Table and excludes bonuses. In 2000 and 1999, the compensation used as a basis for computing the pension of each of the Named Executive Officers in the Summary Compensation Table and that were employees at April 24, 2001, was as follows: Mr. Cogan, $170,000 and $160,000, respectively; Mr. Televantos, $170,000 and $160,000, respectively; Mr. Wallace, $170,000 and $160,000 respectively; and Mr. Nance, $170,000 and $160,000, respectively.

       The estimated annual benefits under the Retirement Plan payable on retirement at normal retirement age, or immediately if the individual has reached normal retirement age, for each of the Named Executive Officers in the Summary Compensation Table and that were employees at April 24, 2001 are as follows: Mr. Cogan, $23,517; Mr. Televantos $48,772; Mr. Wallace, $69,203 and Mr. Nance, $51,249. These amounts assume the employees continue their employment with the Company at present salary levels until normal retirement age. As of December 31, 2000, the Named Executive Officers in the Summary Compensation Table and that were employees at April 24, 2001 had been credited with years of service under the Retirement Plan as follows: Mr. Cogan, 7.83 years; Mr. Televantos, 1.58; Mr. Wallace, 2.5 years; and Mr. Nance, 2.5 years.

         During, 2001, the Board of Directors approved the implementation of a non-qualified supplemental executive retirement plan (the "SERP") for Mr. Cogan, certain other Named Executive Officers, as well as several other senior executive officers of the Company. The SERP will provide retirement benefits that supplement the retirement benefits provided under the Retirement Plan. The SERP will become effective on May 15, 2001, and will provide retirement benefits that the Retirement Plan is unable to provide due to Internal Revenue Code limitations on pensionable earnings and benefits. The Company expects to finalize the SERP document by the end of the second quarter of 2001.

         During 2001, the Board of Directors authorized the Company to enter so-called "split dollar" life insurance arrangements with Mr. Cogan, certain other Named Executive Officers, as well as several other senior executive officers of the Company. Pursuant to these arrangements, the Company will pay the premiums on the life insurance contracts purchased by or on behalf of each of the covered executives. The covered executives will receive life-time benefits and/or death benefit protection and the Company expects to recover its premium payments (without interest) following the death of each of the covered executives. As of the date of this filing, the definitive documentation for the split dollar arrangements have not been completed and the underlying life insurance contracts have not been purchased.

       During 2001, the implementation of a supplemental executive retirement plan was approved for Mr. Cogan and certain other executives. A supplemental executive retirement plan document will be finalized and is anticipated to become effective by the end of the second quarter of 2001.

IRS Limitations

       Under the Internal Revenue Code, a participant's compensation in excess of $170,000 (as adjusted to reflect cost of living increases) is disregarded for purposes of determining pension benefits. Benefits accrued for plan years prior to 1994 on the basis of certain compensation in excess of the annual compensation limit are preserved. In addition, as required by law, the maximum annual pension payable to a participant under a qualified pension plan in 2000 was $135,000, in the form of a qualified joint and survivor annuity, although certain benefits are not subject to such limitation. Such limits have been included in the calculation of estimated annual benefit amounts listed above for each of the Named Executive Officers. The Company does not have a non-qualified defined benefit plan to provide payments in excess of limits imposed by the Internal Revenue Service.

Compensation of Directors

       In 1993, the Company instituted the Foamex International Inc. Non-Employee Director Compensation Plan (the "Non-Employee Plan"), to provide compensation to its non-employee directors (the "Outside Directors"). Pursuant to the Non-Employee Plan, each Outside Director receives an annual retainer of $50,000, payable in cash or Common Stock, and a $1,000 fee for each meeting of the Board of Directors and any committee meeting attended by such Outside Director. In addition, Outside Directors who serve as a Chairperson of a Committee receive additional compensation in the value of $10,000 to be split equally between common stock of the Company and cash. Outside Directors are also eligible for annual compensation in the form of options to purchase common stock of the Company. Accordingly, on December 18, 2000, Mr. Davignon, Mr. Hay, Dr. Hershon, Ms. Kamsky, Mr. Mabus and Mr. Tunney were each granted 10,000 options to purchase shares of the Company's common stock. The options vest at a rate of 20% per year over a five-year period, and expire in ten years. These option grants included an exercise price equal to the fair market value of a share of common stock on the grant date.

       Currently, there are seven Outside Directors of the Company and two employee directors. Although Mr. Tunney is the Chairman of the Board of Foamex Asia, he is considered an Outside Director because he is not an employee of the Company. During 2000, Mr. Tunney received a fee of $10,000 per month and was awarded 25,000 options to purchase common stock of the Company in consideration for consulting services, which are separate from his directorship role. Beginning in 2001, Mr. Tunney will receive an additional $10,000 per month for expenses incurred in connection with his consulting services. In addition, the Company maintains an apartment that is used by Mr. Tunney while on Company business. Rent expense incurred by the Company in 2000 was $0.2 million. Mr. Tunney also serves as the Chairman of Foamex Asia and has a 5% interest in the value of the Company's equity interest in the joint venture in Asia. All directors are entitled to reimbursement for their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof. Directors who are also employees of the Company or its subsidiaries receive no cash compensation for serving as Directors or as members of Board committees.

Compensation Committee Interlocks and Insider Participation

       The Compensation Committee of the Company's Board of Directors is comprised entirely of Outside Directors. No employee of the Company serves on the Compensation Committee. The Company is not aware of any other corporation in which both (i) an executive officer of the Company serves on the board of directors and/or compensation committee and (ii) a director of the Company serves as an executive officer. See the section entitled "Consulting Services - Mr. Tunney", included in Item 13 Certain Relationships and Related Transactions, for a discussion of certain transactions between the Company and Mr. Tunney, the Chairman of the Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Ownership of Common Stock of Certain Beneficial Owners and Management

       The following table sets forth certain information, as of April 2, 2001, regarding the beneficial ownership of Common Stock by (i) each stockholder who is known by the Company to own more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each executive officer named in the Summary Compensation Table and (iv) all directors and executive officers as a group. Except as otherwise indicated, each stockholder has (i) sole voting and investment power with respect to such stockholder's shares of stock, except to the extent that authority is shared by spouses under applicable law and (ii) record and beneficial ownership with respect to such stockholder's shares of stock.

Name and Address of Beneficial Owners                                            Beneficial Ownership    (1) (2)
-------------------------------------                         -----------------------------------------------------
                                                                    Number of Shares       % of Class Outstanding
The Bank of Nova Scotia (3)                                            5,750,426                   24.4
44 King Street West
Scotia Plaza, 8th Floor M5H 1H1
Toronto, Ontario, Canada

Rus, Inc. (5)                                                          2,684,903                   11.4
Avenue des Pleiades 15
B -1200
Brussels, Belgium

Genfina S.A. (6)                                                       1,592,671                    6.8
Rue Royale 30
1000
Brussels, Belgium

Stephens Inc. (7)                                                      1,277,100                    5.4
111 Center Street
Little Rock, Arkansas 72201

Apollo Advisors, L.P. (4)                                              1,267,536                    5.4
2 Manhattanville Road
Purchase, New York 10577

Marshall S. Cogan (8)                                                    853,667                    3.6

Etienne Davignon                                                          20,836                    *

Robert J. Hay                                                              4,944                    *

Stuart J. Hershon (9)                                                     13,646                    *

Virginia A. Kamsky                                                             -                    *

Raymond E. Mabus                                                               -                    *

Steven B. Sharpe                                                               -                    *

John V. Tunney (10)                                                        9,000                    *

John Televantos (8)                                                       52,404                    *

Pratt W. Wallace, Jr. (8)                                                 15,000                    *

Darrell Nance (8)                                                         18,429                    *

All executive officers and directors as a group                        1,045,133                    4.3
(18 persons) (3)(8)(9)(10)
------------------
* Less than 1%.



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

(3) The Bank of Nova Scotia also owns 15,000 shares of Series B Preferred Stock of the Company, which represents 100% of the outstanding shares. Series B Preferred Stock is non-voting, non-redeemable and convertible into 100 shares of the Company's common stock. The conversion feature is only available if the conversion would not trigger a "change of control" event, as discussed in Note 1 to the consolidated financial statements.

(4) Apollo Advisors, L.P. possesses the sole power to vote and dispose of 1,267,536 of the indicated shares in its capacity as managing general partner of AIF II, L.P., for whose account the shares are held. All information relating to the beneficial ownership of Common Stock by Apollo Advisors, L.P. was taken from a Schedule 13D/A filed with the Securities Exchange Commission on April 13, 2001.

(5) Rus, Inc. is a subsidiary of Recticel, a European polyurethane foam manufacturer and whose subsidiary was a former partner of Foamex L.P.

(6) Genfina S.A. is a subsidiary of Societe Generale de Belgique, a Belgian bank and holding company.

(7) Stephens Inc. is a registered broker-dealer, and the number of indicated shares represents 1,199,700 shares of Common Stock owned by Stephens Inc. for its own account and 77,400 shares of Common Stock held in discretionary or advisory accounts for clients. Stephens Inc. has shared power of disposition, but no voting power and no economic interest, with respect to shares of Common Stock held in client advisory accounts. Stephen Group, Inc. is a parent of Stephens Inc. and has shared power of voting and of disposition with respect to shares of Common Stock owned by Stephens Inc. for its own account. In addition to the number of shares of Common Stock reported in the table, principals of Stephens Inc. and Stephens Group, Inc. own 172,700 shares of Common Stock, over which Stephens Inc. and Stephens Group, Inc. have no voting power or dispositive power. All information relating to the beneficial ownership of Common Stock by Stephens Inc. was taken from a Schedule 13G filed with the Securities Exchange Commission on February 14, 2001.

(8) Includes shares of Common Stock issuable upon exercise of options granted under the Company's 1993 Stock Option Plan, which have vested or will vest within sixty days. In the above table, (i) 431,667 of such shares have been included for Mr. Cogan, (ii) 40,000 shares of such shares have been included for Mr. Televantos, (iii) 10,000 of such shares have been included for Mr. Wallace, (iv) 10,000 of such shares have been included for Mr. Nance and (v) 511,767 of such shares have been included for all executive officers and directors as a group.

(9) Includes 12,571 shares of Common Stock held in the name of Dr. Hershon's wife and 1,075 shares of Common Stock held in a trust of which Dr. Hershon is the sole trustee.

(10) Includes 9,000 shares of Common Stock held in a trust of which Mr. Tunney serves as a co-trustee.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The following is a summary of material transactions between the Company and its affiliates entered into or continuing during 2000. Payments to affiliates by Foamex L.P. and its subsidiaries in connection with any such transactions are governed by the provisions of the indentures for its public debt securities, which generally provide that such transactions be on terms comparable to those generally available in equivalent transactions with third parties.

Trace Accounts Receivables

       As of December 31, 2000, operating accounts receivables from Trace were approximately $2.7 million against which an allowance has been taken by the Company as a result of the financial condition of Trace.

Consulting Services - Mr. Tunney

       John V. Tunney, a director of the Company, acts as a business advisor to the Company. In exchange for his services during 2000, Mr. Tunney received a fee of $10,000 per month and was awarded 25,000 options to purchase common stock of the Company, which are separate from his directorship role. The Company maintains an apartment that is used by Mr. Tunney while on Company business. Rent expense incurred by the Company in 2000 was $0.2 million. In addition, Mr. Tunney serves as the Chairman of Foamex Asia and has a 5% interest in the value of the Company's equity interest in the joint venture in Asia.

Foamex L.P. Credit Facility - Member Bank

       Included in the group of banks that provides the Foamex L.P. Credit Facility is The Bank of Nova Scotia, which is a shareholder of both common stock and preferred stock of the Company, as discussed in Item 12 in this Annual Report on Form 10-K/A.

Foamex/GFI Note

       Foamex L.P. owed a $34.0 million promissory note payable to Foam Funding LLC, which was due and paid in March 2000. Interest was based on a variable rate equal to the higher of (i) the base rate of The Bank of Nova Scotia or (ii) the Federal Funds rate plus 0.5%. At the option of Foamex L.P., the note was convertible to a LIBOR-based interest rate plus 0.75%. The principal and current interest payable under the Foamex/GFI Note were collateralized by a $34.5 million letter of credit issued under the Foamex L.P. Credit Facility. During 2000, Foamex L.P. paid Foam Funding LLC approximately $0.6 million of interest pursuant to the terms of the Foamex/GFI Note.

Note Payable to Foam Funding LLC

       Foamex Carpet entered into a $70.2 million promissory note payable to Foam Funding LLC. Principal is payable in quarterly installments that began in June 1998 with a final installment in February 2004. Interest is based on a variable rate equal to the sum of 2.25% plus the higher of: (i) the base rate of The Bank of Nova Scotia or (ii) the Federal Funds rate plus 0.5%. At the option of Foamex Carpet, interest payable under the note is convertible into LIBOR-based loans plus 3.25%. Amounts outstanding under the Note Payable to Foam Funding LLC are collateralized by all of the assets of Foamex Carpet on a pari passu basis with the Foamex Carpet Credit Facility. During 2000, Foamex Carpet paid Foam Funding LLC approximately $5.2 million in interest and approximately $7.9 million in principal pursuant to the terms of the Note Payable to Foam Funding LLC.

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

Indemnification Regarding Environmental Matters

       Pursuant to an Asset Transfer Agreement (the "RFC Asset Transfer Agreement"), dated October 2, 1990, as amended, between Foamex L.P. and Recticel Foam Corporation ("RFC"), a subsidiary of Recticel, Foamex L.P. is indemnified by RFC for any liabilities incurred by Foamex L.P. arising out of or resulting from, among other things, the ownership or use of any of the assets transferred pursuant to the RFC Asset Transfer Agreement or the conduct of the transferred business on or prior to October 2, 1990, including, without limitation, any loss actually arising out of or resulting from any events, occurrences, acts or activities occurring before October 2, 1990 or occurring after October 2, 1990 to the extent resulting from conditions existing on or prior to October 2, 1990, relating to (i) injuries to or the contraction of any diseases by any person resulting from exposure to Hazardous Substances (as defined in the RFC Asset Transfer Agreement) without regard to when such injuries or diseases are first manifested, (ii) the generation, processing, handling, storage or disposition of or contamination by any waste or Hazardous Substance, whether on or off the premises from which the transferred business has been conducted, or (iii) any pollution or other damage or injury to the environment, whether on or off the premises from which the transferred business has been conducted. Foamex L.P. is also indemnified by RFC for any liabilities arising under Environmental Laws (as defined in the RFC Asset Transfer Agreement) relating to current or former RFC assets and for any liability for property damage or bodily harm relating to products of the transferred business shipped on or prior to October 2, 1990. Such indemnification is limited after December 1993 unless such liability is covered by insurance. Foamex L.P. agreed to assume certain known environmental liabilities relating to the assets transferred by RFC to Foamex L.P., with an estimated remediation cost of less than $0.5 million, in exchange for a cash payment by RFC to Foamex L.P. approximately equal to the remediation cost for such environmental liabilities. During the first quarter of 2000, RFC paid the Company approximately $0.3 million, which was owed to the Company on December 31, 1999.

       Pursuant to the Asset Transfer Agreement, dated as of October 2, 1990, as amended, between Trace and Foamex L.P. (the "Trace Asset Transfer Agreement"), Foamex L.P. is indemnified by Trace for any liabilities incurred by Foamex L.P. arising out of or resulting from, among other things, the ownership or use of any of certain assets that were transferred pursuant to the Trace Asset Transfer Agreement or the conduct of the transferred business on or prior to October 2, 1990, including, without limitation, any loss actually arising out of or resulting from any events, occurrences, acts or activities occurring after October 2, 1990, to the extent resulting from conditions existing on or prior to October 2, 1990, relating to (i) injuries to or the contraction of any diseases by any person resulting from exposure to Hazardous Substances (as defined in the Trace Asset Transfer Agreement) without regard to when such injuries or diseases are first manifested, (ii) the generation, processing, handling, storage or disposition of or contamination by any waste or Hazardous Substance, whether on or off the premises from which the transferred business has been conducted or
(iii) any pollution or other damage or injury to the environment, whether on or off the premises from which the transferred business has been conducted. Foamex L.P. is also indemnified by Trace for any liabilities arising under Environmental Laws (as defined in the Trace Asset Transfer Agreement) relating to current or former Trace assets and for any liability relating to products of the transferred business shipped on or prior to October 2, 1990. As of December 31, 2000, Trace owned Foamex L.P. approximately $0.3 million pursuant to the Trace Asset Transfer Agreement, which has not been paid. A claim was filed for such amount in the Trace bankruptcy proceedings.

       Pursuant to an agreement concerning environmental liabilities at the Company's Morrristown, Tennessee facility, dated February 29, 2000, between Foamex L.P. and RFC, Foamex L.P. is indemnified for a percentage of liabilities previously incurred and future remediation costs.

Certain Transactions Relating to the Acquisition of General Felt

       In connection with Foamex L.P.'s acquisition of General Felt in March 1993, Trace and General Felt entered into the GFI Reimbursement Agreement, as defined therein, pursuant to which Trace has agreed to reimburse General Felt on a pro rata basis reflecting the period of time each has occupied the facility for costs relating to the cleanup plan for a facility in Trenton, New Jersey formerly owned by General Felt. In connection with the GFI Transaction, the GFI

Reimbursement Agreement was assigned by General Felt to Foamex Carpet. A claim was filed in the Trace bankruptcy proceeding for approximately $0.6 million.

Trace Promissory Notes

       Prior to 1999, Trace had borrowed $9.8 million from Foamex L.P. pursuant to the terms of two promissory notes (the "Trace Notes"). The Trace Notes are due and payable on demand or, if no demand is made, on July 7, 2001, and bear interest at 2 3/8% plus three-month LIBOR, as defined, per annum payable quarterly in arrears. Trace is in default on the Trace Notes and a claim was filed for the full amount in the Trace bankruptcy proceedings.


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

Investments - Retirement Plan

       Prior to 2000, 250,000 shares of UAG, which was a related party to Trace, were purchased by the Company's Retirement Plan for approximately $4.8 million. The value of the UAG shares was $2.2 million at December 31, 1999. During the fourth quarter of 2000, all of the UAG shares were sold for $1.8 million.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 27th day of April 2001.

                                           FOAMEX INTERNATIONAL INC.


                                         By:    /s/ John Televantos
                                                -------------------------------
                                                Name: John Televantos
                                         Title: President and Chief
                                                Executive Officer



                                         By:    /s/ Lee C. Stewart
                                                -------------------------------
                                         Name:  Lee C. Stewart
                                         Title: Executive Vice President,
                                                Chief Financial Officer



                                         By:    /s/  Robert S. Graham, Jr.
                                                -------------------------------
                                         Name:  Robert S. Graham, Jr.
                                         Title: Senior Vice President,
                                                Corporate Controller and
                                                Chief Accounting Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf by the registrant and in the capacities and on the dates indicated:

Signature                        Title                              Date


/s/ Marshall S. Cogan            Chairman of the Board         April 27, 2001
---------------------------
     Marshall S. Cogan


/s/ Robert J. Hay                Chairman Emeritus             April 27, 2001
---------------------------       and Director
     Robert J. Hay


/s/ John Televantos              President, Chief Executive    April 27, 2001
---------------------------       Officer and Director
    John Televantos


/s/ Etienne Davignon             Director                      April 27, 2001
---------------------------
    Etienne Davignon


/s/ Stuart J. Hershon            Director                      April 27, 2001
---------------------------
    Stuart J. Hershon


/s/ Virginia A. Kamsky           Director                      April 27, 2001
---------------------------
    Virginia A. Kamsky


/s/ Raymond E. Mabus             Director                      April 27, 2001
---------------------------
    Raymond E. Mabus


/s/ Steven B. Sharpe             Director                      April 27, 2001
---------------------------
    Steven B. Sharpe


/s/ John V. Tunney               Director                      April 27, 2001
---------------------------
    John V. Tunney