Form 10-Q
period 2001-03-31
FOAMEX INTERNATIONAL INC
filed 2001-05-21
CIK 912908

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001

                         Commission file number 0-22624



                            FOAMEX INTERNATIONAL INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                           05-0473908
-------------------------------                      --------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)

1000 Columbia Avenue
Linwood, PA                                                     19061
-------------------------------                      --------------------------
(Address of principal                                        (Zip Code)
executive offices)


Registrant's telephone number, including area code:  (610) 859-3000
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

The number of shares of the registrant's common stock outstanding as of May 8, 2001 was 23,559,994.

                            FOAMEX INTERNATIONAL INC.

                                      INDEX

                                                                                                     Page
Part I.  Financial Information

         Item 1.  Financial Statements.
              Condensed Consolidated Statements of Operations (unaudited) - Quarters Ended
                March 31, 2001 and March 31, 2000                                                     3

              Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2001
                and December 31, 2000                                                                 4

              Condensed Consolidated Statements of Cash Flows (unaudited) - Quarters Ended
                March 31, 2001 and March 31, 2000                                                     5

              Notes to Condensed Consolidated Financial Statements (unaudited)                        6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.                                                                     15

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                        21

Part II. Other Information

         Item 1.  Legal Proceedings.                                                                 21

         Item 5.  Other Information.                                                                 21

         Item 6.  Exhibits and Reports on Form 8-K.                                                  21

Signatures                                                                                           22


PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

The Company's independent public accounting firm did not complete its review of the condensed consolidated financial statements included herein prior to the deadline for filing this Form 10-Q, as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                                             Quarters Ended
                                                                                  -------------------------------------
                                                                                  March 31,                   March 31,
                                                                                    2001                        2000
                                                                                  ---------                   ---------
                                                                                  (thousands, except per share amounts)
NET SALES                                                                          $301,907                    $329,119

COST OF GOODS SOLD                                                                  259,703                     286,183
                                                                                   --------                    --------

GROSS PROFIT                                                                         42,204                      42,936

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                                           16,923                      18,422

RESTRUCTURING AND OTHER CHARGES                                                          29                       3,222
                                                                                   --------                    --------

INCOME FROM OPERATIONS                                                               25,252                      21,292

INTEREST AND DEBT ISSUANCE EXPENSE                                                   17,694                      18,629

INCOME FROM EQUITY INTEREST IN JOINT VENTURE                                            200                         292

OTHER EXPENSE, NET                                                                     (162)                       (931)
                                                                                   --------                    ---------

INCOME BEFORE PROVISION FOR INCOME TAXES                                              7,596                        2,024

PROVISION FOR INCOME TAXES                                                            1,269                          241
                                                                                   --------                    ---------

NET INCOME                                                                         $  6,327                    $   1,783
                                                                                   ========                    =========

EARNINGS PER SHARE
   BASIC                                                                           $   0.27                    $    0.07
                                                                                   ========                    =========
   DILUTED                                                                         $   0.25                    $    0.07
                                                                                   ========                    =========

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC                                            23,560                       25,058
                                                                                   ========                    =========

WEIGHTED AVERAGE NUMBER OF SHARES AND
   EQUIVALENTS - DILUTED                                                             25,073                       25,456
                                                                                   ========                    =========







          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS                                                                               March 31, 2001    December 31, 2000
                                                                                     --------------    -----------------
CURRENT ASSETS                                                                          (thousands, except share data)
   Cash and cash equivalents                                                            $  3,719            $  4,890
   Accounts receivable, net of allowances of $10,137 in 2001 and $9,926 in 2000          190,325             170,590
   Inventories                                                                           103,068             100,334
   Other current assets                                                                   23,630              22,788
                                                                                        --------            --------
       Total current assets                                                              320,742             298,602
                                                                                        --------            --------

Property, plant and equipment                                                            402,376             397,291
Less accumulated depreciation                                                           (190,841)           (184,760)
                                                                                        --------            --------
   NET PROPERTY, PLANT AND EQUIPMENT                                                     211,535             212,531

COST IN EXCESS OF ASSETS ACQUIRED, net of accumulated
   amortization of $30,812 in 2001 and $29,076 in 2000                                   207,389             209,125

DEBT ISSUANCE COSTS, net of accumulated
   amortization of $11,625 in 2001 and $10,675 in 2000                                    14,132              15,082

OTHER ASSETS                                                                              21,116              20,140
                                                                                        --------            --------

TOTAL ASSETS                                                                            $774,914            $755,480
                                                                                        ========            ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Current portion of long-term debt                                                    $  7,728            $  8,356
   Current portion of long-term debt - related party                                      13,163              15,795
   Accounts payable                                                                      119,696              86,838
   Accrued employee compensation and benefits                                             22,331              21,853
   Accrued interest                                                                        9,524               9,198
   Accrued customers rebates                                                              14,524              23,839
   Cash overdrafts                                                                        13,170               6,885
   Other accrued liabilities                                                              20,504              22,588
                                                                                        --------            --------
       Total current liabilities                                                         220,640             195,352

LONG-TERM DEBT                                                                           645,226             656,168
LONG-TERM DEBT - RELATED PARTY                                                            31,590              31,590
OTHER LIABILITIES                                                                         30,879              37,039
                                                                                        --------            --------
       Total liabilities                                                                 928,335             920,149
                                                                                        --------            --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred Stock, par value $1.00 per share:
     Authorized 5,000,000 shares
     Issued 15,000 shares - Series B                                                          15                  15
   Common Stock, par value $.01 per share:
     Authorized 50,000,000 shares
     Issued 27,048,994 shares;
     Outstanding 23,559,994 shares                                                           270                 270
   Additional paid-in capital                                                             96,277              96,275
   Accumulated deficit                                                                  (194,605)           (200,932)
   Accumulated other comprehensive loss                                                  (18,377)            (23,296)
   Other:
     Common stock held in treasury, at cost:
     3,489,000 shares                                                                    (27,780)            (27,780)
     Shareholder note receivable                                                          (9,221)             (9,221)
                                                                                        --------            --------
       Total stockholders' deficit                                                      (153,421)           (164,669)
                                                                                        --------            --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                             $774,914            $755,480
                                                                                        ========            ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                             Quarters Ended
                                                                                  -------------------------------------
                                                                                  March 31,                   March 31,
                                                                                    2001                        2000
                                                                                  ---------                   ---------
                                                                                               (thousands)
OPERATING ACTIVITIES
   Net income                                                                     $ 6,327                     $ 1,783
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization                                                  8,274                       8,716
     Amortization of debt issuance costs, debt discount,
       debt premium and deferred swap adjustment and gain                             302                         318
     Loss (gain) on sale of assets                                                   (308)                        106
     Other operating activities                                                     1,734                         943
     Changes in operating assets and liabilities, net                              (4,464)                     (6,009)
                                                                                  -------                     -------

         Net cash provided by operating activities                                 11,865                       5,857
                                                                                  -------                     -------

INVESTING ACTIVITIES
   Capital expenditures                                                            (5,418)                     (5,140)
   Proceeds from sale of assets                                                       302                           -
   Other investing activities                                                        (406)                          -
                                                                                  -------                     -------

         Net cash used for investing activities                                    (5,522)                     (5,140)
                                                                                  -------                     -------

FINANCING ACTIVITIES
   Net proceeds from short-term borrowings                                              -                         599
   Proceeds from (repayments of) revolving loans                                   (9,800)                     36,708
   Repayments of long-term debt                                                    (1,367)                     (1,450)
   Repayments of long-term debt - related party                                    (2,632)                    (36,633)
   Increase (decrease) in cash overdrafts                                           6,285                      (1,494)
   Other financing activities                                                           -                          24
                                                                                  -------                     -------

         Net cash used for financing activities                                    (7,514)                     (2,246)
                                                                                  -------                     -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (1,171)                     (1,529)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                           4,890                       6,577
                                                                                  -------                     -------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                               $ 3,719                     $ 5,048
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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation

     The condensed consolidated financial statements are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Foamex International Inc.'s (the "Company") financial position and results of operations. These interim financial statements should be read in conjunction with the financial statements and related notes included in the 2000 Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of trends or of results for a full year. The Company's independent public accounting firm did not complete its review of the condensed consolidated financial statements included herein prior to the deadline for filing this Form 10-Q, as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended.

Accounting Changes

     Revenue Presentation

     During July 2000, the Emerging Issues Task Force (the "EITF") of the Financial Accounting Standards Board reached a consensus on an issue concerning the components of revenue. EITF No. 00-10 "Accounting for Shipping and Handling Revenues and Costs" essentially required that shipping and handling costs that are billed to a customer be included in revenue. The Company determined that a portion of shipping costs billed to customers required a reclassification from cost of sales to revenue. Accordingly, net sales previously reported on the Form 10-Q for the first quarter of 2000, increased $3.3 million with a corresponding increase in cost of sales. On a segment basis, the Carpet Cushion Products was the only business segment impacted and net sales for all periods presented reflect the reclassification required.

     Accounting for Derivatives and Hedging Activities

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") requires the fair value of derivatives be recognized in the consolidated balance sheets. Changes in the fair value of derivatives are recognized in earnings or in other comprehensive loss, essentially depending on the structure and the purpose of the derivatives. During 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amended SFAS No. 133 on a limited number of issues, was issued. The statements were effective for the Company in the first quarter of 2001.

     These statements create a foundation that will address accounting and reporting issues for a wide range of financial instruments defined as derivatives and related hedging activities. As of December 31, 2000, the Company did not have any derivatives, as defined in the statements. Accordingly, the initial adoption of the statements did not have a significant impact on the results of operations or financial position of the Company. The adoption of the statements did require a reclassification in the consolidated balance sheets, effective as of January 1, 2001. Specifically, $6.1 million recognized at year-end 2000 as liabilities has been reclassified to accumulated other comprehensive loss under stockholders' deficit. The amount reclassified is the result of certain interest rate swaps that were terminated in prior years. The amount reclassified will continue to be amortized, with $0.9 million of amortization anticipated in 2001.

2.   INCOME TAXES

     The effective tax rates in 2001 and 2000 reflect the partial reversal of the deferred income tax asset valuation allowance recognized in 1998. The valuation allowance was reduced to reflect the utilization of Federal loss carryforwards that reduced the current tax component of the Federal tax provision. Additionally, the valuation allowance was reduced to offset the net deferred Federal tax liability generated in 2001 and 2000. The effective tax rate was higher in 2001 compared to 2000 primarily due to a greater percentage of income from foreign sources and a higher effective rate on foreign source income.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.   EARNINGS PER SHARE

     The following table shows the amounts used in computing earnings per share.

                                                                                             Quarters Ended
                                                                                 ------------------------------------
                                                                                  March 31,                 March 31,
                                                                                    2001                      2000
                                                                                 ---------                  ---------
                                                                                 (thousands, except per share amounts)
       Basic earnings per share
         Net income                                                               $ 6,327                   $ 1,783
                                                                                  =======                   =======

         Average common stock outstanding (a)                                      23,560                    25,058
                                                                                  =======                   =======

         Basic earnings per share                                                 $  0.27                   $  0.07
                                                                                  =======                   =======

       Diluted earnings per share
         Net income available for common stock
           and dilutive securities                                                $ 6,327                   $ 1,783
                                                                                  =======                   =======

         Average common stock outstanding (a)                                      23,560                    25,058

         Common stock equivalents resulting from
           Stock options (b)                                                           13                       398
           Convertible preferred stock (a)                                          1,500                         -
                                                                                  -------                   -------

         Average common stock and dilutive equivalents                             25,073                    25,456
                                                                                  =======                   =======

         Diluted earnings per share                                               $  0.25                   $  0.07
                                                                                  =======                   =======

(a) On November 2, 2000, 1,500,000 shares of common stock were exchanged for 15,000 shares of Series B Preferred Stock. Regarding the diluted earnings per share calculation, the Series B Preferred Stock are considered a common stock equivalent of 1,500,000 shares.

(b) The number of stock options that were not included in the diluted earnings per share calculations because the exercise price was greater than the average market price totaled 2,111,900 and 676,100 for the first quarter of 2001 and 2000, respectively.

4.   COMPREHENSIVE INCOME

     The components of comprehensive income are listed below.

                                                        Quarters Ended
                                                  ----------------------------
                                                  March 31,          March 31,
                                                    2001               2000
                                                  ---------          ---------
                                                          (thousands)
     Net income                                    $6,327              $1,783
     Foreign currency translation adjustments        (927)                306
                                                   ------              ------
     Total comprehensive income                    $5,400              $2,089
                                                   ======              ======

5.   RESTRUCTURING AND OTHER CHARGES

     During the first quarter of 2001, the Company recorded restructuring and other charges of less than $0.1 million. The charges were comprised of: (i) restructuring charges of $0.4 million for severance relating to the termination of 34 employees; (ii) other charges of $1.4 million relating to severance for the former President and Chief Executive Officer of the Company; (iii) offset by a $1.8 million restructuring credit. The restructuring credit is

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.     RESTRUCTURING AND OTHER CHARGES (continued)

comprised of $1.5 million for a sublease and early lease termination of an idle facility and $0.3 million for the sale of another facility. Both facilities and related restructuring charges were part of prior years' restructuring plans.

     During the first quarter of 2000, restructuring and other charges of approximately $3.2 million were recorded. The provision included $2.1 million in work force reduction costs for 30 employees, including certain executives and employees impacted by the closure of certain operations as a result of a VPFSM capacity increase in North Carolina. Additionally, facility closure costs totaled $0.3 million and related equipment writedowns were $0.4 million. The first quarter 2000 provision included $0.4 million related to changes in estimates to prior year plans.

     The Company paid $2.7 million during the first quarter of 2001 for the various restructuring plans recorded as of December 31, 2000 and during the first quarter of 2001. As of March 31, 2001, the components of the net accrued restructuring and other charges balance included $5.1 million for plant closure and lease costs and $2.0 million for personnel reductions. Included in noncurrent assets was $0.3 million of estimated proceeds for facilities actively being marketed for sale. Substantially all employees impacted by the first quarter 2001 work force reduction will be terminated by the end of the second quarter of 2001. Approximately $2.8 million is expected to be spent during the remainder of 2001 for the various restructuring plans.

6.   INVENTORIES

     The components of inventory are listed below.

                                              March 31,           December 31,
                                                2001                   2000
                                              ---------           ------------
                                                      (thousands)
       Raw materials and supplies             $ 66,544              $ 66,690
       Work-in-process                          12,859                11,580
       Finished goods                           23,665                22,064
                                              --------              --------
         Total                                $103,068              $100,334
                                              ========              ========

7.   LONG-TERM DEBT

     The components of long-term debt are listed below.

                                                                                    March 31,            December 31,
                                                                                      2001                    2000
                                                                                    ---------            ------------
       Foamex L.P. Credit Facility                                                           (thousands)
         Term Loan B (a)                                                            $ 76,936               $ 77,136
         Term Loan C (a)                                                              69,942                 70,124
         Term Loan D (a)                                                             101,304                101,565
         Revolving credit facility (a) (b)                                           136,105                145,904
       Foamex Carpet Credit Facility (c)                                                   -                      -
       9 7/8% Senior subordinated notes due 2007                                     150,000                150,000
       13 1/2% Senior subordinated notes due 2005 (includes
         $7,860 and $8,308 of unamortized debt premium)                              105,860                106,308
       Industrial revenue bonds                                                        7,000                  7,000
       Subordinated note payable (net of unamortized
         debt discount of $14 and $49)                                                 2,324                  2,289
       Other                                                                           3,483                  4,198
                                                                                    --------               --------
                                                                                     652,954                664,524

       Less current portion                                                            7,728                  8,356
                                                                                    --------               --------

       Long-term debt-unrelated parties                                             $645,226               $656,168
                                                                                    ========               ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.   LONG-TERM DEBT (continued)

     The components of related party long-term debt are listed below.

                                                 March 31,        December 31,
                                                   2001                2000
                                                 ---------        ------------
                                                        (thousands)
       Note payable to Foam Funding LLC (d)       $44,753            $47,385

       Less current portion                        13,163             15,795
                                                  -------            -------

       Long-term debt - related party             $31,590            $31,590
                                                  =======            =======

(a) The interest rate on outstanding borrowings under the Foamex L.P. credit facility will increase by 25 basis points each quarter that Foamex L.P.'s leverage ratio, as defined, exceeds 5.00 to 1.00. Once the leverage ratio is reduced below this level, the cumulative amount of the 25 basis point adjustments to the interest rate on borrowings will be eliminated. At December 31, 2000, the calculated leverage ratio was 5.3 to 1.00. Consequently, the 25 basis point adjustment was applicable following the delivery of the financial statements for 2000 to the lenders, which was early in the second quarter of 2001. At March 31, 2001, the calculated leverage ratio was 5.1 to 1.00. Accordingly, by the end of the second quarter of 2001, a total of 50 basis points will be the applicable incremental interest rate margin.

(b) At March 31, 2001, the revolving credit facility commitment was $175.0 million, the weighted average interest rate was 8.71%, available borrowings totaled $17.7 million and letters of credit outstanding totaled $21.2 million. The commitment under the revolving credit facility is reduced $2.5 million each quarter during the remaining term of the agreement, which expires in June 2003. On April 2, 2001, the revolving credit facility commitment was $172.5 million with the first quarter 2001 reduction applied on April 2nd because the last day of the first quarter 2001 was a Saturday.

(c) At March 31, 2001, available borrowings under the Foamex Carpet Cushion, Inc. ("Foamex Carpet") credit facility totaled $15.0 million.

(d)  See Note 9 for disclosure of principal and interest payments.

Debt Covenants

     The indentures, credit facilities and other indebtedness agreements contain certain covenants that limit, among other things to varying degrees, the ability of the Company's subsidiaries (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interest, as defined,
(iv) to merge, consolidate or sell all or substantially all of its assets or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Also, the Company's subsidiaries are required under certain of these agreements to maintain specified financial ratios of which the most restrictive are the maintenance of net worth, interest coverage, fixed charge coverage and leverage ratios, as defined. Under the most restrictive of the distribution restrictions, the Company was available to be paid by its subsidiaries as of March 31, 2001, funds only to the extent to enable the Company to meet its tax payment liabilities.

     Foamex L.P. and Foamex Carpet, the principal subsidiaries of the Company, were in compliance with the various financial covenants of their loan agreements as of March 31, 2001.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.   LONG-TERM DEBT (continued)

     As disclosed previously in the Form 10-K for the year ended December 31, 2000, various Foamex L.P. and Foamex Carpet debt agreements contain certain quarterly financial covenants, which become more restrictive during 2001. Foamex L.P. and Foamex Carpet anticipate that they will continue to comply in 2001 with the quarterly financial covenants in the applicable debt agreements. Management's current business plans for Foamex L.P. and Foamex Carpet anticipate customer selling price increases if raw material costs increase, improved working capital management, a reduced capital expenditure program, declining interest rates, successful implementation of on-going cost savings initiatives and improved operating efficiencies. The continued achievement of the business plans is necessary for compliance with the various financial covenants for the remainder of 2001.

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

8.   SEGMENT RESULTS

     Foam Products manufactures and markets foam used by the bedding industry, the furniture industry and the retail industry. Carpet Cushion Products manufactures and distributes prime, rebond, sponge rubber and felt carpet cushion. Automotive Products supplies foam primarily for automotive interior applications. Technical Products manufactures and markets reticulated foams and other custom polyester and polyether foams for industrial, specialty and consumer and safety applications. The "other" column in the table below represents certain manufacturing operations in Mexico, corporate expenses not allocated to other business segments and restructuring and other charges. The restructuring and other charges totaled less than $0.1 million in the first quarter of 2001 and $3.2 million in the first quarter of 2000.

     Segment results are presented below.

                                                    Carpet
                                         Foam      Cushion    Automotive     Technical
                                       Products    Products      Products     Products       Other        Total
                                      ---------   ---------   -------------  ----------   ----------    ----------
                                                                   (thousands)
Quarter ended March 31, 2001
Net sales                              $126,901     $53,684      $84,511       $27,781      $9,030      $301,907
Income (loss) from operations            14,247      (1,368)       5,493         7,914      (1,034)       25,252
Depreciation and amortization             3,923       1,924        1,217           734         476         8,274

Quarter ended March 31, 2000
Net sales (a)                          $130,094     $63,303      $97,311       $27,454     $10,957      $329,119
Income (loss) from operations            12,778      (1,919)       7,166         7,504      (4,237)       21,292
Depreciation and amortization             3,928       2,175        1,203           643         767         8,716

(a) As discussed in Note 1, net sales for 2000 reflected a reclassification of certain shipping costs that were billed to customers. The reclassification impacted Carpet Cushion Products.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.   RELATED PARTY TRANSACTIONS AND BALANCES

Foam Funding LLC Debt

     During the quarter ended March 31, 2001, Foamex Carpet paid $1.1 million of interest and $2.6 million of principal on notes payable to Foam Funding LLC.

     During the quarter ended March 31, 2000, subsidiaries of the Company paid $2.0 million of interest and $36.6 million of principal on notes payable to Foam Funding LLC.

10.  COMMITMENTS AND CONTINGENCIES

Litigation - Shareholder

     On August 1, 2000, the Company announced that it had reached agreements in principle with the plaintiffs in the stockholder actions described below providing for the settlement and dismissal of such actions, subject to certain conditions, including court approval.

     The Shareholder Litigation. Beginning on March 17, 1998, six actions, which were subsequently consolidated under the caption In re Foamex International Inc. Shareholders Litigation, were filed in the Court of Chancery of the State of Delaware, and on August 13, 1999, another action, Watchung Road Associates, L.P., et al. v. Foamex International Inc., et al. (the "Watchung Action"), was filed in the same court. The two actions were consolidated on May 3, 2000, into a single action under the caption In re Foamex International Inc. Shareholders Litigation (the "Delaware Action"). The Delaware Action, a purported derivative and class action on behalf of the Company and its stockholders, originally named as defendants the Company, certain of its current and former directors and officers, Trace International Holdings, Inc. ("Trace") and a Trace affiliate. The complaint in the Delaware Action alleges, among other things, that certain of the defendants breached their fiduciary duties to the Company in connection with an attempt by Trace to acquire the Company's publicly traded common stock as well as with a potential acquisition transaction with a group led by Sorgenti Chemical Industries LLC, and that certain of the defendants breached their fiduciary duties by causing the Company to waste assets in connection with a variety of transactions entered into with Trace and its affiliates. The Delaware Action seeks various remedies, including injunctive relief, money damages and the appointment of a receiver for the Company.

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.  COMMITMENTS AND CONTINGENCIES (continued)

     Under the terms of the agreement in principle to settle the Delaware Action, the Company agreed that a special nominating committee of the Board of Directors, consisting of Robert J. Hay as chairman, Stuart J. Hershon, John G. Johnson, Jr., and John V. Tunney, would nominate two additional independent directors to serve on the Board. The terms of the agreement also established the criteria for the independence of the directors and required that certain transactions with affiliates be approved by a majority of the disinterested members of the Board. On September 28, 2000, the Company announced that Raymond
E. Mabus, Jr. was elected to the Company's Board of Directors. On December 21, 2000, the Company announced that Virginia A. Kamsky was elected to the Company's Board of Directors. On April 24, 2001, the Company announced that Steven B. Sharpe was elected to the Board of Directors. The addition of Mr. Mabus, Ms. Kamsky and Mr. Sharpe added three independent directors and brought the total number of directors to nine. The parties are negotiating the terms of the settlement agreement and related documentation. On January 9, 2001, the Court ordered the Watchung Action dismissed with prejudice only as to the named plaintiffs Watchung Road Associates, L.P. and Pyramid Trading Limited Partnership. The dismissal did not have any effect on the claims asserted in the consolidated action.

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

Litigation - Breast Implants

     As of May 14, 2001, the Company and Trace were two of multiple defendants in actions filed on behalf of approximately 2,319 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. In addition, three cases have been filed alleging claims on behalf of approximately 39 residents of Australia, New Zealand, England, and Ireland. The Company believes that the number of suits and claimants may increase. During 1995, the Company and Trace were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final.

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.  COMMITMENTS AND CONTINGENCIES (continued)

Litigation - Other

     The Company is party to various other lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on the financial position or results of operations of the Company. If management's assessment of the Company's liability with respect to these actions is incorrect, such actions could have a material adverse effect on the Company's consolidated financial position, result of operations and cash flows.

Environmental and Health and Safety

     The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of March 31, 2001, the Company had accruals of approximately $4.0 million for environmental matters. During 1998, the Company established an allowance of $1.2 million relating to receivables from Trace for environmental indemnifications due to the financial difficulties of Trace.

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

     The Company has either upgraded or closed all underground storage tanks at its facilities in accordance with applicable regulations. Petroleum contamination was found at one of the sites and the Company has accrued approximately $0.4 million for the estimated remediation costs. Soil sampling continues to determine the full extent of contamination.

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.  COMMITMENTS AND CONTINGENCIES (continued)

     During  2001,   a  joint   resolution   by  the  United   States  House  of
Representatives and Senate was approved that repealed the Ergonomics Standard. The repeal was submitted and signed by the President of the United States.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Accounting Changes

     Revenue Presentation

     During July 2000, the Emerging Issues Task Force (the "EITF") of the Financial Accounting Standards Board reached a consensus on an issue concerning the components of revenue. EITF No. 00-10 "Accounting for Shipping and Handling Revenues and Costs" essentially required that shipping and handling costs that are billed to a customer be included in revenue. The Company determined that a portion of shipping costs billed to customers required a reclassification from cost of sales to revenue. Accordingly, net sales previously reported on the Form 10-Q for the first quarter of 2000, increased $3.3 million with a corresponding increase in cost of sales. On a segment basis, the Carpet Cushion Products was the only business segment impacted and net sales for all periods presented reflect the reclassification required.

     Accounting for Derivatives and Hedging Activities

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") requires the fair value of derivatives be recognized in the consolidated balance sheets. Changes in the fair value of derivatives are recognized in earnings or in other comprehensive loss, essentially depending on the structure and the purpose of the derivatives. During 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amended SFAS No. 133 on a limited number of issues, was issued. The statements were effective for the Company in the first quarter of 2001.

     These statements create a foundation that will address accounting and reporting issues for a wide range of financial instruments defined as derivatives and related hedging activities. As of December 31, 2000, the Company did not have any derivatives, as defined in the statements. Accordingly, the initial adoption of the statements did not have a significant impact on the results of operations or financial position of the Company. The adoption of the statements did require a reclassification in the consolidated balance sheets, effective as of January 1, 2001. Specifically, $6.1 million recognized at year-end 2000 as liabilities has been reclassified to accumulated other comprehensive loss under stockholders' deficit. The amount reclassified is the result of certain interest rate swaps that were terminated in prior years. The amount reclassified will continue to be amortized, with $0.9 million of amortization anticipated in 2001.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2001 COMPARED TO THE QUARTER ENDED MARCH 31, 2000

                                                    Carpet
                                         Foam      Cushion    Automotive     Technical
                                       Products    Products      Products     Products       Other        Total
                                      ---------   ---------   -------------  ----------   ----------    ----------
                                                                   (thousands)
Quarter ended March 31, 2001
Net sales                              $126,901     $53,684      $84,511       $27,781      $9,030      $301,907
Income (loss) from operations            14,247      (1,368)       5,493         7,914      (1,034)       25,252
Depreciation and amortization             3,923       1,924        1,217           734         476         8,274
Income (loss) from operations
   as a percentage of net sales          11.2%       (2.5%)         6.5%         28.5%    n.m.*             8.4%

Quarter ended March 31, 2000
Net sales (a)                          $130,094     $63,303      $97,311       $27,454     $10,957      $329,119
Income (loss) from operations            12,778      (1,919)       7,166         7,504      (4,237)       21,292
Depreciation and amortization             3,928       2,175        1,203           643         767         8,716
Income (loss) from operations
   as a percentage of net sales           9.8%       (3.0%)         7.4%         27.3%    n.m.*             6.5%

(a) As discussed above, net sales for 2000 reflected a reclassification of certain shipping costs that were billed to customers. The reclassification impacted Carpet Cushion Products.

* not meaningful

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Income from Operations

     Net sales for the first quarter of 2001 decreased 8.3% to $301.9 million from $329.1 million in the first quarter of 2000. As discussed on a segment basis below, lower sales were recorded in all segments, except for Technical Products.

     Income from operations for the first quarter of 2001 was $25.3 million, which represented an 18.6% increase from the $21.3 million recorded during the comparable 2000 period. Results included restructuring and other charges of less than $0.1 million in 2001 and $3.2 million in 2000. Restructuring and other charges recorded during 2001 are discussed under "Other" below. Excluding the restructuring and other charges for comparison purposes, income from operations was $25.3 million in the first quarter of 2001 compared to $24.5 million in the 2000 first quarter. On this basis, income from operations was 8.4% of net sales in 2001 compared to 7.4% of net sales in 2000.

     The unfavorable impact of the sales decline was offset by the favorable impact of cost reduction programs, a higher-value shipment mix, higher selling prices in certain product lines which partially offset raw material cost increases incurred in 2000 and lower selling, general and administrative expenses. The gross profit margin was 14.0% in the first quarter of 2001 compared to 13.0% in same quarter of 2000. Certain favorable raw material cost reductions had the effect of improving the gross profit margin percentage in the first quarter of 2001 by approximately 2 percentage points. There can be no assurance that these cost reductions will continue at the same level for the balance of 2001.

     Selling, general and administrative expenses were down 8.1% in the first quarter of 2001 compared to the first quarter of 2000. Contributing to the decrease were lower incentive compensation expenses and a reduction in expense for uncollectible accounts receivable. Expenses in 2000 also included certain non-recurring professional fees.

     Foam Products

     Foam Products net sales for the first quarter of 2001 decreased 2.5% to $126.9 million from $130.1 million in the first quarter of 2000. The decrease was primarily attributable to a sales decline in the consumer products market. Despite the sales decline, income from operations increased 11.5%, from $12.8 million in the first quarter of 2000 to $14.2 million in the first quarter of 2001. The improvement primarily reflected the benefits of cost reduction programs, increased selling prices and a higher-value shipment mix. Income from operations was 11.2% of net sales in 2001, up from 9.8% in 2000. As previously reported in the Form 10-K for the year ended December 31, 2000, the Company was exploring a marketing alliance for consumer products. During 2001, the Company terminated the exploratory discussions.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the first quarter of 2001 decreased 15.2% to $53.7 million from $63.3 million in the first quarter of 2000. The sales decline continued to reflect competitive pressures that resulted in lower sales volumes across all product lines. Lower selling prices in certain product lines and a lower value shipment mix also contributed to the sales decline. Lower sales translated to a loss from operations of $1.4 million in the first quarter of 2001 compared to a loss from operations of $1.9 million in 2000. The loss from operations represented 2.5% of net sales in 2001 and 3.0% in 2000.

     Automotive Products

     Automotive Products net sales for the first quarter of 2001 decreased 13.2% to $84.5 million from $97.3 million in the first quarter of 2000. The decline reflected lower automotive builds during the first quarter of 2001 compared to 2000 and the termination of certain lamination programs that were not fully replaced. Income from operations of $5.5 million in the first quarter of 2001 was down 23.3% compared to $7.2 million in the comparable 2000 period. The combination of lower sales and higher raw material costs resulted in the decrease. Income from operations represented 6.5% of net sales in 2001 and 7.4% in 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Technical Products

     Net sales for Technical Products in the first quarter of 2001 were up 1.2% to $27.8 million from $27.5 million in the first quarter of 2000. Income from operations increased 5.5% to $7.9 million in the first quarter of 2001, up from $7.5 million in the first quarter of 2000. Income from operations represented 28.5% of net sales in 2001 compared to 27.3% in 2000.

     Other

     Other primarily consists of certain manufacturing operations in Mexico, corporate expenses not allocated to business segments and restructuring and other charges. The decrease in net sales associated with this segment primarily resulted from lower net sales from the Company's Mexico City operation. The loss from operations was $1.0 million in the first quarter of 2001 and included a provision of less than $0.1 million for restructuring and other charges, discussed below. The $4.2 million loss from operations in the first quarter of 2000 included restructuring and other charges totaling $3.2 million.

     During the first quarter of 2001, the Company recorded restructuring and other charges of less than $0.1 million. The charges were comprised of: (i) restructuring charges of $0.4 million for severance relating to the termination of 34 employees; (ii) other charges of $1.4 million relating to severance for the former President and Chief Executive Officer of the Company; (iii) offset by a $1.8 million restructuring credit. The restructuring credit is comprised of $1.5 million for a sublease and early lease termination of an idle facility and $0.3 million for the sale of another facility. Both facilities and related restructuring charges were part of prior years' restructuring plans.

     During the first quarter of 2000, restructuring and other charges of approximately $3.2 million were recorded. The provision included $2.1 million in work force reduction costs for 30 employees, including certain executives and employees impacted by the closure of certain operations related to increase the VPFSM capacity in North Carolina. Additionally, facility closure costs totaled $0.3 million and related equipment writedowns were $0.4 million. The first quarter 2000 provision included $0.4 million related to changes in estimates to prior year plans.

     The Company paid $2.7 million during the first quarter of 2001 for the various restructuring plans recorded as of December 31, 2000 and during the first quarter of 2001. As of March 31, 2001, the components of the net accrued restructuring and other charges balance included $5.1 million for plant closure and lease costs and $2.0 million for personnel reductions. Included in noncurrent assets was $0.3 million of estimated proceeds for facilities actively being marketed for sale. Substantially all employees impacted by the first quarter 2001 work force reduction will be terminated by the end of the second quarter of 2001. Approximately $2.8 million is expected to be spent during the remainder of 2001 for the various restructuring plans.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense totaled $17.7 million in the first quarter of 2001, which represented a 5.0% decrease from the 2000 first quarter expense of $18.6 million. The decrease primarily reflected lower average debt levels. As discussed in Note 7 to the condensed consolidated financial statements, a provision of the Foamex L.P. credit facility requires an incremental interest rate margin based on the debt leverage ratio, as defined. By the end of the second quarter of 2001, a total of 50 basis points will be the applicable incremental interest rate margin.

     Income from Equity Interest in Joint Venture

     Income from an equity interest in an Asian joint venture totaled $0.2 million for the first quarter of 2001 compared to $0.3 million in the first quarter of 2000.

     Other Expense, Net

     Other net expense recorded for the first quarter of 2001 totaled $0.2 million and primarily reflected letter of credit fees. During the first quarter of 2000, other net expense recorded totaled $0.9 million and primarily included costs incurred related to a proposed buyout transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Income Tax Expense

     The effective tax rates in 2001 and 2000 reflected the partial reversal of the deferred income tax asset valuation allowance recognized in 1998. The valuation allowance was reduced to reflect the utilization of Federal loss carryforwards that reduced the current tax component of the Federal tax provision. Additionally, the valuation allowance was reduced to offset the net deferred Federal tax liability generated in 2001 and 2000. Compared to 2000, the effective tax rate was higher in 2001 primarily due to a greater percentage of income from foreign sources and a higher effective tax rate on foreign source income.

     Net Income

     Net income for the first quarter of 2001 was $6.3 million compared to $1.8 million recorded in the first quarter of 2000.

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

     Cash and cash equivalents totaled $3.7 million at the end of the first quarter of 2001 compared to $4.9 million at the end of 2000. Working capital at the end of the first quarter of 2001 was $100.1 million and the current ratio was 1.5 to 1 compared to working capital at the end of 2000 of $103.3 million and a current ratio of 1.5 to 1. The decline in working capital primarily reflected an increase of $32.9 million in accounts payable, partially offset by a $19.7 million increase in accounts receivable and a $9.3 million decrease in accrued customer rebates.

     Total debt at the end of the first quarter of 2001 was $697.7 million, down $14.2 million from year-end 2000. As of March 31, 2001, there were $136.1 million of revolving credit borrowings, at a weighted average interest rate of 8.71%, under the Foamex L.P. credit facility with $17.7 million available for additional borrowings and $21.2 million of letters of credit outstanding. There were no borrowings by Foamex Canada Inc. ("Foamex Canada") as of March 31, 2001 under Foamex Canada's revolving credit agreement with unused availability of approximately $5.1 million. Foamex Carpet did not have any outstanding borrowings under the Foamex Carpet credit facility at March 31, 2001, with unused availability of $15.0 million.

     As of March 31, 2001 the Company's subsidiaries were in compliance with the financial covenants of their loan agreements.

     As disclosed previously in the Form 10-K for the year ended December 31, 2000, various Foamex L.P. and Foamex Carpet debt agreements contain certain quarterly financial covenants, which become more restrictive during 2001. Foamex L.P. and Foamex Carpet anticipate that they will continue to comply in 2001 with the quarterly financial covenants in the applicable debt agreements. Management's current business plans for Foamex L.P. and Foamex Carpet anticipate customer selling price increases in response to higher raw material costs, improved

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

working capital management, a reduced capital expenditure program, declining interest rates, successful implementation of on-going cost savings initiatives and improved operating efficiencies. The continued achievement of the business plans is necessary for compliance with the various financial covenants for the remainder of 2001.

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

     Cash Flow from Operating Activities

     Cash provided by operating activities in the first quarter of 2001 was $11.9 million compared to $5.9 million for the first quarter of 2000. The cash flow increase was primarily due to improved results and a net decrease in working capital, as discussed above.

     Cash Flow from Investing Activities

     Cash used for investing activities totaled $5.5 million for the first quarter of 2001. Cash requirements included capital expenditures of $5.4 million and other investing activities of $0.4 million, partially offset by $0.3 million of proceeds from the sale of assets. In the first quarter of 2000, cash flow provided by investing activities totaled $5.1 million, which was attributable to capital expenditures. The Company expects capital expenditures for 2001 to be less than $20.0 million, which includes the completion of a fourth VPFSM facility.

     Cash Flow from Financing Activities

     Cash used for financing activities was $7.5 million for the first quarter of 2001 compared to cash used of $2.2 million in the first quarter of 2000. Cash requirements for the first quarter of 2001 primarily reflected debt repayments, partially offset by an increase in cash overdrafts. During the first quarter of 2000, the $34.0 million Foamex/GFI Note was repaid with borrowings under the Foamex L.P. revolving credit facility.

     Environmental Matters

     The Company is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with the Company's compliance with such laws and regulations did not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by the Company in connection with environmental matters as of March 31, 2001 was $4.0 million. Although it is possible that new information or future developments could require the Company to reassess its potential exposure to all pending environmental matters, including those described in Note 10 to the Company's condensed consolidated financial statements, the Company believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position.

     Market Risk

     The Company's debt securities with variable interest rates are subject to market risk for changes in interest rates. On March 31, 2001, indebtedness with variable interest rates totaled $439.3 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $4.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Forward-Looking Statements

     This report contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See the "Market Risk" section under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II - Other Information.

Item 1.   Legal Proceedings.

          Reference is made to the description of the legal proceedings contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

          The information from Note 10 of the condensed consolidated financial statements incorporated herein by reference.

Item 5.   Other Information.

          On May 9, 2001, the Company announced the resignation of Lee C. Stewart, Executive Vice President and Chief Financial Officer of the Company. Carl E. Kraus, who had been Interim Chief Financial Officer, prior to Mr. Stewart's appointment, and who remained with the Company, will continue in that capacity until the Company appoints a permanent chief financial officer.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

4.10.17 Amendment  No. 5 to Foamex  Carpet  Cushion  Agreement,  dated March 30,
        2001.

4.12.6 Amendment to Promissory Note of Foamex Carpet in favor of Foam Funding Funding LLC, dated as of March 30, 2001.

10.11.4 Termination and Release Agreement dated as of January 30, 2001 by and between the Company and John G. Johnson.

     (b) The Company filed the following Current Reports on Form 8-K for the quarter ended March 31, 2001:

          No reports on Form 8-K were filed for the quarter ended March 31, 2001.

          Subsequent to the end of the first quarter of 2001, a report dated May 3, 2001,was filed for Item 5. Other Events, concerning a press release announcing it financial results for the quarter ended March 31, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FOAMEX INTERNATIONAL INC.


Date:  May 21, 2001                        By:  /s/ Robert S. Graham, Jr.
                                                -------------------------
                                                Robert S. Graham, Jr.
                                                Senior Vice President, Corporate
                                                Controller and Chief Accounting
                                                Officer