Form 10-Q
period 2001-06-30
FOAMEX INTERNATIONAL INC
filed 2001-08-15
CIK 912908

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

The number of shares of the registrant's common stock outstanding as of August 8, 2001 was 23,592,844.

                            FOAMEX INTERNATIONAL INC.

                                      INDEX

                                                                                                               Page

Part I.  Financial Information

         Item 1.  Financial Statements.
              Condensed Consolidated Statements of Operations (unaudited) - Quarterly and
                Year to Date Periods Ended June 30, 2001 and June 30, 2000                                       3

              Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2001
                and December 31, 2000                                                                            4

              Condensed Consolidated Statements of Cash Flows (unaudited) -
                Year to Date Periods Ended June 30, 2001 and June 30, 2000                                       5

              Notes to Condensed Consolidated Financial Statements (unaudited)                                   6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.                                                                                16

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                   23

Part II. Other Information

         Item 1.  Legal Proceedings.                                                                            24

         Item 2.  Changes in Securities.                                                                        24

         Item 4.  Submission of Matters to a Vote of Security Holders.                                          24

         Item 5.  Other Information.                                                                            25

         Item 6.  Exhibits and Reports on Form 8-K.                                                             25

Signatures                                                                                                      26

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

The Company's independent auditor was not engaged to and did not review the condensed consolidated financial statements included herein, as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. See Part II Item 5 "Other Information" concerning changes in independent accountants.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                           Quarterly Periods Ended       Year to Date Periods Ended
                                                            June 30,        June 30,      June 30,         June 30,
                                                              2001            2000          2001             2000
                                                           ----------      ---------     ----------       ----------
                                                                     (thousands, except per share data)
NET SALES                                                   $314,261        $322,721      $616,168         $651,840

COST OF GOODS SOLD                                           264,808         274,948       524,511          561,131
                                                            --------        --------      --------         --------
GROSS PROFIT                                                  49,453          47,773        91,657           90,709

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                    21,055          18,634        37,978           37,056

RESTRUCTURING AND OTHER CHARGES (CREDITS)                        (77)              -           (48)           3,222
                                                            --------        --------      --------         --------
INCOME FROM OPERATIONS                                        28,475          29,139        53,727           50,431

INTEREST AND DEBT ISSUANCE EXPENSE                            16,249          18,771        33,943           37,400

INCOME FROM EQUITY INTEREST IN JOINT VENTURE                     324             440           524              732

OTHER EXPENSE, NET                                              (390)           (874)         (552)          (1,805)
                                                            --------        --------      --------         --------
INCOME BEFORE PROVISION FOR INCOME TAXES                      12,160           9,934        19,756           11,958

PROVISION FOR INCOME TAXES                                     1,912           1,948         3,181            2,189
                                                            --------        --------      --------         --------
NET INCOME                                                  $ 10,248        $  7,986      $ 16,575         $  9,769
                                                            ========        ========      ========         ========
EARNINGS PER SHARE
   BASIC                                                    $   0.43        $   0.32      $   0.70         $   0.39
                                                            ========        ========      ========         ========
   DILUTED                                                  $   0.41        $   0.32      $   0.66         $   0.39
                                                            ========        ========      ========         ========

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC                     23,569          25,060        23,565           25,059
                                                            ========        ========      ========         ========

WEIGHTED AVERAGE NUMBER OF SHARES
   AND EQUIVALENTS - DILUTED                                  25,265          25,092        25,170           25,274
                                                            ========        ========      ========         ========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS                                                                       June 30, 2001     December 31, 2000
                                                                             -------------     -----------------
CURRENT ASSETS                                                                   (thousands, except share data)
   Cash and cash equivalents                                                     $  2,192            $  4,890
   Accounts receivable, net of allowances of $12,784 in 2001
         and $9,926 in 2000                                                       194,194             170,590
   Inventories                                                                     85,370             100,334
   Other current assets                                                            26,866              22,788
                                                                                 --------            --------
       Total current assets                                                       308,622             298,602
                                                                                 --------            --------

Property, plant and equipment                                                     410,067             397,291
Less accumulated depreciation                                                    (197,249)           (184,760)
                                                                                 --------            --------
   NET PROPERTY, PLANT AND EQUIPMENT                                              212,818             212,531

COST IN EXCESS OF ASSETS ACQUIRED, net of accumulated
   amortization of $32,031 in 2001 and $29,076 in 2000                            206,170             209,125

DEBT ISSUANCE COSTS, net of accumulated
   amortization of $12,569 in 2001 and $10,675 in 2000                             13,188              15,082

OTHER ASSETS                                                                       21,930              20,140
                                                                                 --------            --------
TOTAL ASSETS                                                                     $762,728            $755,480
                                                                                 ========            ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Short-term borrowing                                                          $     66            $      -
   Current portion of long-term debt                                                5,386               8,356
   Current portion of long-term debt - related party                               14,040              15,795
   Accounts payable                                                               106,427              86,838
   Accrued employee compensation and benefits                                      23,251              21,853
   Accrued interest                                                                 8,598               9,198
   Accrued customers rebates                                                       18,014              23,839
   Cash overdrafts                                                                 11,895               6,885
   Other accrued liabilities                                                       19,984              22,588
                                                                                 --------            --------
       Total current liabilities                                                  207,661             195,352

LONG-TERM DEBT                                                                    638,614             656,168
LONG-TERM DEBT - RELATED PARTY                                                     28,080              31,590
OTHER LIABILITIES                                                                  30,559              37,039
                                                                                 --------            --------
       Total liabilities                                                          904,914             920,149

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred Stock, par value $1.00 per share:
     Authorized 5,000,000 shares
     Issued 15,000 shares - Series B                                                   15                  15
   Common Stock, par value $.01 per share:
     Authorized 50,000,000 shares
     Issued 27,071,444 and 27,048,994 shares, respectively;
     Outstanding 23,582,444 and 23,559,994 shares, respectively                       270                 270
   Additional paid-in capital                                                      96,459              96,275
   Accumulated deficit                                                           (184,357)           (200,932)
   Accumulated other comprehensive loss                                           (17,572)            (23,296)
   Common stock held in treasury, at cost:
     3,489,000 shares                                                             (27,780)            (27,780)
   Shareholder note receivable                                                     (9,221)             (9,221)
                                                                                 --------            --------
       Total stockholders' deficit                                               (142,186)           (164,669)
                                                                                 --------            --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                      $762,728            $755,480
                                                                                 ========            ========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                  Year to Date Periods
                                                                              June 30,            June 30,
                                                                                2001                2000
                                                                              --------            ---------
                                                                                       (thousands)
OPERATING ACTIVITIES
   Net income                                                                  $16,575             $ 9,769
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization                                              16,574              17,271
     Amortization of debt issuance costs, debt discount,
       debt premium and deferred swap adjustment and gain                          578                 615
     Asset writedowns and other charges                                              -                 626
     (Gain) loss on sale of assets                                                (178)                604
     Other operating activities                                                  3,337               2,603
     Changes in operating assets and liabilities, net                           (7,606)            (12,434)
                                                                               -------             -------
         Net cash provided by operating activities                              29,280              19,054
                                                                               -------             -------

INVESTING ACTIVITIES
   Capital expenditures                                                        (12,135)            (10,596)
   Proceeds from sale of assets                                                    552               3,571
   Other investing activities                                                     (511)               (445)
                                                                               -------             -------
         Net cash used for investing activities                                (12,094)             (7,470)
                                                                               -------             -------

FINANCING ACTIVITIES
   Net proceeds from short-term borrowings                                          66                 867
   Proceeds from (repayments of) revolving loans                               (14,653)             40,160
   Repayments of long-term debt                                                 (5,042)            (18,493)
   Repayments of long-term debt - related party                                 (5,265)            (39,265)
   Increase in cash overdrafts                                                   5,010                 777
   Other financing activities                                                        -                  24
                                                                               -------             -------
         Net cash used for financing activities                                (19,884)            (15,930)
                                                                               -------             -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (2,698)             (4,346)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                        4,890               6,577
                                                                               -------             -------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                            $ 2,192             $ 2,231
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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation

     The condensed consolidated financial statements are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Foamex International Inc.'s (the "Company") consolidated financial position and results of operations. These interim financial statements should be read in conjunction with the financial statements and related notes included in the 2000 Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of trends or of results for a full year. The Company's independent auditor was not engaged to and did not review the condensed consolidated financial statements included herein, as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. See Part II Item 5 "Other Information" concerning changes in independent accountants.

Accounting Changes

     Revenue Presentation

     During July 2000, the Emerging Issues Task Force (the "EITF") of the Financial Accounting Standards Board reached a consensus on an issue concerning the components of revenue. EITF No. 00-10 "Accounting for Shipping and Handling Fees and Costs" requires that shipping and handling costs that are billed to a customer be included in revenue. The Company determined that a portion of shipping costs billed to customers required a reclassification from cost of sales to revenue. Accordingly, net sales previously reported on the Form 10-Q for the second quarter and first half of 2000, increased $3.6 million and $6.9 million, respectively. A corresponding increase in cost of sales is also reflected. On a segment basis, Carpet Cushion Products was the only business segment impacted and net sales for all periods presented reflect the reclassification required.

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

3.   EARNINGS PER SHARE

     The following table shows the amounts used in computing earnings per share.

                                                       Quarterly Periods Ended       Year to Date Periods Ended
                                                       June 30,          June 30,    June 30,           June 30,
                                                         2001              2000        2001               2000
                                                       --------          --------    --------           --------
                                                                 (thousands, except per share amounts)
       Basic earnings per share
         Net income                                     $10,248           $ 7,986      $16,575          $ 9,769
                                                        =======           =======      =======          =======

         Average common stock outstanding                23,569            25,060       23,565           25,059
                                                        =======           =======      =======          =======

         Basic earnings per share                       $  0.43           $ 0.32       $  0.70          $  0.39
                                                        =======           =======      =======          =======
       Diluted earnings per share
         Net income available for common stock
           and dilutive securities                      $10,248           $ 7,986      $16,575          $ 9,769
                                                        =======           =======      =======          =======

         Average common stock outstanding (a)            23,569            25,060       23,565           25,059

         Common stock equivalents resulting from
           Stock options (b)                                196                32          105              215
           Convertible preferred stock (a)                1,500                 -        1,500                -
                                                        -------           -------      -------          --------
         Average common stock and dilutive
           equivalents                                   25,265            25,092       25,170           25,274
                                                        =======           =======      =======          =======

         Diluted earnings per share                     $  0.41           $  0.32      $  0.66          $  0.39
                                                        =======           =======      =======          =======

(a) On November 2, 2000, 1,500,000 shares of common stock were exchanged for 15,000 shares of Series B Preferred Stock. Regarding the diluted earnings per share calculation, the Series B Preferred Stock are considered a common stock equivalent of 1,500,000 shares.

(b) The number of stock options that were not included in the diluted earnings per share calculations because the exercise price was greater than the average market price totaled 1,701,700 and 1,897,100 for the second quarter of 2001 and 2000, respectively. The number of stock options not included in the diluted earnings per share calculations for the year to date period 2001 was 2,057,000 and 1,286,600 for the 2000 year to date period.

4.   COMPREHENSIVE INCOME

     The components of comprehensive income are listed below.

                                                         Quarterly Periods Ended     Year to Date Periods Ended
                                                       June 30,          June 30,    June 30,           June 30,
                                                         2001              2000        2001               2000
                                                       --------          -------     --------           --------
                                                                              (thousands)
       Net income                                        $10,248           $7,986      $16,575           $9,769
       Foreign currency translation adjustments            1,040             (471)         113             (165)
                                                         -------           ------      -------           ------
       Total comprehensive income                        $11,288           $7,515      $16,688           $9,604
                                                         =======           ======      =======           ======

5.   RESTRUCTURING AND OTHER CHARGES (CREDITS)

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

     During the second quarter of 2001, the Company recorded restructuring and other charges (credits) of less than $(0.1) million. The net credit was comprised of restructuring charges of $0.2 million for severance relating to the termination of eight employees and a credit of $0.3 million for changes in estimates for previously recognized restructuring plans.

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

     The Company paid $4.4 million during the first half of 2001 for the various restructuring plans recorded as of December 31, 2000 and during the first and second quarters of 2001. As of June 30, 2001, the components of the net accrued restructuring and other charges balance included $3.9 million for plant closure and lease costs and $1.5 million for personnel reductions. All employees impacted by the first and second quarter 2001 work force reductions were terminated by the end of the second quarter of 2001. Approximately $1.4 million is expected to be spent during the remainder of 2001 for the various restructuring plans.

6.   INVENTORIES

     The components of inventory are listed below.

                                             June 30,           December 31,
                                               2001                 2000
                                             --------           ------------
                                                     (thousands)
     Raw materials and supplies              $50,687              $ 66,690
     Work-in-process                          12,286                11,580
     Finished goods                           22,397                22,064
                                             -------              --------
       Total                                 $85,370              $100,334
                                             =======              ========

7.   LONG-TERM DEBT

     The components of long-term debt are listed below.

                                                                          June 30,             December 31,
                                                                            2001                    2000
                -                                                         --------             ------------
       Foamex L.P. Credit Facility                                                  (thousands)
         Term Loan B (a)                                                  $ 76,737               $ 77,136
         Term Loan C (a)                                                    69,761                 70,124
         Term Loan D (a)                                                   101,043                101,565
         Revolving credit facility (a) (b)                                 131,203                145,904
       Foamex Carpet Credit Facility (c)                                         -                      -
       9 7/8% Senior subordinated notes due 2007                           150,000                150,000
       13 1/2% Senior subordinated notes due 2005 (includes
         $7,411 and $8,308 of unamortized debt premium)                    105,411                106,308



7.   LONG-TERM DEBT (continued)

                                                                         June 30,             December 31,
                                                                            2001                    2000
                                                                         --------             ------------
                                                                                   (thousands)
       Industrial revenue bonds                                              7,000                  7,000
       Subordinated note payable (net of unamortized
         debt discount of $49 in 2000)                                           -                  2,289
       Other                                                                 2,845                  4,198
                                                                          --------               --------
                                                                           644,000                664,524

       Less current portion                                                  5,386                  8,356
                                                                          --------               --------

       Long-term debt-unrelated parties                                   $638,614               $656,168
                                                                          ========               ========

     The components of related party long-term debt are listed below.

                                                                          June 30,             December 31,
                                                                            2001                    2000
                                                                          --------             ------------
                                                                                  (thousands)
       Note payable to Foam Funding LLC (d)                               $ 42,120               $ 47,385

       Less current portion                                                 14,040                 15,795
                                                                          --------               --------
       Long-term debt - related party                                     $ 28,080               $ 31,590
                                                                          ========               ========

(a) The interest rate on outstanding borrowings under the Foamex L.P. credit facility will increase by 25 basis points each quarter that Foamex L.P.'s leverage ratio, as defined, exceeds 5.00 to 1.00. Once the leverage ratio is reduced below this level, the cumulative amount of the 25 basis point adjustments to the interest rate on borrowings will be eliminated. At December 31, 2000, the calculated leverage ratio was 5.3 to 1.00. Consequently, the 25 basis point adjustment was applicable following the delivery of the financial statements for 2000 to the lenders, which was early in the second quarter of 2001. At March 31, 2001, the calculated leverage ratio was 5.1 to 1.00 and an additional 25 basis point adjustment became effective in the second quarter of 2001. At June 30, 2001, the calculated leverage ratio was 5.1 to 1.00. Accordingly, an additional 25 basis point adjustment will become effective during the third quarter of 2001, resulting in a 75 basis points cumulative adjustment to the applicable interest rate margin.

(b) At June 30, 2001, the revolving credit facility commitment was $172.5 million, the weighted average interest rate was 7.98%, available borrowings totaled $20.1 million and letters of credit outstanding totaled $21.2 million. The commitment under the revolving credit facility is reduced $2.5 million each quarter during the remaining term of the agreement, which expires in June 2003. On July 2, 2001, the revolving credit facility commitment was $170.0 million with the second quarter 2001 reduction applied on July 2nd because the last day of the second quarter 2001 was a Saturday.

(c) At June 30, 2001, available borrowings under the Foamex Carpet Cushion, Inc. ("Foamex Carpet") credit facility totaled $15.0 million.

(d)  See Note 10 for disclosure of principal and interest payments.

Debt Covenants

     The indentures, credit facilities and other indebtedness agreements contain certain covenants that limit, among other things to varying degrees, the ability of the Company's subsidiaries (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interest, as defined,
(iv) to merge, consolidate or sell all or substantially all of its assets or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Also, the Company's subsidiaries are required under certain of these agreements to maintain specified financial ratios of which the most restrictive are the maintenance of net worth, interest coverage, fixed charge coverage and leverage ratios, as defined. Under the most restrictive of the distribution restrictions, the Company was available to be paid by its subsidiaries as of June 30, 2001, funds only to the extent to enable the Company to meet its tax payment liabilities.

     Foamex L.P. and Foamex Carpet, the principal subsidiaries of the Company, were in compliance with the various financial covenants of their loan agreements as of June 30, 2001.

     As disclosed previously in the Form 10-K for the year ended December 31, 2000, various Foamex L.P. debt agreements contain certain quarterly financial covenants, which become more restrictive during 2001. Foamex L.P. anticipates that it will continue to comply in 2001 with the quarterly financial covenants in the applicable debt agreements. Management's current business plans for Foamex L.P. anticipate customer selling price management in response to raw material cost changes, improved working capital management, comparable capital expenditures to the prior year, declining interest rates, successful implementation of on-going cost savings initiatives and improved operating efficiencies. The continued achievement of the business plans is necessary for compliance with the various financial covenants for the remainder of 2001.

     As disclosed previously in the Form 10-K for the year ended December 31, 2000, various Foamex Carpet debt agreements contain certain quarterly financial covenants, which become more restrictive during 2001. Foamex Carpet anticipates that it will continue to comply in 2001 with the quarterly financial covenants in the applicable debt agreements. Management's current business plans for Foamex Carpet anticipate customer selling price increases, improved working capital management, comparable capital expenditures to the prior year, declining interest rates, successful implementation of on-going cost savings initiatives and improved operating efficiencies. The continued achievement of the business plans is necessary for compliance with the various financial covenants for the remainder of 2001.

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

8.   RETIREE BENEFITS

     Effective May 15, 2001, a non-qualified supplemental executive retirement plan (the "SERP") for certain executives was established. The SERP is a non-qualified plan and provides retirement benefits that supplement the benefits provided under the qualified pension plan. SERP pension expense for the period May 15, 2001 to December 31, 2001 is $0.2 million. The projected benefit obligation and unamortized prior service cost at May 15, 2001 were $0.9 million each, measured using a 6.75% discount rate.

9.   SEGMENT RESULTS

     Foam Products manufactures and markets foam used by the bedding industry, the furniture industry and the retail industry. Carpet Cushion Products manufactures and distributes prime, rebond, sponge rubber and felt carpet cushion. Automotive Products supplies foam primarily for automotive interior applications. Technical Products manufactures and markets reticulated foams and other custom polyester and polyether foams for industrial, specialty and consumer and safety applications. The "Other" column in the table below represents certain manufacturing operations in Mexico, corporate expenses not allocated to other business segments and restructuring and other charges (credits). The restructuring and other charges (credits) totaled less than $(0.1) million in the second quarter of 2001 and less than $(0.1) million for the 2001 year to date period. No restructuring and other charges were recorded in the second quarter of 2000 and $3.2 million was recorded for the 2000 year to date period.

     Segment results are presented below.

                                                    Carpet
                                          Foam      Cushion      Automotive    Technical
                                        Products    Products      Products     Products       Other         Total
                                        --------    --------     ----------    ----------    -------     ----------
                                                                   (thousands)
Quarterly period ended June 30, 2001
Net sales                              $122,586      $57,534      $100,858      $24,357       $8,926      $314,261
Income (loss) from operations            16,859         (797)        7,547        6,113       (1,247)       28,475
Depreciation and amortization             3,735        2,161         1,121          873          410         8,300

Quarterly period ended June 30, 2000
Net sales (a)                          $130,753      $65,608       $92,428      $26,176       $7,756      $322,721
Income (loss) from operations            15,424        1,200         7,262        6,859       (1,606)       29,139
Depreciation and amortization             4,161        1,829         1,192          646          727         8,555

Year to date period ended June 30, 2001
Net sales                              $249,487     $111,218      $185,369      $52,138      $17,956      $616,168
Income (loss) from operations            31,106       (2,165)       13,040       14,027       (2,281)       53,727
Depreciation and amortization             7,658        4,085         2,338        1,607          886        16,574

Year to date period ended June 30, 2000
Net sales (a)                          $260,847     $128,911      $189,739      $53,630      $18,713      $651,840
Income (loss) from operations            28,202         (719)       14,428       14,363       (5,843)       50,431
Depreciation and amortization             8,089        4,004         2,395        1,289        1,494        17,271

(a) As discussed in Note 1, net sales for 2000 reflected a reclassification of certain shipping costs that were billed to customers. The reclassification impacted Carpet Cushion Products.

10.  RELATED PARTY TRANSACTIONS AND BALANCES

Foam Funding LLC Debt

     During the quarter ended June 30, 2001, Foamex Carpet paid $0.8 million of interest and $2.6 million of principal on notes payable to Foam Funding LLC. During the year to date period ended June 30, 2001, Foamex Carpet paid $1.9 million of interest and $5.3 million of principal on notes payable to Foam Funding LLC.

     During the quarter ended June 30, 2000, subsidiaries of the Company paid $1.3 million of interest and $2.7 million of principal on notes payable to Foam Funding LLC. During the year to date period ended June 30, 2000, subsidiaries of the Company paid $3.3 million of interest and $39.3 million of principal on notes payable to Foam Funding LLC.

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

Litigation - Breast Implants

     As of August 14, 2001, the Company and Trace were two of multiple defendants in actions filed on behalf of approximately 2,313 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. The Company believes that the number of suits and claimants may increase. During 1995, the Company and Trace were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final.

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

Litigation - Other

     During the second quarter of 2001, the Company was notified by an insurance provider concerning a dispute involving the reimbursement of liability claims paid on behalf of Trace before 1990. The insurance provider is contending that the Company is liable for the claims of approximately $3.0 million. The Company intends to strongly defend this claim and considers the dispute to be without merit. If management's assessment of the Company's liability with respect to these actions is incorrect, such actions could have a material adverse effect on the financial position, results of operations and cash flows of the Company.

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

Environmental and Health and Safety

     The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of June 30, 2001, the Company had accruals of approximately $4.0 million for environmental matters. During 1998, the Company established an allowance of $1.2 million relating to receivables from Trace for environmental indemnifications due to the financial difficulties of Trace.

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

12.  SUBSEQUENT EVENTS

Acquisitions

     On July 25, 2001, the Company announced the purchase of certain assets of General Foam Corporation, a manufacturer of polyurethane foam products for the automotive, industrial, and home furnishings markets. The asset purchase primarily included inventory and machinery and equipment.

Future Accounting Changes

     Subsequent to quarter end, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued. SFAS No. 141 addresses financial accounting and reporting for business combinations and limits the accounting for business combinations to the purchase method. The statement will be effective for all business combinations, including the acquisition referenced above, with an acquisition date of July 1, 2001, or later. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. A key change as a result of implementing SFAS No. 142 will be that goodwill and certain other intangibles will no longer be amortized and there may be more volatility in the reported results than under the previous standard because impairment losses are likely to occur irregularly and in varying amounts. Any impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS No. 142 will be reported as resulting from a change in accounting principle. Any goodwill and intangible assets acquired after June 30, 2001, including the acquisition referenced above, will be subject immediately to the nonamortization and amortization provisions of SFAS No. 142. The Company continues to evaluate SFAS No. 141 and SFAS No. 142 and has not yet determined the impact.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Accounting Changes

     Revenue Presentation

     During July 2000, the Emerging Issues Task Force (the "EITF") of the Financial Accounting Standards Board reached a consensus on an issue concerning the components of revenue. EITF No. 00-10 "Accounting for Shipping and Handling Fees and Costs" requires that shipping and handling costs that are billed to a customer be included in revenue. The Company determined that a portion of shipping costs billed to customers required a reclassification from cost of sales to revenue. Accordingly, net sales previously reported on the Form 10-Q for the second quarter and first half of 2000, increased $3.6 million and $6.9 million, respectively. A corresponding increase in cost of sales is also reflected. On a segment basis, Carpet Cushion Products was the only business segment impacted and net sales for all periods presented reflect the reclassification required.

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

Future Accounting Changes

     Subsequent to quarter end, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued. SFAS No. 141 addresses financial accounting and reporting for business combinations and limits the accounting for business combination to the purchase method. The statement will be effective for all business combinations, including the acquisition referenced above, with an acquisition date of July 1, 2001, or later. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. A key change as a result of implementing SFAS No. 142 will be that goodwill and certain other intangibles will no longer be amortized and there may be more volatility in the reported results than under the previous standard because impairment losses are likely to occur irregularly and in varying amounts. Any impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS No. 142 will be reported as resulting from a change in accounting principle. Any goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of SFAS No. 142. The Company continues to evaluate SFAS No. 141 and SFAS No. 142 and has not yet determined the impact.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2001 COMPARED TO THE QUARTER ENDED JUNE 30, 2000

                                                   Carpet
                                         Foam      Cushion       Automotive    Technical
                                       Products    Products       Products      Products       Other         Total
                                       --------    --------      ----------    ----------     -------     ---------
                                                                   (thousands)
Quarterly period ended June 30, 2001
Net sales                              $122,586      $57,534      $100,858      $24,357       $8,926      $314,261
Income (loss) from operations            16,859         (797)        7,547        6,113       (1,247)       28,475
Depreciation and amortization             3,735        2,161         1,121          873          410         8,300
Income (loss) from operations
   as a percentage of net sales            14.1%       (1.4)%         7.5%         25.1%    n.m.*             9.2%

Quarterly period ended June 30, 2000
Net sales (a)                          $130,753      $65,608       $92,428      $26,176       $7,756      $322,721
Income (loss) from operations            15,424        1,200         7,262        6,859       (1,606)       29,139
Depreciation and amortization             4,161        1,829         1,192          646          727         8,555
Income (loss) from operations
   as a percentage of net sales            11.8%        1.8%          7.9%         26.2%    n.m.*             9.0%

Year to date period ended June 30, 2001
Net sales                              $249,487     $111,218      $185,369      $52,138      $17,956      $616,168
Income (loss) from operations            31,106       (2,165)       13,040       14,027       (2,281)       53,727
Depreciation and amortization             7,658        4,085         2,338        1,607          886        16,574
Income (loss) from operations
   as a percentage of net sales            12.6%       (1.9)%         7.0%         26.9%    n.m.*             8.8%

Year to date period ended June 30, 2000
Net sales (a)                          $260,847     $128,911      $189,739      $53,630      $18,713      $651,840
Income (loss) from operations            28,202         (719)       14,428       14,363       (5,843)       50,431
Depreciation and amortization             8,089        4,004         2,395        1,289        1,494        17,271
Income (loss) from operations
   as a percentage of net sales            10.8%       (0.6%)         7.6%         26.8%    n.m.*             7.7%

(a) As discussed in Note 1 to the consolidated financial statements, net sales for 2000 reflected a reclassification of certain shipping costs that were billed to customers. The reclassification impacted Carpet Cushion Products.

* not meaningful

Income from Operations

     Net sales for the second quarter of 2001 decreased 2.6% to $314.3 million from $322.7 million in the second quarter of 2000. The decrease was primarily attributable to lower sales in Foam Products, Carpet Cushion Products and Technical Products segments, partially offset by increases in Automotive Products and Other segments.

     The gross profit margin was 15.7% in the second quarter of 2001 compared to 14.8% in same quarter of 2000. Certain favorable raw material cost reductions had the effect of improving the gross profit margin percentage in the second quarter of 2001 by approximately two percentage points. There can be no assurance that these cost reductions will continue at the same level for the balance of the year. Selling, general and administrative expenses were 13.0% higher in the second quarter of 2001 with the increase attributable to higher expenses for the estimation of uncollectible accounts receivable, higher employee medical costs, incentive compensation and professional fees.

     Income from operations for the second quarter of 2001 was $28.5 million, which represented a 2.3% decrease from the $29.1 million recorded during the comparable 2000 period. Results included restructuring and other charges (credits) of less than ($0.1) million in 2001. Restructuring and other charges (credits) recorded during 2001 are discussed under "Other" below. Excluding the restructuring and other charges (credits) for comparison purposes, income from operations was $28.4 million in the second quarter of 2001 compared to $29.1 million in the 2000 second quarter. On this basis, income from operations was 9.0% of net sales in 2001 compared to 9.0% of net sales in 2000. In addition to the certain raw material cost reductions discussed above, certain selling price improvements were also positive factors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Foam Products

     Foam Products net sales for the second quarter of 2001 decreased 6.2% to $122.6 million from $130.8 million in the second quarter of 2000. The decrease primarily reflected the domestic economic slow down that impacted the markets for furniture manufacturers and for other foam fabricators. Partially offsetting these unfavorable factors was an increase in consumer products sales. Despite the sales decline, income from operations increased 9.3%, from $15.4 million in the second quarter of 2000 to $16.9 million in the second quarter of 2001. Income from operations was 13.8% of net sales in 2001, up from 11.8% in 2000.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the second quarter of 2001 decreased 12.3% to $57.5 million in 2001 from $65.6 million in the second quarter of 2000. The sales decline continued to reflect competitive pressures that resulted in lower sales volumes across all product lines. Lower selling prices in certain product lines and a lower value shipment mix also contributed to the sales decline. Sales declines translated to a loss from operations of $0.8 million in the second quarter of 2001 compared to income from operations of $1.2 million in 2000. The loss from operations represented 1.4% of net sales in 2001 and the income from operations in 2000 represented 1.8% of net sales.

     Automotive Products

     Automotive Products net sales for the second quarter of 2001 increased 9.1% to $100.9 million from $92.4 million in the second quarter of 2000. The improvement primarily reflected new product programs and renewed activity following inventory corrections in the domestic automotive industry earlier in the year. Higher sales translated into a 3.9 % increase in income from operations, from $7.3 million in the second quarter of 2000 to $7.5 million in the second quarter of 2001. Income from operations represented 7.5% of net sales in 2001 and 7.9% in 2000.

     Technical Products

     Net sales for Technical Products in the second quarter of 2001 were down 6.9% to $24.4 million from $26.2 million in the second quarter of 2000. Lower sales primarily reflected a slow down in the technology sector. Income from operations decreased 10.9% to $6.1 million in the second quarter of 2001 compared to $6.9 million in the second quarter of 2000. Income from operations represented 25.1% of net sales in 2001 compared to 26.2% in 2000.

     Other

     Other primarily consists of certain manufacturing operations in Mexico, corporate expenses not allocated to business segments and restructuring and other charges. The increase in net sales associated with this segment primarily resulted from the Company's Mexico City operation. The loss from operations was $1.2 million in the second quarter of 2001 and included restructuring and other charges (credits), discussed below. The $1.6 million loss from operations in the second quarter of 2000 included professional fees associated with the resolution of certain change in control issues following the Trace bankruptcy and the settlement of certain shareholder litigation.

     During the second quarter of 2001, the Company recorded restructuring and other charges (credits) of less than $(0.1) million. The net credit was comprised of restructuring charges of $0.2 million for severance relating to the termination of eight employees and a credit of $0.3 million for changes in estimates for previously recognized restructuring plans.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense totaled $16.2 million in the second quarter of 2001, which represented a 13.4% decrease from the 2000 second quarter expense of $18.8 million. The decrease was attributable to lower average debt levels and lower effective interest rates. As discussed in Note 7 to the condensed consolidated financial statements, a provision of the Foamex L.P. credit facility requires an incremental interest rate margin based on the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

debt leverage ratio, as defined. During the third quarter of 2001, a total of 75 basis points will be the cumulative adjustment to the applicable interest rate margin.

     Income from Equity Interest in Joint Venture

     Income from an equity interest in an Asian joint venture totaled $0.3 million for the second quarter of 2001 compared to $0.4 million in the second quarter of 2000.

     Other Expense, Net

     Other net expense recorded for the second quarter of 2001 totaled $0.4 million and primarily included letter of credit fees and losses on the disposition of fixed assets. During the second quarter of 2000, other net expense recorded totaled $0.9 million and included a loss on the disposition of fixed assets and incurred costs related to a proposed buyout transaction.

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

     Net Income

     Net income for the second quarter of 2001 was $10.2 million compared to $8.0 million recorded in the second quarter of 2000.

RESULTS OF OPERATIONS FOR THE YEAR TO DATE PERIOD ENDED JUNE 30, 2001 COMPARED TO THE YEAR TO DATE PERIOD ENDED JUNE 30, 2000

Income from Operations

     Net sales for the first half of 2001 decreased 5.5% to $616.2 million from $651.8 million in the first half of 2000. Lower sales were recorded in all segments, as discussed on a segment basis below.

     The gross profit margin was 14.9% in the first half of 2001 compared to 13.9% in the comparable period in 2000. Certain favorable raw material cost reductions had the effect of improving the gross profit margin percentage in the first half of 2001 by approximately two percentage points. There can no assurance that these cost reductions will continue at the same level for the balance of the year. Selling, general and administrative expenses were 2.5% higher in the first half of 2001 with the increase primarily attributable to higher expenses for the estimation of uncollectible accounts receivable, higher employee medical costs, incentive compensation and professional fees.

     Income from operations for the first half of 2001 was $53.7 million, which represented a 6.5% increase from the $50.4 million recorded during the comparable 2000 period. Results included restructuring and other charges (credits) of less than ($0.1) million in 2001 and $3.2 million in the first half of 2000. Restructuring and other charges (credits) recorded during 2001 are discussed under "Other" below. Excluding the restructuring and other charges (credits) for comparison purposes, income from operations was $53.7 million for the first half of 2001 compared to $53.7 million in the 2000 first half. On this basis, income from operations was 8.8% of net sales in 2001 compared to 8.2% of net sales in 2000. In addition to the certain raw material cost reductions discussed above, cost reduction programs and increases in certain selling prices were also positive factors.

     Foam Products

     Foam Products net sales for the first half of 2001 decreased 4.4% to $249.5 million from $260.8 million in the comparable period of 2000. The decrease primarily reflected the domestic economic slow down that impacted the markets for furniture manufacturers and other foam fabricators. Consumer products sales were also down, although

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

sales levels did begin to rebound during the second quarter. Despite the sales decline, income from operations increased 10.3%, from $28.2 million in the first half of 2000 to $31.6 million in the first half of 2001. Income from operations was 12.5% of net sales in 2001, up from 10.8% in 2000.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the first half of 2001 decreased 13.7% to $111.2 million from $128.9 million in the comparable period of 2000. The sales decline continued to reflect competitive pressures that resulted in lower sales volumes across all product lines. Lower selling prices in certain product lines and a lower value shipment mix also contributed to the sales decline. Sales declines translated to a loss from operations of $2.2 million in the first half of 2001 compared to a loss from operations of $0.7 million in 2000. The loss from operations represented 1.9% of net sales in 2001 and 0.6% of net sales in 2000.

     Automotive Products

     Automotive Products net sales for the first half of 2001 decreased 2.3% to $185.4 million from $189.7 million in the first half of 2000. The decline reflected a slow down in the domestic automobile industry, accentuated by the impact of inventory corrections earlier in the year. During the second quarter of 2001, sales levels began to rebound which primarily reflected new product programs and improved order levels. Lower sales translated into a 9.6% decline in income from operations, from $14.4 million in the first half of 2000 to $13.0 million in the first half of 2001. Income from operations represented 7.0% of net sales in 2001 and 7.6% in 2000.

     Technical Products

     Net sales for Technical Products in the first half of 2001 were down 2.8% to $52.1 million from $53.6 million in the comparable period of 2000. Lower sales primarily reflected a slow down in the technology sector. Income from operations decreased 2.3% to $14.0 million in the first half of 2001 compared to $14.4 million in the first half of 2000. Income from operations represented 26.9% of net sales in 2001 compared to 26.8% in 2000.

     Other

     Other primarily consists of certain manufacturing operations in Mexico, corporate expenses not allocated to business segments and restructuring and other charges. The decrease in net sales associated with this segment primarily resulted from lower net sales from the Company's Mexico City operation. The loss from operations was $2.3 million in the first half of 2001 and included restructuring and other charges (credits), discussed below. The $5.8 million loss from operations in the first half of 2000 included restructuring and other charges totaling $3.2 million. The 2000 loss also included professional fees associated with the resolution of certain change in control issues following the Trace bankruptcy and the settlement of certain shareholder litigation.

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

     During the second quarter of 2001, the Company recorded restructuring and other charges (credits) of less than $(0.1) million. The net credit was comprised of restructuring charges of $0.2 million for severance relating to the termination of eight employees and a credit of $0.3 million for changes in estimates for previously recognized restructuring plans.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company paid $4.4 million during the first half of 2001 for the various restructuring plans recorded as of December 31, 2000 and during the first and second quarters of 2001. As of June 30, 2001, the components of the net accrued restructuring and other charges balance included $3.9 million for plant closure and lease costs and $1.5 million for personnel reductions. All employees impacted by the first and second quarter 2001 work force reductions were terminated by the end of the second quarter of 2001. Approximately $1.4 million is expected to be spent during the remainder of 2001 for the various restructuring plans.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense totaled $33.9 million in the first half of 2001, which represented a 9.2% decrease from the 2000 first half expense of $37.4 million. The decrease was attributable to lower average debt levels and lower effective interest rates. As discussed in Note 7 to the condensed consolidated financial statements, a provision of the Foamex L.P. credit facility requires an incremental interest rate margin based on the debt leverage ratio, as defined. During the third quarter of 2001, a total of 75 basis points will be the cumulative adjustment to the applicable interest rate margin.

     Income from Equity Interest in Joint Venture

     Income from an equity interest in an Asian joint venture totaled $0.5 million for the first half of 2001 compared to $0.7 million in the comparable period of 2000.

     Other Expense, Net

     Other net expense recorded for the first half 2001 totaled $0.6 million and primarily included letter of credit fees and losses on the disposition of fixed assets. During the first half of 2000, other net expense recorded totaled $1.8 million and primarily included costs incurred related to a proposed buyout transaction and losses on the disposition of fixed assets.

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

     Net Income

     Net income for the first half of 2001 was $16.6 million compared to $9.8 million recorded in the first half of 2000.

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

     Cash and cash equivalents totaled $2.2 million at the end of the second quarter of 2001 compared to $4.9 million at the end of 2000. Working capital at the end of the second quarter of 2001 was $101.0 million and the current ratio was 1.5 to 1 compared to working capital at the end of 2000 of $103.3 million and a current ratio of 1.5 to 1. Significant changes in working capital included a $23.6 million increase in accounts receivable, a $15.0 decrease in inventories and a $19.6 million increase in accounts payable. During the second quarter of 2001, the Company achieved improved payment terms with a number of vendors that contributed to the improvement of working capital and may have a more significant favorable effect in the future.

     Total debt at the end of the second quarter of 2001 was $686.2 million, down $25.7 million from year-end 2000. As of June 30, 2001, there were $131.2 million of revolving credit borrowings, at a weighted average interest rate of 7.98%, under the Foamex L.P. credit facility with $20.1 million available for additional borrowings and $21.2 million of letters of credit outstanding. There was less than $0.1 million of borrowings by Foamex Canada Inc. ("Foamex Canada") as of June 30, 2001 under Foamex Canada's revolving credit agreement with unused availability of approximately $5.2 million. Foamex Carpet did not have any outstanding borrowings under the Foamex Carpet credit facility at June 30, 2001, with unused availability of $15.0 million.

     As of June 30, 2001 the Company's subsidiaries were in compliance with the financial covenants of their loan agreements.

     As disclosed previously in the Form 10-K for the year ended December 31, 2000, various Foamex L.P. debt agreements contain certain quarterly financial covenants, which become more restrictive during 2001. Foamex L.P. anticipates that it will continue to comply in 2001 with the quarterly financial covenants in the applicable debt agreements. Management's current business plans for Foamex L.P. anticipate customer selling price management in response to raw material cost changes, improved working capital management, comparable capital expenditures to the prior year, declining interest rates, successful implementation of on-going cost savings initiatives and improved operating efficiencies. The continued achievement of the business plans is necessary for compliance with the various financial covenants for the remainder of 2001.

     As disclosed previously in the Form 10-K for the year ended December 31, 2000, various Foamex Carpet debt agreements contain certain quarterly financial covenants, which become more restrictive during 2001. Foamex Carpet anticipates that it will continue to comply in 2001 with the quarterly financial covenants in the applicable debt agreements. Management's current business plans for Foamex Carpet anticipate customer selling price increases, improved working capital management, comparable capital expenditures to the prior year, declining interest rates, successful implementation of on-going cost savings initiatives and improved operating efficiencies. The continued achievement of the business plans is necessary for compliance with the various financial covenants for the remainder of 2001.

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

     Cash Flow from Operating Activities

     Cash provided by operating activities in the first half of 2001 was $29.3 million compared to $19.1 million for the first half of 2000. The increase primarily reflected improved results and reduced working capital requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Cash Flow from Investing Activities

     Cash used for investing activities totaled $12.1 million for the first half of 2001. Cash requirements included capital expenditures of $12.1 million and other investing activities of $0.5 million, partially offset by $0.6 million of proceeds from the sale of assets. In the first half of 2000, cash flow used for investing activities totaled $7.5 million, which included $10.6 million of capital expenditures, partially offset by $3.6 million of proceeds from the sale of assets. The Company has increased its estimate of capital expenditures for 2001 and currently expects capital expenditures for 2001 to be less than $25.0 million.

     Cash Flow from Financing Activities

     Cash used for financing activities was $19.9 million for the first half of 2001 compared to cash used of $15.9 million in the comparable period of 2000. Cash requirements for 2001 primarily reflected debt repayments, partially offset by an increase in cash overdrafts. During the first half of 2000, the $34.0 million Foamex/GFI Note was repaid with borrowings under the Foamex L.P. revolving credit facility.

     Environmental Matters

     The Company is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with the Company's compliance with such laws and regulations did not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by the Company in connection with environmental matters as of June 30, 2001 was $4.0 million. Although it is possible that new information or future developments could require the Company to reassess its potential exposure to all pending environmental matters, including those described in Note 11 to the Company's condensed consolidated financial statements, the Company believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position.

     Market Risk

     The Company's debt securities with variable interest rates are subject to market risk for changes in interest rates. On June 30, 2001, indebtedness with variable interest rates totaled $430.5 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $4.3 million.

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

Item 2.    Changes in Securities.

     Information concerning the stockholder approval of the Foamex International Inc. 2001 Equity Incentive Plan for Non-Employee Directors is incorporated herein by reference to Item 4. Submission of Matters to a Vote of Security Holders.

Item 4.    Submission of Matters to a Vote of Security Holders.

     The Company held its Annual Meeting of Stockholders on August 3, 2001. Listed below is a summary of the proposals voted on.

     Election of Directors

     All eight of the Company's directors received the votes necessary for election to serve for one-year terms or until their successors have been duly elected and qualified.

             Director                    For               Withhold Authority
         ------------------           ----------           ------------------
         Marshall S. Cogan            14,224,741                7,147,809
         Robert J. Hay                18,187,245                3,185,305
         Stuart J. Hershon            17,681,584                3,690,966
         Virginia A. Kamsky           20,839,727                  532,832
         Raymond E. Mabus             21,001,227                  371,323
         Steven B. Sharpe             21,002,827                  369,723
         John Televantos              21,163,896                  208,654
         John V. Tunney               15,792,383                5,580,167

     Equity Incentive plan for Non-Employee Directors

     Stockholders approved the Foamex International Inc. 2001 Equity Incentive Plan for Non-Employee Directors.

    For              Against          Abstentions            Broker Non-Votes
 ----------         ---------         -----------            ----------------
 13,175,615         3,757,660          2,754,243                1,685,032

     Key Employee Incentive Bonus Plan

     Stockholders approved the Foamex International Inc. Key Employee Incentive Bonus Plan that establishes a program of incentive compensation for certain executive officers and other key employees that would enable the Company to obtain tax deductions for certain payments.

               For                   Against                 Abstentions
            ---------               ---------                -----------
            19,969,030              1,177,954                  225,566

Item 5.    Other Information.

     On June 28, 2001, PricewaterhouseCoopers LLP, the Company's independent auditor resigned. The Company announced early in July that Deloitte & Touche LLP were retained as the new independent auditor. Additional information concerning these developments were included in the Current Reports on Form 8-K and 8-K/A, referenced in Item 6 below.

Item 6.    Exhibits and Reports on Form 8-K.

          (a) Exhibits

10.10.9 Foamex International Inc. Equity Incentive Plan for Non-Employee Directors is incorporated herein by reference from the Amended and Restated Proxy for the 2001 Annual Meeting.
10.10.10 Foamex International Inc. Key Employee Incentive Bonus Plan is incorporated herein by reference from the Amended and Restated Proxy for the 2001 Annual Meeting.
10.10.11 Agreement with  Consultant,  dated April 24, 2001 by and between Robert
     J. Hay and Foamex L.P.

         (b) The Company filed the following Current Reports on Form 8-K for the quarter ended June 30, 2001:

     A report dated May 3, 2001,was filed for Item 5. Other Events, concerning a press release announcing it financial results for the quarter ended March 31, 2001.

     A report dated June 28, 2001, was filed for Item 5. Other Events, concerning a press release announcing the resignation of the independent accountants of the Company and adjournment of the June 29, 2001 Annual Meeting of Stockholders. On July 6, 2001, an amended report was filed with the required disclosures under Item 4. Changes in Registrant's Certifying Accountant.

     Subsequent to the end of the second quarter of 2001, a report dated July 9, 2001 was filed for Item 5. Other Events, concerning a press release announcing an acquisition agreement.

     Subsequent to the end of the second quarter of 2001, a report dated July 9, 2001 was filed for Item 5. Other Events, concerning a press release announcing the engagement of a new independent auditor. On July 18, 2001, an amended report was filed with the required disclosures under Item 4. Changes in Registrant's Certifying Accountant.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FOAMEX INTERNATIONAL INC.


Date:  August 15, 2001               By: /s/ Michael D. Carlini
                                     -----------------------------------
                                     Michael D. Carlini
                                     Senior Vice President - Finance and
                                     Acting Chief Financial Officer