Form 10-Q
period 2001-09-30
FOAMEX INTERNATIONAL INC
filed 2001-11-09
CIK 912908

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

The number of shares of the registrant's common stock outstanding as of November 7, 2001 was 23,644,016.

                            FOAMEX INTERNATIONAL INC.

                                      INDEX

                                                                                                       Page

Part I.  Financial Information

         Item 1.  Financial Statements.
          Condensed   Consolidated   Statements  of  Operations   (unaudited)  - Quarterly  and
            Year to Date  Periods  Ended  September  30,  2001 and September 30, 2000                    3

          Condensed Consolidated Balance Sheets (unaudited) as  of   September   30,  2001  and
            December  31,  2000                                                                          4

          Condensed Consolidated  Statements  of  Cash  Flows  (unaudited)  - Year to Date
            Periods Ended September 30, 2001 and September 30, 2000                                      5

              Notes to Condensed Consolidated Financial Statements (unaudited)                           6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.                                                                        17

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                           25

Part II. Other Information

         Item 1.  Legal Proceedings.                                                                    26

         Item 4.  Submission of Matters to a Vote of Security Holders.                                  26

         Item 5.  Other Information.                                                                    26

         Item 6.  Exhibits and Reports on Form 8-K.                                                     26

Signatures                                                                                              27

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                             Quarterly Periods Ended    Year to Date Periods Ended
                                                          September 30,  September 30,  September 30,   September 30,
                                                              2001           2000           2001            2000
                                                          -------------  -------------  -------------   -------------
                                                                      (thousands,  except  per  share data)
NET SALES                                                   $326,411      $309,666         $942,579       $961,506

COST OF GOODS SOLD                                           280,341       264,937          804,852        826,068
                                                            --------      --------         --------       --------

GROSS PROFIT                                                  46,070        44,729          137,727        135,438

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                    20,361        17,394           58,339         54,450

RESTRUCTURING AND OTHER CHARGES                                  252         2,842              204          6,064
                                                            --------      --------         --------       --------

INCOME FROM OPERATIONS                                        25,457        24,493           79,184         74,924

INTEREST AND DEBT ISSUANCE EXPENSE                            15,429        19,255           49,372         56,655

INCOME FROM EQUITY INTEREST IN JOINT VENTURE                     350           282              874          1,014

OTHER EXPENSE, NET                                            (1,512)         (662)          (2,064)        (2,467)
                                                            --------      --------         --------       --------

INCOME BEFORE PROVISION FOR INCOME TAXES                       8,866         4,858           28,622         16,816

PROVISION FOR INCOME TAXES                                     1,419         1,073            4,600          3,262
                                                            --------      --------         --------       --------

NET INCOME                                                  $  7,447      $  3,785         $ 24,022       $ 13,554
                                                            ========      ========         ========       ========

EARNINGS PER SHARE
   BASIC                                                    $   0.32      $   0.15         $   1.02       $   0.54
                                                            ========      ========         ========       ========
   DILUTED                                                  $   0.29      $   0.15         $   0.95       $   0.54
                                                            ========      ========         ========       ========

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC                     23,599        25,060           23,576         25,059
                                                            ========      ========         ========       ========

WEIGHTED AVERAGE NUMBER OF SHARES
   AND EQUIVALENTS - DILUTED                                  25,762        25,193           25,367         25,247
                                                            ========      ========         ========       ========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS                                                                     September 30, 2001  December 31, 2000
                                                                           ------------------  -----------------
CURRENT ASSETS                                                               (thousands,    except   share data)
   Cash and cash equivalents                                                    $  7,899            $  4,890
   Accounts receivable, net of allowances of $11,094 in 2001
      and $9,926 in 2000                                                         210,553             170,590
   Inventories                                                                    97,591             100,334
   Other current assets                                                           23,126              22,788
                                                                                --------            --------
       Total current assets                                                      339,169             298,602
                                                                                --------            --------

Property, plant and equipment                                                    410,047             397,291
Less accumulated depreciation                                                   (195,795)           (184,760)
                                                                                --------            --------
   NET PROPERTY, PLANT AND EQUIPMENT                                             214,252             212,531

COST IN EXCESS OF ASSETS ACQUIRED, net of accumulated
   amortization of $33,417 in 2001 and $29,076 in 2000                           212,142             209,125

DEBT ISSUANCE COSTS, net of accumulated
   amortization of $13,592 in 2001 and $10,675 in 2000                            12,675              15,082

OTHER ASSETS                                                                      29,299              20,140
                                                                                --------            --------

TOTAL ASSETS                                                                    $809,537            $755,480
                                                                                ========            ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Current portion of long-term debt                                            $  5,270            $  8,356
   Current portion of long-term debt - related party                              17,550              15,795
   Accounts payable                                                              152,725              86,838
   Accrued employee compensation and benefits                                     22,945              21,853
   Accrued interest                                                               10,756               9,198
   Accrued customers rebates                                                      19,030              23,839
   Cash overdrafts                                                                13,790               6,885
   Other accrued liabilities                                                      25,093              22,588
                                                                                --------            --------
       Total current liabilities                                                 267,159             195,352

LONG-TERM DEBT                                                                   623,700             656,168
LONG-TERM DEBT - RELATED PARTY                                                    21,060              31,590
OTHER LIABILITIES                                                                 47,806              37,039
                                                                                --------            --------
       Total liabilities                                                         959,725             920,149

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred Stock, par value $1.00 per share:
     Authorized 5,000,000 shares
     Issued 15,000 shares - Series B                                                  15                  15
   Common Stock, par value $.01 per share:
     Authorized 50,000,000 shares
     Issued 27,118,016 and 27,048,994 shares, respectively;
     Outstanding 23,629,016 and 23,559,994 shares, respectively                      271                 270
   Additional paid-in capital                                                     96,807              96,275
   Accumulated deficit                                                          (176,910)           (200,932)
   Accumulated other comprehensive loss                                          (33,370)            (23,296)
   Common stock held in treasury, at cost:
     3,489,000 shares                                                            (27,780)            (27,780)
   Shareholder note receivable                                                    (9,221)             (9,221)
                                                                                --------            --------
       Total stockholders' deficit                                              (150,188)           (164,669)
                                                                                --------            --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $809,537            $755,480
                                                                                ========            ========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                    Year to Date Periods
                                                                             September 30,       September 30,
                                                                                 2001                 2000
                                                                             -------------       -------------
                                                                                       (thousands)
OPERATING ACTIVITIES
   Net income                                                                    $24,022              $13,554
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization                                                25,061               26,727
     Amortization of debt issuance costs, debt discount,
       debt premium and deferred swap adjustment and gain                            920                  894
     Asset writedowns and other charges                                                -                2,789
     Loss on disposition of assets                                                   664                1,204
     Other operating activities                                                    1,361                4,298
     Changes in operating assets and liabilities, net                             21,635               18,042
                                                                                 -------              -------
         Net cash provided by operating activities                                73,663               67,508
                                                                                 -------              -------

INVESTING ACTIVITIES
   Capital expenditures                                                          (16,781)             (18,957)
   Proceeds from sale of assets                                                      552                3,525
   Acquisition - asset purchase                                                  (16,950)                   -
   Other investing activities                                                       (934)              (1,134)
                                                                                 -------              -------
         Net cash used for investing activities                                  (34,113)             (16,566)
                                                                                 -------              -------

FINANCING ACTIVITIES
   Net repayments of short-term borrowings                                             -               (1,627)
   Repayments of revolving loans                                                 (27,881)             (12,031)
   Repayments of long-term debt                                                   (6,392)             (19,201)
   Repayments of long-term debt - related party                                   (8,775)             (39,265)
   Increase in cash overdrafts                                                     6,905               20,995
   Debt issuance costs                                                              (510)                   -
   Other financing activities                                                        112                    -
                                                                                 -------              -------
         Net cash used for financing activities                                  (36,541)             (51,129)
                                                                                 -------              -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               3,009                 (187)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                          4,890                6,577
                                                                                 -------              -------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                              $ 7,899              $ 6,390
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

Future Accounting Changes

     During the third quarter of 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued. SFAS No. 141 addresses financial accounting and reporting for business combinations and limits the accounting for business combinations to the purchase method. The statement will be effective for all business combinations, including the acquisition discussed in Note 2, with an acquisition date of July 1, 2001, or later. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. A key change as a result of implementing SFAS No. 142 will be that goodwill and certain other intangibles will no longer be amortized and there may be more volatility in the reported results than under the previous standard because impairment losses are likely to occur irregularly and in varying amounts. Any impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS No. 142 will be reported as resulting from a change in accounting principle. Any goodwill and intangible assets acquired after June 30, 2001, including the acquisition discussed in Note 2, will be subject immediately to the nonamortization and amortization provisions of SFAS No. 142. The Company continues to evaluate SFAS No. 141 and SFAS No. 142 and has not yet determined the impact.

              FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION (continued)

     Also during the third quarter of 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") was issued. SFAS No. 143 requires the recognition of a liability for the estimated cost of disposal as part of the initial cost of a long-lived asset and will be effective in 2003. Subsequent to the third quarter of 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") was issued. SFAS No. 144 will provide a single approach for measuring the impairment of long-lived assets, including a segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. SFAS No. 144 will be effective in 2002. The Company has not yet determined the impact of SFAS No. 143 and SFAS No. 144.

2.   ACQUISITION - ASSET PURCHASE

     On July 25, 2001, the Company announced the purchase of certain assets of General Foam Corporation, a manufacturer of polyurethane foam products for the automotive, industrial, and home furnishings markets. The assets purchased primarily included inventory and machinery and equipment. In connection with the transaction, the Company also assumed certain liabilities.

3.   INCOME TAXES

     The effective tax rates in 2001 and 2000 reflect the partial reversal of the deferred income tax asset valuation allowance recognized in 1998. The valuation allowance was reduced to reflect the utilization of Federal loss carryforwards that reduced the current tax component of the Federal tax provision. Additionally, the valuation allowance was reduced to offset the net deferred Federal tax liability generated in 2001 and 2000. At year-end 2000, the Company had approximately $178.5 million of net operating loss carryforwards for Federal income tax purposes, expiring from 2010 to 2020. Under the Internal Revenue Code, Section 382 (the "Section 382 Loss Limitations") certain changes in ownership of the Company's common stock over a series of years can result in an annual limitation on the utilization of net operating loss carryforwards and can also result in modifications to the carryforwards period. During the third quarter of 2001, the Company determined that these Section 382 Loss Limitations were triggered by certain common stock transactions that occurred during 2001. The Company is in the process of determining the annual limitation amounts.

4.   EARNINGS PER SHARE

     The following table shows the amounts used in computing earnings per share.

                                                        Quarterly Periods Ended       Year to Date Periods Ended
                                                     September 30,   September 30,  September 30,   September 30,
                                                          2001            2000           2001            2000
                                                     -------------   -------------  -------------   -------------
                                                                   (thousands, except per share amounts)

     Basic earnings per share
       Net income                                       $ 7,447         $ 3,785         $24,022         $13,554
                                                        =======         =======         =======         =======

       Average common stock outstanding                  23,599          25,060          23,576          25,059
                                                        =======         =======         =======         =======

       Basic earnings per share                         $  0.32         $  0.15         $  1.02         $  0.54
                                                        =======         =======         =======         =======




                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.     EARNINGS PER SHARE (continued)

                                                        Quarterly Periods Ended       Year to Date Periods Ended
                                                     September 30,   September 30,  September 30,   September 30,
                                                          2001            2000           2001            2000
                                                     -------------   -------------  -------------   -------------
                                                                   (thousands, except per share amounts)
       Diluted earnings per share
         Net income available for common stock
           and dilutive securities                      $ 7,447         $ 3,785         $24,022         $13,554
                                                        =======         =======         =======         =======

         Average common stock outstanding (a)            23,599          25,060          23,576          25,059

         Common stock equivalents resulting from
           Stock options (b)                                663             133             291             188
           Convertible preferred stock (a)                1,500               -           1,500               -
                                                        -------         -------         -------         -------
         Average common stock and dilutive
           equivalents                                   25,762          25,193          25,367          25,247
                                                        =======         =======         =======         =======

         Diluted earnings per share                     $  0.29         $  0.15         $  0.95         $  0.54
                                                        =======         =======         =======         =======

(a) On November 2, 2000, 1,500,000 shares of common stock were exchanged for 15,000 shares of Series B Preferred Stock. Regarding the diluted earnings per share calculation, the Series B Preferred Stock are considered a common stock equivalent of 1,500,000 shares.

(b) The number of stock options that were not included in the diluted earnings per share calculations because the exercise price was greater than the average market price totaled 386,300 and 2,046,200 for the third quarter of 2001and 2000, respectively. The number of stock options not included in the diluted earnings per share calculations for the year to date period 2001 was 1,500,319 and 1,539,800 for the 2000 year to date period.

5.   COMPREHENSIVE INCOME

     The components of comprehensive income are listed below.

                                                        Quarterly Periods Ended       Year to Date Periods Ended
                                                     September 30,   September 30,  September 30,   September 30,
                                                          2001            2000           2001            2000
                                                     -------------   -------------  -------------   -------------
                                                                             (thousands)
     Net income                                         $ 7,447         $3,785         $24,022          $13,554
     Foreign currency translation adjustments            (1,156)          (387)         (1,043)            (552)
     Minimum pension liability adjustment (a)           (14,408)             -         (14,408)               -
                                                        -------         ------         -------          -------
     Total comprehensive income (loss)                  $(8,117)        $3,398         $ 8,571          $13,002
                                                        =======         ======         =======          =======

     (a)  See Note 9.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.   RESTRUCTURING AND OTHER CHARGES

2001
     During the first quarter of 2001, the Company recorded restructuring and other charges of less than $0.1 million. The charges were comprised of: (i) restructuring charges of $0.4 million for severance relating to the termination of 34 employees; (ii) other charges of $1.4 million relating to severance for the former President and Chief Executive Officer of the Company; (iii) offset by a $1.8 million restructuring credit. The restructuring credit is comprised of $1.5 million for a sublease and early lease termination of an idle facility and $0.3 million for the sale of another facility. Both facilities and related restructuring charges were part of prior years' restructuring plans.

     During the second quarter of 2001, the Company recorded restructuring and other charges (credits) of less than $(0.1) million. The net credit was comprised of restructuring charges of $0.2 million for severance relating to the termination of eight employees and a credit of $0.3 million for changes in estimates for previously recognized restructuring plans.

     During the third quarter of 2001, the Company recorded restructuring and other charges of $0.3 million for changes in estimates for previously recognized restructuring plans.

     The Company paid $5.2 million during the first three quarters of 2001 for the various restructuring plans recorded as of December 31, 2000 and during the first and second quarters of 2001. As of September 30, 2001, the components of the net accrued restructuring and other charges balance included $3.4 million for plant closure and lease costs and $1.6 million for personnel reductions. All employees impacted by the first and second quarter 2001 work force reductions were terminated by the end of the second quarter of 2001. Approximately $0.6 million is expected to be spent during the remainder of 2001 for the various restructuring plans.

2000
     During the first quarter of 2000, restructuring and other charges of approximately $3.2 million were recorded. The provision included $2.1 million in work force reduction costs for 30 employees, including certain executives and employees impacted by the closure of certain operations as a result of a VPFSM capacity increase in North Carolina. Additionally, facility closure costs totaled $0.3 million and related equipment writedowns were $0.4 million. The first quarter 2000 provision included $0.4 million related to changes in estimates to prior year plans.

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

7.   INVENTORIES

     The components of inventory are listed below.

                                           September 30,        December 31,
                                               2001                2000
                                           -------------        ------------
                                                     (thousands)
     Raw materials and supplies              $60,371             $ 66,690
     Work-in-process                          12,317               11,580
     Finished goods                           24,903               22,064
                                             -------             --------
       Total                                 $97,591             $100,334
                                             =======             ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.   LONG-TERM DEBT

     The components of long-term debt are listed below.

                                                                        September 30,        December 31,
                                                                            2001                2000
                                                                        -------------        ------------
     Foamex L.P. Credit Facility                                                   (thousands)
       Term Loan B (a)                                                    $ 76,538             $ 77,136
       Term Loan C (a)                                                      69,580               70,124
       Term Loan D (a)                                                     100,782              101,565
       Revolving credit facility (a) (b)                                   118,024              145,904
     Foamex Carpet Credit Facility (c)                                           -                    -
     9 7/8% Senior subordinated notes due 2007                             150,000              150,000
     13 1/2% Senior subordinated notes due 2005 (includes
       $6,963 and $8,308 of unamortized debt premium)                      104,963              106,308
     Industrial revenue bonds                                                7,000                7,000
     Subordinated note payable (net of unamortized
       debt discount of $49 in 2000)                                             -                2,289
     Other                                                                   2,083                4,198
                                                                          --------             --------
                                                                           628,970              664,524

     Less current portion                                                    5,270                8,356
                                                                          --------             --------

     Long-term debt-unrelated parties                                     $623,700             $656,168
                                                                          ========             ========

     The components of related party long-term debt are listed below.

                                                                        September 30,        December 31,
                                                                            2001                2000
                                                                        -------------        ------------
                                                                                     (thousands)
     Note payable to Foam Funding LLC (d)                                 $ 38,610             $ 47,385

     Less current portion                                                   17,550               15,795
                                                                          --------             --------
     Long-term debt - related party                                       $ 21,060             $ 31,590
                                                                          ========             ========

(a) The interest rate on outstanding borrowings under the Foamex L.P. credit facility will increase by 25 basis points each quarter that Foamex L.P.'s leverage ratio, as defined, exceeds 5.00 to 1.00. Once the leverage ratio is reduced below this level, the cumulative amount of the 25 basis point adjustments to the interest rate on borrowings will be eliminated. At December 31, 2000, the calculated leverage ratio was 5.3 to 1.00. Consequently, the 25 basis point adjustment was applicable following the delivery of the financial statements for 2000 to the lenders, which was early in the second quarter of 2001. At March 31, 2001, the calculated leverage ratio was 5.1 to 1.00 and an additional 25 basis point adjustment became effective in the second quarter of 2001. At June 30, 2001, the calculated leverage ratio was 5.1 to 1.00. Accordingly, an additional 25 basis point adjustment became effective during the third quarter of 2001, resulting in a 75 basis points cumulative adjustment to the applicable interest rate margin. At September 30, 2001, the calculated leverage ratio was below the 5.00 to 1.00 leverage ratio covenant and the cumulative adjustment of 75 basis points, discussed above, was eliminated.

(b) At September 30, 2001, the revolving credit facility commitment was $170.0 million, the weighted average interest rate was 7.69%, available borrowings totaled $31.3 million and letters of credit outstanding totaled $20.7 million. The commitment under the revolving credit facility is reduced $2.5 million each quarter during the remaining term of the agreement, which expires in June 2003. On October 1, 2001, the revolving credit facility commitment was $168.5 million with the third quarter 2001 reduction applied on October 1st because the last day of the third quarter 2001 was a Sunday.




                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.   LONG-TERM DEBT (continued)

(c) At September 30, 2001, available borrowings under the Foamex Carpet Cushion, Inc. ("Foamex Carpet") credit facility totaled $14.8 million.

(d)  See Note 11 for disclosure of principal and interest payments.

Debt Covenants

     The indentures, credit facilities and other indebtedness agreements contain certain covenants that limit, among other things to varying degrees, the ability of the Company's subsidiaries (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interest, as defined,
(iv) to merge, consolidate or sell all or substantially all of its assets or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Also, the Company's subsidiaries are required under certain of these agreements to maintain specified financial ratios of which the most restrictive are the maintenance of net worth, interest coverage, fixed charge coverage and leverage ratios, as defined. Under the most restrictive of the distribution restrictions, the Company was available to be paid by its subsidiaries as of September 30, 2001, funds only to the extent to enable the Company to meet its tax payment liabilities.

     Foamex L.P. and Foamex Carpet, the principal subsidiaries of the Company, were in compliance with the various financial covenants of their loan agreements as of September 30, 2001. Business conditions in 2001 have continued to limit results and covenant compliance remains a primary focus of the Company.

     As disclosed previously in the Form 10-K for the year ended December 31, 2000, various Foamex L.P. debt agreements contain certain quarterly financial covenants, which become more restrictive during 2001. Foamex L.P. anticipates that it will continue to comply in 2001 with the quarterly financial covenants in the applicable debt agreements. Management's current business plans for Foamex L.P. anticipate customer selling price management in response to raw material cost changes, improved working capital management, comparable capital expenditures to the prior year, declining interest rates, successful implementation of on-going cost savings initiatives and improved operating efficiencies. The continued achievement of the business plans and the realization of proceeds resulting from the implementation of an improved asset utilization program are necessary for compliance with the various financial covenants for the remainder of 2001.

     As disclosed previously in the Form 10-K for the year ended December 31, 2000, various Foamex Carpet debt agreements contain certain quarterly financial covenants, which become more restrictive during 2001. Foamex Carpet anticipates that it will continue to comply in 2001 with the quarterly financial covenants in the applicable debt agreements. Management's current business plans for Foamex Carpet anticipate customer selling price increases, improved working capital management, comparable capital expenditures to the prior year, declining interest rates, successful implementation of on-going cost savings initiatives and improved operating efficiencies. The continued achievement of the business plans and the realization of proceeds resulting from the implementation of an improved asset utilization program are necessary for compliance with the various financial covenants for the remainder of 2001.

     The possibility exists that certain financial covenants will not be met if business conditions are other than as anticipated, the asset utilization program does not result in the realization of adequate proceeds, or other unforeseen events impact results. In the absence of a waiver of or amendment to such financial covenants, such noncompliance would constitute a default under the applicable debt agreements, and the lenders would be entitled to accelerate the maturity of the indebtedness outstanding thereunder. In the event that such noncompliance  appears  likely,  or occurs,  the Company  will seek the lenders'
approvals of amendments to, or waivers of, such financial covenants. Historically, the Company has been able to renegotiate financial covenants and/or obtain waivers, as required, and management believes such waivers and/or amendments could be obtained if required. However, there can be no assurance of future amendments or waivers will be obtained.

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

     The Company initiated a valuation of pension obligations as of September 30, 2001. The projected benefit obligation, measured using a 7.0% discount rate, was $90.9 million and included the SERP obligations discussed above. As a result of the valuation and a net decrease in pension plan assets from the beginning of the year, an adjustment to the minimum pension liability was required. The increase in minimum pension liability resulted in the increase to other liabilities (long-term) in the condensed consolidated balance sheet. Included in
Note 5 is the minimum pension liability adjustment required to increase the amount of the accumulated comprehensive loss. As a result of the valuation, pension expense for the fourth quarter will increase. The Company will complete another valuation of pension obligation at year-end 2001.

10.  SEGMENT RESULTS

     Foam Products manufactures and markets foam used by the bedding industry, the furniture industry and the retail industry. Carpet Cushion Products manufactures and distributes prime, rebond, sponge rubber and felt carpet cushion. Automotive Products supplies foam primarily for automotive interior applications. Technical Products manufactures and markets reticulated foams and other custom polyester and polyether foams for industrial, specialty and consumer and safety applications. The "Other" column in the table below represents certain manufacturing operations in Mexico, corporate expenses not allocated to other business segments and restructuring and other charges. The restructuring and other charges totaled less than $0.3 million in the third quarter of 2001 and $0.2 million for the 2001 year to date period. Restructuring and other charges of $2.8 million was recorded in the third quarter of 2000 and $6.1 million was recorded for the 2000 year to date period.

     Segment results are presented below.

                                                          Carpet
                                                Foam      Cushion      Automotive     Technical
                                              Products    Products      Products       Products        Other      Total
                                              --------    --------     ----------     ----------      -------    --------
                                                                       (thousands)
Quarterly period ended September 30, 2001
Net sales                                     $131,042    $60,948       $95,705         $29,653       $9,063     $326,411
Income (loss) from operations                   20,666       (846)        4,128           4,861       (3,352)      25,457
Depreciation and amortization                    3,916      2,038         1,182             821          530        8,487

Quarterly period ended September 30, 2000
Net sales                                     $135,999    $63,301       $76,242         $27,029       $7,095     $309,666
Income (loss) from operations                   15,554      1,428         3,985           7,651       (4,125)      24,493
Depreciation and amortization                    4,132      2,068         1,198             657        1,401        9,456

Year to date period ended September 30, 2001
Net sales                                     $380,529   $172,166      $281,074         $81,791      $27,019     $942,579
Income (loss) from operations                   51,772     (3,011)       17,168          18,888       (5,633)      79,184
Depreciation and amortization                   11,574      6,123         3,520           2,428        1,416       25,061

Year to date period ended September 30, 2000
Net sales                                     $396,846   $192,212      $265,981         $80,659      $25,808     $961,506
Income (loss) from operations                   43,756        709        18,413          22,014       (9,968)      74,924
Depreciation and amortization                   12,221      6,072         3,593           1,946        2,895       26,727

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


11.  RELATED PARTY TRANSACTIONS AND BALANCES

Foam Funding LLC Debt

     During the quarter ended September 30, 2001, Foamex Carpet paid $0.6 million of interest and $3.5 million of principal on notes payable to Foam Funding LLC. During the year to date period ended September 30, 2001, Foamex Carpet paid $2.5 million of interest and $8.8 million of principal on notes payable to Foam Funding LLC.

     During the quarter ended September 30, 2000, subsidiaries of the Company paid $1.3 million of interest on notes payable to Foam Funding LLC. During the year to date period ended September 30, 2000, subsidiaries of the Company paid $4.5 million of interest and $39.3 million of principal on notes payable to Foam Funding LLC.

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12.    COMMITMENTS AND CONTINGENCIES (continued)

     Under the terms of the stipulation of settlement related to the Delaware Action (which has been filed with the Delaware Court), the Company agreed that a special nominating committee of the Board of Directors, consisting of Robert J. Hay as chairman, Stuart J. Hershon, John G. Johnson, Jr., and John V. Tunney, would nominate two additional independent directors to serve on the Board. The terms of the agreement also established the criteria for the independence of the directors and required that certain transactions with affiliates be approved by a majority of the disinterested members of the Board. On January 9, 2001, the Court ordered the Watchung Action dismissed with prejudice only as to the named plaintiffs Watchung Road Associates, L.P. and Pyramid Trading Limited Partnership. The dismissal did not have any effect on the claims asserted in the consolidated action.

     The settlement of the Delaware Action is subject to court approval, which, if obtained, will resolve all outstanding shareholder litigation against the Company and its current and former directors and officers. The settlements of the Federal Action and the Delaware Action involve no admissions or findings of liability or wrongdoing by the Company or any individuals. If management's assessment of the Company's liability with respect to these actions is incorrect, such actions could have a material adverse effect on the financial position, results of operations and cash flows of the Company.

Litigation - Breast Implants

     As of November 8, 2001, the Company and Trace were two of multiple defendants in actions filed on behalf of approximately 1,955 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. The Company believes that the number of suits and claimants may increase. During 1995, the Company and Trace were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final.

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

Environmental and Health and Safety

     The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of September 30, 2001, the Company had accruals of approximately $3.8 million for environmental matters. During 1998, the Company established an allowance of $1.2 million relating to receivables from Trace for environmental indemnifications due to the financial difficulties of Trace.

     The Clean Air Act Amendments of 1990 (the "1990 CAA Amendments") provide for the establishment of federal emission standards for hazardous air pollutants including methylene chloride, propylene oxide and TDI, materials used in the manufacturing of foam. On December 27, 1996, the United States Environmental Protection Agency (the "EPA") proposed regulations under the 1990 CAA Amendments that will require manufacturers of slab stock polyurethane foam and foam fabrication plants to reduce emissions of methylene chloride. The final National Emission Standard for Hazardous Air Pollutants ("NESHAP") was promulgated October 7, 1998. NESHAP requires a reduction of approximately 70% of the emission of methylene chloride for the slab stock foam industry effective October 7, 2001. Through the use of alternative technologies, including VPFSM, which do not utilize methylene chloride and the Company's ability to shift current production to the facilities which use these alternative technologies, the Company is in compliance with these regulations. The 1990 CAA Amendments also may result in the imposition of additional standards regulating air emissions from polyurethane foam manufacturers, but these standards have not yet been proposed or promulgated.

     The Company has reported to the appropriate state authorities that it has found soil and/or groundwater contamination in excess of state standards at seven sites. These sites are in various stages of investigation or remediation. Accordingly, the extent of contamination and the ultimate liability is not known with certainty for all sites. The Company has accruals of $2.2 million for the estimated cost of remediation, including professional fees and monitoring costs, for these sites. During 2000, Foamex L.P., a wholly owned subsidiary of the Company, reached an indemnification agreement with the former owner of the Morristown, Tennessee facility. The agreement allocates the incurred and future remediation costs between the former owner and Foamex L.P. The estimated allocation of future costs for the remediation of this facility is not significant, based on current information known. The former owner was Recticel Foam Corporation, a subsidiary of Recticel s.a.

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

Future Accounting Changes

     During the third quarter of 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued. SFAS No. 141 addresses financial accounting and reporting for business combinations and limits the accounting for business combinations to the purchase method. The statement will be effective for all business combinations, including the acquisition referenced above, with an acquisition date of July 1, 2001, or later. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. A key change as a result of implementing SFAS No. 142 will be that goodwill and certain other intangibles will no longer be amortized and there may be more volatility in the reported results than under the previous standard because impairment losses are likely to occur irregularly and in varying amounts. Any impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS No. 142 will be reported as resulting from a change in accounting principle. Any goodwill and intangible assets acquired after June 30, 2001, including the acquisition discussed in Note 2, will be subject immediately to the nonamortization and amortization provisions of SFAS No. 142. The Company continues to evaluate SFAS No. 141 and SFAS No. 142 and has not yet determined the impact.

     Also during the third quarter of 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") was issued. SFAS No. 143 requires the recognition of a liability for the estimated cost of disposal as part of the initial cost of a long-lived asset and will be effective in 2003. Subsequent to the third quarter of 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") was issued. SFAS No. 144 will provide a single approach for measuring the impairment of long-lived assets, including a segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. SFAS No. 144 will be effective in 2002. The Company has not yet determined the impact of SFAS No. 143 and SFAS No. 144.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2001
COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2000

                                                           Carpet
                                                 Foam      Cushion       Automotive     Technical
                                               Products    Products      Products        Products       Other         Total
                                               --------    --------      ----------     ----------     -------      --------
                                                                   (thousands)
Quarterly period ended September 30, 2001
Net sales                                     $131,042     $60,948       $95,705          $29,653      $9,063      $326,411
Income (loss) from operations                   20,666        (846)        4,128            4,861      (3,352)       25,457
Depreciation and amortization                    3,916       2,038         1,182              821         530         8,487
Income (loss) from operations
   as a percentage of net sales                  15.8%       (1.4)%         4.3%            16.4%        n.m.*         7.8%

Quarterly period ended September 30, 2000
Net sales                                    $135,999     $63,301        $76,242         $27,029      $7,095      $309,666
Income (loss) from operations                  15,554       1,428          3,985           7,651      (4,125)       24,493
Depreciation and amortization                   4,132       2,068          1,198             657       1,401         9,456
Income (loss) from operations
   as a percentage of net sales                 11.4%        2.3%           5.2%           28.3%        n.m.*         7.9%

Year to date period ended September 30, 2001
Net sales                                   $380,529    $172,166        $281,074         $81,791     $27,019      $942,579
Income (loss) from operations                 51,772      (3,011)         17,168          18,888      (5,633)       79,184
Depreciation and amortization                 11,574       6,123           3,520           2,428       1,416        25,061
Income (loss) from operations
   as a percentage of net sales                13.6%       (1.7)%           6.1%           23.1%       n.m.*          8.4%

Year to date period ended September 30, 2000
Net sales                                   $396,846    $192,212        $265,981         $80,659     $25,808      $961,506
Income (loss) from operations                 43,756         709          18,413          22,014      (9,968)       74,924
Depreciation and amortization                 12,221       6,072           3,593           1,946       2,895        26,727
Income (loss) from operations
   as a percentage of net sales                11.0%        0.4%            6.9%           27.3%       n.m.*          7.8%

* not meaningful

Income from Operations

     Net sales for the third quarter of 2001 increased 5.4% to $326.4 million from $309.7 million in the third quarter of 2000. The increase was primarily attributable to improved sales in the Automotive Products and Technical Products segments, partially offset by decreases in Foam Products and Carpet Cushion Products. The improvement in sales partially reflected the impact of sales related to the acquisition, discussed in Note 2.

     The gross profit margin was 14.1% in the third quarter of 2001 and 14.4% in the third quarter of 2000. Certain favorable raw material cost reductions had the effect of improving the gross profit margin percentage in the third quarter of 2001 by approximately xx percentage points. There can be no assurance that these cost reductions will continue at the same level for the balance of the year. Selling, general and administrative expenses were 17.1% higher in the third quarter of 2001. The increase included the impact of higher professional fees, including those related to the change in independent accountants.

     Income from operations for the third quarter of 2001 was $25.5 million, which represented a 3.9% increase from the $24.5 million recorded during the comparable 2000 period. Results included restructuring and other charges of $0.3 million in 2001 and $2.8 million in 2000. Restructuring and other charges recorded during 2001 are discussed under "Other" below. Excluding the restructuring and other charges for comparison purposes, income

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

from operations was $25.7 million in the third quarter of 2001 compared to $27.3 million in the 2000 third quarter. On this basis, income from operations was 7.9% of net sales in 2001 compared to 8.8% of net sales in 2000.

     Foam Products

     Foam Products net sales for the third quarter of 2001 decreased 3.6% to $131.0 million from $136.0 million in the third quarter of 2000. The decrease primarily reflected the domestic economic slow down that impacted the markets for furniture manufacturers and for other foam fabricators. Despite the sales decline, income from operations increased 32.9%, from $15.6 million in the third quarter of 2000 to $20.7 million in the third quarter of 2001. Income from operations was 15.8% of net sales in 2001, up from 11.4% in 2000.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the third quarter of 2001 decreased 3.7% to $60.9 million in 2001 from $63.3 million in the third quarter of 2000.
Lower selling prices in certain product lines and a lower value shipment mix resulted in the sales decline, partially offset by slightly higher sales volume. Sales declines translated to a loss from operations of $0.8 million in the third quarter of 2001 compared to income from operations of $1.4 million in 2000 third quarter. The loss from operations represented 1.4% of net sales in 2001 and the income from operations in 2000 represented 2.3% of net sales.

     Automotive Products

     Automotive Products net sales for the third quarter of 2001 increased 25.5% to $95.7 million from $76.2 million in the third quarter of 2000. The improvement primarily reflected new product programs and renewed activity following inventory corrections in the domestic automotive industry earlier in the year. Higher sales translated into a 3.6% increase in income from operations, from $4.0 million in the third quarter of 2000 to $4.1 million in the third quarter of 2001. Income from operations represented 4.3% of net sales in 2001 and 5.2% in 2000.

     Technical Products

     Net sales for Technical Products in the third quarter of 2001 were up 9.7% to $29.7 million from $27.0 million in the third quarter of 2000. Higher sales primarily reflected sales from the acquisition, discussed in Note 2. Income from operations decreased 36.5% to $4.9 million in the third quarter of 2001 compared to $7.7 million in the third quarter of 2000. The decline reflected a lower value shipment mix and a slow down in the technology industry. Income from operations represented 16.4% of net sales in 2001 compared to 28.3% in 2000.

     Other

     Other primarily consists of certain manufacturing operations in Mexico, corporate expenses not allocated to business segments and restructuring and other charges. The increase in net sales associated with this segment primarily resulted from the Company's Mexico City operation. The loss from operations was $3.4 million in the third quarter of 2001 and included restructuring and other charges, discussed below. The $4.1 million loss from operations in the third quarter of 2000 also included restructuring and other charges, discussed below.

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

     During the third quarter of 2001, the Company recorded restructuring and other charges of $0.3 million for changes in estimates for previously recognized restructuring plans.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense totaled $15.4 million in the third quarter of 2001, which represented a 19.9% decrease from the 2000 third quarter expense of $19.3 million. The decrease was attributable to lower average debt levels and lower effective interest rates. As discussed in Note 8, a provision of the Foamex L.P. credit facility requires an incremental interest rate margin based on the debt leverage ratio, as defined. During the fourth quarter of 2001, interest expense will be benefit from the elimination of a 75 basis point cumulative adjustment.

     Income from Equity Interest in Joint Venture

     Income from an equity interest in an Asian joint venture totaled $0.4 million for the third quarter of 2001 compared to $0.3 million in the third quarter of 2000.

     Other Expense, Net

     Other net expense recorded for the third quarter of 2001 totaled $1.5 million and included losses on the disposition of fixed assets, impairment of fixed assets and the resolution of a sales tax claim. During the third quarter of 2000, other net expense recorded totaled $0.7 million and included losses on the disposition of fixed assets.

     Income Tax Expense

     The effective tax rates in 2001 and 2000 reflected the partial reversal of the deferred income tax asset valuation allowance recognized in 1998. The valuation allowance was reduced to reflect the utilization of Federal loss carryforwards that reduced the current tax component of the Federal tax provision. Additionally, the valuation allowance was reduced to offset the net deferred Federal tax liability generated in 2001 and 2000. At year-end 2000, the Company had approximately $178.5 million of net operating loss carryforwards for Federal income tax purposes, expiring from 2010 to 2020. Under the Internal Revenue Code, Section 382 (the "Section 382 Loss Limitations") certain changes in ownership of the Company's common stock over a series of years can result in an annual limitation on the utilization of net operating loss carryforwards and can also result in modifications to the carryforwards period. During the third quarter of 2001, the Company determined that these Section 382 Loss Limitations were triggered by certain common stock transactions that occurred during 2001. The Company is in the process of determining the annual limitation amounts.

     Net Income

     Net income for the third quarter of 2001 was $7.4 million compared to $3.8 million recorded in the third quarter of 2000.

RESULTS OF OPERATIONS FOR THE YEAR TO DATE PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO THE YEAR TO DATE PERIOD ENDED SEPTEMBER 30, 2000

Income from Operations

     Net sales for the first three quarters of 2001 decreased 2.0% to $942.6 million from $961.5 million in the first three quarters of 2000. The decline was primarily attributable to lower sales in Foam Products and Carpet Cushion Products.

     The gross profit margin was 14.6% in the first three quarters of 2001 compared to 14.1% in the comparable period in 2000. Certain favorable raw material cost reductions had the effect of improving the gross profit margin percentage in the first three quarters of 2001 by approximately 1.7 percentage points. There can no assurance that these cost reductions will continue at the same level for the balance of the year. Selling, general and administrative expenses were 7.1% higher in the first three quarters of 2001. The increase included the impact of higher professional fees including those associated with the change in independent accountants.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

     Income from operations for the first three quarters of 2001 was $79.2 million, which represented a 5.7% increase from the $74.9 million recorded during the comparable 2000 period. Results included restructuring and other charges of $0.2 million in 2001 and $6.1 million in the first three quarters of 2000. Restructuring and other charges recorded during 2001 are discussed under "Other" below. Excluding the restructuring and other charges for comparison purposes, income from operations was $79.4 million for the first three quarters of 2001 compared to $81.0 million in the comparable 2000 period. On this basis, income from operations was 8.4% of net sales in 2001 and 2000. In addition to the certain raw material cost reductions discussed above, cost reduction programs and increases in certain selling prices were also positive factors.

     Foam Products

     Foam Products net sales for the three quarters of 2001 decreased 4.1% to $380.5 million from $396.8 million in the comparable period of 2000. The decrease primarily reflected the domestic economic slow down that impacted the markets for furniture manufacturers and other foam fabricators. Despite the sales decline, income from operations increased 18.3%, from $43.8 million in the first three quarters of 2000 to $51.8 million in the comparable period of 2001. Income from operations was 13.6% of net sales in 2001, up from 11.0% in 2000.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the first three quarters of 2001 decreased 10.4% to $172.2 million from $192.2 million in the comparable period of 2000. The sales decline continued to reflect competitive pressures that resulted in lower sales volumes across all product lines. Lower selling prices in certain product lines and a lower value shipment mix also contributed to the sales decline. Sales declines translated to a loss from operations of $3.0 million in the first three quarters of 2001 compared to earnings of $0.7 million in 2000. The loss from operations represented 1.7% of net sales in 2001 and income from operations represented 0.4% of net sales in 2000.

     Automotive Products

     Automotive Products net sales for the first three quarters of 2001 increased 5.7% to $281.1 million from $266.0 million in the first three quarters of 2000. The improvement primarily reflected new product programs and renewed activity following inventory corrections in the domestic automotive industry earlier in the year. Income from operations declined 6.8%, from $18.4 million in the first three quarters of 2000 to $17.2 million in the first three quarters of 2001. Income from operations represented 6.1% of net sales in 2001 and 6.9% in 2000.

     Technical Products

     Net sales for Technical Products in the first three quarters of 2001 were up 1.4% to $81.8 million from $80.7 million in the comparable period of 2000. Higher sales primarily reflected sales from the acquisition discussed in Note 2. Income from operations decreased 14.2% to $18.9 million in the first three quarters of 2001 compared to $22.0 million in the first three quarters of 2000. The decline reflected a lower value shipment mix and a slow down in the technology industry. Income from operations represented 23.1% of net sales in 2001 compared to 27.3% in 2000.

     Other

     Other primarily consists of certain manufacturing operations in Mexico, corporate expenses not allocated to business segments and restructuring and other charges. The increase in net sales associated with this segment primarily resulted from higher net sales from the Company's Mexico City operation. The loss from operations was $5.6 million in the first three quarters of 2001 and included restructuring and other charges, discussed below. The $10.0 million loss from operations in the first three quarters of 2000 included restructuring and other charges totaling $6.1 million. The 2000 loss also included professional fees associated with the resolution of certain change in control issues following the Trace bankruptcy and the settlement of certain shareholder litigation.

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

     During the third quarter of 2001, the Company recorded restructuring and other charges of $0.3 million for changes in estimates for previously recognized restructuring plans.

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

     The Company paid $5.2 million during the three quarters of 2001 for the various restructuring plans recorded as of December 31, 2000 and during the first and second quarters of 2001. As of September 30, 2001, the components of the net accrued restructuring and other charges balance included $3.4 million for plant closure and lease costs and $1.6 million for personnel reductions. All employees impacted by the first and second quarter 2001 work force reductions were terminated by the end of the second quarter of 2001. Approximately $0.6 million is expected to be spent during the remainder of 2001 for the various restructuring plans.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense totaled $49.4 million in the first three quarters of 2001, which represented a 12.9% decrease from $56.7 million recorded during the first three quarters of 2000. The decrease was attributable to lower average debt levels and lower effective interest rates. As discussed in Note 8, a provision of the Foamex L.P. credit facility requires an incremental interest rate margin based on the debt leverage ratio, as defined. During the fourth quarter of 2001, interest expense will be benefit from the elimination of a 75 basis point cumulative adjustment.

     Income from Equity Interest in Joint Venture

     Income  from an equity  interest  in an Asian joint  venture  totaled  $0.9 million for the first three quarters of 2001 compared to $1.0 million in the comparable period of 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.


     Other Expense, Net

     Other net expense recorded for the first three quarters of 2001 totaled $2.1 million and primarily included letter of credit fees, losses on the disposition of fixed assets, impairment of fixed assets and the resolution of a sales tax claim. During the first three quarters of 2000, other net expense recorded totaled $2.5 million and primarily included costs incurred related to a proposed buyout transaction and losses on the disposition of fixed assets.

     Income Tax Expense

     The effective tax rates in 2001 and 2000 reflected the partial reversal of the deferred income tax asset valuation allowance recognized in 1998. The valuation allowance was reduced to reflect the utilization of Federal loss carryforwards that reduced the current tax component of the Federal tax provision. Additionally, the valuation allowance was reduced to offset the net deferred Federal tax liability generated in 2001 and 2000. At year-end 2000, the Company had approximately $178.5 million of net operating loss carryforwards for Federal income tax purposes, expiring from 2010 to 2020. Under the Internal Revenue Code, Section 382 (the "Section 382 Loss Limitations") certain changes in ownership of the Company's common stock over a series of years can result in an annual limitation on the utilization of net operating loss carryforwards and can also result in modifications to the carryforwards period. During the third quarter of 2001, the Company determined that these Section 382 Loss Limitations were triggered by certain common stock transactions that occurred during 2001. The Company is in the process of determining the annual limitation amounts.

     Net Income

     Net income for the first three quarters of 2001 was $24.0 million compared to $13.6 million recorded in the first three quarters of 2000.

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

     Cash and cash equivalents totaled $7.9 million at the end of the third quarter of 2001 compared to $4.9 million at the end of 2000. Working capital at the end of the third quarter of 2001 was $72.0 million and the current ratio was
1.3 to 1 compared to working capital at the end of 2000 of $103.3 million and a current ratio of 1.5 to 1. Significant changes in working capital included a $40.0 million increase in accounts receivable and a $65.9 million increase in accounts payable. During the second quarter of 2001, the Company achieved improved payment terms with a number of vendors that contributed to the improvement of working capital and may have a more significant favorable effect in the future.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

     Total debt at the end of the third quarter of 2001 was $667.6 million, down $44.3 million from year-end 2000. As of September 30, 2001, there were $118.0 million of revolving credit borrowings, at a weighted average interest rate of 7.69%, under the Foamex L.P. credit facility with $31.3 million available for additional borrowings and $20.7 million of letters of credit outstanding. Foamex Canada Inc. ("Foamex Canada") did not have any outstanding borrowings as of September 30, 2001 under Foamex Canada's revolving credit agreement, with unused availability of approximately $5.1 million. Foamex Carpet did not have any outstanding borrowings under the Foamex Carpet credit facility at September 30, 2001, with unused availability of $14.8 million.

     Foamex L.P. and Foamex Carpet, the principal subsidiaries of the Company, were in compliance with the various financial covenants of their loan agreements as of September 30, 2001. Business conditions in 2001 have continued to limit results and covenant compliance remains a primary focus of the Company.

     As disclosed previously in the Form 10-K for the year ended December 31, 2000, various Foamex L.P. debt agreements contain certain quarterly financial covenants, which become more restrictive during 2001. Foamex L.P. anticipates that it will continue to comply in 2001 with the quarterly financial covenants in the applicable debt agreements. Management's current business plans for Foamex L.P. anticipate customer selling price management in response to raw material cost changes, improved working capital management, comparable capital expenditures to the prior year, declining interest rates, successful implementation of on-going cost savings initiatives and improved operating efficiencies. The continued achievement of the business plans and the realization of proceeds resulting from the implementation of an improved asset utilization program are necessary for compliance with the various financial covenants for the remainder of 2001.

     As disclosed previously in the Form 10-K for the year ended December 31, 2000, various Foamex Carpet debt agreements contain certain quarterly financial covenants, which become more restrictive during 2001. Foamex Carpet anticipates that it will continue to comply in 2001 with the quarterly financial covenants in the applicable debt agreements. Management's current business plans for Foamex Carpet anticipate customer selling price increases, improved working capital management, comparable capital expenditures to the prior year, declining interest rates, successful implementation of on-going cost savings initiatives and improved operating efficiencies. The continued achievement of the business plans and the realization of proceeds resulting from the implementation of an improved asset utilization program are necessary for compliance with the various financial covenants for the remainder of 2001.

     The possibility exists that certain financial covenants will not be met if business conditions are other than as anticipated, the asset utilization program does not result in the realization of adequate proceeds, or other unforeseen events impact results. In the absence of a waiver of or amendment to such financial covenants, such noncompliance would constitute a default under the applicable debt agreements, and the lenders would be entitled to accelerate the maturity of the indebtedness outstanding thereunder. In the event that such noncompliance  appears  likely,  or occurs,  the Company  will seek the lenders'
approvals of amendments to, or waivers of, such financial covenants. Historically, the Company has been able to renegotiate financial covenants and/or obtain waivers, as required, and management believes such waivers and/or amendments could be obtained if required. However, there can be no assurance of future amendments or waivers will be obtained.

     Cash Flow from Operating Activities

     Cash provided by operating activities in the first three quarters of 2001 was $73.7 million compared to $67.5 million for the first three quarters of 2000. The increase primarily reflected improved results and reduced working capital requirements.

     Cash Flow from Investing Activities

     Cash used for investing activities totaled $34.1 million for the first three quarters of 2001. Cash requirements included capital expenditures of $16.8 million, and $17.0 million for asset purchases, see Note 2. In the first three quarters of 2000, cash flow used for investing activities totaled $16.6 million, which included $19.0 million of capital expenditures, partially offset by $3.5 million of proceeds from the sale of assets. The estimate of capital expenditures for 2001 are expected to be less than $25.0 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

     Cash Flow from Financing Activities

     Cash used for financing activities was $36.5 million for the first three quarters of 2001 compared to cash used of $51.1 million in the comparable period of 2000. Cash requirements for 2001 primarily reflected debt repayments, partially offset by an increase in cash overdrafts. During the first half of 2000, the $34.0 million Foamex/GFI Note was repaid with borrowings under the Foamex L.P. revolving credit facility.

     Environmental Matters

     The Company is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with the Company's compliance with such laws and regulations did not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by the Company in connection with environmental matters as of September 30, 2001 was $3.8 million. Although it is possible that new information or future developments could require the Company to reassess its potential exposure to all pending environmental matters, including those described in Note 12 to the Company's condensed consolidated financial statements, the Company believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position.

     Market Risk

     The Company's debt securities with variable interest rates are subject to market risk for changes in interest rates. On September 30, 2001, indebtedness with variable interest rates totaled $412.5 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $4.1 million.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See the "Market Risk" section under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II - Other Information.

Item 1.   Legal Proceedings.

          Reference is made to the description of the legal proceedings contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The information from Note 12 of the condensed consolidated financial statements incorporated herein by reference.

Item 4.   Submission of Matters to a Vote of Security Holders.

          The Company held its Annual Meeting of Stockholders on August 3, 2001. A summary of the proposals and voting results was reported in Form 10-Q for the second quarter of 2001.

Item 5.   Other Information.

          As previously reported, on June 28, 2001, PricewaterhouseCoopers LLP, the Company's independent auditor resigned. The Company announced early in July that Deloitte & Touche LLP were retained as the new independent auditor. Additional information concerning these developments were included in the Current Reports on Form 8-K and 8-K/A, referenced in Item 6(b) below.

          On August 10, 2001, the Company announced John V. Tunney was named Vice Chairman of the Company's Board of Directors.

          On October 15, 2001, the Company announced John C. Culver was elected to the Company's Board of Directors. Mr. Culver, 69, was a former Senator from Iowa and since 1981 has been a senior partner at Arent Fox law firm in Washington, D.C.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

          (b) The Company filed the following Current Reports on Form 8-K for the quarter ended June 30, 2001:

               On July 6, 2001, an amended report concerning the resignation of the independent accountants of the Company was filed with the required disclosures under Item 4. Changes in Registrant's Certifying Accountant.

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


                                    FOAMEX INTERNATIONAL INC.


Date:  November 9, 2001             By:      /s/ Michael D. Carlini
                                         ----------------------------
                                         Michael D. Carlini
                                         Senior  Vice  President - Finance and
                                         Chief Accounting Officer