Form 10-K/A
period 2000-12-31
FOAMEX INTERNATIONAL INC
filed 2002-02-25
CIK 912908

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 Amendment No. 2

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

                         Commission file number: 0-22624

                            FOAMEX INTERNATIONAL INC.
             ------------------------------------------------------
             (Exact Name of registrant as Specified in its Charter)

            Delaware                                          05-0473908
-------------------------------                         ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification Number)

1000 Columbia Avenue, Linwood, PA                               19061
-----------------------------------                     ----------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (610) 859-3000
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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                Amendment No. 2

Item 8 - Financial Statements and Supplementary Data is hereby amended to restate unaudited 1999 quarterly financial data presented in Note 21 to the consolidated financial statements. The restatement of this data was required since the Company subsequently determined that certain fourth quarter 1999 adjustments should have been recorded in prior quarters in 1999.

Item 14 - Exhibits, Financial Statement Schedules and Reports is hereby amended to include a restated Exhibit 14 (a) - Financial Statements to include the disclosures discussed above and to include Exhibit 23.1 - Consent of Independent Accountants.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 21st day of February 2002.

                                   FOAMEX INTERNATIONAL INC.


                                   By: /s/  Peter W. Johnson
                                       --------------------------------
                                   Name:  Peter W. Johnson
                                   Title: President and Chief Operating Officer
                                          (Principal Executive Officer)



                                   By: /s/ Thomas E. Chorman
                                       --------------------------------
                                   Name:  Thomas E. Chorman
                                   Title: Executive Vice President,
                                          Chief Financial Officer and
                                          Chief Administrative Officer



                                   By: /s/  Michael D. Carlini
                                       --------------------------------
                                   Name:  Michael D. Carlini
                                   Title: Senior Vice President - Finance
                                          and Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf by the registrant and in the capacities and on the dates indicated:

Signature                         Title                       Date


/s/ Marshall S. Cogan             Chairman of the Board       February 21, 2002
----------------------------
    Marshall S. Cogan


/s/ Robert J. Hay                 Chairman Emeritus           February 21, 2002
----------------------------        and Director
    Robert J. Hay


/s/ Julie Nixon Eisenhower        Director                    February 21, 2002
----------------------------
    Julie Nixon Eisenhower


/s/ Stuart J. Hershon             Director                    February 21, 2002
----------------------------
    Stuart J. Hershon


/s/ Virginia A. Kamsky            Director                    February 21, 2002
----------------------------
    Virginia A. Kamsky


/s/ Raymond E. Mabus              Director                    February 21, 2002
----------------------------
    Raymond E. Mabus


/s/ Steven B. Sharpe              Director                    February 21, 2002
----------------------------
    Steven B. Sharpe


/s/ John V. Tunney                Vice Chairman and Director  February 21, 2002
----------------------------
    John V. Tunney

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

4.9.2(p) - Promissory  Note,  dated June 12, 1997,  in the  aggregate  principal amount of $4,794,828, executed by Trace Holdings to Foamex L.P.
4.10.1(x) - Credit Agreement, dated as of February 27, 1998, by and among Foamex
     Carpet, the institutions from time to time party thereto as lenders, the institutions from time to time party thereto as issuing banks and Citicorp USA, Inc. and The Bank of Nova Scotia, as administrative agents.
4.10.2(x) - Foamex International  Guaranty,  dated as of February 27, 1998, made by Foamex  International  in favor of Citicorp  USA,  Inc.,  as  Collateral
     Agent.
4.10.3(x) - Foamex  International  Pledge  Agreement,  dated as of February  27,
     1998, made by Foamex International in favor of Citicorp USA, Inc., as Collateral Agent.
4.10.4(x) - New GFI Security  Agreement,  dated as of February 27, 1998, made by
     Foamex Carpet in favor of Citicorp USA, Inc., as Collateral Agent. 4.10.5(x) - New GFI Intercreditor Agreement, dated as of February 27, 1998, by and among Foamex Carpet, The Bank of Nova Scotia, as Administrative Agent, and Citicorp USA, Inc., as Administrative Agent and Collateral Agent.
4.10.6(x) - FII Intercreditor  Agreement,  dated as of February 27, 1998, by and between Foamex International and Citicorp USA, Inc., as Collateral Agent. 4.10.9(dd) - Amendment No. 1 to Foamex Carpet Credit Agreement, dated October
     30, 1998.
4.10.10(bb) - Amendment No. 2 to Foamex Carpet Credit Agreement, dated March 12,
     1999.
4.10.11(ee) - Foamex L.P. Credit Agreement,  dated June 12, 1997, as amended and restated as of February 27, 1998 as further amended and restated as of June 29, 1999 among Foamex L.P., FMXI, the institutions from time to time party thereto as lenders, the institutions from time to time party thereto as issuing banks and Citicorp USA, Inc. and the Bank of Nova Scotia as Administrative Agents.
4.10.12(ee) - Amendment No. 3 to Foamex Carpet Credit Agreement,  dated June 30,
     1999.
4.10.13(ee) - Foamex International  Pledge Agreement,  dated June 30, 1999, made by Foamex International in favor of Citicorp U.S.A. Inc. as FII Intercreditor Collateral Agent.
4.10.14(ff) -  Amendment  No.  1 to the  Foamex  L.P.  Credit  Agreement,  dated
     December 23, 1999, as amended and restated as of February 27, 1998 as further amended and restated as of June 29, 1999 among Foamex L.P., FMXI, the institutions from time to time party thereto as lenders, the institutions from time to time party thereto as issuing banks and Citicorp USA, Inc. and the Bank of Nova Scotia as Administrative Agents.
4.10.15(gg) -  Amendment  No.  2 to the  Foamex  L.P.  Credit  Agreement,  dated
     February 16, 2000, as amended and restated as of February 27, 1998 as further amended and restated as of June 29, 1999 among Foamex L.P., FMXI, the institutions from time to time party thereto as lenders, the institutions from time to time party thereto as issuing banks and Citicorp USA, Inc. and the Bank of Nova Scotia as Administrative Agents.
4.10.16(gg) - Amendment No. 4 to Foamex Carpet Cushion Agreement, dated February
     18, 2000.
4.11.1(x) -  Promissory  Note of Foamex L.P. in favor of Foam Funding LLC in the principal amount of $34 million, dated February 27, 1998.
4.12.1(x) - Promissory Note of Foamex Carpet in favor of Foam Funding LLC in the principal amount of $70.2 million, dated February 27, 1998.
4.12.2(bb) -  Amendment  to  Promissory  Note of Foamex  Carpet in favor of Foam
     Funding LLC dated March 15, 1999.
4.12.3(ee) -  Amendment  to  Promissory  Note of  Foamex  L.P.  in favor of Foam
     Funding LLC dated as of June 30, 1999.
4.12.4(ee) -  Amendment  to  Promissory  Note of Foamex  Carpet in favor of Foam
     Funding LLC dated as of June 30, 1999.
4.12.5(gg) -  Amendment  to  Promissory  Note of Foamex  Carpet in favor of Foam
     Funding LLC dated as of February 18, 2000.
4.13(dd) - Waiver, dated as of April 15, 1999 to the Credit Agreement, dated as of February 27, 1998, among Foamex Carpet, the institutions party thereto as Lenders, the institutions party thereto as Issuing Banks, and Citicorp USA, Inc. and The Bank of Nova Scotia as Administrative Agents.

4.13.1(ff) - Waiver, dated as of April 15, 1999 to the Promissory Note, dated as of February 27, 1998, payable by Foamex Carpet to Foam Funding LLC. 4.13.2(ff) - Waiver, dated as of May 6, 1999 to the Promissory Note, dated as of
     February 27, 1998, payable by Foamex Carpet to Foam Funding LLC.
4.14(hh) - Letter Agreement,  dated as of July 31, 2000, between the Company and
     The Bank of Nova Scotia.
4.14.1(jj) -  Certificate  of  Designations  of Series B Preferred  Stock of the
     Company.
10.1.1(p) - Amendment  to Master  Agreement,  dated as of June 5, 1997,  between
     Citibank, N.A. and Foamex L.P.
10.1.2(p) - Amended  Confirmation,  dated as of June 13, 1997, between Citibank,
     N.A. and Foamex L.P.
10.1.3(w)  -  Amended  Confirmation,  dated  as of  February  2,  1998,  between
     Citibank, N.A. and Foamex L.P.
10.2(h) -  Reimbursement  Agreement,  dated as of March 23, 1993,  between Trace
     Holdings and General Felt.
10.3(h) - Shareholder Agreement,  dated December 31, 1992, among Recticel,  s.a.
     ("Recticel"), Recticel Holding Noord B.V., Foamex L.P., Beamech Group Limited, LME-Beamech, Inc., James Brian Blackwell, and Prefoam AG relating to a foam technology-sharing arrangement.
10.4.1(k) - Asset Transfer Agreement, dated as of October 2, 1990, between Trace
     Holdings and Foamex L.P. (the "Trace Holdings Asset Transfer Agreement"). 10.4.2(k) - First Amendment, dated as of December 19, 1991, to the Trace
     Holdings  Asset  Transfer  Agreement.
10.4.3(k) - Amended and Restated  Guaranty,  dated as of December 19, 1991, made by Trace Foam in favor of Foamex L.P.
10.5.1(k) - Asset  Transfer  Agreement,  dated as of October  2,  1990,  between
     Recticel Foam Corporation ("RFC") and Foamex L.P. (the "RFC Asset Transfer Agreement").
10.5.2(k) - First  Amendment,  dated as of December 19,  1991,  to the RFC Asset
     Transfer Agreement.
10.5.3(k) -  Schedule  5.03 to the  RFC  Asset  Transfer  Agreement  (the  "5.03
     Protocol").
10.5.4(h) - The 5.03  Protocol  Assumption  Agreement,  dated as of October  13,
     1992, between RFC and Foamex L.P.
10.5.5(h) - Letter Agreement  between Trace Holdings and Recticel  regarding the
     Recticel Guaranty, dated as of July 22, 1992.
10.6(l) - Supply Agreement,  dated June 28, 1994, between Foamex L.P. and Foamex
     International.
10.7.1(l) - First  Amended  and  Restated  Tax  Sharing  Agreement,  dated as of
     December 14, 1993, among Foamex L.P., Trace Foam, FMXI and Foamex International.
10.7.2(d) - First Amendment to First Amended and Restated Tax Sharing Agreement, dated as of June 12, 1997, by and among Foamex L.P., Foamex International, FMXI and Trace Foam.
10.7.3(w)  -  Second  Amendment  to  First  Amended  and  Restated  Tax  Sharing
     Agreement, dated as of December 23, 1997, by and among Foamex L.P., Foamex International, FMXI, and Trace Foam.
10.7.4(y) - Third Amendment to First Amended and Restated Tax Sharing Agreement, dated as of February 27, 1998, by and between Foamex L.P., Foamex International and FMXI.
10.8.1(m) - Tax Distribution  Advance Agreement,  dated as of December 11, 1996, by and between Foamex L.P. and Foamex-JPS Automotive L.P.
10.8.2(d) - Amendment No. 1 to Tax Distribution  Advance Agreement,  dated as of
     June 12, 1997, by and between Foamex L.P. and Foamex International. 10.9.1(h) - Trace Foam Management Agreement between Foamex L.P. and Trace Foam, dated as of October 13, 1992.
10.9.2(l) - Affirmation Agreement re: Management Agreement, dated as of December
     14, 1993, between Foamex L.P. and Trace Foam.
10.9.3(d) - First Amendment to Management Agreement,  dated as of June 12, 1997, by and between Foamex L.P. and Trace Foam.
10.10.1(k) - Salaried Incentive Plan of Foamex L.P. and Subsidiaries.
10.10.2(k) - Trace Holdings 1987 Nonqualified Stock Option Plan.
10.10.3(k) - Equity Growth Participation Program.
10.10.4(o) - The Foamex L.P. Salaried Pension Plan (formerly,  "The General Felt
     Industries, Inc. Retirement Plan for Salaried Employees"), effective as of January 1, 1995.

10.10.5(u) - The Foamex L.P.  Hourly Pension Plan (formerly "The Foamex Products
     Inc. Hourly Employee Retirement Plan"), as amended December 31, 1995. 10.10.6(u) - Foamex L.P. 401(k) Savings Plan effective October 1, 1997. 10.10.7(ii) - Foamex International's Amended and Restated 1993 Stock Option
     Plan.
10.10.8(a) - Foamex International's Non-Employee Director Compensation Plan.
10.11.1 - Employment Agreement, dated as of January 1, 1999, by and between the Company and Marshall S. Cogan.
10.11.2(dd) - Employment  Agreement,  dated as of March 16, 1999, by and between
     Foamex International and John G. Johnson, Jr.
10.11.3 - Employment Agreement, amended effective as of January 29, 2001, by and between Foamex International and John Televantos.
10.12.1(a) - Warrant Exchange  Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and Marely.
10.12.2(a) - Warrant Exchange  Agreement,  dated as of December 14, 1993, by and between Foamex L.P. and DLJ Funding.
10.13(t) - Warrant  Agreement,  dated as of June 28, 1994, by and between Foamex
     International and Shawmut Bank.
10.14(o) - Stock  Purchase  Agreement,  dated as of December  23,  1993,  by and between Transformacion de Espumas u Fieltros, S.A., the stockholders which are parties thereto, and Foamex L.P.
10.15.1(r) - Asset Purchase Agreement, dated as of August 29, 1997, by and among
     General Felt, Foamex L.P., Bretlin, Inc. and The Dixie Group.
10.15.2(s) - Addendum to Asset Purchase Agreement,  dated as of October 1, 1997, by and among General Felt, Foamex L.P., Bretlin, Inc. and The Dixie Group. 10.16.1(x) - Supply Agreement, dated as of February 27, 1998, by and between
     Foamex L.P. and General Felt (as assigned to Foamex Carpet).
10.16.2(x) - Administrative  Services Agreement,  dated as of February 27, 1998, by and between Foamex L.P. and General Felt (as assigned to Foamex Carpet). 10.17(y) - Tax Sharing Agreement, dated as of February 27, 1998, between Foamex
     International and Foamex Carpet.
10.18.1(w) - Joint Venture  Agreement between Hua Kee Company Limited and Foamex
     Asia, Inc., dated as of July 8, 1997.
10.18.2(w) - Loan  Agreement  between Hua Kee Company  Limited and Foamex  Asia,
     Inc., dated as of July 8, 1997.
21   - Subsidiaries of registrant.
23   - Consent of Independent Accountants, PricewaterhouseCoopers LLP.
23.1 - Consent of Independent Accountants, PricewaterhouseCoopers LLP.
----------------------------

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

                                                                     Item 14(a)

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


PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 30, 2001

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                 December 31,   December 31,
ASSETS                                                                              2000           1999
                                                                                 ------------   ------------
                                                                                         (thousands)
CURRENT ASSETS
    Cash and cash equivalents                                                      $  4,890       $  6,577
    Accounts receivable, net of allowance for doubtful
      accounts and discounts of $9,926 and $9,549                                   170,590        166,571
    Inventories                                                                     100,334         97,882
    Deferred income taxes                                                                 -             60
    Other current assets                                                             22,788         23,602
                                                                                   --------       --------

            Total current assets                                                    298,602        294,692
                                                                                   --------       --------

PROPERTY, PLANT AND EQUIPMENT
    Land and land improvements                                                        6,805          6,947
    Buildings and leasehold improvements                                            100,169         98,939
    Machinery, equipment and furnishings                                            268,353        264,241
    Construction in progress                                                         21,964         14,851
                                                                                   --------       --------

            Total                                                                   397,291        384,978

    Less accumulated depreciation and amortization                                 (184,760)      (163,145)
                                                                                   --------       --------

       Property, plant and equipment, net                                           212,531        221,833

COST IN EXCESS OF ASSETS ACQUIRED, net of
accumulated amortization of $29,076 in 2000 and
$23,252 in 1999                                                                     209,125        215,258

DEBT ISSUANCE COSTS, net of
accumulated amortization of $10,675 in 2000 and
$6,791 in 1999                                                                       15,082         18,966

DEFERRED INCOME TAXES                                                                   328            285

OTHER ASSETS                                                                         19,812         30,279
                                                                                   --------       --------

TOTAL ASSETS                                                                       $755,480       $781,313
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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Years 2000, 1999 and 1998

                                                               2000                 1999           1998
                                                            ----------           ----------      ---------
                                                                 (thousands except per share amounts)
NET SALES                                                   $1,257,778           $1,294,639      $1,260,559

COST OF GOODS SOLD                                           1,085,753            1,114,331       1,106,054
                                                            ----------           ----------      ----------

GROSS PROFIT                                                   172,025              180,308         154,505

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                                    69,286               76,759           89,171

RESTRUCTURING AND OTHER CHARGES (CREDITS)                        6,268               10,491           (9,698)
                                                            ----------           ----------      -----------

INCOME FROM OPERATIONS                                          96,471               93,058           75,032

INTEREST AND DEBT ISSUANCE EXPENSE                              75,229               72,908           72,295

INCOME FROM EQUITY INTEREST IN JOINT VENTURE                     1,652                  512                -

OTHER INCOME (EXPENSE), NET                                     (3,042)               1,516          (14,348)
                                                            ----------           ----------      -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                 19,852               22,178          (11,611)

PROVISION FOR INCOME TAXES                                       2,839                2,462           58,242
                                                            ----------           ----------      -----------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                         17,013               19,716          (69,853)

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
    OF DEBT, NET OF INCOME TAXES                                     -                    -           (1,917)
                                                            ----------           ----------      -----------

NET INCOME (LOSS)                                           $   17,013           $   19,716      $   (71,770)
                                                            ==========           ==========      ===========

BASIC EARNINGS (LOSS) PER SHARE
   BEFORE EXTRAORDINARY LOSS                                $     0.69           $     0.79      $     (2.79)
   EXTRAORDINARY LOSS                                                -                    -            (0.08)
                                                            ----------           ----------      -----------
   NET EARNINGS (LOSS)                                      $     0.69           $     0.79      $     (2.87)
                                                            ==========           ==========      ===========

DILUTED EARNINGS (LOSS) PER SHARE
   BEFORE EXTRAORDINARY LOSS                                $     0.67           $     0.78      $     (2.79)
   EXTRAORDINARY LOSS                                                -                    -            (0.08)
                                                            ----------           ----------      -----------
   NET EARNINGS (LOSS)                                      $     0.67           $     0.78      $     (2.87)
                                                            ==========           ==========      ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years 2000, 1999 and 1998

                                                                         2000                1999            1998
                                                                      ----------          ----------      ----------
OPERATING ACTIVITIES                                                                      (thousands)
   Net income (loss)                                                   $17,013             $19,716        $(71,770)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used for) operating activities:
     Depreciation and amortization                                      36,588              35,750          35,385
     Amortization of debt issuance costs, debt premium, deferred
        swap adjustment and gain, and debt discount                      1,335               1,315            (100)
     Asset write-downs and other charges (credits)                       2,621                 314          (7,972)
     Provision for uncollectible accounts                                2,838               2,758           2,611
     Retirement benefit funding (greater) less than expense             (7,198)              1,865             787
     Deferred income taxes                                                 513                 807          54,178
     Other, net                                                          1,957              (3,407)         (4,056)
   Changes in operating assets and liabilities:
     Accounts receivable                                                (6,857)             15,829         (12,085)
     Inventories                                                        (2,452)             38,776         (20,809)
     Accounts payable                                                      262             (62,692)         17,579
     Accrued restructuring                                              (3,352)                849         (14,946)
     Other assets and liabilities                                        7,720               6,839           7,272
                                                                       -------             -------        --------

        Net cash provided by (used for) operating activities            50,988              58,719         (13,926)
                                                                       -------             -------        -------

INVESTING ACTIVITIES
   Capital expenditures                                                (23,593)            (20,080)        (33,701)
   Proceeds from sale of assets                                          3,570              17,823           2,230
   Other investing activities                                           (1,850)                599          (1,290)
                                                                       -------             -------        --------

        Net cash used for investing activities                         (21,873)             (1,658)        (32,761)
                                                                       -------             -------        --------

FINANCING ACTIVITIES
   Repayments of short-term borrowings                                  (1,627)             (1,330)         (3,641)
   Net proceeds from (repayments of) revolving loans                    32,220             (25,753)         84,511
   Proceeds from long-term debt                                              -                   -         138,810
   Repayments of long-term debt                                        (20,550)            (17,281)       (143,047)
   Repayments of long-term debt-related party                          (41,898)             (9,652)         (5,265)
   Increase (decrease) in cash overdrafts                                1,029              (1,444)          7,300
   Debt issuance costs                                                       -              (7,866)         (2,029)
   GFI transaction costs                                                     -                   -          (5,229)
   GFI transaction payments of accounts payable                              -                   -          (4,800)
   GFI transaction purchase of assets                                        -                   -         (20,000)
   Payment of dividends                                                      -                   -          (1,245)
   Other financing activities                                               24                 270           1,850
                                                                      --------             -------        --------

        Net cash provided by (used for) financing activities           (30,802)            (63,056)         47,215
                                                                      --------             -------        --------

Net increase (decrease) in cash and cash equivalents                    (1,687)             (5,995)            528

Cash and cash equivalents at beginning of period                         6,577              12,572          12,044
                                                                      --------             -------        --------

Cash and cash equivalents at end of period                            $  4,890             $ 6,577        $ 12,572
                                                                      ========             =======        ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                        For the Years 2000, 1999 and 1998


                                                                                         Accumulated
                                                               Additional                  Other
                                           Preferred  Common    Paid-in    Accumulated  Comprehensive
                                             Stock    Stock     Capital      Deficit         Loss          Other       Total
                                           ---------  ------   ----------  -----------  --------------   ---------   ---------
                                                                            (thousands)
Balances at December 28, 1997                $  -      $269      $86,025    $(164,118)     $ (6,598)     $(28,997)   $(113,419)

Net loss                                                                      (71,770)                                 (71,770)
Minimum pension liability adjustment                                                        (11,525)                   (11,525)
Foreign currency translation adjustment                                                      (6,598)                    (6,598)
                                                                                                                     ---------
  Comprehensive loss                                                                                                   (89,893)
Issuance of common stock                                             163                                                   163
Stock option compensation                                            208                                                   208
Stock options exercised                                   1          594                                                   595
Cash dividend                                                                  (1,245)                                  (1,245)
Other                                                                            (528)                                    (528)
                                             ----      ----      -------    ---------      --------      --------    ---------
Balances at December 31, 1998                   -       270       86,990     (237,661)      (24,721)      (28,997)    (204,119)

Net income                                                                     19,716                                   19,716
Minimum pension liability adjustment                                                         12,009                     12,009
Foreign currency translation adjustment                                                       4,954                      4,954
                                                                                                                     ---------
  Comprehensive income                                                                                                  36,679
Stock option compensation                                            215                                                   215
Stock options exercised                                   -          270                                                   270
Other                                                                                                         574          574
                                             ----      ----      -------    ---------      --------      --------    ---------
Balances at December 31, 1999                   -       270       87,475     (217,945)       (7,758)      (28,423)    (166,381)

Net income                                                                     17,013                                   17,013
Minimum pension liability adjustment                                                        (14,628)                   (14,628)
Foreign currency translation adjustment                                                        (910)                      (910)
                                                                                                                     ---------
  Comprehensive income                                                                                                   1,475
Exchange of common stock for
  preferred stock - Series B                   15                  8,563                                   (8,578)           -
Stock option compensation                                            213                                                   213
Stock options exercised                                               24                                                    24
                                             ----      ----      -------    ---------      --------      --------    ---------

Balances at December 31, 2000                $ 15      $270      $96,275    $(200,932)     $(23,296)     $(37,001)   $(164,669)
                                             ====      ====      =======    =========      ========      ========    =========


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

     The second restructuring plan was implemented to rationalize certain plant operations relating to the increase in the VPFSM capacity in North Carolina. The Company recorded a restructuring charge of $0.7 million associated with this plan. The restructuring charge was comprised of $0.1 million of severance costs in connection with a work force reduction of 12 employees, $0.4 million of lease and plant closure costs and $0.2 million of asset write-downs.

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

     The   following   table  sets  forth  the   components   of  the  Company's
restructuring and other charges (credits):

                                                       Asset          Plant Closure      Personnel
                                           Total     Write-downs        and Leases       Reductions       Other
                                         --------    -----------      -------------      ----------     ---------
                                                                        (millions)
     Balance at December 28, 1997         $21.2        $(5.7)            $ 23.5             $ 3.4          $  -
     Cash spending                        (15.7)           -              (12.2)             (3.5)            -
     Cash proceeds                          2.1          2.1                  -                 -             -
     1998 restructuring charge              5.4          5.4                  -                 -             -
     Restructuring adjustments            (15.1)       (10.2)              (3.8)             (1.1)            -
     Asset write-off/write-downs           (6.3)        (5.5)              (0.8)                -             -
     Reclassified fixed asset basis
       for restructuring credit             8.2          8.2                  -                 -             -
     Plant consolidation costs              6.4            -                5.2               1.2             -
                                          -----        -----             ------             -----          ----
     Balance at December 31, 1998           6.2         (5.7)              11.9                 -             -

       Cash spending                       (8.9)           -               (4.1)             (4.5)         (0.3)
       Cash proceeds                        1.5          1.5                  -                 -             -
       1999 restructuring charge            9.8          1.5                1.0               7.0           0.3
       Restructuring adjustments            0.7         (0.8)               1.3               0.2             -
       Asset write-off/write-downs         (0.3)        (0.3)                 -                 -             -
                                          -----        -----             ------             -----          ----
       Balance at December 31, 1999         9.0         (3.8)              10.1               2.7             -





                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   RESTRUCTURING AND OTHER CHARGES (CREDITS) (continued)

                                                       Asset          Plant Closure      Personnel
                                           Total     Write-downs        and Leases       Reductions       Other
                                         --------    -----------      -------------      ----------     ---------
                                                                        (millions)

       Cash spending                       (7.1)           -               (3.9)             (3.2)            -
       Cash proceeds                        3.6          3.6                  -                 -             -
       2000 restructuring charge            6.2          2.5                1.3               2.4             -
       Restructuring adjustments            0.1          0.1                0.1              (0.1)            -
       Asset write-off/write-downs         (2.6)        (2.6)                 -                 -             -
                                           ----        -----             ------             -----          ----
       Balance at December 31, 2000        $9.2        $(0.2)            $  7.6             $ 1.8          $  -
                                           ====        =====             ======             =====          ====


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

     The components of pension expense are listed below.

                                             2000      1999       1998
                                            ------    ------     ------
                                                    (thousands)
     Service cost                           $3,307    $3,685     $3,064
     Interest cost                           5,667     5,121      4,721
     Expected return on plan assets         (6,371)   (5,708)    (5,953)
     Amortization
       Transition asset                        (75)      (75)       (75)
       Prior service cost                     (240)     (240)      (245)
       (Gains) losses and other                179       819        111
                                            ------    ------     ------
         Total                              $2,467    $3,602     $1,623
                                            ======    ======     ======

     The following table sets forth the changes in obligations and assets, and outlines the development of the funded status and amounts recognized in the accompanying consolidated balance sheets.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   RETIREE BENEFIT PLANS (continued)

                                                                                 December 31,     December 31,
                                                                                    2000             1999
                                                                                 ------------     ------------
                                                                                         (thousands)
       Change in Benefit Obligation
         Benefit obligations at beginning of year                                 $ 75,220          $ 77,451
         Service cost                                                                3,307             3,685
         Interest cost                                                               5,667             5,121
         Amendments                                                                      -                85
         Benefits paid                                                              (4,207)           (3,933)
         Actuarial loss (gain)                                                       4,833            (7,189)
                                                                                  --------          --------
           Projected benefit obligation at end of year                            $ 84,820          $ 75,220
                                                                                  ========          ========

       Change in Plan Assets
         Fair value of plan assets at beginning of year                           $ 65,102          $ 58,378
         Actual return on plan assets                                               (3,075)            9,506
         Company contributions                                                       9,299             1,656
         Benefits paid                                                              (4,207)           (3,933)
         Other                                                                        (920)             (505)
                                                                                  --------          --------
           Fair value of plan assets at end of year                               $ 66,199          $ 65,102
                                                                                  ========          ========

       Funded Status
         Plan assets in excess of (less than) benefit obligation                  $(18,621)         $(10,118)
         Unamortized transition (asset) obligation                                    (590)             (665)
         Unamortized prior service cost                                             (1,832)           (2,072)
         Unamortized net (gains) losses                                             22,578             7,565
                                                                                  --------          --------
           Net prepaid assets (accrued liabilities)                               $  1,535          $ (5,290)
                                                                                  ========          ========

       Amounts Recognized in the Consolidated Balance Sheets
         Prepaid benefit costs                                                    $    207          $    114
         Accrued benefit liability                                                 (16,480)           (8,613)
         Intangible assets                                                             268               296
         Accumulated other comprehensive loss (a)                                   17,540             2,913
                                                                                  --------          --------
           Net amount recognized                                                  $  1,535          $ (5,290)
                                                                                  ========          ========

(a)  Minimum pension liability.

     Significant assumptions used in the calculation of pension expense and obligations are listed below.

                                                                       2000          1999          1998
                                                                     --------      --------      --------

     Expected long-term rate of return on plan assets (a)             10.0%          10.0%         10.0%
     Discount rate on projected benefit obligations                    7.25%          7.5%          6.5%
     Rate of compensation increase                                     4.0%           4.0%          4.0%

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

                                                                                 December 31,     December 31,
                                                                                    2000             1999
                                                                                 ------------     ------------
                                                                                         (thousands)
       Change in Benefit Obligation
         Benefit obligations at beginning of year                                   $  868           $   651
         Service cost                                                                   15                20
         Interest cost                                                                  57                62
         Employee contributions                                                         28                28
         Benefits paid                                                                (433)             (164)
         Amendments                                                                      -               363
         Actuarial loss (gain)                                                         228               (92)
                                                                                    ------           -------
           Projected benefit obligation at end of year                              $  763           $   868
                                                                                    ======           =======

       Change in Plan Assets
         Fair value of plan assets at beginning of year                             $    -           $     -
         Company contributions                                                         405               136
         Employee contributions                                                         28                28
         Benefits paid                                                                (433)             (164)
                                                                                    ------           -------
           Fair value of plan assets at end of year                                 $    -           $     -
                                                                                    ======           =======





                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   RETIREE BENEFIT PLANS (continued)

                                                                                 December 31,     December 31,
                                                                                    2000             1999
                                                                                 ------------     ------------
                                                                                         (thousands)
       Funded Status of the Plan
         Plan assets in excess of (less than) benefit obligation                    $ (763)          $  (868)
         Unamortized prior service cost                                                (67)              (73)
         Unamortized net (gains) losses                                               (389)             (644)
                                                                                    ------           -------
           Net prepaid assets (accrued liabilities)                                 $(1,219)         $(1,585)
                                                                                    =======          =======

     Significant assumptions used in the calculation of retiree and life insurance benefit expense and obligations are listed below.

                                                                        2000         1999         1998
                                                                      --------     --------     --------
     Discount rates on projected benefit obligations                    7.25%        7.5%         6.5%
     Health care cost increase                                          7.0%         7.5%         6.0%

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

     A summary of stock option activity is presented below.

                                           2000                       1999                        1998
                                   --------------------     -----------------------     ------------------------
                                                Weighted                    Weighted                    Weighted
                                                Average                     Average                     Average
                                                Exercise                    Exercise                    Exercise
                                     Shares      Price         Shares        Price        Shares          Price
                                   ---------  -----------    ---------    ----------    ---------      ---------
Outstanding at beginning of year   2,299,649     $7.94       1,388,916       $7.02      1,439,049        $ 7.08
Granted                              885,250      5.93       1,067,950        6.11        132,750         13.22
Exercised                             (3,514)     6.88         (39,728)       6.88        (82,440)         7.03
Forfeited                           (201,275)     7.79        (117,489)       9.08       (100,443)         9.84
                                  ----------    ------       ---------       -----      ---------        ------
Outstanding at end of year         2,980,110     $7.35       2,299,649       $7.94      1,388,916        $ 9.41
                                   =========     =====       =========       =====      =========        ======

Exercisable at end of year         1,145,727     $8.16         803,303       $8.36        549,124        $ 7.02
                                   =========     =====       ==========      =====      =========        ======

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   COMPENSATION PLANS (continued)

     Listed below is a summary of the stock options outstanding and exercisable at year-end 2000.

       Outstanding
                                               Weighted          Weighted
            Exercise                            Average          Average
             Price                             Exercise         Remaining
             Range           Options            Price           Life-Years
         -------------      ---------          --------         ----------
         $5.06 -  5.75        801,475           $ 5.29             8.91
          6.06 -  6.50        510,975             6.42             8.32
          6.56 -  6.88      1,004,327             6.72             7.49
          7.88 - 14.00        663,333            11.53             7.02

       Exercisable
                                               Weighted          Weighted
            Exercise                            Average          Average
             Price                             Exercise         Remaining
             Range           Options            Price           Life-Years
         -------------      ---------          --------         ----------
         $5.44 -  6.50        294,900           $ 5.96             8.31
          6.88                485,327             6.88             5.52
          9.00 - 14.00        365,500            11.65             6.89

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

                                                          2000         1999         1998
                                                         -------      -------      -------
                                                         (thousands, except per share data)
     Income (loss) before extraordinary loss
       As reported                                       $17,013      $19,716      $(69,853)
                                                         =======      =======      ========
       Pro forma                                         $15,750      $18,719      $(70,270)
                                                         =======      =======      ========

     Basic earnings (loss) per share -
       before extraordinary loss
       As reported                                       $  0.69      $  0.79      $  (2.79)
                                                         =======      =======      ========
       Pro forma                                         $  0.63      $  0.75      $  (2.81)
                                                         =======      =======      ========

     Diluted earnings (loss) per share -
       before extraordinary loss
       As reported                                       $  0.67      $  0.78      $  (2.79)
                                                         =======      =======      ========
       Pro forma                                         $  0.62      $  0.74      $  (2.81)
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

                                    2000            1999            1998
                                  --------        --------        --------
     Expected life in years         3               3               3
     Risk-free interest rate        6.11%           5.21%           5.40%
     Volatility                    55.00%          48.00%          45.00%
     Dividend yield                 0.00%           0.00%           0.00%

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

8.   INCOME TAXES

     The sources of income (loss) before the provision for income taxes and extraordinary loss are listed below.

                                                                       2000        1999          1998
                                                                     -------     -------       ----------
                                                                               (thousands)
     United States                                                   $14,877     $19,243        $ (1,318)
     Foreign                                                           4,975       2,935         (10,293)
                                                                     -------     -------        --------

     Income (loss) before provision for income taxes
       and extraordinary loss                                        $19,852     $22,178        $(11,611)
                                                                     =======     =======        ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   INCOME TAXES (continued)

     Listed below are the components of the provision for income taxes included in the statements of operations.

                                                                       2000        1999            1998
                                                                     -------     -------         --------
                                                                               (thousands)
     Provision for income taxes - before extraordinary loss          $ 2,839     $ 2,462         $58,242
     Extraordinary loss on early extinguishment
       of debt                                                             -           -          (1,278)
                                                                     -------     -------         -------

     Total consolidated provision for income taxes                   $ 2,839     $ 2,462         $56,964
                                                                     =======     =======         =======

     A reconciliation of the statutory federal income tax to the income tax before extraordinary loss is listed below.

                                                                       2000        1999            1998
                                                                     -------     -------         --------
                                                                               (thousands)
     Statutory income taxes                                          $ 6,948     $ 7,762         $(4,064)
     State income taxes, net of federal benefit                          825       1,060               -
     Increase (decrease) in valuation allowance                       (6,939)     (7,300)         52,573
     Amortization of cost in excess of assets acquired                 1,364       1,385           1,505
     Write-off excess cost                                                 -           -             770
     Costs associated with buyout proposal                                 -           -           1,750
     Limitation on the utilization of foreign tax benefits                 -           -           3,800
     Other, net                                                          641        (445)          1,908
                                                                     -------     -------         -------
     Total                                                           $ 2,839     $ 2,462         $58,242
                                                                     =======     =======         =======

     The provision for income taxes is summarized as follows:

                                                                       2000        1999            1998
                                                                     -------     -------         --------
        Current                                                                (thousands)
         Federal                                                     $     -     $   300         $ 3,391
         State                                                           160         238               -
         Foreign                                                        ,541       1,117             673
                                                                     -------     -------         -------
           Total current                                               2,701       1,655           4,064
                                                                     -------     -------         -------

       Deferred
         Federal                                                       6,083       8,247             378
         State                                                           920         837               -
         Foreign                                                          74        (977)            (51)
                                                                     -------     -------         -------
           Total deferred                                              7,077       8,107             327
                                                                     -------     -------         -------

       Change in valuation allowance                                  (6,939)     (7,300)         52,573
                                                                     -------     -------         -------

       Total provision for income taxes                              $ 2,839     $ 2,462         $56,964
                                                                     =======     =======         =======

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  EARNINGS (LOSS) PER SHARE

     The calculation of earnings (loss) per share is presented in the table below.

                                                                    2000           1999         1998
                                                                  --------       --------     --------
                                                                  (thousands, except per share amounts)
     Basic earnings (loss) per share
       Income (loss) before extraordinary loss                    $17,013         $19,716     $(69,853)
                                                                  =======         =======     ========

       Average common stock outstanding                            24,814          25,053       24,996
                                                                  =======         =======     ========

     Basic earnings (loss) per share                              $  0.69         $  0.79     $  (2.79)
                                                                  =======         =======     ========

     Diluted earnings (loss) per share
       Income (loss) before extraordinary loss available
         for common stock and dilutive securities                 $17,013         $19,716     $(69,853)
                                                                  =======         =======     ========

       Average common stock outstanding                            24,814          25,053       24,996
       Common stock equivalents resulting from
         Stock options (a) (b)                                        149             203            -
         Warrants (c)                                                   -               -            -
         Convertible preferred stock (d)                              245               -            -
                                                                  -------         -------     --------

         Average common stock and dilutive
           equivalents                                             25,208          25,256       24,996
                                                                  =======         =======     ========

       Diluted earnings (loss) per share                          $  0.67         $  0.78     $  (2.79)
                                                                  =======         =======     ========

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

     As part of the Foamex L.P. Credit Facility, excess cash flow generated annually, as defined, is required to prepay portions of Term B, C and D loans. There was no required prepayment at year-end 2000. The prepayment amount determined for 1999 was $13.3 million and was financed through revolving loans under the facility. The required 1999 payment was made during the second quarter of 2000.

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

15.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                              2000            1999            1998
                                                            --------        --------        --------
                                                                          (thousands)
     Cash paid for interest                                 $75,155         $71,182         $75,260
                                                            =======         =======         =======

     Cash paid for income taxes, net                        $ 2,962         $ 1,032         $ 2,134
                                                            =======         =======         =======

     Non cash - capital leases                              $    53         $   456         $    24
                                                            =======         =======         =======

     Non cash - common stock - preferred stock
         exchange (Note 1)                                  $ 8,578         $     -         $     -
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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  BUSINESS SEGMENTS (continued)

     An executive vice president heads each operating segment. Each vice president is responsible for developing budgets and plans as well as and directing the operations of the segment. The performance of each operating segment is measured based upon income from operations, excluding restructuring charges. The Company does not allocate restructuring and other charges to operating segments because many of the Company's facilities produce products for multiple segments.

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

                                                 Carpet
                                   Foam         Cushion     Automotive     Technical
                                 Products       Products     Products      Products        Other         Total
                                ---------      ---------    -----------    ----------    ----------   -----------
2000                                                        (thousands)
Net sales                        $519,197       $256,439      $342,386      $106,697       $33,059    $1,257,778
Income (loss) from operations      55,001          2,035        22,235        28,888       (11,688)       96,471
Depreciation and amortization      17,813          7,742         5,785         2,663         2,585        36,588

1999
Net sales (a)                    $527,159       $285,846      $361,806       $92,180       $27,648    $1,294,639
Income (loss) from operations      57,028          8,512        22,547        22,588       (17,617)       93,058
Depreciation and amortization      17,432          8,096         4,823         2,724         2,675        35,750

1998
Net sales (a)                    $559,690       $314,954      $285,190       $79,140       $21,585    $1,260,559
Income (loss) from operations      35,313         12,005        16,788        14,571        (3,645)       75,032
Depreciation and amortization      18,300          5,529         6,424         2,929         2,203        35,385

                                                              United
                                                              States         Canada         Mexico     Consolidated
                                                            ----------      --------      ---------    ------------
2000                                                                                     (thousands)
Net sales                                                   $1,024,388       $69,180       $164,210    $1,257,778
Property, plant and equipment, net                             183,266         4,623         24,642       212,531

1999
Net sales (a)                                               $1,082,009       $61,486       $151,144    $1,294,639
Property, plant and equipment, net                             193,051         5,406         23,376       221,833




                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



16.    BUSINESS SEGMENTS (continued)

                                                              United
                                                              States         Canada         Mexico     Consolidated
                                                            ----------      --------      ---------    ------------
1998                                                                                     (thousands)
Net sales (a)                                               $1,127,827       $62,529        $70,203    $1,260,559
Property, plant and equipment, net                             212,658         4,998         24,517       242,173

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

                                                   Operating
                                                     Leases
                                                  -----------
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

     The Company has either upgraded or closed all underground storage tanks at its facilities in accordance with applicable regulations. Petroleum contamination was found at one of the sites and the Company has accrued approximately $0.5 million for the estimated remediation costs. Soil sampling continues to access the full extent of contamination.

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  QUARTERLY FINANCIAL DATA - RESTATED (UNAUDITED)

     As previously identified in Note 21 (c) of the Company's Form 10-K for the year ended December 31, 2000, the Company recorded adjustments in the fourth quarter of 1999 primarily related to certain 1999 restructuring plans. The Company has subsequently determined that the 1999 quarterly financial data should be restated because these fourth quarter 1999 adjustments should have been recorded in prior quarters in 1999. Additionally, the Company has subsequently determined that other fourth quarter 1999 adjustments, primarily related to results from foreign subsidiaries, should have been recorded in prior quarters of 1999. The impact of the 1999 restatement is as follows:


                                                      First       Second           Third          Fourth
                                                     Quarter      Quarter         Quarter        Quarter
                                                     --------     -------         -------       ---------
                                                            housands, except per share amounts)
       2000
         Net sales (a)                               $329,119     $322,721        $309,666      $296,272
         Gross profit                                  42,936       47,773          44,729        36,587
         Net income (b)                                 1,783        7,986           3,785         3,459
         Earnings per share
           Basic (d)                                     0.07         0.32            0.15          0.14
           Diluted                                       0.07         0.32            0.15          0.14

       1999 - As Previously Reported
         Net sales                                   $326,626     $316,809        $330,563      $320,641
         Gross profit                                  43,597       43,777          48,813        44,121
         Net income                                     6,013        3,177           6,128         4,398
         Earnings per share
           Basic                                         0.24         0.13            0.24          0.18
       Diluted                                           0.24         0.13            0.24          0.17

       1999 - Adjustments
         Net sales                                   $      -     $      -        $      -      $      -
         Gross profit (loss) (e)                         (105)         (19)            112            12
         Net income (loss)  (f)                          (349)        (319)             98           570
         Earnings (loss) per share
           Basic                                        (0.01)       (0.02)           0.01          0.02
       Diluted                                          (0.01)       (0.02)           0.01          0.03

       1999 - As Restated
         Net sales (a)                               $326,626     $316,809        $330,563      $320,641
         Gross profit                                  43,492       43,758          48,925        44,133
         Net income (b) (c)                             5,664        2,858           6,226         4,968
         Earnings per share
           Basic                                         0.23         0.11            0.25          0.20
       Diluted                                           0.23         0.11            0.25          0.20

(a) As discussed in Note 2, net sales reflect a reclassification of certain shipping costs that were billed to customers. The reclassification required shipping costs originally recorded in cost of sales to be recognized in net sales, with no impact on gross profit or net income. As a result, quarterly net sales in 2000 previously reported on Form 10-Q, increased in thousands $3,257 and $3,612 for the first and second quarters of 2000, respectively, and $3,763 and $3,780 for the first and second quarters of 1999, respectively.

(b)  Restructuring and other charges (credits) are discussed in Note 4.




                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c) Fourth quarter 1999 results were favorably impacted by $1.8 million from the realization of a business interruption insurance claim.

(d) During the fourth quarter of 2000, 1,500,000 shares of common stock were exchanged for a new preferred stock series, as discussed in Note 1.

(e) Primarily relates to employee benefit expenses, inventory usage and reported results from foreign subsidiaries, including the recognition of foreign currency transactions.

(f) Primarily includes those identified in (e) above and severance costs originally recorded in the fourth quarter.

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

                                                                    Schedule I

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS

                                                                    December 31,    December 31,
                                                                       2000            1999
                                                                    ------------    ------------
ASSETS                                                                     (thousands)
CURRENT ASSETS
    Cash and cash equivalents                                         $     15         $     13
    Intercompany receivables                                               308              382
    Other current assets                                                   215              161
                                                                      --------         --------
            Total current assets                                           538              556

OTHER ASSETS                                                                 1                1
                                                                      --------         --------

TOTAL ASSETS                                                          $    539         $    557
                                                                      ========         ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Accounts payable                                                  $     50         $     40
    Deferred income taxes                                                    -            1,140
    Other accrued liabilities                                            2,717            3,061
                                                                      --------         --------
      Total current liabilities                                          2,767            4,241

LONG-TERM LIABILITIES
    Revolving loan with consolidated subsidiary                          2,490              676
    Notes payable to consolidated subsidiary                             2,500            2,500
    Deficit in consolidated subsidiaries                               154,287          158,122
    Deferred income taxes                                                1,805                -
    Other liabilities                                                    1,359            1,399
                                                                      --------         --------
      Total liabilities                                                165,208          166,938
                                                                      --------         --------

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
                                                                      ========         ========


     See notes to consolidated financial statements, beginning on Page F-8.
                                   (continued)

                                                                     Schedule I
                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS


                                                       2000            1999               1998
                                                     ---------       ---------          --------
                                                     (amounts in thousands except per share amounts)
INTERCOMPANY SALES                                   $      -        $     -            $ 12,619

COST OF GOODS SOLD                                          -              -              12,619
                                                     --------        -------            --------

GROSS PROFIT                                                -              -                   -

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                               961          1,417                (183)
                                                     --------        -------            --------

INCOME (LOSS) FROM OPERATIONS                           (961)         (1,417)                183

EQUITY IN EARNINGS (LOSS) OF
    CONSOLIDATED SUBSIDIARIES                         19,652          24,091             (18,260)

INTEREST EXPENSE                                         444           2,042               2,237

OTHER INCOME (EXPENSE)                                (1,047)              2              (7,326)
                                                     -------         -------            --------

INCOME (LOSS) BEFORE INCOME TAX
    AND EXTRAORDINARY LOSS                            17,200          20,634             (27,640)

INCOME TAX PROVISION                                     187             918              42,213
                                                     -------         -------            --------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS               17,013          19,716             (69,853)

EQUITY IN EXTRAORDINARY LOSS                               -               -              (1,917)
                                                     -------         -------            --------

NET INCOME (LOSS)                                    $17,013         $19,716            $(71,770)
                                                     =======         =======            ========

BASIC EARNINGS (LOSS) PER SHARE
   BEFORE EXTRAORDINARY LOSS                         $  0.69         $  0.79            $  (2.79)
   EXTRAORDINARY LOSS                                      -               -               (0.08)
                                                     -------         -------            --------
   NET EARNINGS (LOSS)                               $  0.69         $  0.79            $  (2.87)
                                                     =======         =======            ========

DILUTED EARNINGS (LOSS) PER SHARE
   BEFORE EXTRAORDINARY LOSS                         $  0.67         $  0.78            $  (2.79)
   EXTRAORDINARY LOSS                                      -               -               (0.08)
                                                     -------         -------            --------
   NET EARNINGS (LOSS)                               $  0.67         $  0.78            $  (2.87)
                                                     =======         =======            ========

     Equity in extraordinary loss includes allocated income tax benefits of $1.3 million for 1998.

     See notes to consolidated financial statements, beginning on Page F-8.
                                   (continued)

                                                                      Schedule I
                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS

                                                                          2000           1999          1998
                                                                        --------       --------      --------
OPERATING ACTIVITIES                                                             (thousands)
    Net income (loss)                                                   $17,013        $19,716       $(71,770)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
      Deferred income taxes                                                 665            164         45,189
      Equity in extraordinary loss                                            -              -          1,917
      Equity in (earnings) losses of consolidated subsidiaries          (19,652)       (24,091)        18,260
      Other                                                                  88            (34)         1,253
    Changes in operating assets and liabilities, net of acquisitions:
      Intercompany receivables                                               74          4,241          9,919
      Accounts payable                                                       10             40        (10,542)
      Other assets and liabilities                                          (34)        (3,176)         1,189
                                                                        -------        -------       --------
         Net cash used for operating activities                          (1,836)        (3,140)        (4,585)
                                                                        -------        -------       --------

INVESTING ACTIVITIES
    Investment in consolidated subsidiaries                                   -              -        (20,000)
    Distribution from subsidiaries                                            -         17,204         20,293
    Other                                                                     -            924              -
                                                                        -------        -------       --------
    Net cash provided by investing activities                                 -         18,128            293
                                                                        -------        -------       --------

FINANCING ACTIVITIES
    Proceeds from revolving loan with consolidated subsidiary             1,814            676              -
    Proceeds from (repayments of) note payable to consolidated
      subsidiary                                                              -         (2,490)         2,490
    Dividend payments                                                         -              -         (1,245)
    Repayments of tax distribution advance                                    -        (13,618)             -
    Proceeds from exercise of stock options                                  24            270            595
                                                                        -------        -------       --------
         Net cash provided by (used for) financing activities             1,838        (15,162)         1,840
                                                                        -------        -------       --------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                          2           (174)        (2,452)

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                                      13            187          2,639
                                                                        -------        -------       --------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                                       $    15        $    13       $    187
                                                                        =======        =======       ========

Note:During 1999 and 1998, the Company  received from (paid to) its consolidated subsidiaries distributions of $(0.1) million and $0.3 million, respectively, in accordance with tax sharing agreements. Also, during 1999, the Company received a special distribution from its subsidiaries of $17.3 million. The proceeds were used to repay the tax distribution advance and accrued interest to Foamex L.P.


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