Form 10-Q/A
period 2001-03-31
FOAMEX INTERNATIONAL INC
filed 2002-02-25
CIK 912908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q/A
                                 Amendment No. 1


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

     Foamex International Inc. (the "Company") is filing this Form 10-Q/A to restate its unaudited condensed consolidated financial statements as of March 31, 2001 and for the three months then ended, as discussed in Note 11. The Company also has updated its Management's Discussion and Analysis of Financial Condition and Results of Operations to give effect to the restatement, but has not updated any disclosures to reflect other developments since the original filing.

                            FOAMEX INTERNATIONAL INC.

                                      INDEX

                                                                                                               Page

Part I.  Financial Information

         Item 1.  Financial Statements.

              Condensed Consolidated Statements of Operations (unaudited) - Quarters Ended
                March 31, 2001 (restated) and March 31, 2000                                                     3

              Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2001 (restated)
                and December 31, 2000                                                                            4

              Condensed Consolidated Statements of Cash Flows (unaudited) - Quarters Ended
                March 31, 2001 (restated) and March 31, 2000                                                     5

              Notes to Condensed Consolidated Financial Statements (unaudited)                                   6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.                                                                                16

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                   21

Part II. Other Information

         Item 1.  Legal Proceedings.                                                                            22

         Item 5.  Other Information.                                                                            22

         Item 6.  Exhibits and Reports on Form 8-K.                                                             22

Signatures                                                                                                      23

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                                  Quarters Ended
                                                                           ------------------------------
                                                                           March 31,         March 31,
                                                                                2001              2000
                                                                           -------------     ------------
                                                                           (as restated,
                                                                           see Note 11)
                                                                           (thousands, except per share amounts)

NET SALES                                                                   $301,907           $329,119

COST OF GOODS SOLD                                                           260,731            286,183
                                                                            --------           --------

GROSS PROFIT                                                                  41,176             42,936

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                                    16,923             18,422

RESTRUCTURING AND OTHER CHARGES                                                   29              3,222
                                                                            --------           --------

INCOME FROM OPERATIONS                                                        24,224             21,292

INTEREST AND DEBT ISSUANCE EXPENSE                                            17,348             18,629

INCOME FROM EQUITY INTEREST IN JOINT VENTURE                                     339                292

OTHER EXPENSE, NET                                                              (162)              (931)
                                                                            --------           --------

INCOME BEFORE PROVISION FOR INCOME TAXES                                       7,053              2,024

PROVISION FOR INCOME TAXES                                                     1,160                241
                                                                            --------           --------

NET INCOME                                                                  $  5,893           $  1,783
                                                                            ========           ========

EARNINGS PER SHARE
   BASIC                                                                    $   0.25           $   0.07
                                                                            ========           ========
   DILUTED                                                                  $   0.24           $   0.07
                                                                            ========           ========

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC                                     23,560             25,058
                                                                            ========           ========

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED                                   25,073             25,456
                                                                            ========           ========




     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                                March 31, 2001     December 31, 2000
                                                                                --------------     -----------------
ASSETS                                                                          (as restated,
                                                                                see Note 11)
CURRENT ASSETS                                                                  (thousands, except share data)
   Cash and cash equivalents                                                       $  3,719            $  4,890
   Accounts receivable, net of allowances of $10,137 in 2001 and $9,926 in 2000     190,325             170,590
   Inventories                                                                      102,340             100,334
   Other current assets                                                              23,630              22,788
                                                                                   --------            --------
       Total current assets                                                         320,014             298,602
                                                                                   --------            --------

Property, plant and equipment                                                       402,722             397,291
Less accumulated depreciation                                                      (190,841)           (184,760)
                                                                                   --------            --------
   NET PROPERTY, PLANT AND EQUIPMENT                                                211,881             212,531

COST IN EXCESS OF ASSETS ACQUIRED, net of accumulated
   amortization of $30,812 in 2001 and $29,076 in 2000                              207,389             209,125

DEBT ISSUANCE COSTS, net of accumulated
   amortization of $11,625 in 2001 and $10,675 in 2000                               14,132              15,082

OTHER ASSETS                                                                         21,255              20,140
                                                                                   --------            --------

TOTAL ASSETS                                                                       $774,671            $755,480
                                                                                   ========            ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Current portion of long-term debt                                               $  7,728            $  8,356
   Current portion of long-term debt - related party                                 13,163              15,795
   Accounts payable                                                                 119,696              86,838
   Accrued employee compensation and benefits                                        22,331              21,853
   Accrued interest                                                                   9,524               9,198
   Accrued customer rebates                                                          14,524              23,839
   Cash overdrafts                                                                   13,170               6,885
   Other accrued liabilities                                                         21,633              22,588
                                                                                   --------            --------
       Total current liabilities                                                    221,769             195,352

LONG-TERM DEBT                                                                      645,226             656,168
LONG-TERM DEBT - RELATED PARTY                                                       31,590              31,590
OTHER LIABILITIES                                                                    35,787              37,039
                                                                                   --------            --------
       Total liabilities                                                            934,372             920,149
                                                                                   --------            --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred Stock, par value $1.00 per share:
     Authorized 5,000,000 shares
     Issued 15,000 shares - Series B                                                     15                  15
   Common Stock, par value $.01 per share:
     Authorized 50,000,000 shares
     Issued 27,048,994 shares;
     Outstanding 23,559,994 shares                                                      270                 270
   Additional paid-in capital                                                        96,277              96,275
   Accumulated deficit                                                             (195,039)           (200,932)
   Accumulated other comprehensive loss                                             (24,223)            (23,296)
   Other:
     Common stock held in treasury, at cost:
     3,489,000 shares                                                               (27,780)            (27,780)
     Shareholder note receivable                                                     (9,221)             (9,221)
                                                                                   --------            --------
       Total stockholders' deficit                                                 (159,701)           (164,669)
                                                                                   --------            --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $774,671            $755,480
                                                                                   ========            ========

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                        Quarters Ended
                                                                             --------------------------------
                                                                                March 31,           March 31,
                                                                                  2001                2000
                                                                             -------------        -----------
                                                                             (as restated,
                                                                             see Note 11)
                                                                                            (thousands)
OPERATING ACTIVITIES
   Net income                                                                 $ 5,893                $ 1,783
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization                                              8,274                  8,716
     Amortization of debt issuance costs, debt discount and
       debt premium                                                               302                    318
     Loss (gain) on sale of assets                                               (308)                   106
     Other operating activities                                                 1,734                    943
     Changes in operating assets and liabilities, net                          (3,684)                (6,009)
                                                                              -------                -------

         Net cash provided by operating activities                             12,211                  5,857
                                                                              -------                -------

INVESTING ACTIVITIES
   Capital expenditures                                                        (5,764)                (5,140)
   Proceeds from sale of assets                                                   302                      -
   Other investing activities                                                    (406)                     -
                                                                              -------                -------

         Net cash used for investing activities                                (5,868)                (5,140)
                                                                              -------                -------

FINANCING ACTIVITIES
   Net proceeds from short-term borrowings                                          -                    599
   Proceeds from (repayments of) revolving loans                               (9,800)                36,708
   Repayments of long-term debt                                                (1,367)                (1,450)
   Repayments of long-term debt - related party                                (2,632)               (36,633)
   Increase (decrease) in cash overdrafts                                       6,285                 (1,494)
   Other financing activities                                                       -                     24
                                                                              -------                -------

         Net cash used for financing activities                                (7,514)                (2,246)
                                                                              -------                -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (1,171)                (1,529)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                       4,890                  6,577
                                                                              -------                -------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                           $ 3,719                $ 5,048
                                                                              =======                =======


     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation

     The accompanying condensed consolidated financial statements are unaudited and do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management all adjustments, consisting only of normal recurring adjustments considered necessary to present fairly Foamex International Inc.'s (the "Company") financial position and results of operations, have been included. These interim financial statements should be read in conjunction with the financial statements and related notes included in the 2000 Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of trends or of results for a full year.

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

                                                                                 Quarters Ended
                                                                         -------------------------------
                                                                         March 31,             March 31,
                                                                           2001                  2000
                                                                         -------------         ---------
                                                                       (thousands, except per share amounts)
       Basic earnings per share
         Net income                                                        $ 5,893               $ 1,783
                                                                           =======               =======

         Average common stock outstanding (a)                               23,560                25,058
                                                                           =======               =======

         Basic earnings per share                                          $  0.25               $  0.07
                                                                           =======               =======

       Diluted earnings per share
         Net income available for common stock
           and dilutive securities                                         $ 5,893               $ 1,783
                                                                           =======               =======

         Average common stock outstanding (a)                               23,560                25,058

         Common stock equivalents resulting from
           Stock options (b)                                                    13                   398
           Convertible preferred stock (a)                                   1,500                     -
                                                                           -------               -------

         Average common stock and dilutive equivalents                      25,073                25,456
                                                                           =======               =======

         Diluted earnings per share                                        $  0.24               $  0.07
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

                                                           Quarters Ended
                                                   --------------------------
                                                   March 31,        March 31,
                                                     2001             2000
                                                   ---------        ----------
                                                           (thousands)
     Net income                                      $5,893           $1,783
     Foreign currency translation adjustments          (927)             306
                                                     ------           ------
     Total comprehensive income                      $4,966           $2,089
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

     The Company paid $2.7 million during the first quarter of 2001 for the various restructuring plans recorded as of December 31, 2000 and during the first quarter of 2001. As of March 31, 2001, the components of the net accrued restructuring and other charges balance included $4.9 million for plant closure and lease costs, $0.7 million for personnel reductions and $0.9 million for other costs. Included in noncurrent assets was $0.3 million of estimated proceeds for facilities actively being marketed for sale. Substantially all employees impacted by the first quarter 2001 work force reduction will be terminated by the end of the second quarter of 2001. Approximately $2.8 million is expected to be spent during the remainder of 2001 for the various restructuring plans.

     The   following   table  sets  forth  the   components   of  the  Company's
restructuring and other charges (credits) for the quarter ended March 31, 2001:

                                                                Plant Closure       Personnel
                                                   Total          and Leases        Reductions          Other
                                                 ---------      ---------------     ----------        --------
                                                                           (millions)
       Balance at December 31, 2000                $9.2              $7.6              $1.8             $(0.2)
       Cash spending                               (2.7)             (1.2)             (1.5)                -
       2001 restructuring charge                    1.8                -                0.4               1.4
       Restructuring credits                       (1.8)             (1.5)                -              (0.3)
                                                   ----              ----              ----             -----
       Balance at March 31, 2001                   $6.5              $4.9              $0.7             $ 0.9
                                                   ====              ====              ====             =====

6.   INVENTORIES

     The components of inventory are listed below.

                                               March 31,        December 31,
                                                2001                2000
                                               ---------        ------------
                                                       (thousands)
     Raw materials and supplies                 $ 65,816          $ 66,690
     Work-in-process                              12,859            11,580
     Finished goods                               23,665            22,064
                                                --------          --------
       Total                                    $102,340          $100,334
                                                ========          ========

                  FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.   LONG-TERM DEBT

     The components of long-term debt are listed below.

                                                                      March 31,           December 31,
                                                                        2001                  2000
                                                                      ---------           ------------
     Foamex L.P. Credit Facility                                             (thousands)
       Term Loan B (a)                                                $ 76,936               $ 77,136
       Term Loan C (a)                                                  69,942                 70,124
       Term Loan D (a)                                                 101,304                101,565
       Revolving credit facility (a) (b)                               136,105                145,904
     Foamex Carpet Credit Facility (c)                                       -                      -
     9 7/8% Senior subordinated notes due 2007                         150,000                150,000
     13 1/2% Senior subordinated notes due 2005 (includes
       $7,860 and $8,308 of unamortized debt premium)                  105,860                106,308
     Industrial revenue bonds                                            7,000                  7,000
     Subordinated note payable (net of unamortized
       debt discount of $14 and $49)                                     2,324                  2,289
     Other                                                               3,483                  4,198
                                                                      --------               --------
                                                                       652,954                664,524

     Less current portion                                                7,728                  8,356
                                                                      --------               --------

     Long-term debt-unrelated parties                                 $645,226               $656,168
                                                                      ========               ========

     The components of related party long-term debt are listed below.

                                                                      March 31,           December 31,
                                                                        2001                  2000
                                                                      ---------           ------------
                                                                             (thousands)
     Note payable to Foam Funding LLC (d)                             $ 44,753               $ 47,385

     Less current portion                                               13,163                 15,795
                                                                      --------               --------

     Long-term debt - related party                                   $ 31,590               $ 31,590
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

     Various Foamex L.P. and Foamex Carpet debt agreements contain certain quarterly financial covenants, which become more restrictive during 2001. Foamex L.P. and Foamex Carpet anticipate that they will continue to comply in 2001 with the quarterly financial covenants in the applicable debt agreements. Management's current business plans for Foamex L.P. and Foamex Carpet anticipate customer selling price management in response to raw material cost changes, improved working capital management, comparable capital expenditures to prior years, successful implementation of on-going cost savings initiatives and improved operating efficiencies. The achievement of the business plans is necessary for compliance with the various financial covenants for the remainder of 2001.

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

                  FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.   SEGMENT RESULTS (continued)

     Segment results are presented below.

                                                   Carpet
                                         Foam      Cushion    Automotive     Technical
                                       Products    Products      Products     Products       Other         Total
                                      ---------   ---------   -------------  ----------   ----------   ------------
                                                                   (thousands)
Quarter ended March 31, 2001
Net sales                              $126,901     $53,684      $84,511       $27,781      $9,030      $301,907
Income (loss) from operations            13,715      (1,368)       4,997         7,914      (1,034)       24,224
Depreciation and amortization             3,923       1,924        1,217           734         476         8,274

Quarter ended March 31, 2000
Net sales (a)                          $130,094     $63,303      $97,311       $27,454     $10,957      $329,119
Income (loss) from operations            12,778      (1,919)       7,166         7,504      (4,237)       21,292
Depreciation and amortization             3,928       2,175        1,203           643         767         8,716

(a) As discussed in Note 1, net sales for 2000 reflected a reclassification of certain shipping costs that were billed to customers. The reclassification impacted Carpet Cushion Products.

9.   RELATED PARTY TRANSACTIONS AND BALANCES

Foam Funding LLC Debt

     During the quarter ended March 31, 2001, Foamex Carpet paid $1.1 million of interest and $2.6 million of principal on notes payable to Foam Funding LLC, an affiliate of Trace International Holdings, Inc. ("Trace").

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

Environmental and Health and Safety

     The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of March 31, 2001, the Company had accruals of approximately $3.5 million for environmental matters. During 1998, the Company established an allowance of $1.2 million relating to receivables from Trace for environmental indemnifications due to the financial difficulties of Trace.

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

11.  RESTATEMENT

     Subsequent to the issuance of the Company's unaudited interim financial statements as of March 31, 2001 and for the three month period ended March 31, 2001, the Company's management determined that the 2001 interim financial statements required certain adjustments related to the Company's adoption of SFAS No. 133 and certain purchase discounts that related to other quarters and were originally recognized during the quarter and interest expense that should have been capitalized. As a result, the unaudited interim financial statements as of and for the three months ended March 31, 2001 have been restated from the amounts previously reported to (i) reclassify $5.8 million from accumulated other comprehensive loss to other liabilities to properly reflect the adoption of SFAS No. 133, (ii) reverse approximately $1.0 million of purchase discounts that were originally recognize in this quarter,

                  FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11.  RESTATEMENT (continued)

(iii) record the  capitalization  of approximately  $0.4 million of interest and
(iv) reflect the income tax impact of adjustments (ii) and (iii) above.

     A summary of the significant effects of the restatement is as follows:

                                                                  Three Months  Ended March 31, 2001
                                                                -----------------------------------------
                                                                Previously
                                                                 Reported                    As Restated
                                                                -----------                  -----------
     Statement of Operations                                       (thousands, except per share amounts)
       Cost of Goods Sold                                        $259,703                      $260,731
       Income from Operations                                    $ 25,252                      $ 24,224
       Interest and Debt Issuance Expense                        $ 17,694                      $ 17,348
       Income before Provision for Income Taxes                  $  7,596                      $  7,053
       Provision for Income Taxes                                $  1,269                      $  1,160
       Net Income                                                $  6,327                      $  5,893

     Earnings Per Share
       Basic                                                     $   0.27                      $   0.25
       Diluted                                                   $   0.25                      $   0.24

                                                                             March 31, 2001
                                                                -------------------------------------------
                                                                Previously
                                                                 Reported                    As Restated
                                                                -----------                  ------------
     Balance Sheet                                                               (thousands)
       Inventories                                              $ 103,068                      $ 102,340
       Property, Plant and Equipment, Net                       $ 211,535                      $ 211,881
       Other Assets                                             $  21,116                      $  21,255
       Current Liabilities                                      $ 220,640                      $ 221,769
       Other Liabilities                                        $  30,879                      $  35,787
       Total Liabilities                                        $ 928,335                      $ 934,372
       Stockholders' Deficit                                    $(153,421)                     $(159,701)

ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2001 COMPARED TO THE QUARTER ENDED MARCH 31, 2000

                                                   Carpet
                                         Foam      Cushion    Automotive     Technical
                                       Products    Products      Products     Products       Other         Total
                                      ---------   ---------   -------------  ----------   ----------   -----------
                                                                   (thousands)
Quarter ended March 31, 2001
Net sales                              $126,901     $53,684      $84,511       $27,781      $9,030      $301,907
Income (loss) from operations            13,715      (1,368)       4,997         7,914      (1,034)       24,224
Depreciation and amortization             3,923       1,924        1,217           734         476         8,274
Income (loss) from operations
   as a percentage of net sales          10.8%       (2.5%)         5.9%         28.5%        n.m.*         8.0%

Quarter ended March 31, 2000
Net sales (a)                          $130,094     $63,303      $97,311       $27,454     $10,957      $329,119
Income (loss) from operations            12,778      (1,919)       7,166         7,504      (4,237)       21,292
Depreciation and amortization             3,928       2,175        1,203           643         767         8,716
Income (loss) from operations
   as a percentage of net sales           9.8%       (3.0%)         7.4%         27.3%        n.m.*         6.5%

(a) As discussed above, net sales for 2000 reflected a reclassification of certain shipping costs that were billed to customers. The reclassification impacted Carpet Cushion Products.

* not meaningful

ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Income from Operations

     Net sales for the first quarter of 2001 decreased 8.3% to $301.9 million from $329.1 million in the first quarter of 2000. As discussed on a segment basis below, lower sales were recorded in all segments, except for Technical Products.

     Income from operations for the first quarter of 2001 was $24.2 million, which represented a 13.8% increase from the $21.3 million recorded during the comparable 2000 period. Results included restructuring and other charges of less than $0.1 million in 2001 and $3.2 million in 2000. Restructuring and other charges recorded during 2001 are discussed under "Other" below. Excluding the restructuring and other charges for comparison purposes, income from operations was $24.3 million in the first quarter of 2001 compared to $24.5 million in the 2000 first quarter. On this basis, income from operations was 8.0% of net sales in 2001 compared to 7.4% of net sales in 2000.

     The unfavorable impact of the sales decline was offset by the favorable impact of cost reduction programs, a higher-value shipment mix, higher selling prices in certain product lines which partially offset raw material cost increases incurred in 2000 and lower selling, general and administrative expenses. The gross profit margin was 13.6% in the first quarter of 2001 compared to 13.0% in same quarter of 2000. Certain favorable raw material cost reductions had the effect of improving the gross profit margin percentage in the first quarter of 2001 by approximately 1.5 percentage points. There can be no assurance that these cost reductions will continue at the same level for the balance of 2001.

     Selling, general and administrative expenses were down 8.1% in the first quarter of 2001 compared to the first quarter of 2000. Contributing to the decrease were lower incentive compensation expenses and a reduction in expense for uncollectible accounts receivable. Expenses in 2000 also included certain non-recurring professional fees.

     Foam Products

     Foam Products net sales for the first quarter of 2001 decreased 2.5% to $126.9 million from $130.1 million in the first quarter of 2000. The decrease was primarily attributable to a sales decline in the consumer products market. Despite the sales decline, income from operations increased 7.3%, from $12.8 million in the first quarter of 2000 to $13.7 million in the first quarter of 2001. The improvement primarily reflected the benefits of cost reduction programs, increased selling prices and a higher-value shipment mix. Income from operations was 10.8% of net sales in 2001, up from 9.8% in 2000. The Company was exploring a marketing alliance for consumer products. During 2001, the Company terminated the exploratory discussions.

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

     Automotive Products

     Automotive Products net sales for the first quarter of 2001 decreased 13.2% to $84.5 million from $97.3 million in the first quarter of 2000. The decline reflected lower automotive builds during the first quarter of 2001 compared to 2000 and the termination of certain lamination programs that were not fully replaced. Income from operations of $5.0 million in the first quarter of 2001 was down 30.3% compared to $7.2 million in the comparable 2000 period. The combination of lower sales and higher raw material costs resulted in the decrease. Income from operations represented 5.9% of net sales in 2001 and 7.4% in 2000.

ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     The Company paid $2.7 million during the first quarter of 2001 for the various restructuring plans recorded as of December 31, 2000 and during the first quarter of 2001. As of March 31, 2001, the components of the net accrued restructuring and other charges balance included $4.9 million for plant closure and lease costs, $0.7 million for personnel reductions and $0.9 million for other costs. Included in noncurrent assets was $0.3 million of estimated proceeds for facilities actively being marketed for sale. Substantially all employees impacted by the first quarter 2001 work force reduction will be terminated by the end of the second quarter of 2001. Approximately $2.8 million is expected to be spent during the remainder of 2001 for the various restructuring plans.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense totaled $17.3 million in the first quarter of 2001, which represented a 6.9% decrease from the 2000 first quarter expense of $18.6 million. The decrease primarily reflected lower average debt levels. As discussed in Note 7 to the condensed consolidated financial statements, a provision of the Foamex L.P. credit facility requires an incremental interest rate margin based on the debt leverage ratio, as defined. By the end of the second quarter of 2001, a total of 50 basis points will be the applicable incremental interest rate margin.

     Income from Equity Interest in Joint Venture

     Income from an equity interest in an Asian joint venture totaled $0.3 million for the first quarter of 2001 compared to $0.3 million in the first quarter of 2000.

     Other Expense, Net

     Other net expense recorded for the first quarter of 2001 totaled $0.2 million and primarily reflected letter of credit fees. During the first quarter of 2000, other net expense recorded totaled $0.9 million and primarily included costs incurred related to a proposed buyout transaction.

ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     Net Income

     Net income for the first quarter of 2001 was $5.9 million compared to $1.8 million recorded in the first quarter of 2000.

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

     Cash and cash equivalents totaled $3.7 million at the end of the first quarter of 2001 compared to $4.9 million at the end of 2000. Working capital at the end of the first quarter of 2001 was $98.2 million and the current ratio was
1.4 to 1 compared to working capital at the end of 2000 of $103.3 million and a current ratio of 1.5 to 1. The decline in working capital primarily reflected an increase of $32.9 million in accounts payable, partially offset by a $19.7 million increase in accounts receivable and a $9.3 million decrease in accrued customer rebates.

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

     Various Foamex L.P. and Foamex Carpet debt agreements contain certain quarterly financial covenants, which become more restrictive during 2001. Foamex L.P. and Foamex Carpet anticipate that they will continue to comply in 2001 with the quarterly financial covenants in the applicable debt agreements. Management's current business plans for Foamex L.P. and Foamex Carpet anticipate customer selling price increases in response to higher raw material costs, improved working capital management, a reduced capital expenditure program, successful

ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     Cash Flow from Operating Activities

     Cash provided by operating activities in the first quarter of 2001 was $12.2 million compared to $5.9 million for the first quarter of 2000. The cash flow increase was primarily due to improved results and a net decrease in working capital, as discussed above.

     Cash Flow from Investing Activities

     Cash used for investing activities totaled $5.9 million for the first quarter of 2001. Cash requirements included capital expenditures of $5.8 million and other investing activities of $0.4 million, partially offset by $0.3 million of proceeds from the sale of assets. In the first quarter of 2000, cash flow used for investing activities totaled $5.1 million, which was attributable to capital expenditures. The Company expects capital expenditures for 2001 to be less than $20.0 million, which includes the completion of a fourth VPF(SM) facility.

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

     Environmental Matters

     The Company is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with the Company's compliance with such laws and regulations did not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by the Company in connection with environmental matters as of March 31, 2001 was $3.5 million. Although it is possible that new information or future developments could require the Company to reassess its potential exposure to all pending environmental matters, including those described in Note 10 to the Company's condensed consolidated financial statements, the Company believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position.

     Market Risk

     The Company's debt securities with variable interest rates are subject to market risk for changes in interest rates. On March 31, 2001, indebtedness with variable interest rates totaled $439.3 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $4.4 million.

ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

           The information from Note 10 of the unaudited condensed consolidated financial statements incorporated herein by reference.

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

Item 6.    Exhibits and Reports on Form 8-K.

          (a) Exhibits

4.10.17 Amendment  No. 5 to Foamex  Carpet  Cushion  Agreement,  dated March 30,
        2001.

4.12.6 Amendment to Promissory Note of Foamex Carpet in favor of Foam Funding LLC, dated as of March 30, 2001.

10.11.4 Termination and Release Agreement dated as of January 30, 2001 by and between the Company and John G. Johnson.

         (b) The Company filed the following Current Reports on Form 8-K for the quarter ended March 31, 2001:

               No reports on Form 8-K were filed for the quarter ended March 31, 2001.

               Subsequent to the end of the first quarter of 2001, a report dated May 3, 2001, was filed for Item 5. Other Events, concerning a press release announcing it financial results for the quarter ended March 31, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FOAMEX INTERNATIONAL INC.


Date:  February 22, 2002              By:   /s/ Michael D. Carlini
                                            --------------------------------
                                            Michael D. Carlini
                                            Senior Vice President - Finance
                                            and Chief Accounting Officer