Form 10-Q/A
period 2001-06-30
FOAMEX INTERNATIONAL INC
filed 2002-02-25
CIK 912908

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

     Foamex International Inc. (the "Company") is filing this Form 10-Q/A to restate its unaudited condensed consolidated financial statements as of June 30, 2001 and for the three and six months then ended as discussed in Note 13. The Company also has updated its Management's Discussion and Analysis of Financial Condition and Results of Operations to give effect to the restatement, but has not updated any disclosures to reflect other developments since the original filing.


                            FOAMEX INTERNATIONAL INC.

                                      INDEX

                                                                                                               Page

Part I.  Financial Information

         Item 1.  Financial Statements.

              Condensed Consolidated Statements of Operations (unaudited) - Quarterly and
                Year to Date Periods Ended June 30, 2001 (restated) and June 30, 2000                            3

              Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2001 (restated)
                and December 31, 2000                                                                            4

              Condensed Consolidated Statements of Cash Flows (unaudited) -
                Year to Date Periods Ended June 30, 2001 (restated) and June 30, 2000                            5

              Notes to Condensed Consolidated Financial Statements (unaudited)                                   6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.                                                                                17

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                   24

Part II. Other Information

         Item 1.  Legal Proceedings.                                                                            25

         Item 2.  Changes in Securities.                                                                        25

         Item 4.  Submission of Matters to a Vote of Security Holders.                                          25

         Item 5.  Other Information.                                                                            26

         Item 6.  Exhibits and Reports on Form 8-K.                                                             26

Signatures                                                                                                      27

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.


                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                            Quarterly Periods Ended      Year to Date Periods Ended
                                                           -------------------------     --------------------------
                                                            June 30,        June 30,      June 30,         June 30,
                                                              2001            2000          2001            2000
                                                           ---------       ---------     ---------        ---------
                                                           (as restated,                 (as restated,
                                                           see Note 13)                  see Note 13)
                                                                     (thousands,   except   per   share data)
NET SALES                                                   $314,261        $322,721      $616,168         $651,840

COST OF GOODS SOLD                                           264,365         274,948       525,096          561,131
                                                            --------        --------      --------         --------

GROSS PROFIT                                                  49,896          47,773        91,072           90,709

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                    21,055          18,634        37,978           37,056

RESTRUCTURING AND OTHER CHARGES (CREDITS)                        (77)              -           (48)           3,222
                                                            --------        --------      --------         --------

INCOME FROM OPERATIONS                                        28,918          29,139        53,142           50,431

INTEREST AND DEBT ISSUANCE EXPENSE                            16,249          18,771        33,597           37,400

INCOME FROM EQUITY INTEREST IN JOINT VENTURE                     324             440           663              732

OTHER EXPENSE, NET                                              (390)           (874)         (552)          (1,805)
                                                            --------        --------      --------         --------

INCOME BEFORE PROVISION FOR INCOME TAXES                      12,603           9,934        19,656           11,958

PROVISION FOR INCOME TAXES                                     1,983           1,948         3,143            2,189
                                                            --------        --------      --------         --------

NET INCOME                                                  $ 10,620        $  7,986      $ 16,513         $  9,769
                                                            ========        ========      ========         ========

EARNINGS PER SHARE
   BASIC                                                    $   0.45        $   0.32      $   0.70         $   0.39
                                                            ========        ========      ========         ========
   DILUTED                                                  $   0.42        $   0.32      $   0.66         $   0.39
                                                            ========        ========      ========         ========

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC                     23,569          25,060        23,565           25,059
                                                            ========        ========      ========         ========

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED                   25,265          25,092        25,170           25,274
                                                            ========        ========      ========         ========


     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                                June 30, 2001     December 31, 2000
                                                                                -------------     -----------------
                                                                                (as restated,
ASSETS                                                                          see Note 13)
CURRENT ASSETS                                                                      (thousands, except share data)
   Cash and cash equivalents                                                     $  2,192            $  4,890
   Accounts receivable, net of allowances of $12,784 in 2001 and $9,926 in 2000   194,194             170,590
   Inventories                                                                     85,085             100,334
   Other current assets                                                            26,866              22,788
                                                                                 --------            --------
       Total current assets                                                       308,337             298,602
                                                                                 --------            --------

Property, plant and equipment                                                     410,413             397,291
Less accumulated depreciation                                                    (197,249)           (184,760)
                                                                                 --------            --------
   NET PROPERTY, PLANT AND EQUIPMENT                                              213,164             212,531

COST IN EXCESS OF ASSETS ACQUIRED, net of accumulated
   amortization of $32,031 in 2001 and $29,076 in 2000                            206,170             209,125

DEBT ISSUANCE COSTS, net of accumulated
   amortization of $12,569 in 2001 and $10,675 in 2000                             13,188              15,082

OTHER ASSETS                                                                       22,069              20,140
                                                                                 --------            --------

TOTAL ASSETS                                                                     $762,928            $755,480
                                                                                 ========            ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Short-term borrowing                                                          $     66            $      -
   Current portion of long-term debt                                                5,386               8,356
   Current portion of long-term debt - related party                               14,040              15,795
   Accounts payable                                                               106,427              86,838
   Accrued employee compensation and benefits                                      23,251              21,853
   Accrued interest                                                                 8,598               9,198
   Accrued customer rebates                                                        18,014              23,839
   Cash overdrafts                                                                 11,895               6,885
   Other accrued liabilities                                                       21,184              22,588
                                                                                 --------            --------
       Total current liabilities                                                  208,861             195,352

LONG-TERM DEBT                                                                    638,614             656,168
LONG-TERM DEBT - RELATED PARTY                                                     28,080              31,590
OTHER LIABILITIES                                                                  35,233              37,039
                                                                                 --------            --------
       Total liabilities                                                          910,788             920,149
                                                                                 --------            --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred Stock, par value $1.00 per share:
     Authorized 5,000,000 shares
     Issued 15,000 shares - Series B                                                   15                  15
   Common Stock, par value $.01 per share:
     Authorized 50,000,000 shares
     Issued 27,071,444 and 27,048,994 shares, respectively;
     Outstanding 23,582,444 and 23,559,994 shares, respectively                       270                 270
   Additional paid-in capital                                                      96,459              96,275
   Accumulated deficit                                                           (184,419)           (200,932)
   Accumulated other comprehensive loss                                           (23,184)            (23,296)
   Common stock held in treasury, at cost:
     3,489,000 shares                                                             (27,780)            (27,780)
   Shareholder note receivable                                                     (9,221)             (9,221)
                                                                                 --------            --------
       Total stockholders' deficit                                               (147,860)           (164,669)
                                                                                 --------            --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                      $762,928            $755,480
                                                                                 ========            ========

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                    Year to Date Periods
                                                                             ------------------------------
                                                                              June 30,            June 30,
                                                                                 2001                2000
                                                                             -----------         ----------
                                                                             (as restated,
                                                                             see Note 13)
                                                                                       (thousands)
OPERATING ACTIVITIES
   Net income                                                                  $16,513             $ 9,769
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization                                              16,574              17,271
     Amortization of debt issuance costs, debt discount and
       debt premium                                                                578                 615
     Asset writedowns and other charges                                              -                 626
     Loss (gain) on disposition of assets                                         (178)                604
     Other operating activities                                                  3,337               2,603
     Changes in operating assets and liabilities, net                           (7,198)            (12,434)
                                                                               -------             -------

         Net cash provided by operating activities                              29,626              19,054
                                                                               -------             -------

INVESTING ACTIVITIES
   Capital expenditures                                                        (12,481)            (10,596)
   Proceeds from sale of assets                                                    552               3,571
   Other investing activities                                                     (511)               (445)
                                                                               -------             -------

         Net cash used for investing activities                                (12,440)             (7,470)
                                                                               -------             -------

FINANCING ACTIVITIES
   Net proceeds from short-term borrowings                                          66                 867
   Proceeds from (repayments of) revolving loans                               (14,653)             40,160
   Repayments of long-term debt                                                 (5,042)            (18,493)
   Repayments of long-term debt - related party                                 (5,265)            (39,265)
   Increase in cash overdrafts                                                   5,010                 777
   Other financing activities                                                        -                  24
                                                                               -------             -------

         Net cash used for financing activities                                (19,884)            (15,930)
                                                                               -------             -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (2,698)             (4,346)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                        4,890               6,577
                                                                               -------             -------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                            $ 2,192             $ 2,231
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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation

     The accompanying condensed consolidated financial statements are unaudited and do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management all adjustments, consisting only of normal recurring adjustments considered necessary to present fairly Foamex International Inc.'s (the "Company") consolidated financial position and results of operations, have been included. These interim financial statements should be read in conjunction with the financial statements and related notes included in the 2000 Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of trends or of results for a full year.

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.   EARNINGS PER SHARE

     The following table shows the amounts used in computing earnings per share.

                                                       Quarterly Periods Ended    Year to Date Periods Ended
                                                       -----------------------    --------------------------
                                                       June 30,       June 30,    June 30,          June 30,
                                                          2001          2000        2001               2000
                                                       --------       --------    --------          --------
                                                               (thousands, except per share amounts)
     Basic earnings per share
       Net income                                      $10,620        $ 7,986      $16,513          $ 9,769
                                                       =======        =======      =======          =======

       Average common stock outstanding (a)             23,569         25,060       23,565           25,059
                                                       =======        =======      =======          =======

       Basic earnings per share                        $  0.45        $  0.32      $  0.70          $  0.39
                                                       =======        =======      =======          =======

     Diluted earnings per share
       Net income available for common stock
         and dilutive securities                       $10,620        $ 7,986      $16,513          $ 9,769
                                                       =======        =======      =======          =======

       Average common stock outstanding (a)             23,569         25,060       23,565           25,059

       Common stock equivalents resulting from
         Stock options (b)                                 196             32          105              215
         Convertible preferred stock (a)                 1,500              -        1,500                -
                                                       -------        -------      -------          -------

       Average common stock and dilutive
         equivalents                                    25,265         25,092       25,170           25,274
                                                       =======        =======      =======          =======

       Diluted earnings per share                      $  0.42        $  0.32      $  0.66          $  0.39
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

4.   COMPREHENSIVE INCOME

     The components of comprehensive income are listed below.

                                                       Quarterly Periods Ended    Year to Date Periods Ended
                                                       -----------------------    --------------------------
                                                       June 30,       June 30,    June 30,          June 30,
                                                          2001          2000        2001               2000
                                                       --------       --------    --------          --------
                                                                            (thousands)
     Net income                                        $10,620         $7,986      $16,513           $9,769
     Foreign currency translation adjustments            1,040           (471)         112             (165)
                                                       -------         ------      -------           -------
     Total comprehensive income                        $11,660         $7,515      $16,625           $9,604
                                                       =======         ======      =======           ======

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

     During the second quarter of 2001, the Company recorded restructuring and other charges (credits) of $(0.1) million. The net credit was comprised of restructuring charges of $0.2 million for severance relating to the termination of eight employees and a credit of $0.3 million for changes in estimates for previously recognized restructuring plans.

     All employees impacted by the first and second quarter 2001 work force reductions were terminated by the end of the second quarter of 2001. Approximately $1.4 million is expected to be spent during the remainder of 2001 for the various restructuring plans.

     The   following   table  sets  forth  the   components   of  the  Company's
restructuring and other charges (credits) for the quarterly period ended June 30, 2001:

                                                                Plant Closure         Personnel
                                                   Total          and Leases          Reductions         Other
                                                 ---------      ---------------       ----------       --------
                                                                           (millions)
     Balance at March 31, 2001                     $6.5              $4.9               $0.7              $0.9
     Cash spending                                 (1.7)             (1.0)               0.1              (0.8)
     Cash proceeds                                  0.6                 -                  -               0.6
     2001 restructuring charge                      0.2                 -                0.2                 -
     Restructuring credits                         (0.3)             (0.2)                 -              (0.1)
                                                   ----              ----               ----              ----
     Balance at June 30, 2001                      $5.3              $3.7               $1.0              $0.6
                                                   ====              ====               ====              ====

6.   INVENTORIES

     The components of inventory are listed below.

                                               June 30,         December 31,
                                                 2001              2000
                                               --------        -------------
                                                     (thousands)
     Raw materials and supplies                $50,402            $ 66,690
     Work-in-process                            12,286              11,580
     Finished goods                             22,397              22,064
                                               -------            --------
       Total                                   $85,085            $100,334
                                               =======            ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.   LONG-TERM DEBT

     The components of long-term debt are listed below.

                                                                        June 30,              December 31,
                                                                           2001                   2000
                                                                       ----------             ------------
     Foamex L.P. Credit Facility                                                  (thousands)
       Term Loan B (a)                                                  $ 76,737               $ 77,136
       Term Loan C (a)                                                    69,761                 70,124
       Term Loan D (a)                                                   101,043                101,565
       Revolving credit facility (a) (b)                                 131,203                145,904
     Foamex Carpet Credit Facility (c)                                         -                      -
     9 7/8% Senior subordinated notes due 2007                           150,000                150,000
     13 1/2% Senior subordinated notes due 2005 (includes
       $7,411 and $8,308 of unamortized debt premium)                    105,411                106,308
     Industrial revenue bonds                                              7,000                  7,000
     Subordinated note payable (net of unamortized
       debt discount of $49 in 2000)                                           -                  2,289
     Other                                                                 2,845                  4,198
                                                                        --------               --------
                                                                         644,000                664,524

     Less current portion                                                  5,386                  8,356
                                                                        --------               --------

     Long-term debt-unrelated parties                                   $638,614               $656,168
                                                                        ========               ========

     The components of related party long-term debt are listed below.

                                                                        June 30,              December 31,
                                                                           2001                   2000
                                                                        ---------             ------------
                                                                                  (thousands)
     Note payable to Foam Funding LLC (d)                               $ 42,120               $ 47,385

     Less current portion                                                 14,040                 15,795
                                                                        --------               --------

     Long-term debt - related party                                     $ 28,080               $ 31,590
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

     Various Foamex L.P. and Foamex Carpet debt agreements contain certain quarterly financial covenants, which become more restrictive during 2001. Foamex L.P. and Foamex Carpet anticipate that they will continue to comply in 2001 with the quarterly financial covenants in the applicable debt agreements. Management's current business plans for Foamex L.P. and Foamex Carpet anticipate customer selling price management in response to raw material cost changes, improved working capital management, comparable capital expenditures to the prior year, successful implementation of on-going cost savings initiatives and improved operating efficiencies. The achievement of the business plans is necessary for compliance with the various financial covenants for the remainder of 2001.

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

     Segment results are presented below.

                                                   Carpet
                                       Foam        Cushion    Automotive     Technical
                                     Products      Products     Products     Products       Other         Total
                                    ---------     ---------   ----------     ---------    ---------    ----------
                                                                   (thousands)
Quarterly period ended June 30, 2001
Net sales                            $122,586      $57,534      $100,858      $24,357       $8,926      $314,261
Income (loss) from operations          17,302         (797)        7,547        6,113       (1,247)       28,918
Depreciation and amortization           3,735        2,161         1,121          873          410         8,300

Quarterly period ended June 30, 2000
Net sales (a)                        $130,753      $65,608       $92,428      $26,176       $7,756      $322,721
Income (loss) from operations          15,424        1,200         7,262        6,859       (1,606)       29,139
Depreciation and amortization           4,161        1,829         1,192          646          727         8,555

Year to date period ended June 30, 2001
Net sales                            $249,487     $111,218      $185,369      $52,138      $17,956      $616,168
Income (loss) from operations          31,017       (2,165)       12,544       14,027       (2,281)       53,142
Depreciation and amortization           7,658        4,085         2,338        1,607          886        16,574

Year to date period ended June 30, 2000
Net sales (a)                        $260,847     $128,911      $189,739      $53,630      $18,713      $651,840
Income (loss) from operations          28,202         (719)       14,428       14,363       (5,843)       50,431
Depreciation and amortization           8,089        4,004         2,395        1,289        1,494        17,271

(a) As discussed in Note 1, net sales for 2000 reflected a reclassification of certain shipping costs that were billed to customers. The reclassification impacted Carpet Cushion Products.

10.  RELATED PARTY TRANSACTIONS AND BALANCES

Foam Funding LLC Debt

     During the quarter ended June 30, 2001, Foamex Carpet paid $0.8 million of interest and $2.6 million of principal on notes payable to Foam Funding LLC. During the year to date period ended June 30, 2001, Foamex Carpet paid $1.9 million of interest and $5.3 million of principal on notes payable to Foam Funding LLC, an affiliate of Trace International Holdings, Inc. ("Trace").

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11.  COMMITMENTS AND CONTINGENCIES (continued)

Environmental and Health and Safety

     The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of June 30, 2001, the Company had accruals of approximately $3.5 million for environmental matters. During 1998, the Company established an allowance of $1.2 million relating to receivables from Trace for environmental indemnifications due to the financial difficulties of Trace.

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

13.  RESTATEMENT

     Subsequent to the issuance of the Company's unaudited interim financial statements as of June 30, 2001 and for the three and six month periods ended June 30, 2001, the Company's management determined that the 2001 interim financial statements required certain adjustments related to the Company's adoption of SFAS No. 133 and certain purchase discounts that were originally recognized in other quarters. As a result, the unaudited interim financial statements as of and for the three months ended June 30, 2001 have been restated from the amounts previously reported to (i) reclassify $5.6 million from accumulated other comprehensive loss to other liabilities to properly reflect the adoption of SFAS No. 133, (ii) recognize approximately $0.4 million of purchase discounts that were originally recognized in other quarters and (iii) reflect the income tax impact of adjustment (ii) above.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13.  RESTATEMENT (continued)

     A summary of the significant effects of the restatement is as follows:

                                                                  Quarterly Period Ended June 30, 2001
                                                                  ------------------------------------
                                                                  Previously
                                                                   Reported                   Restated
                                                                  -----------                 ---------
     Statement of Operations                                      (thousands, except per share data)
       Cost of Goods Sold                                           $ 264,808                  $ 264,365
       Gross Profit                                                 $  49,453                  $  49,896
       Income from Operations                                       $  28,475                  $  28,918
       Income before Provision for Income Taxes                     $  12,160                  $  12,603
       Provision for Income Taxes                                   $   1,912                  $   1,983
       Net Income                                                   $  10,248                  $  10,620

     Earnings Per Share
       Basic                                                        $    0.43                  $    0.45
       Diluted                                                      $    0.41                  $    0.42

                                                                      Six Months Ended June  30, 2001
                                                                  ------------------------------------
                                                                  Previously
                                                                   Reported                   Restated
                                                                  -----------                 --------
     Statement of Operations                                       (thousands, except per share data)
       Cost of Goods Sold                                           $ 524,511                  $ 525,096
       Gross Profit                                                 $  91,657                  $  91,072
       Income from Operations                                       $  53,727                  $  53,142
       Interest and Debt Issuance Expense                           $  33,943                  $  33,597
       Income from Equity Interest in Joint Venture                 $     524                  $     663
       Income before Provision for Income Taxes                     $  19,756                  $  19,656
       Provision for Income Taxes                                   $   3,181                  $   3,143
       Net Income                                                   $  16,575                  $  16,513

                                                                              June  30, 2001
                                                                  -------------------------------------
                                                                  Previously
                                                                   Reported                   Restated
                                                                  -----------                 --------
       Balance Sheet                                                             (thousands)
         Current assets                                             $ 308,622                  $ 308,337
         Total assets                                               $ 762,728                  $ 762,928
         Current liabilities                                        $ 207,661                  $ 208,861
         Total liabilities                                          $ 904,914                  $ 910,788
         Stockholders' deficit                                      $(142,186)                 $(147,860)

     There was no impact on basic or diluted earnings per share for the six months ended June 30, 2001.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2001 COMPARED TO THE QUARTER ENDED JUNE 30, 2000

                                                   Carpet
                                         Foam      Cushion      Automotive     Technical
                                       Products    Products      Products       Products       Other         Total
                                       --------    --------     ----------     ----------    ---------     ---------
Quarterly period ended June 30, 2001                                        (thousands)
------------------------------------
Net sales                              $122,586    $57,534       $100,858       $24,357       $8,926        $314,261
Income (loss) from operations            17,302       (797)         7,547         6,113       (1,247)         28,918
Depreciation and amortization             3,735      2,161          1,121           873          410           8,300
Income (loss) from operations
   as a percentage of net sales           14.1%      (1.4)%          7.5%         25.1%         n.m.*           9.2%



ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF THE  FINANCIAL  CONDITION AND
         RESULTS OF OPERATIONS. Accounting Changes

                                                   Carpet
                                         Foam      Cushion      Automotive     Technical
                                       Products    Products      Products       Products       Other         Total
                                       --------    --------     ----------     ----------    ---------     ---------
Quarterly period ended June 30, 2000                                     (thousands)
------------------------------------
Net sales (a)                          $130,753    $65,608       $92,428        $26,176       $7,756        $322,721
Income (loss) from operations            15,424      1,200         7,262          6,859       (1,606)         29,139
Depreciation and amortization             4,161      1,829         1,192            646          727           8,555
Income (loss) from operations
   as a percentage of net sales           11.8%       1.8%          7.9%          26.2%        n.m.*            9.0%

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

     The gross profit margin was 15.9% in the second quarter of 2001 compared to 14.8% in same quarter of 2000. Certain favorable raw material cost reductions had the effect of improving the gross profit margin percentage in the second quarter of 2001 by approximately two percentage points. There can be no assurance that these cost reductions will continue at the same level for the balance of the year. Selling, general and administrative expenses were 13.0% higher in the second quarter of 2001 with the increase attributable to higher expenses for the estimation of uncollectible accounts receivable, higher employee medical costs, incentive compensation and professional fees.

     Income from operations for the second quarter of 2001 was $28.9 million, which represented a 0.8% decrease from the $29.1 million recorded during the comparable 2000 period. Results included restructuring and other charges (credits) of less than ($0.1) million in 2001. Restructuring and other charges (credits) recorded during 2001 are discussed under "Other" below. Excluding the restructuring and other charges (credits) for comparison purposes, income from operations was $28.8 million in the second quarter of 2001 compared to $29.1 million in the 2000 second quarter. On this basis, income from operations was 9.2% of net sales in 2001 compared to 9.0% of net sales in 2000. In addition to the certain raw material cost reductions discussed above, certain selling price improvements were also positive factors.

     Foam Products

     Foam Products net sales for the second quarter of 2001 decreased 6.2% to $122.6 million from $130.8 million in the second quarter of 2000. The decrease primarily reflected the domestic economic slow down that impacted the markets for furniture manufacturers and for other foam fabricators. Partially offsetting these unfavorable factors was an increase in consumer products sales. Despite the sales decline, income from operations increased 12.2%, from $15.4 million in the second quarter of 2000 to $17.3 million in the second quarter of 2001. Income from operations was 14.1% of net sales in 2001, up from 11.8% in 2000.

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

     Other Expense, Net

     Other net expense recorded for the second quarter of 2001 totaled $0.4 million and primarily included letter of credit fees and losses on the disposition of fixed assets. During the second quarter of 2000, other net expense recorded totaled $0.9 million and included costs related to a proposed buyout transaction.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Accounting Changes

     Net Income

     Net income for the second quarter of 2001 was $10.6 million compared to $8.0 million recorded in the second quarter of 2000.

RESULTS OF OPERATIONS FOR THE YEAR TO DATE PERIOD ENDED JUNE 30, 2001 COMPARED TO THE YEAR TO DATE PERIOD ENDED JUNE 30, 2000

                                                    Carpet
                                         Foam       Cushion     Automotive     Technical
                                       Products     Products      Products     Products       Other         Total
                                       --------    ---------    ----------     ----------    -------      ---------
Year to date period ended June 30, 2001                                  (thousands)
---------------------------------------
Net sales                              $249,487     $111,218     $185,369       $52,138      $17,956      $616,168
Income (loss) from operations            31,017       (2,165)      12,544        14,027       (2,281)       53,142
Depreciation and amortization             7,658        4,085        2,338         1,607          886        16,574
Income (loss) from operations
   as a percentage of net sales           12.4%       (1.9)%         6.8%         26.9%        n.m.*          8.6%

Year to date period ended June 30, 2000
Net sales (a)                          $260,847     $128,911     $189,739       $53,630      $18,713      $651,840
Income (loss) from operations            28,202         (719)      14,428        14,363       (5,843)       50,431
Depreciation and amortization             8,089        4,004        2,395         1,289        1,494        17,271
Income (loss) from operations
   as a percentage of net sales           10.8%       (0.6%)         7.6%         26.8%        n.m.*          7.7%

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

     The gross profit margin was 14.8% in the first half of 2001 compared to 13.9% in the comparable period in 2000. Certain favorable raw material cost reductions had the effect of improving the gross profit margin percentage in the first half of 2001 by approximately two percentage points. There can no assurance that these cost reductions will continue at the same level for the balance of the year. Selling, general and administrative expenses were 2.5% higher in the first half of 2001 with the increase primarily attributable to higher expenses for the estimation of uncollectible accounts receivable, higher employee medical costs, incentive compensation and professional fees.

     Income from operations for the first half of 2001 was $53.1 million, which represented a 5.4% increase from the $50.4 million recorded during the comparable 2000 period. Results included restructuring and other charges (credits) of less than ($0.1) million in 2001 and $3.2 million in the first half of 2000. Restructuring and other charges (credits) recorded during 2001 are discussed under "Other" below. Excluding the restructuring and other charges (credits) for comparison purposes, income from operations was $53.1 million for the first half of 2001 compared to $53.7 million in the 2000 first half. On this basis, income from operations was 8.6% of net sales in 2001 compared to 8.2% of net sales in 2000. In addition to the certain raw material cost reductions discussed above, cost reduction programs and increases in certain selling prices were also positive factors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Accounting Changes

     Foam Products

     Foam Products net sales for the first half of 2001 decreased 4.4% to $249.5 million from $260.8 million in the comparable period of 2000. The decrease primarily reflected the domestic economic slow down that impacted the markets for furniture manufacturers and other foam fabricators. Consumer products sales were also down, although sales levels did begin to rebound during the second quarter. Despite the sales decline, income from operations increased 10.0%, from $28.2 million in the first half of 2000 to $31.0 million in the first half of 2001. Income from operations was 12.4% of net sales in 2001, up from 10.8% in 2000.

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

     Automotive Products

     Automotive Products net sales for the first half of 2001 decreased 2.3% to $185.4 million from $189.7 million in the first half of 2000. The decline reflected a slow down in the domestic automobile industry, accentuated by the impact of inventory corrections earlier in the year. During the second quarter of 2001, sales levels began to rebound which primarily reflected new product programs and improved order levels. Lower sales translated into a 13.1% decline in income from operations, from $14.4 million in the first half of 2000 to $12.5 million in the first half of 2001. Income from operations represented 6.8% of net sales in 2001 and 7.6% in 2000.

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

     The Company paid $4.4 million during the first half of 2001 for the various restructuring plans recorded as of December 31, 2000 and during the first and second quarters of 2001. As of June 30, 2001, the components of the net accrued restructuring and other charges balance included $3.7 million for plant closure and lease costs and $1.0 million for personnel reductions. All employees impacted by the first and second quarter 2001 work force reductions were terminated by the end of the second quarter of 2001. Approximately $1.4 million is expected to be spent during the remainder of 2001 for the various restructuring plans.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense totaled $33.6 million in the first half of 2001, which represented a 10.2% decrease from the 2000 first half expense of $37.4 million. The decrease was attributable to lower average debt levels and lower effective interest rates. As discussed in Note 7 to the condensed consolidated financial statements, a provision of the Foamex L.P. credit facility requires an incremental interest rate margin based on the debt leverage ratio, as defined. During the third quarter of 2001, a total of 75 basis points will be the cumulative adjustment to the applicable interest rate margin.

     Income from Equity Interest in Joint Venture

     Income from an equity interest in an Asian joint venture totaled $0.7 million for the first half of 2001 compared to $0.7 million in the comparable period of 2000.

     Other Expense, Net

     Other net expense recorded for the first half 2001 totaled $0.6 million and included letter of credit fees. During the first half of 2000, other net expense recorded totaled $1.8 million and included costs incurred related to a proposed buyout transaction.

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

     Net Income

     Net income for the first half of 2001 was $16.5 million compared to $9.8 million recorded in the first half of 2000.

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

     Cash and cash equivalents totaled $2.2 million at the end of the second quarter of 2001 compared to $4.9 million at the end of 2000. Working capital at the end of the second quarter of 2001 was $99.5 million and the current ratio was 1.5 to 1 compared to working capital at the end of 2000 of $103.3 million and a current ratio of 1.5 to 1. Significant changes in working capital included a $23.6 million increase in accounts receivable, a $15.2 decrease in inventories and a $19.6 million increase in accounts payable. During the second quarter of 2001, the Company achieved improved payment terms with a number of vendors that contributed to the improvement of cash flow and may have a more significant favorable effect in the future.

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

     Various Foamex L.P. and Foamex Carpet debt agreements contain certain quarterly financial covenants, which become more restrictive during 2001. Foamex L.P. and Foamex Carpet anticipate that they will continue to comply in 2001 with the quarterly financial covenants in the applicable debt agreements. Management's current business plans for Foamex L.P. and Foamex Carpet anticipate customer selling price increases in response to raw material cost changes, improved working capital management, comparable capital expenditures to the prior year, successful implementation of on-going cost savings initiatives and improved operating efficiencies. The achievement of the business plans is necessary for compliance with the various financial covenants for the remainder of 2001.

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

     Cash Flow from Operating Activities

     Cash provided by operating activities in the first half of 2001 was $29.6 million compared to $19.1 million for the first half of 2000. The increase primarily reflected improved results and reduced working capital requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Accounting Changes

     Cash Flow from Investing Activities

     Cash used for investing activities totaled $12.4 million for the first half of 2001. Cash requirements included capital expenditures of $12.5 million and other investing activities of $0.5 million, partially offset by $0.6 million of proceeds from the sale of assets. In the first half of 2000, cash flow used for investing activities totaled $7.5 million, which included $10.6 million of capital expenditures, partially offset by $3.6 million of proceeds from the sale of assets. The Company has increased its estimate of capital expenditures for 2001 and currently expects capital expenditures for 2001 to be less than $25.0 million.

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

     Environmental Matters

     The Company is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with the Company's compliance with such laws and regulations did not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by the Company in connection with environmental matters as of June 30, 2001 was $3.5 million. Although it is possible that new information or future developments could require the Company to reassess its potential exposure to all pending environmental matters, including those described in Note 11 to the Company's condensed consolidated financial statements, the Company believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position.

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

              For           Against           Abstentions
          ----------       ---------          -----------
          19,969,030       1,177,954           225,566

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

          Subsequent to the end of the second quarter of 2001, a report dated July 9, 2001 was filed for Item 5. Other Events, concerning a press release announcing the engagement of a new independent auditor. On July 19, 2001, an amended report was filed with the required disclosures under Item 4. Changes in Registrant's Certifying Accountant.

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