Form 10-Q/A
period 2001-09-30
FOAMEX INTERNATIONAL INC
filed 2002-02-25
CIK 912908

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

     Foamex International Inc. (the "Company") is filing this Form 10-Q/A to restate its unaudited condensed consolidated financial statements as of September 30, 2001 and for the three and nine months then ended as discussed in
Note 14. The Company also has updated its Management's Discussion and Analysis of Financial Condition and Results of Operations to give effect to the restatement and has updated other disclosures to reflect significant subsequent events since the original filing.


                            FOAMEX INTERNATIONAL INC.

                                      INDEX

                                                                                                               Page

Part I.  Financial Information

         Item 1.  Financial Statements.

              Condensed Consolidated Statements of Operations (unaudited) -
                Quarterly and Year to Date Periods Ended September 30, 2001
                (restated) and September 30, 2000                                                                3

              Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2001 (restated)
                and December 31, 2000                                                                            4

              Condensed Consolidated Statements of Cash Flows (unaudited) - Year to Date Periods
                Ended September 30, 2001 (restated) and September 30, 2000                                       5

              Notes to Condensed Consolidated Financial Statements (unaudited)                                   6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.                                                                                21

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                   29

Part II. Other Information

         Item 1.  Legal Proceedings.                                                                            30

         Item 4.  Submission of Matters to a Vote of Security Holders.                                          30

         Item 5.  Other Information.                                                                            30

         Item 6.  Exhibits and Reports on Form 8-K.                                                             30

Signatures                                                                                                      31

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                          Quarterly Periods Ended          Year to Date Periods Ended
                                                        September 30,   September 30,    September 30,   September 30,
                                                           2001             2000             2001           2000
                                                        -------------   -------------    -------------   -------------
                                                        (As restated,                    (As restated,
                                                        see Note 14)                     see Note 14)
                                                                     (thousands, except per share data)
NET SALES                                                 $326,166       $309,666         $942,334         $961,506

COST OF GOODS SOLD                                         278,757        264,937          803,853          826,068
                                                          --------       --------         --------         --------

GROSS PROFIT                                                47,409         44,729          138,481          135,438

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                  21,705         17,394           59,683           54,450

RESTRUCTURING AND OTHER CHARGES                                252          2,842              204            6,064
                                                          --------       --------         --------         --------

INCOME FROM OPERATIONS                                      25,452         24,493           78,594           74,924

INTEREST AND DEBT ISSUANCE EXPENSE                          15,503         19,255           49,100           56,655

INCOME (LOSS) FROM EQUITY INTEREST IN
   JOINT VENTURE                                               (53)           282              610            1,014

OTHER EXPENSE, NET                                          (1,264)          (662)          (1,816)          (2,467)
                                                          --------       --------         --------         --------

INCOME BEFORE PROVISION FOR INCOME TAXES                     8,632          4,858           28,288           16,816

PROVISION FOR INCOME TAXES                                   1,365          1,073            4,508            3,262
                                                          --------       --------         --------         --------

NET INCOME                                                $  7,267       $  3,785         $ 23,780         $ 13,554
                                                          ========       ========         ========         ========

EARNINGS PER SHARE
   BASIC                                                  $   0.31       $   0.15         $   1.01         $   0.54
                                                          ========       ========         ========         ========
   DILUTED                                                $   0.28       $   0.15         $   0.94         $   0.54
                                                          ========       ========         ========         ========

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC                   23,599         25,060           23,576           25,059
                                                          ========       ========         ========         ========

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED                 25,773         25,193           25,370           25,247
                                                          ========       ========         ========         ========

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                                 September 30, 2001     December 31, 2000
                                                                                 ------------------     -----------------
                                                                                 (As restated,
ASSETS                                                                           see Note 14)
CURRENT ASSETS                                                                        (thousands, except share data)
   Cash and cash equivalents                                                       $  9,404              $  4,890
   Accounts receivable, net of allowances of $11,754 in 2001 and $9,926 in 2000     209,123               170,590
   Inventories                                                                       98,264               100,334
   Other current assets                                                              15,162                18,889
                                                                                   --------              --------
       Total current assets                                                         331,953               294,703
                                                                                   --------              --------

Property, plant and equipment                                                       412,356               397,291
Less accumulated depreciation                                                      (196,149)             (184,760)
                                                                                   --------              --------
   NET PROPERTY, PLANT AND EQUIPMENT                                                216,207               212,531

COST IN EXCESS OF ASSETS ACQUIRED, net of accumulated
   amortization of $33,417 in 2001 and $29,076 in 2000                              209,667               209,125

DEBT ISSUANCE COSTS, net of accumulated
   amortization of $13,592 in 2001 and $10,675 in 2000                               12,675                15,082

OTHER ASSETS                                                                         28,468                20,140
                                                                                   --------              --------

TOTAL ASSETS                                                                       $798,970              $751,581
                                                                                   ========              ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Current portion of long-term debt                                               $  5,436              $  8,356
   Current portion of long-term debt - related party                                 17,550                15,795
   Accounts payable                                                                 145,511                82,939
   Accrued employee compensation and benefits                                        22,253                21,853
   Accrued interest                                                                  10,793                 9,198
   Accrued customer rebates                                                          19,030                23,839
   Cash overdrafts                                                                   15,314                 6,885
   Other accrued liabilities                                                         22,315                22,588
                                                                                   --------              --------
       Total current liabilities                                                    258,202               191,453

LONG-TERM DEBT                                                                      623,700               656,168
LONG-TERM DEBT - RELATED PARTY                                                       21,060                31,590
OTHER LIABILITIES                                                                    52,140                37,039
                                                                                   --------              --------
       Total liabilities                                                            955,102               916,250
                                                                                   --------              --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred Stock, par value $1.00 per share:
     Authorized 5,000,000 shares
     Issued 15,000 shares - Series B in 2001 and 2000                                    15                    15
   Common Stock, par value $.01 per share:
     Authorized 50,000,000 shares
     Issued 27,118,016 shares in 2001 and 27,048,994 shares in 2000
     Outstanding 23,629,016 shares in 2001 and 23,559,994 shares in 2000                271                   270
   Additional paid-in capital                                                        96,749                96,275
   Accumulated deficit                                                             (177,152)             (200,932)
   Accumulated other comprehensive loss                                             (39,014)              (23,296)
   Common stock held in treasury, at cost:
     3,489,000 shares in 2001 and 2000                                              (27,780)              (27,780)
   Shareholder note receivable                                                       (9,221)               (9,221)
                                                                                   --------              --------
       Total stockholders' deficit                                                 (156,132)             (164,669)
                                                                                   --------              --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $798,970              $751,581
                                                                                   ========              ========

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                         Year to Date Periods
                                                                                  ---------------------------------
                                                                                  September 30,       September 30,
                                                                                     2001                 2000
                                                                                  -------------       -------------
                                                                                  (As restated,
                                                                                  see Note 14)
                                                                                             (thousands)
OPERATING ACTIVITIES
   Net income                                                                       $ 23,780             $ 13,554
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization                                                    25,418               26,727
     Amortization of debt issuance costs, debt premium
        and debt discount                                                                918                  894
     Asset writedowns and other charges (credits)                                        (39)               2,789
     Loss on disposition of assets                                                       616                1,204
     Other operating activities                                                        1,747                4,298
     Changes in operating assets and liabilities, net                                 21,196               18,042
                                                                                    --------             --------

         Net cash provided by operating activities                                    73,636               67,508
                                                                                    --------             --------

INVESTING ACTIVITIES
   Capital expenditures                                                              (17,159)             (18,957)
   Proceeds from sale of assets                                                          600                3,525
   Acquisition - asset purchase                                                      (14,827)                   -
   Other investing activities                                                           (941)              (1,134)
                                                                                    --------             --------

         Net cash used for investing activities                                      (32,327)             (16,566)
                                                                                    --------             --------

FINANCING ACTIVITIES
   Net repayments of short-term borrowings                                                 -               (1,627)
   Repayments of revolving loans                                                     (27,881)             (12,031)
   Repayments of long-term debt                                                       (6,510)             (19,201)
   Repayments of long-term debt - related party                                       (8,775)             (39,265)
   Increase in cash overdrafts                                                         8,429               20,995
   Debt issuance costs                                                                  (510)                   -
   Other financing activities                                                         (1,548)                   -
                                                                                    --------             --------

         Net cash used for financing activities                                      (36,795)             (51,129)
                                                                                    --------             --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   4,514                 (187)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                              4,890                6,577
                                                                                    --------             --------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                                 $  9,404             $  6,390
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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.     ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation

     The accompanying condensed consolidated financial statements are unaudited and do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management all adjustments, consisting only of normal recurring adjustments considered necessary to present fairly Foamex International Inc.'s (the "Company") consolidated financial position and results of operations, have been included. These interim financial statements should be read in conjunction with the financial statements and related notes included in the 2000 Annual Report on Form 10-K and the September 30, 2001 financial statements and related notes included in Exhibit 99.1 to this Form 10-Q/A. Results for interim periods are not necessarily indicative of trends or of results for a full year.

Accounting Changes - Accounting for Derivatives and Hedging Activities

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") requires the fair value of derivatives to be recognized in the consolidated balance sheet. Changes in the fair value of derivatives are recognized in earnings or in other comprehensive loss, essentially depending on the structure and the purpose of the derivatives. During 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amended SFAS No. 133 on a limited number of issues, was issued. The statements were effective for the Company in the first quarter of 2001.

     These statements create a foundation that will address accounting and reporting issues for a wide range of financial instruments defined as derivatives and related hedging activities. As of September 30, 2001 and December 31, 2000, the Company did not have any derivatives, as defined in the statements. Accordingly, the initial adoption of the statements did not have a significant impact on the results of operations or financial position of the Company.

Accounting Changes - Business Combinations

     During 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") was issued. SFAS No. 141 addresses financial accounting and reporting for business combinations and limits the accounting for business combinations to the purchase method. The statement was effective for all business combinations, including the acquisition discussed in Note 2, with an acquisition date of July 1, 2001, or later.

Future Accounting Changes - Goodwill and Other Intangible Assets

     During 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") was issued. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. A key change as a result of implementing SFAS No. 142 will be that goodwill and certain other intangibles will no longer be amortized and there may be more volatility in the reported results than under the previous standard because impairment losses are likely to occur irregularly and in varying amounts. Any impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS No. 142 will be reported as resulting from a change in accounting principle. Any goodwill and intangible assets acquired after June 30, 2001, including the acquisition discussed in Note 2, will be subject immediately to the nonamortization and amortization provisions of SFAS No. 142. The other provisions of SFAS No. 142 will be adopted by the Company on January 1, 2002. The Company continues to evaluate SFAS No. 142 and has not yet determined the impact.

Future Accounting Changes - Asset Retirement Obligations and Impairment or Disposal of Long-Lived Assets

     During 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations ("SFAS No. 143") was issued. SFAS No. 143 requires the recognition of a liability for the estimated cost of disposal as part of the initial cost of a long-lived asset and will be effective in 2003. Subsequent to the third quarter of 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION (continued)

of Long-Lived Assets" ("SFAS No. 144") was issued. SFAS No. 144 will provide a single approach for measuring the impairment of long-lived assets, including a segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. SFAS No. 144 will be effective in 2002. The Company continues to evaluate the statements and has not yet determined the impact of SFAS No. 143 and SFAS No. 144.

Reclassifications

     Certain amounts from prior years have been reclassified to conform with the current presentation.

2.   ACQUISITION

     On July 25, 2001, the Company purchased certain assets and assumed certain liabilities of General Foam Corporation, a manufacturer of polyurethane foam products for the automotive,  industrial,  and home  furnishings  markets,  at a total cost of $18.5 million,  which resulted in goodwill of  approximately  $9.0 million. The business was acquired due to its synergy with the Company's existing business. The assets purchased primarily included inventory and machinery and equipment. The results of the acquired business have been included in the consolidated financial statements since July 25, 2001. The effects of the acquisition on the Company's financial statements are not material.

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

4.   EARNINGS PER SHARE

     The following table shows the amounts used in computing earnings per share.

                                                      Quarterly Periods Ended      Year to Date Periods Ended
                                                   -----------------------------  -----------------------------
                                                   September 30,   September 30,  September 30,   September 30,
                                                      2001             2000           2001            2000
                                                   -------------   -------------  -------------   --------------
                                                                 (thousands, except per share amounts)
     Basic earnings per share
       Net income                                    $ 7,267        $ 3,785         $23,780         $13,554
                                                     =======        =======         =======         =======

       Average common stock outstanding (a)           23,599         25,060          23,576          25,059
                                                     =======        =======         =======         =======

       Basic earnings per share                      $  0.31        $  0.15         $  1.01         $  0.54
                                                     =======        =======         =======         =======

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.   EARNINGS PER SHARE (continued)

                                                      Quarterly Periods Ended      Year to Date Periods Ended
                                                   September 30,   September 30,  September 30,   September 30,
                                                      2001             2000           2001            2000
                                                   -------------   -------------  -------------   --------------
                                                                 (thousands, except per share amounts)

     Diluted earnings per share
       Net income available for common stock
         and dilutive securities                     $ 7,267        $ 3,785         $23,780         $13,554
                                                     =======        =======         =======         =======

       Average common stock outstanding (a)           23,599         25,060          23,576          25,059

       Common stock equivalents resulting from
         Stock options (b)                               674            133             294             188
         Convertible preferred stock (a)               1,500              -           1,500               -
                                                     -------        -------         -------         -------

       Average common stock and dilutive
         equivalents                                  25,773         25,193          25,370          25,247
                                                     =======        =======         =======         =======

       Diluted earnings per share                    $  0.28        $  0.15         $  0.94         $  0.54
                                                     ========       =======         =======         =======

(a) On November 2, 2000, 1,500,000 shares of common stock were exchanged for 15,000 shares of Series B Preferred Stock. The Series B Preferred Stock are considered a common stock equivalent of 1,500,000 shares.

(b) The number of stock options that were not included in the diluted earnings per share calculations because the exercise price was greater than the average market price totaled 386,300 and 2,046,200 for the third quarter of 2001and 2000, respectively. The number of stock options not included in the diluted earnings per share calculations for the year to date periods ended September 30, 2001 and September 30, 2000 was 1,400,000 and 1,539,800,
     respectively.

5.   COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income are listed below.

                                                       Quarterly Periods Ended        Year to Date Periods Ended
                                                   September 30,   September 30,   September 30,   September 30,
                                                       2001            2000           2001             2000
                                                   -------------   -------------   ------------    -------------
                                                                             (thousands)
     Net income                                       $ 7,267         $3,785         $23,780          $13,554
     Foreign currency translation adjustments          (1,178)          (387)         (1,065)            (552)
     Minimum pension liability adjustment (a)         (14,653)             -         (14,653)               -
                                                      -------         ------         -------          -------
     Total comprehensive income (loss)                $(8,564)        $3,398         $ 8,062          $13,002
                                                      =======         ======         =======          =======

(a)  See Note 9.

6.   RESTRUCTURING AND OTHER CHARGES

Nine Months 2001

     During the nine months ended September 30, 2001, the Company recorded $1.8 million for restructuring plans that included severance for 42 employees. The Company also recorded a net restructuring credit of approximately $1.6 million related to changes in estimates to prior years' restructuring plans. The credit primarily related to a sublease of an idle facility and the sale of two other facilities.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.     RESTRUCTURING AND OTHER CHARGES (continued)

Nine Months 2000

     During the nine months ended September 30, 2000, the Company recorded $6.2 million for restructuring plans that included severance for 102 employees. The Company also recorded a net restructuring credit of approximately $0.1 million related to changes in estimates to prior years' restructuring plans. Also during 2000, the Company received $3.6 million of net proceeds from the sale of assets related to restructuring plans.

     See Note 13 concerning a fourth quarter 2001 restructuring charge.

     The   following   tables  set  forth  the   components   of  the  Company's
restructuring and other charges (credits):

                                                                Three Months Ended September 30, 2001
                                                 --------------------------------------------------------------
                                                                Plant Closure         Personnel
                                                   Total          and Leases          Reductions         Other
                                                 ---------      ---------------       ----------       --------
                                                                           (millions)
     Balance at June 30, 2001                      $5.3              $3.7              $1.0              $0.6
     Cash spending                                 (0.7)             (0.3)             (0.3)             (0.1)
     2001 restructuring charge                     (0.2)                -              (0.2)                -
     Restructuring credits                          0.5               0.5                 -                 -
                                                   ----              ----              ----              ----
     Balance at September 30, 2001                 $4.9              $3.9              $0.5              $0.5
                                                   ====              ====              ====              ====

                                                                Nine Months Ended September 30, 2001
                                                 ---------------------------------------------------------------
                                                                Plant Closure         Personnel
                                                   Total          and Leases          Reductions         Other
                                                 ---------      ---------------       ----------       --------
                                                                           (millions)
     Balance at December 31, 2000                  $9.2              $7.6              $1.8             $(0.2)
     Cash spending                                 (5.1)             (2.5)             (1.7)             (0.9)
     Cash proceeds                                  0.6                 -                 -               0.6
     2001 restructuring charge                      1.8                 -               0.4               1.4
     Restructuring adjustments                     (1.6)             (1.2)                -              (0.4)
                                                   ----              ----              ----              ----
     Balance at September 30, 2001                 $4.9              $3.9              $0.5              $0.5
                                                   ====              ====              ====              ====

     As of September 30, 2001, all employees subject to the plans have been terminated. The Company expects to spend approximately $2.4 million during the next twelve months ending September 30, 2002, with the balance to be spent through 2006.

7.   INVENTORIES

     The components of inventory are listed below.

                                              September 30,        December 31,
                                                 2001                 2000
                                              -------------        ------------
                                                        (thousands)
     Raw materials and supplies                 $60,031             $ 66,690
     Work-in-process                             12,626               11,580
     Finished goods                              25,607               22,064
                                                -------             --------
       Total                                    $98,264             $100,334
                                                =======             ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.   LONG-TERM DEBT

     The components of long-term debt are listed below.

                                                                  September 30,      December 31,
                                                                      2001               2000
                                                                  -------------      --------------
     Foamex L.P. Credit Facility                                              (thousands)
       Term Loan B (1)                                             $  76,538             $ 77,136
       Term Loan C (1)                                                69,580               70,124
       Term Loan D (1)                                               100,782              101,565
       Revolving credit facility (1)                                 118,024              145,904
     9 7/8% Senior subordinated notes due 2007 (2)                   150,000              150,000
     13 1/2% Senior subordinated notes due 2005 (includes
       $6,963 and $8,308 of unamortized debt premium) (2)            104,963              106,308
     Industrial revenue bonds (3)                                      7,000                7,000
     Subordinated note payable (net of unamortized
       debt discount of $49 in 2000) (3)                                   -                2,289
     Other                                                             2,249                4,198
                                                                    --------             --------
                                                                     629,136              664,524

     Less current portion                                              5,436                8,356
                                                                    --------             --------

     Long-term debt-unrelated parties                               $623,700             $656,168
                                                                    ========             ========

     The components of related party long-term debt are listed below.

                                                                  September 30,      December 31,
                                                                      2001               2000
                                                                  ------------       ------------
                                                                             (thousands)
     Note payable to Foam Funding LLC (4)                           $ 38,610             $ 47,385

     Less current portion                                             17,550               15,795
                                                                    --------             --------

     Long-term debt - related party                                 $ 21,060             $ 31,590
                                                                    ========             -=======

(1)  Subsidiary debt of Foamex L.P., guaranteed by the Company and FMXI, Inc.
(2)  Subsidiary debt of Foamex L.P. and FCC
(3)  Subsidiary debt of Foamex L.P.
(4)  Subsidiary debt of Foamex Carpet

     Foamex L.P. Credit Facility

     At September 30, 2001, Foamex L.P. had a credit facility (the "Foamex L.P. Credit Facility") with a group of banks, which provided for a revolving credit facility commitment of $170.0 million and three term loans (Term loans B, C and
D) with an outstanding balance totaling $246.9 million. Included in the group of banks that provides the Foamex L.P. Credit Facility is The Bank of Nova Scotia, which is a shareholder of the Company. Amendments in 1998 provided for a $2.5 million quarterly reduction of the availability under the revolving credit facility, which extends through June 2003. On October 1, 2001, the revolving credit facility commitment was $167.5 million with the third quarter 2001 reduction applied on October 1st because the last day of the third quarter of 2001 was a Sunday.

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.   LONG-TERM DEBT (continued)

     In response to financial conditions at year-end 1998, amendments to debt agreements were executed during the first half of 1999. As a result, the Foamex L.P. Credit Facility, which was amended and restated in February 1998, was further amended and restated in June 1999 to modify financial covenants for net worth, interest coverage, fixed charge coverage and leverage ratios through December 2006. The agreement was also amended to no longer permit Foamex L.P. to make certain cash payments, including the payment of an annual management fee of $3.0 million to a subsidiary of Trace and distributions to the Company, and to limit future investments in foreign subsidiaries and joint ventures. The "change in control" definition under the agreement was also modified. Changes in the interest rate structure, effective in 2000, were also made and are discussed below. Foamex L.P. was in compliance with this agreement at September 30, 2001 and at year-end 2000 and 1999.

     At September 30, 2001, interest is based on the combination of a variable rate consisting of the higher of (i) the base rate of The Bank of Nova Scotia or
(ii) the Federal Funds rate plus 0.5% plus a margin. The margins for revolving, Term B, Term C and Term D loans were 2.25%, 2.50%, 2.75% and 2.875%, respectively. At the option of Foamex L.P., portions of the outstanding loans are convertible into LIBOR based loans plus 1.0% added to the margins identified above. The effective interest rates for the Foamex L.P. Credit Facility at September 30, 2001 ranged between 7.69% and 8.13%. Term B, Term C and Term D loans mature on June 30, 2005, June 30, 2006 and December 31, 2006, respectively.

     Effective January 1, 2000, the interest rate on outstanding borrowings under the Foamex L.P. Credit Facility increases 25 basis points each quarter that Foamex L.P.'s leverage ratio, as defined, exceeds 5.00 to 1.00. Once the leverage ratio is reduced below this level, the cumulative amount of any 25 basis point adjustments to the interest rate on borrowings is reset to zero. During 2000, basis point adjustments were incurred in the first three quarters, beginning with 25 basis points in the first quarter and ending with a cumulative impact of 75 basis points by the end of the third quarter. There were no basis point adjustments for the fourth quarter of 2000. At December 31, 2000, the calculated leverage ratio was 5.3 to 1.00. Consequently, the 25 basis point adjustment was applicable following the delivery of the financial statements for 2000 to the lenders, which was early in the second quarter of 2001. At March 31, 2001, the calculated leverage ratio was 5.1 to 1.00 and an additional 25 basis point adjustment became effective in the second quarter of 2001. At June 30, 2001, the calculated leverage ratio was 5.1 to 1.00. Accordingly, an additional 25 basis point adjustment became effective during the third quarter of 2001, resulting in a 75 basis points cumulative adjustment to the applicable interest rate margin. At September 30, 2001, the calculated leverage ratio was below the
5.00 to 1.00 leverage ratio covenant and the cumulative adjustment of 75 basis points, discussed above, was eliminated.

     Available borrowings under the revolving credit facility totaled $31.3 million at September 30, 2001. Letters of credit outstanding at September 30, 2001, totaled $20.7 million.

     As part of the Foamex L.P. Credit Facility, excess cash flow generated annually, as defined, is required to prepay portions of Term B, C and D loans. There was no required prepayment at year-end 2000 or at September 30, 2001. The prepayment amount determined for 1999 was $13.3 million and was financed though revolving loans under the facility. The required 1999 prepayment was made during 2000.

     Foamex Carpet Credit Facility

     Foamex Carpet has a revolving credit facility (the "Foamex Carpet Credit Facility"), which provides a commitment of $15.0 million through February 2004. There were no borrowings outstanding under the credit facility at September 30, 2001 and available borrowings totaled $14.8 million. The interest rate was based on the combination of a variable rate plus a margin. The variable rate is the same as the one defined in the Foamex L.P. Credit Facility, discussed above, and the margin is 2.25%. At the option of Foamex Carpet, portions of the outstanding loans are convertible into LIBOR based loans plus 3.25%.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.   LONG-TERM DEBT (continued)

     Borrowings under the Foamex Carpet Credit Facility are collateralized by substantially all of the assets of Foamex Carpet on a pari passu basis with the Note Payable to Foam Funding LLC (described below).

9 7/8% Senior Subordinated Notes

     The 9 7/8% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and are due on June 15, 2007. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable June 15 and December 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 15, 2002. The initial redemption is at 104.938% of their principal amount, plus accrued and unpaid interest, as defined, if any, thereon to the date of redemption and declining to 100.0% on or after June 15, 2005.

     Upon the occurrence of a change of control, as defined, each holder will have the right to require Foamex L.P. to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if there is such a "change of control". The notes are subordinated in right of payment to all senior indebtedness and are pari passu in right of payment to the 13 1/2% Senior Subordinated Notes (described below).

13 1/2% Senior Subordinated Notes

     The 13 1/2% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and are due on August 15, 2005. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable semiannually on February 15 and August 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after August 15, 2000. The initial redemption is at 106.75% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining to 100.0% on or after August 15, 2004.

     Upon the occurrence of a change of control, as defined, each holder will have the right to require Foamex L.P. to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, thereon, if there is such a "change of control". The notes are subordinated in right of the payment of all senior indebtedness and are pari passu in right of payment to the 9 7/8% Senior Subordinated Notes (described above).

Industrial Revenue Bonds ("IRBs")

     IRB debt includes a $1.0 million bond that matures in 2005 and a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At September 30, 2001, the interest rate was 2.9% on the $6.0 million bond and 2.85% on the $1.0 million bond. The maximum interest rate for either of the IRBs is 15.0% per annum.

     If Foamex L.P. exercises its option to convert the bonds to a fixed interest rate structure, the IRBs are redeemable at the option of the bondholders. The obligations are collateralized by certain properties, which have an approximate net carrying value of $10.4 million at September 30, 2001.

     Subordinated Note Payable

     The subordinated note payable was issued during 1993 to a former officer of the Company. The note was issued by Foamex L.P. in connection with an acquisition. The note carried a maximum interest rate of 6.0% and the principal was payable in three equal annual installments that began in May 1999 and was fully repaid in May 2001.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.   LONG-TERM DEBT (continued)

     Other

     Other debt primarily included a term loan held by a majority-owned Mexican subsidiary. Quarterly principal payments are due on the term loan through its maturity in May 2002. The interest rate at September 30, 2001 was 9.00%.

Related Party - Note Payable to Foam Funding LLC

     Foamex Carpet entered into a $70.2 million promissory note payable to Foam Funding LLC, an affiliate of Trace International Holdings, Inc. ("Trace"). Principal is payable in quarterly installments that began in June 1998 with a final installment in February 2004. Interest is based on a variable rate equal to the sum of 2.25% plus the higher of: (i) the base rate of The Bank of Nova Scotia or (ii) the Federal Funds rate plus 0.5%. At the option of Foamex Carpet, interest payable under the note is convertible into LIBOR based loans plus 3.25%. As of September 30, 2001, the interest rate for borrowings was 6.99%.

     Amounts outstanding are collateralized by all of the assets of Foamex Carpet on a pari passu basis with the Foamex Carpet Credit Facility.

Debt Covenants

     The indentures, credit facilities and other indebtedness agreements contain certain covenants that limit, among other things, the ability of the Company's subsidiaries (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interest, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Also, the Company's subsidiaries are required under certain of these agreements to maintain specified financial ratios of which the most restrictive are the maintenance of net worth, interest coverage, fixed charge coverage and leverage ratios, as defined. Under the most restrictive of the distribution restrictions, the Company could be paid by its subsidiaries, as of September 30, 2001, funds only to the extent to enable the Company to meet its tax payment liabilities and its normal operating expenses of up to $1.0 million annually, so long as no event of default has occurred.

     Foamex L.P. and Foamex Carpet, the principal subsidiaries of the Company, were in compliance with the various financial covenants of their loan agreements as of September 30, 2001. Business conditions in 2001 have continued to limit results and covenant compliance remains a primary focus of the Company.

     Various Foamex L.P. debt agreements contain certain quarterly financial covenants, which became more restrictive during 2001. Foamex L.P. anticipates that it will continue to comply with the quarterly financial covenants in the applicable debt agreements. Management's current business plans for Foamex L.P. anticipate customer selling price management in response to raw material cost changes, improved working capital management, comparable capital expenditures to the prior year, successful implementation of on-going cost savings initiatives and improved operating efficiencies. The achievement of the business plans and the realization of proceeds resulting from the implementation of an improved asset utilization program are necessary for compliance with the various financial covenants for the remainder of 2001 and prospectively.

     Various Foamex Carpet debt agreements contain certain quarterly financial covenants, which became more restrictive during 2001. Foamex Carpet anticipates that it will continue to comply with the quarterly financial covenants in the applicable debt agreements. Management's current business plans for Foamex Carpet anticipate customer selling price management in response to raw material cost changes, improved working capital management, comparable capital expenditures to the prior year, successful implementation of on-going cost savings initiatives and improved operating efficiencies. The achievement of the business plans and the realization of proceeds resulting

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


8.   LONG-TERM DEBT (continued)

from the implementation of an improvedasset utilization program are necessary for compliance with the various financial covenants for the remainder of 2001 and prospectively.

     The possibility exists that certain financial covenants will not be met if business conditions are other than as anticipated, or other unforeseen events impact results. In the absence of a waiver of or amendment to such financial covenants, such noncompliance would constitute a default under the applicable debt agreements, and the lenders would be entitled to accelerate the maturity of the indebtedness outstanding thereunder. In the event that such noncompliance appears likely, or occurs, the Company will seek the lenders' approvals of amendments to, or waivers of, such financial covenants. Historically, the Company has been able to renegotiate financial covenants and/or obtain waivers, as required, and management believes such waivers and/or amendments could be obtained if required. However, there can be no assurance that future amendments or waivers will be obtained.

     Subsequent to September 30, 2001, the Company announced a fourth quarter restructuring charge and related changes to debt covenants to accommodate the restructuring charge. See subsequent event disclosures in Note 13.

     Future Obligations on Debt

     Scheduled maturities of long-term debt and long-term debt - related party are shown below (thousands):

     10/01/01 - 09/30/02                                     $ 22,986
     10/01/02 - 09/30/03                                      142,425
     10/01/03 - 09/30/04                                       49,269
     10/01/04 - 09/30/05                                      160,144
     10/01/05 - 09/30/06                                      105,938
     Balance                                                  180,021
                                                             --------
     Total                                                    660,783
     Unamortized debt premium, net                              6,963
                                                             --------
     Total                                                   $667,746
                                                             ========

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

     The Company initiated a valuation of pension obligations as of September 30, 2001. The projected benefit obligation, measured using a 7.0% discount rate, was $94.6 million and included the SERP obligations discussed above. As a result of the valuation and a net decrease in pension plan assets from the beginning of the year, an adjustment to the minimum pension liability was required. The increase in minimum pension liability resulted in the increase to other liabilities (long-term) in the condensed consolidated balance sheet. The minimum pension liability adjustment was required as a component of other comprehensive loss. As a result of the valuation, pension expense for the fourth quarter will increase. The Company will complete another valuation of pension obligation at year-end 2001.

10.  SEGMENT RESULTS

     Foam Products manufactures and markets foam used by the bedding industry, the furniture industry and the retail industry. Carpet Cushion Products manufactures and distributes prime, rebond, sponge rubber and felt carpet cushion. Automotive Products supplies foam primarily for automotive interior applications. Technical Products manufactures and markets reticulated foams and other custom polyester and polyether foams for industrial, specialty and consumer and safety applications. The "Other" column in the table below represents certain manufacturing

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.  SEGMENT RESULTS (continued)

operations in Mexico, corporate expenses not allocated to other business segments and restructuring and other charges. The restructuring and other charges totaled less than $0.3 million in the third quarter of 2001 and $0.2 million for the 2001 year to date period. Restructuring and other charges of $2.8 million were recorded in the third quarter of 2000 and $6.0 million were recorded for the 2000 year to date period.

     Segment results are presented below.

                                                    Carpet
                                         Foam      Cushion    Automotive     Technical
                                       Products    Products      Products     Products       Other         Total
                                      ---------   ---------   -------------  ----------   ----------   -----------
                                                                   (thousands)
Quarterly period ended September 30, 2001
Net sales                              $132,380     $61,145     $95,683        $29,518      $7,440      $326,166
Income (loss) from operations            21,578      (3,173)      4,933          4,426      (2,312)       25,452
Depreciation and amortization             4,251       2,045       1,302            821         425         8,844

Quarterly period ended September 30, 2000
Net sales                              $135,999     $63,301     $76,242        $27,029      $7,095      $309,666
Income (loss) from operations            15,554       1,428       3,985          7,651      (4,125)       24,493
Depreciation and amortization             4,132       2,068       1,198            657       1,401         9,456

Year to date period ended September 30, 2001
Net sales                              $381,867    $172,363    $281,052        $81,656     $25,396      $942,334
Income (loss) from operations            52,595      (5,338)     17,477         18,453      (4,593)       78,594
Depreciation and amortization            11,909       6,130       3,640          2,428       1,311        25,418

Year to date period ended September 30, 2000
Net sales                              $396,846    $192,212    $265,981        $80,659     $25,808      $961,506
Income (loss) from operations            43,756         709      18,413         22,014      (9,968)       74,924
Depreciation and amortization            12,221       6,072       3,593          1,946       2,895        26,727

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

Environmental and Health and Safety

     The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of September 30, 2001, the Company had accruals of approximately $3.3 million for environmental matters. During 1998, the Company established an allowance of $1.2 million relating to receivables from Trace for environmental indemnifications due to the financial difficulties of Trace.

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

Deferred Financing Costs

     The Company is actively pursuing the issuance of new debt agreements to refinance the Foamex L.P. Credit Facility discussed in Note 8. As of September 30, 2001, costs associated with the anticipated issuance of the new debt agreements totaled $1.7 million and costs continued to be incurred subsequent to September 30, 2001. The costs incurred as of September 30, 2001 were recognized in the consolidated balance sheet as other assets. If the

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12.  COMMITMENTS AND CONTINGENCIES (continued)

issuance of these new debt agreements is not completed as anticipated, costs incurred will be recognized as an expense.

13.  SUBSEQUENT EVENTS

     During December 2001, the Company announced a comprehensive profit enhancement plan ("Project Transformation"). As part of Project Transformation, the Company expects to close eight facilities in 2002 and reduce its workforce by approximately 10% by year-end 2002. As a result of Project Transformation, the Company expects to recognize a $38.0 million pre-tax charge in the fourth quarter of 2001 for the plant closings and consolidation, severance and related benefits. Approximately $21.0 million of the fourth quarter charge will be non-cash. Additionally, certain financial covenants included in the Company's debt agreements have been modified to accommodate the fourth quarter 2001 charge and have also been eased for 2002. The Company paid a fee of $2.0 million to obtain the modification.

     During December 2001, the Company entered into an agreement that guarantees two promissory notes, totaling $0.7 million, payable to a foreign subsidiary that the Company accounts for under the equity method. The promissory notes were issued to a director of the Company and an employee of Foamex L.P.

     Subsequent to September 30, 2001, the Company discovered that certain mattresses containing foam supplied by the Company had a discernable odor. The cause of the odor was traced to chemicals used in the manufacturing of such foam, and the supplier of such chemicals has advised the Company that the odor was attributable to a change in its chemical manufacturing process, which has been since corrected. The Company has received claims from certain of its customers for costs purportedly associated with the odorous foam, and intends to seek from its chemical supplier reimbursement of any obligations it may have to its customers in respect to such claims, as well as for the Company's internal costs. The ultimate amounts of these third party claims and the amount of the Company's own costs is uncertain. There can be no assurance that the supplier will make payments to the Company sufficient to offset all payments made by the Company to third parties in respect to their claims, or to cover all of the Company's internal costs associated therewith. Consequently, there is no assurance that such claims and costs will not have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

     In October 2001, the Company experienced a fire at one of its manufacturing facilities. Costs related to the fire, a portion of which may be recoverable from insurance and other sources, aggregate to approximately $1.0 million.

14.  RESTATEMENT

     Subsequent to the issuance of the Company's unaudited interim financial statements as of and for the three and nine months ended September 30, 2001, the Company's management determined that the 2001 interim financial statements required certain adjustments related to the Company's adoption of SFAS No. 133, certain purchase discounts that were originally recognized in other quarters, additional bad debt expense and the reclassification of various balance sheet items. As a result, the unaudited interim financial statements as of and for the three months ended September 30, 2001 have been restated from the amounts previously reported to (i) reclassify $5.4 million from accumulated other comprehensive loss to other liabilities to properly reflect the adoption of SFAS No. 133, (ii) recognize approximately $1.6 million of purchase discounts that were originally recognized in other quarters, (iii) record additional bad debt expense, (iv) reflect the income tax impact of adjustments (ii) and (iii) above and (v) reclassify various balance sheet items.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14.  RESTATEMENT (continued)

     A summary of the significant effects of the restatement is as follows:

                                                               Quarterly Period Ended September 30, 2001
                                                               -----------------------------------------
                                                               Previously
                                                                Reported                        Restated
                                                               -----------                      --------
     Statement of Operations                                           (thousands, except per share data)
       Cost of Goods Sold                                       $ 280,341                        $ 278,757
       Selling, General and Administrative                      $  20,361                        $  21,705
       Provision for Income Taxes                               $   1,419                        $   1,365
       Net Income                                               $   7,447                        $   7,267

       Earnings Per Share
         Basic                                                  $    0.32                        $    0.31
                                                                =========                        =========
         Diluted                                                $    0.29                        $    0.28
                                                                =========                        =========

                                                               Year to Date Period Ended September 30, 2001
                                                               --------------------------------------------
                                                               Previously
                                                                Reported                         Restated
                                                               -----------                       --------
     Statement of Operations                                       (thousands, except per share data)
       Cost of Goods Sold                                       $ 804,852                        $ 803,853
       Selling, General and Administrative                      $  58,339                        $  59,683
       Income from Operations                                   $  79,184                        $  78,594
       Provision for Income Taxes                               $   4,600                        $   4,508
       Net Income                                               $  24,022                        $  23,780

       Earnings Per Share
         Basic                                                  $    1.02                        $    1.01
                                                                =========                        =========
         Diluted                                                $    0.95                        $    0.94
                                                                =========                        =========


                                                                            September 30, 2001
                                                                -------------------------------------------
                                                                Previously
                                                                 Reported                        Restated
                                                                -----------                      --------
     Balance Sheet                                                             (thousands)
       Current assets                                           $ 339,169                        $ 331,953
       Total assets                                             $ 809,537                        $ 798,970
       Current liabilities                                      $ 267,159                        $ 258,202
       Total liabilities                                        $ 959,725                        $ 955,102
       Stockholders' deficit                                    $(150,188)                       $(156,132)

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

     Also during the third quarter of 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations ("SFAS No. 143") was issued. SFAS No. 143 requires the recognition of a liability for the estimated cost of disposal as part of the initial cost of a long-lived asset and will be effective in 2003. Subsequent to the third quarter of 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") was issued. SFAS No. 144 will provide a single approach for measuring the impairment of long-lived assets, including a segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. SFAS No. 144 will be effective in 2002. The Company has not yet determined the impact of SFAS No. 143 and SFAS No. 144.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2000

                                                   Carpet
                                         Foam      Cushion    Automotive     Technical
                                       Products    Products      Products     Products       Other         Total
                                      ---------   ---------   -------------  ----------   ----------   -----------
                                                                   (thousands)
Quarterly period ended September 30, 2001
Net sales                              $132,380     $61,145     $95,683        $29,518      $7,440      $326,166
Income (loss) from operations            21,578      (3,173)      4,933          4,426      (2,312)       25,452
Depreciation and amortization             4,251       2,045       1,302            821         425         8,844
Income (loss) from operations
   as a percentage of net sales           16.3%      (5.2)%        5.2%          15.0%       n.m.*          7.8%




ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF THE  FINANCIAL  CONDITION AND
         RESULTS OF OPERATIONS. Accounting Changes

                                                    Carpet
                                         Foam      Cushion    Automotive     Technical
                                       Products    Products      Products     Products       Other         Total
                                      ---------   ---------   -------------  ----------   ----------   -----------
                                                                   (thousands)
Quarterly period ended September 30, 2000
Net sales                              $135,999     $63,301      $76,242       $27,029      $7,095      $309,666
Income (loss) from operations            15,554       1,428        3,985         7,651      (4,125)       24,493
Depreciation and amortization             4,132       2,068        1,198           657       1,401         9,456
Income (loss) from operations
   as a percentage of net sales           11.4%        2.3%         5.2%         28.3%       n.m.*          7.9%

* not meaningful

Income from Operations

     Net sales for the third quarter of 2001 increased 5.3% to $326.2 million from $309.7 million in the third quarter of 2000. The increase was primarily attributable to improved sales in the Automotive Products and Technical Products segments, partially offset by decreases in Foam Products and Carpet Cushion Products. The improvement in sales partially reflected the impact of sales related to the acquisition, discussed in Note 2.

     The gross profit margin was 14.5% in the third quarter of 2001 compared to 14.4% in the third quarter of 2000. Certain favorable raw material cost reductions had the effect of improving the gross profit margin percentage in the third quarter of 2001 by approximately 1.1 percentage points. There can be no assurance that these cost reductions will continue at the same level for the balance of the year. Selling, general and administrative expenses were 24.8% higher in the third quarter of 2001. The increase included the impact of higher professional fees, including those related to the change in independent accountants.

     Income from operations for the third quarter of 2001 was $25.5 million, which represented a 3.9% increase from the $24.5 million recorded during the comparable 2000 period. Results included restructuring and other charges of $0.3 million in 2001 and $2.8 million in 2000. Restructuring and other charges recorded during 2001 are discussed under "Other" below. Excluding the restructuring and other charges for comparison purposes, income from operations was $25.7 million in the third quarter of 2001 compared to $27.3 million in the 2000 third quarter. On this basis, income from operations was 7.9% of net sales in 2001 compared to 8.8% of net sales in 2000.

     Foam Products

     Foam Products net sales for the third quarter of 2001 decreased 2.7% to $132.4 million from $136.0 million in the third quarter of 2000. The decrease primarily reflected the domestic economic slow down that impacted the markets for furniture manufacturers and for other foam fabricators. Despite the sales decline, income from operations increased 38.7%, from $15.6 million in the third quarter of 2000 to $21.6 million in the third quarter of 2001. Income from operations was 16.3% of net sales in 2001, up from 11.4% in 2000.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the third quarter of 2001 decreased 3.4% to $61.1 million in 2001 from $63.3 million in the third quarter of 2000.
Lower selling prices in certain product lines and a lower value shipment mix resulted in the sales decline, partially offset by slightly higher sales volume. Sales declines translated to a loss from operations of $3.2 million in the third quarter of 2001 compared to income from operations of $1.4 million in 2000 third quarter. The loss from operations represented 5.2% of net sales in 2001 and the income from operations in 2000 represented 2.3% of net sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Accounting Changes

     Automotive Products

     Automotive Products net sales for the third quarter of 2001 increased 25.4% to $95.7 million from $76.2 million in the third quarter of 2000. The improvement primarily reflected new product programs and renewed activity following inventory corrections in the domestic automotive industry earlier in the year. Higher sales translated into a 23.8% increase in income from operations, from $4.0 million in the third quarter of 2000 to $4.9 million in the third quarter of 2001. Income from operations represented 5.2% of net sales in both 2001 and 2000.

     Technical Products

     Net sales for Technical Products in the third quarter of 2001 were up 9.2% to $29.5 million from $27.0 million in the third quarter of 2000. Higher sales primarily reflected sales from the acquisition, discussed in Note 2. Income from operations decreased 42.2% to $4.4 million in the third quarter of 2001 compared to $7.7 million in the third quarter of 2000. The decline reflected a lower value shipment mix and a slow down in the technology industry. Income from operations represented 15.0% of net sales in 2001 compared to 28.3% in 2000.

     Other

     Other primarily consists of certain manufacturing operations in Mexico, corporate expenses not allocated to business segments and restructuring and other charges. The increase in net sales associated with this segment primarily resulted from the Company's Mexico City operation. The loss from operations was $2.3 million in the third quarter of 2001 and included restructuring and other charges, discussed below. The $4.1 million loss from operations in the third quarter of 2000 also included restructuring and other charges, discussed below.

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

     Interest and Debt Issuance Expense

     Interest and debt issuance expense totaled $15.5 million in the third quarter of 2001, which represented a 19.5% decrease from the 2000 third quarter expense of $19.3 million. The decrease was attributable to lower average debt levels and lower effective interest rates. As discussed in Note 8, a provision of the Foamex L.P. credit facility requires an incremental interest rate margin based on the debt leverage ratio, as defined. During the fourth quarter of 2001, interest expense will benefit from the elimination of a 75 basis point cumulative adjustment.

     Income from Equity Interest in Joint Venture

     The loss from an equity interest in an Asian joint venture totaled $0.1 million for the third quarter of 2001 compared to income of $0.3 million in the third quarter of 2000.

     Other Expense, Net

     Other net expense recorded for the third quarter of 2001 totaled $1.3 million and included the resolution of a sales tax claim.

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

     Net Income

     Net income for the third quarter of 2001 was $7.3 million compared to $3.8 million recorded in the third quarter of 2000.

RESULTS OF OPERATIONS FOR THE YEAR TO DATE PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO THE YEAR TO DATE PERIOD ENDED SEPTEMBER 30, 2000

                                                    Carpet
                                         Foam      Cushion    Automotive     Technical
                                       Products    Products      Products     Products       Other         Total
                                      ---------   ---------   -------------  ----------   ----------   -----------
                                                                   (thousands)
Year to date period ended September 30, 2001
Net sales                              $381,867    $172,363    $281,052        $81,656     $25,396      $942,334
Income (loss) from operations            52,595      (5,338)     17,477         18,453      (4,593)       78,594
Depreciation and amortization            11,909       6,130       3,640          2,428       1,311        25,418
Income (loss) from operations
   as a percentage of net sales           13.8%      (3.1)%        6.2%          22.6%       n.m.*          8.3%

Year to date period ended September 30, 2000
Net sales                              $396,846    $192,212     $265,981       $80,659     $25,808      $961,506
Income (loss) from operations            43,756         709       18,413        22,014      (9,968)       74,924
Depreciation and amortization            12,221       6,072        3,593         1,946       2,895        26,727
Income (loss) from operations
   as a percentage of net sales           11.0%        0.4%         6.9%         27.3%       n.m.*          7.8%

* not meaningful

Income from Operations

     Net sales for the first three quarters of 2001 decreased 2.0% to $942.3 million from $961.5 million in the first three quarters of 2000. The decline was primarily attributable to lower sales in Foam Products and Carpet Cushion Products.

     The gross profit margin was 14.7% in the first three quarters of 2001 compared to 14.1% in the comparable period in 2000. Certain favorable raw material cost reductions had the effect of improving the gross profit margin percentage in the first three quarters of 2001 by approximately 1.7 percentage points. There can no assurance that these cost reductions will continue at the same level for the balance of the year. Selling, general and administrative expenses were 9.6% higher in the first three quarters of 2001. The increase included the impact of higher professional fees, including those associated with the change in independent accountants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Accounting Changes

     Income from operations for the first three quarters of 2001 was $78.6 million, which represented a 4.9% increase from the $74.9 million recorded during the comparable 2000 period. Results included restructuring and other charges of $0.2 million in 2001 and $6.1 million in the first three quarters of 2000. Restructuring and other charges recorded during 2001 are discussed under "Other" below. Excluding the restructuring and other charges for comparison purposes, income from operations was $78.8 million for the first three quarters of 2001 compared to $81.0 million in the comparable 2000 period. On this basis, income from operations was 8.4% of net sales in 2001 and 2000. In addition to the certain raw material cost reductions discussed above, cost reduction programs and increases in certain selling prices were also positive factors.

     Foam Products

     Foam Products net sales for the three quarters of 2001 decreased 3.8% to $381.9 million from $396.8 million in the comparable period of 2000. The decrease primarily reflected the domestic economic slow down that impacted the markets for furniture manufacturers and other foam fabricators. Despite the sales decline, income from operations increased 20.2%, from $43.8 million in the first three quarters of 2000 to $52.6 million in the comparable period of 2001. Income from operations was 13.8% of net sales in 2001, up from 11.0% in 2000.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the first three quarters of 2001 decreased 10.3% to $172.4 million from $192.2 million in the comparable period of 2000. The sales decline continued to reflect competitive pressures that resulted in lower sales volumes across all product lines. Lower selling prices in certain product lines and a lower value shipment mix also contributed to the sales decline. Sales declines translated to a loss from operations of $5.3 million in the first three quarters of 2001 compared to earnings of $0.7 million in 2000. The loss from operations represented 3.1% of net sales in 2001 and income from operations represented 0.4% of net sales in 2000.

     Automotive Products

     Automotive Products net sales for the first three quarters of 2001 increased 5.7% to $281.1 million from $266.0 million in the first three quarters of 2000. The improvement primarily reflected new product programs and renewed activity following inventory corrections in the domestic automotive industry earlier in the year. Income from operations declined 5.1%, from $18.4 million in the first three quarters of 2000 to $17.5 million in the first three quarters of 2001. Income from operations represented 6.2% of net sales in 2001 and 6.9% in 2000.

     Technical Products

     Net sales for Technical Products in the first three quarters of 2001 were up 1.2% to $81.7 million from $80.7 million in the comparable period of 2000. Higher sales primarily reflected sales from the acquisition, discussed in Note
2. Income from operations decreased 16.2% to $18.5 million in the first three quarters of 2001 compared to $22.0 million in the first three quarters of 2000. The decline reflected a lower value shipment mix and a slow down in the technology industry. Income from operations represented 22.6% of net sales in 2001 compared to 27.3% in 2000.

     Other

     Other primarily consists of certain manufacturing operations in Mexico, corporate expenses not allocated to business segments and restructuring and other charges. The decrease in net sales associated with this segment primarily resulted from lower net sales from the Company's Mexico City operation. The loss from operations was $4.6 million in the first three quarters of 2001 and included restructuring and other charges, discussed below. The $10.0 million loss from operations in the first three quarters of 2000 included restructuring and other charges totaling $6.1 million. The 2000 loss also included professional fees associated with the resolution of certain change in control issues following the Trace bankruptcy and the settlement of certain shareholder litigation.

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

     The Company paid $5.1 million during the three quarters of 2001 for the various restructuring plans recorded as of December 31, 2000. As of September 30, 2001, the components of the net accrued restructuring and other charges balance included $3.9 million for plant closure and lease costs $0.5 million for personnel reductions and $0.5 million for other costs. All employees impacted by the work force reductions were terminated by the end of the second quarter of 2001. Approximately $0.6 million is expected to be spent during the remainder of 2001 for the various restructuring plans.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense totaled $49.1 million in the first three quarters of 2001, which represented a 13.3% decrease from $56.7 million recorded during the first three quarters of 2000. The decrease was attributable to lower average debt levels and lower effective interest rates. As discussed in Note 8, a provision of the Foamex L.P. credit facility requires an incremental interest rate margin based on the debt leverage ratio, as defined. During the fourth quarter of 2001, interest expense will benefit from the elimination of a 75 basis point cumulative adjustment.

     Income from Equity Interest in Joint Venture

     Income  from an equity  interest  in an Asian joint  venture  totaled  $0.6 million for the first three quarters of 2001 compared to $1.0 million in the comparable period of 2000.

     Other Expense, Net

     Other net expense recorded for the first three quarters of 2001 totaled $1.8 million and primarily included letter of credit fees and the resolution of a sales tax claim. During the first three quarters of 2000, other net expense recorded totaled $2.5 million and primarily included costs incurred related to a proposed buyout transaction.

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

     Net Income

     Net income for the first three quarters of 2001 was $23.8 million compared to $13.6 million recorded in the first three quarters of 2000.

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

     Cash and cash equivalents totaled $9.4 million at the end of the third quarter of 2001 compared to $4.9 million at the end of 2000. Working capital at the end of the third quarter of 2001 was $73.8 million and the current ratio was
1.3 to 1 compared to working capital at the end of 2000 of $103.3 million and a current ratio of 1.5 to 1. Significant changes in working capital included a $38.5 million increase in accounts receivable and a $62.6 million increase in accounts payable. During the second quarter of 2001, the Company achieved improved payment terms with a number of vendors that contributed to the improvement of cash flow and may have a more significant favorable effect in the future.

     Total debt at the end of the third quarter of 2001 was $667.7 million, down $44.3 million from year-end 2000. As of September 30, 2001, there were $118.0 million of revolving credit borrowings, at a weighted average interest rate of 7.69%, under the Foamex L.P. credit facility with $31.3 million available for additional borrowings and $20.7 million of letters of credit outstanding. Foamex Canada Inc. ("Foamex Canada") did not have any outstanding borrowings as of September 30, 2001 under Foamex Canada's revolving credit agreement, with unused availability of approximately $5.1 million. Foamex Carpet did not have any outstanding borrowings under the Foamex Carpet credit facility at September 30, 2001, with unused availability of $14.8 million.

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

     Various Foamex L.P. and Foamex Carpet debt agreements contain certain quarterly financial covenants, which become more restrictive during 2001. Foamex L.P. and Foamex Carpet anticipate that they will continue to comply in 2001 with the quarterly financial covenants in the applicable debt agreements. Management's current business plans for Foamex L.P. and Foamex Carpet anticipate customer selling price management in response to raw material cost changes, improved working capital management, comparable capital expenditures to the prior year, successful implementation of on-going cost savings initiatives and improved operating efficiencies. The achievement of the business plans and the realization of proceeds resulting from the implementation of an improved asset utilization program are necessary for compliance with the various financial covenants for the remainder of 2001.

     The possibility exists that certain financial covenants will not be met if business conditions are other than as anticipated, or other unforeseen events impact results. In the absence of a waiver of or amendment to such financial covenants, such noncompliance would constitute a default under the applicable debt agreements, and the lenders would be entitled to accelerate the maturity of the indebtedness outstanding thereunder. In the event that such noncompliance appears likely, or occurs, the Company will seek the lenders' approvals of amendments to, or waivers of, such financial covenants. Historically, the Company has been able to renegotiate financial covenants and/or obtain waivers, as required, and management believes such waivers and/or amendments could be obtained if required. However, there can be no assurance of future amendments or waivers will be obtained.

     Cash Flow from Operating Activities

     Cash provided by operating activities in the first three quarters of 2001 was $73.6 million compared to $67.5 million for the first three quarters of 2000. The increase primarily reflected improved results and reduced working capital requirements.

     Cash Flow from Investing Activities

     Cash used for investing activities totaled $32.3 million for the first three quarters of 2001. Cash requirements included capital expenditures of $17.2 million, and $14.8 million for asset purchases, see Note 2. In the first three quarters of 2000, cash flow used for investing activities totaled $16.6 million, which included $19.0 million of capital expenditures, partially offset by $3.5 million of proceeds from the sale of assets. The estimate of capital expenditures for 2001 are expected to be less than $25.0 million.

     Cash Flow from Financing Activities

     Cash used for financing activities was $36.8 million for the first three quarters of 2001 compared to cash used of $51.1 million in the comparable period of 2000. Cash requirements for 2001 primarily reflected debt repayments, partially offset by an increase in cash overdrafts. During the first half of 2000, the $34.0 million Foamex/GFI Note was repaid with borrowings under the Foamex L.P. revolving credit facility.

     Environmental Matters

     The Company is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with the Company's compliance with such laws and regulations did not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by the Company in connection with environmental matters as of September 30, 2001 was $3.3 million. Although it is possible that new information or future developments could require the Company to reassess its potential exposure to all pending environmental matters, including those described in Note 12 to the Company's condensed consolidated financial statements, the Company believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position.

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

Item 6.   Exhibits and Reports on Form 8-K.

         (a)  Exhibits

          99.1 Consolidated Financial Statements of Foamex International Inc. and subsidiaries as of September 30, 2001 and for the nine months then ended.

         (b) The Company filed the following Current Reports on Form 8-K for the quarter ended September 30, 2001:

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


                                      FOAMEX INTERNATIONAL INC.


Date:  February 22, 2002              By:  /s/ Michael D. Carlini
                                           ------------------------------
                                           Michael D. Carlini
                                           Senior Vice President - Finance and
                                           Chief Accounting Officer