Form 10-K
period 2001-12-31
FOAMEX INTERNATIONAL INC
filed 2002-04-01
CIK 912908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from .......... to ..........

                         Commission file number: 0-22624

                            FOAMEX INTERNATIONAL INC.
             ------------------------------------------------------
             (Exact Name of registrant as Specified in its Charter)

            Delaware                                           05-0473908
------------------------------                           ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)

1000 Columbia Avenue, Linwood, PA                                 19061
------------------------------                           ----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (610) 859-3000
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act:

                                        Common Stock,  par value $.01 per share,
                                        ----------------------------------------
                                        which is  traded  through  the  National
                                        ----------------------------------------
                                        Association of Securities Dealers,  Inc.
                                        ----------------------------------------
                                        National Market System.
                                        -----------------------

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. [ ]

       The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 4, 2002, was $85.5 million.

       The number of shares outstanding of the registrant's common stock as of March 15, 2002 was 24,173,443.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's definitive proxy statement to be filed within 120 days pursuant to Reg. 12B-23 of the Securities and Exchange Act of 1934, as amended.

                         FOAMEX INTERNATIONAL INC.

                                   INDEX

                                                                                Page
                                                                                ----
Part I
         Item  1.  Business                                                        3
         Item  2.  Properties                                                      8
         Item  3.  Legal Proceedings                                               8
         Item  4.  Submission of Matters to a Vote of Security Holders            11

Part II
         Item  5.  Market for Registrant's Common Equity and
                        Related Stockholder Matters                               11
         Item  6.  Selected Consolidated Financial Data                           12
         Item  7.  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations             14
         Item  7a  Quantitative and Qualitative Disclosures about Market Risk     29
         Item  8.  Financial Statements and Supplementary Data                    29
         Item  9.  Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure                    29

Part III
         Item 10.  Directors and Executive Officers of the Registrant             29
         Item 11.  Executive Compensation                                         29
         Item 12.  Security Ownership of Certain Beneficial Owners
                        and Management                                            29
         Item 13.  Certain Relationships and Related Transactions                 29

Part IV
         Item 14.  Exhibits, Financial Statement Schedules
                        and Reports on Form 8-K                                   30

         Signatures                                                               38


The Registrant will furnish a copy of any exhibit to this Annual Report on Form 10-K upon the payment of a fee equal to the Registrant's reasonable expense in furnishing such exhibit.

PART I
ITEM l.  BUSINESS

General

       Foamex International Inc. (referred to in this document as the "Company, we, us and/or our") is engaged primarily in the manufacturing and distribution of flexible polyurethane and advanced polymer foam products. As of December 31, 2001, the Company's operations are conducted through its wholly-owned subsidiary, Foamex L.P. and through Foamex Canada Inc., Foamex Latin America, Inc. and Foamex Asia, Inc. which are subsidiaries of Foamex L.P. and through Foamex Carpet Cushion, Inc. ("Foamex Carpet"). Foamex Carpet was converted into a limited liability company and was contributed to Foamex L.P. on March 25, 2002. The Company was incorporated in 1993 to act as a holding company for Foamex L.P.

Segments

       We are the largest manufacturer and distributor of flexible polyurethane and advanced polymer foam products in North America. We have been developing, manufacturing and marketing polyurethane foam for more than 44 years. We have numerous manufacturing facilities dedicated to specific product lines as well as facilities with the capability to support multiple product lines. Each of our business segments has a diverse customer base. Our senior executives direct sales efforts for each of our business segments.

       Our five business segments are described below.

       Foam Products

       Our foam products are distributed directly from manufacturing facilities and indirectly through independent fabricator distributors. These foams are used by the bedding industry in quilts, toppers, cores and border rolls for mattresses. In the furniture industry, they are generally used for upholstered seating products and in the retail industry, for a broad range of products, such as mattress overlay pads, leisure furniture, futons and pillows. Foam Products are generally sold in large volumes on a regional basis because of high shipping costs.

       Our bedding products are sold to mattress manufacturers. We also supply cut-to-size seat cushions, back cushions and other pieces to the furniture industry. Furniture foams are sold directly to manufacturers as well as through distributors. The consumer products group sells therapeutic sleep products such as mattress pads and bed pillows for the health care and consumer markets and a broad line of home furnishing products to retailers throughout North America.

       The development and introduction of value-added products continues to be a priority including products incorporating Reflex(R) and viscoelastic or "memory" foams for the bedding industry, which maintain their resiliency better than other foams and materials. Reflex(R) materials include cushion wraps and cushion cores and are advanced polymer cushioning products designed to improve comfort, quality and durability in upholstered furniture and bedding products. Reflex(R) was created using the VPF(SM) manufacturing process. We also have introduced high efficiency thermal management foam products for applications in work gloves and outerwear.

       Carpet Cushion Products

       We manufacture Carpet Cushion Products, which include rebond, prime, felt and rubber carpet padding. Prime carpet padding is made from polyurethane foam buns. Rebond carpet padding is made from various types of scrap foam which are shredded into small pieces, processed and then bonded using a chemical adhesive. Rebond manufacturing requires the management of a comprehensive recycling business that includes an extensive collection network from the automotive and foam industries on a worldwide basis.

       Automotive Products

       We are one of the largest suppliers of automotive foam products for the North American operations of original equipment manufacturers, or "OEMs." Depending on the automotive manufacturer and/or the application, automotive foam products are supplied by us either directly to the manufacturers or indirectly through tier one suppliers. Automotive Products include foam for trim pads, door panel parts, headliners and for acoustical purposes. Products also include flame and adhesive laminates and rolls for tri-lamination. Tri-laminated foam is applied to automotive fabrics to form a foam/fabric composite that results in cost savings and aesthetic value for the automotive manufacturer.

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

       Examples of our ability to react to changing industry requirements include our development of thermoformable headliners, tri-laminates, advanced cutting technology and energy absorbing foams. For example, we have introduced SMT(R), which is used to sculpture the surface of foam, and CPC(R), which is used for vehicle flooring systems. Also, the use of tri-laminates has increased due to the manufacturers' need for significant cost savings and consumer demand for improved aesthetics. We intend to increase our production and distribution of foam and fabric components, such as tri-laminated material for automotive seating.

       Automotive manufacturers are increasingly requiring the production facilities of their suppliers to meet certain high quality standards. We have achieved and expect to maintain the highest quality ratings awarded to foam suppliers by automotive manufacturers. In addition, all tier one and tier two automotive supplier facilities worldwide will eventually be required to meet the QS-9000 quality manufacturing standards set by the United States automotive manufacturers. We were one of the first polyurethane manufacturers to be QS-9000 certified, which demonstrates our commitment to producing the highest quality products and meeting the needs of our customers. We are both QS-9000 and ISO-9001 certified at all of our facilities that supply the automotive industry.

       Technical Products

       We believe that we are one of the foam industry's prime innovators and producers of industrial, specialty, consumer and safety foams, which we refer to as "Technical Products." Technical Products consist of reticulated foams and other custom polyester and polyether foams, which are sometimes combined with other materials to yield specific properties. Reticulation is the thermal or chemical process used to remove the membranes from the interconnecting cells within foam. This leaves a porous, skeletal structure allowing for the free flow of gases and/or liquids. Felting and lamination with other foams or materials give these composites specific properties.

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

       We use advertising in trade journals and related media in order to attract customers and, more generally, to increase an awareness of our capabilities for Technical Products. In addition, due to the highly specialized nature of most Technical Products, our research staff works with customers to design, develop and manufacture each product to specification.

       Other

       Other consists primarily of certain manufacturing operations in Mexico City, corporate expenses not allocated to the other business segments and restructuring, impairment and other charges (credits).

Marketing and Sales

       We sell Foam Products directly to major bedding and furniture manufacturers such as Sealy, Simmons and Berkline and also through third party independent fabricators. In addition, we manufacture and distribute foam-based consumer products such as futons, pillows, mattress pads and children's furniture to retail chains, such as Wal-Mart, Target, J.C. Penney and Bed Bath & Beyond. Our foam-based consumer products sales efforts are primarily regionally based. The key strategic elements supporting growth in these areas are a focus on marketing and sales efforts, high quality, cost-competitive products and low freight costs through optimal plant location. Plant locations are critical in this regionalized business where the transportation cost typically comprises a significant portion of product cost.

       Carpet Cushion Products sells carpet padding to distributors and to major floor covering retail chains, such as Home Depot and Carpet One. A key focus in 2001 was increased marketing efforts to commercial product lines.

       We have been a leading supplier of automotive products to OEMs, including DaimlerChrysler, for more than 30 years. We are also the primary supplier of automotive products to certain tier one suppliers, including Johnson Controls and Lear Corporation. We compete for new business both at the beginning of development of new models and upon the redesign of existing models. Once a foam producer has been designated to supply parts for a new model program, the foam producer usually produces parts for the life of the program. Competitive factors in the market include product quality and reliability, cost and timely service, technical expertise and development capability, new product innovation and customer service.

       Our Technical Products are used for filtration and reservoiring in a wide variety of applications by companies, such as Hewlett-Packard, Lexmark and Briggs & Stratton. We market most of our Technical Products through a network of independent fabrication and distribution companies in North America, the United Kingdom and South Korea. These fabricators or distributors often further process or finish Technical Products to meet the specific needs of end users. Our specialty and technical foams service unique end user requirements and are generally sold at relatively high margins. This business is characterized by a diversity and complexity of both customers and applications.

International Operations

       Our international operations are located in Canada, Mexico and Asia. We operate four manufacturing facilities in Canada to service our bedding and automotive customers and have seven facilities in Mexico serving the automotive and cushioning industries. Six of the Mexican facilities are located within the Mexican free trade zones close to the U.S. border and primarily service automotive customers. Our Mexico City facility services both automotive and cushioning customers.

       The Company participates in a joint venture with fabrication facilities in Singapore and Thailand. In December 2001, we increased our non-controlling equity interest holding in the joint venture to 70%. Our income from equity interest in the joint venture was $1.6 million, $1.7 million and $0.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. The joint venture expects to install its first pourline during 2002. This pourline, which will be entirely financed by the joint venture entity (on a non-recourse basis to the Company) will reduce foam shipping costs for sales to the region and increase the range of markets served.

       We have maintained a longstanding relationship with Recticel s.a., a leading manufacturer of flexible polyurethane foam in Europe. We have in the past exchanged technical information and expertise relating to foam manufacturing with Recticel s.a.

Major Customers

       Sales to Johnson Controls, which are included in Automotive Products, accounted for approximately 15.7% of net sales in 2001, 12.3% of net sales in 2000 and 11.5% of net sales in 1999. No other unaffiliated customer accounted for more than 10.0% of net sales during any of the past three years. During
2001, net sales to our five largest customers comprised approximately $438.2 million, or 35.0%, of net sales. The loss of any one of these customers could have a material adverse effect on our business.

Manufacturing and Raw Materials

       As of December 31, 2001, we conducted our operations at 62 manufacturing and distribution facilities with a total of approximately 8.7 million square feet of floor space. We believe that our manufacturing and distribution facilities are well suited for their intended purposes and are in good condition. The manufacturing and distribution facilities are strategically located to service our major customers because the high freight cost in relation to the cost of the foam product generally results in distribution being most cost-effective within a 200 to 300 mile radius.

       We have identified four non-VPF(SM) foam pouring operations, six foam fabrication operations, six rebond carpet padding operations and one fiber operation to be closed during 2002. In many cases, the volume from these facilities will be absorbed by our other existing facilities in order to improve capacity utilization. In some, but not all instances, our other existing facilities will have to be upgraded to absorb the transferred volume. We may lose some revenue due to closing these operations.

       Our fabrication process involves cutting foam buns into various shapes and sizes to meet customer specifications. Fabricated foam is sold to customers and is utilized by us to produce our foam-based consumer products. Scrap foam, generated in connection with the fabrication of foam products, is used by us to produce rebond carpet padding.

       Raw materials account for a significant portion of our manufacturing costs. The two principal chemicals used in the manufacture of flexible polyurethane foam are toluene diisocyanate, or "TDI," and polyol. We generally have alternative suppliers for each major raw material. We believe that we could find alternative sources of supply should we cease doing business with any one of our major suppliers, although there may be some delay in replacing a major supplier, especially a supplier of TDI and/or polyol.

       There are a limited number of major suppliers of TDI and polyol. A disruption in our ability to obtain TDI and/or polyol that continues for a significant period of time would have a material adverse effect on our business and results of operations.

       The  prices  of TDI  and  polyol  have  historically  been  cyclical  and volatile. The prices of these raw materials are influenced by demand, manufacturing capacity and oil prices. Some of our suppliers of TDI and polyol have informed us that they intend to seek to raise prices in the first six months of 2002. We attempt to offset raw material price increases through selling price increases; however, there can be no assurance that we will be successful in implementing selling price increases or that competitive pricing pressure will not require us to adjust selling prices.

       A key raw material used in the manufacture of carpet padding is scrap foam. We internally generate a substantial portion of the scrap foam used in the production of rebond carpet padding from our other operations. Historically, the market price of rebond carpet padding has fluctuated with the market price of scrap foam.

       We recently discovered that some mattresses containing foam supplied by us had a discernible odor. The cause of the odor was traced to chemicals from one supplier used in the manufacture of the foam. This supplier has advised us that the odor was attributable to a change in its chemical manufacturing process, which has since been corrected. We have received claims from some of our customers for costs purportedly associated with the odorous foam, and we have reached agreement with this chemical supplier regarding the terms of and manner in which the supplier will reimburse us for certain obligations we may have to our customers relating to these claims, as well as for certain of our internal costs. Under this agreement, this supplier will pay us a fixed sum in exchange for eliminating certain future claims we may have against this supplier and obligates us to indemnify this supplier for certain claims that may be brought against it by others, including our customers. The ultimate amounts of these third party claims and the amount of our own internal costs are uncertain. We cannot be certain that this supplier's payments to us will be sufficient to cover all payments that we may be required to make to third parties in respect to their claims, to cover all of our related internal costs or that our indemnification obligations to this supplier will not be material.

Employees

       As of December 31, 2001, we employed approximately 6,100 persons. Approximately 1,850 of these employees are located outside the United States and approximately 2,200 employees are covered by collective bargaining agreements with labor unions. These agreements expire on various dates through 2004. We consider relations with our employees to be good.

       To reduce administrative costs throughout our operations, we expect to eliminate 100 salaried positions during 2002, mainly in support functions, including information technology, finance, quality, engineering, maintenance and customer service. In connection with this reduction, we are centralizing some of our support functions, including human resources, environmental, health and safety, quality, purchasing and customer service. As of March 1, 2002, 79 salaried positions, mostly in corporate and support functions, have been eliminated.

Competition

       The flexible polyurethane foam industry is highly competitive with price, quality and service being significant competitive factors. Our competitors in the polyurethane foam industry include E. R. Carpenter Company, Hickory Springs Manufacturing Company, Vitafoam, Inc., Flexible Foam Products, Inc. and Future Foam, Inc. None of these competitors individually competes in all of the business segments in which we do business.

Patents and Trademarks

       We own various patents and trademarks registered in the United States and in numerous foreign countries. The registered processes and products were developed through ongoing research and development activities to improve quality, reduce costs and expand markets through development of new applications for flexible polyurethane foam products. While we consider our patents and trademarks to be a valuable asset, we do not believe that our competitive position is dependent on patent protection or that our operations are dependent upon any individual patent, trademark or tradename.

Research and Development

       We believe we have a leading research and development capability in the flexible polyurethane foam industry. Our primary research and development facility is located in Eddystone, Pennsylvania. Expenditures for research and development amounted to $3.1 million for 2001, $2.5 million for 2000 and $3.3 million for 1999.

       The Company, Recticel s.a. ("Recticel"), a European polyurethane foam manufacturer, and Beamech Group Limited, an unaffiliated third party, have an interest in a Swiss corporation that develops new manufacturing technology for the production of polyurethane foam including the VPF(SM) manufacturing process. Recticel and affiliates of Recticel are shareholders of the Company. The Company, Recticel and their affiliates have a royalty-free license to use technology developed by the Swiss corporation. The Company and Recticel have exchanged know-how, trade secrets, engineering and other data, designs, specifications, chemical formulations, technical information, market information and drawings which are necessary or useful for the manufacture, use or sale of foam products. We anticipate that we will continue to do so in the future.

Forward-Looking Information

       The Private  Securities  Litigation  Reform Act of 1995  provides a "safe
harbor"  for  forward-looking   statements  so  long  as  those  statements  are
identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Annual Report on Form 10-K and those that may be made in the future by or on behalf of the Company which are identified as forward-looking, the Company notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements, such as the ability to implement customer selling price increases in response to higher raw material costs, raw material price increases, general economic conditions, the interest rate environment, the level of automotive production, carpet production, furniture and bedding production, and housing starts, the completion of various restructuring/consolidation plans, the achievement of management's business plans, the Company's capital and debt structure (including various financial covenants), litigation and changes in environmental legislation and environmental conditions. The forward-looking statements contained in this Annual Report on Form 10-K were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Company.

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

ITEM 2.  PROPERTIES

       As of December 31, 2001, we conducted our operations at 62 manufacturing and distribution facilities. Total floor space in use at our 16 owned manufacturing and distribution facilities is approximately 3.3 million square feet and total floor space in use at our 46 leased manufacturing and distribution facilities is approximately 5.4 million square feet. Fifty-one of these facilities are located throughout 37 cities in the United States, four facilities are located in Canada and seven facilities are located in Mexico. We do not anticipate any problem in renewing or replacing any of the leases expiring in 2002. In addition, we have approximately 1.3 million square feet of idle space of which approximately 0.8 million is leased.

       The Company maintains its administrative office in Linwood, Pennsylvania.

       Property information by business segment is not reported because many of the Company's facilities produce products for multiple business segments.

ITEM 3.  LEGAL PROCEEDINGS

Litigation - Foamex International Shareholders

       The Company has reached agreements with the plaintiffs in the stockholder actions described below providing for the settlement and dismissal of these actions. Court approval of these settlements has been obtained although such approval may be appealed.

       The Shareholder Litigation. Beginning on March 17, 1998, six actions, which were subsequently consolidated under the caption In re Foamex International Inc. Shareholders Litigation, were filed in the Court of Chancery of the State of Delaware, and on August 13, 1999, another action, Watchung Road Associates, L.P., et al. v. Foamex International Inc., et al. (the "Watchung Action"), was filed in the same court. The two actions were consolidated on May 3, 2000, into a single action under the caption In re Foamex International Inc. Shareholders Litigation (the "Delaware Action"). The Delaware Action, a purported derivative and class action on behalf of the Company and its stockholders, originally named as defendants the Company, certain of its current and former directors and officers, Trace International Holdings, Inc. ("Trace International"), the principal stockholder of the Company at the time, and a

Trace International affiliate. The complaint in the Delaware Action alleged, among other things, that certain of the defendants breached their fiduciary duties to the Company in connection with an attempt by Trace International to acquire the Company's publicly traded common stock as well as with a potential acquisition transaction with a group led by Sorgenti Chemical Industries LLC, and that certain of the defendants breached their fiduciary duties by causing the Company to waste assets in connection with a variety of transactions entered into with Trace International and its affiliates. The Delaware Action sought various remedies, including injunctive relief, money damages and the appointment of a receiver for the Company.

       On April 26, 1999, a putative securities class action entitled Molitor v. Foamex International Inc., et al., was filed in the United States District Court for the Southern District of New York naming as defendants the Company, Trace International and certain current and former directors and officers of the Company, on behalf of stockholders who bought shares of the Company's common stock during the period from May 7, 1998 through and including April 16, 1999. The lawsuit alleged that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by misrepresenting and/or omitting material information about the Company's financial situation and operations, with the result of artificially inflating the price of the Company's stock. The lawsuit also alleged that Trace International and Marshall S. Cogan, the chairman of the Company, violated Section 20(a) of the Securities Exchange Act of 1934 as controlling persons of the Company. The complaint sought class certification, a declaration that the defendants violated the federal securities laws, an award of money damages, and costs and attorneys', accountants' and experts' fees. On May 18, 1999, a similar action entitled Thomas W. Riley v. Foamex International Inc., et al., was filed in the same court. The two actions were consolidated and a consolidated complaint was filed. We refer to the consolidated suit as the "Federal Action."

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

       Under the terms of the stipulation of settlement related to the Delaware Action (which was approved by the Delaware Court on March 20, 2002), the Company agreed that a special nominating committee of its Board of Directors would nominate two additional independent directors to serve on the Board. The terms of the agreement also established the criteria for the independence of the directors and required that certain transactions with affiliates be approved by a majority of the disinterested members of the Board. On January 9, 2001, the Court ordered the Watchung Action dismissed with prejudice only as to the named plaintiffs Watchung Road Associates, L.P. and Pyramid Trading Limited Partnership. The dismissal did not have any effect on the claims asserted in the consolidated action.

       The settlement of the Delaware Action resolved all outstanding shareholder litigation against the Company and its current and former directors and officers. In early January 2002, two shareholders filed objections to the settlement. The settlement hearing was held on February 13, 2002, but was not concluded. On March 20, 2002, the Delaware Court concluded the hearing and approved the settlement. Approval of the settlement may be appealed by the objectors. The settlements of the Federal Action and the Delaware Action involve no admissions or findings of liability or wrongdoing by the Company or any individuals.

Litigation - Breast Implants

       As of February 28, 2002, we and Trace International were two of multiple defendants in actions filed on behalf of approximately 1,725 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. During 1995, we and Trace International were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final.

       Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from us or from Trace International. Neither we nor Trace International recommended, authorized, or approved the use of its foam for these purposes. We are also indemnified by Trace International for any such liabilities relating to foam manufactured prior to October 1990. Trace International's insurance carrier has continued to pay our litigation expenses after Trace International's filing of a petition for relief under the Bankruptcy Code on July 21, 1999. Trace International's insurance policies continue to cover certain liabilities of Trace International, but if the limits of those policies are exhausted, it is unlikely that Trace International will be able to continue to provide additional indemnification. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, without taking into account the indemnification provided by Trace International, the coverage provided by Trace International's and our liability insurance and potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that the disposition of the matters that are pending or that may reasonably be anticipated to be asserted should not have a material adverse effect on either our consolidated financial position or results of operations. If management's assessment of our liability relating to these actions is incorrect, these actions could have a material adverse effect on our financial position, results of operations and cash flows.

Litigation - Other

       During the second quarter of 2001, the Company was notified by an insurance provider concerning a dispute involving the reimbursement of liability claims paid on behalf of Trace International before 1990. The insurance provider is contending that the Company is liable for claims of approximately $3.0 million. The Company intends to strongly defend this claim and considers the claim to be without merit. If management's assessment of the Company's liability relating to these actions is incorrect, these actions could have a material adverse effect on the financial position, results of operations and cash flows of the Company.

       We are party to various other lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations. If management's assessment of our liability relating to these actions is incorrect, these actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Environmental and Health and Safety

       We are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, are from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of December 31, 2001, we had accruals of approximately $3.0 million for environmental matters.

       The Clean Air Act Amendments of 1990 ("1990 CAA Amendments") provide for the establishment of federal emission standards for hazardous air pollutants including methylene chloride, propylene oxide and TDI, which are used in the manufacturing of foam. The final National Emission Standard for Hazardous Air Pollutants, or "NESHAP," for flexible polyurethane foam production was promulgated on October 7, 1998. The NESHAP required a reduction of approximately 70% of the emission of methylene chloride for the slab stock foam industry effective October 7, 2001. Through the use of alternative technologies, including VPF(SM) and carbon dioxide, and by shifting current production to facilities which use these alternative technologies, we are in substantial compliance with these regulations. On August 8, 2001, the United States Environmental Protection Agency, or "EPA," proposed a NESHAP for Flexible Polyurethane Foam Fabrication Operations. The proposed NESHAP regulates emissions of methylene chloride and other Hazardous Air Pollutants and restricts air emissions from flame lamination sources. The Company does not believe that this standard, if adopted, will require us to make material expenditures.

       We have reported to the appropriate state authorities that we have found soil and/or groundwater contamination in excess of state standards at certain locations. Seven sites are currently in various stages of investigation or remediation. Accordingly, the extent of contamination and the ultimate liability is not known with certainty for all sites. As of December 31, 2001, we had accruals of $2.5 million for the estimated cost of remediation, including professional fees and monitoring costs, for these sites. During 2000, we reached an indemnification agreement with the former owner of the Morristown, Tennessee facility. The agreement allocates the incurred and future remediation costs between the former owner and us. The estimated allocation of future costs for the remediation of this facility is not significant, based on current known information. The former owner was Recticel Foam Corporation, a subsidiary of Recticel.

       We have either upgraded or closed all underground storage tanks at our facilities in accordance with applicable regulations.

       The Comprehensive Environmental Response, Compensation and Liability Act, or "CERCLA," and comparable state laws impose liability without fault for the costs of cleaning up contaminated sites on certain classes of persons that contributed to the release of hazardous substances into the environment at those sites, for example, by generating wastes containing hazardous substances which were disposed at such sites. We are currently designated as a Potentially Responsible Party, or "PRP," by the EPA or by state environmental agencies or other PRPs, pursuant to CERCLA or analogous state statutes, with respect to eight sites. Estimates of total cleanup costs and fractional allocations of liability are often provided by the EPA, the state environmental agency or the committee of PRPs with respect to the specified site. Based on these estimates (to the extent available) and on known information, in each case and in the aggregate, our liability is not considered to be significant.

       In 2002, capital expenditures for safety and environmental compliance projects are anticipated to be approximately $2.0 million. Although it is possible that new information or future developments could require the Company to reassess the potential exposure relating to all pending environmental matters, including those described above, management believes that, based upon all currently available information, the resolution of these environmental matters will not have a material adverse effect on our operations, financial position, capital expenditures or competitive position. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions, including the presence of previously unknown environmental contamination, may be found to exist or a reassessment of the potential exposure to pending environmental matters may be necessary due to new information or future developments, that may require expenditures not currently anticipated and that may be material.

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

                                                      High               Low
                                                      ----               ---
       2001
       Quarter Ended March 31                        $ 5.94            $4.50
       Quarter Ended June 30                         $ 7.83            $4.50
       Quarter Ended September 30                    $ 8.12            $5.90
       Quarter Ended December 31                     $ 8.46            $6.00

                                                      High               Low
                                                      ----               ---
       2000
       Quarter Ended March 31                        $10.38            $ 7.00
       Quarter Ended June 30                         $ 9.50            $ 4.19
       Quarter Ended September 30                    $ 7.03            $ 5.56
       Quarter Ended December 31                     $ 6.50            $ 4.59

       As of December 31, 2001, there were 144 holders of record of the common stock.

       There were no cash dividends paid by the Company on its common stock during the past two fiscal years. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and requirements, restrictions in financing agreements, business conditions and other factors. The Company is a holding company whose assets consist primarily of its wholly-owned subsidiary Foamex L.P. Consequently, the Company's ability to pay dividends is dependent upon the earnings of Foamex L.P. and any future subsidiaries of the Company and the distribution of those earnings to the Company and loans or advances by Foamex L.P. and any such future subsidiaries of the Company. The ability of Foamex L.P. to make distributions is restricted by the terms of their respective financing agreements. Due to such restrictions, the Company is expected to have only limited access to the cash flow generated by Foamex L.P. for the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

       The following table presents selected historical consolidated financial data of the Company. The financial data should be read in conjunction with the financial statements and related notes thereto of the Company included in this Annual Report on Form 10-K.

                                                                               Fiscal Year (1)
                                                ----------------------------------------------------------------------------
                                                   2001 (2)         2000            1999            1998          1997 (6)
                                                   --------         ----            ----            ----          --------
                                                          (thousands, except for earnings per share)
Statements of Operations Data
   Net sales                                    $ 1,252,904     $ 1,257,778     $ 1,294,639     $ 1,260,559     $   945,519
   Income (loss) from continuing
     operations (3)(4)                          $    (5,612)    $    17,013     $    19,716     $   (69,853)    $     4,131
   Basic earnings (loss) per share from
     continuing operations                      $     (0.24)    $      0.69     $      0.79     $     (2.79)    $      0.16
   Diluted earnings (loss) per share from
continuing operations                           $     (0.24)    $      0.67     $      0.78     $     (2.79)    $      0.16

Balance Sheet Data
   Total assets                                 $   766,962     $   751,581     $   781,313     $   874,965     $   893,623
   Long-term debt, classified as current (5)              -               -               -     $   771,092               -
   Long-term debt, excluding current portion    $   648,232     $   687,758     $   725,297     $     8,240     $   735,724
   Stockholders' deficiency                     $  (180,746)    $  (164,669)    $  (166,381)    $  (204,119)    $  (113,419)
Dividends paid                                            -               -               -     $     1,245               -

(1) The Company changed its fiscal year to the calendar year during 1998. Prior to the change, the Company had a 52 or 53 week fiscal year ending on the Sunday closest to the end of the calendar year. The 1997 fiscal year included the 52 weeks ended December 28, 1997.

(2) Includes the results of operations of General Foam from July 25, 2001, the date the business was acquired.




(3) Includes net restructuring, impairment and other charges (credits), as discussed in Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K. Listed below are the pre-tax charges (credits).

         2001 - $36.1 million
         2000 - $6.3 million
         1999 - $10.5 million
         1998 - $(9.7) million
         1997 - $21.1 million

(4) The provision for income taxes in 2000 and 1999 reflected the partial reversal of the deferred income tax valuation allowance recognized in 1998. The 1998 provision for income taxes of $58.2 million for continuing operations consisted primarily of an increase in the valuation allowance for deferred income tax assets.

(5) At December 31, 1998, the Company classified approximately $771.1 million of long-term debt as current, in response to financial conditions at year-end 1998.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

       The Company operates in the flexible polyurethane and advanced polymer foam products industry. As of December 31, 2001, the Company's operations were conducted through its wholly-owned subsidiaries, Foamex L.P. and Foamex Carpet Cushion, Inc. ("Foamex Carpet"). As discussed below in the section entitled "Refinancing and Corporate Structure", after December 31, 2001, Foamex Carpet was converted into a Delaware limited liability company and on March 25, 2002, the Company contributed its equity interest in such limited liability company to Foamex L.P. Business segments are listed below and business segment financial information is included in Note 14 to the consolidated financial statements.

       An executive vice president heads each of the Company's principal operating segments. Each executive vice president is responsible for developing budgets and plans as well as directing the operations of the segment. The performance of each operating segment is measured based upon income from operations, excluding restructuring , impairment and other charges. The Company does not allocate restructuring, impairment and other charges to operating segments because many of the Company's facilities produce products for multiple segments.

       Foam Products - manufactures  and markets  cushioning  foams for bedding,
       furniture,   packaging  and  health  care  applications,  and  foam-based consumer products, such as mattress pads and children's furniture.

       Carpet Cushion Products - manufactures and distributes, rebond, prime, felt and rubber carpet padding.

       Automotive Products - distributes automotive foam products and laminates to major tier one suppliers and original equipment manufacturers, or "OEMs".

       Technical Products - manufactures and markets reticulated and other specialty foams used for reservoiring, filtration, gasketing and sealing applications.

       Other - primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to the other business segments and restructuring, impairment and other charges (credits).

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

       In July 2001, the Company acquired certain assets of General Foam Corporation, a former polyurethane foam manufacturer that had operations in Pennsylvania and New Jersey.

       The  following   discussion  should  be  read  in  conjunction  with  the
consolidated financial statements and related notes included in this Annual Report on Form 10-K.

Fourth Quarter 2001 Developments and 2002 Subsequent Events

Operational Reorganization

       In December 2001, the Company launched a comprehensive cost reduction program and revenue growth initiative (the "Operational Reorganization Plan"). The Operational Reorganization Plan covers the components outlined below.

       Plant Rationalizations. To capitalize on achieving operating efficiencies and the lower costs of manufacturing associated with our national VPF(SM)
capabilities, the Company has identified four non-VPF(SM) foam pouring operations, six foam fabrication operations, six rebond carpet padding operations and one fiber operation to be closed during 2002. In many cases, the volume from these closed operations will be absorbed by our other existing facilities in order to improve capacity utilization. In some, but not all instances, our other existing facilities will be upgraded to absorb the transferred volume. We anticipate some revenue may be lost due to the closing of these operations.

       Salaried Headcount Reduction. To reduce administrative costs throughout our operations, we expect to eliminate 100 salaried positions during 2002, mainly in support function areas, including information technology, finance, quality, engineering, maintenance and customer service. In connection with this reduction, we are centralizing some of our support functions, including human resources, environmental, health and safety, quality, purchasing and customer service. As of March 1, 2002, 79 salaried positions, mostly in corporate and support functions, have been eliminated.

       Purchasing and Logistics Cost Reductions. We have implemented programs to reduce costs of manufacturing and distribution, raw materials (other than toluene diisocyanate and polyol) and logistics services. We plan to centralize our purchasing function and leverage our scale to negotiate new national procurement contracts for supplies and services.

       Sales and Marketing Management. We have implemented a program to analyze the profitability of our customer base, the efficiency of our sales people and our ability to effectively market to potential new customers. Our goal is to rationalize our customer base and focus our sales and marketing efforts on our more profitable customers.

       Customer Service Centralization. To reduce costs and improve the effectiveness of our customer service operations, we have begun to centralize the operations in line with each of our business units. We are focusing on our key customers and implementing key support technology to further standardize our customer service process.

       These actions resulted in restructuring, impairment and other charges of approximately $35.4 million during the fourth quarter of 2001, of which approximately $18.4 million was non-cash. The Company estimates that these activities will result in incremental income from operations of approximately $20.0 million and $30.0 million in 2002 and 2003, respectively. The Company anticipates that the majority of the cash costs will be incurred in 2002. Including the salaried headcount reduction discussed above, a total of 746 employees are expected to be terminated.

Customer Claims

       During the fourth quarter of 2001, the Company discovered that some mattresses containing foam supplied by the Company had a discernible odor. The cause of the odor was traced to chemicals from one supplier used in the manufacture of the foam. The supplier has advised the Company that the odor was attributable to a change in its chemical manufacturing process, which has since been corrected. We have received claims from some of our customers for costs purportedly associated with the odorous foam and we have reached agreement with this chemical supplier regarding the terms of and manner in which this supplier will reimburse the Company for certain obligations we may have to our customers relating to these claims, as well as for certain of our internal costs. Under this agreement, this supplier will pay us a fixed sum in exchange for eliminating certain future claims we may have against this supplier and we are obligated to indemnify this supplier for certain claims that may be brought against it by others, including the Company's customers. The ultimate amounts of these third party claims and the amount of our own internal costs are uncertain. The Company cannot be certain that this supplier's payments to it will be sufficient to cover all payments that we may be required to make to third parties in respect to their claims, to cover all of the Company's related internal costs or that the Company's indemnification obligations to this supplier will not be material. Consequently, there can no assurance that these claims and costs will not have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Refinancing and Corporate Structure

       On March 25, 2002, Foamex L.P. and Foamex Capital Corporation issued $300.0 million of 10 3/4% Senior Secured Notes due 2009 (the "Senior Secured Notes"), and amended the Foamex L.P. Credit Facility (the "Amended Credit
Facility") to provide for $162.2 million of term loans, with maturity dates of June 30, 2005 through December 29, 2006, and a $100.0 million revolving credit facility that matures on June 30, 2005. Net proceeds from the Senior Secured Notes of $280.0 million were used to pay a portion of the debt outstanding under the Foamex L.P. Credit Facility. The initial proceeds of two new term loans under the Amended Credit Facility were used to repay a note payable to Foam Funding LLC (a related party) and debt outstanding under the Foamex L.P. Credit Facility. Additionally, the financial debt covenants contained in the Amended Credit Facility were adjusted to reflect changes in the capital structure, and the current business environment at the Company. Under the covenants contained in the Senior Secured Notes Indenture and the Amended Credit Facility, the Company may spend up to $48.5 million of the proceeds from the Senior Secured Notes to repurchase or redeem some of its senior subordinated notes. To the extent that the Company spends less than $48.5 million towards such repurchase or redemption by September 20, 2002, it is required to repay a portion of its term loans.

       In connection with the refinancing transaction discussed above, the Company simplified its corporate structure, by changing the incorporation status of Foamex Carpet Cushion, Inc., a wholly-owned subsidiary of the Company, to a limited liability company, Foamex Carpet Cushion LLC, which was then contributed to Foamex L.P.

Critical Accounting Policies

       We prepared the consolidated financial statements of the Company in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of the assets and liabilities and revenues and expenses. The Company's significant accounting policies are fully discussed in Note 2 to the consolidated financial statements. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

       Account Receivable and Allowance for Uncollectible Accounts

       The Company actively monitors customer payments in conjunction with customer credit evaluations. Accordingly, an estimate of uncollectible accounts is maintained and is based on historical collection experience and specific customer collection issues. A significant change in the financial condition of one or more of the Company's larger customers could have a material adverse impact on future results.

       Long-Lived Assets

       The Company has a significant investment in long-lived assets; consisting primarily of property, plant and equipment, and intangible assets representing the cost in excess of net assets acquired (goodwill) and deferred financing costs. Impairment losses are recognized when events indicate that certain long-lived assets may be impaired and a projection of future cash flows generated from the assets are less than the current carrying value of the assets. These cash flow projections are based on the combination of historical results adjusted for estimated future market conditions and operating plans. To the extent that these estimates change, impairment losses could have material adverse impact on future results. See the section below entitled "Accounting Changes" for a discussion on the impact of new accounting statements.

       Deferred Income Taxes

       The Company has a significant amount of Federal net operating loss carryforwards that can reduce the Federal tax payments required on taxable income generated in the future. These Federal net operating loss carryforwards are recognized as a deferred tax asset of the Company and the realization of the related asset must be continually evaluated. Accordingly, the Company has established a valuation allowance for all Federal net operating loss carryforwards available as of December 31, 2001. In establishing a valuation allowance, the Company is required to evaluate existing tax attributes, projections of future taxable income and tax planning strategies available to determine the probability that the Federal net operating loss carryforwards will be utilized in the future. If the Company determines that it is more likely than not that the Federal net operating losses will be utilized in future years, then reported results in that period will benefit from the reversal of a portion of, or the entire valuation allowance. As a result, the effective tax rate of the Company will increase following any reversal. See the section below entitled "Income Tax Expense" for additional information.


       Environmental Remediation

       The Company has a number of manufacturing facilities and certain idle facilities that require remediation of soil and/or groundwater contamination. As required by applicable State and/or Federal compliance programs, many of these sites are in the monitoring stage that requires periodic sampling of contamination levels in conjunction with ongoing assessments of remediation actions. Accordingly, the recognition of environmental liabilities requires estimates concerning the duration of monitoring and associated costs, often projected to extend for a number of years. To the extent that these estimates change, additional environmental costs could have a material adverse impact on future results. See the section below entitled "Environmental Health and Safety" for additional information.

RESULTS OF OPERATIONS

                                                    Carpet
                                      Foam         Cushion      Automotive       Technical
                                    Products       Products       Products        Products        Other         Total
                                    --------       --------       --------        --------        -----         -----
2001                                                           (dollars in thousands)
Net sales                          $  499,668     $  230,965      $  377,753     $  111,043     $   33,475     $1,252,904
Income (loss) from operations      $   66,312     $   (6,831)     $   21,187     $   22,884     $  (40,079)    $   63,473
Depreciation and amortization      $   15,732     $    8,181      $    4,991     $    3,312     $    1,772     $   33,988
Income (loss) from operations
   as a percentage of net sales          13.3%          (3.0)%           5.6%          20.6%       n.m.(a)            5.1%

2000
Net sales                          $  519,197     $  256,439      $  342,386     $  106,697     $   33,059     $1,257,778
Income (loss) from operations      $   55,001     $    2,035      $   22,235     $   28,888     $  (11,688)    $   96,471
Depreciation and amortization      $   17,813     $    7,742      $    5,785     $    2,663     $    2,585     $   36,588
Income (loss) from operations
   as a percentage of net sales          10.6%           0.8%            6.5%          27.1%       n.m.(a)            7.7%

1999
Net sales                          $  527,159     $  285,846      $  361,806     $   92,180     $   27,648     $1,294,639
Income (loss) from operations      $   57,028     $    8,512      $   22,547     $   22,588     $  (17,617)    $   93,058
Depreciation and amortization      $   17,432     $    8,096      $    4,823     $    2,724     $    2,675     $   35,750
Income (loss) from operations
   as a percentage of net sales          10.8%           3.0%            6.2%          24.5%       n.m.(a)            7.2%

(a)  Not meaningful.

2001 Compared to 2000

       Net sales for 2001 decreased 0.4% to $1,252.9 million from $1,257.8 million in 2000. The decline was primarily attributable to lower sales in Foam Products and Carpet Cushion Products, partially offset by a significant improvement in Automotive Products sales. Technical Products also recorded improved sales.

       The gross profit margin was 14.4% in 2001 compared to 13.7% in 2000. Certain raw material cost reductions had the effect of improving the gross profit margin percentage in 2001 by approximately 1.4 percentage points. These 2001 cost reductions are not anticipated to continue in 2002. See Item 1 - Business - Manufacturing and Raw Materials. Selling, general and administrative expenses were 16.2% higher in 2001. The increase included the impact of higher professional fees, including those associated with a change in independent accountants, higher bad debt expense related to economic conditions and increased compensation and benefit costs.

       Income from operations in 2001 was $63.5 million, which represented a 34.2% decrease from the $96.5 million recorded during 2000. Results included restructuring, impairment and other charges of $36.1 million in 2001 and $6.3 million in 2000. Restructuring, impairment and other charges recorded during 2001 are discussed under "Other" below. Excluding the restructuring, impairment and other charges for comparison purposes, income from operations would have been $99.5 million in 2001 compared to $102.7 million in 2000. On this basis, income from operations was 7.9% of net sales in 2001 and 8.2% in 2000. In addition to the raw material cost reductions discussed above, cost reduction programs and increases in certain selling prices were also positive factors.

       Foam Products

       Foam Products net sales for 2001 decreased 3.8% to $499.7 million from $519.2 million in 2000. The decrease primarily reflected the domestic economic slowdown that impacted the markets for furniture manufacturers and other foam fabricators. Despite the sales decline, income from operations increased 20.6%, from $55.0 million in 2000 to $66.3 million in 2001. The increase was primarily the impact of raw material cost reductions, discussed above, which primarily benefited the Foam Products segment. Income from operations was 13.3% of net sales in 2001, up from 10.6% in 2000.

       Carpet Cushion Products

       Carpet Cushion Products net sales for 2001 decreased 9.9% to $231.0 million from $256.4 million in 2000. The sales decline continued to reflect competitive pressures that resulted in lower sales volumes across all product lines. Lower selling prices in certain product lines and a lower value shipment mix also contributed to the sales decline. The factors contributing to the sales decline translated to a loss from operations of $6.8 million in 2001 compared to income from operations of $2.0 million in 2000. The loss from operations represented 3.0% of net sales in 2001 and income from operations represented 0.8% of net sales in 2000.

       Automotive Products

       Automotive Products net sales for 2001 increased 10.3% to $377.8 million from $342.4 million in 2000. The improvement primarily reflected new product programs and renewed activity following inventory corrections in the domestic automotive industry earlier in the year. Income from operations declined 4.7%, from $22.2 million in 2000 to $21.2 million in 2001. Income from operations represented 5.6% of net sales in 2001 and 6.5% in 2000. The lower results in 2001 were primarily attributed to intense pricing competition and higher raw material costs.

       Technical Products

       Net sales for Technical Products in 2001 were up 4.1% to $111.0 million from $106.7 million in 2000. Higher sales primarily reflected sales from the acquisition of certain assets from General Foam Corporation, discussed in Note 4 to the consolidated financial statements. Income from operations decreased 20.8% to $22.9 million in 2001 compared to $28.9 million in 2000. The decline reflected a lower value shipment mix and the impact of a slow down in the technology industry, especially during the first half of 2001. Income from operations represented 20.6% of net sales in 2001 compared to 27.1% in 2000.

       Other

       Other primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to business segments and restructuring and other charges. Net sales were slightly higher in 2001 compared to 2000. The loss from operations was $40.1 million in 2001 and included restructuring, impairment and other charges of $36.1 million, discussed below. The $11.7 million loss from operations in 2000 included restructuring, impairment and other charges totaling $6.3 million. The 2000 loss also included professional fees associated with the resolution of certain change in control issues following the Trace bankruptcy and the settlement of certain shareholder litigation.

Restructuring, Impairment and Other Charges

       In December 2001, the Company announced the launching of its Operational Reorganization Plan to reduce its operating costs and accelerate revenue growth. The major initiatives of the Operational Reorganization Plan included plant rationalization, headcount reductions, purchasing and logistics cost reductions and sales and marketing management.

       In connection with the plant rationalization, we identified a total of 17 plant operations to be closed. Costs associated with this aspect of the Operational Reorganization Plan included lease termination costs and severance and termination benefits aggregating $14.1 million.

       Additionally, we identified 100 salaried positions to be eliminated, mainly in support function areas. Severance, termination and other costs associated with these positions were estimated to be $4.4 million. At March 1, 2002, 79 positions, mostly in corporate and support functions, have been eliminated.

       Further, the Company evaluated the recoverability of certain other long-lived assets, both associated and not associated with the Operational
Reorganization Plan, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed". As a result, the Company recorded an impairment provision of $13.8 million (net of anticipated proceeds of $4.6 million) to reduce these assets to their estimated fair values. The assets which are held for disposal consist mainly of leasehold improvements and machinery and equipment which have a remaining carrying value of approximately $19.8 million.

       Other one-time period expenses during the fourth quarter consisted primarily of executive severance of $1.9 million and consulting fees related to the Operational Reorganization Plan in the amount of $1.2 million.

       Severance and termination benefits as a result of the Operational Reorganization Plan are expected to be incurred for 746 employees. Total cash outlays related to the Operational Reorganization Plan are expected to aggregate $17.0 million. We expect to complete implementation before the end of 2002. The Company expects to spend approximately $12.4 million during 2002 with the balance to be spent through 2012, primarily for lease costs.

       In addition, the Company recorded $0.4 million for restructuring plans prior to the fourth quarter of 2001 that included severance for 41 employees and $1.4 million related to executive severance recorded in other charges. The Company also recorded a net restructuring credit of $1.2 million related to changes in estimates to prior restructuring plans.

       During 2000, the Company recorded $6.2 million for restructuring plans that included severance for 102 employees. The Company also recorded a net restructuring charge of approximately $0.1 million related to changes in estimates to prior years' restructuring plans. Also during 2000, the Company received $3.6 million of net proceeds from the sale of assets related to restructuring plans.

       Interest and Debt Issuance Expense

       Interest and debt issuance expense totaled $63.2 million in 2001, which represented a 15.9% decrease from $75.2 million recorded in 2000. The decrease was attributable to lower average debt levels and lower effective interest rates in 2001. The Company capitalized interest of $1.4 million and $0.8 million in 2001 and 2000, respectively, as a component of the construction costs of plant and equipment.

       Income from Equity Interest in Joint Venture

       Income from an equity interest in an Asian joint venture totaled $1.6 million and $1.7 million in 2001 and 2000, respectively.

       Other Expense, Net

       Other expense, net for 2001 was $2.2 million. Expense items totaled $2.7 million and included letter of credit fees. Interest income recorded in 2001 was $0.5 million.

       In 2000, other expense, net was $3.0 million. Expense items totaled $3.6 million and significant components included the costs associated with a buyout proposal and letter of credit fees. Interest income recorded in 2000 was $0.6 million.

       Income Tax Expense

       The 2001 effective tax rate reflects an increase in the valuation allowance for deferred tax assets recognized during the year since, in our judgment, it is more likely than not that these assets will not be realizable. The effective tax rate in 2000 reflected the partial reversal of the deferred income tax asset valuation allowance recognized in 1998. The valuation allowance was reduced to reflect the utilization of Federal loss carryforwards that reduced the current tax component of the Federal tax provision. Additionally, the valuation allowance was reduced to offset the net deferred Federal tax liability generated in 2000.

       At December 31, 2001, the Company had approximately $164.4 million of net operating loss carryforwards for Federal income tax purposes, expiring from 2010 to 2020. Also at December 31, 2001, there were $1.0 million of alternative minimum tax credit carryforwards. In addition, the Company has an ownership change as defined in IRC Section 382. Accordingly, the Company may be limited (on an annual basis) as to the amount of its net operating loss utilization.

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

       Other

       Other primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to business segments and restructuring and other charges. The increase in net sales associated with this segment primarily resulted from an increase in net sales from the Company's Mexico City operation. The loss from operations of $11.7 million in 2000 included a provision of $6.3 million for restructuring and other charges, discussed above. The loss also included the professional fees that were associated with equity transactions and shareholder litigation settlements. The loss from operations of $17.6 million in 1999 included $10.5 million of restructuring and other charges, discussed below.

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

       In connection with the fourth restructuring plan, the Company closed its New York office (see Note 16 to the consolidated financial statements). The Company recorded approximately $2.5 million of restructuring charges comprised of $1.6 million of severance costs for eight employees and $0.9 million of costs primarily relating to future lease obligations, net of sublease proceeds.

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

       Interest and Debt Issuance Expense

       Interest and debt issuance expense totaled $75.2 million in 2000, which represented a 3.2% increase from 1999 expense of $72.9 million. The impact of higher effective interest rates was partially offset by the benefit of lower average debt levels. Higher effective interest rates reflected market conditions and the impact of a certain provision of the Foamex L.P. credit facility that required an incremental interest rate margin, as discussed in Note 8 to the consolidated financial statements. Interest capitalized as a component of the construction costs of plant and equipment totaled $0.8 million in 2000.

       Income from Equity Interest in Joint Venture

       Income from an equity interest in an Asian joint venture totaled $1.7 million in 2000 compared to $0.5 million in 1999. The improved results reflected the growth of the joint venture as it moves beyond the start up phase.

       Other Income (Expense), Net

       Other expense, net in 2000 totaled $3.0 million. Expense items totaled $3.6 million and significant components included the costs associated with a buyout proposal and letter of credit fees offset by $0.6 million of interest income. During 1999, other income, net totaled $1.5 million. Income items in 1999 included a $4.2 million gain recorded on the sale of the corporate aircraft and interest income of $0.5 million. Partially offsetting income items in 1999 were letter of credit fees.

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

Business Outlook

       Results in 2002 are dependent on a number of key factors, including those discussed below.

       o The extent of the domestic economic recovery and related impact on consumer spending in key markets of the Company, including automotive, housing and related furnishings, and technology and related hardware.

       o      The successful  implementation  of the Operational  Reorganization
              Plan.

       o The ultimate resolution of recent claims from customers relating to odors from mattresses containing foam manufactured by the Company, as discussed above.

       o The ability of the Company to implement selling price increases in the event of higher raw material costs, which comprise a significant percentage of the cost of many of the Company's products.

LIQUIDITY AND CAPITAL RESOURCES

       The principal source of cash for the Company in 2002 is anticipated to be from operating activities of its wholly-owned subsidiary Foamex L.P. The Company's operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on outstanding indebtedness and capital expenditures. During 2002, cash provided by operating activities will be limited by the cash requirements resulting from the Operational Reorganization Plan and related restructuring charge recorded in the fourth quarter of 2001. The Company believes that cash flow from operating activities, cash on hand and periodic borrowings under its Amended Credit Facility will be adequate to meet its liquidity requirements. Any unforeseen decrease in demand for the Company's products could significantly reduce cash flow from activities. The ability of Foamex L.P. to make distributions to the Company is restricted by the terms of its financing agreements; therefore, the Company is expected to have only limited access to the cash flow generated by Foamex L.P. for the foreseeable future.

       Cash and cash equivalents totaled $15.1 million at the end of 2001 compared to $4.9 million at the end of 2000. Working capital at the end of 2001 was $65.0 million and the current ratio was 1.3 to 1 compared to working capital at the end of 2000 of $103.3 million and a current ratio of 1.5 to 1. The decrease in working capital is primarily due to a $45.9 million increase in accounts payable, partially attributable to certain vendor payment terms that were lengthened in 2001.

       Total debt at the end of 2001 was $666.3 million, down $45.6 million from year-end 2000. As of December 31, 2001, there were $125.0 million of revolving credit borrowings, at a weighted average interest rate of 6.2%, under the Foamex L.P. credit facility with $19.3 million available for additional borrowings and $20.7 million of letters of credit outstanding. Foamex Canada Inc. ("Foamex Canada") did not have any outstanding borrowings as of December 31, 2001 under Foamex Canada's revolving credit agreement, with unused availability of approximately $5.0 million. Foamex Carpet did not have any outstanding borrowings under the Foamex Carpet credit facility at December 31, 2001, with unused availability of $14.8 million and $0.2 million of letters of credit outstanding.

       On March 25, 2002, the Company consummated a series of related financing transactions, described under the caption "Refinancing and Corporate Structure" above, designed to strengthen the Company's capital structure.

       Cash Flow from Operating Activities

       Cash provided by operating activities in 2001 was $106.4 million compared to $51.0 million in 2000. The increase primarily reflected an increase in accounts payable that contributed $45.9 million of the improvement. Also contributing to the 2001 increase was a $15.2 million reduction in inventories. As discussed above, results in 2001 included significant restructuring charges. Included in the restructuring charge were non-cash items for asset impairments and at year-end 2001 there was a net increase in the accrued restructuring liability of $15.5 million.

       Cash Flow from Investing Activities

       Cash used for investing activities totaled $40.6 million for 2001. Cash requirements included capital expenditures of $22.5 million and $17.6 million for an acquisition, see Note 4 to the consolidated financial statements. In 2000, cash flow used for investing activities totaled $21.9 million, which included $23.6 million of capital expenditures, partially offset by $3.6 million of proceeds from the sale of assets. The estimate of capital expenditures for 2002 is approximately $24.0 million.

       Cash Flow from Financing Activities

       Cash used in financing activities was $55.7 million for 2001 compared to cash used of $30.8 million in 2000. The increase reflected higher net debt payments compared to 2000, a decrease in cash overdrafts, debt issuance costs and other financing activities. During the first half of 2000, the $34.0 million Foamex/GFI Note was repaid with borrowings under the Foamex L.P. revolving credit facility.

       Financial Condition

       The Company anticipates that it will continue to comply with the quarterly financial covenants contained in its Amended Credit Facility and its other debt agreements. Management's current business plans anticipate customer selling price management in response to raw material cost changes, improved working capital management, comparable capital expenditures to the prior year, successful implementation of on-going cost savings initiatives and improved operating efficiencies. The achievement of the business plans and the realization of proceeds resulting from the implementation of an improved asset utilization program are necessary for compliance with the various financial covenants for 2002 and prospectively.

       The possibility exists that certain financial covenants will not be met if business conditions are other than as anticipated or other unforeseen events impact results. In the absence of a waiver of or amendment to such financial covenants, such noncompliance would constitute a default under the applicable debt agreements, and the lenders would be entitled to accelerate the maturity of the indebtedness outstanding thereunder. In the event that such noncompliance appears likely, or occurs, the Company will seek the lenders' approval of amendments to, or waivers of, such financial covenants. Historically, the Company has been able to renegotiate financial covenants and/or obtain waivers, as required, and management believes such waivers and/or amendments could be obtained if required. However, there can be no assurance of future amendments or waivers will be obtained.

Foamex L.P. Credit Facility

       At December 31, 2001, Foamex L.P. had a credit facility (the "Foamex L.P. Credit Facility") with a group of banks, which provided for a revolving credit facility commitment of $165.0 million and three term loans (Term loans B, C and D) with an outstanding balance totaling $245.6 million. Included in the group of banks that provides the Foamex L.P. Credit Facility is The Bank of Nova Scotia, which is a shareholder of the Company.

       Amended Credit Facility

       The Amended Credit Facility consists of (1) the new revolving credit facility, which is a non-amortizing revolving credit facility of $100.0 million provided by a new syndicate of lenders (the "New Revolving Credit Facility"), which will provide working capital for the Company and funding for other general corporate purposes, (2) the various term loan facilities under the existing credit agreement, (3) a new Term E Loan in an initial amount of $31.6 million, the proceeds of which were borrowed at closing and used to repay in full the obligations outstanding under the note payable to Foam Funding LLC, and (4) a new Term F Loan in an initial amount of $25.0 million, the proceeds of which were borrowed at closing and used to repay indebtedness outstanding under the existing revolving credit facility. The remaining obligations outstanding under the existing revolving credit facility were repaid with a portion of the proceeds from the issuance of Senior Secured Notes as described below.

       The commitments under the New Revolving Credit Facility are available to the Company in the form of (1) revolving credit loans, (2) swing loans (subject to a $20.0 million sublimit) and (3) letters of credit (subject to a $40.0 million sublimit).

       The Company used a portion of the net proceeds from its Senior Secured Notes to repay a portion of the existing term loans, the Term E Loan and the Term F Loan as described below. After this repayment, the term loan facilities under the Amended Credit Facility will consist of a $39.3 million Term B Loan, a

$35.7 million Term C Loan, a $51.7 million Term D Loan, a $16.3 million Term E Loan and a $19.3 million Term F Loan (together with the Term B Loan, the Term C Loan, the Term D Loan and the Term E Loan, the "Term Loans").

       Loans made under the New Revolving Credit Facility will mature and the commitments will terminate on June 30, 2005. The Term B Loan, the Term E Loan and the Term F Loan will mature on June 30, 2005, the Term C Loan will mature on June 30, 2006 and the Term D Loan will mature on December 29, 2006.

       Each of the Term Loans will be subject to amortization on a quarterly basis; however, after giving effect to the prepayments of the Term Loans as described above, quarterly amortization payments will commence for the Term B Loan, the Term E Loan and the Term F Loan in 2004, for the Term C Loan in 2005 and for the Term D Loan in 2006.

       Net proceeds from the issuance of the Senior Secured Notes were applied as follows: (1) $91.5 million was used to repay indebtedness outstanding under the existing revolving credit facility; (2) $91.5 million was used to repay the Existing Term Loans and the Term E Loan on a pro rata basis, which in the case of the Existing Term Loans, were applied to outstanding installments thereof in the order of their earliest maturities; (3) $48.5 million was used to repay the Term Loans on a pro rata basis and applied to outstanding installments thereof in the order of their earliest maturities and (4) the remaining $48.5 million will be used to repurchase or redeem the senior subordinated notes, but to the extent such proceeds are not used for this purpose by September 20, 2002, the proceeds are required to be used to repay the Term Loans on a pro rata basis and apply the prepayments to the outstanding installments in the order of their earliest maturities.

       Foamex L.P. is required to make mandatory prepayments of loans under the Amended Credit Facility with: (1) the net cash proceeds received from sales of assets by Foamex L.P. or certain of its subsidiaries, (2) the net cash proceeds received from certain issuances by the Company, or certain of its subsidiaries of indebtedness for borrowed money or equity interests and (3) 75% of excess cash flow of Foamex L.P. and its subsidiaries in any fiscal year, such percentage to be reduced to 50% if the ratio of outstanding obligations under the Amended Credit Facility to EBDAIT for such fiscal year is reduced to specified levels, subject, in each case, to certain limited exceptions.

       Foamex L.P. is permitted to make voluntary prepayments and/or permanently reduce the commitments under the New Revolving Credit Facility in whole or in part, without premium or penalty, subject to reimbursement of the lenders' redeployment costs in the case of prepayment of LIBO rate borrowings, other than at the end of any interest period. All voluntary prepayments of Term Loans will be applied to such tranches of Term Loans as Foamex L.P. may select.

       The Company, FMXI, Inc. and each of Foamex L.P.'s domestic subsidiaries will continue to guarantee the repayment of the obligations under the Amended Credit Facility. The Amended Credit Facility will be secured by a first-priority lien (subject to permitted liens) on substantially the same collateral that secures the obligations under the existing credit facility, which includes substantially all material tangible and intangible assets. In addition, all of the partnership interests, all of the capital stock or other equity interests of our domestic subsidiaries (including Foamex Carpet) and 65% of the capital stock or other equity interests of Foamex L.P.'s first-tier foreign subsidiaries will be pledged as part of the security for the obligations under the Amended Credit Facility.

       Borrowings under the Amended Credit Facility will bear interest at a floating rate based upon (and including a spread over), at our option, (1) the higher of (a) the funding agent's prime rate and (b) 0.50 of 1% in excess of the Federal Reserve reported weighted average overnight rate for federal funds or
(2) the higher of (x) 2.50% per annum and (y) the LIBO rate, as defined, as determined by the funding agent. Foamex L.P. will pay administration fees, commitment fees, letter of credit fees and certain other expenses and provide certain indemnities, all of which are believed to be customary for financings of this type.

       The Amended Credit Facility contains affirmative and negative covenants that, subject to certain exceptions, are substantially similar to those contained in the existing credit facility. The Amended Credit Facility includes the following financial covenants, as defined therein: (1) a minimum EBDAIT test for the year ended December 31, 2001; (2) a minimum net worth test; (3) a minimum ratio of EBDAIT to cash interest expense; (4) a minimum ratio of EBDAIT to fixed charges; and (5) a maximum ratio of funded debt to EBDAIT. These covenants will be substantially the same as those contained in the existing credit facility with appropriate changes to take into account the issuance of the Senior Secured Notes and the contribution of Foamex Carpet to Foamex L.P. The Amended Credit Facility also requires the refinancing of the 13 1/2% senior subordinated notes on or prior to March 31, 2005.

       The Amended Credit Facility contains events of default that, subject to certain exceptions, are substantially similar to those contained in the existing credit facility, including, but not limited to, nonpayment of principal, interest, fees or other amounts when due, violation of covenants, inaccuracy of representations and warranties in any material respect, cross default and cross acceleration to certain other indebtedness, bankruptcy, ERISA, material judgments and change of control. The events of default are subject to grace periods and materiality qualifications.

Foamex Carpet Credit Facility

       At December 31, 2001, Foamex Carpet had a revolving credit facility (the "Foamex Carpet Credit Facility"), which provided a commitment of $15.0 million through February 2004. There were no borrowings outstanding under the credit facility at December 31, 2001 and available borrowings totaled $14.8 million with $0.2 million of letters of credit outstanding.

Contractual Obligations and Commercial Commitments

       At December 31, 2001, the Company had obligations to repay a total of $660.1 million of principal of long-term debt borrowed under a number of arrangements with lenders. The amortization schedule for the Company's long-term debt payments is included in Note 8 to the consolidated financial statements. On March 25, 2002, the Company issued $300.0 million of Senior Secured Notes due on April 1, 2009. A total of $231.5 million of the proceeds from the Senior Secured Notes was used to repay debt that would have matured in 2002, 2003 and 2004. At December 31, 2001, the Company had outstanding letters of credit aggregating $20.9 million.

       The Company also has commitments for operating leases discussed in Note 17 to the consolidated financial statements that require minimum payments totaling $51.3 million, with $44.5 million due through December 31, 2006 and the balance in later years. The Company does not have any other significant contractual obligations or commercial commitments.

OTHER

Shareholder and Change in Control Developments

       Trace International Holdings, Inc. ("Trace") is a privately held company, which owned approximately 29% of the Company's outstanding voting common stock at September 30, 2000, and whose former Chairman also serves as the Company's Chairman. The Company's common stock owned by Trace was pledged as collateral against certain of Trace's obligations. Certain credit agreements and promissory notes of the Company's subsidiaries, pursuant to which approximately $401.1 million of debt was outstanding as of September 30, 2000, provided that a "change of control" would be an event of default and could result in the acceleration of such indebtedness. "Change of control" means, for this purpose, that (i) a person or related group, other than Trace, beneficially owns more than 25% of the Company's outstanding voting stock and (ii) such voting stock constitutes a greater percentage of such voting stock than the amount beneficially owned by Trace. Additionally, certain indentures of Foamex L.P. and Foamex Capital Corporation ("FCC"), a wholly-owned subsidiary of Foamex L.P., relating to senior subordinated notes of $248.0 million contain similar "change of control" provisions, which require Foamex L.P. and FCC to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if there is such a "change of control".

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

       Under the Exchange Agreement, The Bank of Nova Scotia initially received 1,500,000 shares of the Company's common stock from the Trace bankruptcy estate and exchanged these common stock shares for 15,000 shares of a new class of the Company's non-voting non-redeemable convertible preferred stock (the "Series B Preferred Stock"). Each share of the Series B Preferred Stock can be converted into 100 shares of the Company's common stock but only if such conversion would not trigger a "change of control" event, as discussed above. The Series B Preferred Stock (a) is entitled to dividends only if a dividend is declared on the Company's common stock, (b) ranks senior to any future preferred stock issued by the Company and (c) is entitled to a liquidation preference of $100 per share. Following this exchange, The Bank of Nova Scotia became the owner of 24.41% of the outstanding shares of the Company's common stock when the remaining 5,697,426 shares of the Company's common stock were transferred to The Bank of Nova Scotia from the Trace bankruptcy estate. Certain equity transactions, primarily the exercise of stock options, have reduced the Bank of Nova Scotia's common stock ownership percentage to 23.6% at February 15, 2002.

Environmental Health and Safety

       We are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, are from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of December 31, 2001, we had accruals of approximately $3.0 million for environmental matters.

       The Clean Air Act Amendments of 1990 ("1990 CAA Amendments") provide for the establishment of federal emission standards for hazardous air pollutants including methylene chloride, propylene oxide and TDI, which are used in the manufacturing of foam. The final National Emission Standard for Hazardous Air Pollutants, or "NESHAP," for flexible polyurethane foam production was promulgated on October 7, 1998. The NESHAP required a reduction of approximately 70% of the emission of methylene chloride for the slab stock foam industry effective October 7, 2001. Through the use of alternative technologies, including VPF(SM) and carbon dioxide, and by shifting current production to facilities which use these alternative technologies, we are in substantial compliance with these regulations. On August 8, 2001, the United States Environmental Protection Agency, or "EPA," proposed a NESHAP for Flexible Polyurethane Foam Fabrication Operations. The proposed NESHAP regulates emissions of methylene chloride and other Hazardous Air Pollutants and restricts air emissions from flame lamination sources. The Company does not believe that this standard, if adopted, will require us to make material expenditures.

       We have reported to the appropriate state authorities that we have found soil and/or groundwater contamination in excess of state standards at certain locations. Seven sites are currently in various stages of investigation or remediation. Accordingly, the extent of contamination and the ultimate liability is not known with certainty for all sites. As of December 31, 2001, we had accruals of $2.5 million for the estimated cost of remediation, including professional fees and monitoring costs, for these sites. During 2000, we reached an indemnification agreement with the former owner of the Morristown, Tennessee facility. The agreement allocates the incurred and future remediation costs between the former owner and us. The estimated allocation of future costs for the remediation of this facility is not significant, based on current known information. The former owner was Recticel Foam Corporation, a subsidiary of Recticel.

       We have either upgraded or closed all underground storage tanks at our facilities in accordance with applicable regulations.

       The Comprehensive Environmental Response, Compensation and Liability Act, or "CERCLA," and comparable state laws impose liability without fault for the costs of cleaning up contaminated sites on certain classes of persons that contributed to the release of hazardous substances into the environment at those sites, for example, by generating wastes containing hazardous substances which were disposed at such sites. We are currently designated as a Potentially Responsible Party, or "PRP," by the EPA or by state environmental agencies or other PRPs, pursuant to CERCLA or analogous state statutes, with respect to eight sites. Estimates of total cleanup costs and fractional allocations of liability are often provided by the EPA, the state environmental agency or the committee of PRPs with respect to the specified site. Based on these estimates (to the extent available) and on known information, in each case and in the aggregate, our liability is not considered to be significant.

       In 2002, capital expenditures for safety and environmental compliance projects are anticipated to be approximately $2.0 million. Although it is possible that new information or future developments could require the Company to reassess the potential exposure relating to all pending environmental matters, including those described above, management believes that, based upon all currently available information, the resolution of these environmental matters will not have a material adverse effect on our operations, financial position, capital expenditures or competitive position. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions, including the presence of previously unknown environmental contamination, may be found to exist or a reassessment of the potential exposure to pending environmental matters may be necessary due to new information or future developments, that may require expenditures not currently anticipated and that may be material.

Inflation, Raw Material Costs and Other Matters

       On average, inflation rates for the domestic economy continue to be relatively low. Although long-term inflation rates are difficult to predict, the Company believes it has the flexibility in operations and capital structure to maintain a competitive position. The prices of the two principal chemicals used, TDI and polyol, are influenced by demand, manufacturing capacity and oil prices. Results for 2000 were negatively impacted by higher transportation costs related to oil price increases and higher costs for raw materials. In 2001, the beginning of the economic slowdown resulted in excess manufacturing capacity for the major chemical suppliers. This, coupled with declining oil prices, resulted in lower costs for raw materials in 2001. Some TDI and polyol suppliers have informed the Company that they will seek to raise prices in the first six months of 2002. The Company will attempt to offset raw material cost increases through selling price increases; however, there can be no assurance that the Company will be successful in implementing selling price increases or that competitive pricing pressure will not require us to adjust selling prices. Results of operations have been and could be adversely affected by delays in implementing, or the Company's inability to implement, selling price increases to offset raw material cost increases.

Related Party Transactions

       The Company has had a number of related party transactions in the past, primarily with affiliates of Trace. Such related party transactions and current balances are discussed in Note 16 to the consolidated financial statements included in this report on Form 10-K.

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

       These statements create a foundation that addresses accounting and reporting issues for a wide range of financial instruments defined as derivatives and related hedging activities. As of December 31, 2000, the Company did not have any derivatives, as defined in the statements. Accordingly, the adoption of the statements did not have any impact on the results of operations or financial position of the Company.

       During the third quarter of 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued. SFAS No. 141 addresses financial accounting and reporting for business combinations and limits the accounting for business combinations to the purchase method. The statement is effective for all business combinations, including the acquisition discussed in Note 4 to the consolidated financial statements, with an acquisition date of July 1, 2001, or later. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. A key change as a result of implementing SFAS No. 142 will be that goodwill and certain other intangibles will no longer be amortized and there may be more volatility in the reported results than under the previous standard because impairment losses are likely to occur irregularly and in varying amounts. Any impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS No. 142 will be reported as resulting from a change in accounting principle. Any goodwill and intangible assets acquired after June 30, 2001, including the acquisition discussed in Note 4 to the consolidated financial statements, will be subject immediately to the nonamortization and amortization provisions of SFAS No. 142. The Company continues to evaluate SFAS No. 142 and has not yet determined the impact, however the Company expects that the adoption of SFAS No. 142 will reduce annual amortization expense by approximately $5.9 million.

       Also during the third quarter of 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations ("SFAS No. 143") was issued. SFAS No. 143 requires the recognition of a liability for the estimated cost of disposal as part of the initial cost of a long-lived asset and will be effective in 2003. In late 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") was issued. SFAS No. 144 will provide a single approach for measuring the impairment of long-lived assets, including a segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. SFAS No. 144 will be effective in 2002. The Company has not yet determined the impact of SFAS No. 143 and SFAS No. 144.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company's debt securities with variable interest rates are subject to market risk for changes in interest rates. On December 31, 2001, indebtedness with variable interest rates totaled $410.5 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $4.1 million. As discussed in Item 7, the Company completed a refinancing on March 25, 2002. The impact of the refinancing will be to significantly reduce the amount of the Company's debt subject to variable interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       An index to the financial statements and financial statement schedules is included in Item 14(a).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

       The Company changed its accountants during 2001. Detailed information required by this item was included in the Current Reports on Form 8-K and 8-K/A filed with the Securities and Exchange Commission on June 29, July 6, July 17 and July 19, 2001.

PART III

       The information required by this Part III (Items 10, 11, 12 and 13) will be included in a Proxy Statement to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    Financial statements.

       Foamex International Inc. and Subsidiaries:
         Independent Auditors' Report                                                                     F-2
         Report of Independent Accountants                                                                F-3
         Consolidated Balance Sheets as of December 31, 2001 and 2000                                     F-4
         Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999       F-6
         Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999       F-7
         Consolidated Statements of Stockholders' Deficiency for the years ended December 31,
           2001, 2000 and 1999                                                                            F-8
         Notes to Consolidated Financial Statements                                                       F-9

       Foamex International Inc. and Subsidiaries Financial Statement Schedules:
         Schedule I - Condensed Financial Information of Registrant                                       S-2
         Schedule II - Valuation and Qualifying Accounts                                                  S-5

(b)    Reports on Form 8-K.

          A report dated December 26, 2001, was filed for Item 5. - Other Events, concerning a press release announcing the implementation of a comprehensive profit enhancement program and related charge against earnings in the fourth quarter of 2001.

(c)      Exhibits.

2.1(x)        -  Transfer Agreement, dated as of February 27, 1998, by and between Foam Funding LLC and Foamex L.P.
2.2(x)        -  Asset Purchase Agreement, dated as of February 27, 1998, by and among Foamex Carpet Cushion, Inc. ("Foamex Carpet"), Foamex
                 International Inc. ("Foamex International"), Foam Funding LLC
                 and General Felt Industries, Inc. ("General Felt").
3.1(a)        -  Certificate of Limited Partnership of Foamex L.P.
3.2.1(a)      -  Fourth Amended and Restated Agreement of Limited Partnership of
                 Foamex L.P., dated as of December 14, 1993, by and among FMXI,
                 Inc. ("FMXI") and Trace Foam Company, Inc. ("Trace Foam"), as
                 general partners, and Foamex International, as a limited
                 partner (the "Partnership Agreement").
3.2.2(b)      -  First Amendment to the Partnership Agreement, dated June 28,
                 1994.
3.2.3(c)      -  Second Amendment to the Partnership Agreement, dated June 12,
                 1997.
3.2.4(v)      -  Third Amendment to the Partnership Agreement, dated December
                 23, 1997.
3.2.5(x)      -  Fourth Amendment to the Partnership Agreement, dated February
                 27, 1998.
3.3(y)        -  Certificate of Incorporation of FMXI.
3.4(y)        -  By-laws of FMXI.
3.5(k)        -  Certificate of Incorporation of Foamex Capital Corporation
                 ("FCC").
3.6(k)        -  By-laws of FCC.
3.7.1(a)      -  Certificate of Incorporation of Foamex International.
3.7.1(dd)     -  Amendment to Certificate of Incorporation of Foamex
                 International.
3.7.2(cc)     -  Certificate of Incorporation of Foamex Carpet Cushion, Inc.
                 ("Foamex Carpet")
3.8(a)        -  By-laws of Foamex International.
3.8.1(cc)     -  By-laws of Foamex Carpet.
4.1.1(d)      -  Indenture, dated as of June 12, 1997, by and among Foamex L.P.,
                 FCC, the Subsidiary Guarantors and The Bank of New York, as trustee, relating to $150,000,000 principal amount of 9 7/8%
                 Senior Subordinated Notes due 2007 (the "9 7/8% Notes"), including the form of Senior Subordinated Note and Subsidiary
                 Guarantee.

4.1.2(v)      -  First Supplemental Indenture, dated as of December 23, 1997, between Foamex LLC ("FLLC") and The Bank of New York, as
                 trustee, relating to the 9 7/8% Notes.
4.1.3(x)      -  Second Supplemental Indenture, dated as of February 27, 1998, among Foamex L.P. and FCC, as joint and several obligors,
                 General Felt, Foamex Fibers, Inc. ("Foamex Fibers"), and FLLC,
                 as withdrawing guarantors, and The Bank of New York, as
                 trustee, relating to the 9 7/8% Notes.
4.2.1(v)      -  Indenture, dated as of December 23, 1997, by and among Foamex
                 L.P., FCC, the Subsidiary Guarantors, Crain Holdings Corp., as
                 Intermediate Obligator, and The Bank of New York, as trustee, relating to $98,000,000 principal amount of 13 1/2% Senior
                 Subordinated Notes due 2005 (the "13 1/2% Notes"), including the form of Senior Subordinated Note and Subsidiary Guarantee.
4.2.2(x)      -  First Supplemental Indenture, dated as of February 27, 1998, among Foamex L.P. and FCC, as joint and several obligors,
                 General Felt, Foamex Fibers and FLLC, as withdrawing
                 guarantors, Crain Industries, Inc., as withdrawing Intermediate
                 Obligor, and The Bank of New York, as trustee, relating to the
                 13 1/2% Notes.
4.4.2(x)      -  Second Amended and Restated Foamex International Guaranty,
                 dated as of February 27, 1998, made by Foamex International in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.3(x)      -  Amended and Restated Partnership Guaranty, dated as of February
                 27, 1998, made by FMXI in favor of Citicorp USA, Inc., as
                 Collateral Agent.
4.4.4(p)      -  Foamex Guaranty, dated as of June 12, 1997, made by Foamex L.P.
                 in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.5(p)      -  Subsidiary Guaranty, dated as of June 12, 1997, made by Foamex
                 Latin America, Inc. in favor of Citicorp USA, Inc., as
                 Collateral Agent.
4.4.6(p)      -  Subsidiary Guaranty, dated as of June 12, 1997, made by Foamex
                 Mexico, Inc. in favor of Citicorp USA, Inc., as Collateral
                 Agent.
4.4.7(p)      -  Subsidiary Guaranty, dated as of June 12, 1997, made by FCC in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.8(p)      -  Subsidiary Guaranty, dated as of June 12, 1997, made by Foamex
                 Mexico II, Inc. in favor of Citicorp USA, Inc., as Collateral
                 Agent.
4.4.9(p)      -  Subsidiary Guaranty, dated as of June 12, 1997, made by Foamex
                 Asia, Inc. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.10(p)     -  Subsidiary Pledge Agreement, dated as of June 12, 1997, made by
                 FCC in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.11(p)     -  Subsidiary Pledge Agreement, dated as of June 12, 1997, made by
                 Foamex Latin America, Inc. in favor of Citicorp USA, Inc., as
                 Collateral Agent.
4.4.12(p)     -  Subsidiary Pledge Agreement, dated as of June 12, 1997, made by
                 Foamex Asia, Inc. in favor of Citicorp USA, Inc., as Collateral
                 Agent.
4.4.13(p)     -  Subsidiary Pledge Agreement, dated as of June 12, 1997, made by
                 Foamex Mexico, Inc. in favor of Citicorp USA, Inc., as
                 Collateral Agent.
4.4.14(p)     -  Subsidiary Pledge Agreement, dated as of June 12, 1997, made by
                 Foamex Mexico II, Inc. in favor of Citicorp USA, Inc., as
                 Collateral Agent.
4.4.15        -  Amended and Restated Foamex Security Agreement, dated as of
                 July 18, 2001, made by Foamex L.P. in favor of Citicorp USA,
                 Inc., as Collateral Agent.
4.4.16        -  Amended and Restated Subsidiary Security Agreement, dated as of
                 July 18, 2001, made by Foamex Latin America, Inc. in favor of
                 Citicorp USA, Inc., as Collateral Agent.
4.4.17        -  Amended and Restated Subsidiary Security Agreement, dated as of
                 July 18, 2001, made by Foamex Mexico, Inc. in favor of Citicorp
                 USA, Inc., as Collateral Agent.
4.4.18        -  Amended and Restated Subsidiary Security Agreement, dated as of
                 July 18, 2001, made by Foamex Mexico II, Inc. in favor of
                 Citicorp USA, Inc., as Collateral Agent.
4.4.19        -  Amended and Restated Subsidiary Security Agreement, dated as of
                 July 18, 2001, made by Foamex Asia, Inc. in favor of Citicorp
                 USA, Inc., as Collateral Agent.
4.4.20        -  Amended and Restated Subsidiary Security Agreement, dated as of
                 July 18, 2001, made by FCC in favor of Citicorp USA, Inc., as
                 Collateral Agent.
4.4.21(r)     -  Foamex Pledge Agreement, dated as of June 12, 1997, made by
                 Foamex L.P. in favor of Citicorp USA, Inc., as Collateral
                 Agent.

4.4.22(w)     -  First Amendment to Foamex Pledge Agreement, dated as of
                 December 23, 1997, by Foamex L.P. in favor of Citicorp USA,
                 Inc., as Collateral Agent.
4.4.23(w)     -  First Amendment to Foamex Security Agreement, dated as of
                 December 23, 1997, by Foamex L.P. in favor of Citicorp USA,
                 Inc., as Collateral Agent.
4.4.24(w)     -  First Amendment to Foamex Patent Agreement, dated as of
                 December 23, 1997, by Foamex L.P. in favor of Citicorp USA,
                 Inc., as Collateral Agent.
4.4.25(w)     -  First Amendment to Trademark Security Agreement, dated as of
                 December 23, 1997, by Foamex L.P. in favor of Citicorp USA,
                 Inc., as Collateral Agent.
4.4.26(w)     -  Acknowledgment of Guaranty by each of the guarantors to a
                 Guaranty dated June 12, 1997 in favor of Citicorp USA, Inc.
4.4.27(w)     -  First Amendment to Pledge Agreement, dated as of December 23,
                 1997, by pledgors in favor of Citicorp USA, Inc.
4.4.28(w)     -  Crain Industries, Inc. ("Crain") Guaranty, dated as of December
                 23, 1997, made by Crain in favor of Citicorp USA, Inc.
4.4.29(x)     -  Partnership Pledge Agreement, dated as of February 27, 1998, made by Foamex International and FMXI in favor of Citicorp USA,
                 Inc., as Collateral Agent.
4.4.30(bb)    -  Amendment No. 1 to Second Amended and Restated Foamex
                 International Guaranty, dated March 11, 1999.
4.4.31(bb)    -  Amendment No. 1 to Foamex International Guaranty, dated March
                 12, 1999.
4.4.32(dd)    -  Foamex Patent Agreement, dated as of June 12, 1997, by Foamex
                 L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.33(dd)    -  Trademark Security Agreement, dated as of June 12, 1997, by
                 Foamex L.P. in favor of Citicorp USA, Inc., as Collateral
                 Agent.
4.4.34(ee)    -  Amended and Restated Foamex Pledge Agreement, dated as of June
                 30, 1999 made by Foamex L.P. in favor of Citicorp U.S.A. Inc.
                 as Collateral Agent.
4.4.35(ee)    -  Amended and Restated Partnership Pledge Agreement, dated as of
                 June 30, 1999 by FMXI, Inc. and Foamex International Inc. in
                 favor of Citicorp USA Inc. as FII Intercreditor Collateral
                 Agent.
4.5           -  Commitment Letter and Attachment, dated August 8, 2001, from the Bank of Nova Scotia to Foamex Canada Inc.
4.9.1(p)      -  Promissory Note, dated June 12, 1997, in the aggregate
                 principal amount of $5,000,000, executed by Trace Holdings to
                 Foamex L.P.
4.9.2(p)      -  Promissory Note, dated June 12, 1997, in the aggregate
                 principal amount of $4,794,828, executed by Trace Holdings to
                 Foamex L.P.
4.10.1(x)     -  Credit Agreement, dated as of February 27, 1998, by and among
                 Foamex Carpet, the institutions from time to time party thereto as lenders, the institutions from time to time party thereto as issuing banks and Citicorp USA, Inc. and The Bank of Nova
                 Scotia, as administrative agents.
4.10.2(x)     -  Foamex International Guaranty, dated as of February 27, 1998, made by Foamex International in favor of Citicorp USA, Inc., as
                 Collateral Agent.
4.10.3(x)     -  Foamex International Pledge Agreement, dated as of February 27,
                 1998, made by Foamex International in favor of Citicorp USA,
                 Inc., as Collateral Agent.
4.10.4(x)     -  New GFI Security Agreement, dated as of February 27, 1998, made by Foamex Carpet in favor of Citicorp USA, Inc., as Collateral
                 Agent.
4.10.5(x)     -  New GFI Intercreditor Agreement, dated as of February 27, 1998, by and among Foamex Carpet, The Bank of Nova Scotia, as
                 Administrative Agent, and Citicorp USA, Inc., as Administrative
                 Agent and Collateral Agent.
4.10.6(x)     -  FII Intercreditor Agreement, dated as of February 27, 1998, by and between Foamex International and Citicorp USA, Inc., as
                 Collateral Agent.
4.10.9(dd)    -  Amendment No. 1 to Foamex Carpet Credit Agreement, dated
                 October 30, 1998.
4.10.10(bb)   -  Amendment No. 2 to Foamex Carpet Credit Agreement, dated March
                 12, 1999.
4.10.11(ee)   -  Foamex L.P. Credit Agreement, dated June 12, 1997, as amended and restated as of February 27, 1998 as further amended and restated as of June 29, 1999 among Foamex L.P., FMXI, the institutions from time to time party thereto as lenders, the institutions from time to time party thereto as issuing banks and Citicorp USA, Inc. and the Bank of Nova Scotia as
                 Administrative Agents.

4.10.12(ee)   -  Amendment No. 3 to Foamex Carpet Credit Agreement, dated June
                 30, 1999.
4.10.13(ee)   -  Foamex International Pledge Agreement, dated June 30, 1999, made by Foamex International in favor of Citicorp U.S.A. Inc.
                 as FII Intercreditor Collateral Agent.
4.10.14(ff)   -  Amendment No. 1 to the Foamex L.P. Credit Agreement, dated
                 December 23, 1999, as amended and restated as of February 27,
                 1998 as further amended and restated as of June 29, 1999 among
                 Foamex L.P., FMXI, the institutions from time to time party thereto as lenders, the institutions from time to time party thereto as issuing banks and Citicorp USA, Inc. and the Bank of
                 Nova Scotia as Administrative Agents.
4.10.15(gg)   -  Amendment No. 2 to the Foamex L.P. Credit Agreement, dated
                 February 16, 2000, as amended and restated as of February 27,
                 1998 as further amended and restated as of June 29, 1999 among
                 Foamex L.P., FMXI, the institutions from time to time party thereto as lenders, the institutions from time to time party thereto as issuing banks and Citicorp USA, Inc. and the Bank of
                 Nova Scotia as Administrative Agents.
4.10.16      -  Amendment No. 3 to Foamex Credit Agreement, dated as of July
                 18, 2001.
4.10.17       -  Amendment No. 4 to Foamex Credit Agreement dated as of December
                 21, 2001.
4.10.18(gg)   -  Amendment No. 4 to Foamex Carpet Cushion Agreement, dated
                 February 18, 2000.
4.10.19(ll)   -  Amendment No. 5 to Foamex Carpet Cushion Agreement, dated March
                 30, 2001.
4.10.20       -  Amendment No. 6 to Foamex Carpet Cushion Agreement, dated as of
                 December 21, 2001
4.11.1(x)     -  Promissory Note of Foamex L.P. in favor of Foam Funding LLC in the principal amount of $34 million, dated February 27, 1998.
4.12.1(x)     -  Promissory Note of Foamex Carpet in favor of Foam Funding LLC in the principal amount of $70.2 million, dated February 27,
                 1998.
4.12.2(bb)    -  Amendment to Promissory Note of Foamex Carpet in favor of Foam
                 Funding LLC dated March 15, 1999.
4.12.3(ee)    -  Amendment to Promissory Note of Foamex L.P. in favor of Foam
                 Funding LLC dated as of June 30, 1999.
4.12.4(ee)    -  Amendment to Promissory Note of Foamex Carpet in favor of Foam
                 Funding LLC dated as of June 30, 1999.
4.12.5(gg)    -  Amendment to Promissory Note of Foamex Carpet in favor of Foam
                 Funding LLC dated as of February 18, 2000.
4.12.6(ll)    -  Amendment to Promissory Note of Foamex Carpet in favor of Foam
                 Funding LLC dated as of March 30, 2001.
4.12.7        -  Amendment to Promissory Note of Foamex Carpet in favor of Foam
                 Funding LLC, dated as of December 21, 2001.
4.13(dd)      -  Waiver, dated as of April 15, 1999 to the Credit Agreement, dated as of February 27, 1998, among Foamex Carpet, the
                 institutions party thereto as Lenders, the institutions party thereto as Issuing Banks, and Citicorp USA, Inc. and The Bank
                 of Nova Scotia as Administrative Agents.
4.13.1(ff)    -  Waiver, dated as of April 15, 1999 to the Promissory Note, dated as of February 27, 1998, payable by Foamex Carpet to Foam
                 Funding LLC.
4.13.2(ff)    -  Waiver, dated as of May 6, 1999 to the Promissory Note, dated as of February 27, 1998, payable by Foamex Carpet to Foam
                 Funding LLC.
4.14(hh)      -  Letter Agreement, dated as of July 31, 2000, between the
                 Company and The Bank of Nova Scotia.
4.14.1(jj)    -  Certificate of Designations of Series B Preferred Stock of the
                 Company.
10.2(h)       -  Reimbursement Agreement, dated as of March 23, 1993, between
                 Trace Holdings and General Felt.
10.3(h)       -  Shareholder Agreement, dated December 31, 1992, among Recticel,
                 s.a. ("Recticel"), Recticel Holding Noord B.V., Foamex L.P.,
                 Beamech Group Limited, LME-Beamech, Inc., James Brian
                 Blackwell, and Prefoam AG relating to a foam technology-sharing arrangement.
10.4.1(k)     -  Asset Transfer Agreement, dated as of October 2, 1990, between
                 Trace Holdings and Foamex L.P. (the "Trace Holdings Asset
                 Transfer Agreement").
10.4.2(k)     -  First Amendment, dated as of December 19, 1991, to the Trace
                 Holdings Asset Transfer Agreement.
10.4.3(k)     -  Amended and Restated Guaranty, dated as of December 19, 1991, made by Trace Foam in favor of Foamex L.P.

10.5.1(k)     -  Asset Transfer Agreement, dated as of October 2, 1990, between
                 Recticel Foam Corporation ("RFC") and Foamex L.P. (the "RFC
                 Asset Transfer Agreement").
10.5.2(k)     -  First Amendment, dated as of December 19, 1991, to the RFC
                 Asset Transfer Agreement.
10.5.3(k)     -  Schedule 5.03 to the RFC Asset Transfer Agreement (the "5.03
                 Protocol").
10.5.4(h)     -  The 5.03 Protocol Assumption Agreement, dated as of October 13,
                 1992, between RFC and Foamex L.P.
10.5.5(h)     -  Letter Agreement between Trace Holdings and Recticel regarding the Recticel Guaranty, dated as of July 22, 1992.
10.6(l)       -  Supply Agreement, dated June 28, 1994, between Foamex L.P. and
                 Foamex International.
10.7.1(l)     -  First Amended and Restated Tax Sharing Agreement, dated as of
                 December 14, 1993, among Foamex L.P., Trace Foam, FMXI and
                 Foamex International.
10.7.2(d)     -  First Amendment to First Amended and Restated Tax Sharing
                 Agreement, dated as of June 12, 1997, by and among Foamex L.P.,
                 Foamex International, FMXI and Trace Foam.
10.7.3(w)     -  Second Amendment to First Amended and Restated Tax Sharing
                 Agreement, dated as of December 23, 1997, by and among Foamex
                 L.P., Foamex International, FMXI, and Trace Foam.
10.7.4(y)     -  Third Amendment to First Amended and Restated Tax Sharing
                 Agreement, dated as of February 27, 1998, by and between Foamex
                 L.P., Foamex International and FMXI.
10.8.1(m)     -  Tax Distribution Advance Agreement, dated as of December 11,
                 1996, by and between Foamex L.P. and Foamex-JPS Automotive L.P.
10.8.2(d)     -  Amendment No. 1 to Tax Distribution Advance Agreement, dated as of June 12, 1997, by and between Foamex L.P. and Foamex
                 International.
10.10.1(k)    -  Salaried Incentive Plan of Foamex L.P. and Subsidiaries.
10.10.3(k)    -  Equity Growth Participation Program.
10.10.4(o)    -  The Foamex L.P. Salaried Pension Plan (formerly, "The General
                 Felt Industries, Inc. Retirement Plan for Salaried Employees"),
                 effective as of January 1, 1995.
10.10.5(u)    -  The Foamex L.P. Hourly Pension Plan (formerly "The Foamex
                 Products Inc. Hourly Employee Retirement Plan"), as amended
                 December 31, 1995.
10.10.6(u)    -  Foamex L.P. 401(k) Savings Plan effective October 1, 1997.
10.10.7(ii)   -  Foamex International's Amended and Restated 1993 Stock Option
                 Plan.
10.10.8(a)    -  Foamex International's Non-Employee Director Compensation Plan.
10.10.9(mm)   -  Foamex International Inc. Equity Incentive Plan for
                 Non-Employee Directors.
10.10.10(mm)  -  Foamex International Key Employee Incentive Bonus Plan.
10.10.11(nn)  -  Agreement with Consultant, dated April 24, 2001 by and between
                 Robert J. Hay and Foamex L.P.
10.10.12      -  Foamex Supplemental Executive Retirement Plan, effective as of
                 May 15, 2001.
10.10.13      -  Split dollar Life Insurance Agreement Between Foamex
                 International Inc. and Marshall S. Cogan, dated as of May 1,
                 2001
10.11.1(kk)   -  Employment Agreement, dated as of January 1, 1999, by and between the Company and Marshall S. Cogan.
10.11.2(dd)   -  Employment Agreement, dated as of March 16, 1999, by and between Foamex International and John G. Johnson, Jr.
10.11.3(kk)   -  Employment Agreement, amended effective as of January 29, 2001, by and between Foamex International and John Televantos.
10.11.4(ll)   -  Termination and Release Agreement dated as of January 30, 2001, by and between the Company and Jack G. Johnson.
10.11.5       -  Termination and Release Agreement dated as of December 6, 2001, by and between the Company and John Televantos.
10.11.6       -  Employment Offer Letter, dated August 4, 2001, by and between
                 Foamex International and Thomas E. Chorman
10.11.7       -  Employment Offer Letter, dated December 5, 2001, by and between
                 Foamex International and Peter W. Johnson
10.11.8       -  First Amendment to Employment Agreement, dated as of December
                 31, 2001, by and between the Company and Marshall S. Cogan.

10.14(o)      -  Stock Purchase Agreement, dated as of December 23, 1993, by and between Transformacion de Espumas u Fieltros, S.A., the
                 stockholders which are parties thereto, and Foamex L.P.
10.15.1(r)    -  Asset Purchase Agreement, dated as of August 29, 1997, by and among General Felt, Foamex L.P., Bretlin, Inc. and The Dixie
                 Group.
10.15.2(s)    -  Addendum to Asset Purchase Agreement, dated as of October 1,
                 1997, by and among General Felt, Foamex L.P., Bretlin, Inc. and
                 The Dixie Group.
10.16.1(x)   -  Supply Agreement, dated as of February 27, 1998, by and between
                 Foamex L.P. and General Felt (as assigned to Foamex Carpet).
10.16.2(x)    -  Administrative Services Agreement, dated as of February 27,
                 1998, by and between Foamex L.P. and General Felt (as assigned to Foamex Carpet).
10.17(y)      -  Tax Sharing Agreement, dated as of February 27, 1998, between
                 Foamex International and Foamex Carpet.
10.18.1       -  Joint Venture Agreement between Hua Kee Company Limited and
                 Foamex Asia, Inc. amended and restated as of December 6, 2001.
10.18.2(w)    -  Loan Agreement between Hua Kee Company Limited and Foamex Asia,
                 Inc., dated as of July 8, 1997.
21            -  Subsidiaries of registrant.
23            -  Consent of Independent Accountants, PricewaterhouseCoopers LLP.
23.1          -  Consent of Independent Auditors, Deloitte & Touche LLP.

____________________________

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

(gg) Incorporated herein by reference to the Exhibit to the Form 10-Q of the Company for the quarterly period ended March 31, 2000.

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

(kk) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of the Company for year ended December 31, 2000.

(ll) Incorporated herein by reference to the Exhibit to the Form 10-Q of the Company for the quarterly period ended March 31, 2001.

(mm) Incorporated herein by reference to the Appendix to the Company's definitive amended and restated proxy statement, dated July 12, 2001.

(nn) Incorporated herein by reference to the Exhibit to the Form 10-Q of the Company for the quarterly period ended June 30, 2001.

       Certain instruments defining the rights of security holders have been excluded herefrom in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 29th day of March 2002.

                                 FOAMEX INTERNATIONAL INC.


                                 By:     /s/  Peter W. Johnson
                                         ---------------------------------------
                                 Name:     Peter W. Johnson
                                 Title:    President and Chief Operating Officer
                                           (Principal Executive Officer)



                                 By:      /s/ Thomas E. Chorman
                                         ---------------------------------------
                                 Name:     Thomas E. Chorman
                                 Title:    Executive Vice President, Chief
                                           Financial Officer and Chief
                                           Administrative Officer


                                 By:     /s/  Michael D. Carlini
                                         ---------------------------------------
                                 Name:     Michael D. Carlini
                                 Title:    Senior Vice President - Finance
                                           and Chief Accounting Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf by the registrant and in the capacities and on the dates indicated:

Signature                        Title                           Date


/s/ Marshall S. Cogan            Chairman of the Board           March 29, 2002
----------------------------
     Marshall S. Cogan


/s/ John V. Tunney               Vice Chairman and Director      March 29, 2002
----------------------------
    John V. Tunney


/s/ Robert J. Hay                Chairman Emeritus               March 29, 2002
----------------------------
     Robert J. Hay                and Director


/s/ John C. Culver               Director                        March 29, 2002
----------------------------
     John C. Culver


/s/ Julie Nixon Eisenhower       Director                        March 29, 2002
----------------------------
     Julie Nixon Eisenhower


/s/ Stuart J. Hershon            Director                        March 29, 2002
----------------------------
    Stuart J. Hershon


/s/ Virginia A. Kamsky           Director                        March 29, 2002
----------------------------
    Virginia A. Kamsky


/s/ Raymond E. Mabus             Director                        March 29, 2002
----------------------------
    Raymond E. Mabus


/s/ Steven B. Sharpe             Director                        March 29, 2002
----------------------------
    Steven B. Sharpe

                            FOAMEX INTERNATIONAL INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Foamex International Inc.

    Index to Consolidated Financial Statements                                                           F-1

    Independent Auditors' Report                                                                         F-2

    Report of Independent Accountants                                                                    F-3

    Consolidated Balance Sheets as of December 31, 2001 and 2000                                         F-4

    Consolidated Statements of Operations for the years ended December 31, 2001,
         2000 and 1999                                                                                   F-6

    Consolidated Statements of Cash Flows for the years ended December 31, 2001,
         2000 and 1999                                                                                   F-7

    Consolidated Statements of Stockholders' Deficiency for the years ended December 31, 2001,
         2000 and 1999                                                                                   F-8

    Notes to Consolidated Financial Statements                                                           F-9

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Foamex International Inc.
Linwood, Pennsylvania

We have audited the accompanying consolidated balance sheet of Foamex International Inc. and subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of operations, cash flows and stockholders' deficiency for the year then ended. Our audit also included the consolidated financial statement schedules as of and for the year ended December 31, 2001 listed in the Index at Item 14a. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2001 consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE  LLP

March 25, 2002
Parsippany, New Jersey

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Foamex International Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) present fairly, in all material respects, the financial position of Foamex International Inc and its subsidiaries at December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14 (a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8, during the year ending December 31, 2001, the Company's financial debt covenants, with which the Company must comply on a quarterly basis, become more restrictive. Management's plans in regard to this matter are also described in Note 8.


/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 30, 2001

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                            December 31,           December 31,
                                                                                2001                   2000
                                                                             ----------             ----------
ASSETS                                                                                 (thousands)
CURRENT ASSETS
    Cash and cash equivalents                                                $   15,064             $    4,890
    Accounts receivable, net of allowance for doubtful
      accounts and discounts of $10,940 in 2001 and $9,926 in 2000              173,461                170,590
    Inventories                                                                  89,430                100,334
    Deferred income taxes                                                           375                      -
    Other current assets                                                         32,935                 18,889
                                                                             ----------             ----------

            Total current assets                                                311,265                294,703
                                                                             ----------             ----------

PROPERTY, PLANT AND EQUIPMENT
    Land and land improvements                                                    7,512                  6,805
    Buildings and leasehold improvements                                        116,232                100,169
    Machinery, equipment and furnishings                                        275,261                268,353
    Construction in progress                                                      8,199                 21,964
                                                                             ----------             ----------

            Total                                                               407,204                397,291

    Less accumulated depreciation and amortization                             (206,407)              (184,760)
                                                                             ----------             ----------

       Property, plant and equipment, net                                       200,797                212,531

COST IN EXCESS OF NET ASSETS ACQUIRED, net of
accumulated amortization of $34,855 in 2001 and
$29,076 in 2000                                                                 208,184                209,125

DEBT ISSUANCE COSTS, net of
accumulated amortization of $14,643 in 2001 and
$10,675 in 2000                                                                  13,690                 15,082

DEFERRED INCOME TAXES                                                                 -                    328

OTHER ASSETS                                                                     33,026                 19,812
                                                                             ----------             ----------

TOTAL ASSETS                                                                   $766,962               $751,581
                                                                             ==========             ==========


         The accompanying notes are an integral part of the consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              December 31,           December 31,
                                                                                  2001                  2000
                                                                                ---------            ---------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                       (thousands, except share data)
CURRENT LIABILITIES
    Current portion of long-term debt                                           $   4,023            $   8,356
    Current portion of long-term debt - related party                              14,040               15,795
    Accounts payable                                                              128,852               82,939
    Accrued employee compensation and benefits                                     25,858               21,853
    Accrued interest                                                                8,946                9,198
    Accrued restructuring                                                          12,392                4,766
    Accrued customer rebates                                                       21,869               23,839
    Cash overdrafts                                                                 4,073                6,885
    Other accrued liabilities                                                      24,551               16,311
    Deferred income taxes                                                           1,612                1,511
                                                                                ---------            ---------

      Total current liabilities                                                   246,216              191,453

LONG-TERM DEBT                                                                    630,682              656,168

LONG-TERM DEBT - RELATED PARTY                                                     17,550               31,590

ACCRUED EMPLOYEE BENEFITS                                                          25,944               18,824

DEFERRED INCOME TAXES                                                               4,171                2,708

ACCRUED RESTRUCTURING                                                              12,604                4,681

OTHER LIABILITIES                                                                  10,541               10,826
                                                                                ---------            ---------

    Total liabilities                                                             947,708              916,250
                                                                                ---------            ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
    Preferred Stock, par value $1.00 per share:
      Authorized 5,000,000 shares
      Issued 15,000 shares - Series B in 2001 and 2000                                 15                   15
    Common Stock, par value $.01 per share:
      Authorized 50,000,000 shares
      Issued 27,260,441 shares in 2001 and 27,048,994 shares in 2000
      Outstanding 23,771,441 shares in 2001 and 23,559,994 shares in 2000             273                  270
    Additional paid-in capital                                                     97,668               96,275
    Accumulated deficit                                                          (206,544)            (200,932)
    Accumulated other comprehensive loss                                          (35,157)             (23,296)
    Other:
      Common Stock held in treasury, at cost:
        3,489,000 shares in 2001 and 2000                                         (27,780)             (27,780)
      Shareholder note receivable                                                  (9,221)              (9,221)
                                                                                ---------            ---------

      Total stockholders' deficiency                                             (180,746)            (164,669)
                                                                                ---------            ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                   $766,962             $751,581
                                                                                =========            =========

         The accompanying notes are an integral part of the consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        For the Years Ended December 31,
                                                                     2001              2000           1999
                                                                  ----------        ----------     ----------
                                                                      (thousands, except per share amounts)
NET SALES                                                         $1,252,904        $1,257,778     $1,294,639

COST OF GOODS SOLD                                                 1,072,823         1,085,753      1,114,331
                                                                  ----------        ----------     ----------

GROSS PROFIT                                                         180,081           172,025        180,308

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                                          80,540            69,286         76,759

RESTRUCTURING, IMPAIRMENT  AND OTHER CHARGES                          36,068             6,268         10,491
                                                                  ----------        ----------     ----------

INCOME FROM OPERATIONS                                                63,473            96,471         93,058

INTEREST AND DEBT ISSUANCE EXPENSE                                    63,237            75,229         72,908

INCOME FROM EQUITY INTEREST IN JOINT VENTURE                           1,645             1,652            512

OTHER INCOME (EXPENSE), NET                                           (2,196)           (3,042)         1,516
                                                                  ----------        ----------     ----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                         (315)           19,852         22,178

PROVISION FOR INCOME TAXES                                             5,297             2,839          2,462
                                                                  ----------        ----------     ----------

NET INCOME (LOSS)                                                 $   (5,612)       $   17,013     $   19,716
                                                                  ==========        ==========     ==========


BASIC EARNINGS (LOSS) PER SHARE                                    $   (0.24)     $      0.69      $     0.79
                                                                  ==========        ==========     ==========

DILUTED EARNINGS (LOSS) PER SHARE                                  $   (0.24)     $      0.67      $     0.78
                                                                  ==========        ==========     ==========


         The accompanying notes are an integral part of the consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     For the Years Ended December 31,
                                                                  2001              2000            1999
                                                                --------          --------        --------
OPERATING ACTIVITIES                                                              (thousands)
   Net income (loss)                                            $ (5,612)         $ 17,013        $ 19,716
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization                                33,988            36,588          35,750
     Amortization of debt issuance costs, debt premium
        and debt discount                                          1,288             1,335           1,315
     Asset impairment and other charges                           13,811             2,621             314
     Loss (gain) on disposition of assets                            963             1,654          (3,061)
     Provision for uncollectible accounts                          5,479             2,838           2,758
     Retirement benefit funding (greater) less than expense       (1,752)           (7,198)          1,865
     Deferred income taxes                                         1,635               513             807
     Other, net                                                      361               303            (346)
   Changes in operating assets and liabilities:
     Accounts receivable                                          (9,578)           (6,857)         15,829
     Inventories                                                  15,177            (2,452)         38,776
     Accounts payable                                             45,913               262         (62,692)
     Accrued restructuring                                        15,549            (3,352)            849
     Other assets and liabilities                                (10,808)            7,720           6,839
                                                                --------          --------        --------

        Net cash provided by operating activities                106,414            50,988          58,719
                                                                --------          --------        --------

INVESTING ACTIVITIES
   Capital expenditures                                          (22,482)          (23,593)        (20,080)
   Proceeds from sale of assets                                      600             3,570          17,823
   Acquisitions                                                  (17,559)                -               -
   Other investing activities                                     (1,130)           (1,850)            599
                                                                --------          --------        --------

        Net cash used in investing activities                    (40,571)          (21,873)         (1,658)
                                                                --------          --------        --------

FINANCING ACTIVITIES
   Repayments of short-term borrowings                                 -            (1,627)         (1,330)
   Net proceeds from (repayments of) revolving loans             (20,905)           32,220         (25,753)
   Repayments of long-term debt                                   (8,538)          (20,550)        (17,281)
   Repayments of long-term debt-related party                    (15,795)          (41,898)         (9,652)
   Increase (decrease) in cash overdrafts                         (2,812)            1,029          (1,444)
   Debt issuance costs                                            (2,578)                -          (7,866)
   Other financing activities                                     (5,041)               24             270
                                                                --------          --------        --------

        Net cash used in financing activities                    (55,669)          (30,802)        (63,056)

Net increase (decrease) in cash and cash equivalents              10,174            (1,687)         (5,995)

Cash and cash equivalents at beginning of period                   4,890             6,577          12,572
                                                                --------          --------        --------

Cash and cash equivalents at end of period                      $ 15,064          $  4,890       $   6,577
                                                                ========          ========       =========


         The accompanying notes are an integral part of the consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY


                                                                                 Accumulated
                                                        Additional                  Other
                                     Preferred  Common   Paid-in   Accumulated  Comprehensive
                                        Stock    Stock   Capital     Deficit         Loss        Other      Total
                                        ----     ----    -------    ---------     --------     --------  ---------
                                                                        (thousands)
Balances at January 1, 1999             $  -     $270    $86,990    $(237,661)    $(24,721)    $(28,997) $(204,119)

Net income                                                             19,716                               19,716
Minimum pension liability adjustment                                                12,009                  12,009
Foreign currency translation adjustment                                              4,954                   4,954
                                                                                                         ---------
  Comprehensive income                                                                                      36,679
Stock option compensation                                    215                                               215
Stock options exercised                                      270                                               270
Other                                                                                               574        574
                                        ----     ----    -------    ---------     --------     --------  ---------
Balances at December 31, 1999              -      270     87,475     (217,945)      (7,758)     (28,423)  (166,381)

Net income                                                             17,013                               17,013
Minimum pension liability adjustment                                               (14,628)                (14,628)
Foreign currency translation adjustment                                               (910)                   (910)
                                                                                                         ---------
  Comprehensive income                                                                                       1,475
Exchange of common stock for
  preferred stock - Series B              15               8,563                                 (8,578)         -
Stock option compensation                                    213                                               213
Stock options exercised                                       24                                                24
                                        ----     ----    -------    ---------     --------     --------  ---------

Balances at December 31, 2000             15      270     96,275     (200,932)     (23,296)     (37,001)  (164,669)

Net loss                                                               (5,612)                              (5,612)
Minimum pension liability adjustment                                               (10,782)                (10,782)
Foreign currency translation adjustment                                             (1,079)                 (1,079)
                                                                                                         ---------
  Comprehensive income (loss)                                                                              (17,473)
Stock compensation - directors                               352                                               352
Stock options exercised                             3        914                                               917
Deferred taxes on stock option exercises                     127                                               127
                                        ----     ----    -------    ---------     --------     --------  ---------

Balances at December 31, 2001            $15     $273    $97,668    $(206,544)    $(35,157)    $(37,001) $(180,746)
                                         ===     ====    =======    =========     ========     ========  =========



         The accompanying notes are an integral part of the consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND BASIS OF PRESENTATION

       Organization

       Foamex International Inc. (the "Company") operates in the flexible polyurethane and advanced polymer foam products industry. As of December 31, 2001, the Company's operations are primarily conducted through its wholly-owned subsidiaries, Foamex L.P. and Foamex Carpet Cushion, Inc. ("Foamex Carpet"). Foamex Carpet was converted to a limited liability company and was contributed to Foamex L.P. on March 25, 2002. Foamex L.P. conducts foreign operation through Foamex Canada Inc., Foamex Latin America, Inc. and Foamex Asia, Inc. Financial information concerning the business segments of the Company is included in Note 14.

       Shareholder and Change in Control Developments

       Trace International Holdings, Inc. ("Trace") is a privately held company, which owned approximately 29% of the Company's outstanding voting common stock at September 30, 2000, and whose former Chairman also serves as the Company's Chairman. The Company's common stock owned by Trace was pledged as collateral against certain of Trace's obligations. Certain credit agreements and promissory notes of the Company's subsidiaries, pursuant to which approximately $401.1 million of debt was outstanding as of September 30, 2000, provided that a "change of control" would be an event of default and could result in the acceleration of such indebtedness. "Change of control" means, for this purpose, that (i) a person or related group, other than Trace, beneficially owns more than 25% of the Company's outstanding voting stock and (ii) such voting stock constitutes a greater percentage of such voting stock than the amount beneficially owned by Trace. Additionally, certain indentures of Foamex L.P. and Foamex Capital Corporation ("FCC"), a wholly-owned subsidiary of Foamex L.P., relating to senior subordinated notes of $248.0 million contain similar "change of control" provisions, which require Foamex L.P. and FCC to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if there is such a "change of control".

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

       Under the Exchange Agreement, The Bank of Nova Scotia initially received 1,500,000 shares of the Company's common stock from the Trace bankruptcy estate and exchanged these common stock shares for 15,000 shares of a new class of the Company's non-voting non-redeemable convertible preferred stock (the "Series B Preferred Stock"). Each share of the Series B Preferred Stock can be converted into 100 shares of the Company's common stock but only if such conversion would not trigger a "change of control" event, as discussed above. The Series B Preferred Stock (a) is entitled to dividends only if a dividend is declared on the Company's common stock, (b) ranks senior to any future preferred stock issued by the Company and (c) is entitled to a liquidation preference of $100 per share. Following this exchange, The Bank of Nova Scotia became the owner of 24.41% of the outstanding shares of the Company's common stock when the remaining 5,697,426 shares of the Company's common stock were transferred to The Bank of Nova Scotia from the Trace bankruptcy estate. Certain equity transactions, primarily the exercise of stock options, have reduced the Bank of Nova Scotia's common stock ownership percentage to 23.6% at February 15, 2002.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

       The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries where control exists. The equity method of accounting is used for investments in which the Company has significant influence, generally this represents ownership of at least 20% and not more than 50%. The Company has a joint venture in Asia in which that it increased its ownership to 70% in late 2001. The Company does not have control due to the minority shareholders' substantive participation rights and therefore uses the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

       Highly liquid investments with an original maturity of three months or less when purchased are recognized as cash equivalents.

Accounts Receivable and Allowance for Uncollectible Accounts

       An estimate of uncollectible accounts is maintained and is based on historical collection experience and specific customer collection issues. A significant change in the financial condition of one or more of the Company's larger customers could have a material adverse impact on future results.

Fair Value of Financial Instruments

       Carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term nature of these instruments.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

       The carrying amount and fair value of long-term debt at December 31, 2001 were $666.3 million and $603.4 million, respectively, and at December 31, 2000 were $711.9 million and $595.1 million, respectively. The fair value of long-term debt is estimated using quoted market prices, where available, or discounted cash flows. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Inventories

       Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Property, Plant and Equipment

       Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The range of useful lives estimated for buildings is generally 20 to 35 years, and the range for machinery, equipment and furnishings is 5 to 12 years. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated useful lives of the leasehold improvements. Depreciation expense for 2001, 2000 and 1999 was $26.4 million, $28.7 million and $27.9 million, respectively.

       Maintenance and repairs are charged to expense as incurred. Renewals and major improvements are capitalized if they extend the life of the asset. When assets are retired or otherwise disposed of, the asset and related accumulated depreciation are removed from the accounts and any gain or loss is recognized in the results of operations.

Cost in Excess of Net Assets Acquired

       The excess of the acquisition cost over the fair value of net assets acquired in business combinations accounted for as purchases is amortized using the straight-line method over 40 years. See the section below entitled "Future Accounting Changes - Goodwill and Other Intangible Assets."

Impairment of Long-Lived Assets

       The Company reviews the carrying value of its long-lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

Debt Issuance Costs

       Debt issuance costs consist of amounts incurred in obtaining long-term financing and are disclosed in the financing activities section of the consolidated statements of cash flows. These costs are being amortized over the term of the related debt using the effective interest method.

Environmental Remediation

       Environmental expenditures that relate to current operations are expensed. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income (Loss)

       Other comprehensive income or loss items are revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income and reflected as a component of stockholders' deficiency, including foreign currency translation and minimum pension liability adjustments.

Foreign Currency Translation

       The financial statements of foreign subsidiaries have been translated into U.S. dollars by using period-end exchange rates for the assets and liabilities and the average exchange rates for the statements of operations. Currency translation adjustments are included in accumulated other comprehensive loss. Transaction gains (losses) are reflected in operations.

Research and Development

       Research and development costs are expensed as incurred. Amounts charged against income were $3.1 million, $2.5 million and $3.3 million in 2001, 2000 and 1999, respectively.

Start-Up Costs

       Costs incurred in the start-up of a facility, including training and production testing, are expensed as incurred.

Income Taxes

       Income taxes are accounted for under the asset and liability method. Under this method, deferred income taxes are provided for temporary differences between the financial reporting basis and income tax basis of assets and liabilities and for net operating loss carryforwards using the income tax rates, under existing legislation, expected to be in effect at the date such temporary differences are expected to reverse. Deferred income tax assets are reduced by a valuation allowance when it is considered more likely than not that a portion of the deferred income tax assets will not be realized in a future period. The estimates utilized in the recognition of deferred income tax assets are subject to revision in future periods.

Stock Options

       Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations. Accordingly, the Company records expense in an amount equal to the excess, if any, of the quoted market price on the grant date over the option price.

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

       These statements create a foundation that addresses accounting and reporting issues for a wide range of financial instruments defined as derivatives and related hedging activities. As of December 31, 2001 and 2000, the

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Company did not have any derivatives, as defined in the statements. Accordingly, the adoption of the statements did not have any impact on the results of operations or financial position of the Company.

Accounting Changes - Business Combinations

       During 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") was issued. SFAS No. 141 addresses financial accounting and reporting for business combinations and limits the accounting for business combinations to the purchase method. The statement was effective for all business combinations, including the acquisition discussed in
Note 4, with an acquisition date of July 1, 2001, or later.

Future Accounting Changes - Goodwill and Other Intangible Assets

       During 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") was issued. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. A key change as a result of implementing SFAS No. 142 will be that goodwill and certain other intangibles will no longer be amortized but will be periodically assessed for impairment, and as a result there may be more volatility in the reported results than under the previous standard because impairment losses are likely to occur irregularly and in varying amounts. Any impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS No. 142 will be reported as resulting from a change in accounting principle. Any goodwill and intangible assets acquired after June 30, 2001, including the acquisition discussed in Note 4, will be subject immediately to the nonamortization and amortization provisions of SFAS No. 142. The other provisions of SFAS No. 142 will be adopted by the Company on January 1, 2002. The Company continues to evaluate SFAS No. 142 and has not yet determined the complete impact, however the Company expects that the adoption of SFAS No. 142 will reduce annual amortization expense by approximately $5.9 million.

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

Reclassifications

       Certain amounts from prior years have been reclassified to conform with the current presentation.

3.     EARNINGS (LOSS) PER SHARE

       The calculation of earnings (loss) per share is presented in the table below.

                                               2001         2000         1999
                                             --------     --------    --------
                                            (thousands, except per share amounts)
       Basic earnings (loss) per share
         Net income (loss)                   $ (5,612)    $ 17,013    $ 19,716
                                             ========     ========    ========

         Average common stock outstanding      23,599       24,814      25,053
                                             ========     ========    ========

       Basic earnings (loss) per share       $  (0.24)    $   0.69    $   0.79
                                             ========     ========    ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     EARNINGS (LOSS) PER SHARE (continued)

                                              2001 (a)      2000         1999
                                              --------     --------    --------
                                             (thousands, except per share amounts)
       Diluted earnings (loss) per share
         Net income (loss)                    $ (5,612)    $ 17,013    $ 19,716
                                              ========     ========    ========

         Average common stock outstanding       23,599       24,814      25,053
         Incremental shares resulting from
           Stock options (b)                         -          149         203
           Warrants (c)                              -            -           -
           Convertible preferred stock (d)           -          245           -
                                              --------     --------    --------

         Adjusted weighted average shares       23,599       25,208      25,256
                                              ========     ========    ========

       Diluted earnings (loss) per share      $  (0.24)    $   0.67    $   0.78
                                              ========     ========    ========

       (a) There is no dilution resulting from potential incremental shares in 2001, because the Company has a net loss and the inclusion of potential incremental shares would be antidilutive.

       (b) The average number of stock options that were not included in the diluted earnings per share calculation because the exercise price was greater than the average market price totaled 1,715,000 and 849,000 in 2000 and 1999, respectively.

       (c) All warrants expired without being exercised in 1999, as discussed in Note 13.

       (d) Series B Preferred Stock was issued during the fourth quarter of 2000 (see Note 13) and is convertible into 1,500,000 common shares.



4.     ACQUISITION

       On July 25, 2001, the Company purchased certain assets and assumed certain liabilities of General Foam Corporation, a manufacturer of polyurethane foam products for the automotive, industrial, and home furnishings markets, at a total cost of $18.5 million, which resulted in goodwill of approximately $9.0 million. The business was acquired due to its synergy with the Company's existing business. The assets purchased primarily included inventory and machinery and equipment. The results of the acquired business have been included in the consolidated financial statements since July 25, 2001. The effects of the acquisition on the Company's consolidated financial statements is not material.

5.     RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

2001

       In December 2001, the Company announced the launching of its Operational Reorganization Plan to reduce its operating costs and accelerate revenue growth. The major initiatives of the Operational Reorganization Plan included plant rationalization, salaried headcount reductions, purchasing and logistics cost reductions and sales and marketing management.

       In connection with the plant rationalization, we identified a total of 17 plant operations to be closed. Costs associated with this aspect of the Operational Reorganization Plan included lease termination costs and severance and termination benefits aggregating $14.1 million.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (continued)

       Additionally, we identified 100 salaried positions to be eliminated, mainly in support function areas. Severance, termination and other costs associated with these positions were estimated to be $4.4 million.

       Further, the Company evaluated the recoverability of certain other long-lived assets, both associated and not associated with the Operational
Reorganization Plan, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed". As a result, the Company recorded an impairment provision of $13.8 million (net of anticipated proceeds of $4.6 million) to reduce these assets to their estimated fair values. The assets which are held for disposal consist mainly of leasehold improvements and machinery and equipment which have a remaining carrying value of approximately $19.8 million.

       Other one-time period expenses during the fourth quarter consisted primarily of executive severance of $1.9 million and consulting fees related to the Operational Reorganization Plan in the amount of $1.2 million.

       Severance and termination benefits as a result of the Operational Reorganization Plan are expected to be incurred for 746 employees. Total cash outlays related to the Operational Reorganization Plan are expected to aggregate $17.0 million. We expect to complete implementation before the end of 2002.

       In addition, the Company recorded $0.4 million for restructuring plans prior to the fourth quarter of 2001 that included severance for 41 employees and $1.4 million related to executive severance recorded as other charges. The Company also recorded a net restructuring credit of $1.2 million related to changes in estimates to prior restructuring plans.

2000

       During 2000, the Company recorded $6.2 million for restructuring plans that included severance for 102 employees. The Company also recorded a net restructuring charge of approximately $0.1 million related to changes in estimates to prior years' restructuring plans. Also during 2000, the Company received $3.6 million of net proceeds from the sale of assets related to restructuring plans.

1999

       During 1999, the Company recorded $9.8 million for restructuring plans that included severance for 210 employees. The Company also recorded a net restructuring charge of approximately $0.7 million related to changes in estimates to prior years' restructuring plans. Also during 1999, the Company received $1.5 million of net proceeds from the sale of assets related to restructuring plans.

       The  following   table  sets  forth  the   components  of  the  Company's
restructuring, impairment and other charges (credits):

                                                      Plant Closure       Personnel
                                            Total       and Leases        Reductions      Impairment         Other
                                            -----       ----------        ----------      ----------         -----
       1999                                                               (millions)
       Balance at January 1, 1999          $   6.2         $  11.9         $     -         $  (5.7)         $    -
       Provision with adjustments             10.5             2.3             7.2             0.7             0.3
       Net cash receipts (spending)           (7.4)           (4.1)           (4.5)            1.5            (0.3)
       Asset impairment                       (0.3)              -               -            (0.3)              -
                                           -------         -------         -------         -------          ------
       Balance at December 31, 1999            9.0            10.1             2.7            (3.8)              -

       2000
       Provision with adjustments              6.3             1.4             2.3             2.6               -
       Net cash receipts (spending)           (3.5)           (3.9)           (3.2)            3.6               -
       Asset impairment                       (2.6)              -               -            (2.6)              -
                                           -------         -------         -------         -------          ------
       Balance at December 31, 2000            9.2             7.6             1.8            (0.2)              -

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (continued)

                                                      Plant Closure       Personnel
                                            Total       and Leases        Reductions      Impairment         Other
                                            -----       ----------        ----------      ----------         -----
       1999                                                               (millions)
       Provision with adjustments             36.1            10.2             8.0            13.4             4.5
       Net cash receipts (spending)           (6.5)           (3.1)           (2.0)            0.6            (2.0)
       Asset impairment                      (13.8)              -               -           (13.8)              -
                                             -----           -----           -----         -------           -----
       Balance at December 31, 2001          $25.0           $14.7           $ 7.8         $     -           $ 2.5
                                             =====           =====           =====         =======           =====

       The Company expects to spend approximately $12.4 million during 2002 with the balance to be spent through 2012, primarily for lease costs.

6.     INVENTORIES

       The components of inventory are listed below.

                                             December 31,         December 31,
                                                 2001                 2000
                                                -------            ---------
                                                         (thousands)
       Raw materials and supplies               $53,398            $  66,690
       Work-in-process                           12,476               11,580
       Finished goods                            23,556               22,064
                                                -------             --------
       Total                                    $89,430             $100,334
                                                =======             ========

7.     SHORT-TERM BORROWINGS

       Foamex Canada Inc. ("Foamex Canada") is a wholly-owned subsidiary of Foamex L.P. and has a short-term credit facility that provides for $8.0 million of Canadian dollar loans (U.S. dollar equivalent of approximately $5.0 million as of December 31, 2001) of which up to $2.0 million is available in U.S. dollar loans. The amount of borrowings available is based on a combination of accounts receivable and inventory, as defined in the credit facility. Interest on Canadian dollar borrowings is based on the bank's prime lending rate plus 1 1/2 %. On U.S. dollar loans, interest is based on the bank's U.S. dollar base rate in Canada plus 1 1/2 %. At December 31, 2001 and 2000, there were no short-term borrowings outstanding and approximately $5.0 million was available at December 31, 2001.

8.     LONG-TERM DEBT

       The components of long-term debt are listed below.

                                                                      December 31,    December 31,
                                                                          2001           2000
                                                                       --------        --------
       Foamex L.P. Credit Facility                                            (thousands)
         Term Loan B (1)                                               $ 76,139        $ 77,136
         Term Loan C (1)                                                 69,218          70,124
         Term Loan D (1)                                                100,259         101,565
         Revolving credit facility (1)                                  125,000         145,904
       9 7/8% Senior subordinated notes due 2007 (2)                    150,000         150,000
       13 1/2% Senior subordinated notes due 2005 (includes
         $6,515 and $8,308 of unamortized debt premium) (2)             104,515         106,308
       Industrial revenue bonds (3)                                       7,000           7,000
       Subordinated note payable (net of unamortized
         debt discount of $49 in 2000) (3)                                    -           2,289
       Other (net of unamortized debt discount of $281 in 2001)           2,574           4,198
                                                                       --------        --------
                                                                        634,705         664,524

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     LONG-TERM DEBT (continued)

                                                                      December 31,    December 31,
                                                                          2001           2000
                                                                       --------        --------
                                                                              (thousands)
       Less current portion                                               4,023           8,356
                                                                       --------        --------

       Long-term debt-unrelated parties                                $630,682        $656,168
                                                                       ========        ========

       The components of related party long-term debt are listed below.

                                                                      December 31,    December 31,
                                                                          2001           2000
                                                                       --------        --------
                                                                              (thousands)
       Note payable to Foam Funding LLC (4)                            $ 31,590        $ 47,385

       Less current portion                                              14,040          15,795
                                                                       --------        --------

       Long-term debt - related party                                  $ 17,550        $ 31,590
                                                                       ========        ========

       (1) Subsidiary debt of Foamex L.P., guaranteed by the Company and FMXI, Inc.
       (2)    Subsidiary debt of Foamex L.P. and FCC.
       (3)    Subsidiary debt of Foamex L.P.
       (4)    Subsidiary debt of Foamex Carpet.

Foamex L.P. Credit Facility

       At December 31, 2001, Foamex L.P. had a credit facility (the "Foamex L.P. Credit Facility") with a group of banks, which provided for a revolving credit facility commitment of $165.0 million and three term loans (Term loans B, C and D) with an outstanding balance totaling $245.6 million. Included in the group of banks that provided the Foamex L.P. Credit Facility was The Bank of Nova Scotia, which is a shareholder of the Company, as discussed in Note 1. Amendments in 1998 provided for a $2.5 million quarterly reduction of the availability under the revolving credit facility, which extended through June 2003.

       Borrowings under the Foamex L.P. Credit Facility were collateralized by substantially all of the assets of Foamex L.P. on a pari passu basis with the IRBs (described below); however, the rights of the holders of the applicable issue of the IRBs to receive payment upon the disposition of the collateral securing such issue of the IRBs had been preserved.

       In response to financial conditions at year-end 1998, amendments to debt agreements were executed during the first half of 1999. As a result, the Foamex L.P. Credit Facility, which was amended and restated in February 1998, was further amended and restated in June 1999 to modify financial covenants for net worth, interest coverage, fixed charge coverage and leverage ratios through December 2006. The agreement was also amended to no longer permit Foamex L.P. to make certain cash payments, including the payment of an annual management fee of $3.0 million to a subsidiary of Trace and distributions to the Company, and to limit future investments in foreign subsidiaries and joint ventures. The "change of control" definition under the agreement was also modified to conform to the definition discussed in "change of control" in Note 1. Changes in the interest rate structure, effective in 2000, were also made and are discussed below. Foamex L.P. was in compliance with this agreement at December 31, 2001 and 2000.

       At December 31, 2001, interest was based on the combination of a variable rate consisting of the higher of (i) the base rate of The Bank of Nova Scotia or
(ii) the Federal Funds rate plus 0.5% plus a margin. The margins for revolving, Term B, Term C and Term D loans were 2.50%, 2.75%, 3.00% and 3.125%, respectively. At the option of Foamex L.P., portions of the outstanding loans were convertible into LIBOR based loans consisting of a rate equal to the greater of (i) 2.50% or (ii) LIBO rate (as defined) plus 1.0% added to the margins identified above. The

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     LONG-TERM DEBT (continued)

effective interest rates for the Foamex L.P. Credit Facility at December 31, 2001 ranged between 6.20% and 6.63%. Term B, Term C and Term D loans mature on June 30, 2005, June 30, 2006 and December 31, 2006, respectively.

       Effective January 1, 2000, the interest rate on outstanding borrowings under the Foamex L.P. Credit Facility increases 25 basis points each quarter that Foamex L.P.'s leverage ratio, as defined, exceeds 5.00 to 1.00. Once the leverage ratio is reduced below this level, the cumulative amount of any 25 basis point adjustments to the interest rate on borrowings is reset to zero. During 2000, basis point adjustments were incurred in the first three quarters, beginning with 25 basis points in the first quarter and ending with a cumulative impact of 75 basis points by the end of the third quarter. There were no basis point adjustments for the fourth quarter of 2000. At December 31, 2000, the calculated leverage ratio was 5.3 to 1.00. Consequently, the 25 basis point adjustment was applicable following the delivery of the financial statements for 2000 to the lenders, which was early in the second quarter of 2001. At March 31, 2001, the calculated leverage ratio was 5.1 to 1.00 and an additional 25 basis point adjustment became effective in the second quarter of 2001. At June 30, 2001, the calculated leverage ratio was 5.1 to 1.00. Accordingly, an additional 25 basis point adjustment became effective during the third quarter of 2001, resulting in a 75 basis points cumulative adjustment to the applicable interest rate margin. At September 30, 2001, the calculated leverage ratio was below the
5.00 to 1.00 leverage ratio covenant and the cumulative adjustment of 75 basis points, discussed above, was eliminated. The requirement for an adjustment based on the December 31, 2001 leverage ratio was eliminated with the amendment and restatement of the credit agreement on March 25, 2002 (see Note 18).

       Available borrowings under the revolving credit facility totaled $19.3 million at December 31, 2001. Letters of credit outstanding at December 31, 2001, totaled $20.7 million.

       As part of the Foamex L.P. Credit Facility, excess cash flow generated annually, as defined, is required to prepay portions of the Term B, C and D loans. The requirement for a prepayment at year-end 2001 was eliminated with the amendment and restatement of the credit agreement on March 25, 2002 (see Note
18). There was no required prepayment at year-end 2000. The prepayment amount determined for 1999 was $13.3 million and was financed through revolving loans under the facility. The required 1999 prepayment was made during 2000.

Foamex Carpet Credit Facility

       Foamex Carpet had a revolving credit facility (the "Foamex Carpet Credit Facility"), which provides a commitment of $15.0 million through February 2004. There were no borrowings outstanding under the credit facility at December 31, 2001 and available borrowings totaled $14.8 million, net of outstanding letters of credit of $0.2 million. The interest rate is based on the combination of a variable rate plus a margin. The variable rate is the same as the one defined in the Foamex L.P. Credit Facility, discussed above, and the margin is 2.25%. At the option of Foamex Carpet, portions of any outstanding loans are convertible into LIBOR based loans plus 3.25%.

       Borrowings under the Foamex Carpet Credit Facility are collateralized by substantially all of the assets of Foamex Carpet on a pari passu basis with the Note Payable to Foam Funding LLC (described below). The outstanding obligations under the Foamex Carpet Credit Facility were paid and the commitments terminated in conjunction with the refinancing that took place on March 25, 2002 (see Note
18).

9 7/8% Senior Subordinated Notes

       The 9 7/8% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and are due on June 15, 2007. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable June 15 and December 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 15, 2002. The initial redemption is at 104.938% of their principal amount, plus accrued and unpaid interest, as defined, if any, thereon to the date of redemption and declining annually to 100.0% on or after June 15, 2005.

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

13 1/2% Senior Subordinated Notes

       The 13 1/2% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and are due on August 15, 2005. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable semiannually on February 15 and August 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after August 15, 2000. The initial redemption is at 106.75% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after August 15, 2004. At December 31, 2001 the redemption price is 105.0625% plus accrued and unpaid interest.

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

Industrial Revenue Bonds ("IRBs")

       IRB debt includes a $1.0 million bond that matures in 2005 and a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At December 31, 2001, the interest rate was 2.0% on the $1.0 million bond and 1.7% on the $6.0 million bond. The maximum interest rate for either of the IRBs is 15.0% per annum.

       If Foamex L.P. exercises its option to convert the bonds to a fixed interest rate structure, the IRBs are redeemable at the option of the bondholders. The obligations are collateralized by certain properties, which have an approximate net carrying value of $10.2 million at December 31, 2001.

Subordinated Note Payable

       The subordinated note payable was issued during 1993 to a former officer of the Company. The note was issued by Foamex L.P. in connection with an acquisition. The note carried a maximum interest rate of 6.0% and the principal was payable in three equal annual installments that began in May 1999 and was fully repaid in May 2001.

Other

       Other debt includes a $1.3 million term loan held by a majority-owned Mexican subsidiary. Quarterly principal payments are due on the term loan through its maturity in May 2002. The interest rate at December 31, 2001 was 6.61%. Also included in other debt is a non-interest bearing promissory note with a principal amount of $1.4 million issued in connection with increasing the Company's interest in an Asian joint venture to 70% in 2001. The promissory note had unamortized discount of $0.3 million at December 31, 2001.

Related Party - Note Payable to Foam Funding LLC

       Foamex Carpet entered into a $70.2 million promissory note payable to Foam Funding LLC, a subsidiary of Trace. Principal is payable in quarterly installments that began in June 1998 with a final installment in February

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.     LONG-TERM DEBT (continued)

2004. Interest is based on a variable rate equal to the sum of 2.25% plus the higher of: (i) the base rate of The Bank of Nova Scotia or (ii) the Federal Funds rate plus 0.5%. At the option of Foamex Carpet, interest payable under the note is convertible into LIBOR based loans plus 3.25%. As of December 31, 2001, the interest rate for borrowings was 5.56%.

       Amounts outstanding were collateralized by all of the assets of Foamex Carpet on a pari passu basis with the Foamex Carpet Credit Facility. All obligations under the note payable to Foam Funding LLC were paid on March 25, 2002 (see Note 18).

Debt Covenants

       The indentures, credit facilities and other indebtedness agreements contain certain covenants that limit, among other things, the ability of the Company's subsidiaries (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interest, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Also, the Company's subsidiaries are required under certain of these agreements to maintain specified financial ratios of which the most restrictive are the maintenance of net worth, interest coverage, fixed charge coverage and leverage ratios, as defined. Under the most restrictive of the distribution restrictions, the Company could be paid by its subsidiaries, as of December 31, 2001, funds only to the extent to enable the Company to meet its tax payment liabilities and its normal operating expenses of up to $1.0 million annually, so long as no event of default has occurred.

       Foamex L.P. and Foamex Carpet, the principal subsidiaries of the Company, were in compliance with the various financial covenants of their loan agreements as of December 31, 2001. Business conditions in 2001 limited results and covenant compliance remained a primary focus of the Company.

       Certain Foamex L.P. debt agreements contained certain quarterly financial covenants, which became more restrictive during 2001. Foamex L.P. anticipates that it will continue to comply with the quarterly financial covenants in the applicable debt agreements. Management's current business plans for Foamex L.P. anticipate customer selling price management in response to raw material cost changes, improved working capital management, comparable capital expenditures to the prior year, successful implementation of on-going cost savings initiatives and improved operating efficiencies. The achievement of the business plans and the realization of proceeds resulting from the implementation of an improved asset utilization program are necessary for compliance with the various financial covenants for 2002 and prospectively.

       Various Foamex Carpet debt agreements contained certain quarterly financial covenants, which became more restrictive during 2001. Foamex Carpet anticipates that it will continue to comply with the quarterly financial covenants in the applicable debt agreements. Management's current business plans for Foamex Carpet anticipate customer selling price management in response to raw material cost changes, improved working capital management, comparable capital expenditures to the prior year, successful implementation of on-going cost savings initiatives and improved operating efficiencies. The achievement of the business plans and the realization of proceeds resulting from the implementation of an improved asset utilization program are necessary for compliance with the various financial covenants for 2002 and prospectively. The Foamex Carpet debt agreements were terminated in connection with the refinancing took place on March 25, 2002 (see Note 18).

       The possibility exists that certain financial covenants will not be met if business conditions are other than as anticipated or other unforeseen events impact results. In the absence of a waiver of or amendment to such financial covenants, such noncompliance would constitute a default under the applicable debt agreements, and the lenders would be entitled to accelerate the maturity of the indebtedness outstanding thereunder. In the event that such

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     LONG-TERM DEBT (continued)

noncompliance  appears  likely,  or occurs,  the Company  will seek the lenders'
approval of amendments to, or waivers of, such financial covenants. Historically, the Company has been able to renegotiate financial covenants and/or obtain waivers, as required, and management believes such waivers and/or amendments could be obtained if required. However, there can be no assurance that future amendments or waivers will be obtained.

Future Obligations on Debt

       Scheduled maturities of long-term debt and long-term debt - related party are shown below (thousands):

       Years Ending December 31:

         2002                                               $  18,063
         2003                                                 157,202
         2004                                                  54,347
         2005                                                 156,623
         2006                                                 117,826
         Balance                                              156,000
                                                             --------
         Total                                                660,061
         Unamortized debt premium/discount, net                 6,234
                                                             --------
         Total                                               $666,295
                                                             ========

       The refinancing on March 25, 2002 (see Note 18) had a significant impact on maturities of long-term debt. Substantially all payments required in 2002 and 2003 have been extended to later maturities.

9.     RETIREE BENEFIT PLANS

Defined Benefit Pension Plans

       The Company provides pension and survivor benefits for salaried and certain hourly employees in the United States. Salaried employees are provided benefits that are based principally on the combination of years of credited service and compensation. Hourly employees are provided benefits that are based principally on stated amounts for each year of credited service. Following the merger of the two defined benefit plans for salaried and hourly participants at the end of 1999, the pension benefits are provided through a single qualified pension plan (the "Qualified Pension Plan"). Certain employees in a wholly-owned Canadian subsidiary are provided pension and survivor benefits.

       Effective May 15, 2001, a supplemental executive retirement plan (the "SERP") was established. The SERP is a non-qualified plan and provides retirement benefits to certain executives that supplement the benefits provided under the Qualified Pension Plan.

       The components of pension expense are listed below.

                                              2001            2000            1999
                                             -------         -------         -------
                                                          (thousands)
       Service cost                          $ 3,666         $ 3,307         $ 3,685
       Interest cost                           6,158           5,667           5,121
       Expected return on plan assets         (5,829)         (6,371)         (5,708)
       Amortization
         Transition asset                        (75)            (75)            (75)
         Prior service cost                     (177)           (240)           (240)
         Losses and other                      1,163             179             819
                                             -------         -------         -------
           Total                             $ 4,906         $ 2,467         $ 3,602
                                             =======         =======         =======

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     RETIREE BENEFIT PLANS (continued)

       The following table sets forth the changes in obligations and assets and outlines the development of the funded status and amounts recognized in the consolidated balance sheets.

                                                                   December 31,     December 31,
                                                                      2001              2000
                                                                    --------         --------
                                                                           (thousands)
       Change in Benefit Obligation
         Benefit obligation at beginning of year                    $ 84,820         $ 75,220
         Service cost                                                  3,666            3,307
         Interest cost                                                 6,158            5,667
         Amendments, including SERP                                    1,059                -
         Benefits paid                                                (4,525)          (4,207)
         Actuarial loss                                                4,784            4,833
                                                                    --------         --------
           Projected benefit obligation at end of year              $ 95,962         $ 84,820
                                                                    ========         ========

       Change in Plan Assets
         Fair value of plan assets at beginning of year             $ 66,199         $ 65,102
         Actual return on plan assets                                 (2,269)          (3,075)
         Company contributions                                         6,347            9,299
         Benefits paid                                                (4,525)          (4,207)
         Other                                                          (238)            (920)
                                                                    --------         --------
           Fair value of plan assets at end of year                 $ 65,514         $ 66,199
                                                                    ========         ========

       Funded Status
         Plan assets less than benefit obligation                   $(30,448)        $(18,621)
         Unrecognized transition asset                                  (515)            (590)
         Unrecognized prior service cost                                (733)          (1,832)
         Unrecognized net losses                                      34,656           22,578
                                                                    --------         --------
           Net prepaid assets                                       $  2,960         $  1,535
                                                                    ========         ========

       Amounts Recognized in the Consolidated Balance Sheets
         Prepaid benefit costs                                      $    389         $    207
         Accrued benefit liability                                   (26,363)         (16,480)
         Intangible assets                                               612              268
         Accumulated other comprehensive loss                         28,322           17,540
                                                                    --------         --------
           Net amount recognized                                    $  2,960         $  1,535
                                                                    ========         ========

       Significant assumptions used in the calculation of pension expense and obligations are listed below.

                                                                 2001            2000            1999
                                                                 ----            ----            ----

       Expected long-term rate of return on plan assets            9.0%          10.0%           10.0%
       Discount rate on projected benefit obligations              7.0%          7.25%            7.5%
       Rate of compensation increase (a)                       4.0%-7.0%          4.0%            4.0%

       (a) SERP established in 2001 uses a 7.0% assumption.

       The Company's funding policy for the Qualified Pension Plan is to contribute an amount that both satisfies the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and does not exceed the full funding limitations of the Internal Revenue Code of 1986, as amended (the "Code").

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     RETIREE BENEFIT PLANS (continued)

       At December 31, 2001 and 2000, included in plan assets were 420,000 shares of the Company's stock. The value of the Plan's investment in the Company's stock was approximately $3.4 million and $2.3 million at December 31, 2001 and 2000, respectively.

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

       The Company has not yet determined the amount of any curtailment gain or loss as a result of the Operational Reorganization Plan discussed in Note 5.

Defined Contribution Plan

       The Company maintains a defined contribution plan, which is qualified under Section 401(k) of the Code ("401(k) Plan") and is available for eligible employees who elect to participate. Under the terms of the 401(k) Plan, the Company partially matches certain employee contributions. Expense for these contributions was $1.0 million, $1.1 million and $1.0 million in 2001, 2000 and 1999, respectively.

Retiree Medical and Life Insurance Benefits

       The Company provides postretirement health care and life insurance for eligible employees, limited primarily to one manufacturing facility in the United States. These plans are unfunded and benefits are paid as the claims are submitted. The Company retains the right, subject to existing agreements, to modify or eliminate these benefits.

       The components of retiree medical and life insurance benefits expense are listed below.

                                    2001         2000         1999
                                    ----         ----         ----
                                              (thousands)
       Service cost                 $ 19         $ 15         $ 20
       Interest cost                  60           57           62
       Amortization
         Prior service costs          (6)          (6)          (6)
         Losses and other             (8)         (27)         (21)
                                    ----         ----         ----
       Total                        $ 65         $ 39         $ 55
                                    ====         ====         ====

       The following table outlines the changes in obligations and benefit payments and outlines the development of the funded status and amounts recognized in the consolidated balance sheets.

                                                                           December 31,   December 31,
                                                                                2001          2000
                                                                               -----         -----
                                                                                   (thousands)
       Change in Benefit Obligation
         Benefit obligations at beginning of year                              $ 763         $ 868
         Service cost                                                             19            15
         Interest cost                                                            60            57
         Employee contributions                                                   23            28
         Benefits paid                                                          (399)         (433)
         Actuarial loss                                                          158           228
                                                                               -----         -----
           Accumulated postretirement benefit obligation at end of year        $ 624         $ 763
                                                                               =====         =====

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     RETIREE BENEFIT PLANS (continued)

                                                             December 31,     December 31,
                                                                 2001            2000
                                                              --------         -------
                                                                     (thousands)
       Change in Plan Assets
         Fair value of plan assets at beginning of year       $      -         $     -
         Company contributions                                     376             405
         Employee contributions                                     23              28
         Benefits paid                                            (399)           (433)
                                                              --------         -------
           Fair value of plan assets at end of year           $      -         $     -
                                                              ========         =======

       Funded Status of the Plan
         Plan assets less than benefit obligation             $   (624)        $  (763)
         Unrecognized prior service cost                           (60)            (67)
         Unrecognized net gains                                   (224)           (389)
                                                              --------         -------
           Net accrued liabilities                            $   (908)        $(1,219)
                                                              ========         =======

       Significant assumptions used in the calculation of retiree and life insurance benefit expense and obligations are listed below.

                                                                 2001           2000            1999
                                                                 ----           ----            ----
       Discount rates on projected benefit obligations            7.0%          7.25%            7.5%
       Health care cost increase                                  9.0%           7.0%            7.5%

       The health care cost increase assumption will gradually be reduced to 5.0% by 2009. Increasing or decreasing the weighted average assumed health care cost trend rates by one percentage point would not have a significant impact on the accumulated postretirement benefit obligation or on service and interest costs.

10.    STOCK OPTION PLANS

       The 1993 stock option plan, as amended, provides for the issuance of nonqualified and incentive stock options for common stock of the Company. Officers and executives of the Company, its subsidiaries and affiliates are eligible to participate. At the Annual Meeting of Stockholders on June 30, 2000, stockholders approved amendments to the 1993 stock option plan that increased from 3,000,000 to 4,750,000 the number of shares of the Company's common stock that may be issued, and to allow future option grants to qualify as "performance-based compensation" for purposes of the Internal Revenue Code of 1986, as amended. The price and terms of each such option is at the discretion of the Company, except that the term cannot exceed ten years.

       At the Annual Meeting of Stockholders on August 3, 2001, the Foamex International Inc. 2001 Equity Incentive Plan for Non-Employee Directors (the "Directors Plan") was approved. The Directors Plan provides for the issuance of nonqualified stock options for up to 1,500,000 shares of the Company's common stock. Options outstanding under the Directors Plan are included in the stock activity disclosure below and the options carry the same terms and conditions as options granted to employees under the 1993 stock option plan, as amended. During 2001, the chief executive officer was granted 100,000 options with an annual vesting rate of 33.33% in the third, fourth and fifth years. Additionally, the chief executive officer was granted 250,000 options with either (i) 100% vesting at the end of three years contingent on certain performance measures, or (ii) 100% vesting at the end of seven years, regardless of the performance measures identified in (i). In December 2001, the chief executive officer resigned from the Company. During 2001, the terms of 750,450 options (granted in 1999 with a three-year vesting period) were modified as part of a severance agreement. The terms were modified to provide for 100% vesting and the extension of the period provided to exercise; including 250,000 options until January 31, 2006 and 500,450 options until January 31, 2002. All other options outstanding at December 31, 2001 were granted with a five-year vesting period and a ten-year term.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    STOCK OPTION PLANS (continued)

       A summary of stock option activity is presented below.

                                                           2001                         2000                           1999
                                                  -----------------------       ----------------------       ----------------------
                                                               Weighted                      Weighted                      Weighted
                                                                Average                       Average                       Average
                                                                Exercise                      Exercise                      Exercise
                                                     Shares      Price           Shares         Price          Shares         Price
                                                     ------      -----           ------         -----          ------         -----
       Outstanding at beginning of period         2,980,110       $7.35         2,299,649       $7.94         1,388,916       $7.02
       Granted                                    2,104,576        6.42           885,250        5.93         1,067,950        6.11
       Exercised                                   (163,125)       5.62            (3,514)       6.88           (39,728)       6.88
       Forfeited                                 (1,456,019)       7.32          (201,275)       7.79          (117,489)       9.08
                                                  ---------       -----         ---------       -----         ---------       -----
       Outstanding at end of period               3,465,542       $6.88         2,980,110       $7.35         2,299,649       $7.94
                                                  =========       =====         =========       =====         =========       =====

       Exercisable at end of period               1,431,489       $7.03         1,145,727       $8.16           803,303       $8.36
                                                  =========       =====         =========       =====           =======       =====

       Listed  below  is  a  summary  of  the  stock  options   outstanding  and
exercisable at December 31, 2001.

       Outstanding
                                                                  Weighted                   Weighted
                      Exercise                                     Average                    Average
                        Price                                      Exercise                  Remaining
                        Range             Options                   Price                    Life-Years
                        -----             -------                   -----                    ----------
                 $ 5.00 -  5.44            889,976                   $5.23                      8.48
                 $ 5.75 -  6.56            874,575                   $6.44                      7.88
                 $ 6.88 -  7.88          1,424,658                   $7.36                      8.13
                 $ 8.50 - 13.25            276,333                  $11.12                      6.11
                                         ---------
                                         3,465,542
                                         =========
       Exercisable
                                                                  Weighted                   Weighted
                      Exercise                                     Average                    Average
                        Price                                      Exercise                  Remaining
                        Range             Options                   Price                    Life-Years
                        -----             -------                   -----                    ----------
                 $ 5.06 - 5.75             310,020                   $5.39                      7.55
                 $ 6.06 - 6.56             498,545                   $6.48                      7.43
                 $ 6.88                    416,958                   $6.88                      4.55
                 $ 7.88 -13.25             205,966                  $11.12                      6.03
                                         ---------
                                         1,431,489
                                         =========

       Except as noted below, all options were granted with an exercise price equal to the fair market value at the date of grant. Compensation expense related to options granted in 1996 with an exercise price below fair market value resulted in approximately $0.2 million of expense in the years 2000 and 1999, respectively.

       During 2000, 25,000 options were granted to a director of the Company in exchange for consulting services. The consulting expense associated with the 25,000 options granted to a director of the Company was less than $0.1 million and will be recognized over the five-year vesting period.

       The Company has elected the intrinsic-value method of expense recognition for stock option grants to employees and directors. If compensation cost for the option plans discussed above were determined using the fair-value method, the Company's results would be reduced to the pro forma amounts indicated below.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.    STOCK OPTION PLANS (continued)

                                                    2001              2000             1999
                                                ----------        ----------        ----------
                                                     (thousands, except per share data)
       Net income (loss)
         As reported                            $   (5,612)       $   17,013        $   19,716
                                                ==========        ==========        ==========
         Pro forma                              $   (6,901)       $   15,750        $   18,719
                                                ==========        ==========        ==========
       Basic earnings (loss) per share
         As reported                            $    (0.24)       $     0.69        $     0.79
                                                ==========        ==========        ==========
         Pro forma                              $    (0.29)       $     0.63        $     0.75
                                                ==========        ==========        ==========
       Diluted earnings (loss) per share
         As reported                            $    (0.24)       $     0.67        $     0.78
                                                ==========        ==========        ==========
         Pro forma                              $    (0.29)       $     0.62        $     0.74
                                                ==========        ==========        ==========

       The fair value of each option was estimated on the grant date using the Black-Scholes option-pricing model. Based on the assumptions listed below, the weighted average fair value of options granted was $2.95 per option in 2001, $2.52 per option in 2000 and $2.30 per option in 1999.

                                         2001            2000            1999
                                        ------          ------          ------
       Expected life in years             3.0             3.0             3.0
       Risk-free interest rate           4.41%           6.11%           5.21%
       Volatility                       61.85%          55.00%          48.00%
       Dividend yield                    0.00%           0.00%           0.00%

11.    INCOME TAXES

       The sources of income (loss) before the provision for income taxes are listed below.

                                                                2001           2000            1999
                                                              -------         -------        -------
                                                                           (thousands)
       United States                                          $(8,293)        $14,877        $19,243
       Foreign                                                  7,978           4,975          2,935
                                                              -------         -------        -------

       Income (loss) before provision for income taxes        $  (315)        $19,852        $22,178
                                                              =======         =======        =======

       A reconciliation of the statutory federal income tax to income tax expense is listed below.

                                                          2001             2000             1999
                                                         -------         -------         -------
                                                                       (thousands)
       Statutory income taxes                            $  (110)        $ 6,948         $ 7,762
       State income taxes, net of federal benefit           (135)            825           1,060
       Increase (decrease) in valuation allowance          1,400          (6,939)         (7,300)
       Non-deductible amortization                         1,391           1,364           1,385
       Alternative minimum tax                               350               -             285
       Use of acquired tax benefits                        1,550               -           1,640
       Foreign tax rate differential                         142             874            (887)
       Other, net                                            709            (233)         (1,483)
                                                         -------         -------         -------
       Total                                             $ 5,297         $ 2,839         $ 2,462
                                                         =======         =======         =======

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    INCOME TAXES (continued)

       The provision for income taxes is summarized as follows:

                                                2001            2000             1999
                                               -------         ------          -------
       Current                                              (thousands)
         Federal                               $   924         $     -         $   300
         State                                     262             160             238
         Foreign                                 2,594           2,541           1,117
                                               -------         ------          -------
           Total current                         3,780           2,701           1,655
                                               -------         ------          -------

       Deferred
         Federal                                   174           6,083           8,247
         State                                    (397)            920             837
         Foreign                                   340              74            (977)
                                               -------         ------          -------
           Total deferred                          117           7,077           8,107
                                               -------         ------          -------

       Change in valuation allowance             1,400          (6,939)         (7,300)
                                               -------         ------          -------

       Total provision for income taxes        $ 5,297         $ 2,839         $ 2,462
                                               =======         =======         =======

       The tax effect of the temporary differences that give rise to deferred income tax assets and liabilities are listed below.

                                                                  December 31,       December 31,
                                                                      2001               2000
                                                                   ---------         ---------
       Deferred income tax assets                                          (thousands)
         Inventory basis differences                               $   1,436         $     777
         Employee benefit accruals                                    13,869            12,561
         Allowances and contingent liabilities                         8,231             8,225
         Restructuring and plant closing accruals                     10,522             3,590
         Intangible asset basis differences                            7,393            12,832
         Other                                                         9,118            10,609
         Net operating loss carryforwards                             61,485            69,229
         Capital loss carryforwards                                    1,333             2,105
         Valuation allowance for deferred income tax assets         (100,695)          (95,634)
                                                                   ---------         ---------
         Deferred income tax assets                                   12,692            24,294
                                                                   ---------         ---------

       Deferred income tax liabilities
         Basis difference in property, plant and equipment           (15,937)          (19,249)
         Other                                                        (2,163)           (8,936)
                                                                   ---------         ---------
         Deferred income tax liabilities                             (18,100)          (28,185)
                                                                   ---------         ---------

       Net deferred income tax liabilities                         $  (5,408)        $  (3,891)
                                                                   =========         =========

       The 2001 income tax provision includes an increase in the valuation allowance to reduce the Company's deferred tax assets to an amount that is more likely than not to be realized. Effective tax rates for 2000 and 1999 were reduced by the partial reversal of the deferred income tax asset valuation allowance recognized in 1998. The valuation allowance was reduced to reflect the realization of Federal loss carryforwards that offset the current tax component of the Federal and Mexican tax provision. Additionally, the valuation allowance was reduced to offset the net deferred Federal tax liability generated. The valuation allowance has also been adjusted by $3.8 million and $4.3 million in 2001 and 2000, respectively, to give effect to the deferred tax assets resulting from the recognition of a minimum pension liability.

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

       The Company will continually review the adequacy of the valuation allowance and recognize benefits only as reassessment indicates that it is more likely than not that the benefits will be realized. At December 31, 2001, the Company had approximately $164.4 million of net operating loss carryforwards for federal income tax purposes expiring from 2010 to 2020. Also at December 31, 2001, there were $1.0 million of alternative minimum tax credits carryforwards. In addition, the Company has had an ownership change as defined in IRC Section
382. Accordingly, the Company may be limited (on an annual basis) as to the amount of its net operating loss utilization.

       At December 31, 2001, the Company had $1.9 million of net operating loss carryforwards in a Mexican subsidiary that expire in 2008. A full valuation allowance has been recorded at December 31, 2001 and 2000 due to uncertainty regarding utilization of the net operating loss carryforwards.

       Cumulative undistributed earnings of foreign subsidiaries for which no U.S. income or foreign withholding taxes have been provided, amounted to $10.6 million and $6.8 million at December 31, 2001 and 2000, respectively. Such earnings are deemed to be permanently invested by the Company. As such, no deferred tax liability has been recognized with regard to the remittance of such earnings. Further, determination of the amount of unrecognized deferred tax liability with regard to such earnings is not practicable.

12.    OTHER INCOME (EXPENSE), NET

       During the first quarter of 1999, a $4.2 million gain was recognized on the sale of the corporate aircraft. Interest income totaled $0.5 million in 1999. Letter of credit fees partially offset these income items.

       The sale of the airplane resulted in an obligation to Trace of approximately $0.6 million. Under the terms of the aircraft acquisition agreement with Trace, the Company was obligated to share the net proceeds in excess of a specified amount defined in the agreement. The obligation was offset against Trace's promissory notes payable to Foamex L.P., discussed in Note 16.

13.    STOCKHOLDERS' DEFICIENCY

Preferred Stock

       The Company has 5.0 million shares of preferred stock, par value of $1.00 per share, authorized for issuance. As discussed in Note 1, 15,000 shares of Series B Preferred Stock were issued in exchange for 1,500,000 shares of common stock during the fourth quarter of 2000. Series B Preferred Stock is non-voting, non-redeemable and convertible into 100 shares of the Company's common stock. The conversion feature is only available if the conversion would not trigger a "change of control" event, as discussed in Note 1. The Series B Preferred Stock is non cumulative and would be entitled to dividends only if a dividend is declared on the Company's common stock. It ranks senior to any future preferred stock issued by the Company and is entitled to a liquidation preference of $100 per share. No other preferred shares have been issued.

Common Stock

       The Company has 50 million shares of common stock, par value $.01 per share, authorized. At December 31, 2001, there were 6.3 million shares of common stock reserved for issuance in connection with stock option plans, discussed in
Note 10. Included in the Consolidated Statements of Stockholders' Deficiency is the compensation for the Company's directors paid in common stock.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.      STOCKHOLDERS' DEFICIENCY (continued)

       There were no cash dividends paid by the Company on its common stock during the past two fiscal years. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and requirements, restrictions in financing agreements, business conditions and other factors. The Company is a holding company whose assets consist primarily of its wholly-owned subsidiary Foamex L.P. Consequently, the Company's ability to pay dividends is dependent upon the earnings of Foamex L.P. and any future subsidiaries of the Company and the distribution of those earnings to the Company and loans or advances by Foamex L.P. and any such future subsidiaries of the Company. The ability of Foamex L.P. to make distributions is restricted by the terms of their respective financing agreements. Due to such restrictions, the Company is expected to have only limited access to the cash flow generated by Foamex L.P. for the foreseeable future.

Treasury Stock

       As discussed in Note 1 and the Preferred Stock disclosures above, 1,500,000 shares of common stock were exchanged for Series B Preferred Stock during the fourth quarter of 2000.

       The Board of Directors has authorized the purchase of up to 3.0 million shares of the Company's common stock. As of December 31, 2001, 1,989,000 shares have been purchased under this program.

Warrants

       On July 1, 1999, 116,745 warrants for an aggregate of 0.6 million shares of common stock expired without having been exercised. All remaining warrants outstanding to purchase 1.2 million shares of common stock expired on October 12, 1999, without being exercised.

Accumulated Other Comprehensive Loss

       The components of accumulated other comprehensive loss are listed below.

                                                    December 31,      December 31,     December 31,
                                                        2001              2000            1999
                                                      --------         --------         --------
                                                                     (thousands)
       Foreign currency translation adjustment        $ (8,000)        $ (6,921)        $ (6,011)
       Minimum pension liability                       (27,157)         (16,375)          (1,747)
                                                      --------         --------         --------
                                                      $(35,157)        $(23,296)        $ (7,758)
                                                      ========         ========         ========

14.    BUSINESS SEGMENTS

       The  reportable  business  segments  reflect  the  Company's   management
organization that was structured based on distinct product lines and customers.

       An executive vice president heads each operating segment. Each executive vice president is responsible for developing budgets and plans as well as directing the operations of the segment. The performance of each operating segment is measured based upon income from operations, excluding restructuring, impairment and other charges. The Company does not allocate restructuring, impairment and other charges to operating segments because many of the Company's facilities produce products for multiple segments.

       Foam Products manufactures and markets cushioning foams for bedding, furniture, packaging and health care applications and foam-based consumer products, such as mattress pads and children's furniture. Carpet Cushion Products manufactures and distributes rebond, prime, felt and rubber carpet padding. Automotive Products supplies foam products and laminates to major tier one suppliers and original equipment manufactures. Technical Products manufactures and markets reticulated and other specialty foams used for reservoiring, filtration, gasketing and sealing applications.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    BUSINESS SEGMENTS (continued)

       The "other" column in the table below represents certain manufacturing operations in Mexico City, corporate expenses not allocated to other business segments and restructuring, impairment and other charges (see Note 5). Asset and capital expenditure information by business segment is not reported because many of the Company's facilities produce products for multiple business segments.

       The accounting policies of the business segments are the same as described in Note 2. Business segment results include revenues and costs that are specifically identifiable and costs shared by business segments have been allocated based on utilization. Geographic sales are determined based on the location in which the sale originated.

       Sales to one customer, which are included in Automotive Products, accounted for approximately 15.7%, 12.3% and 11.5% of net sales in 2001, 2000 and 1999, respectively. No other customer accounted for more than 10.0% of net sales during the periods presented.

       Business segment results are presented below.

                                                    Carpet
                                       Foam         Cushion         Automotive      Technical
                                     Products       Products          Products      Products          Other            Total
                                     --------       --------          --------      --------          -----            -----
2001                                                                       (thousands)
Net sales                          $  499,668      $  230,965       $  377,753      $  111,043      $   33,475       $1,252,904
Income (loss) from operations      $   66,312      $   (6,831)      $   21,187      $   22,884      $  (40,079)      $   63,473
Depreciation and amortization      $   15,732      $    8,181       $    4,991      $    3,312      $    1,772       $   33,988

2000

Net sales                          $  519,197      $  256,439       $  342,386      $  106,697      $   33,059       $1,257,778
Income (loss) from operations      $   55,001      $    2,035       $   22,235      $   28,888      $  (11,688)      $   96,471
Depreciation and amortization      $   17,813      $    7,742       $    5,785      $    2,663      $    2,585       $   36,588

1999
Net sales                          $  527,159      $  285,846       $  361,806      $   92,180      $   27,648       $1,294,639
Income (loss) from operations      $   57,028      $    8,512       $   22,547      $   22,588      $  (17,617)      $   93,058
Depreciation and amortization      $   17,432      $    8,096       $    4,823      $    2,724      $    2,675       $   35,750


       Results by geographical area are presented below.

                                            United
                                            States           Canada             Mexico         Consolidated
                                            ------           ------             ------         ------------
2001                                                                 (thousands)
Net sales                                 $  966,614        $   65,179        $  221,111        $1,252,904
Property, plant and equipment, net        $  172,456        $    4,006        $   24,335        $  200,797

2000
Net sales                                 $1,024,388        $   69,180        $  164,210        $1,257,778
Property, plant and equipment, net        $  183,266        $    4,623        $   24,642        $  212,531

1999
Net sales                                 $1,082,009        $   61,486        $  151,144        $1,294,639
Property, plant and equipment, net        $  193,051        $    5,406        $   23,376        $  221,833

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                     2001           2000          1999
                                                                   -------        -------        -------
                                                                                (thousands)
Cash paid for interest                                             $63,593        $75,155        $71,182
                                                                   =======        =======        =======

Cash paid for income taxes, net                                    $ 1,990        $ 2,962        $ 1,032
                                                                   =======        =======        =======

Non cash - capital leases                                          $   299        $    53        $   456
                                                                   =======        =======        =======

Non cash - common stock - preferred stock exchange (Note 1)        $     -        $ 8,578        $     -
                                                                   =======        =======        =======

Non cash - debt exchanged for increased ownership
  in joint venture                                                 $ 1,069        $     -        $     -
                                                                   =======        =======        =======


16.    RELATED PARTY TRANSACTIONS AND BALANCES

       The Company regularly enters into transactions with its affiliates in the ordinary course of business.

Trace Promissory Notes

       Prior to 1999, Trace borrowed $5.0 million pursuant to a promissory note issued to Foamex L.P. during 1997. The promissory note was due and payable on demand or, if no demand was made, on July 7, 2001, and carried an interest rate of 2 3/8% plus three-month LIBOR, as defined, payable quarterly in arrears. Another promissory note of $4.2 million was due and payable on demand or, if no demand was made, on July 7, 2001, and carried an interest rate of 2 3/8% plus three-month LIBOR, as defined, payable quarterly in arrears.

       The Trace notes discussed above are included in the other component of stockholders' deficiency. Based on Trace's financial position discussed in Note 1, it is unlikely that Trace will be able to pay the aggregate amount of $9.2 million. Accordingly, the Company did not record interest income on these notes since the Trace bankruptcy.

Trace Accounts Receivables

       At December 31, 2001 and 2000, operating accounts receivables from Trace were approximately $3.4 million. These accounts receivables were fully reserved for prior to 2000.

Trace Global Opportunities Fund

       In 1999, an investment in Trace Global Opportunities Fund, which was a related party to Trace, was sold for $0.9 million.

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



16.    RELATED PARTY TRANSACTIONS AND BALANCES (continued)

Trace New York Sublease

       Prior to September 30, 1999, Foamex L.P. subleased to Trace approximately 5,900 square feet of general, executive and administrative office space in New York, New York. The terms of the lease were substantially the same terms as Foamex L.P. leased such space from a third party lessor. The Company closed the New York office and Foamex L.P. subleased the premises to a third party at an amount in excess of Foamex L.P.'s lease commitment.

Foam Funding LLC Debt

       Subsidiaries  of the  Company  paid  interest  on notes  payable  to Foam
Funding LLC of $2.8 million, $5.8 million and $7.4 million in 2001, 2000 and 1999, respectively. Subsidiaries of the Company paid principal on notes payable to Foam Funding LLC of $15.8 million, $41.9 million and $9.7 million in 2001, 2000 and 1999, respectively.

Other

       The general director of Foamex de Mexico S.A. de C.V. ("Foamex de Mexico") which is the Company's operating subsidiary in Mexico has a 5% stock interest in Foamex de Mexico. In 2001, two members of the board provided consulting services to the Company for which fees paid were $0.2 million. In 2000 and 1999, one member of the board provided consulting services totaling $0.1 million and $0.2 million, respectively. As discussed in Note 10, 25,000 common stock options of the Company were granted to a member of the board in consideration of consulting services.

       As discussed in Note 8, included in the group of banks that provides the Foamex L.P. Credit Facility is The Bank of Nova Scotia, which is a shareholder of the Company.

       The Company, Recticel, s.a. ("Recticel"), a European polyurethane foam manufacturer and Beamech Group Limited, an unaffiliated third party, have an interest in a Swiss corporation that develops new manufacturing technology for the production of polyurethane foam including the VPF(SM) manufacturing process. Recticel and affiliates of Recticel are current shareholders of the Company.

       During 1999, certain employees of the Company were also employed by Trace. The Company paid a portion of the total compensation of such employees based on the amount of time devoted to the Company's matters by such employees in the aggregate, totaling $1.8 million in 1999.

       The Company's Pico Rivera, California facility is owned by Foam Funding LLC and is leased to the Company.

       During December 2001, the Company entered into an agreement that guarantees two promissory notes, totaling $0.7 million, payable to a foreign affiliate that the Company accounts for under the equity method. The promissory notes were issued to a director of the Company and an employee of Foamex L.P.

17.    COMMITMENTS AND CONTINGENCIES

Operating Leases

       The Company is obligated under various noncancelable lease agreements for rental of facilities, vehicles and other equipment. Many of the leases contain renewal options with varying terms and escalation clauses that provide for increased rentals based upon increases in the Consumer Price Index, real estate taxes and lessors' operating expenses. Total minimum rental commitments (excluding commitments accrued as part of the Company's various

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    COMMITMENTS AND CONTINGENCIES (continued)

restructuring/consolidation plans) required under operating leases at December 31, 2001 are (thousands):

         2002                                       $13,345
         2003                                        11,774
         2004                                         8,416
         2005                                         6,346
         2006                                         4,605
         Balance                                      6,854
                                                    -------
         Total                                      $51,340
                                                    =======

       Rental expense charged to operations under operating leases approximated $20.2 million, $16.3 million and $16.9 million in 2001, 2000 and 1999, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.

Litigation - Shareholders

       The Company has reached agreements with the plaintiffs in the stockholder actions described below providing for the settlement and dismissal of such actions. Court approval of these settlements has been obtained although such approval may be appealed.

       The Shareholder Litigation. Beginning on March 17, 1998, six actions, which were subsequently consolidated under the caption In re Foamex International Inc. Shareholders Litigation, were filed in the Court of Chancery of the State of Delaware, and on August 13, 1999, another action, Watchung Road Associates, L.P., et al. v. Foamex International Inc., et al. (the "Watchung Action"), was filed in the same court. The two actions were consolidated on May 3, 2000, into a single action under the caption In re Foamex International Inc. Shareholders Litigation (the "Delaware Action"). The Delaware Action, a purported derivative and class action on behalf of the Company and its stockholders, originally named as defendants the Company, certain of its current and former directors and officers, Trace International Holdings, Inc. ("Trace") and a Trace affiliate. The complaint in the Delaware Action alleged, among other things, that certain of the defendants breached their fiduciary duties to the Company in connection with an attempt by Trace to acquire the Company's publicly traded common stock as well as with a potential acquisition transaction with a group led by Sorgenti Chemical Industries LLC, and that certain of the defendants breached their fiduciary duties by causing the Company to waste assets in connection with a variety of transactions entered into with Trace and its affiliates. The Delaware Action sought various remedies, including injunctive relief, money damages and the appointment of a receiver for the Company.

       On April 26, 1999, a putative securities class action entitled Molitor v. Foamex International Inc., et al., was filed in the United States District Court for the Southern District of New York naming as defendants the Company, Trace and certain current and former officers and directors of the Company, on behalf of stockholders who bought shares of the Company's common stock during the period from May 7, 1998 through and including April 16, 1999. The lawsuit alleged that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by misrepresenting and/or omitting material information about the Company's financial situation and operations, with the result of artificially inflating the price of the Company's stock. The lawsuit also alleged that Trace and Marshall S. Cogan, Chairman of the Company, violated
Section 20(a) of the Securities Exchange Act of 1934 as controlling persons of the Company. The complaint sought class certification, a declaration that defendants violated the federal securities laws, an award of money damages, and costs and attorneys', accountants' and experts' fees. On May 18, 1999, a similar action entitled Thomas W. Riley v. Foamex International Inc., et al., was filed in the same court. The two actions were consolidated and a consolidated complaint was filed; the consolidated suit is referred to herein as the "Federal Action."

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.    COMMITMENTS AND CONTINGENCIES (continued)

and plaintiffs' lawyers' fees in the Federal Action have been paid directly by the Company's insurance carrier on behalf of the Company.

       Under the terms of the stipulation of settlement related to the Delaware Action (which was approved by the Delaware Court on March 20, 2002), the Company agreed that a special nominating committee of the Board of Directors would nominate two additional independent directors to serve on the Board. The terms of the agreement also established the criteria for the independence of the directors and required that certain transactions with affiliates be approved by a majority of the disinterested members of the Board. On January 9, 2001, the Court ordered the Watchung Action dismissed with prejudice only as to the named plaintiffs Watchung Road Associates, L.P. and Pyramid Trading Limited Partnership. The dismissal did not have any effect on the claims asserted in the consolidated action.

       The settlement of the Delaware Action resolved all outstanding shareholder litigation against the Company and its current and former directors and officers. In early January 2002, two shareholders filed objections to the settlement. The settlement hearing was held on February 13, 2002, but was not concluded. On March 20, 2002, the Delaware Court concluded the hearing and approved the settlement. Approval of the settlement may be appealed by the objectors. The settlements of the Federal Action and the Delaware Action involve no admissions or findings of liability or wrongdoing by the Company or any individuals.

         Litigation - Breast Implants

       As of February 28, 2002, the Company and Trace were two of multiple defendants in actions filed on behalf of approximately 1,725 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. During 1995, the Company and Trace were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final.

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

Litigation - Other

       During the second quarter of 2001, the Company was notified by an insurance provider concerning a dispute involving the reimbursement of liability claims paid on behalf of Trace before 1990. The insurance provider is contending that the Company is liable for the claims of approximately $3.0 million. The Company intends to strongly defend this claim and considers the claim to be without merit. If management's assessment of the

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.    COMMITMENTS AND CONTINGENCIES (continued)

Company's liability with respect to these actions is incorrect, such actions could have a material adverse effect on the financial position, results of operations and cash flows of the Company.

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

Environmental and Health and Safety

       We are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, are from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of December 31, 2001, we had accruals of approximately $3.0 million for environmental matters.

       The Clean Air Act Amendments of 1990 ("1990 CAA Amendments") provide for the establishment of federal emission standards for hazardous air pollutants including methylene chloride, propylene oxide and TDI, which are used in the manufacturing of foam. The final National Emission Standard for Hazardous Air Pollutants, or "NESHAP," for flexible polyurethane foam production was promulgated on October 7, 1998. The NESHAP required a reduction of approximately 70% of the emission of methylene chloride for the slab stock foam industry effective October 7, 2001. Through the use of alternative technologies, including VPF(SM) and carbon dioxide, and by shifting current production to facilities which use these alternative technologies, we are in substantial compliance with these regulations. On August 8, 2001, the United States Environmental Protection Agency, or "EPA," proposed a NESHAP for Flexible Polyurethane Foam Fabrication Operations. The proposed NESHAP regulates emissions of methylene chloride and other Hazardous Air Pollutants and restricts air emissions from flame lamination sources. The Company does not believe that this standard, if adopted, will require us to make material expenditures.

       We have reported to the appropriate state authorities that we have found soil and/or groundwater contamination in excess of state standards at certain locations. Seven sites are currently in various stages of investigation or remediation. Accordingly, the extent of contamination and the ultimate liability is not known with certainty for all sites. As of December 31, 2001, we had accruals of $2.5 million for the estimated cost of remediation, including professional fees and monitoring costs, for these sites. During 2000, we reached an indemnification agreement with the former owner of the Morristown, Tennessee facility. The agreement allocates the incurred and future remediation costs between the former owner and us. The estimated allocation of future costs for the remediation of this facility is not significant, based on current known information. The former owner was Recticel Foam Corporation, a subsidiary of Recticel.

       We have either upgraded or closed all underground storage tanks at our facilities in accordance with applicable regulations.

       The Comprehensive Environmental Response, Compensation and Liability Act, or "CERCLA," and comparable state laws impose liability without fault for the costs of cleaning up contaminated sites on certain classes of persons that contributed to the release of hazardous substances into the environment at those sites, for example, by generating wastes containing hazardous substances which were disposed at such sites. We are currently designated as a Potentially Responsible Party, or "PRP," by the EPA or by state environmental agencies or other PRPs, pursuant to CERCLA or analogous state statutes, with respect to eight sites. Estimates of total cleanup costs and fractional allocations of liability are often provided by the EPA, the state environmental agency or the committee of PRPs with respect to the specified site. Based on these estimates (to the extent available) and on known information, in each case and in the aggregate, our liability is not considered to be significant.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.      COMMITMENTS AND CONTINGENCIES (continued)

       In 2002, capital expenditures for safety and environmental compliance projects are anticipated to be approximately $2.0 million. Although it is possible that new information or future developments could require the Company to reassess the potential exposure relating to all pending environmental matters, including those described above, management believes that, based upon all currently available information, the resolution of these environmental matters will not have a material adverse effect on our operations, financial position, capital expenditures or competitive position. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions, including the presence of previously unknown environmental contamination, may be found to exist or a reassessment of the potential exposure to pending environmental matters may be necessary due to new information or future developments, that may require expenditures not currently anticipated and that may be material.

Other

       In October 2001, the Company experienced a fire at one of its manufacturing facilities. Costs relating to the fire aggregate approximately $1.2 million. The Company has filed a claim with its insurance carrier and believes it will recover substantially all costs in excess of a deductible of $0.2 million.

       During the fourth quarter of 2001, the Company discovered that some mattresses containing foam supplied by the Company had a discernible odor. The cause of the odor was traced to chemicals from one supplier used in the manufacture of the foam. The supplier has advised the Company that the odor was attributable to a change in its chemical manufacturing process, which has since been corrected. The Company received claims from some of its customers for costs purportedly associated with the odorous foam, and we have reached agreement with this chemical supplier regarding the terms of and manner in which this supplier will reimburse the Company for certain obligations we may have to our customers relating to these claims, as well as for certain of our internal costs. Under this agreement, this supplier will pay us a fixed sum in exchange for eliminating certain future claims we may have against this supplier and the Company is obligated to indemnify this supplier for certain claims that may be brought against it by others, including the Company's customers. The ultimate amounts of these third party claims and the amount of our own internal costs are uncertain. The Company cannot be certain that this supplier's payments will be sufficient to cover all payments it may be required to make to third parties in respect of their claims, to cover all of the Company's related internal costs or that the Company's indemnification obligations to this supplier will not be material. Consequently, there can be no assurance that these claims and costs will not have a material adverse effect on our consolidated financial position, results of operations and cash flows.

18.    SUBSEQUENT EVENTS

       On March 25, 2002, Foamex L.P. and Foamex Capital Corporation issued $300.0 million of 10 3/4% Senior Secured Notes due 2009 (the "Senior Secured Notes") and amended the Foamex L.P. Credit Facility ("Amended Credit Facility"). Under the Amended Credit Facility, the Company may borrow up to $262.2 million, consisting of $162.2 million of term loans and a $100.0 million revolving credit facility. Term loans will mature at various dates from June 30, 2005 through December 29, 2006 and revolving loans, if any, will mature on June 30, 2005. Net proceeds from the Senior Secured Notes of $280.0 million were used to pay a portion of the debt outstanding under the Foamex L.P. Credit Facility. The $31.6 million note payable to a related party, Foam Funding LLC, was repaid with the initial proceeds of a new term loan under the Amended Credit Facility. Additionally, the financial covenants contained in the Amended Credit Facility were adjusted to reflect changes in the capital structure and the current business environment at the Company. Under the covenants contained in the Senior Secured Notes and the Amended Credit Facility, the Company may spend up to $48.5 million of the proceeds from the Senior Secured Notes to repurchase or redeem some of its senior subordinated notes. To the extent that the Company spends less than $48.5 million towards such repurchase or redemption by September 20, 2002, it is required to repay a portion of its term loans.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18.      SUBSEQUENT EVENTS (continued)

         In connection with the refinancing transaction discussed above, the Company simplified its corporate structure by changing Foamex Carpet Cushion, Inc. from a corporation to a limited liability company, Foamex Carpet Cushion LLC. The Company then contributed Foamex Carpet Cushion LLC to Foamex L.P. Covenants under the Amended Credit Facility will be based on the combined entities and the Company was in compliance with such revised covenants at December 31, 2001 to the extent they were applicable.

19.    QUARTERLY FINANCIAL DATA (UNAUDITED)

                                          First           Second            Third           Fourth
                                         Quarter          Quarter          Quarter          Quarter
                                        ---------        ---------        ---------        ---------
                                                   (thousands, except per share amounts)
        2001
         Net sales                      $ 301,907        $ 314,261        $ 326,166        $ 310,570
         Gross profit                      41,176           49,896           47,409           41,600
         Net income (loss) (a)              5,893           10,620            7,267          (29,392)
         Earnings (loss) per share
           Basic                             0.25             0.45             0.31            (1.24)
           Diluted                           0.24             0.42             0.28            (1.24)

        2000
         Net sales                      $ 329,119        $ 322,721        $ 309,666        $ 296,272
         Gross profit                      42,936           47,773           44,729           36,587
         Net income (a)                     1,783            7,986            3,785            3,459
         Earnings per share
           Basic (b)                         0.07             0.32             0.15             0.14
           Diluted                           0.07             0.32             0.15             0.14

       (a) Restructuring, impairment and other charges (credits) are discussed in Note 5.

       (b) During the fourth quarter of 2000, 1,500,000 shares of common stock were exchanged for a new preferred stock series, as discussed in Note 1.

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

                                                                                                         Schedule I
                                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                 BALANCE SHEETS

                                                                                December 31,      December 31,
                                                                                    2001              2000
                                                                                 ---------         ---------
ASSETS                                                                          (thousands, except share data)
CURRENT ASSETS
    Cash and cash equivalents                                                    $       2         $      15
    Intercompany receivables                                                           716               308
    Deferred taxes                                                                     375                --
    Other current assets                                                             1,086               215
                                                                                 ---------         ---------
            Total current assets                                                     2,179               538

OTHER ASSETS                                                                             1                 1
                                                                                 ---------         ---------

TOTAL ASSETS                                                                     $   2,180         $     539
                                                                                 =========         =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
    Accounts payable                                                             $      96         $      50
    Other accrued liabilities                                                          369             2,717
                                                                                 ---------         ---------
      Total current liabilities                                                        465             2,767

LONG-TERM LIABILITIES
    Notes payable to consolidated subsidiary                                         2,490             4,990
    Deficit in consolidated subsidiaries                                           176,023           154,287
    Deferred income taxes                                                            2,629             1,805
    Other liabilities                                                                1,319             1,359
                                                                                 ---------         ---------
      Total liabilities                                                            182,926           165,208
                                                                                 ---------         ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
    Preferred Stock, par value $1.00 per share:
      Authorized 5,000,000 shares
      Issued 15,000 shares - Series B in 2001 and 2000                                  15                15
    Common Stock, par value $.01 per share:
      Authorized 50,000,000 shares
      Issued 27,260,441 in 2001 and 27,048,994 shares in 2000;
      Outstanding 23,771,441 shares in 2001 and 23,559,994 shares in 2000              273               270
    Additional paid-in capital                                                      97,668            96,275
    Accumulated deficit                                                           (206,544)         (200,932)
    Accumulated other comprehensive loss                                           (35,157)          (23,296)
    Other:
      Common Stock held in treasury, at cost:
        3,489,000 shares in 2001 and 2000                                          (27,780)          (27,780)
      Shareholder note receivable                                                   (9,221)           (9,221)
                                                                                 ---------         ---------

    Total stockholders' deficit                                                   (180,746)         (164,669)
                                                                                 ---------         ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                             $   2,180         $     539
                                                                                 =========         =========

                     See notes to consolidated financial statements, beginning on Page F-9.
                                                  (continued)




                                                                              Schedule I
                       FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                      CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                STATEMENTS OF OPERATIONS


                                               2001              2000             1999
                                             --------         --------         --------
                                          (amounts in thousands except per share amounts)
SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                  $  1,254         $    961         $  1,417
                                             --------         --------         --------

LOSS FROM OPERATIONS                           (1,254)            (961)          (1,417)

EQUITY IN EARNINGS (LOSS) OF
    CONSOLIDATED SUBSIDIARIES                  (2,261)          19,652           24,091

INTEREST EXPENSE                                  343              444            2,042

OTHER INCOME (EXPENSE)                             --           (1,047)               2
                                             --------         --------         --------

    INCOME (LOSS) BEFORE INCOME TAXES          (3,858)          17,200           20,634

INCOME TAX PROVISION                            1,754              187              918
                                             --------         --------         --------

NET INCOME (LOSS)                            $ (5,612)        $ 17,013         $ 19,716
                                             ========         ========         ========

BASIC EARNINGS (LOSS) PER SHARE              $  (0.24)        $   0.69         $   0.79
                                             ========         ========         ========

DILUTED EARNINGS (LOSS) PER SHARE            $  (0.24)        $   0.67         $   0.78
                                             ========         ========         ========


                See notes to consolidated financial statements, beginning
                                      on Page F-9.
                                       (continued)




                                                                                                         Schedule I
                                     FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                              STATEMENTS OF CASH FLOWS

                                                                         2001            2000              1999
                                                                      --------         --------         --------
OPERATING ACTIVITIES                                                                 (thousands)
    Net income (loss)                                                 $ (5,612)        $ 17,013         $ 19,716
    Adjustments to reconcile net income (loss) to
      net cash used for operating activities:
      Deferred income taxes                                                567              665              164
      Equity in (earnings) losses of consolidated subsidiaries           2,261          (19,652)         (24,091)
      Other                                                                319               88              (34)
    Changes in operating assets and liabilities,
      net of acquisitions:
      Intercompany receivables                                            (408)              74            4,241
      Accounts payable                                                      46               10               40
      Other assets and liabilities                                         536              (34)          (3,176)
                                                                      --------         --------         --------
         Net cash used for operating activities                         (2,291)          (1,836)          (3,140)
                                                                      --------         --------         --------

INVESTING ACTIVITIES
    Distribution from subsidiaries                                       3,861               --           17,204
    Other                                                                   --               --              924
                                                                      --------         --------         --------
    Net cash provided by investing activities                            3,861               --           18,128
                                                                      --------         --------         --------

FINANCING ACTIVITIES
    Proceeds from (repayments of) note payable to consolidated
      subsidiary                                                        (2,500)           1,814           (1,814)
    Repayments of tax distribution advance                                  --               --          (13,618)
    Proceeds from exercise of stock options                                917               24              270
                                                                      --------         --------         --------
         Net cash  provided by (used for) financing activities          (1,583)           1,838          (15,162)
                                                                      --------         --------         --------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                       (13)               2             (174)

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                                     15               13              187
                                                                      --------         --------         --------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                                     $      2         $     15         $     13
                                                                      ========         ========         ========


Note:  During 1999, the Company paid to its consolidated subsidiaries distributions of $0.1 million in accordance with tax sharing agreements. Also, during 1999, the Company received a special distribution from its subsidiaries of $17.3 million. The proceeds were used to repay the tax distribution advance and accrued interest to Foamex L.P.

       Also during 2001, the Company received a special distribution from its subsidiaries of $3.7 million. The proceeds were used to repay the note and interest payable to Foamex L.P.


                             See notes to consolidated financial statements, beginning
                                                   on Page F-9.



                                                                                                        Schedule II
                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                   (thousands)

                                          Balance at     Charged to     Charged to                     Balance at
                                         Beginning of    Costs and        Other                          End of
                                            Period        Expenses       Accounts       Deductions       Period
                                            ------        --------       --------       ----------       ------
YEAR ENDED DECEMBER 31, 2001
----------------------------
Allowance for Uncollectible Accounts        $ 7,693        $ 5,479        $    88        $ 4,540         $ 8,720
                                            =======        =======        =======        =======         =======

Reserve for Discounts                       $ 2,233        $    --        $15,198    (1) $15,211         $ 2,220
                                            =======        =======        =======        =======         =======


YEAR ENDED DECEMBER 31, 2000
----------------------------
Allowance for Uncollectible Accounts        $ 7,474        $ 2,838        $    --        $ 2,619         $ 7,693
                                            =======        =======        =======        =======         =======

Reserve for Discounts                       $ 2,075        $    --        $15,823    (1) $15,665         $ 2,233
                                            =======        =======        =======        =======         =======


YEAR ENDED DECEMBER 31, 1999
----------------------------
Allowance for Uncollectible Accounts        $ 9,790        $ 2,758        $    --        $ 5,074         $ 7,474
                                            =======        =======        =======        =======         =======

Reserve for Discounts                       $ 1,840        $    --        $16,846    (1) $16,611         $ 2,075
                                            =======        =======        =======        =======         =======


(1)    Adjustments reflect a reduction in net sales.



                                                        S-5