Form 10-Q
period 2002-03-31
FOAMEX INTERNATIONAL INC
filed 2002-05-15
CIK 912908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                         Commission file number 0-22624



                            FOAMEX INTERNATIONAL INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




        Delaware                                             05-0473908
-------------------------------                        -----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)


1000 Columbia Avenue
Linwood, PA                                                    19061
-------------------------------                        -----------------------
(Address of principal                                         (Zip Code)
executive offices)


Registrant's telephone number, including area code:  (610) 859-3000
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO
                                      ----    ----

The number of shares of the registrant's common stock outstanding as of May 3, 2002 was 24,236,122.

                            FOAMEX INTERNATIONAL INC.

                                      INDEX

                                                                                                       Page

Part I.  Financial Information

      Item 1. Financial Statements.
              Condensed Consolidated Statements of Operations (unaudited) - Three Months
                Ended March 31, 2002 and March 31, 2001                                                  3

              Condensed Consolidated Balance Sheets as of March 31, 2002 (unaudited) and
                and December 31, 2001                                                                    4

              Condensed Consolidated Statements of Cash Flows (unaudited) - Three Months
                Ended March 31, 2002 and March 31, 2001                                                  5

              Notes to Condensed Consolidated Financial Statements (unaudited)                           6

      Item 2. Management's  Discussion  and Analysis of Financial  Condition and
                Results of Operations.                                                                  20

      Item 3. Quantitative and Qualitative Disclosures about Market Risk.                               24

Part II. Other Information

      Item 1. Legal Proceedings.                                                                        25

      Item 6. Exhibits and Reports on Form 8-K.                                                         25

Signatures                                                                                              27

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                          Three Months Ended
                                                                 -------------------------------------
                                                                 March 31,                   March 31,
                                                                    2002                       2001
                                                                 ---------                   ---------
                                                                 (thousands, except per share amounts)
NET SALES                                                         $314,062                   $301,907

COST OF GOODS SOLD                                                 275,824                    260,731
                                                                  --------                   --------

GROSS PROFIT                                                        38,238                     41,176

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                        17,683                     16,923

RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (CREDITS)               (1,538)                        29
                                                                  --------                   --------

INCOME FROM OPERATIONS                                              22,093                     24,224

INTEREST AND DEBT ISSUANCE EXPENSE                                  14,305                     17,348

INCOME FROM EQUITY INTEREST IN JOINT VENTURE                           730                        339

OTHER EXPENSE, NET                                                    (210)                      (162)
                                                                  --------                   --------

INCOME BEFORE PROVISION FOR INCOME TAXES, EXTRAORDINARY
   CHARGE AND ACCOUNTING CHANGE                                      8,308                      7,053

PROVISION FOR INCOME TAXES                                             971                      1,160
                                                                  --------                   --------

INCOME BEFORE EXTRAORDINARY CHARGE AND
   CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                         7,337                      5,893

EXTRAORDINARY CHARGE, NET OF INCOME TAXES                           (4,204)                         -

CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                            1,319                          -
                                                                  --------                   --------

NET INCOME                                                        $  4,452                   $  5,893
                                                                  ========                   ========

EARNINGS PER SHARE - BASIC
   INCOME BEFORE EXTRAORDINARY CHARGE AND
     CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                    $   0.30                   $   0.25
   EXTRAORDINARY CHARGE, NET OF INCOME TAXES                         (0.17)                         -
   CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                          0.05                          -
                                                                  --------                   --------
   NET INCOME                                                     $   0.18                   $   0.25
                                                                  ========                   ========

EARNINGS PER SHARE - DILUTED
   INCOME BEFORE EXTRAORDINARY CHARGE AND
     CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                    $   0.28                   $   0.24
   EXTRAORDINARY CHARGE, NET OF INCOME TAXES                         (0.16)                         -
   CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                          0.05                          -
                                                                  --------                   --------
   NET INCOME                                                     $   0.17                   $   0.24
                                                                  ========                   ========

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC                           24,113                     23,560
                                                                  ========                   ========

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED                         26,334                     25,073
                                                                  ========                   ========

               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 March 31, 2002    December 31, 2001
                                                                                 --------------    -----------------
ASSETS                                                                            (unaudited)
CURRENT ASSETS                                                                     (thousands, except share data)
   Cash and cash equivalents                                                       $  34,170            $ 15,064
   Accounts receivable, net of allowances of $8,906 in 2002 and $10,940 in 2001      187,044             173,461
   Inventories                                                                       103,971              89,430
   Other current assets                                                               31,856              33,310
                                                                                   ---------            --------
       Total current assets                                                          357,041             311,265
                                                                                   ---------            --------

Property, plant and equipment                                                        413,695             407,204
Less accumulated depreciation                                                       (214,025)           (206,407)
                                                                                   ---------            --------
   NET PROPERTY, PLANT AND EQUIPMENT                                                 199,670             200,797

COST IN EXCESS OF ASSETS ACQUIRED, net of accumulated
   amortization of $35,128 in 2002 and $34,855 in 2001                               209,483             208,184

DEBT ISSUANCE COSTS, net of accumulated
   amortization of $8,581 in 2002 and $14,643 in 2001                                 38,443              13,690

OTHER ASSETS                                                                          32,774              33,026
                                                                                   ---------            --------

TOTAL ASSETS                                                                       $ 837,411            $766,962
                                                                                   =========            ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Current portion of long-term debt                                               $     802            $  4,023
   Current portion of long-term debt - related party                                       -              14,040
   Accounts payable                                                                  139,401             128,852
   Accrued employee compensation and benefits                                         21,276              25,858
   Accrued interest                                                                    7,362               8,946
   Accrued customer rebates                                                           13,872              21,869
   Cash overdrafts                                                                    17,022               4,073
   Other accrued liabilities                                                          29,941              38,555
                                                                                   ---------            --------
       Total current liabilities                                                     229,676             246,216

LONG-TERM DEBT                                                                       724,375             630,682
LONG-TERM DEBT - RELATED PARTY                                                             -              17,550
OTHER LIABILITIES                                                                     56,406              53,260
                                                                                   ---------            --------
       Total liabilities                                                           1,010,457             947,708
                                                                                   ---------            --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Preferred Stock, par value $1.00 per share:
     Authorized 5,000,000 shares
     Issued 15,000 shares - Series B in 2002 and 2001                                     15                  15
   Common Stock, par value $.01 per share:
     Authorized 50,000,000 shares
     Issued 27,723,522 shares in 2002 and 27,260,441 shares in 2001                      277                 273
   Additional paid-in capital                                                        101,081              97,668
   Accumulated deficit                                                              (202,092)           (206,544)
   Accumulated other comprehensive loss                                              (35,326)            (35,157)
   Common stock held in treasury, at cost:
     3,489,000 shares in 2002 and 2001                                               (27,780)            (27,780)
   Shareholder note receivable                                                        (9,221)             (9,221)
                                                                                   ---------            --------
       Total stockholders' deficit                                                  (173,046)           (180,746)
                                                                                   ---------            --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                     $ 837,411            $766,962
                                                                                   =========            ========

               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                      Three Months Ended
                                                                                  --------------------------
                                                                                  March 31,        March 31,
                                                                                    2002             2001
                                                                                  ---------        ---------
                                                                                       (thousands)
OPERATING ACTIVITIES
   Net income                                                                     $  4,452         $  5,893
   Adjustments to reconcile net income to net cash provided
     by (used for) operating activities:
     Extraordinary charge on extinguishment of debt                                  4,324                -
     Cumulative effect of accounting change                                         (1,319)               -
     Depreciation and amortization                                                   8,280            8,274
     Amortization of debt issuance costs, debt premium
        and debt discount                                                              656              302
     Gain on disposition of assets                                                       -             (308)
     Other operating activities                                                        487            1,734
     Changes in operating assets and liabilities, net                              (41,795)          (3,684)
                                                                                  --------         --------

         Net cash provided by (used for) operating activities                      (24,915)          12,211
                                                                                  --------         --------

INVESTING ACTIVITIES
   Capital expenditures                                                             (6,354)          (5,764)
   Proceeds from sale of assets                                                          -              302
   Other investing activities                                                          (55)            (406)
                                                                                  --------         --------

         Net cash used for investing activities                                     (6,409)          (5,868)
                                                                                  --------         --------

FINANCING ACTIVITIES
   Repayments of revolving loans                                                  (125,000)          (9,800)
   Proceeds from offering of senior secured notes                                  300,000                -
   Proceeds from term loans                                                         56,590                -
   Repayments of long-term debt                                                   (140,686)          (1,367)
   Repayments of long-term debt - related party                                    (31,590)          (2,632)
   Increase in cash overdrafts                                                      12,949            6,285
   Debt issuance costs                                                             (24,691)               -
   Other financing activities                                                        2,858                -
                                                                                  --------         --------

         Net cash provided by (used for) financing activities                       50,430           (7,514)
                                                                                  --------         --------

Net increase (decrease) in cash and cash equivalents                                19,106           (1,171)

Cash and cash equivalents at beginning of period                                    15,064            4,890
                                                                                  --------         --------

Cash and cash equivalents at end of period                                        $ 34,170         $  3,719
                                                                                  ========         ========

Supplemental Information:
   Cash paid for interest                                                         $ 15,292         $ 17,059
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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

Organization

     Foamex International Inc. (the "Company") operates in the flexible polyurethane and advanced polymer foam products industry. As of December 31, 2001, the Company's operations were primarily conducted through its wholly-owned subsidiaries, Foamex L.P. and Foamex Carpet Cushion, Inc. ("Foamex Carpet"). During the three months ended March 31, 2002, Foamex Carpet was converted to a limited liability company and contributed to Foamex L.P. on March 25, 2002. Foamex L.P. conducts foreign operations through Foamex Canada Inc., Foamex Latin America, Inc. and Foamex Asia, Inc. Financial information concerning the business segments of the Company is included in Note 10.

Basis of Presentation

     The accompanying condensed consolidated financial statements are unaudited and do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary to present fairly the Company's consolidated financial position and results of operations, have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2001 Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of trends or of results for a full year.

Accounting Changes - Business Combinations

     During 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") was issued. SFAS No. 141 addresses financial accounting and reporting for business combinations and limits the accounting for business combinations to the purchase method. The statement was effective for all business combinations, including the acquisition discussed in Note 3, with an acquisition date of July 1, 2001 or later.

Accounting Changes - Goodwill and Other Intangible Assets

     During 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") was issued. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. A key change as a result of implementing SFAS No. 142 is that goodwill and certain other intangibles are no longer amortized but will be periodically assessed for impairment, and as a result there may be more volatility in the reported results than under the previous standard because impairment losses are likely to occur irregularly and in varying amounts. Any impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS No. 142 will be reported as resulting from a change in accounting principle. Any goodwill and intangible assets acquired after June 30, 2001, including the acquisition discussed in Note 3, are subject to the nonamortization and amortization provisions of SFAS No. 142. The other provisions of SFAS No. 142 were adopted by the Company on January 1, 2002. The Company continues to evaluate SFAS No. 142 and has not yet determined the complete impact. The three months ended March 31, 2001 included goodwill amortization of $1.5 million. On a pro forma basis, net income and diluted earnings per share for the three months ended March 31, 2001 would have been $7.4 million and $0.29, respectively, if SFAS No. 142 had been adopted as of January 1, 2001.

Accounting Changes - Impairment or Disposal of Long-Lived Assets

     Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") was issued in 2001. SFAS No. 144 provides a single approach for measuring the impairment of long-lived assets, including a segment of a business accounted for as a discontinued operation or

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION (continued)

those to be sold or disposed of other than by sale. SFAS No. 144 became effective January 1, 2002. The Company has determined the impact of SFAS No. 144 to be not material.

Future Accounting Changes - Asset Retirement Obligations

     During 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") was issued. SFAS No. 143 requires the recognition of a liability for the estimated cost of disposal as part of the initial cost of a long-lived asset and will be effective in 2003. The Company is evaluating the statement and has not determined the impact of SFAS No. 143.

Future Accounting Changes - Extinguishment of Debt

     On April 30, 2002, Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145") was issued. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. Early application of the provisions of this Statement related to the rescission of Statement 4 is encouraged. The Company expects that adoption of this Statement in 2003 will result in a reclassification of the extraordinary charge recorded during the three months ended March 31, 2002.

2.   EARNINGS PER SHARE

     The following table shows the amounts used in computing earnings per share.

                                                                      Three Months Ended
                                                                  ----------------------------
                                                                  March 31,          March 31,
                                                                    2002                2001
                                                                  --------           ---------
                                                             (thousands, except per share amounts)
     Basic earnings per share:
       Income before extraordinary charge and
         cumulative effect of an accounting change                 $ 7,337            $ 5,893
       Extraordinary charge                                         (4,204)                 -
       Cumulative effect of an accounting change                     1,319                  -
                                                                   -------            -------
       Net income                                                  $ 4,452            $ 5,893
                                                                   =======            =======

       Average common stock outstanding                             24,113             23,560
                                                                   =======            =======

       Income before extraordinary charge and
         cumulative effect of an accounting change                 $  0.30            $  0.25
       Extraordinary charge                                          (0.17)                 -
       Cumulative effect of an accounting change                      0.05                  -
                                                                   -------            -------
       Net income                                                  $  0.18            $  0.25
                                                                   =======            =======

     Diluted earnings per share:
       Income before extraordinary charge and
         cumulative effect of an accounting change                 $ 7,337            $ 5,893
       Extraordinary charge                                         (4,204)                 -
       Cumulative effect of an accounting change                     1,319                  -
                                                                   -------            -------
       Net income                                                  $ 4,452            $ 5,893
                                                                   =======            =======

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2.   EARNINGS PER SHARE (continued)

                                                                      Three Months Ended
                                                                  ----------------------------
                                                                  March 31,          March 31,
                                                                    2002                2001
                                                                  --------           ---------
                                                             (thousands, except per share amounts)

       Average common stock outstanding                             24,113                23,560

       Incremental shares resulting from
         Stock options (a)                                             721                    13
         Convertible preferred stock                                 1,500                 1,500
                                                                   -------              --------

       Adjusted weighted average shares                             26,334                25,073
                                                                   =======               =======

       Income before extraordinary charge and
         cumulative effect of an accounting change                 $  0.28               $  0.24
       Extraordinary charge                                          (0.16)                    -
       Cumulative effect of an accounting change                      0.05                     -
                                                                   -------            ----------
       Net income                                                  $  0.17               $  0.24
                                                                   =======               =======

(a) The average number of stock options that were not included in the diluted earnings per share calculation because the exercise price was greater than the average market price aggregated 265,300 and 2,111,900 in the three months ended March 31, 2002 and March 31, 2001, respectively.

3.   ACQUISITION

     On July 25, 2001, the Company purchased certain assets and assumed certain liabilities of General Foam Corporation, a manufacturer of polyurethane foam products for the automotive,  industrial,  and home  furnishings  markets,  at a total cost of $18.5 million,  which resulted in goodwill of  approximately  $9.0 million. The business was acquired due to its synergy with the Company's existing business. The assets purchased primarily included inventory and machinery and equipment. The results of the acquired business have been included in the condensed consolidated statement of operations for the three months ended March 31, 2002. The effects of the acquisition on the Company's consolidated financial statements are not material.

4.   EXTRAORDINARY CHARGE AND CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE

     In connection with the refinancing transaction completed on March 25, 2002 (see Note 7), the Company wrote off debt issuance costs associated with the early extinguishment of its long-term debt due to a related party and its revolving credit facility, resulting in an extraordinary charge of $4.2 million, net of income taxes of $0.1 million, in the three months ended March 31, 2002.

       SFAS No. 141 requires that any unamortized deferred credit related to an excess over cost arising from a business combination that occurred before July 1, 2001 to be written off and recognized as the effect of a change in accounting principle. Accordingly, the Company has recorded a $1.3 million credit as the cumulative effect of an accounting change in the three months ended March 31, 2002.

5.   RESTRUCTURING AND OTHER CHARGES

     During the three months ended March 31, 2002, the Company recorded a restructuring credit of $2.1 million related to the reimbursement of certain lease costs and an other charge for certain additional expenses of $0.6 million relating to the 2001 restructuring plan.

     The   following   table  sets  forth  the   components   of  the  Company's
restructuring accruals and activity for the three months ended March 31, 2002:

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.   RESTRUCTURING AND OTHER CHARGES (continued)

                                                              Three Months Ended March  31, 2002
                                             -----------------------------------------------------------------
                                                        Plant Closure    Personnel
                                             Total       and Leases     Reductions     Impairment        Other
                                             -----      -------------   -----------    ----------        -----
                                                                        (millions)
     Balance at December 31, 2001            $25.0          $14.7            $7.8        $    -          $2.5
     Cash receipts (spending)                  0.1            1.7            (0.7)            -          (0.9)
     2002 restructuring charge (credit)       (1.5)          (2.1)             -              -           0.6
                                             -----          -----            ----        ------          ----
     Balance at March 31, 2002               $23.6          $14.3            $7.1        $    -          $2.2
                                             =====          =====            ====        ======          ====

     The Company expects to spend approximately $12.3 million during the twelve months ending March 31, 2003, with the balance to be spent through 2012.

6.   INVENTORIES

     The components of inventory are listed below.

                                        March 31,           December 31,
                                          2002                  2001
                                        ---------           ------------
                                                (thousands)
     Raw materials and supplies         $ 66,211              $53,398
     Work-in-process                      13,179               12,476
     Finished goods                       24,581               23,556
                                        --------              -------
       Total                            $103,971              $89,430
                                        ========              =======

7.   LONG-TERM DEBT

     The components of long-term debt are listed below.

                                                                      March 31,            December 31,
                                                                         2002                  2001
                                                                      --------             ------------
     Foamex L.P. Credit Facility                                              (thousands)
       Term Loan B (1)                                                $ 39,266               $ 76,139
       Term Loan C (1)                                                  35,697                 69,218
       Term Loan D (1)                                                  51,706                100,259
       Term Loan E (1)                                                  16,292                      -
       Term Loan F (1)                                                  19,245                      -
       Revolving credit facility (1)                                         -                125,000
       10 3/4% Senior secured notes due 2009 (2)                       300,000                      -
       9 7/8% Senior subordinated notes due 2007 (2)                   150,000                150,000
       13 1/2% Senior subordinated notes due 2005 (includes
         $6,067 and $6,515 of unamortized debt premium) (2)            104,067                104,515
       Industrial revenue bonds (3)                                      7,000                  7,000
       Other (net of unamortized debt discount of $267 in 2002
         and $281 in 2001)                                               1,904                  2,574
                                                                      --------               --------
                                                                       725,177                634,705

       Less current portion                                                802                  4,023
                                                                      --------               --------

       Long-term debt-unrelated parties                               $724,375               $630,682
                                                                      ========               ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.   LONG-TERM DEBT (continued)

     The components of related party long-term debt are listed below.

                                             March 31,       December 31,
                                               2002             2001
                                             ---------       ------------
                                                   (thousands)
    Note payable to Foam Funding LLC (4)     $      -               $ 31,590

    Less current portion                            -                 14,040
                                             --------               --------

    Long-term debt - related party           $      -               $ 17,550
                                             ========               ========

(1) Subsidiary  debt of Foamex L.P.,  guaranteed  by the Company and FMXI, Inc.
(2) Subsidiary debt of Foamex L.P. and Foamex Capital Corporation.
(3) Subsidiary debt of Foamex L.P.
(4) Subsidiary debt of Foamex Carpet.

     On March 25, 2002, Foamex L.P. and Foamex Capital Corporation issued $300.0 million of 10 3/4% Senior Secured Notes due 2009 (the "Senior Secured Notes") and amended the Foamex L.P. Credit Facility (the "Amended Credit Facility"). Under the Amended Credit Facility, the Company may borrow up to $262.2 million, consisting of $162.2 million of term loans and a $100.0 million revolving credit facility. Net proceeds from the Senior Secured Notes of $280.0 million were used to repay a portion of the debt outstanding under the Foamex L.P. Credit Facility. The $31.6 million note payable to a related party, Foam Funding LLC, was repaid with the initial proceeds of a new term loan under the Amended Credit Facility. Additionally, financial covenants contained in the Amended Credit Facility were adjusted to reflect changes in the capital structure and the current business environment of Foamex L.P. Under the covenants contained in the Senior Secured Notes and the Amended Credit Facility, the Company may spend up to $48.5 million of the proceeds from the Senior Secured Notes to repurchase or redeem some of its senior subordinated notes. To the extent that Foamex L.P.
spends less than $48.5 million towards such repurchase or redemption by September 20, 2002, it is required to repay a portion of its term loans.

     Amended Credit Facility

     The Amended Credit Facility consists of (1) the new revolving credit facility, which is a non-amortizing revolving credit facility provided by a new syndicate of lenders (the "New $100.0 Million Revolving Credit Facility"), which will provide working capital for Foamex L.P. and its subsidiary guarantors and funding for other general corporate purposes, (2) the various term loan facilities under the existing credit agreement, (3) a new Term E Loan in the initial amount of $31.6 million, the proceeds of which were borrowed at closing and used to repay in full the obligations outstanding under the note payable to Foam Funding LLC, and (4) a new Term F Loan in the initial amount of $25.0 million, the proceeds of which were borrowed at closing and used to repay indebtedness outstanding under the existing revolving credit facility. The remaining obligations outstanding under the existing revolving credit facility were repaid with a portion of the proceeds from the issuance of Senior Secured Notes as described below.

     The commitments under the New Revolving Credit Facility are available to Foamex L.P. in the form of (1) revolving credit loans, (2) swing loans (subject to a $20.0 million sublimit) and (3) letters of credit (subject to a $40.0 million sublimit). At March 31, 2002, Foamex L.P. had available borrowings of $79.1 million and letters of credit outstanding of $20.9 million.

     A portion of the net proceeds from the Senior Secured Notes was used to repay a portion of the existing term loans, the Term E Loan and the Term F Loan. Loans made under the New Revolving Credit Facility will mature and the commitments under them will terminate on June 30, 2005. The Term B Loan, the Term E Loan and the Term F Loan will mature on June 30, 2005, the Term C Loan will mature on June 30, 2006 and the Term D Loan will mature on December 29, 2006. Each of the Term Loans will be subject to amortization on a quarterly basis; however, after giving effect to the prepayments of the Term Loans, quarterly amortization payments will commence for the Term B

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.   LONG-TERM DEBT (continued)

Loan, the Term E Loan and the Term F Loan in 2004, for the Term C Loan in 2005 and for the Term D Loan in 2006.

     Foamex L.P. is required to make mandatory prepayments of loans under the Amended Credit Facility with: (1) the net cash proceeds received from sales of assets by Foamex L.P. or certain of its subsidiaries, (2) the net cash proceeds received from certain issuances by Foamex L.P., or any of its subsidiaries of indebtedness for borrowed money or equity interests and (3) 75% of excess cash flow in any fiscal year, such percentage to be reduced to 50% if the ratio of outstanding obligations under the Amended Credit Facility to EBDAIT (as defined) for such fiscal year is reduced to specified levels, subject, in each case, to certain limited exceptions.

     Foamex L.P. is permitted to make voluntary prepayments and/or permanently reduce the commitments under the New Revolving Credit Facility in whole or in part, without premium or penalty, subject to reimbursement of the lenders' redeployment costs in the case of prepayment of LIBO, as defined, rate borrowings, other than at the end of any interest period. All voluntary prepayments of Term Loans will be applied to such tranches of Term Loans as Foamex L.P. may select.

     The Company, FMXI, Inc. and each of Foamex L.P.'s domestic subsidiaries continue to guarantee the repayment of the obligations under the Amended Credit Facility. The Amended Credit Facility is secured by a first-priority lien (subject to permitted liens) on substantially the same collateral that secured the obligations under the prior Foamex L.P. credit facility, which includes substantially all of the Company's material tangible and intangible assets. In addition, all of the partnership interests, all of the capital stock or other equity interests of the Company's domestic subsidiaries (including Foamex Carpet) and 65% of the capital stock or other equity interests of the Company's first-tier foreign subsidiaries are pledged as part of the security for the obligations under the Amended Credit Facility.

     Borrowings under the Amended Credit Facility bear interest at a floating rate based upon (and including a margin over), at our option, (1) the higher of
(a) the funding agent's prime rate and (b) 0.50% in excess of the Federal Reserve reported weighted average overnight rate for federal funds or (2) the higher of (x) 2.50% per annum and (y) the LIBO rate, as defined, as determined by the funding agent. The effective interest rates at March 31, 2002 for Term Loans B, C, D, E and F ranged between 6.25% and 6.63%. There were no revolving loans outstanding at March 31, 2002. The rates increase 25 basis points each quarter that Foamex L.P.'s leverage ratio, as defined, exceeds 5.00 to 1.00. Once the leverage ratio is reduced below this level, the cumulative amount of any 25 basis point adjustment to the interest rates on borrowings are reset to zero. At March 31, 2002, the calculated leverage ratio was 5.1 to 1.00. Accordingly, a 25 basis point rate increase will become effective during the three months ended June 30, 2002.

     The Amended Credit Facility contains affirmative and negative covenants that, subject to certain exceptions, are substantially similar to those contained in the existing credit facility. The Amended Credit Facility also will includes the following financial covenants, as defined therein: (1) a minimum EBDAIT test for the year ended December 31, 2001; (2) a minimum net worth test;
(3) a minimum ratio of EBDAIT to cash interest expense; (4) a minimum ratio of EBDAIT to fixed charges; and (5) a maximum ratio of funded debt to EBDAIT. These covenants are substantially the same as those contained in the prior credit facility with appropriate changes to take into account the issuance of the Senior Secured Notes and the contribution of Foamex Carpet to Foamex L.P. Foamex L.P. was in compliance with the revised covenants at March 31, 2002 to the extent they were applicable. The Amended Credit Facility also requires the refinancing of the 13 1/2% senior subordinated notes on or prior to March 1, 2005.

     The Amended Credit Facility contains events of default including, but not limited to, nonpayment of principal, interest, fees or other amounts when due, violation of covenants, inaccuracy of representations and warranties in any material respect, cross default and cross acceleration to certain other indebtedness, bankruptcy, ERISA, material judgments and change of control. Certain of these events of default are subject to grace periods and materiality qualifications.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.   LONG-TERM DEBT (continued)

     Foamex Carpet Credit Facility

     At December 31, 2001, Foamex Carpet had a revolving credit facility (the "Foamex Carpet Credit Facility"), which provided a commitment of $15.0 million through February 2004. There were no borrowings outstanding under the credit facility at December 31, 2001 and available borrowings totaled $14.8 million with $0.2 million of letters of credit outstanding. The Foamex Carpet Credit Facility was terminated on March 25, 2002 in connection with the refinancing.

10 3/4% Senior Secured Notes

     The 10 3/4% Senior Secured Notes were issued by Foamex L.P. and Foamex Capital Corporation on March 25, 2002 and are due on April 1, 2009. The notes are guaranteed on a senior basis by all of Foamex L.P.'s domestic subsidiaries that guarantee the Amended Credit Facility. The notes are secured on a second-priority basis (subject to permitted liens) on substantially the same collateral that secures the obligations under the Amended Credit Facility. The notes rank equal in right of payment to all senior indebtedness and senior in right of payment to all subordinated indebtedness. Interest is payable April 1 and October 1 beginning October 1, 2002. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after April 1, 2006. The initial redemption is at 105.375% of their principal amount, plus accrued and unpaid interest and liquidated damages, as defined, if any, thereon to the date of redemption and declining annually to 100.0% on or after April 1, 2008. Additionally, on or before April 1, 2005, up to 35.0% of the principal amount of the notes may be redeemed at a redemption price equal to 110.750% of the principal amount, plus accrued and unpaid interest and liquidated damages, as defined, if any, thereon to the date of redemption with the net proceeds of on or more equity offerings.

     Upon the occurrence of change of control, as defined, each holder will have the right to require Foamex L.P. to tender for such notes at a price in cash equal to 101.0% of the aggregate principal amount thereof, plus accrued and unpaid interest and liquidated damages, as defined, if any, if there is such a "change of control".

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

13 1/2% Senior Subordinated Notes

     The 13 1/2% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and are due on August 15, 2005. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable semiannually on February 15 and August 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after August 15, 2000. The initial redemption is at 106.75% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after August 15, 2004. At March 31, 2002 the redemption price is 105.0625% plus accrued and unpaid interest.

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

Industrial Revenue Bonds ("IRBs")

     IRB debt includes a $1.0 million bond that matures in 2005 and a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At March 31, 2002, the interest rate was 1.45% on the $1.0 million bond and 1.60% on the $6.0 million bond. The maximum interest rate for either of the IRBs is 15.0% per annum.

     If Foamex L.P. exercises its option to convert the bonds to a fixed interest rate structure, the IRBs are redeemable at the option of the bondholders. The obligations are collateralized by certain properties, which have an approximate net carrying value of $10.1 million at March 31, 2002.

     Other

     Other debt includes a term loan held by a majority-owned Mexican subsidiary. Quarterly principal payments are due on the term loan through its maturity in May 2002. The interest rate at March 31, 2002 was 6.72%. Also included in other debt is a non-interest bearing promissory note with a principal amount of $1.4 million issued in connection with increasing the Company's interest in an Asian joint venture to 70% in 2001. The promissory note had unamortized discount of $0.3 million at March 31, 2002.

Related Party - Note Payable to Foam Funding LLC

     Foamex Carpet entered into a $70.2 million promissory note payable to Foam Funding LLC, a subsidiary of Trace International Holdings, Inc. ("Trace"). Principal was payable in quarterly installments that began in June 1998 with a final installment in February 2004. Interest was based on a variable rate equal to the sum of 2.25% plus the higher of: (i) the base rate of The Bank of Nova Scotia or (ii) the Federal Funds rate plus 0.5%. At the option of Foamex Carpet, interest payable under the note was convertible into LIBOR based loans plus 3.25%.

     Amounts outstanding were collateralized by all of the assets of Foamex Carpet on a pari passu basis with the Foamex Carpet Credit Facility. All obligations under the note payable to Foam Funding LLC were paid on March 25, 2002.

Debt Covenants

     The indentures, the Foamex L.P. Amended Credit Facility and other indebtedness agreements contain certain covenants that limit, among other things, the ability of the Company's subsidiaries (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interests, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Also, the Company's subsidiaries are required under certain of these agreements to maintain specified financial ratios of which the most restrictive are the maintenance of net worth, interest coverage, fixed charge coverage and leverage ratios, as defined. Under the most restrictive of the distribution restrictions, the Company could be paid by its subsidiaries, as of March 31, 2002, funds only to the extent to enable the Company to meet its tax payment liabilities and its normal operating expenses of up to $1.0 million annually, so long as no event of default has occurred. Foamex L.P. was in compliance with the various financial covenants of its loan agreements as of March 31, 2002.

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

Maturities of Long-Term Debt

     Scheduled maturities of long-term debt are shown below (thousands):

     Nine months ending December 31, 2002                $    802
     2003                                                      19
     2004                                                  33,796
     2005                                                 155,311
     2006                                                  73,449
     Thereafter                                           456,000
                                                         --------
                                                          719,377

     Unamortized debt premium/discount, net                 5,800
                                                         --------

     Total                                               $725,177
                                                         ========

8.   INCOME TAXES

     The effective tax rates in 2002 and 2001 reflect the partial reversal of the deferred income tax asset valuation allowance recognized in 1998. The valuation allowance was reduced to reflect the utilization of Federal loss carryforwards that reduced the current tax component of the Federal tax provision. Additionally, the valuation allowance was reduced to offset the net deferred Federal tax liability generated in 2002 and 2001. At December 31, 2001, the Company had approximately $164.4 million of net operating loss carryforwards for Federal income tax purposes, expiring from 2010 to 2020. The Company has had an ownership change as defined in IRC Section 382. Accordingly, the Company is limited (on an annual basis) as to the amount of its net operating loss utilization.

9.   COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are listed below.

                                                     Three Months Ended
                                                 ----------------------------
                                                 March 31,          March 31,
                                                   2002                2001
                                                 ---------          ----------
                                                         (thousands)
     Net income                                   $4,452              $5,893
     Foreign currency translation adjustments       (169)               (927)
                                                  ------              ------
     Total comprehensive income                   $4,283              $4,966
                                                  ======              ======

10.  SEGMENT RESULTS

     Foam Products manufactures and markets cushioning foams for bedding, furniture, packaging and health care applications and foam-based consumer products, such as mattress pads and children's furniture. Carpet Cushion Products manufactures and distributes rebond, prime, felt and rubber carpet padding. Automotive Products supplies foam products and laminates to major tier one suppliers and original equipment manufacturers. Technical Products

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.  SEGMENT RESULTS (continued)

manufactures and markets reticulated foams and other specialty foams for reservoiring, filtration, gasketing and sealing applications. The "Other" column in the table below represents certain manufacturing operations in Mexico City, corporate expenses not allocated to other business segments and restructuring, impairment and other charges (credits). The restructuring, impairment and other charges (credits) totaled $(1.5) million in the three months ended March 31, 2002 and less than $0.1 million for the three months ended March 31, 2001.

     Segment results are presented below.

                                                    Carpet
                                         Foam       Cushion     Automotive     Technical
                                       Products     Products      Products     Products      Other        Total
                                       --------     --------    ----------     ----------   --------    ---------
                                                                   (thousands)
Three months ended March 31, 2002
Net sales                              $117,482     $52,799     $104,381       $30,929      $8,471      $314,062
Income (loss) from operations             9,946      (2,994)       9,003         6,163         (25)       22,093
Depreciation and amortization             4,071       1,893        1,094           719         503         8,280

Three months ended March 31, 2001
Net sales                              $126,901     $53,684      $84,511       $27,781      $9,030      $301,907
Income (loss) from operations            13,715      (1,368)       4,997         7,914      (1,034)       24,224
Depreciation and amortization             3,923       1,924        1,217           734         476         8,274


11.  RELATED PARTY TRANSACTIONS AND BALANCES

Foam Funding LLC Debt

     During the three months ended March 31, 2002, Foamex Carpet paid $0.7 million of interest and $31.6 million of principal on a note payable to Foam Funding LLC, a subsidiary of Trace.

     During the three months ended March 31, 2001, Foamex Carpet paid $1.1 million of interest and $2.6 million of principal on a note payable to Foam Funding LLC. All obligations under the note payable to Foam Funding LLC were paid on March 25, 2002.

12.  COMMITMENTS AND CONTINGENCIES

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

     Environmental and Health and Safety

     The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, are from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of March 31, 2002, the Company had accruals of approximately $3.0 million for environmental matters.

     The Clean Air Act Amendments of 1990 ("1990 CAA Amendments") provide for the establishment of federal emission standards for hazardous air pollutants including methylene chloride, propylene oxide and TDI, which are used in the manufacturing of foam. The final National Emission Standard for Hazardous Air Pollutants, or "NESHAP," for flexible polyurethane foam production was promulgated on October 7, 1998. The NESHAP required a reduction of approximately 70% of the emission of methylene chloride for the slab stock foam industry effective October 7, 2001. Through the use of alternative technologies, including VPFSM and carbon dioxide, and by shifting current production to facilities which use these alternative technologies, we are in substantial compliance with these regulations. On August 8, 2001, the United States Environmental Protection Agency, or "EPA," proposed a NESHAP for Flexible Polyurethane Foam Fabrication Operations. The proposed NESHAP regulates emissions of methylene chloride and other Hazardous Air Pollutants and restricts air emissions from flame lamination sources. The Company does not believe that this standard, if adopted, will require us to make material expenditures.

                  FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12.  COMMITMENTS AND CONTINGENCIES (continued)

     The Company has reported to the appropriate state authorities that we have found soil and/or groundwater contamination in excess of state standards at certain locations. Seven sites are currently in various stages of investigation or remediation. Accordingly, the extent of contamination and the ultimate liability is not known with certainty for all sites. As of March 31, 2002, the Company had accruals of $2.5 million for the estimated cost of remediation, including professional fees and monitoring costs, for these sites. During 2000, we reached an indemnification agreement with the former owner of the Morristown, Tennessee facility. The agreement allocates the incurred and future remediation costs between the former owner and the Company. The estimated allocation of future costs for the remediation of this facility is not significant, based on current known information. The former owner was Recticel Foam Corporation, a subsidiary of Recticel.

     The Company has either upgraded or closed all underground storage tanks at our facilities in accordance with applicable regulations.

     The Comprehensive Environmental Response, Compensation and Liability Act, or "CERCLA," and comparable state laws impose liability without fault for the costs of cleaning up contaminated sites on certain classes of persons that contributed to the release of hazardous substances into the environment at those sites, for example, by generating wastes containing hazardous substances which were disposed at such sites. We are currently designated as a Potentially Responsible Party, or "PRP," by the EPA or by state environmental agencies or other PRPs, pursuant to CERCLA or analogous state statutes, with respect to eight sites. Estimates of total cleanup costs and fractional allocations of liability are often provided by the EPA, the state environmental agency or the committee of PRPs with respect to the specified site. Based on these estimates (to the extent available) and on known information, in each case and in the aggregate, the Company's liability is not considered to be significant.

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

     During the fourth quarter of 2001, the Company discovered that some mattresses containing foam supplied by the Company had a discernible odor. The cause of the odor was traced to chemicals from one supplier used in the manufacture of the foam. The supplier has advised the Company that the odor was attributable to a change in its chemical manufacturing process, which has since been corrected. The Company received claims from some of its customers for costs purportedly associated with the odorous foam, and has reached agreement with this chemical supplier regarding the terms of and manner in which this supplier will reimburse the Company for certain obligations it may have to its customers relating to these claims, as well as for certain internal costs. Under this agreement, this supplier will pay the Company a fixed sum in exchange for eliminating certain future claims the Company may have against this supplier and the Company is obligated to indemnify this supplier for certain claims that may be brought against it by others, including the Company's customers. The ultimate amounts of these third party claims and the amount of the Company's internal costs are uncertain. The Company cannot be certain that this supplier's payments will be sufficient to cover all payments it may be required to make to third parties in respect of their claims, to cover all of the Company's related internal costs or that the Company's indemnification obligations to this supplier will not

                  FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


12.  COMMITMENTS AND CONTINGENCIES (continued)

be material. Consequently, there can be no assurance that these claims and costs will not have a material adverse effect on our consolidated financial position, results of operations and cash flows.

13.  SUBSEQUENT EVENTS

     In April 2002, the Company was informed that the period for the objectors to the settlement of the Delaware Action to appeal had expired without an appeal filed (see Note 12). The Company subsequently received insurance proceeds pursuant to the settlement. After the payment of certain expenses, the Company will record income from the settlement proceeds of $0.9 million in the three months ending June 30, 2002.

     Effective May 1, 2002, the Company completed a series of interest rate swap transactions with notional amounts aggregating $300.0 million. These transactions will be accounted for as fair value hedges of the Company's 10 3/4% Senior Secured Notes due April 1, 2009 (see Note 7). The effect of these interest rate swap transactions is to convert the fixed interest rate on the senior secured notes to floating rates set twice per year to correspond with the interest payment dates for the 10 3/4% Senior Secured Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

                                                   Carpet
                                         Foam      Cushion     Automotive     Technical
                                       Products    Products      Products     Products       Other       Total
                                       --------    ---------   -----------    ----------    -------     --------
                                                                   (thousands)
Three months ended March 31, 2002
Net sales                              $117,482     $52,799     $104,381       $30,929      $8,471      $314,062
Income (loss) from operations             9,946      (2,994)       9,003         6,163         (25)       22,093
Depreciation and amortization             4,071       1,893        1,094           719         503         8,280
Income (loss) from operations
   as a percentage of net sales            8.5%       (5.7%)        8.6%         19.9%         n.m.*        7.0%

Three months ended March 31, 2001
Net sales                              $126,901     $53,684      $84,511       $27,781      $9,030      $301,907
Income (loss) from operations            13,715      (1,368)       4,997         7,914      (1,034)       24,224
Depreciation and amortization             3,923       1,924        1,217           734         476         8,274
Income (loss) from operations
   as a percentage of net sales           10.8%       (2.5%)        5.9%         28.5%         n.m.*        8.0%

* not meaningful

Income from Operations

     Net sales for the three months ended March 31, 2002 increased 4.0% to $314.1 million from $301.9 million in the three months ended March 31, 2001. The increase was primarily attributable to improved sales in the Automotive Products and Technical Products segments, partially offset by decreases in Foam Products and Carpet Cushion Products. The improvement in sales partially reflected the impact of sales related to the acquisition, discussed in Note 3 to the condensed consolidated financial statements.

     The gross profit margin was 12.2% in the three months ended March 31, 2002 compared to 13.6% in the comparable 2001 period. Certain contract payments had the impact of reducing the 2002 gross profit margin percentage by 0.8%. In addition, the gross profit margin for carpet cushion products declined by 56.0% when compared to the 2001 period. Selling, general and administrative expenses increased 4.5%, primarily due to increased professional fees, partially offset by reduced goodwill amortization.

     Income from operations for the three months ended March 31, 2002 was $22.1 million, which represented a 8.8% decrease from the $24.2 million reported during the comparable 2001 period. Results included restructuring, impairment and other credits of $1.5 million in 2002 and charges of less than $0.1 million in 2001. Restructuring, impairment and other charges (credits) recorded during 2002 are discussed under "Other" below. Excluding the restructuring, impairment and other charges (credits) for comparison purposes, income from operations was $20.6 million in the three months ended March 31, 2002 compared to $24.3 million in the comparable 2001 period. On this basis, income from operations was 6.5% of net sales in 2002 compared to 8.0% of net sales in 2001.

     Foam Products

     Foam Products net sales for the three months ended March 31, 2002 decreased 7.4% to $117.5 million from $126.9 million in the comparable 2001 period. The decrease primarily reflected the reduction in business from a major bedding manufacturer and the slow recovery of sales after an odor issue in late 2001. Income from operations decreased 27.5%, to $9.9 million in the three months ended March 31, 2002 from $13.7 million in the comparable 2001 period. Income from operations was reduced by unusually high manufacturing costs as the Company adjusted foam formulations and plant procedures to protect customers from further odor concerns. Income from operations was 8.5% of net sales in 2002, down from 10.8% in 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the three months ended March 31, 2002 decreased 1.6% to $52.8 million from $53.7 million in the comparable 2001 period. The Company was able to increase its market share in spite of market weakness and nearly overcome the loss of sales to one large retail customer that exited the carpet business. Sales declines and higher costs of scrap foam produced a loss from operations of $3.0 million in the three months ended March 31, 2002 compared to a $1.4 million loss in the comparable 2001 period. The loss from operations represented 5.7% of net sales in 2002 and 2.5% of net sales in 2001.

     Automotive Products

     Automotive Products net sales for the three months ended March 31, 2002 increased 23.5% to $104.4 million from $84.5 million in the comparable 2001 period. The improvement primarily reflected a continued high build rate for new cars and new product programs. Higher sales translated into a 80.2% increase in income from operations, to $9.0 million in the 2002 period from $5.0 million in the 2001 period. Income from operations represented 8.6% of net sales in 2002 and 5.9% of net sales in 2001.

     Technical Products

     Net sales for Technical Products in the three months ended March 31, 2002 increased 11.3% to $30.9 million from $27.8 million in the comparable 2001 period. Higher sales primarily reflected sales from the acquisition, discussed in Note 3 to the condensed consolidated financial statements. Income from operations decreased 22.1% to $6.2 million in the 2002 period compared to $7.9 million in the 2001 period. The decrease was due to lower value shipment mix as there were fewer sales to the technology industry. Income from operations represented 19.9% of net sales in 2002 compared to 28.5% in 2001.

     Other

     Other primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to business segments and restructuring, impairment and other charges (credits). The decrease in net sales associated with this segment primarily resulted from the Company's Mexico City operation. The loss from operations was less than $0.1 million in the three months ended March 31, 2002 and included restructuring, impairment and other charges
(credits), discussed below. The $1.0 million loss from operations in the first quarter of 2001 also included restructuring and other charges, discussed below.

     During the three months ended March 31, 2002, the Company recorded restructuring, impairment and other credits of $1.5 million, primarily from the reimbursement of certain lease costs.

     During the three months ended March 31, 2001, the Company recorded restructuring and other charges of $0.3 million for changes in estimates for previously recognized restructuring plans.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $14.3 million in the three months ended March 31, 2002, which represented a 17.5% decrease from the comparable 2001 period expense of $17.3 million. The decrease was attributable to lower average debt levels and lower effective interest rates. As discussed in Note 7 to the condensed consolidated financial statements, a provision of the Amended Credit Facility requires an incremental interest rate margin adjustment based on the debt leverage ratio, as defined. During the three months ended June 30, 2002, interest expense will increase from a 25 basis point adjustment.

     Income from Equity Interest in Joint Venture

     The income from an equity interest in an Asian joint venture was $0.7 million for the three months ended March 31, 2002 compared to income of $0.3 million in the comparable 2001 period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Income Tax Expense

     The effective tax rates in 2002 and 2001 reflected the partial reversal of the deferred income tax asset valuation allowance recognized in 1998. The valuation allowance was reduced to reflect the utilization of Federal loss carryforwards that reduced the current tax component of the Federal tax provision. Additionally, the valuation allowance was reduced to offset the net deferred Federal tax liability generated in 2001 and 2000. At December 31, 2001, the Company had approximately $164.4 million of net operating loss carryforwards for Federal income tax purposes, expiring from 2010 to 2020. The Company has had an ownership change as defined in IRC Section 382. Accordingly, the Company is limited (on an annual basis) as to the amount of its net operating loss utilization.

     Liquidity and Capital Resources

     The Company's operations are conducted through its wholly-owned subsidiary, Foamex L.P. The liquidity requirements of the Company consist primarily of the operating cash requirements of Foamex L.P.

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

     Cash and cash equivalents were $34.2 million at March 31, 2002 compared to $15.1 million at December 31, 2001. Working capital at March 31, 2002 was $127.4 million and the current ratio was 1.6 to 1 compared to working capital at December 31, 2001 of $65.0 million and a current ratio of 1.3 to 1. The increase in working capital is primarily due to the refinancing completed on March 25, 2002 and increases in accounts receivable and inventories.

     Total debt at March 31, 2002 was $725.2 million, up $58.9 million from December 31, 2001. As of March 31, 2002, there were no revolving credit borrowings under the Foamex L.P. credit facility with $79.1 million available for borrowings and $20.9 million of letters of credit outstanding. Foamex Canada Inc. ("Foamex Canada") did not have any outstanding borrowings as of March 31, 2002 under Foamex Canada's revolving credit agreement, with unused availability of approximately $5.0 million. The increased debt balance reflects the issuance of $300.0 million of 10 3/4% Senior Secured Notes due 2009 on March 25, 2002, offset by $231.5 million of debt repayments from proceeds of the offering.

     The Company anticipates that it will continue to comply with the quarterly financial covenants contained in its Amended Credit Facility and other debt agreements. Management's current business plans anticipate customer selling price management in response to raw material cost changes, improved working capital management, comparable capital expenditures to the prior year, successful implementation of on-going cost savings initiatives and improved operating efficiencies. The achievement of the business plans are necessary for compliance with the various financial covenants for the remainder of 2002 and prospectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Cash Flow from Operating Activities

     Cash used by operating activities in the three months ended March 31, 2002 was $24.9 million compared to cash provided of $12.2 million in the three months ended March 31, 2001. Accounts receivable and inventories increased by $13.6 million and $14.5 million, respectively, in the three months ended March 31, 2002.

     Cash Flow from Investing Activities

     Cash used for investing activities totaled $6.4 million for the three months ended March 31, 2002. Cash requirements included capital expenditures of $6.4 million. In the three months ended March 31, 2001, cash flow used for investing activities was $5.9 million, which included $5.8 million of capital expenditures. The estimated capital expenditures for the full year 2002 are expected to be less than $25.0 million.

     Cash Flow from Financing Activities

     Cash provided by financing activities was $50.4 million for the three months ended March 31, 2002 compared to cash used of $7.5 million in the comparable period of 2001. The Company completed the offering of $300.0 million of senior secured notes on March 25, 2002. The Company used the $280.0 million of net proceeds from these notes and $56.6 million of new term loans to repay revolving loans of $125.0 million, term loans of $140.0 million and long-term debt to a related party of $31.6 million. Cash requirements for the 2001 period, primarily reflected debt repayments, partially offset by an increase in cash overdrafts.

     Environmental Matters

     The Company is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with the Company's compliance with such laws and regulations did not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by the Company in connection with environmental matters as of March 31, 2002 was $3.0 million. Although it is possible that new information or future developments could require the Company to reassess its potential exposure to all pending environmental matters, including those described in Note 12 to the Company's condensed consolidated financial statements, the Company believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position.

     Market Risk

     The Company's debt securities with variable interest rates are subject to market risk for changes in interest rates. On March 31, 2002, indebtedness with variable interest rates aggregated $169.9 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $1.7 million.

     Forward-Looking Statements

     This report contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     Accounting Changes

     During 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") was issued. SFAS No. 141 addresses financial accounting and reporting for business combinations and limits the accounting for business combinations to the purchase method. The statement was effective for all business combinations, including the acquisition discussed in Note 3 to the condensed consolidated financial statements, with an acquisition date of July 1, 2001, or later. SFAS No. 141 also requires that any unamortized deferred credit related to an excess over cost arising from a business combination that occurred before July 1, 2001 to be written off and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

recognized as the effect of a change in accounting principle.

     During 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") was issued. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. A key change as a result of implementing SFAS No. 142 is that goodwill and certain other intangibles are no longer amortized but will be periodically assessed for impairment, and as a result there may be more volatility in the reported results than under the previous standard because impairment losses are likely to occur irregularly and in varying amounts. Any impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS No. 142 will be reported as resulting from a change in accounting principle. Any goodwill and intangible assets acquired after June 30, 2001, including the acquisition discussed in Note 3, are subject to the nonamortization and amortization provisions of SFAS No. 142. The other provisions of SFAS No. 142 were adopted by the Company on January 1, 2002. The Company continued to evaluate SFAS No. 142 and has not yet determined the complete impact. The three months ended March 31, 2001 included goodwill amortization of $1.5 million. On a pro forma basis, net income and diluted earnings per share for the three months ended March 31, 2001 would have been $7.4 million and $0.29, respectively, if SFAS No. 142 had been adopted as of January 1, 2001.

     Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") was issued in 2001. SFAS No. 144 provides a single approach for measuring the impairment of long-lived assets, including a segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. SFAS No. 144 became effective on January 1, 2002. The Company has determined the impact of SFAS No. 144 to be not material.

     During 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations ("SFAS No. 143") was issued. SFAS No. 143 requires the recognition of a liability for the estimated cost of disposal as part of the initial cost of a long-lived asset and will be effective in 2003. The Company is evaluating the statement and has not determined the impact of SFAS No. 143.

     On April 30, 2002, Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145") was issued. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. Early application of the provisions of this Statement related to the rescission of Statement 4 is encouraged. The Company expects that adoption of this Statement in 2003 will result in a reclassification of the extraordinary charge recorded during the three months ended March 31, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See the "Market Risk" section under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II - Other Information.

Item 1.    Legal Proceedings.

           Reference is made to the description of the legal proceedings contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The information from Notes 12 and 13 to the condensed consolidated financial statements is incorporated herein by reference.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)  Exhibits

3.2.6    - Fifth Amendment to the Partnership Agreement, dated March 25, 2002.
3.7.2    - Certification of Formation of Foamex Carpet Cushion LLC.
3.7.3    - Certification of Conversion of Foamex Carpet Cushion, Inc.
3.7.4    - Amended and Restated Limited Liability Company Operating Agreement of
           Foamex Carpet Cushion LLC, dated March 25, 2002.
4.1.4    - Third  Supplemental  Indenture,  dated as of March 25, 2002,  between
           Foamex Carpet Cushion LLC and The Bank of New York, as trustee, relating to the 9 7/8% Notes.
4.2.3    - Second  Supplemental  Indenture,  dated as of March 25, 2002, between
           Foamex Carpet Cushion LLC and The Bank of New York, as trustee.
4.3.1    - Indenture,  dated as of March 25,  2002,  by  and among  Foamex L.P.,
           Foamex Capital Corporation, each of the Subsidiary Guarantors and U.S. Bank National Association, as trustee relating to $300,000,000 principal amount of 10 3/4% Senior Secured Notes due 2009 ("10 3/4% Notes"), including form of Senior Secured Note and Subsidiary Guaranty.
4.3.2    - Pledge and Security  Agreement,  dated as of March 25, 2002,  made by
           Foamex L.P. and U.S. Bank National Association, as Collateral Agent.
4.3.3    - Patent Security Agreement, dated as of March 25, 2002, by Foamex L.P.
           in favor of U.S. Bank National Association, as Collateral Agent.
4.3.4    - Trademark Security  Agreement,  dated as of March 25, 2002, by Foamex
           L.P. in favor of U.S. Bank National Association, as Collateral Agent.
4.3.5    - Copyright Security  Agreement,  dated as of March 25, 2002, by Foamex
           L.P. in favor of U.S. Bank National Association, as Collateral Agent.
4.3.6    - Registration  Rights Agreement,  dated as of March 25, 2002,  between
           Foamex L.P. and FCC, the issuers, and Credit Suisse First Boston Corporation, Salomon Smith Barney, and Scotia Capital (USA) Inc., the purchasers.
4.4.2.1  - Third Amended and Restated Foamex International Guaranty, dated as of
           March 25, 2002, made by Foamex International in favor or Citicorp USA, Inc., as Collateral Agent.
4.4.3    - Amended and Restated  Guaranty,  dated as of March 25, 2002,  made by
           FMXI and the Subsidiary Guarantors in favor of Citicorp USA, Inc., as Collateral Agent, each Lender, each Issuing Bank and each other holder of an Obligation.
4.4.4    - Amended and Restated Pledge and Security Agreement, dated as of March
           25, 2002, made by, Foamex International, FMXI, Foamex L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.5    - Patent Security Agreement, dated as of March 25, 2002, made by Foamex
           L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.6    - Trademark  Security  Agreement,  dated as of March 25, 2002,  made by
           Foamex L.P. and Foamex Carpet Cushion LLC in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.7    - Copyright  Security  Agreement,  dated as of March 25, 2002,  made by
           Foamex L.P. in favor of Citicorp USA, Inc. as Collateral Agent.

4.10.11  - Credit Agreement, dated June 12, 1997, as  amended and restated as of
           February 27, 1998, as further amended and restated as of June 29, 1999 and as further amended and restated as of March 25, 2002 among Foamex L.P., FMXI, the institutions from time to time party thereto as lenders, the institutions from time to time party thereto as issuing banks and Citicorp USA, Inc. and the Bank of Nova Scotia as Administrative Agents.
4.10.12  - Intercreditor  Agreement,  dated  as of March 25, 2002,  by and among
           Citicorp USA, Inc., as Senior Agent, U.S. Bank National Association, as trustee and collateral agent under the Indenture for the 10 3/4% Notes and Foamex L.P.

           (b) The Company filed the following Current Reports on Form 8-K for the quarter ended March 31, 2002:

               On March 7, 2002, a report under Item 5, Other Events concerning the proposed offering by Foamex L.P. and Foamex Capital Corporation of $200 million of senior secured notes. The report also included pro forma financial information under Item 9, Regulation FD Disclosure.

               On March 22, 2002, a report under Item 5, Other Events concerning the proposed offering by Foamex L.P. and Foamex Capital Corporation of $300 million of 10 3/4% Senior Secured Notes due 2009. The report also included pro forma financial information under Item 9, Regulation FD Disclosure.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FOAMEX INTERNATIONAL INC.


Date:  May 15, 2002                       By:   /s/ Michael D. Carlini
                                                -----------------------------
                                                Michael D. Carlini
                                                Senior Vice President -
                                                Finance  and Chief
                                                Accounting Officer