Form 10-Q
period 2002-06-30
FOAMEX INTERNATIONAL INC
filed 2002-08-14
CIK 912908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

The number of shares of the registrant's common stock outstanding as of August 8, 2002 was 24,349,301.

                            FOAMEX INTERNATIONAL INC.

                                      INDEX

                                                                                                         Page
Part I.  Financial Information
         Item 1.  Financial Statements.

              Condensed Consolidated Statements of Operations (unaudited) - Three Months and
                Six Months Ended June 30, 2002 and June 30, 2001                                           3

              Condensed Consolidated Balance Sheets as of June 30, 2002 (unaudited) and
                and December 31, 2001                                                                      4

              Condensed Consolidated Statements of Cash Flows (unaudited) - Six Months
                Ended June 30, 2002 and June 30, 2001                                                      5

              Notes to Condensed Consolidated Financial Statements (unaudited)                             6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.                                                                          21

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                             29

Part II. Other Information

         Item 1.  Legal Proceedings.                                                                      30

         Item 2.  Changes in Securities.                                                                  30

         Item 4.  Submission of Matters to a Vote of Security Holders.                                    30

         Item 6.  Exhibits and Reports on Form 8-K.                                                       30

Signatures                                                                                                32

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                Three Months Ended             Six Months Ended
                                                            -------------------------     -------------------------
                                                             June 30,       June 30,       June 30,        June 30,
                                                                2002           2001           2002            2001
                                                            -----------    -----------    -----------     ---------
                                                                              (thousands, except per share amounts)
NET SALES                                                    $345,898       $314,261       $659,960        $616,168

COST OF GOODS SOLD                                            300,512        264,365        576,336         525,096
                                                             --------       --------       --------        --------

GROSS PROFIT                                                   45,386         49,896         83,624          91,072

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                     21,796         21,055         39,479          37,978

RESTRUCTURING, IMPAIRMENT AND OTHER
   CHARGES (CREDITS)                                                -            (77)        (1,538)            (48)
                                                             --------       --------       --------        --------

INCOME FROM OPERATIONS                                         23,590         28,918         45,683          53,142

INTEREST AND DEBT ISSUANCE EXPENSE                             17,338         16,249         31,643          33,597

INCOME FROM EQUITY INTEREST IN JOINT VENTURE                      398            324          1,128             663

OTHER EXPENSE, NET                                                (27)          (390)          (237)           (552)
                                                             --------       --------       --------        --------

INCOME BEFORE PROVISION (BENEFIT) FOR
   INCOME TAXES                                                 6,623         12,603         14,931          19,656

PROVISION (BENEFIT) FOR INCOME TAXES                          (74,822)         1,983        (73,851)          3,143
                                                             --------       --------       --------        --------

INCOME BEFORE EXTRAORDINARY CHARGE AND
   CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                   81,445         10,620         88,782          16,513

EXTRAORDINARY CHARGE, NET OF INCOME TAXES                           -              -         (4,204)              -

CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                           -              -          1,319               -
                                                             --------       --------       --------        --------

NET INCOME                                                   $ 81,445       $ 10,620       $ 85,897        $ 16,513
                                                             ========       ========       ========        ========

EARNINGS PER SHARE - BASIC
   INCOME BEFORE EXTRAORDINARY CHARGE AND
     CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE               $  3.35        $   0.45       $   3.67        $   0.70
   EXTRAORDINARY CHARGE, NET OF INCOME TAXES                       -               -          (0.17)              -
   CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                       -               -           0.05               -
                                                             -------        --------       --------        --------
   NET INCOME                                                $  3.35        $   0.45       $   3.55        $   0.70
                                                             =======        ========       ========        ========

EARNINGS PER SHARE - DILUTED
   INCOME BEFORE EXTRAORDINARY CHARGE AND
     CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE               $  3.04        $   0.42       $   3.34        $   0.66
   EXTRAORDINARY CHARGE, NET OF INCOME TAXES                       -               -          (0.16)              -
   CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                       -               -           0.05               -
                                                             -------        --------       --------        --------
   NET INCOME                                                $  3.04        $   0.42       $   3.23        $   0.66
                                                             =======        ========       ========        ========

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC                     24,282          23,569         24,198          23,565
                                                             =======        ========       ========        ========

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED                   26,783          25,265         26,559          25,170
                                                             =======        ========       ========        ========


          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       June 30, 2002     December 31, 2001
                                                                                       ------------     -----------------
ASSETS                                                                                   (unaudited)
CURRENT ASSETS                                                                            (thousands, except share data)
   Cash and cash equivalents                                                            $  54,174            $ 15,064
   Accounts receivable, net of allowances of $8,795 in 2002 and $10,940 in 2001           199,679             173,461
   Inventories                                                                            106,482              89,430
   Deferred income taxes                                                                    8,522                 375
   Other current assets                                                                    25,405              32,935
                                                                                        ---------            --------
       Total current assets                                                               394,262             311,265
                                                                                        ---------            --------

Property, plant and equipment                                                             408,528             407,204
Less accumulated depreciation                                                            (213,830)           (206,407)
                                                                                        ---------            --------
   NET PROPERTY, PLANT AND EQUIPMENT                                                      194,698             200,797

COST IN EXCESS OF NET ASSETS ACQUIRED, net of accumulated
   amortization of $35,247 in 2002 and $34,855 in 2001                                    197,456             208,184

DEBT ISSUANCE COSTS, net of accumulated
   amortization of $10,658 in 2002 and $14,643 in 2001                                     37,166              13,690

DEFERRED INCOME TAXES                                                                      88,620                   -

OTHER ASSETS                                                                               31,436              33,026
                                                                                        ---------            --------

TOTAL ASSETS                                                                            $ 943,638            $766,962
                                                                                        =========            ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Current portion of long-term debt                                                    $     588            $  4,023
   Current portion of long-term debt - related party                                            -              14,040
   Accounts payable                                                                       119,510             128,852
   Accrued employee compensation and benefits                                              24,158              25,858
   Accrued interest                                                                        15,829               8,946
   Accrued customer rebates                                                                15,160              21,869
   Cash overdrafts                                                                         46,367               4,073
   Other accrued liabilities                                                               28,937              38,555
                                                                                        ---------            --------
       Total current liabilities                                                          250,549             246,216

LONG-TERM DEBT                                                                            723,707             630,682
LONG-TERM DEBT - RELATED PARTY                                                                  -              17,550
OTHER LIABILITIES                                                                          50,376              53,260
                                                                                        ---------            --------
       Total liabilities                                                                1,024,632             947,708
                                                                                        ---------            --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Preferred Stock, par value $1.00 per share:
     Authorized 5,000,000 shares
     Issued 15,000 shares - Series B in 2002 and 2001                                          15                  15
   Common Stock, par value $.01 per share:
     Authorized 50,000,000 shares
     Issued 27,833,486 shares in 2002 and 27,260,441 shares in 2001                           278                 273
   Additional paid-in capital                                                             101,887              97,668
   Accumulated deficit                                                                   (120,647)           (206,544)
   Accumulated other comprehensive loss                                                   (25,526)            (35,157)
   Common stock held in treasury, at cost:
     3,489,000 shares in 2002 and 2001                                                    (27,780)            (27,780)
   Shareholder note receivable                                                             (9,221)             (9,221)
                                                                                        ---------            --------
       Total stockholders' deficiency                                                     (80,994)           (180,746)
                                                                                        ---------            --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                          $ 943,638            $766,962
                                                                                        =========            ========

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                         Six Months Ended
                                                                                  ---------------------------
                                                                                    June 30,       June 30,
                                                                                      2002           2001
                                                                                  -----------     ---------
                                                                                           (thousands)
OPERATING ACTIVITIES
   Net income                                                                     $ 85,897         $ 16,513
   Adjustments to reconcile net income to net cash provided
     by (used for) operating activities:
     Extraordinary charge on extinguishment of debt                                  4,324                -
     Cumulative effect of accounting change                                         (1,319)               -
     Depreciation and amortization                                                  16,231           16,574
     Amortization of debt issuance costs, debt premium
        and debt discount                                                            2,065              578
     Gain on disposition of assets                                                       -             (178)
     Deferred income taxes                                                         (77,334)               -
     Other operating activities                                                         88            3,337
     Changes in operating assets and liabilities, net                              (58,617)          (7,198)
                                                                                  --------         --------

         Net cash provided by (used for) operating activities                      (28,665)          29,626
                                                                                  --------         --------

INVESTING ACTIVITIES
   Capital expenditures                                                            (10,085)         (12,481)
   Proceeds from sale of assets                                                          -              552
   Other investing activities                                                       (1,027)            (511)
                                                                                  --------         --------

         Net cash used for investing activities                                    (11,112)         (12,440)
                                                                                  --------         --------

FINANCING ACTIVITIES
   Repayments of revolving loans                                                  (125,000)         (14,653)
   Proceeds from long-term debt                                                    356,590                -
   Repayments of long-term debt                                                   (141,394)          (5,042)
   Repayments of long-term debt - related party                                    (31,590)          (5,265)
   Increase in cash overdrafts                                                      42,294            5,010
   Debt issuance costs                                                             (25,491)               -
   Other financing activities                                                        3,478               66
                                                                                  --------         --------

         Net cash provided by (used for) financing activities                       78,887          (19,884)
                                                                                  --------         --------

Net increase (decrease) in cash and cash equivalents                                39,110           (2,698)

Cash and cash equivalents at beginning of period                                    15,064            4,890
                                                                                  --------         --------

Cash and cash equivalents at end of period                                        $ 54,174         $  2,192
                                                                                  ========         ========

Supplemental Information:
   Cash paid for interest                                                         $ 22,845         $ 34,108
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

Accounting Changes - Business Combinations

     Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") addresses financial accounting and reporting for business combinations and limits the accounting for business combinations to the purchase method. The statement was effective for all business combinations, including the acquisition discussed in Note 3, with an acquisition date of July 1, 2001 or later. SFAS No. 141 also requires that any unamortized deferred credit related to an excess over cost arising from a business combination that occurred before July 1, 2001 be written off and recognized as the effect of a change in accounting principle.

Accounting Changes - Goodwill and Other Intangible Assets

     Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") addresses financial accounting and reporting for acquired goodwill and other intangible assets. A key change as a result of implementing SFAS No. 142 is that goodwill and certain other intangibles are no longer amortized but will be periodically assessed for impairment, and as a result there may be more volatility in the reported results than under the previous standard because impairment losses are likely to occur irregularly and in varying amounts. Any impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS No. 142 will be reported as resulting from a change in accounting principle. Any goodwill and intangible assets acquired after June 30, 2001, including the acquisition discussed in Note 3, are subject to the nonamortization and amortization provisions of SFAS No. 142. The other provisions of SFAS No. 142 were adopted by the Company on January 1, 2002. The three months and six months ended June 30, 2001 included goodwill amortization of $1.5 million and $3.0 million, respectively. On a pro forma basis, net income and diluted earnings per share for the three months and six months ended June 30, 2001 would have been $12.1 million and $19.5 million and $0.48 and $0.77, respectively, if SFAS No. 142 had been adopted as of January 1, 2001.

     As SFAS No. 142 provides a six-month transitional period from the effective date to perform an assessment of whether there is an indication that goodwill is impaired, the Company completed this assessment in the second quarter. Step one of the transitional impairment test uses a fair value methodology, which differs from the undiscounted cash flow methodology that continues to be used for intangible assets with an identifiable life. The Company identified six reporting units during the second quarter and performed step one of the transitional impairment test on each of the reporting units. Based on the results of step one of the transitional impairment test, the Company has identified one reporting unit in the Foam Products segment and one reporting unit in the Carpet Cushion Products segment, for which the carrying value exceeded the fair values as at January 1, 2002, indicating a

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION (continued)

potential impairment of goodwill in those reporting units. Step two of the transitional impairment test, to determine the magnitude of any goodwill impairment, is expected to be completed by the end of the third quarter of 2002. Any resulting impairment loss will be recorded as a cumulative effect of a change in accounting principle, retroactive to the Company's first quarter results of operations in accordance with the transitional implementation guidance of SFAS No. 142. Because the determination of whether there is an impairment of the Company's goodwill will be completed by the end of the third quarter of 2002 and will involve many aspects of analyses which have not yet been undertaken, the amount of any write down cannot be reliably predicted at this time.

Accounting Changes - Impairment or Disposal of Long-Lived Assets

     Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") provides a single approach for measuring the impairment of long-lived assets, including a segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. SFAS No. 144 became effective January 1, 2002. The Company has determined the impact of initial adoption of SFAS No. 144 to be not material.

Future Accounting Changes - Asset Retirement Obligations

     Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") requires the recognition of a liability for the estimated cost of disposal as part of the initial cost of a long-lived asset and will be effective in 2003. The Company is evaluating the statement and has not determined the impact of SFAS No. 143.

Future Accounting Changes - Extinguishment of Debt

     On April 30, 2002, Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145") was issued. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. Early application of the provisions of this Statement related to the rescission of Statement 4 is encouraged. The Company expects that adoption of this Statement in 2003 will result in a reclassification of the extraordinary charge recorded during the six months ended June 30, 2002.

Future Accounting Changes - Costs Associated with Exit or Disposal Activities

     Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146") was issued in June 2002. SFAS No. 146 revises the accounting and reporting for costs associated with exit or disposal activities to be recognized when a liability for such cost is incurred rather than when an entity commits to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 does not impact previously recorded liabilities under EITF 94-3 and therefore the initial adoption of this standard will not have a material effect on the financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2.   EARNINGS PER SHARE

     The following table shows the amounts used in computing earnings per share.

                                                           Three Months Ended                Six Months Ended
                                                        -------------------------     --------------------------
                                                        June 30,         June 30,       June 30,        June 30,
                                                           2002            2001           2002            2001
                                                        ----------      ---------     ----------      ----------
                                                                          (thousands, except per share amounts)
     Basic earnings per share:
       Income before extraordinary charge and
         cumulative effect of an accounting change       $81,445         $10,620        $88,782        $16,513
       Extraordinary charge                                    -               -         (4,204)             -
       Cumulative effect of an accounting change               -               -          1,319              -
                                                         -------         -------        -------        -------
       Net income                                        $81,445         $10,620        $85,897        $16,513
                                                         =======         =======        =======        =======

       Average common stock outstanding                   24,282          23,569         24,198         23,565
                                                         =======         =======        =======        =======

       Income before extraordinary charge and
         cumulative effect of an accounting change       $  3.35         $  0.45        $  3.67        $  0.70
       Extraordinary charge                                    -               -          (0.17)             -
       Cumulative effect of an accounting change               -               -           0.05              -
                                                         -------         -------        -------        -------
       Net income                                        $  3.35         $  0.45        $  3.55        $  0.70
                                                         =======         =======        =======        =======

       Diluted earnings per share:
       Income before extraordinary charge and
         cumulative effect of an accounting change       $81,445         $10,620        $88,782        $16,513
       Extraordinary charge                                    -               -         (4,204)             -
       Cumulative effect of an accounting change               -               -          1,319              -
                                                         -------         -------        -------        -------
       Net income                                        $81,445         $10,620        $85,897        $16,513
                                                         =======         =======        =======        =======

       Average common stock outstanding                   24,282          23,569         24,198         23,565

       Incremental shares resulting from
         Stock options (a)                                 1,001             196            861            105
         Convertible preferred stock                       1,500           1,500          1,500          1,500
                                                         -------         -------        -------        -------

       Adjusted weighted average shares                   26,783          25,265         26,559         25,170
                                                         =======         =======        =======        =======

       Income before extraordinary charge and
         cumulative effect of an accounting change       $  3.04         $  0.42        $  3.34        $  0.66
       Extraordinary charge                                    -               -          (0.16)             -
       Cumulative effect of an accounting change               -               -           0.05              -
                                                         -------         -------        -------        -------
       Net income                                        $  3.04         $  0.42        $  3.23        $  0.66
                                                         =======         =======        =======        =======

(a) The average number of stock options that were not included in the diluted earnings per share calculation because the exercise price was greater than the average market price aggregated 250,166 and 1,701,700 in the three months ended June 30, 2002 and June 30, 2001, respectively and 257,750 and 2,057,000 in the six months ended June 30, 2002 and June 30, 2001, respectively.

3.   ACQUISITION

     On July 25, 2001, the Company purchased certain assets and assumed certain liabilities of General Foam Corporation, a manufacturer of polyurethane foam products for the automotive,  industrial,  and home  furnishings  markets,  at a total cost of $18.5 million,  which resulted in goodwill of  approximately  $9.1 million. The business was acquired due to its synergy with the Company's existing business. The assets purchased primarily included

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.   ACQUISITION (continued)

inventory and machinery and equipment. The results of the acquired business have been included in the condensed consolidated statement of operations for the three months and six months ended June 30, 2002. The effects of the acquisition on the Company's consolidated financial statements are not material.

4.   EXTRAORDINARY CHARGE AND CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE

     In connection with the refinancing transaction completed on March 25, 2002 (see Note 7), the Company wrote off debt issuance costs associated with the early extinguishment of its long-term debt due to a related party and its revolving credit facility, resulting in an extraordinary charge of $4.2 million, net of income taxes of $0.1 million, in the six months ended June 30, 2002.

     SFAS No. 141 requires that any unamortized deferred credit related to an excess over cost arising from a business combination that occurred before July 1, 2001 to be written off and recognized as the effect of a change in accounting principle. Accordingly, the Company has recorded a $1.3 million credit as the cumulative effect of an accounting change in the six months ended June 30, 2002.

5.   RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (CREDITS)

     During the six months ended June 30, 2002, the Company recorded a restructuring credit of $2.1 million related to the reimbursement of certain lease costs and other charges for certain additional expenses of $0.6 million relating to the 2001 restructuring plan.

     The   following   tables  set  forth  the   components   of  the  Company's
restructuring accruals and activity for the three months and six months ended June 30, 2002:

                                                          Plant Closure   Personnel
                                               Total       and Leases     Reductions     Impairment       Other
                                             ---------   ---------------  ----------     ----------     --------
                                                                          (millions)
       Balance at March 31, 2002               $23.6          $14.3           $7.1         $   -          $2.2
       Cash receipts (spending), net            (1.6)          (0.3)          (0.7)            -          (0.6)
                                               -----          -----           ----         -----          ----
       Balance at June 30, 2002                $22.0          $14.0           $6.4         $   -          $1.6
                                               =====          =====           ====         =====          ====

       Balance at December 31, 2001            $25.0          $14.7           $7.8         $   -          $2.5
       Cash receipts (spending), net            (1.5)           1.4           (1.4)            -          (1.5)
       2002 restructuring charge (credit)       (1.5)          (2.1)             -             -           0.6
                                               -----          -----           ----         -----          ----
       Balance at June 30, 2002                $22.0          $14.0           $6.4         $   -          $1.6
                                               =====          =====           ====         =====          ====

     The Company expects to spend approximately $11.3 million during the twelve months ending June 30, 2003, with the balance to be spent through 2012. As of June 30, 2002, the Company has closed five facilities and 322 employees have been terminated under the operational reorganization plan adopted in the fourth quarter of 2001.

6.   INVENTORIES

     The components of inventory are listed below.

                                              June 30,            December 31,
                                                2002                   2001
                                           -------------        --------------
                                                      (thousands)
     Raw materials and supplies              $ 67,200                $53,398
     Work-in-process                           13,586                 12,476
     Finished goods                            25,696                 23,556
                                             --------                -------
       Total                                 $106,482                $89,430
                                             ========                =======

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.   LONG-TERM DEBT

     The components of long-term debt are listed below.

                                                                       June 30,             December 31,
                                                                         2002                   2001
                                                                    ---------------        -------------
     Foamex L.P. Credit Facility                                                (thousands)
       Term Loan B (1)                                                 $ 39,266               $ 76,139
       Term Loan C (1)                                                   35,697                 69,218
       Term Loan D (1)                                                   51,706                100,259
       Term Loan E (1)                                                   16,292                      -
       Term Loan F (1)                                                   19,245                      -
       Revolving credit facility (1)                                          -                125,000
     10 3/4% Senior secured notes due 2009 (at fair value) (2)          300,260                      -
     9 7/8% Senior subordinated notes due 2007 (2)                      150,000                150,000
     13 1/2% Senior subordinated notes due 2005 (includes
       $5,619 and $6,515 of unamortized debt premium) (2)               103,619                104,515
     Industrial revenue bonds (3)                                         7,000                  7,000
     Other (net of unamortized debt discount of $251 in 2002
       and $281 in 2001)                                                  1,210                  2,574
                                                                       --------               --------
                                                                        724,295                634,705

     Less current portion                                                   588                  4,023
                                                                       --------               --------

     Long-term debt-unrelated parties                                  $723,707               $630,682
                                                                       ========               ========

     The components of related party long-term debt are listed below.

                                                 June 30,         December 31,
                                                   2002              2001
                                                ----------        ------------
                                                        (thousands)
     Note payable to Foam Funding LLC (4)        $      -           $31,590

     Less current portion                               -            14,040
                                                 --------           -------

     Long-term debt - related party              $      -           $17,550
                                                 ========           =======

(1)  Subsidiary debt of Foamex L.P., guaranteed by the Company and FMXI, Inc.
(2)  Subsidiary debt of Foamex L.P. and Foamex Capital Corporation.
(3)  Subsidiary debt of Foamex L.P.
(4)  Subsidiary debt of Foamex Carpet.

     On March 25, 2002, Foamex L.P. and Foamex Capital Corporation issued $300.0 million of 10 3/4% Senior Secured Notes due 2009 (the "Senior Secured Notes") and amended the Foamex L.P. Credit Facility (the "Amended Credit Facility"). Under the Amended Credit Facility, the Company may borrow up to $262.2 million, consisting of $162.2 million of term loans and a $100.0 million revolving credit facility. Net proceeds from the Senior Secured Notes of $280.0 million were used to repay a portion of the debt outstanding under the Foamex L.P. Credit Facility. The $31.6 million note payable to a related party, Foam Funding LLC, was repaid with the initial proceeds of a new term loan under the Amended Credit Facility. Additionally, financial covenants contained in the Amended Credit Facility were adjusted to reflect changes in the capital structure and the current business environment of Foamex L.P. Under the covenants contained in the Senior Secured Notes and the Amended Credit Facility, the Company may spend up to $48.5 million of the proceeds from the Senior Secured Notes to repurchase or redeem some of its senior

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.   LONG-TERM DEBT (continued)

subordinated notes. To the extent that Foamex L.P. spends less than $48.5 million towards such repurchase or redemption by September 20, 2002, it is required to repay a portion of its term loans. (See Note 13.)

     Amended Credit Facility

     The Amended Credit Facility consists of (1) the new revolving credit facility, which is a non-amortizing revolving credit facility provided by a new syndicate of lenders (the "New Revolving Credit Facility"), which provides working capital for Foamex L.P. and its subsidiary guarantors and funding for other general corporate purposes, (2) the various term loan facilities under the existing credit agreement, (3) a new Term E Loan in the initial amount of $31.6 million, the proceeds of which were borrowed at closing and used to repay in full the obligations outstanding under the note payable to Foam Funding LLC, and
(4) a new Term F Loan in the initial amount of $25.0 million, the proceeds of which were borrowed at closing and used to repay indebtedness outstanding under the revolving credit facility. The remaining obligations outstanding under the revolving credit facility were repaid with a portion of the proceeds from the issuance of Senior Secured Notes as described below.

     The commitments under the New Revolving Credit Facility are available to Foamex L.P. in the form of (1) revolving credit loans, (2) swing loans (subject to a $20.0 million sublimit) and (3) letters of credit (subject to a $40.0 million sublimit). At June 30, 2002, Foamex L.P. had available borrowings of $79.2 million and letters of credit outstanding of $20.8 million.

     A portion of the net proceeds from the Senior Secured Notes was used to repay a portion of the existing term loans, the Term E Loan and the Term F Loan. Loans made under the New Revolving Credit Facility will mature and the commitments under them will terminate on June 30, 2005. The Term B Loan, the Term E Loan and the Term F Loan will mature on June 30, 2005, the Term C Loan will mature on June 30, 2006 and the Term D Loan will mature on December 29, 2006. Each of the Term Loans will be subject to amortization on a quarterly basis; however, after giving effect to the prepayments of the Term Loans, quarterly amortization payments will commence for the Term B Loan, the Term E Loan and the Term F Loan in 2004, for the Term C Loan in 2005 and for the Term D Loan in 2006.

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.   LONG-TERM DEBT (continued)

     Borrowings under the Amended Credit Facility bear interest at a floating rate based upon (and including a margin over), at our option, (1) the higher of
(a) the funding agent's prime rate and (b) 0.50% in excess of the Federal Reserve reported weighted average overnight rate for federal funds or (2) the higher of (x) 2.50% per annum and (y) the LIBO rate, as defined, as determined by the funding agent. The effective interest rates at June 30, 2002 for Term Loans B, C, D, E and F ranged between 6.50% and 6.88%. There were no revolving loans outstanding at June 30, 2002. The rates increase 25 basis points each quarter that Foamex L.P.'s leverage ratio, as defined, exceeds 5.00 to 1.00. Once the leverage ratio is reduced below this level, the cumulative amount of any 25 basis point adjustment to the interest rates on borrowings are reset to zero. At June 30, 2002, the calculated leverage ratio was 5.19 to 1.00. Accordingly, an additional 25 basis point rate increase will become effective during the period ending September 29, 2002.

     The Amended Credit Facility contains affirmative and negative covenants that, subject to certain exceptions, are substantially similar to those contained in the existing credit facility. The Amended Credit Facility also includes the following financial covenants, as defined therein: (1) a minimum net worth test; (2) a minimum ratio of EBDAIT to cash interest expense; (3) a minimum ratio of EBDAIT to fixed charges; and (4) a maximum ratio of funded debt to EBDAIT. These covenants are substantially the same as those contained in the prior credit facility with appropriate changes to take into account the issuance of the Senior Secured Notes and the contribution of Foamex Carpet to Foamex L.P. Foamex L.P. was in compliance with the financial covenants at June 30, 2002. The Amended Credit Facility also requires the refinancing of the 13 1/2% senior subordinated notes on or prior to March 1, 2005.

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

10 3/4% Senior Secured Notes

     The 10 3/4% Senior Secured Notes were issued by Foamex L.P. and Foamex Capital Corporation on March 25, 2002 and are due on April 1, 2009. The notes are guaranteed on a senior basis by all of Foamex L.P.'s domestic subsidiaries that guarantee the Amended Credit Facility. The notes are secured on a second-priority basis (subject to permitted liens) on substantially the same collateral that secures the obligations under the Amended Credit Facility. The notes rank effectively junior to all senior indebtedness that is secured by first priority liens and senior in right of payment to all subordinated indebtedness. Interest is payable April 1 and October 1 beginning October 1, 2002. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after April 1, 2006. The initial redemption is at 105.375% of their principal amount, plus accrued and unpaid interest and liquidated damages, as defined, if any, thereon to the date of redemption and declining annually to 100.0% on or after April 1, 2008. Additionally, on or before April 1, 2005, up to 35.0% of the principal amount of the notes may be redeemed at a redemption price equal to 110.750% of the principal amount, plus accrued and unpaid interest and liquidated damages, as defined, if any, thereon to the date of redemption with the net proceeds of on or more equity offerings.

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.   LONG-TERM DEBT (continued)

     Effective May 1, 2002, the Company completed a series of interest rate swap transactions with notional amounts aggregating $300.0 million. The Company has designated, documented and accounted for these interest rate swaps as fair value hedges of the Company's 10 3/4% Senior Secured Notes due April 1, 2009. The risk being hedged in these transactions is the change in fair value of the Company's 10 3/4% Senior Secured Notes based on changes in the benchmark interest rate, LIBOR. The effect of these interest rate swap transactions is to convert the fixed interest rate on the senior secured notes to floating rates reset twice per year to correspond with the interest payment dates for the 10 3/4% Senior Secured Notes. For the two months ended June 30, 2002, the effective interest rate on the 10 3/4% Senior Secured Notes was reduced to a weighted average rate of 7.55%. At June 30, 2002, the swap instruments have a fair value of a $0.3 million asset which is included in other assets in the accompanying condensed consolidated balance sheet. The interest rate swaps qualify for the "short cut" method; therefore, the Company has made an assumption that there is no ineffectiveness. As such, a similar amount of $0.3 million has been included in the carrying amount of the 10 3/4% Senior Secured Notes as of June 30, 2002.

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

13 1/2% Senior Subordinated Notes

     The 13 1/2% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and are due on August 15, 2005. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable semiannually on February 15 and August 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after August 15, 2000. The initial redemption is at 106.75% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after August 15, 2004. At June 30, 2002 the redemption price is 105.0625% plus accrued and unpaid interest.

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

Industrial Revenue Bonds ("IRBs")

     IRB debt includes a $1.0 million bond that matures in 2005 and a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At June 30, 2002, the interest rate was 1.85% on the $1.0 million bond and 1.50% on the $6.0 million bond. The maximum interest rate for either of the IRBs is 15.0% per annum.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.   LONG-TERM DEBT (continued)

     If Foamex L.P. exercises its option to convert the bonds to a fixed interest rate structure, the IRBs are redeemable at the option of the bondholders. The obligations are collateralized by certain properties, which have an approximate net carrying value of $10.6 million at June 30, 2002.

Other

     Other debt at December 31, 2001 included a term loan owed by a majority-owned Mexican subsidiary, Foamex de Cuautitlan S.A. de C.V. Quarterly principal payments were due on the term loan through its maturity in May 2002. Also included in other debt is a non-interest bearing promissory note with a principal amount of $1.4 million issued in connection with increasing the Company's interest in an Asian joint venture to 70% in 2001. The promissory note had unamortized discount of $0.3 million at June 30, 2002.

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

Debt Covenants

     The indentures, the Foamex L.P. Amended Credit Facility and other indebtedness agreements contain certain covenants that limit, among other things, the ability of the Company's subsidiaries (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interests, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Also, the Company's subsidiaries are required under certain of these agreements to maintain specified financial ratios of which the most restrictive are the maintenance of net worth, interest coverage, fixed charge coverage and leverage ratios, as defined. Under the most restrictive of the distribution restrictions, the Company could be paid by its subsidiaries, as of June 30, 2002, funds only to the extent to enable the Company to meet its tax payment liabilities and its normal operating expenses of up to $1.0 million annually, so long as no event of default has occurred. Foamex L.P. was in compliance with the various financial covenants of its loan agreements as of June 30, 2002.

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.   LONG-TERM DEBT (continued)

Maturities of Long-Term Debt

     Scheduled maturities of long-term debt as of June 30, 2002 are shown below (thousands):

     Six months ending December 31, 2002                       $    223
     2003                                                           388
     2004                                                        33,795
     2005                                                       154,812
     2006                                                        73,449
     Thereafter                                                 456,000
                                                               --------
                                                                718,667

     Unamortized debt premium/discount and
         fair value adjustment, net                               5,628
                                                               --------

     Total                                                     $724,295
                                                               ========

8.   INCOME TAXES

     During the three months ended June 30, 2002, the Company determined that, based on the weight of available evidence, including improved financial results, revised NOL carryforward utilization limitations and other tax planning strategies initiated in the three months ended June 30, 2002, it was more likely than not that its net deferred tax assets would be realized in the future. Accordingly, the Company reversed a previously recorded valuation allowance aggregating $99.3 million. The adjustment increased net income in the three months and six months ended June 30, 2002 by $77.3 million and decreased cost in excess of net assets acquired by $12.4 million and other comprehensive loss by $9.6 million.

     The Company continues to have federal net operating loss carryforwards aggregating approximately $160.0 million and expiring from 2010 to 2020. The Company has had an ownership change as defined in Internal Revenue Code Section 382 and may be limited on an annual basis in its net operating loss utilization.

9.   COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are listed below.

                                                          Three Months Ended                Six Months Ended
                                                     ---------------------------      --------------------------
                                                      June 30,          June 30,       June 30,         June 30,
                                                        2002              2001           2002             2001
                                                     ----------        ----------     ----------       ---------
                                                                             (thousands)
     Net income                                        $81,445          $10,620         $85,897         $16,513
     Foreign currency translation adjustments              203            1,040              34             112
     Pension liability adjustments                       9,597                -           9,597               -
                                                       -------          -------         -------         -------
     Total comprehensive income                        $91,245          $11,660         $95,528         $16,625
                                                       =======          =======         =======         =======

10.  SEGMENT RESULTS

     Foam  Products  manufactures  and  markets  cushioning  foams for  bedding, furniture, packaging and health care applications and foam-based consumer products, such as mattress pads and children's furniture. Carpet Cushion Products manufactures and distributes rebond, prime, felt and rubber carpet padding. Automotive Products supplies foam products and laminates to major tier one suppliers and original equipment manufacturers. Technical Products manufactures and markets reticulated foams and other specialty foams for reservoiring, filtration, gasketing and sealing applications. The "Other" column in the table below represents certain manufacturing operations in Mexico City, corporate expenses not allocated to other business segments and restructuring, impairment and other charges

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.  SEGMENT RESULTS (continued)

(credits). The restructuring, impairment and other charges (credits) totaled less than $0.1 million in the three months ended June 30, 2002 and June 30, 2001.

     Segment results are presented below.

                                                  Carpet
                                        Foam      Cushion     Automotive     Technical
                                      Products    Products     Products       Products       Other         Total
                                     ---------   ---------   -------------   ----------   ----------   -----------
                                                                   (thousands)
Three months ended June 30, 2002
Net sales                            $119,129      $60,434      $123,750      $33,460       $9,125      $345,898
Income (loss) from operations          11,948       (1,224)        8,019        7,661       (2,814)       23,590
Depreciation and amortization           3,602        1,586           873          573        1,317         7,951

Three months ended June 30, 2001
Net sales                            $122,586      $57,534      $100,858      $24,357       $8,926      $314,261
Income (loss) from operations          17,302         (797)        7,547        6,113       (1,247)       28,918
Depreciation and amortization           3,735        2,161         1,121          873          410         8,300

Six months ended June 30, 2002
Net sales                            $236,611     $113,233      $228,131      $64,389      $17,596      $659,960
Income (loss) from operations          21,894       (4,218)       17,021       13,824       (2,838)       45,683
Depreciation and amortization           7,674        3,479         1,966        1,291        1,821        16,231

Six months ended June 30, 2001
Net sales                            $249,487     $111,218      $185,369      $52,138      $17,956      $616,168
Income (loss) from operations          31,017       (2,165)       12,544       14,027       (2,281)       53,142
Depreciation and amortization           7,658        4,085         2,338        1,607          886        16,574

11.  RELATED PARTY TRANSACTIONS AND BALANCES

Foam Funding LLC Debt

     During the six months ended June 30, 2002, Foamex Carpet paid $0.7 million of interest and $31.6 million of principal on a note payable to Foam Funding LLC, a subsidiary of Trace. All obligations under the note payable to Foam Funding LLC were paid on March 25, 2002.

     During the three months ended June 30, 2001, Foamex Carpet paid $0.8 million of interest and $2.6 million of principal on a note payable to Foam Funding LLC. During the six months ended June 30, 2001, Foamex Carpet paid $1.9 million of interest and $5.3 million of principal on a note payable to Foam Funding LLC.

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

     The Settlements. On August 23, 2000, the Company and the plaintiffs in the Federal Action entered into a settlement agreement providing that members of the class of shareholders who purchased shares between May 7, 1998 and April 16, 1999 would receive payments as defined in the agreement. The court approved the settlement and dismissed the action with prejudice on January 11, 2001, and no appeals were filed. Payments to class members and plaintiffs' lawyers' fees in the Federal Action aggregating $2.5 million have been paid directly by the Company's insurance carrier on behalf of the Company.

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

     In April 2002, the Company was informed that the period for the objectors to the settlement of the Delaware Action to appeal had expired without an appeal filed. The Company subsequently received insurance proceeds pursuant to the settlement. After the payment of certain expenses, the Company recorded income from the settlement proceeds of $0.9 million in the three months ended June 30, 2002.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12.  COMMITMENTS AND CONTINGENCIES (continued)

Litigation - Breast Implants

     As of July 23, 2002, the Company and Trace were two of multiple defendants in actions filed on behalf of approximately 1,198 recipients of breast implants in various United States courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the courts. During 1995, the Company and Trace were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final.

     Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from the Company or Trace. Neither the Company nor Trace recommended, authorized, or approved the use of its foam for these purposes. The Company is also indemnified by Trace for any such liabilities relating to foam manufactured prior to October 1990. Trace's insurance carrier has continued to pay the Company's litigation expenses after Trace's filing under the Bankruptcy Code. Trace's insurance policies continue to cover certain liabilities of Trace but if the limits of those policies are exhausted, it is unlikely that Trace will be able to continue to provide additional indemnification. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with the general counsel of the Company, and without taking into account the indemnification provided by Trace, the coverage provided by Trace's and the Company's liability insurance and potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that it is not reasonably possible that the disposition of the matters that are pending or that may reasonably be anticipated to be asserted will result in a loss that is material to the Company's consolidated financial position or results of operations. If management's assessment of the Company's liability with respect to these actions is incorrect, such actions could have a material adverse effect on the financial position, results of operations and cash flows of the Company.

     Litigation - Other

     During the second quarter of 2001, the Company was notified by an insurance provider concerning a dispute involving the reimbursement of liability claims paid on behalf of Trace prior to October 1990. The insurance provider is contending that the Company is liable for the claims of approximately $3.0 million. The Company intends to strongly defend this claim and considers the claim to be without merit. If management's assessment of the Company's liability with respect to these actions is incorrect, such actions could have a material adverse effect on the financial position, results of operations and cash flows of the Company.

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

     Environmental and Health and Safety

     The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of June 30, 2002, the Company had accruals of approximately $3.0 million for environmental matters, including approximately $2.5 million related to remediating and monitoring soil and groundwater contamination and approximately $0.5 million related to PRP sites and other matters.

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

     The Comprehensive Environmental Response, Compensation and Liability Act, or "CERCLA," and comparable state laws impose liability without fault for the costs of cleaning up contaminated sites on certain classes of persons that contributed to the release of hazardous substances into the environment at those sites, for example, by generating wastes containing hazardous substances which were disposed at such sites. We are currently designated as a Potentially Responsible Party, or "PRP," by the EPA or by state environmental agencies or other PRPs, pursuant to CERCLA or analogous state statutes, with respect to eight sites. Estimates of total cleanup costs and fractional allocations of liability are often provided by the EPA, the state environmental agency or the committee of PRPs with respect to the specified site. Based on these estimates (to the extent available) and on known information, in each case and in the aggregate, the Company does not expect additional costs, if any, to be material to liquidity, results of operations or financial position.

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12.  COMMITMENTS AND CONTINGENCIES (continued)

     During the fourth quarter of 2001, the Company discovered that some mattresses containing foam supplied by the Company had a discernible odor. The cause of the odor was traced to chemicals from one supplier used in the manufacture of the foam. The supplier has advised the Company that the odor was attributable to a change in its chemical manufacturing process, which has since been corrected. The Company received claims from some of its customers for costs purportedly associated with the odorous foam, and has reached agreement with this chemical supplier regarding the terms of and manner in which this supplier will reimburse the Company for certain obligations it may have to its customers relating to these claims, as well as for certain internal costs. Under this agreement, this supplier will pay the Company a fixed sum in exchange for eliminating certain future claims the Company may have against this supplier and the Company is obligated to indemnify this supplier for certain claims that may be brought against it by others, including the Company's customers. The ultimate amounts of these third party claims and the amount of the Company's internal costs are uncertain. This supplier's payments to the Company may not be sufficient to cover all payments it may be required to make to third parties in respect of their claims or to cover all of the Company's related internal costs. In addition, the Company's indemnification obligations to this supplier may be material. Consequently, these claims and the costs relating to this matter may have a material adverse effect on our consolidated financial position, results of operations and cash flows.

13.  SUBSEQUENT EVENTS

     In July 2002, the Company repurchased $48.6 million of Foamex L.P.'s 13 1/2% senior subordinated notes, including unamortized debt premium of $2.6 million, and $1.5 million of Foamex L.P.'s 9 7/8% senior subordinated notes for a total purchase price of $48.1 million. The transaction will result in a gain of $2.0 million to be recorded in the period ending September 29, 2002. In addition, the Company will write off $0.6 million of debt issuance and other costs associated with the repurchased debt in the period ending September 29, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001

                                                   Carpet
                                         Foam      Cushion     Automotive    Technical
                                       Products    Products     Products      Products       Other         Total
                                      ---------   ---------   ------------   ----------   ----------   -----------
                                                                   (thousands)
Three months ended June 30, 2002
Net sales                              $119,129    $60,434      $123,750      $33,460       $9,125      $345,898
Income (loss) from operations            11,948     (1,224)        8,019        7,661       (2,814)       23,590
Depreciation and amortization             3,602      1,586           873          573        1,317         7,951
Income (loss) from operations
   as a percentage of net sales           10.0%     (2.0)%          6.5%        22.9%        n.m.*          6.8%

Three months ended June 30, 2001
Net sales                              $122,586    $57,534      $100,858      $24,357       $8,926      $314,261
Income (loss) from operations            17,302       (797)        7,547        6,113       (1,247)       28,918
Depreciation and amortization             3,735      2,161         1,121          873          410         8,300
Income (loss) from operations
   as a percentage of net sales           14.1%     (1.4)%          7.5%        25.1%        n.m.*          9.2%

* not meaningful

Income from Operations

     Net sales for the three months ended June 30, 2002 increased 10.1% to $345.9 million from $314.3 million in the three months ended June 30, 2001. The increase was primarily attributable to improved sales in the Automotive Products and Technical Products segments. The improvement in sales partially reflected the impact of sales related to the acquisition discussed in Note 3 to the condensed consolidated financial statements.

     The gross profit margin was 13.1% in the three months ended June 30, 2002 compared to 15.9% in the comparable 2001 period. The Company experienced 20.0% to 25.0% increases in the price of raw materials from major chemical manufacturers during the three months ended June 30, 2002. These higher raw material prices are expected to increase the Company's costs by approximately $60.0 million on an annualized basis based on current volumes. The Company has announced price increases of 8.0% for its Carpet Cushion Products which was effective on June 3, 2002 and 16.0% for all other products effective July 1, 2002. The Company has been informed that the major chemical manufacturers will implement additional price increases on September 1, 2002 that will add approximately $30.0 million to the Company's annualized cost of raw materials. The Company may not be able to fully recover current or future raw material price increases through raising the selling prices of its products. If the Company is unable to recover the raw material price increases, it could experience a significant decline in income from operations. In addition, the gross profit margin for Carpet Cushion Products declined by 24.0% when compared to the 2001 period. Selling, general and administrative expenses increased by $0.7 million, or 3.5%, primarily due to higher professional service fees and employee related expenses, partially offset by reduced goodwill amortization, lower bad debt expense and insurance proceeds from the settlement of litigation.

     Income from operations for the three months ended June 30, 2002 was $23.6 million, which represented a 18.4% decrease from the $28.9 million reported during the comparable 2001 period. Income from operations was 6.8% of net sales in 2002 compared to 9.2% of net sales in 2001.

     Foam Products

     Foam Products net sales for the three months ended June 30, 2002 decreased 2.8% to $119.1 million from $122.6 million in the comparable 2001 period. The decrease primarily reflected reduction in business from a major bedding manufacturer and the slow recovery of sales after an odor issue caused by defective chemicals from a major supplier in late 2001. Income from operations decreased 30.9%, to $11.9 million in the three months ended June 30, 2002 from $17.3 million in the comparable 2001 period. Income from operations was reduced by increased raw

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

material prices in the latter part of the period and by unusually high manufacturing costs as the Company adjusted foam formulations and plant procedures to protect customers from further odor concerns. Income from operations was 10.0% of net sales in 2002, down from 14.1% in 2001.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the three months ended June 30, 2002 increased 5.0% to $60.4 million from $57.5 million in the comparable 2001 period. The Company was able to increase its market share in spite of market weakness and overcome the loss of sales to one large retail customer that exited the carpet business. Higher costs of scrap foam contributed to a loss from operations of $1.2 million in the three months ended June 30, 2002 compared to a $0.8 million loss in the comparable 2001 period. The loss from operations represented 2.0% of net sales in 2002 and 1.4% of net sales in 2001.

     Automotive Products

     Automotive Products net sales for the three months ended June 30, 2002 increased 22.7% to $123.8 million from $100.9 million in the comparable 2001 period. The improvement primarily reflected a continued high build rate for new cars and new product programs. Higher sales translated into a 6.3% increase in income from operations, to $8.0 million in the 2002 period from $7.5 million in the 2001 period. Income from operations represented 6.5% of net sales in 2002 and 7.5% of net sales in 2001.

     Technical Products

     Net sales for Technical Products in the three months ended June 30, 2002 increased 37.4% to $33.5 million from $24.4 million in the comparable 2001 period. Higher sales primarily reflected sales from the acquisition, discussed in Note 3 to the condensed consolidated financial statements. Income from operations increased 25.3% to $7.7 million in the 2002 period compared to $6.1 million in the 2001 period due to the increase in net sales. Income from operations represented 22.9% of net sales in 2002 compared to 25.1% in 2001.

     Other

     Other primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to business segments and restructuring, impairment and other charges (credits). The increase in net sales associated with this segment primarily resulted from the Company's Mexico City operation. The loss from operations was $2.8 million in the three months ended June 30, 2002. The loss from operations in the second quarter of 2001 was $1.2 million.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $17.3 million in the three months ended June 30, 2002, which represented a 6.7% increase from the comparable 2001 period expense of $16.2 million. The increase was attributable to higher debt levels as a result of the refinancing completed on March 25, 2002. The interest rate swaps discussed in Note 7 to the condensed consolidated financial statements and the debt repurchase discussed in Note 13 to the condensed consolidated financial statements are expected to decrease interest and debt issuance expense by approximately $7.0 million for the balance of 2002, assuming current market interest rates.

     Income from Equity Interest in Joint Venture

     The income from an equity interest in an Asian joint venture was $0.4 million for the three months ended June 30, 2002 compared to income of $0.3 million in the comparable 2001 period. The Company has a 70% ownership interest in the joint venture in 2002 compared to a 49% ownership in 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Provision (Benefit) for Income Taxes

     During the three months ended June 30, 2002, the Company determined that, based on the weight of available evidence including improved financial results, revised NOL carryforward utilization limitations and other tax planning strategies initiated in the three months ended June 30, 2002, it was more likely than not, that its net deferred tax assets would be realized in the future. Accordingly, the Company reversed a previously recorded valuation allowance of $99.3 million. The adjustment increased net income for the three months ended June 30, 2002 by $77.3 million.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

                                                   Carpet
                                         Foam      Cushion    Automotive     Technical
                                       Products    Products     Products     Products       Other         Total
                                      ---------   ---------   -----------   ----------   ----------   ---------
                                                                        (thousands)
Six months ended June 30, 2002
Net sales                              $236,611   $113,233      $228,131      $64,389      $17,596      $659,960
Income (loss) from operations            21,894     (4,218)       17,021       13,824       (2,838)       45,683
Depreciation and amortization             7,674      3,479         1,966        1,291        1,821        16,231
Income (loss) from operations
   as a percentage of net sales            9.3%     (3.7)%          7.5%        21.5%        n.m.*          6.9%

Six months ended June 30, 2001
Net sales                              $249,487   $111,218      $185,369      $52,138      $17,956      $616,168
Income (loss) from operations            31,017     (2,165)       12,544       14,027       (2,281)       53,142
Depreciation and amortization             7,658      4,085         2,338        1,607          886        16,574
Income (loss) from operations
   as a percentage of net sales           12.4%     (1.9)%          6.8%        26.9%        n.m.*          8.6%

* not meaningful

Income from Operations

     Net sales for the six months ended June 30, 2002 increased 7.1% to $660.0 million from $616.2 million in the six months ended June 30, 2001. The increase was primarily attributable to improved sales in the Automotive Products and Technical Products segments, partially offset by a decrease in the Foam Products segment. The improvement in sales partially reflected the impact of sales related to the acquisition discussed in Note 3 to the condensed consolidated financial statements.

     The gross profit margin was 12.7% in the six months ended June 30, 2002 compared to 14.8% in the comparable 2001 period. Certain contract payments in the six months ended June 30, 2002 had the impact of reducing the gross profit margin percentage by 0.4%. The Company experienced 20.0% to 25.0% increases in the price of raw materials from major chemical manufacturers during the six months ended June 30, 2002. These higher raw material prices are expected to increase the Company's cost by approximately $60.0 million on an annualized basis, based on current volumes. The Company announced price increases of 8.0% for its carpet cushion products which was effective on June 3, 2002 and 16.0% for all other products effective July 1, 2002. The Company has been informed that the major chemical manufacturers will implement additional raw material price increases on September 1, 2002 that will add approximately $30.0 million to the Company's annualized cost of raw materials. The Company may not be able to fully recover current or future raw material price increases through raising the selling prices of its products. If the Company is unable to recover the raw material price increases, it could experience a significant decline in income from operations. In addition, the gross profit margin for Carpet Cushion Products declined by 38.0% when compared to the 2001 period. Selling, general and administrative expenses increased 4.0%, primarily due to higher professional service fees and employee related expenses, partially offset by reduced goodwill amortization, lower bad debt expense and insurance proceeds from the settlement of litigation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Income from operations for the six months ended June 30, 2002 was $45.7 million, which represented a 14.0% decrease from the $53.1 million reported during the comparable 2001 period. Results included restructuring, impairment and other credits of $1.5 million in 2002 and credits of less than $0.1 million in 2001. Restructuring, impairment and other charges (credits) recorded during 2002 are discussed under "Other" below. Excluding the restructuring, impairment and other charges (credits) for comparison purposes, income from operations was $44.1 million in the six months ended June 30, 2002 compared to $53.1 million in the comparable 2001 period. On this basis, income from operations was 6.7% of net sales in 2002 compared to 8.6% of net sales in 2001.

     Foam Products

     Foam Products net sales for the six months ended June 30, 2002 decreased 5.2% to $236.6 million from $249.5 million in the comparable 2001 period. The decrease primarily reflected reduction in business from a major bedding manufacturer and the slow recovery of sales after an odor issue caused by defective chemicals from a major supplier in late 2001. Income from operations decreased 29.4%, to $21.9 million in the six months ended June 30, 2002 from $31.0 million in the comparable 2001 period. Income from operations was reduced by increased raw material prices in the three months ended June 30, 2002 and by unusually high manufacturing costs as the Company adjusted foam formulations and plant procedures to protect customers from further odor concerns. Income from operations was 9.3% of net sales in 2002, down from 12.4% in 2001.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the six months ended June 30, 2002 increased 1.8% to $113.2 million from $111.2 million in the comparable 2001 period. The Company was able to increase its market share in spite of market weakness and overcome the loss of sales to one large retail customer that exited the carpet business. Higher costs of scrap foam contributed to a loss from operations of $4.2 million in the six months ended June 30, 2002 compared to a $2.2 million loss in the comparable 2001 period. The loss from operations represented 3.7% of net sales in 2002 and 1.9% of net sales in 2001.

     Automotive Products

     Automotive Products net sales for the six months ended June 30, 2002 increased 23.1% to $228.1 million from $185.4 million in the comparable 2001 period. The improvement primarily reflected a continued high build rate for new cars and new product programs. Higher sales translated into a 35.7% increase in income from operations, to $17.0 million in the 2002 period from $12.5 million in the 2001 period. Income from operations represented 7.5% of net sales in 2002 and 6.8% of net sales in 2001.

     Technical Products

     Net sales for Technical Products in the six months ended June 30, 2002 increased 23.5% to $64.4 million from $52.1 million in the comparable 2001 period. Higher sales primarily reflected sales from the acquisition discussed in
Note 3 to the condensed consolidated financial statements. Income from operations decreased 1.4% to $13.8 million in the 2002 period compared to $14.0 million in the 2001 period. The decrease was due to lower value shipment mix as there were fewer sales to the technology industry. Income from operations represented 21.5% of net sales in 2002 compared to 26.9% in 2001.

     Other

     Other primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to business segments and restructuring, impairment and other charges (credits). The 2.0% decrease in net sales associated with this segment primarily resulted from the Company's Mexico City operation. The loss from operations was $2.8 million in the year to date period ended June 30, 2002 and included restructuring, impairment and other credits, discussed below. The $2.3 million loss from operations in the first half of 2001 also included restructuring and other charges, discussed below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     During  the  six  months  ended  June  30,  2002,   the  Company   recorded
restructuring, impairment and other credits of $1.5 million, primarily from the reimbursement of certain lease costs.

     During  the  six  months  ended  June  30,  2001,   the  Company   recorded
restructuring and other credits of less than $0.1 million for changes in estimates for previously recognized restructuring plans.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $31.6 million in the six months ended June 30, 2002, which represented a 5.8% decrease from the comparable 2001 period expense of $33.6 million. The decrease was attributable to lower average debt levels and lower effective interest rates. The interest rate swaps discussed in Note 7 to the condensed consolidated financial statements and the debt repurchases discussed in Note 13 to the condensed consolidated financial statements are expect to decrease interest and debt issuance expense by approximately $7.0 million for the balance of 2002, assuming current market interest rates.

     Income from Equity Interest in Joint Venture

     The income from an equity interest in an Asian joint venture was $1.1 million for the six months ended June 30, 2002 compared to income of $0.7 million in the comparable 2001 period. The Company has a 70% ownership interest in the joint venture in 2002 compared to a 49% ownership in 2001.

     Provision (Benefit) for Income Taxes

     During the six months ended June 30, 2002, the Company determined that, based on the weight of available evidence, including improved financial results, revised NOL carryforward utilization limitations and other tax planning strategies initiated in the six months ended June 30, 2002, it was more likely than not, that its net deferred tax assets would be realized in the future. Accordingly, the Company reversed a previously recorded valuation allowance of $99.3 million. The adjustment increased net income for the six months ended June 30, 2002 by $77.3 million.

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

     Cash and cash equivalents were $54.2 million at June 30, 2002 compared to $15.1 million at December 31, 2001. Working capital at June 30, 2002 was $143.7 million and the current ratio was 1.6 to 1 compared to working capital at December 31, 2001 of $65.0 million and a current ratio of 1.3 to 1. The increase in working capital is primarily due to the refinancing completed on March 25, 2002 and increases in accounts receivable and inventories. Additionally, with the reversal of the valuation allowance on deferred tax assets discussed above, working capital increased by $8.5 million, which reflected the current portion of net deferred tax assets.

     Total debt at June 30, 2002 was $724.3 million, up $58.0 million from December 31, 2001. As of June 30, 2002, there were no revolving credit borrowings under the Foamex L.P. credit facility with $79.2 million available for borrowings and $20.8 million of letters of credit outstanding. Foamex Canada Inc. ("Foamex Canada") did not have any outstanding borrowings as of June 30, 2002 under Foamex Canada's short-term revolving credit agreement, with unused availability of approximately $5.3 million. The increased debt balance reflects the issuance of $300.0

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

million of 10 3/4% Senior Secured Notes due 2009 on March 25, 2002, offset by $231.5 million of debt repayments from proceeds of the offering.

     In July 2002, the Company repurchased $48.6 million of Foamex L.P.'s 13 1/2% senior subordinated notes, including unamortized debt premium of $2.6 million, and $1.5 million of Foamex L.P.'s 9 7/8% senior subordinated notes for a total purchase price of $48.1 million.

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

     Cash Flow from Operating Activities

     Cash used for operating activities in the six months ended June 30, 2002 was $28.7 million compared to cash provided of $29.6 million in the comparable 2001 period. Accounts receivable and inventories increased by $26.2 million and $17.1 million, respectively, in the six months ended June 30, 2002.

     Cash Flow from Investing Activities

     Cash used for investing activities totaled $11.1 million for the six months ended June 30, 2002. Cash requirements included capital expenditures of $10.1 million. In the six months ended June 30, 2001, cash used for investing activities was $12.4 million, which included $12.5 million of capital expenditures. The estimated capital expenditures for the full year 2002 are expected to be less than $25.0 million.

     Cash Flow from Financing Activities

     Cash provided by financing activities was $78.9 million for the six months ended June 30, 2002 compared to cash used of $19.9 million in the comparable period of 2001. The Company completed the offering of $300.0 million of senior secured notes on March 25, 2002. The Company used the $280.0 million of net proceeds from these notes and $56.6 million of new term loans to repay revolving loans of $125.0 million, term loans of $140.0 million and long-term debt to a related party of $31.6 million. Cash requirements for the 2001 period, primarily reflected debt repayments, partially offset by an increase in cash overdrafts.

     Environmental Matters

     The Company is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with the Company's compliance with such laws and regulations did not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded by the Company in connection with environmental matters as of June 30, 2002 was $3.0 million. Although it is possible that new information or future developments could require the Company to reassess its potential exposure to all pending environmental matters, including those described in Note 12 to the Company's condensed consolidated financial statements, the Company believes that, based upon all currently available

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

information, the resolution of all such pending environmental matters will not have a material adverse effect on the Company's operations, financial position, capital expenditures or competitive position.

     Potential Transactions

     The Company has signed a letter of intent and is in negotiations to transfer its Carpet Cushion business to Leggett & Platt, Incorporated ("Leggett & Platt") in exchange for Leggett & Platt's polyurethane foam business and a cash payment. Should the transaction be consummated, there may be a significant alteration to the actions originally contemplated by the operational reorganization plan adopted in the fourth quarter of 2001, as certain carpet cushion facilities were included in facilities planned to be closed. The execution of this portion of the operational reorganization plan has been delayed pending the proposed transaction with Leggett & Platt.

     In July 2002, the Company announced the formation of Symphonex, a new subsidiary which will include our Technical Products group and our investment in a joint venture in Asia.

     Market Risk

     The Company's debt securities with variable interest rates are subject to market risk for changes in interest rates. On June 30, 2002, indebtedness with variable interest rates aggregated $469.2 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, annual interest expense would increase by approximately $4.7 million.

     Effective May 1, 2002, the Company completed a series of interest rate swap transactions with notional amounts aggregating $300.0 million. The Company has designated, documented and accounted for these interest rate swaps as fair value hedges of the Company's 10 3/4% Senior Secured Notes due April 1, 2009. The risk being hedged in these transactions is the change in fair value of the Company's 10 3/4% Senior Secured Notes based on changes in the benchmark interest rate, LIBOR. The effect of these interest rate swap transactions is to convert the fixed interest rate on the senior secured notes to floating rates reset twice per year to correspond with the interest payment dates for the 10 3/4% Senior Secured Notes. For the two months ended June 30, 2002, the effective interest rate on the 10 3/4% Senior Secured Notes was reduced to a weighted average rate of 7.55%. At June 30, 2002, the swap instruments have a fair value of a $0.3 million asset which is included in other assets in the accompanying condensed consolidated balance sheet. The interest rate swaps qualify for the "short cut" method; therefore, the Company has made an assumption that there is no ineffectiveness. As such, a similar amount of $0.3 million has been included in the carrying amount of the 10 3/4% Senior Secured Notes as of June 30, 2002.

     Forward-Looking Statements

     This report contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     Accounting Changes

     Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") addresses financial accounting and reporting for business combinations and limits the accounting for business combinations to the purchase method. The statement was effective for all business combinations, including the acquisition discussed in Note 3 to the condensed consolidated financial statements, with an acquisition date of July 1, 2001, or later. SFAS No. 141 also requires that any unamortized deferred credit related to an excess over cost arising from a business combination that occurred before July 1, 2001 to be written off and recognized as the effect of a change in accounting principle.

     Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") addresses financial accounting and reporting for acquired goodwill and other intangible assets. A key change as a result of implementing SFAS No. 142 is that goodwill and certain other intangibles are no longer amortized but will be periodically assessed for impairment, and as a result there may be more volatility in the reported results than

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

under the previous standard because impairment losses are likely to occur irregularly and in varying amounts. Any impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS No. 142 will be reported as resulting from a change in accounting principle. Any goodwill and intangible assets acquired after June 30, 2001, including the acquisition discussed in Note 3, are subject to the nonamortization and amortization provisions of SFAS No. 142. The other provisions of SFAS No. 142 were adopted by the Company on January 1, 2002. The three months and six months ended June 30, 2001 included goodwill amortization of $1.5 million and $3.0 million, respectively. On a pro forma basis, net income and diluted earnings per share for the three months and six months ended June 30, 2001 would have been $12.1 million and $19.5 million and $0.49 and $0.77, respectively, if SFAS No. 142 had been adopted as of January 1, 2001.

     As SFAS No. 142 provides a six-month transitional period from the effective date to perform an assessment of whether there is an indication that goodwill is impaired, the Company completed this assessment in the second quarter. Step one of the transitional impairment test uses a fair value methodology, which differs from the undiscounted cash flow methodology that continues to be used for intangible assets with an identifiable life. The Company identified six reporting units and during the second quarter and performed step one of the transitional impairment test on each of the reporting units. Based on the results of step one of the transitional impairment test, the Company has identified one reporting unit in the Foam Products segment and one reporting unit in the Carpet Cushion Products segment, for which the carrying value exceeded the fair values as at January 1, 2002, indicating a potential impairment of goodwill in those reporting units. Step two of the transitional impairment test, to determine the magnitude of any goodwill impairment, is expected to be completed by the end of the third quarter of 2002 and any resulting impairment loss will be recorded as a cumulative effect of a change in accounting principle, retroactive to the Company's first quarter results of operations in accordance with the transitional implementation guidance of SFAS No. 142. Because the determination of whether there is an impairment of the Company's goodwill will be completed by the end of the third quarter of 2002 and will involve many aspects of analyses which have not yet been undertaken, the amount of any write down cannot be reliably predicted at this time.

     Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") provides a single approach for measuring the impairment of long-lived assets, including a segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. SFAS No. 144 became effective on January 1, 2002. The Company has determined the impact of SFAS No. 144 to be not material.

     Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations ("SFAS No. 143") requires the recognition of a liability for the estimated cost of disposal as part of the initial cost of a long-lived asset and will be effective in 2003. The Company is evaluating the statement and has not determined the impact of SFAS No. 143.

     On April 30, 2002, Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145") was issued. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. Early application of the provisions of this Statement related to the rescission of Statement 4 is encouraged. The Company expects that adoption of this Statement in 2003 will result in a reclassification of the extraordinary charge recorded during the six months ended June 30, 2002.

     Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146") was issued in June 2002. SFAS No. 146 revises the accounting and reporting for costs associated with exit or disposal activities to be recognized when a liability for such cost is incurred rather than when an entity commits to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 does not impact previously recorded liabilities under EITF 94-3 and therefore the initial adoption of this standard will not have a material effect on the financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See the "Market Risk" section under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II - Other Information.

Item 1.   Legal Proceedings.

          Reference is made to the description of the legal proceedings contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The information from Note 12 to the condensed consolidated financial statements is incorporated herein by reference.

Item 2.   Changes in Securities.

          Information concerning the stockholder approval of the Foamex International Inc. 2002 Stock Award Plan is incorporated herein by reference to Item 4. Submission of Matters to a Vote of Security Holders.

Item 4.   Submission of Matters to a Vote of Security Holders.

          The Company held its Annual Meeting of Stockholders on June 5, 2002. Listed below is a summary of the proposals voted on.

          Election of Directors

          All nine of the nominees for director received the votes necessary for election to serve for one-year terms or until their successors have been duly elected and qualified.

                Director                     For            Withhold Authority
          ---------------------        ----------------     ------------------
          Marshall S. Cogan                18,031,274             1,484,841
          S. Dennis N. Belcher             19,317,849               198,266
          John C. Culver                   19,309,139               206,976
          Julie Nixon Eisenhower           19,304,543               211,572
          Robert J. Hay                    19,227,466               288,649
          Stuart J. Hershon                16,550,123             2,965,992
          Virginia A. Kamsky               19,249,709               266,406
          Raymond E. Mabus                 19,232,579               283,536
          John V. Tunney                   19,251,217               264,898

          Foamex International Inc. 2002 Stock Award Plan

          Stockholders approved the Foamex International Inc. 2002 Stock Award Plan.

             For           Against         Abstentions      Broker Non-Votes
          ----------      ----------       -----------      ----------------
          11,365,507      2,688,363         2,716,372          2,745,873

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

          99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

          (b) The Company filed the following Current Reports on Form 8-K for the three months ended June 30, 2002:

               On June 5, 2002, a report under Item 5, Other Events concerning an adjustment to its deferred income tax assets in the three months ending June 30, 2002

               On June 5, 2002, a report under Item 5, Other Events concerning a press release announcing (i) a price increase, (ii) the recording of an adjustment to its valuation allowance for deferred income tax assets, and (iii) the election of a new director. The report also included presentation material under Item 9, Regulation FD Disclosure.

               On June 18, 2002, a report under Item 5, Other Events concerning a press release pursuant to which the Company disclosed that it has signed a letter of intent for an asset exchange with Leggett & Platt, Incorporated, a Missouri corporation ("Leggett & Platt").

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FOAMEX INTERNATIONAL INC.


Date:  August 14, 2002                    By:   /s/ Michael D. Carlini
                                                -------------------------
                                                Michael D. Carlini
                                                Senior Vice President - Finance
                                                and Chief Accounting Officer