Form 10-Q/A
period 2002-06-30
FOAMEX INTERNATIONAL INC
filed 2003-03-28
CIK 912908

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

Foamex International Inc. (the "Company") is filing this Form 10-Q/A to restate its unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2002 as discussed in Note 14 to the condensed consolidated financial statements. The Company has also updated its Management's Discussion and Analysis of Financial Condition and Results of Operations to give effect to the restatement, but has not updated any disclosures to reflect other developments since the original filing.



                            FOAMEX INTERNATIONAL INC.

                                      INDEX



                                                                                                               Page
Part I.  Financial Information
         Item 1.  Financial Statements.

              Condensed Consolidated Statements of Operations (unaudited) - Three Months and
                Six Months Ended June 30, 2002 (restated) and June 30, 2001                                      3

              Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2002 and
                December 31, 2001                                                                                4

              Condensed Consolidated Statements of Cash Flows (unaudited) - Six Months
                Ended June 30, 2002 and June 30, 2001                                                            5

              Notes to Condensed Consolidated Financial Statements (unaudited)                                   6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.                                                                                21

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                   29

Part II. Other Information

         Item 1.  Legal Proceedings.                                                                            30

         Item 2.  Changes in Securities.                                                                        30

         Item 4.  Submission of Matters to a Vote of Security Holders.                                          30

         Item 6.  Exhibits and Reports on Form 8-K.                                                             30

Signatures                                                                                                      32


PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                Three Months Ended             Six Months Ended
                                                             -----------------------       ------------------------
                                                             June 30,       June 30,       June 30,        June 30,
                                                               2002           2001           2002            2001
                                                             --------       -------        -------         --------
                                                                      (thousands, except per share amounts)
                                                            (as restated                  (as restated
                                                            see Note 14)                  see Note 14)


NET SALES                                                    $345,898       $314,261       $659,960        $616,168

COST OF GOODS SOLD                                            300,512        264,365        576,336         525,096
                                                             --------       --------       --------        --------

GROSS PROFIT                                                   45,386         49,896         83,624          91,072

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                     21,796         21,055         39,479          37,978

RESTRUCTURING, IMPAIRMENT AND OTHER
   CHARGES (CREDITS)                                                -            (77)        (1,538)            (48)
                                                             --------       --------       --------        --------

INCOME FROM OPERATIONS                                         23,590         28,918         45,683          53,142

INTEREST AND DEBT ISSUANCE EXPENSE                             17,338         16,249         31,643          33,597

INCOME FROM EQUITY INTEREST IN JOINT VENTURE                      398            324          1,128             663

OTHER EXPENSE, NET                                                (27)          (390)          (237)           (552)
                                                             --------       --------       --------        --------

INCOME BEFORE PROVISION (BENEFIT) FOR
   INCOME TAXES                                                 6,623         12,603         14,931          19,656

PROVISION (BENEFIT) FOR INCOME TAXES                          (73,240)         1,983        (72,269)          3,143
                                                             --------       --------       --------        --------

INCOME BEFORE EXTRAORDINARY ITEM AND
   CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                   79,863         10,620         87,200          16,513

EXTRAORDINARY ITEM, NET OF INCOME TAXES                         1,582              -         (2,622)              -

CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                           -              -          1,319               -
                                                             --------       --------       --------        --------
NET INCOME                                                   $ 81,445       $ 10,620       $ 85,897        $ 16,513
                                                             ========       ========       ========        ========

EARNINGS PER SHARE - BASIC
   INCOME BEFORE EXTRAORDINARY ITEM AND
     CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE               $   3.29       $   0.45       $   3.60        $   0.70
   EXTRAORDINARY ITEM, NET OF INCOME TAXES                       0.06              -          (0.11)              -
   CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                        -              -           0.06               -
                                                             --------       --------       --------        --------
   NET INCOME                                                $   3.35       $   0.45       $   3.55        $   0.70
                                                             ========       ========       ========        ========

EARNINGS PER SHARE - DILUTED
   INCOME BEFORE EXTRAORDINARY ITEM AND
     CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE               $   2.98       $   0.42       $   3.28        $   0.66
   EXTRAORDINARY ITEM, NET OF INCOME TAXES                       0.06              -          (0.10)              -
   CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE                        -              -           0.05               -
                                                             --------       --------       --------        --------
   NET INCOME                                                $   3.04       $   0.42       $   3.23        $   0.66
                                                             ========       ========       ========        ========

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC                      24,282         23,569         24,198          23,565
                                                             ========       ========       ========        ========

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED                    26,783         25,265         26,559          25,170
                                                             ========       ========       ========        ========

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           June 30, 2002     December 31, 2001
                                                                           -------------     -----------------
ASSETS                                                                       (unaudited)
CURRENT ASSETS                                                                (thousands, except share data)
   Cash and cash equivalents                                                 $  54,174            $ 15,064
   Accounts receivable, net of allowances of $8,795
        in 2002 and $10,940 in 2001                                            199,679             173,461
   Inventories                                                                 106,482              89,430
   Deferred income taxes                                                         8,522                 375
   Other current assets                                                         25,405              32,935
                                                                             ---------            --------
       Total current assets                                                    394,262             311,265
                                                                             ---------            --------

Property, plant and equipment                                                  408,528             407,204
Less accumulated depreciation                                                 (213,830)           (206,407)
                                                                             ---------            --------
   NET PROPERTY, PLANT AND EQUIPMENT                                           194,698             200,797

COST IN EXCESS OF NET ASSETS ACQUIRED, net of accumulated
   amortization of $35,247 in 2002 and $34,855 in 2001                         197,456             208,184

DEBT ISSUANCE COSTS, net of accumulated
   amortization of $10,658 in 2002 and $14,643 in 2001                          37,166              13,690

DEFERRED INCOME TAXES                                                           88,620                   -

OTHER ASSETS                                                                    31,436              33,026
                                                                             ---------            --------
TOTAL ASSETS                                                                 $ 943,638            $766,962
                                                                             =========            ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Current portion of long-term debt                                         $     588            $  4,023
   Current portion of long-term debt - related party                                 -              14,040
   Accounts payable                                                            119,510             128,852
   Accrued employee compensation and benefits                                   24,158              25,858
   Accrued interest                                                             15,829               8,946
   Accrued customer rebates                                                     15,160              21,869
   Cash overdrafts                                                              46,367               4,073
   Other accrued liabilities                                                    28,937              38,555
                                                                             ---------            --------
       Total current liabilities                                               250,549             246,216

LONG-TERM DEBT                                                                 723,707             630,682
LONG-TERM DEBT - RELATED PARTY                                                       -              17,550
OTHER LIABILITIES                                                               50,376              53,260
                                                                             ---------            --------
       Total liabilities                                                     1,024,632             947,708

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                       Six Months Ended
                                                                                   -------------------------
                                                                                   June 30,         June 30,
                                                                                     2002            2001
                                                                                   --------         --------
OPERATING ACTIVITIES                                                                     (thousands)
   Net income                                                                     $ 85,897         $ 16,513
   Adjustments to reconcile net income to net cash provided
     by (used for) operating activities:
     Extraordinary charge on extinguishment of debt                                  4,324                -
     Cumulative effect of accounting change                                         (1,319)               -
     Depreciation and amortization                                                  16,231           16,574
     Amortization of debt issuance costs, debt premium
        and debt discount                                                            2,065              578
     Gain on disposition of assets                                                       -             (178)
     Deferred income taxes                                                         (77,334)               -
     Other operating activities                                                         88            3,337
     Changes in operating assets and liabilities, net                              (58,617)          (7,198)
                                                                                   -------          -------

         Net cash provided by (used for) operating activities                      (28,665)          29,626
                                                                                   -------          -------

INVESTING ACTIVITIES
   Capital expenditures                                                            (10,085)         (12,481)
   Proceeds from sale of assets                                                          -              552
   Other investing activities                                                       (1,027)            (511)
                                                                                   -------          -------

         Net cash used for investing activities                                    (11,112)         (12,440)
                                                                                   -------          -------

FINANCING ACTIVITIES
   Repayments of revolving loans                                                  (125,000)         (14,653)
   Proceeds from long-term debt                                                    356,590                -
   Repayments of long-term debt                                                   (141,394)          (5,042)
   Repayments of long-term debt - related party                                    (31,590)          (5,265)
   Increase in cash overdrafts                                                      42,294            5,010
   Debt issuance costs                                                             (25,491)               -
   Other financing activities                                                        3,478               66
                                                                                   -------          -------

         Net cash provided by (used for) financing activities                       78,887          (19,884)
                                                                                   -------          -------

Net increase (decrease) in cash and cash equivalents                                39,110           (2,698)

Cash and cash equivalents at beginning of period                                    15,064            4,890
                                                                                   -------          -------

Cash and cash equivalents at end of period                                         $54,174          $ 2,192
                                                                                   =======          =======

Supplemental Information:
   Cash paid for interest                                                          $22,845          $34,108
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

Future Accounting Changes - Extinguishment of Debt

     On April 30, 2002, Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145") was issued. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. Early application of the provisions of this Statement related to the rescission of Statement 4 is encouraged. The Company expects that adoption of this Statement in 2003 will result in a reclassification of the extraordinary items recorded during the six months ended June 30, 2002.

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2.   EARNINGS PER SHARE

     The following table shows the amounts used in computing earnings per share.

                                                             Three Months Ended             Six Months Ended
                                                          ------------------------      -------------------------
                                                          June 30,       June 30,       June 30,        June 30,
                                                           2002           2001           2002            2001
                                                          -------        --------       --------        --------
                                                                    (thousands, except per share amounts)
       Basic earnings per share:
         Income before extraordinary item and
           cumulative effect of an accounting change       $79,863         $10,620        $87,200        $16,513
         Extraordinary item                                  1,582               -         (2,622)             -
         Cumulative effect of an accounting change               -               -          1,319              -
                                                           -------         -------        -------        -------
         Net income                                        $81,445         $10,620        $85,897        $16,513
                                                           =======         =======        =======        =======

         Average common stock outstanding                   24,282          23,569         24,198         23,565

         Income before extraordinary item and
           cumulative effect of an accounting change       $  3.29         $  0.45        $  3.60        $  0.70
         Extraordinary item                                   0.06               -          (0.11)             -
         Cumulative effect of an accounting change              -                -           0.06              -
                                                           -------         -------        -------        -------
         Net income                                        $  3.35         $  0.45        $  3.55        $  0.70
                                                           =======         =======        =======        =======

         Diluted earnings per share:
         Income before extraordinary item and
           cumulative effect of an accounting change       $79,863         $10,620        $87,200        $16,513
         Extraordinary item                                  1,582               -         (2,622)             -
         Cumulative effect of an accounting change               -               -          1,319              -
                                                           -------         -------        -------        -------
         Net income                                        $81,445         $10,620        $85,897        $16,513
                                                           =======         =======        =======        =======

         Average common stock outstanding                   24,282          23,569         24,198         23,565

         Incremental shares resulting from
           Stock options (a)                                 1,001             196            861            105
           Convertible preferred stock                       1,500           1,500          1,500          1,500
                                                           -------         -------        -------        -------
         Adjusted weighted average shares                   26,783          25,265         26,559         25,170
                                                           =======         =======        =======        =======

         Income before extraordinary item and
           cumulative effect of an accounting change       $  2.98         $  0.42        $  3.28        $  0.66
         Extraordinary item                                   0.06               -          (0.10)             -
         Cumulative effect of an accounting change               -               -           0.05              -
                                                           -------         -------        -------        -------
         Net income                                        $  3.04         $  0.42        $  3.23        $  0.66
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

4.   EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE

     In connection with the refinancing transaction completed on March 25, 2002 (see Note 7), the Company wrote off debt issuance costs associated with the early extinguishment of its long-term debt due to a related party and its revolving credit facility, resulting in an extraordinary item of $2.6 million, net of income taxes of $1.7 million, in the six months ended June 30, 2002.

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

     The   following   tables  set  forth  the   components   of  the  Company's
restructuring accruals and activity for the three months and six months ended June 30, 2002:

                                                           Plant Closure  Personnel
                                               Total       and Leases     Reductions     Impairment       Other
                                               -----       -------------  ----------     ----------      -------
                                                                          (millions)
       Balance at March 31, 2002               $23.6          $14.3           $7.1         $   -          $2.2
       Cash receipts (spending), net            (1.6)          (0.3)          (0.7)            -          (0.6)
                                               -----          -----           ----         -----          ----
       Balance at June 30, 2002                $22.0          $14.0           $6.4         $   -          $1.6
                                               =====          =====           ====         =====          ====

       Balance at December 31, 2001            $25.0          $14.7           $7.8         $   -          $2.5
       Cash receipts (spending), net            (1.5)           1.4           (1.4)            -          (1.5)
       2002 restructuring charge (credit)       (1.5)          (2.1)            -              -           0.6
                                               -----          -----           ----         -----          ----
       Balance at June 30, 2002                $22.0          $14.0           $6.4         $   -          $1.6
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

6.   INVENTORIES

     The components of inventory are listed below.

                                              June 30,      December 31,
                                               2002             2001
                                              -------       ------------
                                                   (thousands)
     Raw materials and supplies              $ 67,200         $53,398
     Work-in-process                           13,586          12,476
     Finished goods                            25,696          23,556
                                             --------         -------
       Total                                 $106,482         $89,430
                                             ========         =======

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.   LONG-TERM DEBT

     The components of long-term debt are listed below.

                                                                          June 30,            December 31,
                                                                            2002                  2001
                                                                        -----------           ------------
       Foamex L.P. Credit Facility                                                (thousands)
         Term Loan B (1)                                                 $ 39,266               $ 76,139
         Term Loan C (1)                                                   35,697                 69,218
         Term Loan D (1)                                                   51,706                100,259
         Term Loan E (1)                                                   16,292                      -
         Term Loan F (1)                                                   19,245                      -
         Revolving credit facility (1)                                          -                125,000
       10 3/4% Senior secured notes due 2009 (at fair value) (2)          300,260                      -
       9 7/8% Senior subordinated notes due 2007 (2)                      150,000                150,000
       13 1/2% Senior subordinated notes due 2005 (includes
         $5,619 and $6,515 of unamortized debt premium) (2)               103,619                104,515
       Industrial revenue bonds (3)                                         7,000                  7,000
       Other (net of unamortized debt discount of $251 in 2002
         and $281 in 2001)                                                  1,210                  2,574
                                                                         --------               ---------
                                                                          724,295                634,705

       Less current portion                                                   588                  4,023
                                                                         --------               --------

       Long-term debt-unrelated parties                                  $723,707               $630,682
                                                                         ========               ========

     The components of related party long-term debt are listed below.

                                                                         June 30,            December 31,
                                                                           2002                    2001
                                                                       -----------           ------------
                                                                                  (thousands)
       Note payable to Foam Funding LLC (4)                              $      -                $31,590

       Less current portion                                                     -                 14,040
                                                                         --------               --------
       Long-term debt - related party                                    $      -                $17,550
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

     Amended Credit Facility
     -----------------------

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
                                                      ========

8.   INCOME TAXES

     During the three months ended June 30, 2002, the Company determined that, based on the weight of available evidence, including improved financial results, revised NOL carryforward utilization limitations and other tax planning strategies initiated in the three months ended June 30, 2002, it was more likely than not that its net deferred tax assets would be realized in the future. Accordingly, the Company reversed a previously recorded valuation allowance aggregating $99.3 million. The adjustment increased income before extraordinary item and accounting change in the three months and six months ended June 30, 2002 by $75.7 million. The adjustment decreased the extraordinary item on early extinguishment of debt by $1.6 million. The adjustment also decreased cost in excess of net assets acquired by $12.4 million and other comprehensive loss by $9.6 million.

     The Company continues to have federal net operating loss carryforwards aggregating approximately $160.0 million and expiring from 2010 to 2020. The Company has had an ownership change as defined in Internal Revenue Code Section 382 and may be limited on an annual basis in its net operating loss utilization.

9. COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are listed below.

                                                          Three Months Ended                 Six Months Ended
                                                        --------------------------       -------------------------
                                                        June 30,          June 30,       June 30,         June 30,
                                                          2002              2001           2002             2001
                                                        --------          --------       --------         --------
                                                                                (thousands)
       Net income                                        $81,445          $10,620         $85,897        $16,513
       Foreign currency translation adjustments              203            1,040              34            112
       Pension liability adjustments                       9,597                -           9,597              -
                                                         -------          -------         -------        -------
       Total comprehensive income                        $91,245          $11,660         $95,528        $16,625
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

     Segment results are presented below.

                                                   Carpet
                                        Foam      Cushion    Automotive     Technical
                                      Products    Products     Products      Products       Other         Total
                                     ---------    --------   -----------    ----------     -------      ---------
                                                                   (thousands)
Three months ended June 30, 2002
Net sales                            $119,129      $60,434      $123,750      $33,460       $9,125      $345,898
Income (loss) from operations          11,948       (1,224)        8,019        7,661       (2,814)       23,590
Depreciation and amortization           3,602        1,586           873          573        1,317         7,951

Three months ended June 30, 2001
Net sales                            $122,586      $57,534      $100,858      $24,357       $8,926      $314,261
Income (loss) from operations          17,302         (797)        7,547        6,113       (1,247)       28,918
Depreciation and amortization           3,735        2,161         1,121          873          410         8,300

Six months ended June 30, 2002
Net sales                            $236,611     $113,233      $228,131      $64,389      $17,596      $659,960
Income (loss) from operations          21,894       (4,218)       17,021       13,824       (2,838)       45,683
Depreciation and amortization           7,674        3,479         1,966        1,291        1,821        16,231

Six months ended June 30, 2001
Net sales                            $249,487     $111,218      $185,369      $52,138      $17,956      $616,168
Income (loss) from operations          31,017       (2,165)       12,544       14,027       (2,281)       53,142
Depreciation and amortization           7,658        4,085         2,338        1,607          886        16,574

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

12 . COMMITMENTS AND CONTINGENCIES (continued)

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

14.  RESTATEMENT

     Subsequent to the issuance of the Company's unaudited condensed consolidated statements of operations for the three months and six months ended June 30, 2002, the Company's management determined that these statements required adjustment to appropriately reflect intraperiod tax allocation of a portion of the reversal of the deferred tax valuation allowance recorded in the three months ended June 30, 2002 to the extraordinary item on early extinguishment of debt originally recorded in the three months ended March 31, 2002. The adjustment reduced income before extraordinary item and cumulative effect of an accounting change in the three and six months ended June 30, 2002 by $1.6 million ($0.06 per diluted share) and resulted in an extraordinary credit of $1.6 million in the three months ended June 30, 2002 and a corresponding reduction of $1.6 million in the extraordinary item reported in the six months ended June 30, 2002 ($0.06 per diluted share in each case).

     The adjustment had no impact on net income and did not impact the condensed consolidated balance sheet or condensed consolidated statement of cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001

                                                   Carpet
                                         Foam      Cushion     Automotive     Technical
                                       Products    Products     Products      Products       Other        Total
                                       --------    --------    ----------     ----------    -------     ---------
                                                                   (thousands)
Three months ended June 30, 2002
Net sales                              $119,129    $60,434      $123,750      $33,460       $9,125      $345,898
Income (loss) from operations            11,948     (1,224)        8,019        7,661       (2,814)       23,590
Depreciation and amortization             3,602      1,586           873          573        1,317         7,951
Income (loss) from operations
   as a percentage of net sales           10.0%     (2.0)%          6.5%        22.9%        n.m.*          6.8%

Three months ended June 30, 2001
Net sales                              $122,586    $57,534      $100,858      $24,357       $8,926      $314,261
Income (loss) from operations            17,302       (797)        7,547        6,113       (1,247)       28,918
Depreciation and amortization             3,735      2,161         1,121          873          410         8,300
Income (loss) from operations
   as a percentage of net sales           14.1%     (1.4)%          7.5%        25.1%        n.m.*          9.2%

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

     Foam Products

     Foam Products net sales for the three months ended June 30, 2002 decreased 2.8% to $119.1 million from $122.6 million in the comparable 2001 period. The decrease primarily reflected reduction in business from a major bedding manufacturer and the slow recovery of sales after an odor issue caused by defective chemicals from a major supplier in late 2001. Income from operations decreased 30.9%, to $11.9 million in the three months ended June 30, 2002 from $17.3 million in the comparable 2001 period. Income from operations was reduced by increased raw material prices in the latter part of the period and by unusually high manufacturing costs as the Company adjusted foam formulations and plant procedures to protect customers from further odor concerns. Income from operations was 10.0% of net sales in 2002, down from 14.1% in 2001.

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

     Provision (Benefit) for Income Taxes

     During the three months ended June 30, 2002, the Company determined that, based on the weight of available evidence including improved financial results, revised NOL carryforward utilization limitations and other tax planning strategies initiated in the three months ended June 30, 2002, it was more likely than not, that its net deferred tax assets would be realized in the future. Accordingly, the Company reversed a previously recorded valuation allowance of $99.3 million. The adjustment increased net income for the three months ended June 30, 2002 by $77.3 million, including $1.6 million reported as an extraordinary item.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

                                                   Carpet
                                         Foam      Cushion     Automotive     Technical
                                       Products    Products     Products      Products       Other       Total
                                       --------    --------    ----------     ----------   --------     --------
                                                                        (thousands)
Six months ended June 30, 2002
Net sales                              $236,611   $113,233      $228,131      $64,389      $17,596      $659,960
Income (loss) from operations            21,894     (4,218)       17,021       13,824       (2,838)       45,683
Depreciation and amortization             7,674      3,479         1,966        1,291        1,821        16,231
Income (loss) from operations
   as a percentage of net sales            9.3%     (3.7)%          7.5%        21.5%        n.m.*          6.9%

Six months ended June 30, 2001
Net sales                              $249,487   $111,218      $185,369      $52,138      $17,956      $616,168
Income (loss) from operations            31,017     (2,165)       12,544       14,027       (2,281)       53,142
Depreciation and amortization             7,658      4,085         2,338        1,607          886        16,574
Income (loss) from operations
   as a percentage of net sales           12.4%     (1.9)%          6.8%        26.9%        n.m.*          8.6%

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

     Provision (Benefit) for Income Taxes

     During the six months ended June 30, 2002, the Company determined that, based on the weight of available evidence, including improved financial results, revised NOL carryforward utilization limitations and other tax planning strategies initiated in the six months ended June 30, 2002, it was more likely than not, that its net deferred tax assets would be realized in the future. Accordingly, the Company reversed a previously recorded valuation allowance of $99.3 million. The adjustment increased net income for the six months ended June 30, 2002 by $77.3 million, including $1.6 million reported as an extraordinary item.

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

               Director                    For              Withhold Authority
          ----------------------        ----------          -------------------
          Marshall S. Cogan             18,031,274               1,484,841
          S. Dennis N. Belcher          19,317,849                 198,266
          John C. Culver                19,309,139                 206,976
          Julie Nixon Eisenhower        19,304,543                 211,572
          Robert J. Hay                 19,227,466                 288,649
          Stuart J. Hershon             16,550,123               2,965,992
          Virginia A. Kamsky            19,249,709                 266,406
          Raymond E. Mabus              19,232,579                 283,536
          John V. Tunney                19,251,217                 264,898

          Foamex International Inc. 2002 Stock Award Plan

          Stockholders approved the Foamex International Inc. 2002 Stock Award Plan.

               For            Against         Abstentions     Broker Non-Votes
          ----------         ---------        -----------     ----------------
          11,365,507         2,688,363         2,716,372          2,745,873

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

          99.1a Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

          99.2a Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

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

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FOAMEX INTERNATIONAL INC.


Date:  March 25, 2003                      By:  /s/  Bruno Fontanot
                                                -------------------------------
                                                Bruno Fontanot
                                                Senior Vice President - Finance
                                                and Chief Accounting Officer