Form 10-Q/A
period 2002-09-29
FOAMEX INTERNATIONAL INC
filed 2003-03-28
CIK 912908

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

Foamex International Inc. (the "Company") is filing this Form 10-Q/A to restate its unaudited condensed consolidated financial statements as of September 29, 2002 and for the three quarters then ended as discussed in Note 13 to the condensed consolidated financial statements. The Company has also updated its Management's Discussion and Analysis of Financial Condition and Results of Operations to give effect to the restatement, but has not updated any disclosures to reflect other developments since the original filing.


                                                       FOAMEX INTERNATIONAL INC.

                                                                 INDEX

                                                                                                               Page
Part I.  Financial Information

         Item 1.  Financial Statements.
              Condensed Consolidated Statements of Operations (unaudited) - Quarters and
                Three Quarters Ended September 29, 2002 (restated) and September 30, 2001                        3

              Condensed Consolidated Balance Sheets (unaudited) as of September 29, 2002
                (restated) and December 31, 2001                                                                 4

              Condensed Consolidated Statements of Cash Flows (unaudited) - Three Quarters
                Ended September 29, 2002 (restated) and September 30, 2001                                       5

              Notes to Condensed Consolidated Financial Statements (unaudited)                                   6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.                                                                                22

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                   31

         Item 4.  Controls and Procedures.                                                                      31

Part II. Other Information

         Item 1.  Legal Proceedings.                                                                            32

         Item 6.  Exhibits and Reports on Form 8-K.                                                             32

Signatures                                                                                                      33

Certification of Chief Executive Officer                                                                        34

Certification of Interim Chief Financial Officer                                                                35

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                Quarter Ended               Three Quarters Ended
                                                            ----------------------------  -----------------------------
                                                            September 29,  September 30,  September 29,   September 30,
                                                                2002          2001            2002           2001
                                                            ------------   -------------  -------------   -------------
                                                                         (thousands, except per share amounts)
                                                                                           (as restated
                                                                                           see Note 13)
NET SALES                                                     $340,823      $326,166         $1,000,783      $942,334

COST OF GOODS SOLD                                             310,735       278,757            887,071       803,853
                                                              --------      --------         ----------      --------

GROSS PROFIT                                                    30,088        47,409            113,712       138,481

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                      29,774        21,705             69,253        59,683

RESTRUCTURING, IMPAIRMENT AND OTHER
   CHARGES (CREDITS)                                            (3,674)          252             (5,212)          204
                                                              --------      --------         ----------      --------

INCOME FROM OPERATIONS                                           3,988        25,452             49,671        78,594

INTEREST AND DEBT ISSUANCE EXPENSE                              16,510        15,503             48,153        49,100

INCOME (LOSS) FROM EQUITY INTEREST IN
   JOINT VENTURE                                                   386           (53)             1,514           610

OTHER INCOME (EXPENSE), NET                                        370        (1,264)               133        (1,816)
                                                              --------      --------         ----------      --------

INCOME (LOSS) BEFORE PROVISION (BENEFIT)
   FOR INCOME TAXES                                            (11,766)        8,632              3,165        28,288

PROVISION (BENEFIT) FOR INCOME TAXES                            (3,695)        1,365            (75,964)        4,508
                                                              --------      --------         ----------      --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS AND
   CUMULATIVE EFFECT OF ACCOUNTING CHANGES                      (8,071)        7,267             79,129        23,780

EXTRAORDINARY ITEMS, NET OF INCOME TAXES                           829             -             (1,793)            -

CUMULATIVE EFFECT OF ACCOUNTING CHANGES                              -             -            (70,647)            -
                                                              --------      --------         ----------      --------

NET INCOME (LOSS)                                             $ (7,242)     $  7,267         $    6,689      $ 23,780
                                                              ========      ========         ==========      ========

EARNINGS PER SHARE - BASIC
   INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS AND
     CUMULATIVE EFFECT OF ACCOUNTING CHANGES                  $ (0.33)      $   0.31         $     3.26      $   1.01
   EXTRAORDINARY ITEMS, NET OF INCOME TAXES                      0.03              -              (0.07)            -
   CUMULATIVE EFFECT OF ACCOUNTING CHANGES                          -              -              (2.91)            -
                                                              --------      --------         ----------      --------
   NET INCOME (LOSS)                                          $ (0.30)      $   0.31         $     0.28      $   1.01
                                                              ========      ========         ==========      ========

EARNINGS PER SHARE - DILUTED
   INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS AND
     CUMULATIVE EFFECT OF ACCOUNTING CHANGES                  $ (0.33)      $   0.28         $     2.99      $   0.94
   EXTRAORDINARY ITEMS, NET OF INCOME TAXES                      0.03              -              (0.07)            -
   CUMULATIVE EFFECT OF ACCOUNTING CHANGES                          -              -              (2.67)            -
                                                              --------      --------         ----------      --------
   NET INCOME (LOSS)                                          $ (0.30)      $   0.28         $     0.25      $   0.94
                                                              ========      ========         ==========      ========

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC                      24,349         23,599             24,249        23,576
                                                              ========      ========         ==========      ========

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED                    24,349         25,773             26,449        25,370
                                                              ========      ========         ==========      ========


          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           September 29, 2002   December 31, 2001
                                                                           ------------------   -----------------
                                                                             (unaudited)
                                                                                 (thousands, except share data)
ASSETS                                                                       (as restated
CURRENT ASSETS                                                               see Note 13)
   Cash and cash equivalents                                                  $ 16,101            $ 15,064
   Accounts receivable, net of allowances of $9,427 in
         2002 and $10,940 in 2001                                              208,913             173,461
   Inventories                                                                 112,408              89,430
   Deferred income taxes                                                         8,534                 375
   Other current assets                                                         19,188              32,935
                                                                              --------            --------
       Total current assets                                                    365,144             311,265

Property, plant and equipment                                                  426,417             407,204
Less accumulated depreciation                                                 (236,711)           (206,407)
                                                                              --------            --------
   NET PROPERTY, PLANT AND EQUIPMENT                                           189,706             200,797

GOODWILL                                                                       125,297             208,184

DEBT ISSUANCE COSTS, net of accumulated
   amortization of $11,812 in 2002 and $14,643 in 2001                          34,603              13,690

DEFERRED INCOME TAXES                                                           88,624                   -

OTHER ASSETS                                                                    32,210              33,026
                                                                              --------            --------

TOTAL ASSETS                                                                  $835,584            $766,962
                                                                              ========            ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Current portion of long-term debt                                          $    429            $  4,023
   Current portion of long-term debt - related party                                 -              14,040
   Accounts payable                                                            143,594             128,852
   Accrued employee compensation and benefits                                   24,114              25,858
   Accrued interest                                                             23,928               8,946
   Accrued customer rebates                                                     17,688              21,869
   Cash overdrafts                                                              25,287               4,073
   Other current liabilities                                                    28,001              38,555
                                                                              --------            --------
       Total current liabilities                                               263,041             246,216

LONG-TERM DEBT                                                                 687,549             630,682
LONG-TERM DEBT - RELATED PARTY                                                       -              17,550
OTHER LIABILITIES                                                               45,776              53,260
                                                                              --------            --------
       Total liabilities                                                       996,366             947,708

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Preferred Stock, par value $1.00 per share:
     Authorized 5,000,000 shares
     Issued 15,000 shares - Series B                                                15                  15
   Common Stock, par value $.01 per share:
     Authorized 50,000,000 shares
     Issued 27,839,658 shares in 2002 and 27,260,441 shares in 2001                278                 273
   Additional paid-in capital                                                  101,938              97,668
   Accumulated deficit                                                        (199,855)           (206,544)
   Accumulated other comprehensive loss                                        (26,157)            (35,157)
   Common stock held in treasury, at cost:
     3,489,000 shares                                                          (27,780)            (27,780)
   Shareholder note receivable                                                  (9,221)             (9,221)
                                                                              --------            --------
       Total stockholders' deficiency                                         (160,782)           (180,746)
                                                                              --------            --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                $835,584            $766,962
                                                                              ========            ========


          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                        Three Quarters Ended
                                                                                  --------------------------------
                                                                                  September 29,     September 30,
                                                                                      2002             2001
                                                                                  -------------     --------------
                                                                                           (thousands)
                                                                                  (as restated
OPERATING ACTIVITIES                                                              see Note 13)
   Net income                                                                      $ 6,689              $23,780
   Adjustments to reconcile net income to net cash provided
     by (used for) operating activities:
     Extraordinary items on extinguishment of debt                                   3,375                    -
     Cumulative effect of accounting changes                                        70,647                    -
     Depreciation and amortization                                                  23,745               25,418
     Amortization of debt issuance costs, debt premium
        and debt discount                                                            3,591                  918
     Deferred income taxes                                                         (77,393)                   -
     Other operating activities                                                       (747)               2,324
     Changes in operating assets and liabilities, net                              (36,787)              21,196
                                                                                  --------              -------
         Net cash provided by (used for) operating activities                       (6,880)              73,636
                                                                                  --------              -------

INVESTING ACTIVITIES
   Capital expenditures                                                            (11,877)             (17,159)
   Proceeds from sale of assets                                                         21                  600
   Acquisition                                                                           -              (14,827)
   Other investing activities                                                       (4,205)                (941)
                                                                                  --------              -------
         Net cash used for investing activities                                    (16,061)             (32,327)
                                                                                  --------              -------

FINANCING ACTIVITIES
   Repayments of revolving loans                                                  (125,000)             (27,881)
   Proceeds from long-term debt                                                    356,590                    -
   Repayments of long-term debt                                                   (190,060)              (6,510)
   Repayments of long-term debt - related party                                    (31,590)              (8,775)
   Increase in cash overdrafts                                                      21,214                8,429
   Debt issuance costs                                                             (25,491)                (510)
   Interest rate swaps                                                              14,821                    -
   Other financing activities                                                        3,494               (1,548)
                                                                                  --------              -------
         Net cash provided by (used for) financing activities                       23,978              (36,795)
                                                                                  --------              -------

Net increase in cash and cash equivalents                                            1,037                4,514

Cash and cash equivalents at beginning of period                                    15,064                4,890
                                                                                  --------              -------

Cash and cash equivalents at end of period                                        $ 16,101              $ 9,404
                                                                                  ========              =======

Supplemental Information:
   Cash paid for interest                                                         $ 29,823              $47,689
                                                                                  ========              =======


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

     SFAS No. 142 provides a six-month transitional period from the effective date to perform an assessment of whether there is an indication that goodwill is impaired. The Company completed this assessment in the second quarter of 2002. Step one of the transitional impairment test uses a fair value methodology, which differs from the undiscounted cash flow methodology that continues to be used for intangible assets with an identifiable life. The Company identified six reporting units during the second quarter and performed step one of the transitional impairment test on each of the reporting units. Based on the results of step one of the transitional impairment test, the Company has identified one reporting unit in the Foam Products segment, the Carpet Cushion Products reporting unit and the Other reporting unit, for which the carrying value exceeded the fair values as at January 1, 2002, indicating a potential impairment of goodwill in those reporting units. Step two of the transitional impairment test, to determine the magnitude of any goodwill impairment, was completed in the third quarter of 2002. The resulting impairment loss of $72.0 million has been recorded as a cumulative effect of a change in accounting principle, retroactive to the Company's first quarter results of operations in accordance with the transitional implementation guidance of SFAS No. 142.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


1.   ORGANIZATION AND BASIS OF PRESENTATION (continued)

     The quarter ended March 31, 2002 and the two quarters ended June 30, 2002 have been restated as follows:

                                                                    Quarter Ended          Two Quarters Ended
                                                                    March 31, 2002           June 30, 2002
                                                                    --------------         -------------------
                                                                                  (thousands)
       Net income, as originally reported                              $  4,452                 $85,897
       Change in accounting principle                                   (71,966)                (71,966)
                                                                       --------                 -------
         Net income (loss) as adjusted                                 $(67,514)                $13,931
                                                                       ========                 =======

       Earnings per share - basic:
         As originally reported                                        $   0.18                 $  3.55
         Change in accounting principle                                   (2.98)                  (2.97)
                                                                       --------                 -------
         As adjusted                                                   $  (2.80)                $  0.58
                                                                       ========                 =======

       Earnings per share - diluted:
         As originally reported                                        $   0.17                 $  3.23
         Change in accounting principle                                   (2.73)                  (2.71)
                                                                       --------                 -------
         As adjusted                                                   $  (2.56)                $  0.52
                                                                       ========                 =======


     Goodwill balances include:

                                            Balance          Accounting                           Balance
            Segments                    December 31, 2001       Changes      Other  (1)      September 29, 2002
     ------------------------           -----------------     -----------   ------------     -------------------
                                                                       (thousands)
     Foam Products                         $ 90,909            $ (7,771)      $ (8,869)         $ 74,269
     Carpet Cushion Products                 62,898             (60,401)             -             2,497
     Automotive Products                     37,244                   -         (2,582)           34,662
     Technical Products                      14,658                   -           (789)           13,869
     Other                                    2,475              (2,475)             -                 -
                                           --------            --------       --------          --------
       Total                               $208,184            $(70,647)      $(12,240)         $125,297
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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


2.   EARNINGS PER SHARE

     The following table shows the amounts used in computing earnings per share.

                                                             Quarter Ended              Three Quarters Ended
                                                       ----------------------------   ---------------------------
                                                       September 29,   September 30,  September 29, September 30,
                                                           2002            2001           2002          2001
                                                       -------------   ------------   ------------- --------------
                                                                   (thousands, except per share amounts)
       Earnings per share - basic:
         Income (loss) before extraordinary items and
           cumulative effect of accounting changes         $(8,071)        $ 7,267        $79,129        $23,780
         Extraordinary items, net of income taxes              829               -         (1,793)             -
         Cumulative effect of accounting changes                 -               -        (70,647)             -
                                                           -------         -------        -------        -------
         Net income (loss)                                 $(7,242)        $ 7,267        $ 6,689        $23,780
                                                           =======         =======        =======        =======

         Weighted average common stock outstanding          24,349          23,599         24,249         23,576

         Income (loss) before extraordinary items and
           cumulative effect of accounting changes         $ (0.33)        $  0.31        $  3.26        $  1.01
         Extraordinary items, net of income taxes             0.03               -          (0.07)             -
         Cumulative effect of accounting changes                 -               -          (2.91)             -
                                                           -------         -------        -------        -------
         Net income (loss)                                 $ (0.30)        $  0.31        $  0.28        $  1.01
                                                           =======         =======        =======        =======

         Earnings per share - diluted:
         Income (loss) before extraordinary items and
           cumulative effect of accounting changes         $(8,071)        $ 7,267        $79,129        $23,780
         Extraordinary items, net of income taxes              829               -         (1,793)             -
         Cumulative effect of accounting changes                 -               -        (70,647)             -
                                                           -------         -------        -------        -------
         Net income (loss)                                 $(7,242)        $ 7,267        $ 6,689        $23,780
                                                           =======         =======        =======        =======

         Weighted average common stock outstanding          24,349          23,599         24,249         23,576

         Incremental shares resulting from
           Stock options (a)                                     -             674            700            294
           Convertible preferred stock                           -           1,500          1,500          1,500
                                                           -------         -------        -------        -------
         Adjusted weighted average shares (b)               24,349          25,773         26,449         25,370
                                                           =======         =======        =======        =======

         Income (loss) before extraordinary items and
           cumulative effect of accounting changes         $ (0.33)        $  0.28        $  2.99        $  0.94
         Extraordinary items, net of income taxes             0.03               -          (0.07)             -
         Cumulative effect of accounting changes                 -               -          (2.67)             -
                                                           -------         -------        -------        -------
         Net income (loss)                                 $ (0.30)        $  0.28        $  0.25        $  0.94
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

4.   EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES

     In connection with the refinancing transaction completed on March 25, 2002 (see Note 7), the Company wrote off debt issuance costs associated with the early extinguishment of its long-term debt due to a related party and its revolving credit facility, resulting in an extraordinary loss of $2.6 million, net of income taxes of $1.7 million, in the three quarters ended September 29, 2002. In the quarter ended September 29, 2002, the Company purchased and retired $49.0 million of its 13 1/2% senior subordinated notes, including unamortized debt premium of $2.5 million, and $1.5 million of its 9 7/8% senior subordinated notes resulting in an extraordinary gain of $0.8 million, net of income taxes of $0.6 million.

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

     Also included as a cumulative effect of accounting changes in the three quarters ended September 29, 2002 is a charge of $72.0 million associated with the adoption of SFAS No. 142 (see Note 1).

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

     The   following   tables  set  forth  the   components   of  the  Company's
restructuring accruals and activity for the quarter and three quarters ended September 29, 2002:

                                                        Plant Closure    Personnel
                                              Total       and Leases     Reductions     Impairment       Other
                                             -------    -------------    ----------     ----------      -------
                                                                          (millions)
     Balance at June 30, 2002                $22.0          $14.0            $6.4         $   -          $1.6
     Cash receipts (spending), net            (1.2)          (0.3)           (0.6)            -          (0.3)
     2002 restructuring credit                (3.7)          (2.3)           (1.4)            -             -
                                             -----          -----            ----         -----          ----
     Balance at September 29, 2002           $17.1          $11.4            $4.4         $   -          $1.3
                                             =====          =====            ====         =====          ====

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


5.     RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (CREDITS)

                                                        Plant Closure    Personnel
                                              Total       and Leases     Reductions     Impairment       Other
                                             -------    -------------    ----------     ----------      -------
                                                                          (millions)
       Balance at December 31, 2001          $25.0          $14.7            $7.8         $   -          $2.5
       Cash receipts (spending), net          (2.7)           1.1            (2.0)            -          (1.8)
       2002 restructuring charge (credit)     (5.2)          (4.4)           (1.4)            -           0.6
                                             -----          -----            ----         -----          ----
       Balance at September 29, 2002         $17.1          $11.4            $4.4         $   -          $1.3
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
                                             ========               =======

7.   LONG-TERM DEBT

     The components of long-term debt are listed below.

                                                                        September 29,         December 31,
                                                                            2002                  2001
                                                                        -------------         ------------
       Foamex L.P. Credit Facility                                                (thousands)
         Term Loan B (1)                                                  $ 39,262              $ 76,139
         Term Loan C (1)                                                    35,693                69,218
         Term Loan D (1)                                                    51,700               100,259
         Term Loan E (1)                                                    16,290                     -
         Term Loan F (1)                                                    19,243                     -
         Revolving credit facility (1)                                           -               125,000
       10 3/4% Senior secured notes due 2009 (2) (5)                       314,754                     -
       9 7/8% Senior subordinated notes due 2007 (2)                       148,500               150,000
       13 1/2% Senior subordinated notes due 2005 (includes
         $2,868 and $6,515 of unamortized debt premium) (2)                 54,453               104,515
       Industrial revenue bonds (3)                                          7,000                 7,000
       Other (net of unamortized debt discount of $211 in 2002
         and $281 in 2001)                                                   1,083                 2,574
                                                                          --------              --------
                                                                           687,978               634,705

       Less current portion                                                    429                 4,023
                                                                          --------              --------

       Long-term debt-unrelated parties                                   $687,549              $630,682
                                                                          ========              ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.   LONG-TERM DEBT (continued)

     The components of related party long-term debt are listed below.

                                                                       September 29,         December 31,
                                                                           2002                  2001
                                                                       -------------         ------------
                                                                                  (thousands)
       Note payable to Foam Funding LLC (4)                               $      -              $ 31,590

       Less current portion                                                      -                14,040
                                                                          --------              --------
       Long-term debt - related party                                     $      -              $ 17,550
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

     On October 16, 2002, Foamex L.P. announced that it had obtained a waiver from its bank lenders of its financial covenants for the period ended September 29, 2002 since it would not have been in compliance with the covenants. The waiver was effective until November 30, 2002 and reduced the commitment under the revolving credit facility from $100.0 million to $70.0 million for the period the waiver was in effect. On November 15, 2002, Foamex L.P. and its bank lenders executed an amendment to the Amended Credit Facility. Under the amendment, Foamex L.P. will be subject to minimum net worth, minimum EBDAIT, as defined, and maximum capital expenditure covenants through periods ending December 28, 2003. In addition, Foamex L.P. was subject to a minimum EBDAIT, as defined, covenant for the quarter ended September 29, 2002 and was in compliance. Compliance with existing covenants on leverage, fixed charge coverage and interest coverage ratios is suspended through periods ending September 28, 2003, but the covenants are revised and will be reinstated thereafter. In addition, borrowings under the Amended Credit Facility will be subject to a borrowing base calculation, which could limit borrowings under the revolving credit facility to less than the maximum commitment. As of November 15, 2002, the borrowing base calculation does not limit borrowings under the Amended Credit Facility.

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
                                                     ========

8.   INCOME TAXES

     During the three quarters ended September 29, 2002, the Company determined that, based on the weight of available evidence, including financial results, revised NOL carryforward utilization limitations and other tax planning strategies initiated in the three quarters ended September 29, 2002, it was more likely than not that its net deferred tax assets would be realized in the future. Accordingly, the Company reversed a previously recorded valuation allowance aggregating $99.4 million. The adjustment increased income before extraordinary item and

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.  INCOME TAXES (continued)

accounting change in the three quarters ended September 29, 2002 by $75.7 million. The adjustment decreased the extraordinary item on early extinguishment of debt by $1.6 million. The adjustment also decreased goodwill by $12.4 million and other comprehensive loss by $9.6 million.

     The Company continues to have federal net operating loss carryforwards aggregating approximately $160.0 million and expiring from 2010 to 2020. The Company has had an ownership change as defined in Internal Revenue Code Section 382 and may be limited on an annual basis in its net operating loss utilization.

9.     COMPREHENSIVE INCOME (LOSS)

       The components of comprehensive income (loss) are listed below.

                                                            Quarter Ended              Three Quarters Ended
                                                   -------------------------------  -----------------------------
                                                   September 29,     September 30,  September 29,   September 30,
                                                       2002              2001           2002           2001
                                                   -------------     ------------   -------------   --------------
                                                                                  (thousands)
       Net income (loss)                               $(7,242)          $ 7,267        $ 6,689         $23,780
       Foreign currency translation adjustments           (631)           (1,178)          (597)         (1,065)
       Pension liability adjustments                         -           (14,653)         9,597         (14,653)
                                                       -------           -------        -------         -------
       Total comprehensive income (loss)               $(7,873)          $(8,564)       $15,689         $ 8,062
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

     Segment results are presented below.

                                                   Carpet
                                         Foam      Cushion      Automotive     Technical
                                       Products    Products      Products       Products       Other         Total
                                       --------    --------     ----------     ----------     -------      ---------
                                                                   (thousands)
Quarter ended September 29, 2002
Net sales                              $121,773     $61,105      $120,151       $30,500        $7,294       $340,823
Income (loss) from operations             1,070      (4,749)        4,675         2,412           580          3,988
Depreciation and amortization             3,347       1,639         1,046           930           552          7,514

Quarter ended September 30, 2001
Net sales                              $132,380     $61,145       $95,683       $29,518        $7,440       $326,166
Income (loss) from operations            21,578      (3,173)        4,933         4,426        (2,312)        25,452
Depreciation and amortization             4,251       2,045         1,302           821           425          8,844

Three Quarters ended September 29, 2002
Net sales                              $358,384    $174,338      $348,282       $94,889       $24,890     $1,000,783
Income (loss) from operations            22,965      (8,967)       21,696        16,235        (2,258)        49,671
Depreciation and amortization            11,778       5,118         3,012         2,221         1,616         23,745


                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.    SEGMENT RESULTS (continued)

                                                   Carpet
                                        Foam       Cushion      Automotive     Technical
                                       Products    Products      Products       Products       Other         Total
                                       --------    --------     ----------     ----------     -------      ---------
                                                                   (thousands)
Three Quarters ended September 30, 2001
Net sales                              $381,867    $172,363      $281,052       $81,656     $25,396       $942,334
Income (loss) from operations            52,595      (5,338)       17,477        18,453      (4,593)        78,594
Depreciation and amortization            11,909       6,130         3,640         2,428       1,311         25,418

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

12.  COMMITMENTS AND CONTINGENCIES

     Litigation - Shareholders
     -------------------------

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

13.  RESTATEMENTS

     Subsequent to the issuance of the Company's unaudited condensed consolidated financial statements as of and for the three quarters ended September 29, 2002 the Company's management determined that these statements required adjustment to correct an error in the calculation of goodwill impairment pursuant to the transitional impairment test required by SFAS No.
142. The impairment loss recorded as a cumulative effect of a change in accounting principle retroactive to the Company's first quarter results of operations has been increased from $68.2 million, as originally reported, to $72.0 million. The adjustment decreased net income for the three quarters ended September 29, 2002 by $3.8 million ($0.15 per diluted share) and also decreased goodwill and increased stockholders' deficiency by $3.8 million in the condensed consolidated balance sheet.

     In addition, the Company's management determined that the condensed consolidated statement of operations for the three quarters ended September 29, 2002 required adjustment to appropriately reflect intraperiod tax allocation of a portion of the reversal of the deferred tax valuation allowance recorded in the three quarters ended September 29, 2002 to the extraordinary item on early extinguishment of debt. The adjustment reduced income before extraordinary item in the three quarters ended September 29, 2002 by $1.6 million ($0.06 per diluted share) and resulted in an extraordinary credit of $1.6 million in the three quarters ended September 29, 2002. This adjustment had no impact on net income and did not impact the condensed consolidated balance sheet or condensed consolidated statement of cash flows.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 29, 2002 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2001

                                                   Carpet
                                         Foam      Cushion      Automotive     Technical
                                       Products    Products      Products       Products       Other        Total
                                       --------    --------     ----------     ----------    ---------    ----------
                                                                   (thousands)
Quarter ended September 29, 2002
Net sales                               $121,773     $61,105      $120,151      $30,500       $7,294      $340,823
Income (loss) from operations              1,070      (4,749)        4,675        2,412          580         3,988
Depreciation and amortization              3,347       1,639         1,046          930          552         7,514
Income (loss) from operations
   as a percentage of net sales             0.9%       (7.8)%         3.9%         7.9%        n.m.*          1.2%

Quarter ended September 30, 2001
Net sales                               $132,380     $61,145       $95,683      $29,518       $7,440      $326,166
Income (loss) from operations             21,578      (3,173)        4,933        4,426       (2,312)       25,452
Depreciation and amortization              4,251       2,045         1,302          821          425         8,844
Income (loss) from operations
   as a percentage of net sales            16.3%       (5.2)%         5.2%        15.0%        n.m.*          7.8%

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

RESULTS OF OPERATIONS FOR THE THREE QUARTERS ENDED SEPTEMBER 29, 2002 COMPARED TO THE THREE QUARTERS ENDED SEPTEMBER 30, 2001

                                                   Carpet
                                         Foam      Cushion      Automotive    Technical
                                       Products    Products      Products     Products       Other         Total
                                       --------    --------     ----------    ---------     --------    -----------
                                                                        (thousands)
Three Quarters ended September 29, 2002
Net sales                               $358,384    $174,338      $348,282       $94,889    $24,890     $1,000,783
Income (loss) from operations             22,965      (8,967)       21,696        16,235     (2,258)        49,671
Depreciation and amortization             11,778       5,118         3,012         2,221      1,616         23,745
Income (loss) from operations
   as a percentage of net sales             6.4%        (5.1)%         6.2%         17.1%     n.m.*           5.0%

Three Quarters ended September 30, 2001
Net sales                               $381,867    $172,363      $281,052       $81,656    $25,396       $942,334
Income (loss) from operations             52,595      (5,338)       17,477        18,453     (4,593)        78,594
Depreciation and amortization             11,909       6,130         3,640         2,428      1,311         25,418
Income (loss) from operations
   as a percentage of net sales            13.8%        (3.1)%         6.2%         22.6%      n.m.*          8.3%

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

     Provision (Benefit) for Income Taxes

     During the three quarters ended September 29, 2002, the Company determined that, based on the weight of available evidence, including improved financial results, revised net operating loss carryforward utilization limitations and other tax planning strategies initiated in the three quarters ended September 29, 2002, it was more likely than not, that its net deferred tax assets would be realized in the future. Accordingly, the Company reversed a previously recorded valuation allowance of $99.4 million. The adjustment increased net income for the three quarters ended September 29, 2002 by $77.3 million, including $1.6 million reported as an extraordinary item.

     Extraordinary Items, Net of Income Taxes

     In connection with the refinancing transaction completed on March 25, 2002, the Company wrote off debt issuance costs associated with the early extinguishments of its long-term debt due to a related party and its revolving credit facility, resulting in an extraordinary loss of $2.6 million, net of income taxes of $1.7 million. During July and August of 2002, the Company purchased and retired $49.0 million of its 13 1/2% senior subordinated notes, including unamortized debt premium of $2.5 million, and $1.5 million of its 9 7/8% senior subordinated notes resulting in an extraordinary gain of $0.8 million, net of income taxes of $0.6 million.

     Cumulative Effect of Accounting Changes

     The cumulative effect of accounting changes in the three quarters ended September 29, 2002 includes a goodwill impairment charge of $72.0 million as a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" and the write off of a $1.3 million unamortized deferred credit as a result of the adoption of SFAS No. 141, "Business Combinations".

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

     On October 16, 2002, the Company announced that it had obtained a waiver of its financial covenants under its Amended Credit Facility for the period ended September 29, 2002 since it would not have been in compliance with the covenants. The waiver was effective until November 30, 2002 and reduced the commitment under the revolving credit facility from $100.0 million to $70.0 million for the period the waiver was in effect. On November 15, 2002, Foamex L.P. and its bank lenders executed an amendment to the Amended Credit Facility. Under the amendment, Foamex L.P. will be subject to minimum net worth, minimum EBDAIT, as defined, and maximum capital expenditure covenants through periods ending December 28, 2003. In addition, Foamex L.P. was subject to a minimum EBDAIT, as defined, covenant for the quarter ended September 29, 2002 and was in compliance. Compliance with existing covenants on leverage, fixed charge coverage and interest coverage ratios is suspended through periods ending September 28, 2003, but the covenants are revised and will be reinstated thereafter. In addition, borrowings under the Amended Credit Facility will be subject to a borrowing base calculation, which could limit borrowings under the revolving credit facility to less than the maximum commitment. As of November 15, 2002, the borrowing base calculation does not limit borrowings under the Amended Credit Facility. The cost of obtaining the amendment aggregated approximately $4.1 million, including bank and legal fees.

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

     SFAS No. 142 provides a six-month transitional period from the effective date to perform an assessment of whether there is an indication that goodwill is impaired. The Company completed this assessment in the second quarter of 2002. Step one of the transitional impairment test uses a fair value methodology, which differs from the undiscounted cash flow methodology that continues to be used for intangible assets with an identifiable life. The Company identified six reporting units during the second quarter and performed step one of the transitional impairment test on each of the reporting units. Based on the results of step one of the transitional impairment test, the Company identified one reporting unit in the Foam Products segment, the Carpet Cushion Products reporting unit and the Other reporting unit, for which the carrying value exceeded the fair values as at January 1, 2002, indicating a potential impairment of goodwill in those reporting units. Step two of the transitional impairment test, to determine the magnitude of any goodwill impairment, was completed in the third quarter of 2002 and the resulting impairment loss of $72.0 million has been recorded as a cumulative effect of a change in accounting principle, retroactive to the Company's first quarter results of operations in accordance with the transitional implementation guidance of SFAS No. 142.

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

                                  CERTIFICATION




I, Thomas E. Chorman, certify that:

1. I have reviewed this Amendment No. 1 to the quarterly report on Form 10-Q of Foamex International Inc.;

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

Date:  March 25, 2003


/s/ Thomas E. Chorman
--------------------------------------
Thomas E. Chorman
President and Chief Executive Officer

                                  CERTIFICATION




I, K. Douglas Ralph, certify that:

1. I have reviewed this Amendment No. 1 to the quarterly report on Form 10-Q of Foamex International Inc.;

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


Date:  March 25, 2003


/s/  K. Douglas Ralph
--------------------------------
K. Douglas Ralph
Executive Vice President and
Chief Financial Officer