Form 10-K
period 2002-12-31
FOAMEX INTERNATIONAL INC
filed 2003-03-28
CIK 912908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 29, 2002
                                             -----------------
                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from .......... to ..........

                         Commission file number: 0-22624

                            FOAMEX INTERNATIONAL INC.
                            -------------------------
             (Exact Name of registrant as Specified in its Charter)

                 Delaware                                      05-0473908
----------------------------------------              -----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification Number)

1000 Columbia Avenue, Linwood, PA                                    19061
---------------------------------                     -----------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (610) 859-3000
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section
12(g) of the Act:                           Common  Stock, par  value $.01 per
                                            -----------------------------------
                                            share, which is traded through the
                                            ----------------------------------
                                            National Association of Securities
                                            ----------------------------------
                                            Dealers, Inc. National Market
                                            -----------------------------
                                            System.
                                            -------

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES X  NO___
   ---
       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. [ X ]

       Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Securities Act of 1934). YES      NO  X
                                                          ----     ---

       The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 11, 2003, was $14.6 million.

       The number of shares outstanding of the registrant's common stock as of March 14, 2003 was 24,350,658.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Company's definitive proxy statement to be filed within 120 days pursuant to Rule. 12b-23 of the Securities and Exchange Act of 1934, as amended.







                                                           FOAMEX INTERNATIONAL INC.

                                                                   INDEX

                                                                                                               Page
                                                                                                               ----
Part I
         Item  1.     Business                                                                                    3
         Item  2.     Properties                                                                                 10
         Item  3.     Legal Proceedings                                                                          11
         Item  4.     Submission of Matters to a Vote of Security Holders                                        13

Part II
         Item  5.     Market for Registrant's Common Equity and
                           Related Stockholder Matters                                                           13
         Item  6.     Selected Consolidated Financial Data                                                       13
         Item  7.     Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                                         15
         Item  7a.    Quantitative and Qualitative Disclosures about Market Risk                                 31
         Item  8.     Financial Statements and Supplementary Data                                                31
         Item  9.     Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure                                                31

Part III
         Item 10.     Directors and Executive Officers of the Registrant                                         31
         Item 11.     Executive Compensation                                                                     31
         Item 12.     Security Ownership of Certain Beneficial Owners
                           and Management                                                                        31
         Item 13.     Certain Relationships and Related Transactions                                             31
         Item 14.     Controls and Procedures                                                                    31

Part IV
         Item 15.     Exhibits, Financial Statement Schedules
                           and Reports on Form 8-K                                                               32

         Signatures                                                                                              39

         Certification of Chief Executive Officer                                                                41

         Certification of Chief Financial Officer                                                                42



The Registrant will furnish a copy of any exhibit to this Annual Report on Form 10-K upon the payment of a fee equal to the Registrant's reasonable expense in furnishing such exhibit.

PART I
ITEM l.  BUSINESS

General

       Foamex International Inc. (referred to in this document as the "Company, we, us and/or our") is engaged primarily in the manufacturing and distribution of flexible polyurethane and advanced polymer foam products. As of December 29, 2002, our operations are conducted through our wholly-owned subsidiary, Foamex L.P., and through Foamex Canada Inc., Foamex Latin America, Inc. and Foamex Asia, Inc., which are wholly-owned subsidiaries of Foamex L.P. We were incorporated in 1993 to act as a holding company for Foamex L.P.

Segments

       We are the largest manufacturer and distributor of flexible polyurethane and advanced polymer foam products in North America. We have numerous manufacturing facilities dedicated to specific product lines as well as facilities with the capability to support multiple product lines. Each of our business segments has a customer base that is significantly different from the other segments. Our senior executives direct sales efforts for each of our business segments.

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

       The development and introduction of value-added products continues to be a priority including products incorporating Reflex(R) and viscoelastic or "memory" foams for the bedding industry, which maintain their resiliency better than other foams and materials. Reflex(R) materials include cushion wraps and cushion cores and are advanced polymer cushioning products designed to improve comfort, quality and durability in upholstered furniture and bedding products. Reflex(R) was created using patented VPF(SM) manufacturing technology. We also have introduced high efficiency thermal management foam products for applications in work gloves and outerwear.

       Carpet Cushion Products

       We manufacture carpet cushion products, which include rebond, prime, felt and rubber carpet padding. Prime carpet padding is made from virgin polyurethane foam buns. Rebond carpet padding is primarily made from recycled foam, which is shredded into small pieces, processed and then bonded using a polyurethane chemical adhesive. Rebond manufacturing requires the management of a comprehensive recycling business that includes an extensive internal and external collection network from the automotive and foam industries on a worldwide basis. Our fiber operation incorporates both mechanical and chemical bonding techniques to produce high-end padding from virgin and recycled fibers. We produce high-end rubber carpet padding utilizing both natural and synthetic rubber.

       Automotive Products

       We are one of the largest suppliers of polyurethane foam products to the North American automotive industry. Our product lines include: foam rolls and flame-laminated composites, to improve comfort and provide pleasing appearance in seat covers and other interior soft-trim applications, which includes our new SmoothBond(R) product, using patented VPF(SM) technology to provide unique comfort characteristics in seating applications; CustomFit(R) semi-rigid thermoformable foams, to provide structure and shape in headliner substrate applications; Qylite(R) acoustical foams, to reduce noise and improve sound quality in the vehicle. We provide a range of foams in this category for applications such as dash insulators, hood insulators and interior trim insulators; contoured foam products for motor vehicle floor carpet underlay pads; barrier foam products, which provide soft-touch cushioning, while also allowing our customers to more efficiently process the components with low-pressure injection-molding or foam-in-place manufacturing methods; molded energy-absorbing foams, to enhance occupant safety in vehicle crash situations and allow our customers to meet federal regulatory safety standards for their components; molded seating cushions, diversifying us further into molded products to complement our core slab-based business.

       We supply our product lines through a range of tiers in the automotive industry supply chain, varying greatly depending on the specific application and the original equipment manufacturer ("OEM"). Most frequently, we supply to Tier 1 system integrators, which in turn provide components and systems to the OEMs. In conjunction with these efforts, we maintain direct contact with OEMs for material specification development, appearance approvals, and new product development initiatives.

       We maintain our position in the automotive industry through a continuing focus on new product development, flexible and efficient manufacturing capabilities, and outstanding quality and service in our QS9000 registered manufacturing facilities.

       Technical Products

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

       Due to the highly specialized nature of most Technical Products, our research staff works with customers to design, develop and manufacture each product to specification. In addition, we advertise in trade journals and related media to attract customers and, more generally, to increase an awareness of our capabilities for Technical Products.

       Other

       Other consists primarily of certain manufacturing operations in Mexico City, corporate expenses not allocated to the other business segments and restructuring, impairment and other charges (credits).

Marketing and Sales

       Foam Products sells directly to major bedding and furniture manufacturers and also through third party independent fabricators. In addition, we manufacture and distribute foam-based consumer products such as futons, pillows, mattress pads and children's furniture to retail chains. Our foam-based consumer products sales efforts are primarily regionally based. The key strategic elements supporting growth in these areas are a focus on marketing and sales efforts, high quality, cost-competitive products and low freight costs through optimal plant location. Plant locations are critical in this regionalized business where the transportation cost typically comprises a significant portion of product cost.

       Carpet Cushion Products sells carpet padding to distributors and to major home product and floor covering retail chains.

       Our Automotive Products customer base includes all of the major Tier 1 interior system integrators. We compete for new business both at the beginning of development of new models and upon the redesign of existing models. Once a foam producer has been designated to supply parts for a new model program, the foam producer usually produces parts for the life of the program. Competitive factors in the market include product quality and reliability, cost and timely service, technical expertise and development capability, new product innovation and customer service.

       We market our Technical Products through a network of independent fabrication and distribution companies in North America, the United Kingdom and Asia. These fabricators or distributors often further process or finish Technical Products to meet the specific needs of end users. Our specialty and technical foams service unique end user requirements and are generally sold at relatively high margins. This business is characterized by a diversity and complexity of both customers and applications.

International Operations

       Our international operations are located in Canada, Mexico and Asia. We operate four manufacturing facilities in Canada to service our bedding and automotive customers and have six facilities in Mexico serving the automotive and cushioning industries. Five of the Mexican facilities are located within the Mexican free trade zones close to the U.S. border and primarily service automotive customers. Our Mexico City facility services both automotive and foam fabrication customers.

       We participate in a joint venture with fabrication facilities in Singapore and Thailand. In December 2001, we increased our non-controlling equity interest in the joint venture to 70%. The joint venture expects to install its first foam pourline during 2003. This pourline, which will be entirely financed by the joint venture entity, will reduce foam shipping costs for sales to the region and increase the range of markets served.

       We have maintained a longstanding relationship with Recticel s.a. ("Recticel"), a leading manufacturer of flexible polyurethane foam in Europe. We have in the past exchanged technical information and expertise relating to foam manufacturing with Recticel.

Major Customers

       Sales to Johnson Controls, which are included in Automotive Products, accounted for approximately 17.3% of our net sales in 2002, 15.7% of our net sales in 2001, and 12.3% of our net sales in 2000. No other customer accounted for more than 10.0% of our net sales during any of the past three years. Net sales to our five largest customers comprised approximately 33.8% of our net sales in 2002, 35.0% of our net sales in 2001 and 29.7% of our net sales in 2000. The loss of any one of these customers could have a material adverse effect on our business.

Manufacturing and Raw Materials

       Our manufacturing and distribution facilities are strategically located to service our major customers because the high freight cost in relation to the cost of the foam product generally results in distribution being most cost-effective within a 200 to 300 mile radius. During 2002, we closed certain rebond carpet padding operations, foam pouring operations, and a foam fabrication operation. We have identified additional operations to be closed during 2003. In many cases, the volume from these closed operations will be absorbed by our existing facilities in order to improve capacity utilization. In some but not all instances, our other existing facilities will have to be upgraded to absorb the transferred volume. We may lose some revenue due to closing these operations.

       Our fabrication process involves cutting foam buns into various shapes and sizes to meet customer specifications. Fabricated foam is sold to customers and is utilized by us to produce our foam-based consumer products. Scrap foam, a byproduct of foam production and fabrication, is used to produce rebond carpet padding.

       Raw materials account for a significant portion of our manufacturing costs. The two principal chemicals used in the manufacture of flexible polyurethane foam are toluene diisocyanate, or "TDI," and polyol. We generally have alternative suppliers for each major raw material. We believe that we could find alternative sources of supply should we cease doing business with any one of our major suppliers, although there may be some delay in replacing a major supplier, especially a supplier of TDI and/or polyol. There are a limited number of major suppliers of TDI and polyol. Our principal supplier of TDI and polyol is The Dow Chemical Company. Although we have not experienced a significant shortage of available materials, a disruption in our ability to obtain TDI and/or polyol that continues for a significant period of time could cause us to suspend our manufacturing operations, which could have a material adverse effect on our business and results of operations.

       The  prices  of TDI  and  polyol  have  historically  been  cyclical  and volatile. The prices of these raw materials are influenced by demand, manufacturing capacity, oil prices and the current geopolitical instability and its impact on oil production and prices. We experienced 32.0% to 37.0% increases in the price of raw materials from major chemical manufacturers during the fiscal year ended December 29, 2002. Our major chemical suppliers have announced their intention to increase prices by approximately 10.0% to 12.0% effective April 1, 2003. We attempt to offset raw material price increases through selling price increases and manufacturing process efficiencies, but we were only partially able to do so in the fiscal year ended December 29, 2002. In the future, we may not be successful in implementing selling price increases to fully recover raw material cost increases. Competitive pricing pressure may also require us to adjust our selling prices or lose volume.

       A key material needed in the manufacture of rebond carpet padding is scrap foam. We internally generate a substantial portion of the scrap foam used in the production of rebond carpet padding from our other operations. Historically, the market price of rebond carpet padding has fluctuated with the market price of scrap foam.

Employees

       As of December 29, 2002, we employed approximately 5,800 persons. Approximately 1,700 of these employees are located outside the United States and approximately 2,200 employees are covered by collective bargaining agreements with labor unions. These agreements expire on various dates through 2004. We consider relations with our employees to be good.

Competition

       The flexible polyurethane foam industry is highly competitive with price, quality and service being significant competitive factors. Our competitors in the polyurethane foam industry include E. R. Carpenter Company, Hickory Springs Manufacturing Company, Vitafoam, Inc., Flexible Foam Products, Inc., Future Foam, Inc. and The Woodbridge Group. None of these competitors individually competes in all of the business segments in which we do business.

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

Research and Development

       We believe we have a leading research and development capability in the flexible polyurethane foam industry. Our primary research and development facility is located in Eddystone, Pennsylvania. Expenditures for research and development amounted to $4.8 million for 2002, $3.1 million for 2001 and $2.5 million for 2000.

       Foamex L.P., Recticel, and Beamech Group Limited, an unaffiliated third party, have an interest in Prefoam AG, a Swiss corporation that develops new manufacturing technology for the production of polyurethane foam including the VPFSM manufacturing process. Recticel and affiliates of Recticel are shareholders of Foamex International. Foamex L.P., Recticel and their affiliates have a royalty-free license to use technology developed by the Swiss corporation. We and Recticel have exchanged know-how, trade secrets, engineering and other data, designs, specifications, chemical formulations, technical information, market information and drawings which are necessary or useful for the manufacture, use or sale of foam products. We anticipate that we will continue to do so in the future.

Risk Factors

       In addition to the other information in this Annual Report on Form 10-K, investors should carefully consider the following factors about us. Certain statements in "Risk Factors" are forward-looking statements. See "Forward-Looking Information."

Our substantial debt could impair our financial condition.

       We continue to be highly leveraged and have substantial debt service obligations. As of December 29, 2002, our total debt was approximately $738.6 million and our shareholders' deficiency was approximately $189.7 million. As of December 29, 2002, we had approximately $27.6 million in revolving loan availability and approximately $20.6 million in outstanding letters of credit. We may also incur additional debt in the future, subject to certain limitations contained in our debt instruments.

       The degree to which we are leveraged could have important consequences. For example:

     o    our ability to obtain  additional  financing in the future for working
          capital,   capital  expenditures,   acquisitions,   general  corporate
          purposes or other purposes may be limited;

     o a significant portion of our cash flow from operations must be dedicated to the payment of interest and, beginning in 2004, principal on our debt, which reduces the funds available for operations;

     o some of our debt is and will continue to be at variable rates of interest, which may result in higher interest expense in the event of increases in interest rates or inability to achieve certain financial conditions;

     o our debt agreements contain, and any agreements to refinance our debt likely will contain, financial and restrictive covenants, and our failure to comply with them may result in an event of default which, if not cured or waived, could have a material adverse effect on us; and

     o On February 26, 2003, Standard and Poor's Rating Services ("S&P") announced that it had lowered its corporate credit rating on Foamex L.P. from "B+" to "B". In their announcement, S&P cited their view that our weak operating performance, higher raw material costs, and a sluggish domestic economy, which if not reversed will likely elevate near-term liquidity concerns. The S&P action could have a negative impact on the cost of our future borrowings, if any, and the extension of trade credit.

We and our bank lenders executed an amendment to the Amended Credit Facility on November 15, 2002 revising our financial covenants. If we are unable to comply with our revised financial covenants, our bank lenders could cause all amounts outstanding under the Amended Credit Facility to be due and payable immediately.

       On November 15, 2002, Foamex L.P. and the bank lenders executed an amendment to the Amended Credit Facility, which, among other things, revised the financial covenants. In addition, borrowings under the Amended Credit Facility are subject to a borrowing base calculation, which could limit borrowings under the revolving credit facility to less than the maximum commitment. Also, Foamex L.P. is subject to other financial covenants through December 28, 2003. A minimum EBDAIT, as defined, covenant is tested monthly, on a cumulative basis, beginning with December 2002. Foamex L.P.'s minimum EBDAIT covenants have higher thresholds in the second half of 2003. Foamex L.P.'s ability to comply with this covenant will be substantially dependent on an improved gross profit margin and lower administrative costs compared to the latter part of 2002. If we are unable to comply with the revised financial covenants, the bank lenders could cause all amounts outstanding under the Amended Credit Facility to be due and payable immediately. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of Foamex L.P.'s other debt instruments, which unless cured or waived, would have a material adverse effect on us and could impair our ability to continue as a going concern.

If we breach any of the financial covenants under our various indentures, credit facilities or guarantees, our debt service obligations could be accelerated.

       If we breach any of the financial covenants under our various indentures, credit facilities or guarantees, our substantial debt service obligations could be accelerated. Furthermore, any breach of any of the financial covenants under our subsidiaries' indentures or credit facilities could result in the acceleration of all the indebtedness of our subsidiaries. In the event of any such simultaneous acceleration, we would not be able to repay all of the indebtedness under our various guarantees or under our subsidiaries' indentures, guarantees or credit facilities.

We may not be able to generate sufficient cash flow to meet our debt service obligations.

       Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt service obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. Our annual debt service obligations will increase by $2.2 million per year for each 1% increase in interest rates, based on the balance of variable rate debt outstanding as of December 29, 2002. Our estimated debt service obligation for 2003 is $69.7 million, based on levels of debt and interest rates in effect at December 29, 2002. If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We may not be able to refinance or restructure our debt or sell assets on a timely basis, on acceptable terms or at all. Furthermore, the proceeds of any refinancing, restructuring or asset sale may not generate sufficient cash flow to meet our debt service obligations. In addition, we may not be able to obtain additional financing on acceptable terms, if at all, or may not be permitted to obtain additional financing under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.

We may incur more debt, which could exacerbate the risks described above.

       We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The Amended Credit Facility and the indentures relating to Foamex L.P.'s 10 3/4% senior secured notes, 9 7/8% senior subordinated notes due 2007 and 13 1/2% senior subordinated notes due 2005 restrict Foamex L.P. and its subsidiaries in incurring additional indebtedness, but do not fully prohibit Foamex L.P. and its subsidiaries from doing so. If new debt is added to our and our subsidiaries' current debt levels, the related risks, including those described above, that we and they now face could intensify, which could have a material adverse effect on us.

The price and availability of raw materials account for a significant portion of our manufacturing costs. We have experienced significant increases in raw material costs and may continue to do so.

       The two principal chemicals used in the manufacture of flexible polyurethane foam are toluene diisocyanate, or "TDI," and polyol. The prices of TDI and polyol are influenced by demand, manufacturing capacity and oil and natural gas prices. Historically, the price of raw materials has been cyclical and volatile, and our principal suppliers of raw materials used in the manufacture of flexible polyurethane foam have significantly increased the price of raw materials several times.

       We experienced 32.0% to 37.0% increases in the price of raw materials from major chemical manufacturers during the fiscal year ended December 29, 2002. Our major chemical suppliers have announced their intention to increase prices by approximately 10.0% to 12.0% effective April 1, 2003. We attempt to offset raw material price increases through selling price increases and manufacturing process efficiencies, but we were only partially able to do so in the fiscal year ended December 29, 2002. Our suppliers of TDI and polyol, as well as our other suppliers, may increase raw material prices in the future and we may not be able to implement additional selling price increases to fully offset raw material cost increases. This could have a material adverse effect on our business, financial condition and results of operations.

We depend on a limited number of suppliers of TDI and polyol.

       There are a limited number of major suppliers of TDI and polyol. Our principal supplier of TDI and polyol is The Dow Chemical Company. Although we have not experienced a significant shortage of available materials, a disruption in our ability to obtain TDI and/or polyol that continues for a significant period of time could cause us to suspend our manufacturing operations, which could have a material adverse effect on our business and results of operations.

We must effectively manage our other operating expenses.

       In addition to our ability to effectively increase selling prices in response to raw material cost increases, we must manage and control our other operating expenses. We experienced an increase in other operating expenses, and selling, general and administrative expenses in 2002. If we are unable to achieve reductions in other operating expenses and in our selling, general and administrative expenses, this could have a material adverse effect on our business, financial condition and results of operations.

We rely on a few large customers for a significant portion of our net sales.

       A few of our customers are material to our business and operations. Sales to our five largest customers together accounted for approximately 33.8% of our net sales in 2002, 35.0% of our net sales in 2001 and 29.7% of our net sales in 2000. Sales to Johnson Controls, our largest customer, accounted for 17.3% of our net sales in 2002, 15.7% of our net sales in 2001 and 12.3% of our net sales in 2000. Johnson Controls has informed us that it intends to reduce its purchases of certain products from us in 2003, in an effort to diversify its supply base, which may result in up to a $70.0 million reduction in our net sales to them. The loss, or a substantial decrease in the amount, of purchases by any of our major customers could adversely affect our financial position and results of operations.

We are subject to extensive federal, state, local and foreign environmental laws and regulations.

       Our past and present business operations and the past and present ownership and operation of our real property are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment and the remediation of environmental contamination. We are currently remediating soil and groundwater contamination in excess of state standards at several of our current and former facilities. Further, we are currently designated a Potentially Responsible Party, or "PRP," by the United States Environmental Protection Agency, or "EPA", or by state environmental agencies or by other PRPs relating to eight sites. We have accrued our estimated costs for remediation of these sites. If there are additional sites or our estimates are not correct, there could be a material adverse effect on our financial condition and results of operations. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist on our properties. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws, and discovery of new conditions may require us to make additional expenditures, which may be material.

Our business is cyclical.

       The polyurethane foam business is cyclical to the extent that our customers are in cyclical industries. We are especially subject to the cyclical nature of the automotive, housing, technology and furniture and bedding industries. A protracted downturn in the businesses of our customers in any of these industries, either simultaneously or sequentially, could have a material adverse effect on our results of operations.

Forward-Looking Information

       The Private  Securities  Litigation  Reform Act of 1995  provides a "safe
harbor"  for  forward-looking   statements  so  long  as  those  statements  are
identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Annual Report on Form 10-K and those that may be made in the future by or on behalf of us which are identified as forward-looking, we note that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements, such as the ability to implement customer selling price increases in response to higher raw material costs, raw material price increases, general economic conditions, the interest rate environment, the level of automotive production, carpet production, furniture and bedding production, and housing starts, the completion of various restructuring/consolidation plans, the achievement of management's business plans, our capital and debt structure (including various financial covenants), litigation and changes in environmental legislation and environmental conditions. The forward-looking statements contained in this Annual Report on Form 10-K were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond our control.

       Accordingly, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will be realized or that actual results will not be significantly higher or lower. The forward-looking statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third party has independently verified or reviewed such statements. Readers of this Annual Report on Form 10-K should consider these facts in evaluating the information contained herein. In addition, our business and operations are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Annual Report on Form 10-K. The inclusion of the forward-looking statements contained in this Annual Report on Form 10-K should not be regarded as a representation by us or any other person that any of the forward-looking statements contained in this Annual Report on Form 10-K will be achieved. In light of the foregoing, readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein.

ITEM 2.  PROPERTIES

       As of December 29, 2002, we maintained 62 manufacturing and distribution facilities, including six facilities that will be closed as part of restructuring plans during 2003. Total floor space in use at our 18 owned manufacturing and distribution facilities is approximately 3.5 million square feet and total floor space in use at our 44 leased manufacturing and distribution facilities is approximately 5.2 million square feet. Fifty-two of these facilities are located throughout 38 cities in the United States, four facilities are located in Canada, and six facilities are located in Mexico. We do not anticipate any problem in renewing or replacing any of the leases expiring in 2003. In addition, we have approximately 1.4 million square feet of idle space of which approximately 0.9 million is leased.

       We maintain administrative offices in Linwood, Pennsylvania and New York, New York.

       Property information by business segment is not reported because many of our facilities produce products for multiple business segments.

ITEM 3.  LEGAL PROCEEDINGS

         Litigation--Breast Implants

       As of March 11, 2003, Foamex L.P. and Trace International Holdings, Inc. ("Trace") were two of multiple defendants in 961 actions filed on behalf of approximately 1,087 recipients of breast implants in various United States courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the courts. During 1995, we, Foamex L.P. and Trace were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final. The number of pending cases has steadily declined over the last several years from a peak of 3,486 cases on behalf of approximately 5,766 individuals. Despite the 1995 Summary Judgment, some cases have been filed against Foamex L.P. and Trace in federal courts. These have been dismissed and, in many cases, the actions were re-filed in state courts. No cases relating to breast implants are pending against Foamex L.P. or Trace in federal courts at this time. None of Foamex L.P., we, or Trace nor any of our carriers has paid to settle any claims relating to breast implants, and no judgment has ever been entered against Foamex L.P., Trace, or us or any of our carriers in respect of these matters.

       Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from us or from Trace. Neither we nor Trace recommended, authorized, or approved the use of foam for these purposes. We are also indemnified by Trace for any such liabilities relating to foam manufactured prior to October 1990. Trace's insurance carrier has continued to pay our litigation expenses after Trace's filing of a petition for relief under the Bankruptcy Code on July 21, 1999. Trace's insurance policies continue to cover certain liabilities of Trace, but if the limits of those policies are exhausted, it is unlikely that Trace will be able to continue to provide additional indemnification. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, without taking into account the indemnification provided by Trace, the coverage provided by Trace's and our liability insurance and potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that it is not reasonably possible that the disposition of the matters that are pending or that may reasonably be anticipated to be asserted will result in a loss that is material to our consolidated financial position, results of operations or cash flows. If management's assessment of our liability relating to these actions is incorrect, these actions could have a material adverse effect on our financial position, results of operations and cash flows.

       Litigation--Other

       During the second quarter of 2001, we were notified by an insurance provider concerning a dispute involving the reimbursement of liability claims paid on behalf of Trace. The insurance provider is contending that we are liable for claims of approximately $6.1 million. We intend to strongly defend this claim and consider the claim to be without merit. If management's assessment of our liability relating to this action is incorrect, this action could have a material adverse effect on our financial position, results of operations and cash flows.

       We and our subsidiaries are party to various other lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations. If management's assessment of the liability relating to these actions is incorrect, these actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of December 29, 2002, we have accrued approximately $0.7 million for litigation and other legal matters in addition to the environmental matters discussed below.

Environmental and Health and Safety

       We are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, are from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of December 29, 2002, we had accruals of approximately $2.7 million for environmental matters, including approximately $2.3 million related to remediating and monitoring soil and groundwater contamination and approximately $0.4 million relating to PRP sites and other matters.

       On August 8, 2001, the EPA proposed a National Emission Standard for Hazardous Air Pollutants, or "NESHAP", for Flexible Polyurethane Foam Fabrication Operations. The proposed NESHAP regulates emissions of methylene chloride and other Hazardous Air Pollutants and restricts air emissions from flame lamination sources. We do not believe that this standard, if adopted, will require us to make material expenditures.

       On August 31, 2002, Environment Canada, the Canadian environmental regulatory agency, proposed a rule which would require flexible polyurethane foam manufacturing operations to reduce methylene chloride (dichloromethane) air emissions. The proposed rule establishes a 50.0% reduction in methylene chloride emissions by December 1, 2003 and 100.0% reductions by January 1, 2007. We do not believe that this standard, if adopted, will require us to make material expenditures for our Canadian plants.

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

       The Comprehensive Environmental Response, Compensation and Liability Act, or "CERCLA," and comparable state laws impose liability without fault for the costs of cleaning up contaminated sites on certain classes of persons that contributed to the release of hazardous substances into the environment at those sites, for example, by generating wastes containing hazardous substances which were disposed at such sites. We are currently designated as a PRP by the EPA or by state environmental agencies or other PRPs, pursuant to CERCLA or analogous state statutes, with respect to eight sites. Estimates of total cleanup costs and fractional allocations of liability are often provided by the EPA, the state environmental agency or the committee of PRPs with respect to the specified site. Based on these estimates (to the extent available) and on known information, in each case and in the aggregate, we do not expect additional costs, if any, to be material to our results of operations or financial position.

       In 2003, capital expenditures for safety and environmental compliance projects are anticipated to be approximately $1.5 million. Although it is possible that new information or future developments could require us to reassess the potential exposure relating to all pending environmental matters, including those described above, management believes that, based upon all currently available information, the resolution of these environmental matters will not have a material adverse effect on our operations, financial position, capital expenditures or competitive position. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions, including the presence of previously unknown environmental contamination, may be found to exist or a reassessment of the potential exposure to pending environmental matters may be necessary due to new information or future developments, that may require expenditures not currently anticipated and that may be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

       Our common stock is traded through the National Association of Securities Dealers, Inc. National Market System (the "NASDAQ") under the symbol "FMXI".

       The following table sets forth the high and low bid prices for the common stock.

                                                    High               Low
                                                    ----               ---
       2002
       Quarter Ended March 31                      $10.43            $ 7.75
       Quarter Ended June 30                       $11.55            $ 7.75
       Quarter Ended September 29                  $11.11            $ 4.66
       Quarter Ended December 29                   $ 5.76            $ 1.12

       2001
       Quarter Ended March 31                      $ 5.94            $4.50
       Quarter Ended June 30                       $ 7.83            $4.50
       Quarter Ended September 30                  $ 8.12            $5.90
       Quarter Ended December 31                   $ 8.46            $6.00

       As of December 29, 2002, there were 131 holders of record of the common stock.

       There were no cash dividends paid on common stock during the past two fiscal years. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition and requirements, restrictions in financing agreements, business conditions and other factors. We are a holding company whose assets consist primarily of a wholly-owned subsidiary Foamex L.P. Consequently, our ability to pay dividends is dependent upon the earnings of Foamex L.P. and any future subsidiaries and the distribution of those earnings to us and loans or advances by Foamex L.P. and any such future subsidiaries. The ability of Foamex L.P. to make distributions is restricted by the terms of financing agreements. Due to such restrictions, we expect to have only limited access to the cash flow generated by Foamex L.P. for the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

       The following table presents selected historical consolidated financial data. The financial data should be read in conjunction with the financial statements and related notes thereto included in this Annual Report on Form 10-K.









                                                                                        Fiscal  Year (1)
                                               --------------------------------------------------------------------------------

                                                   2002          2001 (2)        2000          1999                 1998
                                               -------------- ------------  ------------  ---------------       -------------
                                                          (thousands, except for earnings per share)
Statements of Operations Data
Net sales                                     $ 1,328,094      $ 1,252,904      $ 1,257,778      $ 1,294,639     $ 1,260,559
Income (loss) from continuing
operations (3)(4)(5)                          $    62,741      $    (5,612)     $    17,013      $    19,716     $   (69,853)
Basic earnings (loss) per share from
continuing operations                         $      2.58      $     (0.24)     $      0.69      $      0.79     $     (2.79)
Diluted earnings (loss) per share from
continuing operations                         $      2.39      $     (0.24)     $      0.67      $      0.78     $     (2.79)

Balance Sheet Data
Total assets                                  $   813,577      $   766,962      $   751,581      $   781,313     $   874,965
Long-term debt, classified as current (6)             -                -                -                -       $   771,092
Long-term debt, excluding current portion     $   738,540      $   648,232      $   687,758      $   725,297     $     8,240
Stockholders' deficiency                      $  (189,733)     $  (180,746)     $  (164,669)     $  (166,381)    $  (204,119)
Dividends paid                                        -                -                -                -       $     1,245

(1) We changed to a fiscal year from a calendar year during 2002. We have a 52 or 53-week fiscal year ending on the Sunday closest to the end of the calendar year. The 2002 fiscal year included the 52 weeks ended December 29, 2002 after adjustment for December 31, 2001 which was included in the prior year.

(2) Includes the results of operations of General Foam Corporation from July 25, 2001, the date the business was acquired.

(3) Includes net restructuring, impairment and other charges (credits), as discussed in Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K. Listed below are the pre-tax charges (credits).

         2002 - $  4.8 million
         2001 - $ 36.1 million
         2000 - $  6.3 million
         1999 - $ 10.5 million
         1998 - $ (9.7)million

(4) The provision for income taxes in 2000 and 1999 reflected the partial reversal of the deferred income tax valuation allowance recognized in 1998. The 1998 provision for income taxes of $58.2 million for continuing operations consisted primarily of an increase in the valuation allowance for deferred income tax assets.

(5) During 2002, we determined that it was more likely than not that our net deferred tax assets would be realized in the future. Accordingly, we reversed a previously recorded valuation allowance which increased income from continuing operations by $75.8 million.

(6) At December 31, 1998, we classified approximately $771.1 million of long-term debt as current, in response to financial conditions at year-end 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

       The Private  Securities  Litigation  Reform Act of 1995  provides a "safe
harbor"  for  forward-looking   statements  so  long  as  those  statements  are
identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Annual Report on Form 10-K and those that may be made in the future by or on behalf of us which are identified as forward-looking, we note that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements, such as the ability to implement customer selling price increases in response to higher raw material costs, raw material price increases, general economic conditions, the interest rate environment, the level of automotive production, carpet production, furniture and bedding production, and housing starts, the completion of various restructuring/consolidation plans, the achievement of management's business plans, our capital and debt structure (including various financial covenants), litigation and changes in environmental legislation and environmental conditions. The forward-looking statements contained in this Annual Report on Form 10-K were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond our control.

       Accordingly, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will be realized or that actual results will not be significantly higher or lower. The forward-looking statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third party has independently verified or reviewed such statements. Readers of this Annual Report on Form 10-K should consider these facts in evaluating the information contained herein. In addition, our business and operations are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Annual Report on Form 10-K. The inclusion of the forward-looking statements contained in this Annual Report on Form 10-K should not be regarded as a representation by us or any other person that any of the forward-looking statements contained in this Annual Report on Form 10-K will be achieved. In light of the foregoing, readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein.

Overview

       We operate in the flexible polyurethane and advanced polymer foam products industry. As of December 29, 2002, our operations were principally conducted through our wholly-owned subsidiary, Foamex L.P. Business segments are listed below and business segment financial information is included in Note 14 to the consolidated financial statements.

       An executive vice president heads each of our principal operating segments. Each executive vice president is responsible for developing budgets and plans as well as directing the operations of the segment. The performance of each operating segment is measured based upon income from operations, excluding restructuring, impairment and other charges. We do not allocate restructuring, impairment and other charges to operating segments because many of our facilities produce products for multiple segments.

          Foam Products - manufactures and markets cushioning foams for bedding, furniture, packaging and health care applications, and foam-based consumer products, such as mattress pads and children's furniture.

          Carpet Cushion Products - manufactures and distributes rebond, prime, felt and rubber carpet padding.

          Automotive  Products  -  distributes   automotive  foam  products  and
          laminates   to  major  Tier  1  suppliers   and   original   equipment
          manufacturers, or "OEMs".

          Technical Products - manufactures and markets reticulated and other specialty foams used for reservoiring, filtration, gasketing and sealing applications.

          Other - primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to the other business segments and restructuring, impairment and other charges (credits).

       Our sales are primarily to markets in the United States. These sales are impacted by economic conditions in several sectors of the United States economy, including consumer spending, sales of new and existing homes, the overall level of passenger car and light truck production and seasonality. We typically experience two seasonally slow periods during each year, in early July and in late December, due to scheduled plant shutdowns and holidays.

       A small number of major customers produce a significant portion of our sales. In 2002, our largest customer provided 17.3% of our net sales and our five largest customers provided 33.8% of our net sales. Two of the five largest customers are customers of the Automotive Products segment and three are customers of the Foam Products segment.

       There are a limited number of suppliers of TDI and polyol, the major chemicals used in the production of foam. Our principal supplier of these chemicals has historically been The Dow Chemical Company. While we have not experienced shortages of raw materials, a disruption in our ability to obtain these chemicals would have a material adverse effect on our business.

       TDI and polyol are oil-based chemicals and, as such, the prices of these chemicals are significantly influenced by crude oil production and prices and by world political instability, particularly in the Middle East. The conflict in that part of the world could significantly impact the price of these raw materials.

       The  following   discussion  should  be  read  in  conjunction  with  the
consolidated financial statements and related notes included in this Annual Report on Form 10-K.

Overview of 2002

       Operations

       We had income from operations of $45.7 million in the six months ended June 30, 2002 and a loss from operations of $3.8 million in the six months ended December 29, 2002. Contributing factors to this significant negative turnaround in operating results included the following:

o Significant increases in raw material prices from major chemical manufacturers reduced our gross profit margin from 12.7% in the first half of 2002 to 8.7% in the second half of 2002. We experienced 20.0% to 25.0% increases in raw material prices beginning in June 2002 and further 10% increases beginning in November 2002. The two price increases raised raw material costs by 32.0% to 37.0% by the end of 2002. We achieved only limited success in raising selling prices to offset these cost increases during 2002.

o Selling, general and administrative expenses were $39.5 million in the first half of 2002 and $55.2 million in the second half of 2002. This increase was partially attributable to organizational and proposed public offering costs of $3.6 million related to the formation of Symphonex Inc., a proposed new subsidiary which would have included our Technical Products segment and other related activities, and $1.3 million of costs associated with the proposed sale of our Carpet Cushion Products segment. The public offering of Symphonex Inc. has been deferred indefinitely and the proposed sale of the Carpet Cushion Products segment has been terminated. In addition, in the second half of 2002 we experienced an increase in professional fees, primarily due to information technology consulting and accounting fees and an increase in bad debt expense, primarily due to one large write off of the balance due from a customer that ceased operations.

o Restructuring, impairment and other charges increased $6.3 million in the second half of the year compared to the first six months.

       Our results for 2003 will be principally dependent on our success in maintaining and increasing margins through selling price increases and cost efficiencies to offset past and future raw material cost increases. We implemented significant price increases in late 2002, but further selling price increases are needed to increase gross profit margins to acceptable levels. We are developing alternative sources of supply for raw materials in an effort to stabilize and reduce raw material costs. We also expect the reorganization of our facilities, operations and management to result in savings of approximately $8.0 to $10.0 million on an annualized basis, in addition to the anticipated annualized savings of approximately $25.0 to $27.0 million from the business reorganization that began in the fourth quarter of 2001.

       There were a number of unusual items that impacted 2002. Accounting changes as a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and Statement of Financial Accounting Standards No. 141, "Business Combinations" produced a net charge to income of $70.6 million. We had net extraordinary charges as a result of the early extinguishment of debt in the amount of $1.8 million. In addition, we reversed the valuation allowance for deferred tax assets, as we believe that it is more likely than not that such assets will be realized, resulting in the recognition of a $77.4 million tax benefit in the consolidated statement of operations.

       Financing

       On March 25, 2002, Foamex L.P. completed a refinancing of a major portion of its debt structure. The refinancing included the issuance of $300.0 million of 10 3/4% Senior Secured Notes due April 1, 2009 and amendment of the Foamex L.P. credit facility ("Amended Credit Facility") to provide for term loans with maturity dates of June 30, 2005 through December 29, 2006, and a $100.0 million revolving credit facility that matures on June 30, 2005. Net proceeds were used to pay a portion of debt outstanding under the credit facility and the proceeds from a new term loan under the Amended Credit Facility was used to repay debt due to a related party. Additionally, the financial debt covenants contained in the Amended Credit Facility were adjusted to reflect changes in the capital structure and business environment. Subsequently, Foamex L.P. purchased and retired $49.0 million of the 13 1/2% senior subordinated notes, including unamortized debt premium of $2.5 million, and $1.5 million of the 9 7/8% senior subordinated notes.

       On November 15, 2002, Foamex L.P. and its bank lenders executed an amendment to the Amended Credit Facility. Foamex L.P. would have been unable to comply with certain financial covenants as of September 29, 2002. Under the amendment, compliance with certain existing covenants was suspended through September 28, 2003 with the covenants revised and reinstated thereafter. Instead, Foamex L.P. is subject to other financial covenants through December 28, 2003 and was in compliance with such covenants at December 29, 2002. A minimum EBDAIT, as defined, covenant is tested monthly, on a cumulative basis beginning with December 2002, in addition to revised minimum net worth, as defined, and maximum capital expenditures, as defined, covenants, measured quarterly. Our ability to comply with the EBDAIT covenant will be substantially dependent on the achievement of an improved gross profit margin and reduction of administrative costs compared to the last six months of 2002. Additionally, Foamex L.P. is subject to a borrowing base calculation that may limit its ability to borrow funds in the future.

       Critical Accounting Policies

       We prepared the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of the assets and liabilities and revenues and expenses. Our significant accounting policies are discussed in Note 2 to the consolidated financial statements. The accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results and which require management to exercise judgment include the following:

       Revenue Recognition

       We record net sales when product title and risk of loss passes to the customer, which is primarily at the time of shipment. Net sales are reduced by allowances for estimated discounts, returns and customer rebates. Balances for allowances and rebates are reviewed at least quarterly and are adjusted if warranted.

       Account Receivable and Allowance for Uncollectible Accounts

       We actively monitor customer payments in conjunction with customer credit evaluations. Accordingly, an estimate of uncollectible accounts is maintained and is based on historical collection experience and specific customer collection issues. A significant change in the financial condition of one or more of our larger customers could have a material adverse impact on future financial results.

       Long-Lived Assets

       We have a significant investment in long-lived assets consisting primarily of property, plant and equipment. Impairment losses are recognized when events indicate that certain long-lived assets may be impaired and a projection of future undiscounted cash flows generated from the assets are less than the current carrying value of the assets. These cash flow projections are based on the combination of historical results adjusted for estimated future market conditions and operating plans. To the extent that these estimates change, impairment losses could have a material adverse impact on future financial results.

       Deferred Income Taxes

       We have a significant amount of Federal net operating loss carryforwards that can reduce the Federal tax payments required on taxable income generated in the future. These Federal net operating loss carryforwards are recognized as a deferred tax asset and the realization of the related asset must be continually evaluated. In this evaluation, we are required to evaluate existing tax attributes, projections of future taxable income and tax planning strategies available to determine the probability that the Federal net operating loss carryforwards will be utilized in the future. We have determined that it is more likely than not that all of the Federal net operating losses will be utilized in future years and have reversed in 2002 a previously provided valuation allowance. As a result, our effective tax rate has increased following the reversal. We must continually evaluate the realizability of our deferred tax assets and it is possible that some or all of the valuation allowance will be reinstated in future years.

       Self Insurance

       We are partially self-insured for a number of risks up to certain limits including workers compensation, medical, automobile and general liability. Commercial insurance policies are carried for amounts in excess of the self-insured amounts. Management exercises significant judgment in estimating the ultimate liability for claims.

       Retiree Benefit Plans

       We provide defined benefit pension plans that cover most of our employees. Projected benefit obligations, pension expense and amounts included in other comprehensive income are impacted by a number of assumptions. These assumptions include the discount rate on projected benefit obligations, and the expected long-term rate of return on plan assets. The discount rate on projected benefit obligations enables us to state expected future cash flows at a present value on the measurement date. We have little latitude in selecting this rate, as it is required to represent the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. The decrease in the discount rate on projected benefit obligations from 7.0% to 6.5% is expected to increase pension expense by $0.5 million. To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. We assumed that long-term returns on our pension plans were 9.0% in 2002 and 2001 and 10.0% in 2000. Amortization of losses has been and continues to be a significant component of pension expense and this amortization is expected to increase by approximately $1.0 million in 2003. The losses have resulted from actual returns that are significantly less than the expected return assumption, particularly over the last three years, and funding levels that have not been sufficient to offset the growth in benefit obligations. We expect pension expense to increase by a total of approximately $2.0 million in 2003.

       Claims and Litigation

       We receive claims for damages that are outside of our insurance coverages. Management evaluates these claims and records its estimate of liabilities when such liabilities are considered probable and an amount or reasonable range can be estimated.

       Environmental Remediation

       We have a number of manufacturing facilities and certain idle facilities that require remediation of soil and/or groundwater contamination. As required by applicable State and/or Federal compliance programs, many of these sites are in the monitoring stage that requires periodic sampling of contamination levels in conjunction with ongoing assessments of remediation actions. Accordingly, the recognition of environmental liabilities requires estimates concerning the duration of monitoring and associated costs, often projected to extend for a number of years. To the extent that these estimates change, additional environmental costs could have a material adverse impact on future financial results. See the section below entitled "Environmental Health and Safety" for additional information.

LIQUIDITY AND CAPITAL RESOURCES

       Our operations are conducted through a wholly-owned subsidiary, Foamex L.P. Our liquidity requirements consist primarily of the operating cash requirements of Foamex L.P.

       Foamex L.P.'s operating cash requirements consist principally of accounts receivable, inventory and accounts payable requirements, scheduled payments of interest on outstanding indebtedness, capital expenditures, and employee benefit plans. We believe that cash flow from Foamex L.P.'s operating activities, cash on hand and periodic borrowings under Foamex L.P.'s credit facility will be adequate to meet liquidity requirements. Scheduled principal payments on Foamex L.P.'s debt are not significant until the second half of 2004. If Foamex L.P.'s cash flow is not adequate to meet liquidity requirements, there would be a material adverse effect on our financial position as well as our ability to continue as a going concern. The ability of Foamex L.P. to make distributions to us is restricted by the terms of its financing agreements. We expect to have only limited access to the cash flow generated by Foamex L.P. for the foreseeable future.

       Cash and cash equivalents were $4.5 million at December 29, 2002 compared to $15.1 million at December 31, 2001. Working capital at December 29, 2002 was $136.7 million and the current ratio was 1.7 to 1 compared to working capital at December 31, 2001 of $65.0 million and a current ratio of 1.3 to 1. The increase in working capital is primarily due to increases in accounts receivable, inventories and deferred income taxes and decreases in current portion of long-term debt and accounts payable, partially offset by decreases in other current assets and increases in accrued interest and cash overdrafts.

       Total debt at December 29, 2002 was $738.6 million, a $72.3 million increase from December 31, 2001, including a deferred credit of $14.2 million related to interest rate swap transactions. (See Note 9 to the consolidated financial statements.) As of December 29, 2002, there were revolving credit borrowings of $51.8 million under the Foamex L.P. credit facility with $27.6 million available for borrowings and $20.6 million of letters of credit outstanding. Foamex Canada Inc. ("Foamex Canada") did not have any outstanding borrowings as of December 29, 2002 under Foamex Canada's short-term revolving credit agreement, with unused availability of approximately $5.1 million. The increased debt balance reflects the issuance of $300.0 million of 10 3/4% Senior Secured Notes due 2009 on March 25, 2002, offset by $280.0 million of debt repayments from proceeds of the offering. Revolving credit borrowings at December 29, 2002 reflect working capital requirements.

       In 2002, Foamex L.P. purchased and retired $49.0 million of the 13 1/2% senior subordinated notes, including unamortized debt premium of $2.5 million, and $1.5 million of the 9 7/8% senior subordinated notes for a total purchase price of $48.5 million.

       On October 16, 2002, Foamex L.P. announced that it had obtained a waiver of its financial covenants under the Amended Credit Facility for the period ended September 29, 2002 since it would not have been in compliance with the covenants. The waiver was effective until November 30, 2002 and reduced the commitment under the revolving credit facility from $100.0 million to $70.0 million for the period the waiver was in effect. On November 15, 2002, Foamex L.P. and its bank lenders executed an amendment to the Amended Credit Facility. Under the amendment, Foamex L.P. is subject to minimum net worth, minimum EBDAIT, as defined, and maximum capital expenditure covenants through periods ending December 28, 2003. The minimum EBDAIT covenant is tested monthly on a cumulative basis beginning with December 2002. Foamex L.P. was in compliance with the revised covenants at December 29, 2002. In addition, Foamex L.P. was subject to a minimum EBDAIT, as defined, covenant for the quarter ended September 29, 2002 and was in compliance. Compliance with existing covenants on leverage, fixed charge coverage and interest coverage ratios is suspended through periods ending September 28, 2003, but the covenants are revised and will be reinstated thereafter. All of the financial covenants were established based on a business plan provided to the lenders. In addition, borrowings under the Amended Credit Facility will be subject to a borrowing base calculation, which could limit borrowings under the revolving credit facility to less than the maximum commitment. As of February 23, 2003, the borrowing base calculation does not limit borrowings under the Amended Credit Facility. The cost of obtaining the amendment aggregated approximately $4.0 million, including bank and legal fees.

       On February 26, 2003, Standard and Poor's Rating Services ("S&P") announced that it had lowered its corporate credit rating on Foamex L.P. from "B+" to "B". In their announcement, S&P cited their view that our weak operating performance, higher raw material costs, and a sluggish domestic economy, which if not reversed will likely elevate near-term liquidity concerns. The S&P action could have a negative impact on the cost of our future borrowings, if any, and the extension of trade credit.

       Foamex L.P.'s minimum EBDAIT covenants have higher thresholds in the second half of 2003. Management's current plans to achieve EBDAIT covenants require continued customer selling price management in response to raw material cost changes, successful implementation of on-going cost savings initiatives, plant closures, improved operating efficiencies, improved working capital management and reduced capital expenditures. Management is also continuing to evaluate strategic alternatives in an effort to reduce our debt. There can be no assurance that we will be successful in achieving our plans or complying with the amended covenants, as there are a number of factors beyond our control, including raw material cost changes and customer acceptances of selling price increases that are necessary for us to be successful. Additionally, compliance with the financial covenants may not be met if business conditions are not as anticipated or other unforeseen events impact results unfavorably. In the event that such noncompliance appears likely, or occurs, we will seek the lenders' further approval of amendments to, or waivers of, such financial covenants. Historically, we have been able to renegotiate financial covenants and/or obtain waivers. Management currently believes that obtaining waivers and/or amendments in the future may be difficult, or not possible if required. If amendments or waivers are not obtained, Foamex L.P. would be in default and lenders could demand immediate payment of Foamex L.P.'s outstanding debt under the Amended Credit Facility. In addition, it is possible that the holders of Foamex L.P.'s Senior Secured Notes and Senior Subordinated Notes could also demand immediate payment. We may not be able to secure additional financing at a reasonable cost, or at all. The lack of financing would have a material adverse effect on our financial position and could impair our ability to continue as a going concern.

       During 2002, we purchased, pursuant to the terms of an existing agreement, the 5% stock interest held by the director of Foamex de Mexico S.A. de C.V. for a cash payment of $1.0 million. In addition, during 2002 we entered into an employment agreement with one director and a consulting agreement with another director. Payments under these agreements were to aggregate at least $0.7 million and $0.2 million, respectively, on an annual basis. The employment agreement with the director was terminated effective January 31, 2003.

       Foamex L.P. was required to cause a registration statement under the Securities Act of 1933 for its 10 3/4% Senior Secured Notes to be effective within 180 days of March 25, 2002. Foamex L.P. filed the registration statement, but it was not effective until January 30, 2003 and therefore Foamex L.P. is liable for liquidated damages from September 23, 2002 until January 30, 2003. The liquidated damages were at the rate of $15,000 per week for the first 90 days, escalating by $15,000 per week for each additional 90 days until a maximum of $150,000 per week is reached. At December 29, 2002, Foamex L.P. has an accrual for liquidated damages of $0.2 million. Effective May 1, 2002, Foamex L.P. completed a series of interest rate swap transactions with notional amounts aggregating $300.0 million. Foamex L.P. designated, documented and accounted for these interest rate swaps as fair value hedges of its 10 3/4% Senior Secured Notes due April 1, 2009. The risk being hedged in these transactions was the change in fair value of the 10 3/4% Senior Secured Notes based on changes in the benchmark interest rate, LIBOR. The effect of these interest rate swap transactions was to convert the fixed interest rate on the 10 3/4% Senior Secured Notes to floating rates reset twice per year to correspond with the interest payment dates for the 10 3/4% Senior Secured Notes. On September 18, 2002, Foamex L.P. unwound the interest rate swap transactions in exchange for a net cash proceeds of $18.4 million, including $3.6 million realized through lower effective interest rates while the swap transactions were in effect. The unwinding resulted in a deferred credit of $14.8 million, which will be amortized over the term of the 10 3/4% Senior Secured Notes, using the effective interest rate method.

       Cash Flow from Operating Activities

       Cash used for operating activities in 2002 was $50.4 million compared to cash provided of $106.4 million in 2001 reflecting significantly higher working capital requirements principally relating to inventories and accounts payable.

       Cash Flow from Investing Activities

       Cash used for investing activities totaled $23.6 million for 2002. Cash requirements included capital expenditures of $15.6 million. Other investing activities include software development costs of $5.9 million in 2002. In 2001, cash used for investing activities was $40.6 million, which included $22.5 million of capital expenditures and $17.6 million for an acquisition. Estimated capital expenditures for 2003 are approximately $19.0 million including approximately $1.5 million for safety and environmental activities. In addition, we expect to spend approximately $6.8 million for internally developed software in 2003, a portion of which may be capitalized.

       Cash Flow from Financing Activities

       Cash provided by financing activities was $63.4 million in 2002 compared to cash used of $55.7 million in 2001. Foamex L.P. completed the offering of $300.0 million of 10 3/4% Senior Secured Notes on March 25, 2002.Foamex L.P. used $280.0 million of net proceeds from these notes and $56.6 million of new term loans to repay revolving loans of $125.0 million, term loans of $140.0 million and long-term debt to a related party of $31.6 million. Foamex L.P. also purchased and retired $49.0 million of the 13 1/2% senior subordinated notes, including unamortized debt premium of $2.5 million and $1.5 million of the 9 7/8% senior subordinated notes. Cash used during 2001 primarily reflected debt repayments.

       Contractual Obligations and Commercial Commitments

       At December 29, 2002, we had obligations to repay a total of $722.0 million of principal of long-term debt borrowed under a number of arrangements. The amortization schedule for our long-term debt payments is included in Note 9 to the consolidated financial statements. At December 29, 2002, we had outstanding letters of credit aggregating $20.6 million.

       We also have commitments for operating leases as discussed in Note 17 to the consolidated financial statements that require minimum payments totaling $52.2 million, with $44.5 million due through December 31, 2007 and the balance in later years. We have entered into contracts for information technology services and certain raw materials that have minimum purchase commitments estimated at $84.8 million in 2003, $98.0 million in 2004, $39.9 million in 2005, $39.4 million in 2006, $36.1 million in 2007 and $32.2 million for each of the years 2008 to 2010.



RESULTS OF OPERATIONS

                                                 Carpet
                                   Foam         Cushion     Automotive      Technical
                                 Products       Products       Products      Products        Other         Total
                                 --------       --------       --------      --------        -----         -----
2002                                                        (dollars in thousands)
Net sales                       $  471,005    $  234,001     $  466,718    $  124,124    $   32,246   $1,328,094
Income (loss) from operations   $   23,896    $  (12,524)    $   25,346    $   20,339    $  (15,175)  $   41,882
Depreciation and amortization   $   15,466    $    6,469     $    3,856    $    2,982    $    2,819   $   31,592
Income (loss) from operations
as a percentage of net sales           5.1%         (5.4)%          5.4%         16.4%      n.m.(a)          3.2%

2001
Net sales                       $  499,668    $  230,965     $  377,753    $  111,043    $   33,475   $1,252,904
Income (loss) from operations   $   66,312    $   (6,831)    $   21,187    $   22,884    $  (40,079)  $   63,473
Depreciation and amortization   $   15,732    $    8,181     $    4,991    $    3,312    $    1,772   $   33,988
Income (loss) from operations
as a percentage of net sales          13.3%         (3.0)%          5.6%         20.6%      n.m.(a)          5.1%

2000
Net sales                       $  519,197    $  256,439     $  342,386    $  106,697    $   33,059   $1,257,778
Income (loss) from operations   $   55,001    $    2,035     $   22,235    $   28,888    $  (11,688)  $   96,471
Depreciation and amortization   $   17,813    $    7,742     $    5,785    $    2,663    $    2,585   $   36,588
Income (loss) from operations
as a percentage of net sales          10.6%          0.8%           6.5%         27.1%      n.m.(a)          7.7%

(a) Not meaningful.

2002 Compared to 2001

       Net sales for 2002 increased 6.0% to $1,328.1 million from $1,252.9 million in 2001. The increase was primarily attributable to improved sales in the Automotive Products and Technical Products segments, partially offset by a decrease in the Foam Products segment. The improvement in sales partially reflected the impact of sales related to the acquisition discussed in Note 4 to the consolidated financial statements.

       The gross profit margin was $141.4 million, or 10.6%, in 2002 compared to $180.1 million, or 14.4%, in 2001 primarily as a result of the 32.0% to 37.0% increases in the cost of our major chemical raw materials during the second half of 2002. The gross profit margin was further reduced by higher manufacturing costs principally in the Foam Products segment, unfavorable yields, higher manufacturing overhead expense and unfavorable production mix. We are seeking to improve gross profit margins through customer selling price increases, selective elimination of unprofitable customer accounts and products, and reductions in manufacturing overhead expenses.

       Income from operations for 2002 was $41.9 million, which represented a 34.0% decrease from the $63.5 million reported for 2001. Income from operations was 3.2% of net sales in 2002 compared to 5.1% of net sales in 2001. The decrease attributable to the reduced gross profit margin is discussed above. In addition, selling, general and administrative expenses increased by $14.2 million, or 17.6%, which included $3.6 million of organizational and proposed public offering costs related to the formation of Symphonex Inc. The proposed public offering of Symphonex Inc. has been deferred indefinitely. Selling, general and administrative expenses also include $1.3 million of transaction costs associated with the proposed sale of our Carpet Cushion Products segment which was subsequently terminated. The remainder of the increase was primarily due to higher professional service fees for information technology and accounting services and employee related expenses, partially offset by reduced goodwill amortization and lower bad debt expense.

       Foam Products

       Foam Products net sales for 2002 decreased 5.7% to $471.0 million from $499.7 million in 2001. The decrease primarily reflected reduction in business from a major bedding manufacturer and the slow recovery of sales after an odor issue caused by defective chemicals from a major supplier in late 2001. Foam Products gross profit margin was 10.8% in 2002, down from 17.9% in 2001. Income from operations decreased 64.0%, to $23.9 million in 2002 from $66.3 million in 2001, primarily due to increased raw material costs, lower net sales and higher manufacturing costs. Income from operations was 5.1% of net sales in 2002, down from 13.3% in 2001.

       Carpet Cushion Products

       Carpet Cushion Products net sales for 2002 increased 1.3% to $234.0 million from $231.0 million in 2001. We were able to increase our market share in spite of market weakness and overcome the loss of sales to one large retail customer that exited the carpet business. Loss from operations, which principally reflected higher raw material and other operating costs during 2002 and included expenses of $1.3 million in 2002 associated with the proposed sale of the business which was subsequently terminated, represented 5.4% of net sales in 2002 and 3.0% of net sales in 2001.

       Automotive Products

       Automotive Products net sales for 2002 increased 23.6% to $466.7 million from $377.8 million in 2001. The improvement primarily reflected a continued high build rate for new cars and new product programs. We have been informed that our largest customer intends to reduce its purchases of certain products from us in 2003 to diversify its supply base. This may result in reduced sales to this customer of up to $70.0 million in 2003, some of which may be replaced by sales to other customers. Automotive Products gross profit margin was 8.2% in 2002 compared to 8.4% in 2001 and reflects the impact of higher raw material costs offsetting the contribution from increased net sales. Income from operations represented 5.4% of net sales in 2002 and 5.6% of net sales in 2001.

       Technical Products

       Net sales for Technical Products in 2002 increased 11.8% to $124.1 million from $111.0 million in 2001. Higher sales partially reflected sales from the acquisition of General Foam Corporation in July 2001 (see note 4 to the consolidated financial statements). Income from operations decreased 11.1% to $20.3 million in 2002 compared to $22.9 million in 2001. The decrease reflects the contribution from higher net sales offset by higher raw material costs and the costs related to Symphonex Inc. as described above. Income from operations represented 16.4% of net sales in 2002 compared to 20.6% in 2001.

       Other

       Other primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to business segments and restructuring, impairment and other charges. The 3.7% decrease in net sales associated with this segment primarily resulted from the Mexico City operation. The loss from operations was $15.2 million in 2002 and included restructuring, impairment and other charges, discussed below. The loss from operations in 2001 was $40.1 million, including restructuring, impairment and other charges.

       Restructuring, Impairment and Other Charges

       In 2002, we recorded net restructuring, impairment and other charges of $4.8 million. Fourth quarter charges of $10.0 million included severance and other termination benefits for approximately 200 employees and exit costs and remaining lease payments related to the reorganization of executive and corporate management and the closure of six operations. Approximately 60 of the planned terminations occurred during 2002. The charges also included $2.5 million of asset impairments, primarily for leasehold improvements and machinery and equipment in the Carpet Cushion Products segment. Earlier in 2002, we recorded restructuring, impairment and other credits of $5.2 million including a reversal of approximately $3.7 million from the reevaluation of the 2001 Operational Reorganization Plan.

       In 2001, we recorded restructuring, impairment and other charges of $36.1 million, primarily related to our 2001 Operational Reorganization Plan including plant facility closures, reductions in management and support personnel, and cost reductions in purchasing and logistics. The charge included an impairment charge of $13.8 million (net of anticipated proceeds of $4.6 million) to reduce certain assets, primarily leasehold improvement and equipment, included within the Foam Products and Carpet Cushion Products segments to their estimated fair values. Approximately 700 employee terminations including plant personnel, support staff and executives and management were originally planned pursuant to the 2001 Operational Reorganization Plan. The subsequent reevaluation of facilities closures reduced the number of planned terminations to approximately
500. Approximately 340 employees were terminated in 2002.

       We will have substantially completed the remaining actions contemplated by the 2001 Operational Reorganization Plan in early 2003 and expect to complete the facility closures and personnel reductions related to the 2002 restructuring plan during 2003, primarily in the first six months. Terminations of approximately 300 employees are planned to take place in 2003.

       Interest and Debt Issuance Expense

       Interest and debt issuance expense was $66.6 million in 2002, which represented a 5.3% increase from 2001 expense of $63.2 million. The increase was attributable to higher amortization of debt issuance costs. We capitalized interest of $0.3 million in 2002 compared to $1.4 million in 2001. We expect 2003 interest and debt issuance expense to be at or higher than the 2002 level.

       Income from Equity Interest in Joint Ventures

       The income from an equity interest in an Asian joint venture was $1.6 million in both 2002 and 2001. We have a 70% ownership interest in the joint venture since December 2001. Previously our ownership interest was 49%.

       Provision (Benefit) for Income Taxes

       During 2002, we determined that, based on the weight of available evidence, including improved financial results, revised net operating loss carryforward utilization limitations and other tax planning strategies initiated in 2002, it was more likely than not, that substantially all of our net deferred tax assets would be realized in the future. Accordingly, we reversed a previously recorded valuation allowance of $99.4 million. The adjustment increased net income for 2002 by $77.4 million.

       Extraordinary Items, Net of Income Taxes

       In connection with the refinancing transaction completed on March 25, 2002, Foamex L.P. wrote off debt issuance costs associated with the early extinguishments of long-term debt due to a related party and the revolving credit facility, resulting in an extraordinary loss of $2.6 million, net of income tax benefit of $1.7 million. Foamex L.P. purchased and retired $49.0 million of the 13 1/2% senior subordinated notes, including unamortized debt premium of $2.5 million, and $1.5 million of the 9 7/8% senior subordinated notes resulting in an extraordinary gain of $0.8 million, net of income taxes of $0.6 million. These extraordinary items will be reclassified upon the adoption of Statement of Financial Accounting Standards No. 145 in 2003.

       Cumulative Effect of Accounting Changes

       The cumulative effect of accounting changes in 2002 includes a goodwill impairment charge of $72.0 million as a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") and the write off of a $1.3 million unamortized deferred credit as a result of the adoption of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141").

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

Restructuring, Impairment and Other Charges

       In December 2001, we announced our 2001 Operational Reorganization Plan to reduce operating costs and accelerate revenue growth. The major initiatives of the 2001 Operational Reorganization Plan included plant facility closures, headcount reductions, purchasing and logistics cost reductions and sales and marketing management consolidation.

       We identified a total of 17 plant operations to be closed. Costs associated with this aspect of the 2001 Operational Reorganization Plan included lease termination costs and severance and termination benefits aggregating $14.1 million. Additionally, we identified salaried positions to be eliminated, mainly in support function areas. Severance, termination and other costs associated with these positions were estimated to be $4.4 million.

       Further, we evaluated the recoverability of certain other long-lived assets, both associated and not associated with the Operational Reorganization Plan, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed". As a result, we recorded an impairment provision of $13.8 million (net of anticipated proceeds of $4.6 million) to reduce these assets to their estimated fair values.

       Severance and termination benefits as a result of the 2001 Operational Reorganization Plan were expected to be incurred for approximately 700 employees. We expected to spend approximately $12.4 million during 2002 with the balance to be spent through 2012, primarily for lease costs. Other one-time period expenses during the fourth quarter consisted primarily of executive severance of $1.9 million and consulting fees related to the Operational Reorganization Plan in the amount of $1.2 million.

       In addition, we recorded $0.4 million for restructuring plans prior to the fourth quarter of 2001 that included severance for 41 employees and $1.4 million related to executive severance recorded in other charges. We also recorded a net restructuring credit of $1.2 million related to changes in estimates to prior restructuring plans.

       During 2000, we recorded $6.2 million for restructuring plans that included severance for 102 employees. We also recorded a net restructuring charge of approximately $0.1 million related to changes in estimates to prior years' restructuring plans. Also during 2000, we received $3.6 million of net proceeds from the sale of assets related to restructuring plans.

       Interest and Debt Issuance Expense

       Interest and debt issuance expense totaled $63.2 million in 2001, which represented a 15.9% decrease from $75.2 million recorded in 2000. The decrease was attributable to lower average debt levels and lower effective interest rates in 2001. We capitalized interest of $1.4 million and $0.8 million in 2001 and 2000, respectively, as a component of the construction costs of plant and equipment.

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

       Income Tax Expense

       The 2001 effective tax rate reflects an increase in the valuation allowance for deferred tax assets recognized during the year since, in our judgment, it was more likely than not that these assets will not be realizable. The effective tax rate in 2000 reflected the partial reversal of the deferred income tax asset valuation allowance recognized in 1998. The valuation allowance was reduced to reflect the utilization of Federal loss carryforwards that reduced the current tax component of the Federal tax provision. Additionally, the valuation allowance was reduced to offset the net deferred Federal tax liability generated in 2000.

       At December 31, 2001, we had approximately $164.4 million of net operating loss carryforwards for Federal income tax purposes, expiring from 2010 to 2020. Also at December 31, 2001, there were $1.0 million of alternative minimum tax credit carryforwards. In addition, we had an ownership change as defined in IRC Section 382. Accordingly, we may be limited (on an annual basis) as to the amount of net operating loss utilization.

OTHER

Shareholder and Change in Control Developments

       Trace International Holdings, Inc. ("Trace") is a privately held company, which owned approximately 29% of our outstanding voting common stock at September 30, 2000, and whose former Chairman also serves as our Chairman. Our common stock owned by Trace was pledged as collateral against certain of Trace's obligations. Certain credit agreements and promissory notes of our subsidiaries, pursuant to which approximately $401.1 million of debt was outstanding as of September 30, 2000, provided that a "change of control" would be an event of default and could result in the acceleration of such indebtedness. "Change of control" means, for this purpose, that (i) a person or related group, other than Trace, beneficially owns more than 25% of our outstanding voting stock and (ii) such voting stock constitutes a greater percentage of such voting stock than the amount beneficially owned by Trace. Additionally, certain indentures of Foamex L.P. and Foamex Capital Corporation ("FCC"), a wholly-owned subsidiary of Foamex L.P., relating to senior subordinated notes contain similar "change of control" provisions, which require Foamex L.P. and FCC to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if there is such a "change of control".

       On July 21, 1999, we were informed by Trace that it filed a petition for relief under Chapter 11 of the Bankruptcy Code in Federal Court in New York City. Subsequently, on January 24, 2000, an order was signed converting the Trace bankruptcy from Chapter 11 to Chapter 7 of the Bankruptcy Code. A trustee was appointed to oversee the liquidation of Trace's assets. Neither Trace's bankruptcy filing nor the conversion to Chapter 7 constituted a "change of control" under the provisions of the debt agreements described above.

       On July 31, 2000, we announced that we had entered into an agreement (the "Exchange Agreement") with The Bank of Nova Scotia relating to a portion of the 7,197,426 shares of our common stock pledged by Trace to The Bank of Nova Scotia. The Exchange Agreement provided for the transfer of the pledged stock to The Bank of Nova Scotia in a manner that would not constitute a "change of control" as described above. These transactions were conditioned upon bankruptcy court approval of a settlement agreement between The Bank of Nova Scotia and the trustee for the Trace bankruptcy, which was entered on October 18, 2000. On November 2, 2000, the transactions contemplated by the Exchange Agreement and the settlement agreement were consummated, and did not constitute a "change of control". As a result, Trace no longer owns any shares of our common stock.

       Under the Exchange Agreement, The Bank of Nova Scotia initially received 1,500,000 shares of our common stock from the Trace bankruptcy estate and exchanged these common stock shares for 15,000 shares of a new class of non-voting non-redeemable convertible preferred stock (the "Series B Preferred Stock"). Each share of the Series B Preferred Stock can be converted into 100 shares of our common stock but only if such conversion would not trigger a "change of control" event, as discussed above. The Series B Preferred Stock (a) is entitled to dividends only if a dividend is declared on our common stock, (b) ranks senior to any future preferred stock issued by us and (c) is entitled to a liquidation preference of $100 per share. Following this exchange, The Bank of Nova Scotia became the owner of 24.41% of the outstanding shares of our common stock when the remaining 5,697,426 shares of our common stock were transferred to The Bank of Nova Scotia from the Trace bankruptcy estate. Certain equity transactions, primarily the exercise of stock options, have reduced the Bank of Nova Scotia's common stock ownership percentage to 23.6% at February 15, 2003.

Environmental Health and Safety

       We are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, are from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of December 29, 2002, we had accruals of approximately $2.7 million for environmental matters including approximately $2.3 million related to remediating and monitoring soil and groundwater contamination and approximately $0.4 million relating to PRP sites and other matters. Additional losses, if any, in excess of amounts currently accrued, cannot be reasonably estimated at this time. If there are additional matters or if any current estimates are incorrect, there could be a material adverse effect on our financial position, results of operations and cash flows.

       On August 8, 2001, the EPA proposed a National Emission Standard for Hazardous Air Pollutants or "NESHAP" for Flexible Polyurethane Foam Fabrication Operations. The proposed NESHAP regulates emissions of methylene chloride and other Hazardous Air Pollutants and restricts air emissions from flame lamination sources. We do not believe that this standard, if adopted, will require us to make material expenditures.

       On August 31, 2002, Environment Canada, the Canadian environmental regulatory agency, proposed a rule which would require flexible polyurethane foam manufacturing operations to reduce methylene chloride (dichloromethane) air emissions. The proposed rule establishes a 50.0% reduction in methylene chloride emissions by December 1, 2003 and 100.0% reductions by January 1, 2007. We do not believe that this standard, if adopted, will require us to make material expenditures for our Canadian plants.

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

       The CERCLA and comparable state laws impose liability without fault for the costs of cleaning up contaminated sites on certain classes of persons that contributed to the release of hazardous substances into the environment at those sites, for example, by generating wastes containing hazardous substances which were disposed at such sites. We are currently designated as a PRP by the EPA or by state environmental agencies or other PRPs, pursuant to CERCLA or analogous state statutes, with respect to eight sites. Estimates of total cleanup costs and fractional allocations of liability are often provided by the EPA, the state environmental agency or the committee of PRPs with respect to the specified site. Based on these estimates (to the extent available) and on known information, in each case and in the aggregate, we do not expect additional costs, if any, to be material to liquidity, results of operations or financial position.

       In 2003, capital expenditures for safety and environmental compliance projects are anticipated to be approximately $1.5 million. Although it is possible that new information or future developments could require us to reassess the potential exposure relating to all pending environmental matters, including those described above, management believes that, based upon all currently available information, the resolution of these environmental matters will not have a material adverse effect on our operations, financial position, capital expenditures or competitive position. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions, including the presence of previously unknown environmental contamination, may be found to exist or a reassessment of the potential exposure to pending environmental matters may be necessary due to new information or future developments, that may require expenditures not currently anticipated and that may be material.

Claims and Litigation

       We and our subsidiaries are party to various lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations. If management's assessment is incorrect, such actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of December 29, 2002, we had accrued approximately $0.7 million for litigation and other legal matters in addition to the environmental matters discussed above.

Inflation, Raw Material Costs and Other Matters

       On average, inflation rates for the domestic economy continue to be relatively low. Although long-term inflation rates are difficult to predict, we believe we have the flexibility in operations and capital structure to maintain a competitive position. The prices of the two principal chemicals used, TDI and polyol, are influenced by demand and manufacturing capacity. In addition, the prices of TDI and polyol are significantly influenced by crude oil production and prices and by world political instability, particularly in the Middle East. The conflict in that part of the world could significantly impact the price of these raw materials. Results for 2002 were negatively impacted by higher costs for raw materials. In 2001, the beginning of the economic slowdown resulted in excess manufacturing capacity for the major chemical suppliers. This, coupled with declining oil prices, resulted in lower costs for raw materials in 2001. We experienced 32.0% to 37.0% increases in the prices of raw material from major chemical manufacturers during 2002. We sought to recover these cost increases through manufacturing process efficiencies and management of selling price increases, but were only partially able to do so during 2002. Our major chemical suppliers have announced their intention to increase prices by approximately 10.0% to 12.0% effective April 1, 2003. In an attempt to offset these raw material cost increases, we have announced price increases to our customers to be effective during April 2003. We may not be successful in implementing these and further selling price increases to fully recover raw material cost increases and competitive pricing pressure may require us to adjust selling prices or lose volume. Results of operations have been and could be adversely affected by delays in implementing, or inability to implement, additional selling price increases to offset raw material cost increases. Additionally, we must reduce and control our other operating expenses including selling, general and administrative expenses to offset raw material cost increases. A failure to recover cost increases could result in debt covenant violations which may lead to lenders demanding immediate payment of our outstanding debt and impair our ability to continue as a going concern.

Related Party Transactions

       We have a number of related party transactions. Such related party transactions and current balances are discussed in Note 16 to the consolidated financial statements included in this report on Form 10-K.

Accounting Changes

       Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") addresses financial accounting and reporting for acquired goodwill and other intangible assets. A key change as a result of implementing SFAS No. 142 is that goodwill and certain other intangibles are no longer amortized but will be periodically assessed for impairment, and as a result there may be more volatility in the reported results than under the previous standard because impairment losses are likely to occur irregularly and in varying amounts. An impairment of goodwill due to the initial application of SFAS No. 142 is discussed below. Any goodwill and intangible assets acquired after June 30, 2001, including the acquisition discussed in note 4 to the consolidated financial statements, are subject to the nonamortization and amortization provisions of SFAS No. 142. The other provisions of SFAS No. 142 were adopted by us on January 1, 2002.

       SFAS No. 142 provides a six-month transitional period from the effective date to perform an assessment of whether there is an indication that goodwill is impaired. We completed this assessment in the second quarter of 2002. Step one of the transitional impairment test uses a fair value methodology, which differs from the undiscounted cash flow methodology that continues to be used for intangible assets with an identifiable life. We identified six reporting units during the second quarter and performed step one of the transitional impairment test on each of the reporting units. Based on the results of step one of the transitional impairment test, the Company identified one reporting unit in the Foam Products segment, the Carpet Cushion Products reporting unit and the Other reporting unit, for which the carrying values exceeded the fair values as at January 1, 2002, indicating a potential impairment of goodwill in those reporting units. Step two of the transitional impairment test, to determine the magnitude of any goodwill impairment, was completed in the third quarter of 2002 and the resulting impairment loss of $72.0 million has been recorded as a cumulative effect of a change in accounting principle, retroactive to the first quarter 2002 results of operations in accordance with the transitional implementation guidance of SFAS No. 142. We performed our annual goodwill impairment test as of September 30, 2002 which did not result in the recognition of any additional impairment.

       On April 30, 2002, Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145") was issued. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. Early application of the provisions of this Statement related to the rescission of Statement 4 is encouraged. The adoption of this Statement in 2003 will result in a reclassification of the extraordinary items recorded during 2002.

       Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146") was issued in June 2002. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment to an exit plan. SFAS No. 146 further establishes that fair value is the objective for initial measurement of the liability. The statement is effective for exit or disposal activities initiated after December 31, 2002.

       In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for and disclosures of certain guarantees. The initial recognition and measurements provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation is not expected to have any impact on the results of operations or financial position of the Company. The Company does not have any disclosure obligations under this interpretation at December 29, 2002.

       Statement of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure: ("SFAS No. 148") which is effective for fiscal years ending after December 15, 2002, provided alternative methods of transition for a voluntary change to the fair value based method and requires more prominent and more frequent disclosures in the financial statements about the effects of stock-based compensation. We elected to continue accounting for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, and its related interpretations. Proforma information is based on the fair value method under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The fair value of options granted were estimated using the Black-Scholes option pricing model as discussed in Note 11 to the consolidated financial statements. See Note 2 to the consolidated financial statements for disclosures related to stock compensation required by SFAS No. 148.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Our debt securities with variable interest rates are subject to market risk for changes in interest rates. On December 29, 2002, indebtedness with variable interest rates totaled $221.0 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $2.2 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       An index to the financial statements and financial statement schedules is included in Item 15(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       We changed accountants during 2001. Detailed information required by this item was included in the Current Reports on Form 8-K and 8-K/A filed with the Securities and Exchange Commission on June 29, July 6, July 17 and July 19, 2001.

PART III

       The information required by Part III (Items 10, 11, 12 and 13) will be included in a Proxy Statement to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

       The Company's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing of this Annual Report on Form 10-K (the "Evaluation Date"). Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.




PART IV
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial statements.

       Foamex International Inc. and Subsidiaries:
         Independent Auditors' Report                                                                           F-2
         Report of Independent Accountants                                                                      F-3
         Consolidated Balance Sheets as of December 29, 2002 and December 31, 2001                              F-4
         Consolidated Statements of Operations for the years ended
         December 29, 2002, December 31,
             2001 and 2000                                                                                      F-6
         Consolidated Statements of Cash Flows for the years ended December 29, 2002, December 31,
             2001 and 2000                                                                                      F-7
         Consolidated Statements of Stockholders' Deficiency for the years ended December 29,
           2002, December 31, 2001 and 2000                                                                     F-8
         Notes to Consolidated Financial Statements                                                             F-9

       Information Required by Rule 3-09
       Foamex Asia Company Limited
         Consolidated Financial Statements of Foamex Asia Company Limited and Subsidiary
           for the year ended December 31, 2002 (unaudited)                                                     F-40
         Consolidated Financial Statements of Foamex Asia Company Limited and Subsidiary
           for the year ended December 31, 2001, including Report of the Independent
           Certified Public Accountants                                                                         F-56
         Consolidated Financial Statements of Foamex Asia Company Limited and Subsidiary
           for the year ended December 31, 2000 (unaudited)                                                     F-72

       Foamex International Inc. and Subsidiaries Financial Statement Schedules:
         Schedule I - Condensed Financial Information of Registrant                                             S-2
         Schedule II - Valuation and Qualifying Accounts                                                        S-5

(b) Reports on Form 8-K.

     A report dated October 4, 2002, was filed for Item 7. - Financial Statements and Exhibits submitted for Item 9. - Regulation FD Disclosure, concerning a press release announcing that the Company had terminated discussions with Leggett & Platt, Incorporated, a Missouri corporation ("Leggett & Platt") for the sale of the Company's GFI Carpet Cushion business to Leggett & Platt.

     A report dated October 16, 2002, was filed for Item 7. - Financial Statements and Exhibits submitted for Item 9. - Regulation FD Disclosure, concerning a press release announcing that the Company expected to report a net loss for the third quarter ended September 29, 2002 and that in light of these results it had obtained a waiver from its bank lenders of its financial covenants for the period ended September 29, 2002.

     A report dated November 11, 2002, was filed for Item 8. - Change in Fiscal Year, concerning a press release announcing that the Company changed its reporting period from a calendar year to a 52/53-week fiscal year ending on the Sunday closest to January 1 and that because the transition period was less than one month, no transition report was required.

(c) Exhibits.

2.1(p)    -    Transfer Agreement, dated as of February 27, 1998, by and between
               Foam Funding LLC and Foamex L.P.
2.2(p)    -    Asset Purchase  Agreement,  dated as of February 27, 1998, by and among Foamex  Carpet  Cushion,  Inc.  ("Foamex  Carpet"),  Foamex
               International Inc. ("Foamex International"), Foam Funding LLC and
               General Felt Industries, Inc. ("General Felt").
3.1(a)    -    Certificate of Limited Partnership of Foamex L.P.

3.2.1(a)  -    Fourth Amended and Restated Agreement of Limited Partnership of
               Foamex L.P.,  dated as of December  14, 1993,  by and among FMXI,
               Inc.  ("FMXI") and Trace Foam Company,  Inc.  ("Trace Foam"),  as
               general partners, and Foamex International,  as a limited partner
               (the "Partnership Agreement").
3.2.2(b)  -    First  Amendment to the Partnership  Agreement,  dated June 28,
               1994.
3.2.3(c)  -    Second Amendment to the Partnership  Agreement, dated  June  12,
               1997.
3.2.4(n)  -    Third   Amendment  to  the Partnership Agreement, dated December
               23, 1997.
3.2.5(p)  -    Fourth Amendment to the Partnership Agreement, dated February 27,
               1998.
3.2.6(aa) -    Fifth Amendment to the Partnership  Agreement,  dated
               March 25, 2002.
3.3(q)    -    Certificate of Incorporation of FMXI.
3.4(q)    -    By-laws of FMXI.
3.5(f)    -    Certificate  of  Incorporation  of Foamex  Capital  Corporation
               ("FCC").
3.6(f)    -    By-laws  of FCC.
3.7.1(a)  -    Certificate  of Incorporation  of Foamex  International.
3.7.1(r)  -    Amendment to Certificate of Incorporation of Foamex
               International.
3.7.2(aa) -    Certificate of Formation of Foamex Carpet Cushion, Inc.
3.7.3(aa) -    Certification of Conversion of Foamex Carpet Cushion LLC.
3.7.4(aa) -    Amended  and  Restated  Limited   Liability   Company   Operating
               Agreement of Foamex Carpet Cushion LLC, dated March 25, 2002.
3.8(a)    -    By-laws of Foamex International.
4.1.1(d)  -    Indenture, dated as of June 12, 1997, by and among Foamex L.P.,
               FCC,  the  Subsidiary  Guarantors  and The Bank of New  York,  as
               trustee,  relating  to  $150,000,000  principal  amount of 9 7/8%
               Senior   Subordinated  Notes  due  2007  (the  "9  7/8%  Notes"),
               including  the form of Senior  Subordinated  Note and  Subsidiary
               Guarantee.
4.1.2(n)  -    First  Supplemental  Indenture,  dated as of December  23,  1997, between Foamex LLC ("FLLC") and The Bank of New York, as trustee, relating to the 9 7/8% Notes.
4.1.3(p)  -    Second Supplemental  Indenture,  dated as of February 27, 1998, among Foamex L.P. and FCC, as joint and several obligors, General
               Felt,  Foamex  Fibers,  Inc.  ("Foamex  Fibers"),  and  FLLC,  as
               withdrawing  guarantors,  and The Bank of New York,  as  trustee, relating to the 9 7/8% Notes.
4.1.4(aa) -    Third Supplemental Indenture, dated as of March 25, 2002, between
               Foamex  Carpet  Cushion LLC and The Bank of New York, as trustee, relating to the 9 7/8% Notes.
4.2.1(n)  -    Indenture,  dated as of December 23, 1997,  by and among Foamex
               L.P.,  FCC, the Subsidiary  Guarantors,  Crain Holdings Corp., as
               Intermediate  Obligator,  and The Bank of New York,  as  trustee, relating  to  $98,000,000  principal  amount  of 13  1/2%  Senior
               Subordinated Notes due 2005 (the "13 1/2% Notes"),  including the form of Senior Subordinated Note and Subsidiary Guarantee.
4.2.2(p)  -    First  Supplemental  Indenture,  dated as of February 27, 1998, among Foamex L.P. and FCC, as joint and several obligors, General
               Felt,  Foamex Fibers and FLLC, as withdrawing  guarantors,  Crain
               Industries,  Inc., as withdrawing  Intermediate  Obligor, and The
               Bank of New York, as trustee, relating to the 13 1/2% Notes.
4.2.3(aa)  -   Second  Supplemental  Indenture,  dated  as of  March  25,  2002, between  Foamex  Carpet  Cushion LLC and The Bank of New York, as
               trustee, relating to the 13 1/2% Notes.
4.3.1(aa)  -   Indenture,  dated as of March 25,  2002,  by and among  Foamex
               L.P.,  Foamex  Capital   Corporation,   each  of  the  Subsidiary
               Guarantors  and  U.S.  Bank  National  Association,  as  trustee, relating  to  $300.000,000  principal  amount  of 10 3/4%  Senior
               Secured  Notes  due 2009  ("10 3/4%  Notes"),  including  form of
               Senior Secured Note and Subsidiary Guaranty.
4.3.2(aa)  -   Pledge and Security  Agreement,  dated as of March 25, 2002, made by Foamex L.P. and U.S. Bank National Association,  as Collateral
               Agent.
4.3.3(aa)  -   Patent Security Agreement,  dated as of March 25, 2002, by Foamex
               L.P. in favor of U.S.  Bank National  Association,  as Collateral
               Agent.
4.3.4(aa)  -   Trademark  Security  Agreement,  dated as of March 25,  2002,  by
               Foamex  L.P.  in  favor of U.S.  Bank  National  Association,  as
               Collateral Agent.
4.3.5(aa)  -   Copyright  Security  Agreement,  dated as of March 25,  2002,  by
               Foamex  L.P.  in  favor of U.S.  Bank  National  Association,  as
               Collateral Agent.

4.3.6(aa)  -   Registration  Rights  Agreement,  dated as of March 25,  2002, between Foamex L.P. and FCC, the issuers, and Credit Suisse First
               Boston  Corporation,  Salomon  Smith Barney,  and Scotia  Capital
               (USA) Inc., the purchasers.
4.4.2.1(aa)-   Third Amended and Restated Foamex International Guaranty, dated as of March 25, 2002,  made by Foamex  International  in favor of
               Citicorp USA, Inc., as Collateral Agent.
4.4.3(aa)  -   Amended and Restated Guaranty, dated as of March 25, 2002, made by FMXI and the  Subsidiary  Guarantors in favor of Citicorp USA,
               Inc., as  Collateral  Agent,  each Lender,  each Issuing Bank and each other holder of an Obligation.
4.4.4(bb)  -   Amended and Restated Pledge and Security Agreement, dated as of
               March 25, 2002, made by Foamex  International,  FMXI, Foamex L.P.
               in favor of Citicorp USA, Inc., as Collateral Agent.
4.4.5(bb)  -   Patent  Security  Agreement,  dated as of March 25, 2002, made by
               Foamex L.P. in favor of Citicorp USA Inc., as Collateral Agent.
4.4.6(bb)  -   Trademark Security Agreement, dated as of March 25, 2002, made by
               Foamex L.P.  and Foamex  Carpet  Cushion LLC in favor of Citicorp
               USA, Inc., as Collateral Agent.
4.4.7(bb)  -   Copyright Security Agreement, dated as of March 25, 2002, made by
               Foamex L.P. in favor of Citicorp USA, Inc., as Collateral Agent.
4.5(cc)    -   Commitment Letter and Attachment,  dated July 5, 2002, from the
               Bank of Nova Scotia to Foamex  Canada Inc.  4.9.1(j) - Promissory
               Note,  dated June 12, 1997, in the aggregate  principal amount of
               $5,000,000, executed by Trace Holdings to Foamex L.P.
4.9.2(j)   -   Promissory Note, dated June 12, 1997, in the aggregate  principal amount of $4,794,828, executed by Trace Holdings to Foamex L.P.
4.10.11(aa)-   Credit Agreement,  dated June 12, 1997, as amended and restated
               as of February  27, 1998,  as further  amended and restated as of
               June 29, 1999 and as further amended and restated as of March 25,
               2002 among Foamex L.P., FMXI, the institutions  from time to time party  thereto as  lenders,  the  institutions  form time to time party  thereto as issuing  banks and Citicorp  USA,  Inc. and the
               Bank of Nova Scotia as Administrative Agents.
4.10.12(aa) -  Intercreditor  Agreement,  dated as of March 25, 2002,  by and among  Citicorp USA,  Inc.,  as Senior Agent,  U.S. Bank National
               Association,  as trustee and collateral agent under the Indenture for the 10 3/4% Notes and Foamex L.P.
4.14(s)     -  Letter Agreement,  dated as of July 31, 2000, between the Company and The Bank of Nova Scotia.
4.14.1(u)   -  Certificate of  Designations  of Series B Preferred  Stock of the
               Company.
10.1(dd)+   -  Employment Agreement, dated as of August 20, 2002, by and between the Company and Thomas E. Chorman.
10.2(dd)+   -  Employment Agreement, dated as of August 20, 2002, by and between the Company and Peter W. Johnson.
10.2.1(e)   -  Reimbursement  Agreement,  dated as of March  23,  1993,  between
               Trace Holdings and General Felt.
10.3(dd)+   -  Employment  Agreement,   dated  as  of  September  10,  2002  and
               effective  as of July 22,  2002,  by and  between the Company and
               Virginia Kamsky.
10.3.1(e)   -  Shareholder Agreement, dated December 31, 1992, among Recticel,
               s.a.  ("Recticel"),  Recticel  Holding  Noord B.V.,  Foamex L.P.,
               Beamech Group Limited, LME-Beamech,  Inc., James Brian Blackwell,
               and Prefoam AG relating to a foam technology-sharing arrangement.
10.4(dd)+   -  Agreement  with  Consultant  dated August 8, 2002, by and between the Company and Raymond E. Mabus, Jr.
10.4.1(f)   -  Asset Transfer  Agreement,  dated as of October 2, 1990,  between
               Trace  Holdings  and  Foamex  L.P.  (the  "Trace  Holdings  Asset
               Transfer Agreement").
10.4.2(f)   -  First  Amendment,  dated as of December 19, 1991,  to the Trace
               Holdings  Asset  Transfer  Agreement.
10.4.3(f)   -  Amended  and Restated  Guaranty,  dated as of December 19, 1991, made by Trace Foam in favor of Foamex L.P.

10.5(ee)    -  Amendment  No. 1 dated as of  November  15,  2002,  to the Credit
               Agreement,  dated as of June 12, 1997, as amended and restated as of February 27, 1998, as further  amended and restated as of June
               29,  1999 and as further  amended  and  restated  as of March 25,
               2002,  by  and  among  Foamex  L.P.,  FMXI,  Inc.  the  financial institutions  party  thereto  from time to time as  lenders  (the
               "Lenders"), the financial institutions party thereto from time to time as issuing banks (the "Issuing Banks"),  Citicorp USA, Inc., as  administrative  agent and as collateral agent for the Lenders and the Issuing  Banks,  and The Bank of Nova Scotia,  as funding agent and as  syndication  agent for the Lender  and the  Issuing
               Banks.
10.5.1(f)   -  Asset Transfer  Agreement,  dated as of October 2, 1990,  between
               Recticel Foam Corporation ("RFC") and Foamex L.P. (the "RFC Asset
               Transfer Agreement").
10.5.2(f)   -  First  Amendment,  dated as of December  19,  1991,  to the RFC
               Asset  Transfer  Agreement.
10.5.3(f) -    Schedule 5.03 to the RFC Asset Transfer  Agreement (the "5.03
               Protocol").
10.5.4(e) -    The 5.03 Protocol Assumption Agreement, dated as of October 13,
               1992, between RFC and Foamex L.P.
10.5.5(e) -    Letter Agreement between Trace  Holdings and  Recticel  regarding the Recticel  Guaranty, dated as of July 22, 1992.
10.7.1(g)   -  First  Amended and  Restated Tax Sharing  Agreement,  dated as of
               December 14, 1993, among Foamex L.P., Trace Foam, FMXI and Foamex
               International.
10.7.2(d)   -  First  Amendment  to  First  Amended  and  Restated  Tax  Sharing
               Agreement,  dated as of June 12, 1997,  by and among Foamex L.P.,
               Foamex International, FMXI and Trace Foam.
10.7.3(o)   -  Second  Amendment  to First  Amended and  Restated  Tax Sharing
               Agreement,  dated as of December  23,  1997,  by and among Foamex
               L.P., Foamex International, FMXI, and Trace Foam.
10.7.4(q)   -  Third  Amendment  to  First  Amended  and  Restated  Tax  Sharing
               Agreement,  dated as of February 27, 1998, by and between  Foamex
               L.P., Foamex International and FMXI.
10.8.1(h)   -  Tax  Distribution  Advance  Agreement,  dated as of December  11,
               1996, by and between Foamex L.P. and Foamex-JPS Automotive L.P.
10.8.2(d)   -  Amendment No. 1 to Tax Distribution  Advance Agreement,  dated as of  June  12,  1997,  by  and  between  Foamex  L.P.  and  Foamex
               International.
10.10.1(f)+ - Salaried Incentive Plan of Foamex L.P. and Subsidiaries. 10.10.3(f)+ - Equity Growth Participation Program.
10.10.4(i)+ -  The Foamex L.P.  Salaried  Pension Plan  (formerly,  "The General
               Felt Industries,  Inc. Retirement Plan for Salaried  Employees"),
               effective as of January 1, 1995.
10.10.5(m)+ -  The  Foamex  L.P.  Hourly  Pension  Plan  (formerly  "The  Foamex
               Products  Inc.  Hourly  Employee  Retirement  Plan"),  as amended
               December 31, 1995.
10.10.6(m)+ - Foamex L.P. 401(k) Savings Plan effective October 1, 1997. 10.10.7(t)+ - Foamex International's Amended and Restated 1993 Stock Option
               Plan.
10.10.8(a)+ - Foamex International's Non-Employee Director Compensation Plan. 10.10.9(x)+ - Foamex International Inc. Equity Incentive Plan for Non-Employee
               Directors.
10.10.10(x)+- Foamex International Key Employee Incentive Bonus Plan. 10.10.11(y)+- Agreement with Consultant, dated April 24, 2001 by and between
               Robert J. Hay and Foamex L.P.
10.10.12(z)+-  Foamex Supplemental  Executive  Retirement Plan,  effective as of
               May 15, 2001.
10.10.13(z)+-  Split   dollar   Life   Insurance    Agreement   Between   Foamex
               International Inc. and Marshall S. Cogan, dated as of May 1, 2001
10.11.1(v)+ -  Employment Agreement, dated as of January 1, 1999, by and between the Company and Marshall S. Cogan.
10.11.2(r)+ -  Employment Agreement,  dated as of March 16, 1999, by and between
               Foamex International and John G. Johnson, Jr.
10.11.3(v)+ -  Employment  Agreement,  amended effective as of January 29, 2001, by and between Foamex International and John Televantos.
10.11.4(w)+ -  Termination  and Release  Agreement dated as of January 30, 2001, by and between the Company and John G. Johnson, Jr.
10.11.5(z)+ -  Termination  and Release  Agreement dated as of December 6, 2001, by and between the Company and John Televantos.

10.11.8(z)+-   First Amendment to Employment Agreement, dated as of December 31,
               2001, by and between the Company and Marshall S. Cogan.
10.11.9(ff)-   Foamex International Inc. 2002 Stock Award Plan.
10.11.10+* -   Severance  Agreement and Release,  dated as of November 23, 2002, by and between the Company and Theodore J. Kall.
10.11.11+* -   Severance Agreement and Release, dated as of January 31, 2003, by and between the Company and Pratt W. Wallace, Jr.
10.11.12+* -   Employment Agreement,  dated as of March 24, 2003, by and between the Company and K. Douglas Ralph.
10.14(i)   -   Stock Purchase  Agreement,  dated as of December 23, 1993, by and
               between   Transformacion   de  Espumas  u  Fieltros,   S.A.,  the
               stockholders which are parties thereto, and Foamex L.P.
10.15.1(h) -   Asset  Purchase  Agreement,  dated as of August 29, 1997,  by and among  General  Felt,  Foamex L.P.,  Bretlin,  Inc. and The Dixie
               Group.
10.15.2(l) -   Addendum  to Asset  Purchase  Agreement,  dated as of  October 1,
               1997, by and among General Felt, Foamex L.P.,  Bretlin,  Inc. and
               The Dixie Group.
10.17(q)   -   Tax Sharing  Agreement,  dated as of February 27, 1998, between
               Foamex  International  and  Foamex  Carpet.
10.18.1(z) -   Joint Venture  Agreement  between  Hua Kee  Company  Limited and
               Foamex Asia, Inc. amended and restated as of December 6, 2001.
10.18.2(o) -   Loan Agreement  between Hua Kee Company  Limited and Foamex Asia,
               Inc., dated as of July 8, 1997.
21*        -   Subsidiaries of registrant.
23*        -   Consent of Independent Accountants, PricewaterhouseCoopers LLP.
23.1*      -   Consent of Independent Auditors, Deloitte & Touche LLP.
99.1*      -   Certification of Chief Executive  Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2*      -   Certification of Chief Financial  Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+      Management contract or compensatory plan or arrangement.

*      Filed herewith.
----------------------------

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

(e) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K Statement of Foamex L.P. and FCC for fiscal 1992.

(f) Incorporated herein by reference to the Exhibit to the Registration Statement of Foamex L.P. and FCC on Form S-1, Registration Nos. 33-49976 and 33-49976-01.

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

(j) Incorporated herein by reference to the Exhibit in the Registration Statement of the Company on Form S-4, Registration No. 333-30291.

(k) Incorporated herein by reference to the Current Report on Form 8-K of Foamex L.P. reporting an event that occurred on August 29, 1997.

(l) Incorporated herein by reference to the Current Report on Form 8-K of Foamex L.P. reporting an event that occurred on October 6, 1997.

(m) Incorporated by reference to the Exhibit to the Form 10-Q of Foamex L.P. for the quarterly period ended September 28, 1997.

(n) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Foamex L.P., FCC and the Company reporting an event that occurred December 23, 1997.

(o) Incorporated herein by reference to the Exhibit in the Registration Statement of Foamex L.P. and FCC on Form S-4, Registration No. 333-45733, filed February 6, 1998.

(p) Incorporated herein by reference to the Current Report on Form 8-K of Foamex International reporting an event that occurred on February 27, 1998.

(q) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of the Company for the fiscal year ended December 28, 1997.

(r) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1998.

(s) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of the Company reporting an event that occurred on July 31, 2000.

(t) Incorporated herein by reference to the Exhibit to the Company's definitive proxy statement dated May 31, 2000.

(u) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of the Company reporting an event that occurred on November 2, 2000.

(v) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of the Company for year ended December 31, 2000.

(w) Incorporated herein by reference to the Exhibit to the Form 10-Q of the Company for the quarterly period ended March 31, 2001.

(x) Incorporated herein by reference to the Appendix to the Company's definitive amended and restated proxy statement, dated July 12, 2001.

(y) Incorporated herein by reference to the Exhibit to the Form 10-Q of the Company for the quarterly period ended June 30, 2001.

(z) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2001.

(aa) Incorporated herein by reference to the Exhibit to the Form 10-Q of the Company for the quarterly period ended March 31, 2002.

(bb) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex L.P. and FCC for the quarterly period ended March 31, 2002.

(cc) Incorporated herein by reference to the Exhibit to the Form 10-Q of the Company for the quarterly period ended June 30, 2002.

(dd) Incorporated herein by reference to the Exhibit to Amendment No. 1 to the Registration Statement of Foamex L.P. and FCC on Form S-4, Registration No. 333-90632, filed October 22, 2002.

(ee) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex L.P. and FCC for the quarterly period ended September 29, 2002.

(ff) Incorporated herein by reference to Appendix C to the Company's definitive proxy statement dated April 30, 2002.

       Certain instruments defining the rights of security holders have been excluded herefrom in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 26th day of March 2003.

                               FOAMEX INTERNATIONAL INC.


                               By:      /s/  Thomas E. Chorman
                                        ----------------------------------------
                               Name:       Thomas E. Chorman
                               Title:      President and Chief Executive Officer


                               By:      /s/  K. Douglas Ralph
                                        ----------------------------------------
                               Name:       K. Douglas Ralph
                               Title:      Executive Vice President and
                                           Chief Financial Officer


                               By:     /s/ Bruno Fontanot
                                        ----------------------------------------
                               Name:       Bruno Fontanot
                               Title:      Senior Vice President - Finance
                                           and Chief Accounting Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf by the registrant and in the capacities and on the dates indicated:

Signature                                      Title                                Date


/s/ Marshall S. Cogan                          Chairman of the Board                March 26, 2003
--------------------------------
     Marshall S. Cogan


/s/ John V. Tunney                             Vice Chairman and Director           March 26, 2003
---------------------------------
     John V. Tunney


/s/ Robert J. Hay                              Chairman Emeritus                    March 26, 2003
--------------------------------
     Robert J. Hay                              and Director


/s/ Thomas E. Chorman                          President, Chief Executive           March 26, 2003
--------------------------------
     Thomas E. Chorman                          Officer and Director


/s/ S. Dennis N. Belcher                       Director                             March 26, 2003
--------------------------------
     S. Dennis N. Belcher


                                               Director                             March 26, 2003
--------------------------------
     Luis Echarte


/s/ Julie Nixon Eisenhower                     Director                             March 26, 2003
--------------------------------
     Julie Nixon Eisenhower


                                               Director                             March 26, 2003
--------------------------------
    Stuart J. Hershon


                                               Director                             March 26, 2003
--------------------------------
     Virginia A. Kamsky


/s/ Raymond E. Mabus                           Director                             March 26, 2003
--------------------------------
     Raymond E. Mabus


                                               Director                             March 26, 2003
--------------------------------
     Henry Tang




                                  CERTIFICATION
                                  -------------


I, Thomas E. Chorman, certify that:


1. I have reviewed this annual report on Form 10-K of Foamex International Inc.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: March 26, 2003                 /s/ Thomas E. Chorman
                                    -----------------------------------------

                                    Thomas E. Chorman
                                    President and Chief Executive Officer

                                  CERTIFICATION
                                  -------------


I, K. Douglas Ralph, certify that:


1. I have reviewed this annual report on Form 10-K of Foamex International Inc.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 26, 2003                     /s/ K. Douglas Ralph
                                         ---------------------------------------
                                         K. Douglas Ralph
                                         Executive Vice President and
                                         Chief Financial Officer








                            FOAMEX INTERNATIONAL INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


       Foamex International Inc.

           Index to Consolidated Financial Statements                                                           F-1

           Independent Auditors' Report                                                                         F-2

           Report of Independent Accountants                                                                    F-3

           Consolidated Balance Sheets as of December 29, 2002 and December 31, 2001                            F-4

           Consolidated Statements of Operations for the years ended December 29, 2002, December 31,
                2001 and 2000                                                                                   F-6

           Consolidated Statements of Cash Flows for the years ended December 29, 2002,
                December 31, 2001 and 2000                                                                      F-7

           Consolidated Statements of Stockholders' Deficiency for the years ended December 29, 2002,
                December 31, 2001 and 2000                                                                      F-8

           Notes to Consolidated Financial Statements                                                           F-9

       Information Required by Rule 3-09

       Foamex Asia Company Limited

           Consolidated Financial Statements of Foamex Asia Company Limited and Subsidiary
              for the year ended December 31, 2002 (unaudited)                                                 F-40

           Consolidated Financial Statements of Foamex Asia Company Limited and Subsidiary
              for the year ended December 31, 2001, including Report of Independent
              Certified Public Accountants                                                                     F-56

           Consolidated Financial Statements of Foamex Asia Company Limited and Subsidiary
              for the year ended December 31, 2000 (unaudited)                                                 F-72




                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Foamex International Inc.
Linwood, Pennsylvania

We have audited the accompanying consolidated balance sheets of Foamex International Inc. and subsidiaries (the "Company") as of December 29, 2002 and December 31, 2001, and the related consolidated statements of operations, cash flows and stockholders' deficiency for the two years then ended. Our audits also included the consolidated financial statement schedules as of and for the years ended December 29, 2002 and December 31, 2001 listed in the Index at Item 15a. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2002 and December 31, 2001, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2002 and 2001 consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.



/s/ DELOITTE & TOUCHE LLP

March 18, 2003
Parsippany, New Jersey

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Foamex International Inc.:

In our opinion, the consolidated statements of operations, cash flows and stockholders' deficiency listed in the index appearing under Item 15(a) present fairly, in all material respects, the results of operations and cash flows of Foamex International Inc. and its subsidiaries for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules as of and for the year ended December 31, 2000, listed in the index appearing under Item 15(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 9, during the year ending December 31, 2001, the Company's financial debt covenants, with which the Company must comply on a quarterly basis, become more restrictive. Management's plans in regard to this matter are also described in Note 9.


/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 30, 2001






                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                            December 29,         December 31,
                                                                                    2002                 2001
                                                                            -------------------  -------------------
ASSETS                                                                                          (thousands)
CURRENT ASSETS
    Cash and cash equivalents                                                $    4,524             $   15,064
    Accounts receivable, net of allowance for doubtful
      accounts and discounts of $10,311 in 2002 and $10,940 in 2001             191,546                173,461
    Inventories                                                                  98,010                 89,430
    Deferred income taxes                                                        21,011                    375
    Other current assets                                                         22,558                 32,935
                                                                             ----------             ----------

            Total current assets                                                337,649                311,265
                                                                              ---------              ---------

PROPERTY, PLANT AND EQUIPMENT
    Land and land improvements                                                    7,272                  7,512
    Buildings and leasehold improvements                                        119,582                116,232
    Machinery, equipment and furnishings                                        287,847                275,261
    Construction in progress                                                      3,868                  8,199
                                                                              ---------              ---------

            Total                                                               418,569                407,204

    Less accumulated depreciation and amortization                             (236,531)              (206,407)
                                                                               --------               --------

       Property, plant and equipment, net                                       182,038                200,797

GOODWILL                                                                        125,321                208,184

DEBT ISSUANCE COSTS, net of accumulated
amortization of $14,079 in 2002 and $14,643 in 2001                              36,827                 13,690

DEFERRED INCOME TAXES                                                            97,341                      -

OTHER ASSETS                                                                     34,401                 33,026
                                                                             ----------             ----------

TOTAL ASSETS                                                                   $813,577               $766,962
                                                                               ========               ========










The accompanying notes are an integral part of the consolidated financial statements.
                                      F-4



                                     FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS

                                                                                December 29,         December 31,
                                                                                    2002                  2001
                                                                            -------------------  -------------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                         (thousands, except share data)
CURRENT LIABILITIES
    Current portion of long-term debt                                          $       46            $   4,023
    Current portion of long-term debt - related party                                   -               14,040
    Accounts payable                                                               87,400              128,852
    Accrued employee compensation and benefits                                     26,330               25,858
    Accrued interest                                                               14,173                8,946
    Accrued restructuring                                                          14,424               12,392
    Accrued customer rebates                                                       18,813               21,869
    Cash overdrafts                                                                17,801                4,073
    Other accrued liabilities                                                      20,093               24,551
    Deferred income taxes                                                           1,864                1,612
                                                                               ----------            ---------

      Total current liabilities                                                   200,944              246,216

LONG-TERM DEBT                                                                    738,540              630,682

LONG-TERM DEBT - RELATED PARTY                                                          -               17,550

ACCRUED EMPLOYEE BENEFITS                                                          48,022               25,944

DEFERRED INCOME TAXES                                                                   -                4,171

ACCRUED RESTRUCTURING                                                               8,347               12,604

OTHER LIABILITIES                                                                   7,457               10,541
                                                                               ----------           ----------

    Total liabilities                                                           1,003,310              947,708
                                                                               ----------            ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
    Preferred Stock, par value $1.00 per share:
      Authorized 5,000,000 shares
      Issued 15,000 shares - Series B (liquidation
      preference $1.5 million) in 2002 and 2001                                        15                   15
    Common Stock, par value $.01 per share:
      Authorized 50,000,000 shares
      Issued 27,839,658 in 2002 and 27,260,441 shares in 2001
      Outstanding 24,350,658 shares in 2002 and 23,771,441 shares in 2001             278                  273
    Additional paid-in capital                                                    101,972               97,668
    Accumulated deficit                                                          (216,243)            (206,544)
    Accumulated other comprehensive loss                                          (38,754)             (35,157)
    Other:
      Common Stock held in treasury, at cost:
        3,489,000 shares in 2002 and 2001                                         (27,780)             (27,780)
      Shareholder note receivable                                                  (9,221)              (9,221)
                                                                               ----------           ----------

      Total stockholders' deficiency                                             (189,733)            (180,746)
                                                                                 --------             --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                   $813,577             $766,962
                                                                                 ========             ========

The accompanying notes are an integral part of the consolidated financial statements.



                                             FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         FOR THE YEARS ENDED

                                                                  December 29,       December 31,       December 31,
                                                                     2002               2001               2000
                                                             ------------------  ------------------   --------------
                                                                       (thousands, except per share amounts)
NET SALES                                                         $1,328,094        $1,252,904       $1,257,778

COST OF GOODS SOLD                                                 1,186,669         1,072,823        1,085,753
                                                                  ----------        ----------       ----------

GROSS PROFIT                                                         141,425           180,081          172,025

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                                          94,744            80,540           69,286

RESTRUCTURING, IMPAIRMENT AND OTHER
    CHARGES                                                            4,799            36,068            6,268
                                                                  ----------        ----------       ----------

INCOME FROM OPERATIONS                                                41,882            63,473           96,471

INTEREST AND DEBT ISSUANCE EXPENSE                                    66,607            63,237           75,229

INCOME FROM EQUITY INTEREST IN JOINT VENTURES                          1,734             1,645            1,652

OTHER INCOME (EXPENSE), NET                                               41            (2,196)          (3,042)
                                                                  ----------        ----------       ----------

INCOME (LOSS) BEFORE PROVISION (BENEFIT)
    FOR INCOME TAXES                                                 (22,950)             (315)          19,852

PROVISION (BENEFIT) FOR INCOME TAXES                                 (85,691)            5,297            2,839
                                                                  ----------        ----------       ----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS AND
    CUMULATIVE EFFECT OF ACCOUNTING CHANGES                           62,741            (5,612)          17,013

EXTRAORDINARY ITEMS, NET OF INCOME TAXES                              (1,793)                -                -

CUMULATIVE EFFECT OF ACCOUNTING CHANGES                              (70,647)                -                -
                                                                  ----------        ----------       ----------

NET INCOME (LOSS)                                                  $  (9,699)     $     (5,612)     $    17,013
                                                                   =========      ============      ===========

EARNINGS PER SHARE - BASIC
   INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS AND
     CUMULATIVE EFFECT OF ACCOUNTING CHANGES                      $     2.58     $      (0.24)       $    0.69
   EXTRAORDINARY ITEMS, NET OF INCOME TAXES                            (0.07)               -               -
   CUMULATIVE EFFECT OF ACCOUNTING CHANGES                             (2.91)               -               -
                                                                  ----------        ----------       ----------
   NET INCOME (LOSS)                                               $   (0.40)    $      (0.24)       $    0.69
                                                                   =========     ============        =========

EARNINGS PER SHARE - DILUTED
   INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS AND
     CUMULATIVE EFFECT OF ACCOUNTING CHANGES                       $    2.39     $      (0.24)       $    0.67
   EXTRAORDINARY ITEMS, NET OF INCOME TAXES                            (0.07)               -               -
   CUMULATIVE EFFECT OF ACCOUNTING CHANGES                             (2.69)               -               -
                                                                  ----------        ----------       ----------
   NET INCOME (LOSS)                                                $  (0.37)    $      (0.24)       $    0.67
                                                                  ==========        ==========       ==========



The accompanying notes are an integral part of the consolidated financial statements.



                                  FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              FOR THE YEARS ENDED

                                                                December 29,      December 31,         December 31,
                                                                   2002                2001               2000
                                                           ---------------------- ----------------  ---------------

OPERATING ACTIVITIES                                                                (thousands)
   Net income (loss)                                               $ (9,699)        $  (5,612)        $ 17,013
   Adjustments to reconcile net income (loss) to net
     cash provided by (used for) operating activities:
     Extraordinary items                                              3,375                 -                -
     Cumulative effect of accounting changes                         70,647                 -                -
     Depreciation and amortization                                   31,592            33,988           36,588
     Amortization of debt issuance costs, debt premium
        and debt discount                                             4,797             1,288            1,335
     Asset impairment and other charges                               2,503            13,811            2,621
     Loss  on disposition of assets                                       -               963            1,654
     Provision for uncollectible accounts                             2,336             5,479            2,838
     Retirement benefit funding greater than expense                 (1,604)           (1,752)          (7,198)
     Deferred income taxes                                          (92,400)            1,635              513
     Other, net                                                         266               361              303
   Changes in operating assets and liabilities:
     Accounts receivable                                            (20,421)           (9,578)          (6,857)
     Inventories                                                     (8,580)           15,177           (2,452)
     Accounts payable                                               (41,452)           45,913              262
     Accrued restructuring                                           (2,225)           15,549           (3,352)
     Other assets and liabilities                                    10,440           (10,808)           7,720
                                                               ------------         ---------        ---------

        Net cash provided by (used for) operating activities        (50,425)          106,414           50,988
                                                                 ----------          --------         --------

INVESTING ACTIVITIES
   Capital expenditures                                             (15,582)          (22,482)         (23,593)
   Proceeds from sale of assets                                          21               600            3,570
   Acquisitions                                                           -           (17,559)               -
   Other investing activities                                        (7,990)           (1,130)          (1,850)
                                                                -----------        ----------        ---------

        Net cash used for investing activities                      (23,551)          (40,571)         (21,873)
                                                                  ---------         ---------         --------

FINANCING ACTIVITIES
   Repayments of short-term borrowings                                    -                 -           (1,627)
   Net proceeds from (repayments of) revolving loans                (73,176)          (20,905)          32,220
   Proceeds from long-term debt                                     356,590                 -                -
   Repayments of long-term debt                                    (190,450)           (8,538)         (20,550)
   Repayments of long-term debt-related party                       (31,590)          (15,795)         (41,898)
   Increase (decrease) in cash overdrafts                            13,728            (2,812)           1,029
   Debt issuance costs                                              (29,981)           (2,578)               -
   Deferred credit on interest rate swaps                            14,821                 -                -
   Other financing activities                                         3,494            (5,041)              24
                                                                -----------        -----------     -----------

        Net cash provided by (used for) financing activities         63,436           (55,669)         (30,802)
                                                                  ---------         ---------         --------

Net increase (decrease) in cash and cash equivalents                (10,540)           10,174           (1,687)

Cash and cash equivalents at beginning of period                     15,064             4,890            6,577
                                                                  ---------        ----------        ---------

Cash and cash equivalents at end of period                        $   4,524          $ 15,064         $  4,890
                                                                  =========          ========         ========



The accompanying notes are an integral part of the consolidated financial statements.



                                  FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY


                                                                                    Accumulated
                                                           Additional               Other
                                       Preferred  Common   Paid-in     Accumulated  Comprehensive
                                          Stock   Stock    Capital     Deficit      Loss        Other      Total
                                          -----   -----    -------     -------       ----       -----      -----
                                                                       (thousands)

Balances at January 1, 2000            $   -     $270    $87,475    $(217,945)     $(7,758)    $(28,423) $(166,381)

Net income                                                             17,013                               17,013
Minimum pension liability adjustment                                               (14,628)                (14,628)
Foreign currency translation adjustment                                               (910)                   (910)
                                                                                                          -----------
  Comprehensive income                                                                                       1,475
Exchange of common stock for
  preferred stock - Series B              15               8,563                                 (8,578)         -
Stock option compensation                                    213                                               213
Stock options exercised                                       24                                                24
                                      ------  ------- ------------  -----------  ------------  ---------- -----------

Balances at December 31, 2000             15      270     96,275     (200,932)     (23,296)     (37,001)  (164,669)

Net loss                                                               (5,612)                              (5,612)
Minimum pension liability adjustment                                               (10,782)                (10,782)
Foreign currency translation adjustment                                             (1,079)                 (1,079)
                                                                                                        ----------
  Comprehensive income (loss)                                                                              (17,473)
Stock compensation - directors                               352                                               352
Stock options exercised                             3        914                                               917
Deferred taxes on stock option exercises                     127                                               127
                                      ------  ------- ------------  -----------  ------------  ---------- -----------

Balances at December 31, 2001             15      273     97,668     (206,544)     (35,157)     (37,001)  (180,746)

Net loss                                                               (9,699)                              (9,699)
Minimum pension liability adjustment                                               (11,325)                (11,325)
Deferred tax valuation allowance adjustment                                          9,597                   9,597
Foreign currency translation adjustment                                             (1,869)                 (1,869)
                                                                                                         ---------
  Comprehensive income (loss)                                                                              (13,296)
Stock compensation - directors                               221                                               221
Stock options exercised                             5      3,534                                             3,539
Deferred taxes on stock option exercises                     549                                               549
                                      ------  ------- ------------  -----------  ------------  ---------- -----------

Balances at December 29, 2002          $  15     $278   $101,972    $(216,243)    $(38,754)    $(37,001) $(189,733)
                                       =====     ====   ========    =========     ========     ========  =========



The accompanying notes are an integral part of the consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND BASIS OF PRESENTATION

       Organization

       Foamex International Inc. (the "Company") operates in the flexible polyurethane and advanced polymer foam products industry. As of December 29, 2002, the Company's operations are primarily conducted through its wholly-owned subsidiary, Foamex L.P. Foamex Carpet Cushion, Inc. ("Foamex Carpet") was converted to a limited liability company and was contributed to Foamex L.P. on March 25, 2002. Foamex L.P. conducts foreign operations through Foamex Canada Inc., Foamex Latin America, Inc. and Foamex Asia, Inc. Financial information concerning the business segments of the Company is included in Note 14.

       The Company has changed its reporting period from a calendar year to a 52/53-week fiscal year ending on the Sunday closest to January 1. Fiscal year 2002 includes the 52 weeks ended December 29, 2002, after adjustment for December 31, 2001 which was included in the prior year.

       Shareholder and Change in Control Developments

       Trace International Holdings, Inc. ("Trace") is a privately held company, which owned approximately 29% of the Company's outstanding voting common stock at September 30, 2000, and whose former Chairman also serves as the Company's Chairman. The Company's common stock owned by Trace was pledged as collateral against certain of Trace's obligations. Certain credit agreements and promissory notes of the Company's subsidiaries, pursuant to which approximately $401.1 million of debt was outstanding as of September 30, 2000, provided that a "change of control" would be an event of default and could result in the acceleration of such indebtedness. "Change of control" means, for this purpose, that (i) a person or related group, other than Trace, beneficially owns more than 25% of the Company's outstanding voting stock and (ii) such voting stock constitutes a greater percentage of such voting stock than the amount beneficially owned by Trace. Additionally, certain indentures of Foamex L.P. and Foamex Capital Corporation ("FCC"), a wholly-owned subsidiary of Foamex L.P., relating to senior subordinated notes contain similar "change of control" provisions, which require Foamex L.P. and FCC to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if there is such a "change of control".

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

       Under the Exchange Agreement, The Bank of Nova Scotia initially received 1,500,000 shares of the Company's common stock from the Trace bankruptcy estate and exchanged these common stock shares for 15,000 shares of a new class of the Company's non-voting non-redeemable convertible preferred stock (the "Series B Preferred Stock"). Each share of the Series B Preferred Stock can be converted into 100 shares of the Company's common stock but only if such conversion would not trigger a "change of control" event, as discussed above. The Series B Preferred Stock (a) is entitled to dividends only if a dividend is declared on the Company's common stock, (b) ranks senior to any future preferred stock issued by the Company and (c) is entitled to a liquidation preference of $100 per share. Following this exchange, The Bank of Nova Scotia became the owner of 24.41% of the outstanding

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND BASIS OF PRESENTATION (continued)

shares of the Company's common stock when the remaining 5,697,426 shares of the Company's common stock were transferred to The Bank of Nova Scotia from the Trace bankruptcy estate. Certain equity transactions, primarily the exercise of stock options, have reduced the Bank of Nova Scotia's common stock ownership percentage to 23.6% at December 29, 2002.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

       The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries where control exists. The equity method of accounting is used for investments in which the Company has significant influence, generally this represents ownership of at least 20% and not more than 50%. The Company has a joint venture in Asia in which it increased its ownership to 70% in late 2001. The Company does not have control of this joint venture due to the minority shareholders' substantive participation rights and therefore uses the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition, Discounts and Rebates

       Revenue from sales, net of discounts and estimated returns, allowances and customer rebates, is recognized when product title and risk of loss passes to the customer, which is primarily at the time of shipment.

Cash and Cash Equivalents

       Highly liquid investments with an original maturity of three months or less when purchased are recognized as cash equivalents.

Accounts Receivable and Allowance for Uncollectible Accounts

       An estimate of uncollectible accounts is maintained and is based on historical collection experience and specific customer collection issues. A significant change in the financial condition of one or more of the Company's larger customers could have a material adverse impact on future financial results.

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

       The carrying amount and fair value of long-term debt at December 29, 2002 were $738.6 million and $490.3 million, respectively, and at December 31, 2001 were $666.3 million and $603.4 million, respectively. The fair value of long-term debt is estimated using quoted market prices, where available, or discounted cash flows. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Inventories

       Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Property, Plant and Equipment

       Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The range of useful lives estimated for buildings is generally 20 to 35 years, and the range for machinery, equipment and furnishings is 5 to 12 years. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated useful lives of the leasehold improvements. Depreciation expense for 2002, 2001 and 2000 was $29.1 million, $26.4 million and $28.7 million, respectively.

       Maintenance and repairs are charged to expense as incurred. Renewals and major improvements are capitalized if they extend the life of the asset. When assets are retired or otherwise disposed of, the asset and related accumulated depreciation are removed from the accounts and any gain or loss is recognized in the results of operations.

Capitalized Software Costs

       The Company expenses costs incurred in the preliminary project stage of developing or obtaining internal use software, such as research and feasibility studies, as well as costs incurred in the post-implementation/operational stage, such as maintenance and training. Capitalization of software development costs occurs only after the preliminary project stage is complete, management authorizes the project, and it is probable that the project will be completed and the software will be used for the function intended. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, which is generally five years or less.

Long-Lived Assets

       The Company reviews the carrying value of its long-lived assets other than goodwill whenever events or changes in circumstances indicate that the carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

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

Research and Development

       Research and development costs are expensed as incurred. Amounts charged against income were $4.8 million, $3.1 million and $2.5 million in 2002, 2001 and 2000, respectively.

Start-Up Costs

       Costs incurred in the start-up of a facility, including training and production testing, are expensed as incurred.

Self Insurance

       The Company is partially self-insured for a number of risks up to certain limits including workers' compensation, medical, automobile and general liability. Commercial insurance policies are carried for amounts in excess of the self-insured amounts.

Claims and Litigation

       The Company evaluates claims for damages that are outside of its insurance coverage and records its estimate of liabilities when such liabilities are considered probable and an amount or reasonable range can be estimated.

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

       The following table includes as reported and proforma information required by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS No. 148"). Proforma information is based on the fair value method under SFAS No. 123. Fair values of options granted were estimated using the Black-Scholes option pricing model as discussed in Note 11.

                                                                2002                2001           2000
                                                            ------------         ----------      --------
                                                                  (thousands, except per share data)

       Net income (loss) as reported                       $  (9,699)            $(5,612)        $17,013
       Add:  Stock-based employee compensation
          expense included in reported net income
          (loss), net of tax benefit                              30                   8             202
       Deduct:  Total stock-based compensation
          expense determined under fair value
          based method, net of tax benefit                    (1,345)             (1,297)         (1,465)
                                                          ----------            --------        --------
       Proforma net income (loss)                           $(11,014)            $(6,901)        $15,750
                                                            ========             =======         =======

       Basic earnings (loss) per share
          As reported                                      $   (0.40)            $ (0.24)       $   0.69
          Proforma                                         $   (0.45)            $ (0.29)       $   0.63

       Diluted earnings (loss) per share
          As reported                                      $   (0.37)            $ (0.24)       $   0.67
          Proforma                                         $   (0.42)            $ (0.29)       $   0.62

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

Accounting Changes - Goodwill and Other Intangible Assets

       Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") addresses financial accounting and reporting for acquired goodwill and other intangible assets. A key change as a result of implementing SFAS No. 142 is that goodwill and certain other intangibles are no longer amortized but are periodically assessed for impairment, and as a result there may be more volatility in the reported results than under the previous standard because impairment losses are likely to occur irregularly and in varying amounts. An

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

impairment of goodwill due to the initial application of SFAS No. 142 is discussed below. Any goodwill and intangible assets acquired after June 30, 2001, including the acquisition discussed in Note 4, are subject to the nonamortization and amortization provisions of SFAS No. 142. The other provisions of SFAS No. 142 were adopted by the Company on January 1, 2002. The impact on the Company's financial statements for prior years was limited to $6.0 million of annual goodwill amortization. The Company's adjusted net income and diluted earnings per share would have been $0.4 million and $0.02 in 2001 and $23.0 million and $0.91 in 2000, if SFAS No. 142 had been adopted retroactively to January 1, 2000.

       SFAS No. 142 provides a six-month transitional period from the effective date to perform an assessment of whether there is an indication that goodwill is impaired. The Company completed this assessment in the second quarter of 2002. Step one of the transitional impairment test uses a fair value methodology, which differs from the undiscounted cash flow methodology that continues to be used for intangible assets with an identifiable life. The Company identified six reporting units and during the second quarter performed step one of the transitional impairment test on each of the reporting units. Based on the results of step one of the transitional impairment test, the Company identified one reporting unit in the Foam Products segment, the Carpet Cushion Products reporting unit and the Other reporting unit, for which the carrying values exceeded the fair values as of January 1, 2002, indicating a potential impairment of goodwill in those reporting units. Step two of the transitional impairment test, to determine the magnitude of any goodwill impairment, was completed in the third quarter of 2002. The resulting impairment loss of $72.0 million has been recorded as a cumulative effect of a change in accounting principle, retroactive to the Company's first quarter results of operations in accordance with the transitional implementation guidance of SFAS No. 142. The Company performed its annual goodwill impairment test as of September 30, 2002 which did not result in the recognition of any additional impairment.

       Goodwill balances include:

                                              Balance          Accounting                         Balance
                    Segments            December 31, 2001         Changes     Other  (1)     December 29, 2002
       -------------------------------- -----------------      ------------   ----------     -----------------
                                   (thousands)
       Foam Products                        $  90,909           $  (7,771)     $  (8,869)        $  74,269
       Carpet Cushion Products                 62,898             (60,401)             -             2,497
       Automotive Products                     37,244                   -         (2,558)           34,686
       Technical Products                      14,658                   -           (789)           13,869
       Other                                    2,475              (2,475)             -                 -
                                          -----------          -----------   ------------      ------------
           Total                             $208,184            $(70,647)      $(12,216)         $125,321
                                             ========            ========       ========          ========

       (1) Principally the reversal of a deferred income tax valuation allowance (see note 12).

Future Accounting Changes - Extinguishment of Debt

       On April 30, 2002, Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145") was issued. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. Early application of the provisions of this Statement related to the rescission of Statement 4 is encouraged. The adoption of this Statement in 2003 will result in a reclassification of the extraordinary items recorded during 2002.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Future Accounting Change - Guarantees

       In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for and disclosures of certain guarantees. The initial recognition and measurements provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation is not expected to have any impact on the results of operations or financial position of the Company. The Company does not have any disclosure obligations under this interpretation at December 29, 2002.

Reclassifications

       Certain amounts from prior years have been reclassified to conform with the current presentation.

3.     EARNINGS (LOSS) PER SHARE

       The following table shows the amounts used in computing basic earnings
(loss) per share.

                                                                   2002            2001 (a)          2000
                                                                ----------      ------------     ------------
       Earnings per share - basic:                                 (thousands, except per share amounts)
         Income (loss) before extraordinary items and
           cumulative effect of accounting changes                $62,741        $(5,612)          $17,013
         Extraordinary items, net of income taxes                  (1,793)             -                 -
         Cumulative effect of accounting changes                  (70,647)             -                 -
                                                                  -------   ------------     -------------
         Net income (loss)                                        $(9,699)       $(5,612)          $17,013
                                                                  =======        =======           =======

         Weighted average common stock outstanding                 24,275         23,599            24,814
                                                                  =======        =======          ========

         Income (loss) before extraordinary items and
           cumulative effect of accounting changes              $    2.58        $ (0.24)         $   0.69
         Extraordinary items, net of income taxes                   (0.07)             -                 -
         Cumulative effect of accounting changes                    (2.91)             -                 -
                                                                ---------    -----------      ------------
         Net income (loss)                                       $  (0.40)       $ (0.24)         $   0.69
                                                                 ========        =======          ========

       The following table shows the amounts used in computing diluted earnings
(loss) per share.

                                                                   2002            2001 (a)          2000
                                                                ----------      ------------     ------------
                                                                   (thousands, except per share amounts)
       Earnings per share - diluted:
         Income (loss) before extraordinary items and
           cumulative effect of accounting changes                $62,741        $(5,612)          $17,013
         Extraordinary items, net of income taxes                  (1,793)             -                 -
         Cumulative effect of accounting changes                  (70,647)             -                 -
                                                                  -------   ------------     -------------
         Net income (loss)                                        $(9,699)       $(5,612)          $17,013
                                                                  =======        =======           =======

         Weighted average common stock outstanding                 24,275         23,599            24,814



                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




3.     EARNINGS (LOSS) PER SHARE

                                                                   2002            2001 (a)          2000
                                                                ----------      ------------     ------------
                                                                   (thousands, except per share amounts)
         Incremental shares resulting from
           Stock options (b)                                          529              -               149
           Convertible preferred stock (c)                          1,500              -               245
                                                                 --------   ------------         ---------

         Adjusted weighted average shares                          26,304         23,599            25,208
                                                                  =======        =======          ========

         Income (loss) before extraordinary items and
           cumulative effect of accounting changes               $   2.39        $ (0.24)         $   0.67
         Extraordinary items, net of income taxes                   (0.07)             -                 -
         Cumulative effect of accounting changes                    (2.69)             -                 -
                                                                 --------    -----------      ------------
         Net income (loss)                                        $ (0.37)       $ (0.24)         $   0.67
                                                                  =======        =======          ========

(a) There is no dilution resulting from potential incremental shares in 2001, because the Company had a net loss before extraordinary items and cumulative effect of accounting changes, and the inclusion of potential incremental shares would be antidilutive.

(b) The average number of stock options that were not included in the diluted earnings per share calculation because the exercise price was greater than the average market price aggregated 1,462,600 and 1,715,000 in 2002 and 2000, respectively.

(c) Series B Preferred Stock was issued during the fourth quarter of 2000 (see Note 13) and is convertible into 1,500,000 common shares.

4.     ACQUISITION

       On July 25, 2001, the Company purchased certain assets and assumed certain liabilities of General Foam Corporation, a manufacturer of polyurethane foam products for the automotive, industrial, and home furnishings markets, at a total cost of $18.5 million, which resulted in goodwill of approximately $9.1 million. The business was acquired due to its synergy with the Company's existing business. The assets purchased primarily included inventory and machinery and equipment. The results of the acquired business have been included in the consolidated financial statements since the date of acquisition. The effects of the acquisition on the Company's consolidated financial statements are not material.

5.     EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES

       In connection with the refinancing transaction completed on March 25, 2002 (see Note 9), the Company wrote off debt issuance costs associated with the early extinguishment of its long-term debt due to a related party and its revolving credit facility, resulting in an extraordinary loss of $2.6 million, net of income tax benefit of $1.7 million. In addition, the Company purchased and retired $49.0 million of its 13 1/2% senior subordinated notes, including unamortized debt premium of $2.5 million, and $1.5 million of its 9 7/8% senior subordinated notes resulting in an extraordinary gain of $0.8 million, net of income taxes of $0.6 million.

       Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") requires that any unamortized deferred credit related to an excess over cost arising from a business combination that occurred before July 1, 2001 to be written off and recognized as the effect of a change in accounting principle. Accordingly, the Company has recorded a $1.3 million credit as the cumulative effect of an accounting change in 2002.

       Also included as a cumulative effect of accounting changes in 2002 is a charge of $72.0 million associated with the adoption of SFAS No. 142 (see Note
2).
                                      F-16

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.     RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

2002

       In the fourth quarter of 2002, the Company recorded restructuring, impairment and other charges of $10.0 million relating to the reorganization of its executive and corporate management and the closure of or reduction of activities at six operations. The charges included severance and other termination benefits for approximately 200 employees, exit costs and remaining lease payments. Also included in restructuring, impairment and other charges was a $2.5 million asset impairment provision to reduce certain leasehold improvements and machinery and equipment included in the Carpet Cushion Products segment to their estimated fair values. The employees to be terminated included manufacturing hourly and salaried personnel, sales force personnel and executive and administrative staff. Approximately 60 of these employees were terminated in 2002.

       Also in 2002, the Company recorded restructuring, impairment and other credits of $5.2 million. These credits resulted from a reevaluation of the 2001 Operational Reorganization Plan discussed below and $2.1 million related to the collection of deferred rent receivable which had been fully reserved for.

       The 2001 Operational Reorganization Plan is expected to be substantially completed in early 2003 and the Company expects to complete all of the remaining facility closures and personnel reductions related to its 2002 restructuring plan during 2003, primarily in the first six months. Terminations of approximately 300 employees for both plans are planned to take place in 2003.

2001

       During 2001, the Company recorded restructuring, impairment and other charges of $36.1 million, primarily related to its December 2001 Operational Reorganization Plan. Included in the Operational Reorganization Plan were plant facility closures, reductions in support function personnel and cost reductions in purchasing and logistics. The Operational Reorganization Plan originally included severance and termination benefits for approximately 700 employees at plants, in support functions and in executive management. A reevaluation of the plan in 2002 reduced the number of facilities to be closed and as a result the number of employees planned to be terminated was reduced to approximately 500. Approximately 340 of these employees were terminated in 2002. Restructuring, impairment and other charges included an impairment provision of $13.8 million (net of anticipated proceeds of $4.6 million) to reduce certain leasehold improvements and machinery and equipment included in the Foam Products and Carpet Cushion Products segments to their estimated fair values.

2000

       During 2000, the Company recorded restructuring, impairment and other charges of $6.3 million which included severance and other termination benefits for approximately 100 employees, all of whom have been terminated.

       The following table sets forth the components of the Company's restructuring, impairment and other charges (credits):


                                                        Plant Closure    Personnel
                                             Total       and Leases      Reductions     Impairment        Other
                                             -----       ----------      ----------     ----------        -----
       2000                                                         (millions)
       Balance at January 1, 2000             $9.0          $10.1           $2.7             $(3.8)      $    -
       Provision                               6.3            1.4            2.3               2.6            -
       Net cash receipts (spending)           (3.5)          (3.9)          (3.2)              3.6            -
       Asset impairment                       (2.6)            -               -              (2.6)           -
                                            ------      --------         -------             -----       ------
       Balance at December 31, 2000            9.2            7.6            1.8              (0.2)           -


                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (continued)

                                                         Plant Closure   Personnel
                                             Total       and Leases      Reductions     Impairment          Other
                                             -----       ----------      ----------     ----------          -----
       2001                                                         (millions)
       2001 Operational Reorganization
         Plan                                 35.4           10.6            8.3              13.4           3.1
       Adjustments and other                   0.7           (0.4)          (0.3)               -            1.4
       Net cash receipts (spending)           (6.5)          (3.1)          (2.0)              0.6          (2.0)
       Asset impairment                      (13.8)            -               -             (13.8)           -
                                            ------      ---------         -------             -----       --------
       Balance at December 31, 2001           25.0           14.7            7.8                -            2.5

       2002
       2002 Restructuring Plan                10.0            2.2            4.5               2.5           0.8
       Adjustments and other                  (5.2)          (4.4)          (1.4)               -            0.6
       Net cash receipts (spending)           (4.5)           0.1           (2.7)               -           (1.9)
       Asset impairment                       (2.5)            -               -              (2.5)            -
                                            ------      ---------         -------             -----       ---------
       Balance at December 29, 2002          $22.8          $12.6           $8.2            $    -          $2.0
                                             =====          =====           ====            ======          ====

       The Company expects to spend approximately $14.4 million during 2003 with the balance to be spent through 2012, primarily for lease costs.

7.     INVENTORIES

       The components of inventory are listed below.

                                               December 29,         December 31,
                                                  2002                  2001
                                          -------------------   ----------------
                                                        (thousands)
       Raw materials and supplies             $60,588                 $53,398
       Work-in-process                         16,737                  12,476
       Finished goods                          20,685                  23,556
                                             --------                --------
       Total                                  $98,010                 $89,430
                                              =======                 =======

8.     SHORT-TERM BORROWINGS

       Foamex Canada Inc. ("Foamex Canada") is a wholly-owned subsidiary of Foamex L.P. and has a short-term credit facility that provides for $8.0 million of Canadian dollar loans (U.S. dollar equivalent of approximately $5.1 million as of December 29, 2002) of which up to $2.0 million is available in U.S. dollar loans. The amount of borrowings available is based on a combination of accounts receivable and inventory, as defined in the credit facility. Interest on Canadian dollar borrowings is based on the bank's prime lending rate plus 1 1/2 %. On U.S. dollar loans, interest is based on the bank's U.S. dollar base rate in Canada plus 1 1/2 %. At December 29, 2002 and December 31, 2001, there were no short-term borrowings outstanding and approximately $5.1 million was available at December 29, 2002.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.     LONG-TERM DEBT

       The components of long-term debt are listed below.

                                                                       December 29,          December 31,
                                                                            2002                  2001
                                                                       ----------------     ---------------
       Foamex L.P. Credit Facility                                                (thousands)
         Term Loan B (1)                                                 $  39,262              $  76,139
         Term Loan C (1)                                                    35,693                 69,218
         Term Loan D (1)                                                    51,700                100,259
         Term Loan E (1)                                                    16,290                      -
         Term Loan F (1)                                                    19,243                      -
         Revolving credit facility (1)                                      51,823                125,000
       10 3/4% Senior secured notes due 2009 (2) (5)                       314,237                      -
       9 7/8% Senior subordinated notes due 2007 (2)                       148,500                150,000
       13 1/2% Senior subordinated notes due 2005 (includes
         $2,486 and $6,515 of unamortized debt premium) (2)                 54,071                104,515
       Industrial revenue bonds (3)                                          7,000                  7,000
       Other (net of unamortized debt discount of $137 in 2002
         and $281 in 2001)                                                     767                  2,574
                                                                      ------------             ----------
                                                                           738,586                634,705

       Less current portion                                                     46                  4,023
                                                                     -------------             ----------

       Long-term debt-unrelated parties                                   $738,540               $630,682
                                                                          ========               ========

       The components of related party long-term debt are listed below.

                                                                       December 29,          December 31,
                                                                          2002                  2001
                                                                    --------------            ------------
                                                                                  (thousands)
       Note payable to Foam Funding LLC (4)                          $          -                $31,590

       Less current portion                                                     -                 14,040
                                                                    -------------               --------

       Long-term debt - related party                                $          -                $17,550
                                                                     ============                =======

(1)  Subsidiary debt of Foamex L.P., guaranteed by the Company and FMXI, Inc.
(2)  Subsidiary debt of Foamex L.P. and Foamex Capital Corporation.
(3)  Subsidiary debt of Foamex L.P.
(4)  Subsidiary debt of Foamex Carpet.
(5)  Includes   $14.2   million  of  deferred   credit  on  interest  rate  swap
     transactions at December 29, 2002.

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.     LONG-TERM DEBT (continued)

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

       The commitments under the New Revolving Credit Facility are available to Foamex L.P. in the form of (1) revolving credit loans, (2) swing loans (subject to a $20.0 million sublimit) and (3) letters of credit (subject to a $40.0 million sublimit). At December 29, 2002, Foamex L.P. had available borrowings of $27.6 million and letters of credit outstanding of $20.6 million.

       A portion of the net proceeds from the 10 3/4% Senior Secured Notes was used to repay a portion of the existing term loans, the Term E Loan and the Term F Loan. Loans made under the New Revolving Credit Facility will mature and the commitments under them will terminate on June 30, 2005. The Term B Loan, the Term E Loan and the Term F Loan will mature on June 30, 2005, the Term C Loan will mature on June 30, 2006 and the Term D Loan will mature on December 29, 2006. Each of the Term Loans will be subject to amortization on a quarterly basis; however, after giving effect to the prepayments of the Term Loans, quarterly principal payments will commence for the Term B Loan, the Term E Loan and the Term F Loan in 2004, for the Term C Loan in 2005 and for the Term D Loan in 2006.

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     LONG-TERM DEBT (continued)

       Borrowings under the Amended Credit Facility bear interest at a floating rate based upon (and including a margin over), at our option, (1) the higher of
(a) the funding agent's prime rate and (b) 0.50% in excess of the Federal Reserve reported weighted average overnight rate for federal funds or (2) the higher of (x) 2.50% per annum and (y) the LIBO rate, as defined, as determined by the funding agent. The effective interest rates at December 29, 2002 for Term Loans B, C, D, E and F ranged between 7.00% and 7.38%. The effective interest rate for revolving loans at December 29, 2002 was 7.75%. The rates increase 25 basis points each quarter that Foamex L.P.'s leverage ratio, as defined, exceeds
5.00 to 1.00. Once the leverage ratio is reduced below this level, the cumulative amount of any 25 basis point adjustment to the interest rates on borrowings are reset to zero. At December 29, 2002, the calculated leverage ratio was 8.66 to 1.00. Accordingly, an additional 25 basis point rate increase will become effective early in the second quarter of 2003.

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

10 3/4% Senior Secured Notes

       The 10 3/4% Senior Secured Notes were issued by Foamex L.P. and Foamex Capital Corporation on March 25, 2002 and are due on April 1, 2009. The notes are guaranteed on a senior basis by all of Foamex L.P.'s domestic subsidiaries that guarantee the Amended Credit Facility. The notes are secured on a second-priority basis (subject to permitted liens) on substantially the same collateral that secures the obligations under the Amended Credit Facility. The notes rank effectively junior to all senior indebtedness that is secured by first priority liens and senior in right of payment to all subordinated indebtedness. Interest is payable April 1 and October 1. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after April 1, 2006. The initial redemption is at 105.375% of their principal amount, plus accrued and unpaid interest and liquidated damages, as defined, if any, thereon to the date of redemption and declining annually to 100.0% on or after April 1, 2008. Additionally, on or before April 1, 2005, up to 35.0% of the principal amount of the notes may be redeemed at a redemption price equal to 110.750% of the principal amount, plus accrued and unpaid interest and liquidated damages, as defined, if any, thereon to the date of redemption with the net proceeds of one or more equity offerings.

       Upon the occurrence of a change of control, as defined, each holder will have the right to require Foamex L.P. to tender for such notes at a price in cash equal to 101.0% of the aggregate principal amount thereof, plus accrued and unpaid interest and liquidated damages, as defined, if any, if there is such a "change of control".

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     LONG-TERM DEBT (continued)

       The Company was required to cause a registration statement under the Securities Act of 1933 to be effective within 180 days of March 25, 2002. The Company filed the registration statement, but it was not effective until January 30, 2003 and therefore the Company is liable for liquidated damages from September 23, 2002 until the date the registration statement became effective. The liquidated damages are at the rate of $15,000 per week for the first 90 days, escalating by $15,000 per week for each additional 90 days. The amount accrued for liquidated damages at December 29, 2002 was $0.2 million.

       Effective May 1, 2002, the Company completed a series of interest rate swap transactions with notional amounts aggregating $300.0 million. The Company designated, documented and accounted for these interest rate swaps as fair value hedges of the Company's 10 3/4% Senior Secured Notes due April 1, 2009. The risk being hedged in these transactions was the change in fair value of the Company's 10 3/4% Senior Secured Notes based on changes in the benchmark interest rate, LIBOR. The effect of these interest rate swap transactions was to convert the fixed interest rate on the 10 3/4% Senior Secured Notes to floating rates reset twice per year to correspond with the interest payment dates for the 10 3/4% Senior Secured Notes. On September 18, 2002, the Company unwound the interest rate swap transactions in exchange for net cash proceeds of $18.4 million, including $3.6 million realized through lower effective interest rates while the swap transactions were in effect. The unwinding resulted in a deferred credit of $14.8 million which will be amortized through April 1, 2009, using the effective interest rate method.

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

13 1/2% Senior Subordinated Notes

       The 13 1/2% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and are due on August 15, 2005. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable semiannually on February 15 and August 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after August 15, 2000. The initial redemption was 106.75% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after August 15, 2004. At December 29, 2002, the redemption price was 103.375% plus accrued and unpaid interest.

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.     LONG-TERM DEBT (continued)

Industrial Revenue Bonds ("IRBs")

       IRB debt includes a $1.0 million bond that matures in 2005 and a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At December 29, 2002, the interest rate was 1.55% on the $1.0 million bond and 1.60% on the $6.0 million bond. The maximum interest rate for either of the IRBs is 15.0% per annum.

       If Foamex L.P. exercises its option to convert the bonds to a fixed interest rate structure, the IRBs are redeemable at the option of the bondholders. The obligations are collateralized by certain properties, which have an approximate net carrying value of $10.8 million at December 29, 2002.

Other

       Other debt at December 31, 2001 included a term loan owed by a majority-owned Mexican subsidiary, Foamex de Cuautitlan S.A. de C.V. Quarterly principal payments were due on the term loan through its maturity in May 2002. Also included in other debt is a non-interest bearing promissory note with a principal amount of $0.9 million at December 29, 2002 issued in connection with increasing the Company's interest in an Asian joint venture to 70% in 2001. The promissory note had unamortized discount of $0.1 million at December 29, 2002.

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

Debt Covenants

       The  indentures,  the  Foamex  L.P.  Amended  Credit  Facility  and other indebtedness agreements contain certain covenants that limit, among other things, the ability of the Company's subsidiaries (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interests, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Also, the Company's subsidiaries are required under certain of these agreements to maintain specified financial ratios of which the most restrictive are the maintenance of net worth, interest coverage, fixed charge coverage and leverage ratios, as defined. Under the most restrictive of the distribution restrictions as of December 29, 2002, the Company could be paid funds by its subsidiaries, only to the extent to enable the Company to meet its tax payment liabilities and its normal operating expenses of up to $1.0 million annually, so long as no event of default has occurred.

       Foamex L.P. and Foamex Carpet, the then principal subsidiaries of the Company, were in compliance with the various financial covenants of their loan agreements as of December 31, 2000. Certain Foamex L.P. and Foamex Carpet debt agreements contained certain quarterly financial covenants, which became more restrictive during 2001. In the absence of a waiver of or amendment to such financial covenants, noncompliance would have constituted an event of default under the applicable debt agreements, and the lenders would have been entitled to accelerate the maturity of the indebtedness outstanding thereunder. Prior to filing the Annual Report on Form 10-K for the year

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       9.LONG-TERM DEBT (continued)

ended December 31, 2000, the Company, Foamex L.P. and Foamex Carpet anticipated they would continue to comply with the financial covenants in the applicable debt agreements during 2001. In the event that noncompliance appeared likely or occurred, management was prepared to seek lenders' approval of amendments to, or waivers of, such financial covenants. In December 2001, certain financial covenants were modified to accommodate the restructuring, impairment and other charges recorded in the fourth quarter of 2001 as a result of the Company's 2001 Operational Reorganization Plan. At that time certain financial covenants were also eased for 2002. The Company paid a fee of approximately $1.8 million to obtain this modification. The Foamex Carpet debt agreements were terminated in connection with the refinancing which took place on March 25, 2002.

       On October 16, 2002, Foamex L.P. announced that it had obtained a waiver from its bank lenders of its financial covenants under the Amended Credit Facility for the period ended September 29, 2002 since it would not have been in compliance with the covenants. The waiver was effective until November 30, 2002 and reduced the commitment under the revolving credit facility from $100.0 million to $70.0 million for the period the waiver was in effect. On November 15, 2002, Foamex L.P. and its bank lenders executed an amendment to the Amended Credit Facility. Under the amendment, Foamex L.P. will be subject to minimum net worth, minimum EBDAIT, as defined, and maximum capital expenditure covenants through periods ending December 28, 2003. The minimum EBDAIT covenant is tested monthly, on a cumulative basis, beginning with December 2002. Foamex L.P. was in compliance with the revised covenants as of December 29, 2002. In addition, Foamex L.P. was subject to a minimum EBDAIT, as defined, covenant for the quarter ended September 29, 2002 and was in compliance. Compliance with existing covenants on leverage, fixed charge coverage and interest coverage ratios is suspended through periods ending September 28, 2003, but the covenants are revised and will be reinstated thereafter. All of the financial covenants were established based on a business plan provided to the lenders. In addition, borrowings under the Amended Credit Facility will be subject to a borrowing base calculation, which could limit borrowings under the revolving credit facility to less than the maximum commitment. Under the borrowing base calculation, availability under the Revolving Credit Facility shall equal the lesser of (1) the Revolving Credit Facility commitment or (2) the sum of 65% of Foamex L.P.'s accounts receivable plus 50% of Foamex L.P.'s inventory plus $85.0 million, less certain other adjustments for Term Loan repayments, less the outstanding balance of Term Loans. As of December 29, 2002, the borrowing base calculation did not limit borrowings under the Amended Credit Facility. The cost of obtaining the amendment aggregated $4.0 million, including bank and legal fees.

       The Company's minimum EBDAIT covenants have higher thresholds in the second half of 2003. Management's current plans to achieve EBDAIT covenant compliance require continued customer selling price management in response to raw material cost changes, successful implementation of on-going cost savings initiatives, improved operating efficiencies, improved working capital management and reduced capital expenditures. Management is also continuing to evaluate strategic alternatives in an effort to reduce the Company's debt.

Maturities of Long-Term Debt

       Scheduled maturities of long-term debt as of December 29, 2002 are shown below (thousands):

       2003                                                 $        46
       2004                                                      33,795
       2005                                                     160,216
       2006                                                      73,444
       2007                                                     148,500
       Thereafter                                               306,000
                                                               --------
                                                                722,001

       Unamortized debt premium/discount
         and deferred credit, net                                16,585
                                                             ----------

       Total                                                   $738,586
                                                               ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    RETIREE BENEFIT PLANS

Defined Benefit Pension Plans

       The Company provides pension and survivor benefits for salaried and certain hourly employees in the United States (the "Qualified Pension Plan"). Salaried employees are provided benefits that are based principally on the combination of years of credited service and compensation. Hourly employees are provided benefits that are based principally on stated amounts for each year of credited service. Certain employees in a wholly-owned Canadian subsidiary are provided pension and survivor benefits.

       Effective May 15, 2001, a supplemental executive retirement plan (the "SERP") was established. The SERP is a non-qualified plan and provides retirement benefits to certain executives that supplement the benefits provided under the Qualified Pension Plan.

       The components of pension expense are listed below.

                                                                  2002             2001             2000
                                                               ----------       ----------       ----------
                                                                              (thousands)
       Service cost                                              $3,866          $3,666            $3,307
       Interest cost                                              6,556           6,158             5,667
       Expected return on plan assets                            (5,823)         (5,829)           (6,371)
       Amortization
         Transition asset                                           (75)            (75)              (75)
         Prior service cost                                        (140)           (177)             (240)
         Losses and other                                         1,643           1,163               179
         Curtailment gain                                          (162)              -                 -
                                                               --------     -----------       -----------
           Total                                                 $5,865          $4,906            $2,467
                                                                 ======          ======            ======

       The following table sets forth the changes in obligations and assets and outlines the development of the funded status and amounts recognized in the consolidated balance sheets.

                                                                             December 29,         December 31,
                                                                                  2002               2001
                                                                         -------------------  -------------------
                                                                                                (thousands)
       Change in Benefit Obligation
         Benefit obligation at beginning of year                                   $95,962           $84,820
         Service cost                                                                3,866             3,666
         Interest cost                                                               6,556             6,158
         Amendments, including SERP in 2001                                            157             1,059
         Benefits paid                                                              (5,003)           (4,525)
         Actuarial loss                                                              6,512             4,784
         Curtailment                                                                  (660)                -
                                                                              ------------     -------------
           Projected benefit obligation at end of year                            $107,390           $95,962
                                                                                  ========           =======

       Change in Plan Assets
         Fair value of plan assets at beginning of year                            $65,514           $66,199
         Actual return on plan assets                                               (7,350)           (2,269)
         Company contributions                                                       7,464             6,347
         Benefits paid                                                              (5,003)           (4,525)
         Other                                                                        (540)             (238)
                                                                                ----------        ----------
           Fair value of plan assets at end of year                                $60,085           $65,514
                                                                                   =======           =======




                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    RETIREE BENEFIT PLANS (continued)

                                                                             December 29,         December 31,
                                                                                  2002               2001
                                                                         -------------------  -------------------
                                                                                       (thousands)
       Funded Status
         Plan assets less than benefit obligation                                $ (47,305)        $ (30,448)
         Unrecognized transition asset                                                (440)             (515)
         Unrecognized prior service cost                                              (265)             (733)
         Unrecognized net losses                                                    52,573            34,656
                                                                                 ---------         ---------
           Net prepaid assets                                                    $   4,563         $   2,960
                                                                                 =========         =========

       Amounts Recognized in the Consolidated Balance Sheets
         Prepaid benefit costs                                                   $     194         $     389
         Accrued benefit liability                                                 (42,983)          (26,363)
         Intangible assets                                                             763               612
         Accumulated other comprehensive loss                                       46,589            28,322
                                                                                 ---------         ---------
           Net amount recognized                                                 $   4,563         $   2,960
                                                                                 =========         =========

       Significant assumptions used in the calculation of pension expense and obligations are listed below.

                                                                     2002          2001             2000
                                                                  ----------    ----------       ----------
       Expected long-term rate of return on plan assets           9.0%           9.0%             10.0%
       Discount rate on projected benefit obligations             6.5%           7.0%              7.25%
       Rate of compensation increase                              4.0%-5.0%      4.0%-7.0%         4.0%

       The Company's funding policy for the Qualified Pension Plan is to contribute an amount that both satisfies the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and does not exceed the full funding limitations of the Internal Revenue Code of 1986, as amended (the "Code").

       At December 31, 2002 and December 31, 2001, included in plan assets were 420,000 shares of the Company's stock. The value of the Plan's investment in the Company's stock was approximately $1.3 million and $3.4 million at December 31, 2002 and December 31, 2001, respectively.

Defined Contribution Plan

       The Company maintains a defined contribution plan, which is qualified under Section 401(k) of the Code ("401(k) Plan") and is available for eligible employees who elect to participate. Under the terms of the 401(k) Plan, the Company partially matches certain employee contributions. Expense for these contributions was $1.0 million, $1.0 million and $1.1 million in 2002, 2001 and 2000, respectively.

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    RETIREE BENEFIT PLANS (continued)

       The components of retiree medical and life insurance benefits expense are listed below.

                                                                     2002            2001           2000
                                                                  ----------      ----------     ----------
                                                                                  (thousands)
       Service cost                                                  $29             $19             $15
       Interest cost                                                  82              60              57
       Amortization
         Prior service cost                                           (6)             (6)             (6)
         Losses and other                                             15              (8)            (27)
                                                                   -----           -----            ----
       Total                                                        $120             $65             $39
                                                                    ====             ===             ===

       The following table outlines the changes in obligations and benefit payments and outlines the development of the funded status and amounts recognized in the consolidated balance sheets.

                                                                                December 29,        December 31,
                                                                                  2002                   2001
                                                                            ----------------       ----------------
                                   (thousands)
       Change in Benefit Obligation
         Benefit obligations at beginning of year                                 $  624               $ 763
         Service cost                                                                 29                  19
         Interest cost                                                                82                  60
         Employee contributions                                                       19                  23
         Benefits paid                                                              (144)               (399)
         Actuarial loss                                                              638                 158
                                                                                --------              ------
           Accumulated postretirement benefit obligation at end of year           $1,248               $ 624
                                                                                  ======               =====

       Change in Plan Assets
         Fair value of plan assets at beginning of year                         $      -            $      -
         Company contributions                                                       125                 376
         Employee contributions                                                       19                  23
         Benefits paid                                                              (144)               (399)
                                                                                  ------              ------
           Fair value of plan assets at end of year                             $      -            $      -
                                                                                ========            ========

       Funded Status of the Plan
         Plan assets less than benefit obligation                                $(1,248)             $ (624)
         Unrecognized prior service cost                                             398                 (60)
         Unrecognized net gains                                                      (53)               (224)
                                                                              ----------             -------
           Net accrued liabilities                                              $   (903)             $ (908)
                                                                                ========              ======

       Significant assumptions used in the calculation of retiree and life insurance benefit expense and obligations are listed below.

                                                                  2002             2001             2000
                                                               ----------       ----------       ----------

       Discount rates on projected benefit obligations           6.5%            7.0%              7.25%
       Health care cost increase                                13.0%            9.0%              7.0%

       The health care cost increase assumption will gradually be reduced to 5.0% by 2011. Increasing or decreasing the weighted average assumed health care cost trend rates by one percentage point would not have a significant impact on the accumulated postretirement benefit obligation or on service and interest costs.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    STOCK OPTION PLANS

       At the Annual Meeting of Stockholders on June 5, 2002, stockholders approved amendments to the Foamex International Inc. 2001 Equity Incentive Plan for Non-Employee Directors. The amendments:

o expanded participant eligibility to include employees, employee-directors and consultants to the Company, including its subsidiaries and affiliates;
o expanded the types of awards that may be granted to include incentive stock options, phantom stock units and performance share units, in addition to nonqualified options provided for under the existing plan;
o increased the number of shares of Common Stock that are available for awards by 600,000; and
o renamed the plan to the Foamex International Inc. 2002 Stock Award Plan (the "2002 Stock Award Plan").

       Following these amendments, 2,100,000 shares of the Company's common stock are reserved for the 2002 Stock Award Plan.

       The 1993 stock option plan, as amended, (the "1993 Stock Option Plan") provides for the issuance of nonqualified and incentive stock options for common stock of the Company. Officers and executives of the Company, including its subsidiaries and affiliates are eligible to participate. At the Annual Meeting of Stockholders on June 30, 2000, stockholders approved amendments to the 1993 Stock Option Plan that increased from 3,000,000 to 4,750,000 the number of shares of the Company's common stock that may be issued, and to allow future option grants to qualify as "performance-based compensation" for purposes of the Internal Revenue Code of 1986, as amended.

       The price and terms of options under the plans discussed above is at the discretion of the Company, except that the term of the option cannot exceed ten years.

       Option Grants

       Options granted in 2002 included the following terms:

          o 210,000 options with a three-year pro-rata vesting period and a ten-year term.

          o 270,500 options with a five-year vesting period and a ten-year term. The vesting provisions may be accelerated in 50% or 100% increments, depending on the average closing price of the Company common stock, as defined.

          o 100,000 options with a three-year pro-rata vesting period and a six-year term.

          o 756,250 options with a five-year vesting period and a six-year term. The vesting provisions may be accelerated to three-year pro-rata vesting in either 25%, 50%, or 100% increments, depending on attainment of certain financial goals in fiscal 2003, as defined.

          o All other options were granted with five-year pro-rata vesting period and a ten-year term.

          Option grants in 2001 and 2000 included the following terms:

          o 100,000 options with pro-rata vesting in years three through five and a ten-year term.

          o 250,000 options with a seven-year vesting period and a ten-year term. The vesting provisions can be accelerated to full vesting in at the end of a three-year period depending on attainment of certain financial performance goals, as defined. o All other options were granted with five-year pro-rata vesting period and a ten-year term.

       All options were granted with an exercise price equal to the fair market value at the date of the grant, except for certain options that were repriced in 1996 with an exercise price below the fair market value on the revaluation date. Compensation expense related to these options was recognized over the vesting period with approximately $0.2 million recognized in 2000.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. STOCK OPTION PLANS (continued)

       During 2000, 25,000 options were granted to a director of the Company in exchange for consulting services. The consulting expense associated with the 25,000 options was less than $0.1 million and is being recognized over the five-year vesting period.

       Option Modifications

       As provided in certain severance agreements during 2002, the Company extended the exercise period for 80,900 options up to one year beyond the exercise period provided for under the option plans discussed above and accelerated vesting. The Company did not recognize any compensation expense in connection with these modifications because the fair market value was less than the option price on the modification date.

       As provided in certain severance agreements during 2001, the Company extended by three months the exercise period for 57,200 options beyond the exercise period provided for under the option plans discussed above. Compensation expense of $0.1 million was recorded for the fair market value in excess of the option price on the modification date. Also in 2001, the terms of 750,450 options were modified to provide for 100% vesting and the extension of the period provided to exercise; including 250,000 options until January 31, 2006 and 500,450 options until January 31, 2002. The Company did not recognize any compensation expense in connection with these modifications because the fair market value was less than the option price on the modification date.

       A summary of stock option activity is presented below.

                                                 2002                            2001                             2000
                                    ------------------------------  -------------------------------  -----------------------------

                                                     Weighted                         Weighted                     Weighted
                                                     Average                          Average                      Average
                                                     Exercise                         Exercise                     Exercise
                                          Shares      Price           Shares           Price          Shares         Price
                                          ------      -----           ------           -----          ------         -----
Outstanding at beginning of period     3,465,542     $   6.88        2,980,110        $   7.35       2,299,649     $   7.94
Granted                                2,234,311         5.87        2,104,576            6.42         885,250         5.93
Exercised                               (551,352)        6.33         (163,125)           5.62          (3,514)        6.88
Forfeited                               (619,851)        7.07       (1,456,019)           7.32        (201,275)        7.79
---------                               ---------        ----       -----------           ----        ---------        ----
Outstanding at end of period           4,528,650     $   6.42        3,465,542        $   6.88       2,980,110     $   7.35
                                       =========     =========      ===========       =========      ==========    =========

Exercisable at end of period           1,365,852     $   7.34        1,431,489        $   7.03       1,145,727     $   8.16
                                       =========     =========      ===========       =========      ==========    =========

       Listed below is a summary of the stock options outstanding and exercisable at December 29, 2002.

Outstanding
                                                           Weighted                   Weighted
               Exercise                                     Average                    Average
                 Price                                      Exercise                  Remaining
                 Range             Options                     Price                  Life-Years
          -----------------      -----------               -------------              ----------
          $ 1.20 -  2.61            881,250                   $2.20                      6.1
          $ 5.00 -  6.88          1,749,199                   $6.07                      5.4
          $ 7.00 -  8.76          1,382,285                   $8.07                      8.3
          $ 9.33 - 13.25            515,916                  $10.45                      7.1
                                 ----------
                                  4,528,650
                                 ==========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11.    STOCK OPTION PLANS (continued)

       Exercisable
                                                                   Weighted
                      Exercise                                     Average
                        Price                                      Exercise
                        Range             Options                     Price
                 -----------------      -----------               --------------
                 $ 1.20 - 2.61                   -                      -
                 $ 5.00 - 6.88             923,079                   $6.23
                 $ 7.00 - 8.76             195,840                   $7.67
                 $ 9.33 -13.25             246,933                  $11.26
                                        ----------
                                         1,365,852
                                        ==========

       For purposes of the disclosure required under SFAS No. 148 and as included in Note 2, the fair value of each option was estimated on the grant date using the Black-Scholes option-pricing model. Based on the assumptions listed below, the weighted average fair value of options granted was $3.74 per option in 2002, $2.95 per option in 2001 and $2.52 per option in 2000.

                                                                  2002              2001             2000
                                                              ------------      ------------     ------------
       Expected life in years                                    3.0              3.0              3.0
       Risk-free interest rate                                   2.82%            4.41%            6.11%
       Volatility                                               97.66%           61.85%           55.00%
       Dividend yield                                            0.00%            0.00%            0.00%

12.    INCOME TAXES

       The sources of income (loss) before the provision for income taxes are listed below.

                                                                    2002            2001             2000
                                                                ------------    ------------     ------------
                                                                              (thousands)
       United States                                             $(27,404)       $(8,293)          $14,877
       Foreign                                                      4,454          7,978             4,975
                                                              -----------       --------         ---------
       Income (loss) before provision for income taxes           $(22,950)      $   (315)          $19,852
                                                                 ========       =========        =========


       A reconciliation of the statutory federal income tax to income tax expense is listed below.

                                                                    2002            2001             2000
                                                                ------------    ------------     ------------
                                                                              (thousands)
       Statutory income taxes                                    $(8,033)       $   (110)          $ 6,948
       State income taxes, net of federal benefit                   (987)           (135)              825
       Increase (decrease) in valuation allowance                (75,371)          1,400            (6,939)
       Non-deductible amortization                                     -           1,391             1,364
       Alternative minimum tax                                      (200)            350                 -
       Use of acquired tax benefits                                    -           1,550                 -
       Foreign tax rate differential                                 192             142               874
       Other, net                                                 (1,292)            709              (233)
                                                                --------       ---------        ----------
       Total                                                    $(85,691)        $ 5,297           $ 2,839
                                                                ========         =======           =======

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






12.    INCOME TAXES (continued)

       The provision for income taxes is summarized as follows:

                                                                    2002            2001             2000
                                                                ------------    ------------     ------------
       Current                                                                (thousands)
         Federal                                                  $3,004        $    924       $         -
         State                                                       160             262               160
         Foreign                                                   2,423           2,594             2,541
                                                                --------        --------          --------
           Total current                                           5,587           3,780             2,701
                                                                --------        --------          --------

       Deferred
         Federal                                                 (13,557)            174             6,083
         State                                                    (1,678)           (397)              920
         Foreign                                                    (672)            340                74
                                                                --------       ---------        ----------
           Total deferred                                        (15,907)            117             7,077
                                                                --------       ---------          --------

       Change in valuation allowance                             (75,371)          1,400            (6,939)
                                                                 -------        --------           -------

       Total provision for income taxes                         $(85,691)        $ 5,297           $ 2,839
                                                                ========         =======           =======

       The tax effect of the temporary differences that give rise to deferred income tax assets and liabilities are listed below.

                                                                                December 29,       December 31,
                                                                                   2002                2001
                                                                                ---------------- ----------------
       Deferred income tax assets                                                                 (thousands)
         Inventory basis differences                                              $   757            $   1,436
         Employee benefit accruals                                                 22,006               13,869
         Allowances and contingent liabilities                                     10,459                8,231
         Restructuring and plant closing accruals                                   8,786               10,522
         Intangible asset basis differences                                         4,901                7,393

         Other                                                                     12,188                9,118
         Net operating loss carryforwards                                          77,873               61,485
         Capital loss carryforwards                                                   325                1,333
         Valuation allowance for deferred income tax assets                        (1,770)            (100,695)
                                                                                ---------             --------
         Deferred income tax assets                                               135,525               12,692
                                                                                 --------            ---------

       Deferred income tax liabilities
         Basis difference in property, plant and equipment                        (12,953)             (15,937)
         Other                                                                     (6,084)              (2,163)
                                                                                 --------            ---------
         Deferred income tax liabilities                                          (19,037)             (18,100)
                                                                                 --------             --------

       Net deferred income tax assets (liabilities)                              $116,488             $ (5,408)
                                                                                 ========             ========

       During 2002, the Company determined that, based on the weight of available evidence, including adjusted financial results for the last three years, revised net operating loss carryforward utilization limitations and tax planning strategies initiated in 2002, it was more likely than not that substantially all of its net deferred tax assets would be realized in the future. Accordingly, the Company reversed a previously recorded valuation allowance aggregating $99.4 million. The adjustment reduced the loss from continuing operations and extraordinary items by $75.8 million and $1.6 million, respectively, and decreased goodwill by $12.4 million and other comprehensive loss by $9.6 million.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    INCOME TAXES (continued)

       The 2001 income tax provision included an increase in the valuation allowance to reduce the Company's deferred tax assets. Effective tax rates for 2000 were reduced by the partial reversal of the deferred income tax asset valuation allowance originally recognized in 1998. The valuation allowance was reduced to reflect the realization of Federal loss carryforwards that offset the current tax component of the Federal and Mexican tax provision. Additionally, the valuation allowance was reduced to offset the net deferred Federal tax liability generated. The valuation allowance has also been adjusted by $3.8 million and $4.3 million in 2001 and 2000, respectively, to give effect to the deferred tax assets resulting from the recognition of a minimum pension liability.

       At December 29, 2002, the Company had approximately $209.8 million of net operating loss carryforwards for federal income tax purposes expiring from 2010 to 2022. Approximately $113.0 million of the net operating loss carryforwards expire in the years 2010 to 2012 with the remainder principally expiring in the 2020-2022 period. Also at December 29, 2002, there were $0.7 million of alternative minimum tax credit carryforwards. In addition, the Company has had an ownership change as defined in IRC Section 382. Accordingly, the Company is limited (on an annual basis) as to the amount of its net operating loss utilization.

       At December 29, 2002, the Company had $2.9 million of net operating loss carryforwards in a Mexican subsidiary that expire in 2009. A full valuation allowance has been recorded at December 29, 2002 and December 31, 2001 due to uncertainty regarding utilization of these net operating loss carryforwards.

       Cumulative undistributed earnings of foreign subsidiaries for which no U.S. income or foreign withholding taxes have been provided, amounted to $13.4 million at December 29, 2002 and $10.6 million at December 31, 2001, respectively. Such earnings are deemed to be permanently invested by the Company. As such, no deferred tax liability has been recognized with regard to the remittance of such earnings. Further, determination of the amount of unrecognized deferred tax liability with regard to such earnings is not practicable.

13.    STOCKHOLDERS' DEFICIENCY

Preferred Stock

       The Company has 5.0 million shares of preferred stock, par value of $1.00 per share, authorized for issuance. As discussed in Note 1, 15,000 shares of Series B Preferred Stock were issued in exchange for 1,500,000 shares of common stock during the fourth quarter of 2000. Series B Preferred Stock is non-voting, non-redeemable and convertible into 100 shares of the Company's common stock. The conversion feature is only available if the conversion would not trigger a "change of control" event, as discussed in Note 1. The Series B Preferred Stock is noncumulative and would be entitled to dividends only if a dividend is declared on the Company's common stock. It ranks senior to any future preferred stock issued by the Company and is entitled to a liquidation preference of $100 per share. No other preferred shares have been issued.

Common Stock

       The Company has 50 million shares of common stock, par value $.01 per share, authorized. At December 29, 2002, there were 6.9 million shares of common stock reserved for issuance in connection with stock option plans, discussed in
Note 11. Included in the Consolidated Statements of Stockholders' Deficiency is the compensation for the Company's directors paid in common stock. There were no cash dividends paid by the Company on its common stock during the past three fiscal years. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and requirements, restrictions in financing agreements, business conditions and other factors. The Company is a holding company whose assets consist primarily of its wholly-owned subsidiary Foamex L.P. Consequently, the Company's ability to pay dividends is dependent upon the earnings of Foamex L.P. and any future subsidiaries of the Company and the distribution of those earnings to the Company and loans or advances by Foamex L.P. and any such future subsidiaries of the Company. The ability of Foamex L.P. to make distributions is restricted by the terms of their respective financing agreements. Due to such restrictions, the Company is expected to have only limited access to the cash flow generated by Foamex L.P. for the foreseeable future.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    STOCKHOLDERS' DEFICIENCY (continued)

Treasury Stock

       As discussed in Note 1 and the Preferred Stock disclosures above, 1,500,000 shares of common stock were exchanged for Series B Preferred Stock during the fourth quarter of 2000.

       The Board of Directors has authorized the purchase of up to 3,000,000 million shares of the Company's common stock. As of December 29, 2002, 1,989,000 shares have been purchased under this program.

Accumulated Other Comprehensive Loss

       The components of accumulated other comprehensive loss are listed below.

                                                              December 29,       December 31,      December 31,
                                                                  2002              2001               2000
                                                              ------------      --------------     --------------
                                                                                   (thousands)
       Foreign currency translation adjustment                  $  (9,869)         $  (8,000)         $  (6,921)
       Minimum pension liability (a)                              (28,885)           (27,157)           (16,375)
                                                                  -------          ---------          ---------
                                                                 $(38,754)          $(35,157)          $(23,296)
                                                                 ========           ========           ========

       (a) Net of income tax benefit of $16.5 million at December 29, 2002.

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

       The "other" column in the table below represents certain manufacturing operations in Mexico City, corporate expenses not allocated to other business segments and restructuring, impairment and other charges (see Note 6). Asset and capital expenditure information by business segment is not reported because many of the Company's facilities produce products for multiple business segments.

       The accounting policies of the business segments are the same as described in Note 2. Business segment results include revenues and costs that are specifically identifiable and costs shared by business segments have been allocated based on utilization. Geographic sales are determined based on the location in which the sale originated.

       Sales to one customer, which are included in Automotive Products, accounted for approximately 17.3%, 15.7% and 12.3% of net sales in 2002, 2001 and 2000, respectively. No other customer accounted for more than 10.0% of net sales during the periods presented.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.    BUSINESS SEGMENTS (continued)

       Business segment results are presented below.

                                                 Carpet
                                   Foam         Cushion     Automotive      Technical
                                 Products       Products       Products      Products        Other         Total
                                 --------       --------       --------      --------        -----         -----
2002                                                        (thousands)
Net sales                       $ 471,005   $  234,001      $466,718     $  124,124      $  32,246   $ 1,328,094
Income (loss) from operations   $  23,896   $  (12,524)     $ 25,346     $   20,339      $ (15,175)  $    41,882
Depreciation and amortization   $  15,466   $    6,469      $  3,856     $    2,982      $   2,819   $    31,592

2001
Net sales                       $ 499,668   $  230,965      $377,753     $  111,043      $ 33,475    $ 1,252,904
Income (loss) from operations   $  66,312   $   (6,831)     $ 21,187     $   22,884      $(40,079)   $    63,473
Depreciation and amortization   $  15,732   $    8,181      $  4,991     $    3,312      $  1,772    $    33,988

2000
Net sales                       $ 519,197   $  256,439      $342,386     $  106,697      $  33,059    $1,257,778
Income (loss) from operations   $  55,001   $    2,035      $ 22,235     $   28,888      $ (11,688)   $   96,471
Depreciation and amortization   $  17,813   $    7,742      $  5,785     $    2,663      $   2,585    $   36,588

       Geographical information is presented below.

                                                         United
                                                          States        Canada           Mexico      Consolidated
                                                          ------        ------           ------      ------------
2002                                                                           (thousands)
Net sales                                           $   981,927       $ 66,940         $ 279,227     $ 1,328,094
Property, plant and equipment, net                  $   157,007       $  3,898         $  21,133     $   182,038

2001
Net sales                                           $   966,614       $ 65,179         $ 221,111     $ 1,252,904
Property, plant and equipment, net                  $   172,456       $  4,006         $  24,335     $   200,797

2000
Net sales                                           $ 1,024,388       $ 69,180         $ 164,210     $ 1,257,778
Property, plant and equipment, net                  $   183,266       $  4,623         $  24,642     $   212,531

15.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                           2002           2001              2000
                                                                       ------------   ------------      ------------
                                                                                     (thousands)
Cash paid for interest                                                   $56,583        $63,593         $ 75,155
                                                                        ========       ========         ========

Cash paid for income taxes, net                                         $  2,222       $  1,990         $  2,962
                                                                        ========       ========         ========

Non cash - capital leases                                               S      -       $    299         $     53
                                                                        ========       ========         ========

Non cash - common stock - preferred stock exchange (Note 1)             $      -       $      -         $  8,578
                                                                        ========       ========         ========

Non cash - debt exchanged for increased ownership
  in joint venture                                                      $      -       $  1,069         $      -
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

Trace Promissory Notes

       On July 1, 1997, Trace borrowed $5.0 million pursuant to a promissory note with an aggregate principal amount of $5.0 million issued to Foamex L.P. on June 12, 1997. The promissory note was due and payable on demand or, if no demand was made, on July 7, 2001, and bears interest at 2 3/8% plus three-month LIBOR, as defined, per annum payable quarterly in arrears commencing October 1, 1997. On June 12, 1997, another promissory note issued to Foamex L.P. by Trace in July 1996 was amended. The amended promissory note is an extension of a promissory note of Trace that was due in July 1997. The aggregate principal amount of the amended promissory note was increased to approximately $4.8 million and the maturity of the promissory note was extended. The principal was reduced by approximately $0.6 million relating to a portion of the proceeds from the sale of a corporate aircraft in 1999. The promissory note was due and payable on demand or, if no demand was made, on July 7, 2001, and bears interest at 2 3/8% plus three-month LIBOR, as defined, per annum payable quarterly in arrears.

       The Trace notes are included in the other component of stockholders' deficiency. Based on Trace's financial position discussed in Note 1, it is not probable that Trace will be able to pay the aggregate amount of $9.2 million. Upon conclusion of the Trace bankruptcy proceedings, the Company will charge the uncollected portion of the Trace notes to accumulated deficit. The Company has not recorded any interest income on these notes since the Trace bankruptcy.

Trace Accounts Receivable

       At December 29, 2002 and December 31, 2001, operating accounts receivable from Trace were approximately $3.4 million. These accounts receivable were fully reserved for prior to 2000.

Foam Funding LLC Debt

       Subsidiaries  of the  Company  paid  interest  on notes  payable  to Foam
Funding LLC of $0.7 million, $2.8 million and $5.8 million in 2002, 2001 and 2000, respectively. Subsidiaries of the Company paid principal on notes payable to Foam Funding LLC of $31.6 million, $15.8 million and $41.9 million in 2002, 2001 and 2000, respectively. This debt was fully repaid pursuant to the Company's refinancing on March 25, 2002 (see Note 9).

Other

       In 2002, pursuant to the terms of an existing agreement, the Company acquired the 5.0% stock interest in Foamex de Mexico S.A. de C.V. ("Foamex de Mexico") which had been held by the general director of Foamex de Mexico for $1.0 million.

       In 2001, two members of the board of directors provided consulting services to the Company for which fees paid were $0.2 million. Also in 2001, one of these directors received a loan of $0.2 million from the Company's joint venture in Asia. The loan was evidenced by a 20-year non-recourse promissory note bearing interest at 4.0% per annum secured by the director's 5.0% interest in the value of the Company's equity interest in the joint venture in Asia. In 2000, one member of the board provided consulting services totaling $0.1 million. In 2000, this director also received an option to purchase 25,000 shares of common stock of the Company at the fair market value on the date of grant. The Company also maintained an apartment used by this director. Rent expense for this facility was $0.2 million in 2002, 2001 and 2000.

       As discussed in Note 9, included in the group of banks that provides the Foamex L.P. Credit Facility is The Bank of Nova Scotia, which is a shareholder of the Company.

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

       The Company's Pico Rivera, California facility was owned by Foam Funding LLC and leased to the Company. The Pico Rivera facility was sold to a third party during 2002.

       During December 2001, the Company entered into an agreement that guarantees two promissory notes, totaling $0.7 million, payable to a foreign affiliate that the Company accounts for under the equity method. The promissory notes were issued to a director of the Company and an employee of Foamex L.P.

       During 2002, a member of the Board of Directors became an officer of the Company at an annual salary of at least $0.4 million plus a target annual bonus of 75.0% of base salary of which 80.0% was guaranteed in any given year. Additionally under the employment agreement, the director had the right to terminate employment and receive termination benefits under certain conditions, including the Company's failure to purchase a business owned by the director. Since the Company did not enter into a definitive agreement to purchase the business by October 31, 2002, the director had the option to terminate the employment agreement within 90 days and exercised the termination option in January 2003. During 2002, the Company paid $0.5 million to the director's business  for  consulting  services  and has  agreed  to engage  the  director's
business  to  provide  future  consulting   services  to  assist  in  its  Asian
operations.

       Also during 2002, the Company entered into an agreement with a member of the Board of Directors to provide consulting services in connection with potential strategic business opportunities in Asia at an annual cost of $0.2 million. The Company also paid $0.5 million in 2002 for legal services to a law firm in which another director is a partner.

17.    COMMITMENTS AND CONTINGENCIES

Operating Leases

       The Company is obligated under various noncancelable lease agreements for rental of facilities, vehicles and other equipment. Many of the leases contain renewal options with varying terms and escalation clauses that provide for increased rentals based upon increases in the Consumer Price Index, real estate taxes and lessors' operating expenses. Total minimum rental commitments required under operating leases at December 29, 2002 are (thousands):

         2003                                                   $15,438
         2004                                                    10,889
         2005                                                     7,970
         2006                                                     7,575
         2007                                                     2,622
         Balance                                                  7,701
                                                              ---------
         Total                                                  $52,195
                                                                =======

       Rental expense charged to operations under operating leases approximated $23.4 million, $20.2 million and $16.3 million in 2002, 2001 and 2000, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.    COMMITMENTS AND CONTINGENCIES (continued)

Contractual Commitments

       The Company has entered into contracts for information technology services and certain raw materials that have minimum purchase commitments estimated at $84.8 million in 2003, $98.0 million in 2004, $39.9 million in 2005, $39.4 million in 2006, $36.1 million in 2007 and $32.2 million for each of the years 2008 to 2010.

Litigation - Breast Implants

       As of March 11, 2003, the Company and Trace were two of multiple defendants in actions filed on behalf of approximately 1,087 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. During 1995, the Company and Trace were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final.

       Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from the Company or Trace. Neither the Company nor Trace recommended, authorized, or approved the use of its foam for these purposes. The Company is also indemnified by Trace for any such liabilities relating to foam manufactured prior to October 1990. Trace's insurance carrier has continued to pay the Company's litigation expenses after Trace's filing for relief under the Bankruptcy Code on July 21, 1999. Trace's insurance policies continue to cover certain liabilities of Trace but if the limits of those policies are exhausted, it is unlikely that Trace will be able to continue to provide additional indemnification. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, after consultation with the general counsel of the Company, and without taking into account the indemnification provided by Trace, the coverage provided by Trace's and the Company's liability insurance and potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that it is not reasonably possible that the disposition of the matters that are pending or that may reasonably be anticipated to be asserted will result in a loss that is material to the Company's consolidated financial position, results of operations or cash flows. If management's assessment of the Company's liability relating to these actions is incorrect, these actions could have a material adverse effect on the Company's financial position, results of operations and cash flows.

Litigation - Other

       During 2001, the Company was notified by an insurance provider concerning a dispute involving the reimbursement of liability claims paid on behalf of Trace before 1990. The insurance provider is contending that the Company is liable for the claims of approximately $6.1 million. The Company intends to strongly defend this claim and considers the claim to be without merit. If management's assessment of the Company's liability relating to this action is incorrect, this action could have a material adverse effect on the Company's financial position, results of operations and cash flows.

       The Company is party to various other lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on the Company's financial position or results of operations. If management's assessment of the Company's liability relating to these actions is incorrect, these actions could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

       As of December 29, 2002, the Company had accrued approximately $0.7 million for litigation and other legal matters in addition to the environmental matters discussed below.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    COMMITMENTS AND CONTINGENCIES (continued)

Environmental and Health and Safety

       The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, are from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of December 29, 2002, the Company had accruals of approximately $2.7 million for environmental matters, including approximately $2.3 million related to mediating and monitoring soil and groundwater contamination and approximately $0.4 million related to PRP sites and other matters. Additional losses, if any, in excess of amounts currently accrued, cannot be reasonably estimated at this time. If there are additional matters or if our current estimates are incorrect, there could be a material adverse effect on the Company's financial position, results of operations and cash flows.

       On August 8, 2001, the United States Environmental Protection Agency, or "EPA," proposed a National Emission Standard for Hazardous Air Pollutants, or "NESHAP" for Flexible Polyurethane Foam Fabrication Operations. The proposed NESHAP regulates emissions of methylene chloride and other Hazardous Air
Pollutants and restricts air emissions from flame lamination sources. The Company does not believe that this standard, if adopted, will require it to make material expenditures.

       On August 31, 2002, Environment Canada, the Canadian environmental regulatory agency, proposed a rule which would require flexible polyurethane foam manufacturing operations to reduce methylene chloride (dichloromethane) air emissions. The proposed rule establishes a 50.0% reduction in methylene chloride emissions by December 1, 2003 and 100.0% reductions by January 1, 2007. We do not believe that this standard, if adopted, will require us to make material expenditures for our Canadian plants.

       The Company reported to the appropriate state authorities that it had found soil and/or groundwater contamination in excess of state standards at certain locations. Seven sites are currently in various stages of investigation or remediation. Accordingly, the extent of contamination and the ultimate liability is not known with certainty for all sites. During 2000, the Company reached an indemnification agreement with the former owner of the Morristown, Tennessee facility. The agreement allocates the incurred and future remediation costs between the former owner and the Company. The estimated allocation of future costs for the remediation of this facility is not significant, based on current known information. The former owner was Recticel Foam Corporation, a subsidiary of Recticel s.a.

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

       In 2003, capital expenditures for safety and environmental compliance projects are anticipated to be approximately $1.5 million. Although it is possible that new information or future developments could require the Company to reassess the potential exposure relating to all pending environmental matters, including those described above, management believes that, based upon all currently available information, the resolution of these environmental matters will not have a material adverse effect on its operations, financial position, capital

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    COMMITMENTS AND CONTINGENCIES (continued)

expenditures or competitive position. The possibility exists, however, that new environmental legislation and/or environmental regulations may be adopted, or other environmental conditions, including the presence of previously unknown environmental contamination, may be found to exist or a reassessment of the potential exposure to pending environmental matters may be necessary due to new information or future developments, that may require expenditures not currently anticipated and that may be material.

Other

       In October 2001, the Company experienced a fire at one of its manufacturing facilities. Costs relating to the fire aggregated approximately $1.2 million. The Company has filed a claim with its insurance carrier and believes it will recover substantially all costs in excess of a deductible of $0.2 million.

18.    QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                  First         Second       Third         Fourth
                                                 Quarter        Quarter      Quarter       Quarter
                                                 -------        -------      -------       -------
                                                        (thousands, except per share amounts)
2002
  Net sales                                       $ 314,062     $ 345,898    $ 340,823     $ 327,311
  Gross profit                                    $  38,238     $  45,386    $  30,088     $  27,713
  Income (loss) before extraordinary items
    and cumulative effect of accounting changes   $   7,337     $  79,863    $  (8,071)    $ (16,388)
  Net income (loss)                               $ (67,514)    $  81,445    $  (7,242)    $ (16,388)

  Earnings (loss) per share
   Basic:
    Income (loss) before extraordinary items and
     cumulative effect of accounting changes      $    0.30     $    3.29    $   (0.33)    $   (0.67)
    Net income (loss)                             $   (2.80)    $    3.35    $   (0.30)    $   (0.67)
   Diluted:
    Income (loss) before extraordinary items and
     cumulative effect of accounting changes      $    0.28     $    2.98    $   (0.33)    $   (0.67)
    Net income (loss)                             $   (2.56)    $    3.04    $   (0.30)    $   (0.67)

2001
  Net sales                                       $ 301,907     $ 314,261    $ 326,166     $ 310,570
  Gross profit                                    $  41,176     $  49,896    $  47,409     $  41,600
  Net income (loss)                               $   5,893     $  10,620    $   7,267     $ (29,392)

  Earnings (loss) per share
   Basic                                          $    0.25     $    0.45    $    0.31     $   (1.24)
   Diluted                                        $    0.24     $    0.42    $    0.28     $   (1.24)






                        FOAMEX ASIA COMPANY LIMITED AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEET (unaudited)
                                AS AT DECEMBER 31, 2002
                                        (BAHT)

ASSETS
CURRENT ASSETS
   Cash and deposits at financial institutions                                                 118,137,666
   Accounts receivable - net                                                                   404,451,863
   Inventories - net                                                                           203,772,938
   Receivable from insurance claim                                                              86,924,106
   Amounts due from related companies                                                            9,127,728
   Other current assets                                                                         63,783,893
                                                                                           ---------------
     Total Current Assets                                                                      886,198,194

LOANS TO EMPLOYEE AND DIRECTORS                                                                 32,914,538
PLANT AND EQUIPMENT - NET                                                                      229,065,082
INTANGIBLE ASSETS - NET                                                                         13,895,417
DEPOSITS AT FINANCIAL INSTITUTIONS USED AS COLLATERAL                                           13,506,547
OTHER NONCURRENT ASSETS - DEPOSITS                                                               5,563,835
                                                                                            --------------

TOTAL ASSETS                                                                                 1,181,143,613
                                                                                             =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Short-term borrowings from financial institutions                                           117,516,433
   Accounts payable                                                                            203,364,853
   Amounts due to related companies                                                             82,013,287
   Accrued expenses                                                                             80,169,890
   Current portion of financial leases                                                           3,312,163
   Other current liabilities                                                                     5,153,006
                                                                                          ----------------
     Total Current Liabilities                                                                 491,529,632

LONG TERM BORROWINGS FROM FINANCIAL INSTITUTIONS                                                62,000,000
LOANS FROM SHAREHOLDERS                                                                        274,191,480
LONG TERM PORTION OF FINANCE LEASES                                                              2,013,983
                                                                                          ----------------

TOTAL LIABILITIES                                                                              829,735,095
                                                                                            --------------

SHAREHOLDERS' EQUITY
SHARE CAPITAL
   Registered share capital
     10,500,000 ordinary shares of Baht 10 each                                                105,000,000
                                                                                            ==============

   Issued and paid-up share capital
     10,500,000 ordinary shares of Baht 10 each, fully paid                                    105,000,000

PREMIUM ON SHARE CAPITAL                                                                        18,990,504
CURRENCY TRANSLATION DIFFERENCES                                                                14,851,178
RETAINED EARNINGS
   Unappropriated                                                                              212,566,836
                                                                                            --------------
   Total Shareholders' Equity                                                                  351,408,518
                                                                                            --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   1,181,143,613
                                                                                             =============

Notes to the consolidated financial statements form an integral part of these statements



                        FOAMEX ASIA COMPANY LIMITED AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME (unaudited)
                                FOR THE YEAR ENDED DECEMBER 31, 2002
                                         (BAHT)

REVENUES
   Revenues from sales                                                                       1,848,468,563
   Other revenue                                                                                15,222,321
                                                                                           ---------------
     Total Revenues                                                                          1,863,690,884
                                                                                             -------------

EXPENSES
   Cost of sales                                                                             1,359,906,153
   Gain on exchange rate                                                                        (3,398,552)
   Selling and administrative expenses                                                         328,812,408
   Interest expense                                                                             18,157,567
   Income tax                                                                                   43,181,696
                                                                                           ---------------
     Total Expenses                                                                          1,746,659,272

PROFIT FROM ORDINARY ACTIVITIES                                                                117,031,612

Extraordinary item - net                                                                        10,990,492
                                                                                           ---------------

NET INCOME                                                                                     106,041,120
                                                                                           ==============

EARNINGS PER SHARE
   Profit from ordinary activities                                                                   11.15
   Extraordinary item - net                                                                          (1.05)
                                                                                           ----------------
   Net Profit                                                                                        10.10
                                                                                           ===============

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES                                                      10,500,000
                                                                                           ===============


Notes to the consolidated financial statements form an integral part of these statements



                                FOAMEX ASIA COMPANY LIMITED AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (unaudited)
                                    FOR THE YEAR ENDED DECEMBER 31, 2002
                                                (BAHT)

ISSUED AND PAID-UP SHARE CAPITAL
   Beginning balance                                                                           105,000,000
   Addition                                                                                              -
                                                                                              ------------
   Ending balance                                                                              105,000,000
                                                                                               -----------

PREMIUM ON SHARE CAPITAL
   Beginning balance                                                                            18,990,504
   Addition                                                                                              -
                                                                                              ------------
   Ending balance                                                                               18,990,504
                                                                                              ------------

RETAINED EARNINGS
   Unappropriated
     Beginning balance                                                                         106,525,716
     Addition                                                                                  106,041,120
                                                                                              ------------
     Ending balance                                                                            212,566,836
                                                                                              ------------

CURRENCY TRANSLATION DIFFERENCES
   Beginning balance                                                                             6,546,185
   Addition                                                                                      8,304,993
                                                                                              ------------
   Ending balance                                                                               14,851,178
                                                                                              ------------

TOTAL SHAREHOLDERS' EQUITY                                                                     351,408,518
                                                                                               ===========

Notes to the consolidated financial statements form an integral part of these statements

                                      F-42



                                FOAMEX ASIA COMPANY LIMITED AND SUBSIDIARY
                            CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
                                    FOR THE YEAR ENDED DECEMBER 31, 2002
                                                 (BAHT)

CASH FLOWS FROM OPERATING ACTIVITIES
Net profit                                                                                     106,041,120
Reconciliation of net profit to net cash from operating activities
   Depreciation and amortization                                                                25,886,337
   Allowance for doubtful accounts                                                                 917,814
   Provision for obsolete stock                                                                  2,058,184
   Unrealized loss on exchange rate - net                                                       (2,000,610)
   Loss on involuntary conversion of assets                                                     15,700,847
   Gain on disposal of plant and equipment                                                        (135,464)
                                                                                            ---------------
Operating income before change in operating assets and liabilities                             148,468,228

Operating assets (increase) decrease
   Accounts receivable                                                                          (1,242,763)
   Amounts due from related companies                                                          (44,469,283)
   Inventories                                                                                  (6,617,349)
   Receivable from insurance claim                                                             (86,924,106)
   Other current assets                                                                         13,220,058
   Other assets                                                                                    100,422

Operating liabilities increase (decrease)
   Accounts payable                                                                            (73,667,829)
   Amounts due to related companies                                                              7,764,198
   Accrued expenses                                                                             14,260,793
   Current portion of finance leases                                                             1,927,468
   Other current liabilities                                                                   (23,697,558)
                                                                                            ---------------

     Net cash used in operating activities                                                     (50,877,721)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of plant and equipment                                                           (165,579,340)
   Proceeds from disposal of plant and equipment                                                 6,326,207
   Proceeds from insurance claim                                                                50,000,000
   Increase in purchase price of acquired business                                             (14,232,483)
   (Increase) decrease in deposits at bank used as collateral                                    7,480,010
   Increase in loans to employee and directors                                                    (139,383)
                                                                                            ---------------

     Net cash used in investing activities                                                    (116,144,989)
                                                                                            ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in short-term borrowings from financial institutions                                87,516,433
   Increase in long-term borrowings from financial institutions                                 62,000,000
   Increase in loans from shareholders                                                          13,246,024
   Decrease in long term portion of finance leases                                                (542,917)
                                                                                            ---------------

     Net cash provided by financing activities                                                 162,219,540
                                                                                            ---------------

NET EFFECT OF CURRENCY TRANSLATION
DIFFERENCES IN CASH AND DEPOSITS AT FINANCIAL INSTITUTIONS                                       5,569,230
                                                                                            ---------------

Net increase in cash and deposits at financial institutions                                        766,060
Cash and deposits at financial institutions at January 1,                                      117,371,606
                                                                                            ---------------
Cash and deposits at financial institutions at December 31,                                    118,137,666
                                                                                            ===============

Notes to the consolidated financial statements form an integral part of these statements

                                      F-43

FOAMEX ASIA COMPANY LIMITED AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2002 (unaudited)

1.     ECONOMIC TURMOIL IN THE ASIA-PACIFIC REGION

       Thailand and many Asia-Pacific countries continue to experience severe economic difficulties since 1997. The accompanying financial statements reflect management's current assessment of the possible impact of the economic conditions on the financial position of the Company.

2.     OPERATIONS AND BASIS FOR PREPARATION OF THE CONSOLIDATED FINANCIAL
       STATEMENTS

       These financial statements have been prepared using generally accepted accounting principles in Thailand and are unaudited. Foamex Asia Company Limited was registered in the Kingdom of Thailand on June 5, 1997 with its head office located at 175 Sathorn City Tower, 20th Floor, South Sathorn Road, Sathorn, Bangkok 10120. The Company's plants are located at 665 Moo 2 Bangpoo Mung, Samutprakarn 10540 and 133 Moo 1, Banpo Bangprain, Pranakornsriayuthaya 13160. The major shareholder of the Company and its subsidiary is Foamex Asia, Inc., a company incorporated in the United States of America. The Company's principal objective is to fabricate technical foam, films and adhesives.

       As at December 31, 2002, the Company had a total of 405 staff persons. The staff cost for the year ended December 31, 2002 was Baht 113 million.

       2.1 The Company prepares its statutory financial statements in conformity with accounting and practices generally accepted in Thailand.

       2.2 The consolidated financial statements include the accounts of Foamex Asia, LLC, the Company's branch incorporated in the United States of America, and Foamtec (Singapore) Pte. Ltd., a subsidiary incorporated in the Republic of Singapore, with its head office located at 6 Sungei Kadut Crescent, Singapore 728689. The Company has direct and indirect ownership percentages as follows:

                                                          % of Shareholding
Subsidiary                                                        2002

         Directly owned:
           Foamtec (Singapore) Pte. Ltd.                           99.99%
         Indirectly owned:
           Foamex (Malaysia) Sdn. Bhd.                             99.99%
           Foamex Asia (Wuxi) Co., Ltd.                            99.99%

       As at December 31, 2002, the Company's subsidiary had a total of 179 staff persons. The staff costs for the year ended December 31, 2002, were Baht
121.2 million.

       The major intercompany transactions between the Company and its subsidiary included in the consolidated financial statements have been eliminated.

       The financial statements of Foamex Asia, LLC, which are included in the Company's financial statements, have been prepared in U.S. Dollars. For consolidation purposes, these financial statements have been translated into Thai Baht as follows:

     a. All monetary items are translated using the closing rate announced by the Bank of Thailand as at the balance sheet date.

     b. All non-monetary items, which are carried in terms of historical cost, and translated using the rate announced by the Bank of Thailand at the transaction date.

       The functional currency of Foamex Asia, LLC is the U.S. dollar. Net exchange gain or loss from translation is recognized as income and expense in the statement of income.

       The financial statements of Foamtec (Singapore) Pte. Ltd. and its subsidiaries have been prepared in Singapore dollars. For consolidation purposes, these financial statements have been translated into Thai Baht as follows:

     a. All assets and liabilities using the rates announced by the Bank of Thailand at the balance sheet date.

     b. Revenue and expenses using the average exchange rate for the year as announced by the Bank of Thailand.

       The functional currency of Foamtec (Singapore) Pte. Ltd. and its subsidiaries is the applicable local currency. Net exchange gain or loss from translation is presented as "Cumulative Translation Differences" under "Shareholders' Equity" in the balance sheet.

       In December 2001, the Institute of Certified Accountants and Auditors of Thailand issued an Announcement regarding the "Exemption of Accounting Standards for Non-public Limited Companies". Accordingly, the Company has elected to discontinue the application of Thai Accounting Standard No. 47 "Related Parties Disclosure" and No. 48 "Financial Instruments Disclosure and Presentation". The Company's financial statements for the year ended December 31, 2002 reflect this election.

3.     SIGNIFICANT ACCOUNTING POLICIES

3.1    Cash and deposits at financial institutions

       Cash and deposits at financial institutions with original maturities of three months or less.

3.2    Allowance for doubtful accounts

       An allowance for doubtful accounts of the Company and its subsidiary is provided at the estimated collection losses on receivables, based on the Company's collection experience together with a review of the current financial position of each existing receivable.

3.3    Inventories

       Inventories are valued at the lower of cost or net realizable value. Cost is determined as follows:

                  Finished  goods       at standard cost which approximates the
                                        weighted average cost basis or net
                                        realizable value, whichever is lower
                  Work in process       at standard cost which approximates the
                                        weighted average cost basis
                  Raw materials         weighted average cost basis

       Inventories of subsidiaries are stated at the lower of cost or net realizable value. Cost is calculated on the first-in first-out basis.

3.4     Plant and equipment

        Plant and equipment are stated at cost less accumulated depreciation.

       Depreciation is calculated by the straight-line method, based on the estimated useful lives of the assets as follows:


                  Leasehold improvements                   5-10 years
                  Machinery and equipment                  3-10 years
                  Vehicles                                    5 years
                  Furniture and office equipment           3-10 years

3.5    Impairment of assets

       The Company reviews the impairment of assets for plant and equipment and other assets whenever events indicate that the carrying value of an asset exceeds its recoverable amount. In case that the carrying value of an asset exceeds its recoverable amount, the Company recognizes the impairment losses in the statement of income.

3.6    Foreign currency transactions

       Transactions denominated in foreign currencies incurred during the year are translated into Baht at the rates of exchange at the transaction
       dates.  At  the  end  of  the  year,   monetary  assets  and  liabilities
       denominated in foreign currencies are translated into Baht at the reference rates as determined by the Bank of Thailand at that date. Gains and losses on foreign exchange arising on settlements and translation are recognized as income or expense when incurred.

3.7    Recognition of revenues

       Sales are recognized upon delivery of goods to the customers. Other income is recognized on the accrual basis of accounting.

3.8    Income tax

       Income tax expense is calculated from taxable income and recorded based on tax paid and accrued for the year.

       The consolidated financial statements included the audited financial statements of a subsidiary. Such subsidiary records its income tax by the deferred income tax method, which is different from the accounting method used by the Company. The Company, therefore, adjusts the accounting for income tax of such subsidiary to be the same with the Company's accounting method.

3.9    Diluted earnings per share

       Diluted earnings per share are calculated by dividing net income by the weighted average number of ordinary shares outstanding during the year. In case of a capital increase, the number of shares is weighted according to time of registration of such increase.

3.10   Use of accounting estimates

       Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities. Actual results may differ from those estimates.

4.     SUPPLEMENTAL DISCOSURE OF CASH FLOWS INFORMATION

       4.1 Cash paid for the year ended December 31, for interest and income tax is as follows:



                                               2002 (Baht)
                                               -----------
              Interest                            5,211,583
              Income tax                         35,380,564

5.     CASH AND DEPOSITS AT FINANCIAL INSTITUTIONS

       As at December 31, 2002 cash at financial institutions of Baht 8.0 million are used as collateral for a bank guarantee (Note 15.2). In addition, cash at financial institutions of subsidiary of SGD 715,971 is used as collateral for short-term loan from bank.

       As at December 31, 2002, cash at financial institutions of Baht 5.1 million is used to guarantee letters of credit. (Note 15.2)

6.     ACCOUNTS RECEIVABLE, NET

       Accounts receivable - net as at December 31, consists of the following:

                                                                 2002 (Baht)
                                                                 -----------
              Accounts receivable                                  406,926,492
              Less  Allowance for doubtful accounts                 (2,474,629)
              ----                                                ------------
                                                                   404,451,863

7.     INVENTORIES - NET

       Inventories - net as of December 31, consist of the following:

                                                               2002 (Baht)
                                                               -----------
              Finished goods                                      53,342,973
              Work in process                                     14,521,221
              Raw materials                                       94,785,855
              Goods in transit                                    48,684,161
                                                                ------------
                                                                 211,334,210
              Less  Provision for obsolete stock                  (7,561,272)
              ----                                              ------------
                                                                 203,772,938

8.     RECEIVABLE FROM INSURANCE CLAIM

       On July 14, 2002, the Company's fabrication and contamination control specialty foam factory in Samutprakarn, Thailand was destroyed by fire. All of the Company's inventory and most of the machinery and equipment maintained in the factory were lost. The carrying value of the inventory and the net book value of the machinery and equipment at the date of the fire were Baht 84.0 million and Baht 65.1 million, respectively. The Company filed a claim with their insurance carrier for the inventory and machinery and equipment in the amount of Baht 70.0 million and 107.8 million, respectively. The Company recorded an extraordinary loss in 2002 of Baht 9.8 million, net of taxes of Baht
4.2 million, for the underinsured inventory and an additional Baht 1.19 million, net of taxes of Baht 0.32 million, for other fire related expenses.

       The Company received an interim payment from their insurance carrier in the amount of Baht 50 million on December 27, 2002 and an additional Baht 50 million on February 7, 2003. Full and final settlement of the Company's insurance claim is still pending, however, the Company's management believes a gain will ultimately be realized.

9.     LOANS TO EMPLOYEE AND DIRECTORS

       Loans to employee and directors as at December 31, consist of the following:

                                                                   2002 (Baht)
                                                                   -----------
          Loan to employee                                           1,820,000
          Loans to directors                                        31,494,538
                                                                    ----------
                                                                    33,314,538
          Less:  Current portion of loan to employee                   400,000
                                                                  ------------
                                                                    32,914,538
                                                                  ============

       As at December 31, 2002, the loan to employee represented an interest-free Thai Baht denominated loan, which is guaranteed by another person. The loan is repayable in monthly installments beginning January 2002 and matures in December 2006.

       As at December 31, 2002, loans to directors represented foreign currency denominated loans totaling US $700,000. These loans are secured by a grant of a security interest of the director's percentage right in a major shareholder's interest in the Company as specified in the loan agreement, carry interest at a rate of 4% per annum and are due in December 2021.

10.    PLANT AND EQUIPMENT - NET

       Plant and equipment - net consist of the following:

                               Balance as at                                          Currency       Balance as at
                               December 31,                                           translation    December 31,
                                  2001       Additions    Disposals    Transfers     differences         2002
                                  Baht          Baht         Baht         Baht           Baht            Baht
Cost:
   Leasehold improvement        14,328,062    3,871,512    (9,227,837)           -       200,058       9,171,795
   Machinery and equipment     161,779,885   68,689,166   (89,097,384)   2,700,537     2,670,887     146,743,091
   Vehicles                     22,883,734    8,345,681      (111,828)           -        83,004      31,200,590
   Furniture and office
     equipment                  25,291,877    8,720,713    (8,897,174)           -       555,652      25,671,068
   Construction in progress and
     machinery under
     installation               3,090,537    75,952,268                 (2,700,537)           -       76,342,268
                               ----------- ------------ --------------- -------------- ------------  -------------
                               227,374,095  165,579,340  (107,334,224)           -     3,509,601     289,128,812
                               ----------- ------------ --------------- -------------- ------------  -------------

Accumulated depreciation:
   Leasehold improvement        (7,156,012)  (1,639,198)    6,412,050            -       (87,317)     (2,470,477)
   Machinery and equipment     (40,923,398) (14,313,244)   25,749,677            -      (925,722)    (30,412,687)
   Vehicles                    (11,310,026)  (4,597,859)            -            -       (60,791)    (15,968,676)
   Furniture and office
     equipment                 (10,331,337)  (4,436,197)      3,868,577          -      (312,933)    (11,211,890)
                               ----------- ------------ --------------- -------------- ------------  -------------
                               (69,720,773) (24,986,498)     36,030,304          -    (1,386,763)    (60,063,730)
                               ----------- ------------ --------------- -------------- ------------  -------------

Plant and equipment - net      157,653,322                                                           229,065,082
                               ===========                                                           ===========

Depreciation for the year
   2002                                                                                               24,986,498
                                                                                                    ============


11.    INTANGIBLE ASSETS - NET

       Intangible assets as at December 31, consist of the following:

                                                                   2002 (Baht)
                                                                   -----------
              Goodwill on acquisitions                              13,895,417
                                                                    ==========

       On April 26, 2000, the Company entered into an Asset Purchase Agreement ("Agreement") with Wilshire Technologies, Inc. ("Wilshire") to acquire their contamination control division, which later became the Company's branch. As per the Agreement, the Company is required to make quarterly payments to Wilshire equal to a percentage of sales on applicable contamination control products ("covered products") sold by the Company until June 30, 2003 or the total of all payments made equal US $2.5 million, whichever occurs first. As at December 31, 2002, the goodwill related to this transaction resulted from purchase price contingencies now being realized through the sales of the covered products. The amount of amortization expense for the year ended December 31, 2002 was Baht 899,840.

12.    SHORT-TERM BORROWINGS FROM FINANCIAL INSTITUTIONS

       Short-term borrowings from financial institutions as at December 31, consist of the following:

                                                                 2002 (Baht)
                                                                 -----------
              Loans from banks                                     98,000,000
              Trust receipt                                        19,516,433
                                                                 ------------
                                                                  117,516,433
                                                                 ============

       As at December 31, 2002, short-term Thai Baht denominated loan from banks of Baht 98 million, carried interest at a rate of MLR per annum and was repayable within one year from the balance sheet date. As discussed more fully in Note 13, the Company entered into a new credit facility on May 16, 2002. A portion of the outstanding trust receipts as of December 31, 2002 is related to the Term Loan Facility, which is subject to interest at a rate of 6.375% per annum. The remaining trust receipts are related to the Revolving Facility which is subject to interest at current money market rates. The average interest rate for this portion of the outstanding trust receipts was 3.61% at December 31, 2002.

13.    LONG-TERM BORROWINGS FROM FINANCIAL INSTITUTIONS

       Long-term borrowings from financial institutions as at December 31, consist of the following:

                                                                    2002 (Baht)
                                                                    -----------
       Loans from banks                                              62,000,000
                                                                    ===========

       On May 16, 2002, the Company entered into a new credit facility with a financial institution. The new credit facility ("New Credit Facility") provides for borrowings in the aggregate amount of Baht 300 million and is composed of:
(i) a Baht 150 million term loan and non-revolving letter of credit/trust receipts facility (the "Term Loan Facility") and (ii) a Baht 150 million revolving working capital facility (the "Revolving Facility"), both maturing on August 30, 2007. The New Term Loan Facility is to be repaid in eight equal semi-annual installments with the first repayment to be made in February 2004.

       The interest for the term loan portion of the Term Loan Facility is 6.375% per annum in relation to the first two years after August 30, 2002, and then the higher of (i) financial institution's minimum lending rate (MLR) minus 1.25%, and (ii) another local commercial bank's MLR minus 0.5% per annum for the remainder of the loan. The Company shall pay a commercial letter of opening fee at a rate of 1/12% per quarter and interest on the trust receipts at the rate of 6.375% per annum. The interest for the Revolving Facility is at the money market rate on each relevant maturity date. Interest is due and payable every three calendar months beginning on November 30, 2002.

       The Company is required to pay a commitment fee at the rate of 0.25% per annum on the daily undrawn balance of the Term Loan calculated from the first anniversary date of the agreement, May 16, 2003, up to and including the last day of the Availability Period, which ends on the earlier of (i) August 16, 2003 or (ii) the date on which the Term Loan Facility is fully drawn, cancelled or terminated under the provisions of the Agreement.

       The collateral required for the New Credit Facility is the assignment of the land leasehold right, mortgage of the newly-constructed factory, office building and machinery, pledge of inventory and receivables and the assignment of construction and operational insurance proceeds to the financial institution as beneficiary. The Company is also required to meet various debt covenants, including maintaining certain financial ratios.

14.    LOANS FROM SHAREHOLDERS

       Loans from shareholders as at December 31, consist of the following:

                                                                    2002 (Baht)
                                                                    -----------
       Loans from shareholders                                      259,823,400
       Interest of the loans                                         14,368,080
                                                                   ------------
                                                                    274,191,480
                                                                   ============

       On December 3, 2001, the Company received loans from its shareholders totaling US $6 million. These loans are unsecured and carry interest at the rate of LIBOR + 3.25% per annum, and mature on December 3, 2008. Interest accrues quarterly beginning at the inception of the loan, however, the first interest payment is not due until December 3, 2005 ("First Interest Payment Date") and then quarterly thereafter beginning March 1, 2006. The accrued interest for the first three years of the loan is not due until maturity. The accrued interest for the fourth year of the loan is due entirely on the First Interest Payment Date.

15.    COMMITMENTS AND CONTINGENCIES

       15.1 The Company has commitments for land, buildings and vehicle lease agreement as follows:

                                                            Annual Lease
              Period                                      Payment (Baht)
                                                          --------------
              2003                                            11,768,770
              2004                                            10,071,753
              2005                                             8,126,544
              2006-2018                                       63,035,169

       15.2 The Company had contingent liabilities to banks for letters of guarantee of Baht 10.31 million at December 31, 2002 (Note 5).

       15.3 The Company had commitments to a bank for unused letter of credit of Baht 1.3 million at December 31, 2002.

       15.4   The  Company  had  one  construction   contract  with  outstanding
              commitments of Baht 27.3 million at December 31, 2002.

16.    REVENUE REPORTING OF A PROMOTED INDUSTRY

       To comply with the Announcement of the Board of Investment No. Por. 14/2541 (1998) dated December 30, 1998 regarding revenue reporting of a promoted industry, the Company is required to report the revenues from domestic sales and export sales separately and to report separately between the promoted and the non-promoted businesses. For the year ended December 31, the required information is as follows:

       2002         Promoted Business   Non-Promoted Business         Total
                         Baht                     Baht                Baht
       Sales                  -               1,212,912,552       1,212,912,552

       The information to present local sales and export sales separately was not available.

17.    INVESTMENT PROMOTION PRIVILEGES

       In 1998-2001, the Company was granted certain rights and privileges (No. 1377/2541 (1998), 6453/2541 (1998), 4650/2543 (2000), 5026/2543 (2000),
5153/2543 (2000) and 6235/2544 (2001)) as a promoted industry under the
Investment Promotion Act of B.E. 2520 (1977), which included an exemption from customs duties for machinery imported for production as approved by the Board of Investment until August 14, 2002 and an exemption from custom duties for raw materials until May 19, 2002.

       The Company has to comply with certain conditions contained in the investment promotion certificate including the size of its operations and amounts of investments and annual export sales volume.

18.    EMPLOYEES' PROVIDENT FUND

       The Company has established a registered provident fund covering all employees. This fund was registered with the Ministry of Finance under the Provident Fund Act. B.E. 2530. Membership is voluntary upon attaining permanent status. Under the regulation of the fund, members and the Company are required to make monthly contributions to the fund at a percentage of the employees' base salaries, depending on the length of employment.

       The Company's contribution charged to operations for the years ended December 31, 2002 and 2001 amounted to Baht 970,965 and 546,470, respectively.

       The Company's subsidiary has established a defined contribution plan covering all employees, and its contributions charged to operations for the years ended December 31, 2002 and 2001 amounted to Baht 12,008,000 and Baht 9,809,638, respectively.

19. SUMMARY OF SIGNIFICANT DIFFERENCES BETWEEN ACCOUNTING PRINCIPLES FOLLOWED BY THE COMPANY AND ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA (U.S. GAAP)

       The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the Kingdom of Thailand ("Thai GAAP"), which differs in certain respects from U.S. GAAP.

       The differences, as they affect the financial statements, are reflected in the amounts provided in Note 20 and arise due to the items discussed in the following paragraphs:

       Accounting for Income Taxes

       Under U.S. GAAP, SFAS No. 109, Accounting for Income Taxes, requires an enterprise to record deferred tax assets or liabilities based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted tax rate. Deferred income tax expenses or credits are based on the changes in the assets or liabilities from period to period. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized.

       Thai GAAP does not address the reporting or disclosure of deferred income taxes.

       Amortization of Goodwill

       Under Thai GAAP, goodwill should be amortized to expense on a systematic basis over its useful life. The amortization period should reflect the best estimate of the period during which future economic benefits are expected to flow to the enterprise. The amortization method used should reflect the pattern in which the future economic benefits arising from goodwill are expected to be consumed. The straight-line method should be adopted unless there is persuasive evidence that another method is more appropriate in the circumstances.

       Under U.S. GAAP, SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and certain other intangible assets are no longer amortized but are to be periodically assessed for impairment.

       Reporting Comprehensive Income

       Under Thai GAAP, a company is given the option to present a statement showing (i) all changes in equity; or (ii) changes in equity other than those arising from capital transactions with owners and distributions owners (i.e. statement of comprehensive income). The Company has chosen to present all changes in equity.

       Under U.S. GAAP, SFAS No. 130, Reporting Comprehensive Income, requires an enterprise to display an amount representing total comprehensive income for each period of operations presented in the financial statements. Comprehensive income comprises of net income and other comprehensive income, such as unrealized gains and losses on securities, foreign currency translation adjustments and minimum pension liability adjustments. In addition, an enterprise is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and premium on share capital in the equity section of a statement of financial position. Reclassification of financial statement for earlier periods provided for comparative purposes is also required.

       Extraordinary item, net

       The extraordinary item, net would be classified within profit from ordinary activities under U.S. GAAP.

20. RECONCILIATION BETWEEN NET INCOME AND SHAREHOLDERS' EQUITY UNDER THAI GAAP AND U.S. GAAP

                                                                            Baht

     Net income according to financial statements prepared under
         Thai GAAP                                                            106,041,120
     U.S. GAAP adjustments
     Increase (decrease) due to:
         Deferred tax accounting                                                 (567,859)
         Amortization of goodwill   (Note 14)                                     346,231
                                                                         -------------------
     Net income in accordance with U.S. GAAP                                  105,819,492
                                                                         ===================

     Basic and Diluted Earnings Per Share                                           10.08
     Basic and diluted weighted average number of shares                       10,500,000

     Shareholders' equity according to financial statements prepared
       under Thai GAAP                                                        351,408,518
     U.S. GAAP adjustments
     Increase (decrease) due to:
         Loans to directors    (Note 12)                                      (31,494,538)
         Deferred tax accounting                                               (8,842,497)
         Amortization of goodwill                                                 348,159
         Currency translation difference   (Note 2.2)                            (911,336)
                                                                         -------------------
     Shareholders' equity in accordance with U.S. GAAP                        310,508,306
                                                                         ===================

       With regard to the balance sheet, the following significant captions determined under U.S. GAAP would have been:

     Loans to employee - non-current asset                       1,420,000

     Intangible assets - net                                     14,241,648

     Other liabilities                                           10,321,692

       The following table presents comprehensive income for the year ended December 31, 2001:

                                                                  Baht

     Net income (U.S. GAAP)                                         105,819,492
     Foreign currency translation adjustments                         7,393,657
                                                               -----------------
     Comprehensive income                                           113,213,149
                                                               =================
21. ADDITIONAL FINANCIAL STATEMENT DISCLOSURES REQUIRED UNDER U.S. GAAP

       21.1   Income Taxes

              The sources of income before the provision for income taxes for the year ended December 31, 2002 are as follows:
                                                                                    Baht
              Thailand                                                                 72,382,370
              Foreign                                                                  72,130,235
                                                                                 -------------------
              Income before provision for income taxes                                144,512,605
                                                                                 ===================

              The provision for income taxes for the year ended December 31,
              2002 is summarized as follows:
                                                                                    Baht

              Current
                Thailand                                                               25,800,115
                Foreign                                                                13,342,453
                                                                                 -------------------
              Total current                                                            39,142,568
                                                                                 -------------------

              Deferred
                Thailand                                                                         -
                Foreign                                                                   567,859
                                                                                 -------------------
              Total deferred                                                              567,859
                                                                                 -------------------
              Approximate provision for income taxes in accordance
               with U.S. GAAP                                                          39,710,427
                                                                                 ===================


              As at December 31, 2002, in providing for applicable  deferred income taxes under U.S. GAAP, the tax effect of  significant  temporary  differences  that give rise to  deferred  income  tax  assets and liabilities are listed below.

                                                                                                 Baht

              Deferred income tax assets resulted from:
                 Inventory basis differences                                                         828,792


                 Allowance for doubtful accounts                                                     604,031
                 Valuation allowance                                                              (1,432,823)
                                                                                              -----------------
                     Total deferred income tax assets                                                      -
                                                                                              -----------------

              Deferred income tax liabilities resulted from:
                 Property, plant and equipment basis differences                                  10,321,692
                                                                                              -----------------
                     Total deferred income tax liabilities                                        10,321,692
                                                                                              -----------------
              Net deferred income tax liabilities                                                 10,321,692
                                                                                              =================

              Deferred income taxes have not been provided on approximately Baht
              171.3 million of undistributed earnings of foreign affiliated companies, which are considered to be permanently reinvested. It is not practicable to estimate the amount of tax that might be payable on the eventual remittance of such earnings.

      21.2    Transactions with Related Parties

              A portion of the Company's assets, revenues and expenses arose from transactions with related parties, which occur in the ordinary course of business on terms equivalent to those with third parties. The relationship may be by shareholding or the companies may have the same group of shareholders or directors. The Company's management believes that the Company does not have significant influence over the related parties. The accompanying financial statements reflect the effects of these transactions determined on the basis of commitments and conditions as in the normal course of business.

              Significant balances and transactions are as follows:

                                                             Relationship                  Balance at
                                                                                           December 31,
                                                                                           2002
                                                                                           Baht

              Amounts due from related companies
                 Foamex L.P.                                 Affiliated Company                      278,645
                 Foamex Asia, Inc.                           Major Shareholder                     8,849,084

              Amounts due to related companies
                 Foamex L.P.                                 Affiliated Company                   82,013,287

                                                             Relationship                  Balance for the
                                                                                           year ended
                                                                                           December 31,
                                                                                           2002
                                                                                           Baht

              Reimbursement of expenses
                 Foamex L.P.                                 Affiliated Company                   30,230,917

              Foamex Asia, Inc.                              Major Shareholder                    18,069,036

              Purchases
                 Foamex L.P.                                 Affiliated Company                  218,190,503

       21.3   Estimated Fair Values of Financial Instruments

      The fair values have been estimated by the Company using available market information and appropriate valuation methodologies.

      As at December 31, the carrying amounts of financial assets and financial liabilities which were different from the estimated fair values were as follows:

                                                                 Carrying Value          Fair Value
                                                                 Baht                    Baht

      Loans to employee and directors                                       33,314,538         16,305,922

      Loans from shareholders                                              259,823,400        222,131,206

      Long-term borrowings from financial institutions                      62,000,000         70,903,616

      The following methods and assumptions were used by the Company in estimating fair value of financial instruments as disclosed herein:

      Financial assets - The fair values of financial assets for which their remaining terms to maturity are within 90 days are based on carrying value. For those with remaining terms to maturity greater than 90 days are estimated by using a discounted cash flow analysis based on the minimum leading rate of a commercial bank at December 31, 2002 for the remaining years to maturity.

      Financial liabilities - The fair values of financial liabilities for which their remaining terms to maturity are within 90 days are based on carrying value. For those with remaining terms to maturity greater than 90 days are estimated by using a discounted cash flow analysis based on the minimum leading rate of a commercial bank at December 31, 2002 for the remaining years to maturity.

              REPORT OF THE INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS
FOAMEX ASIA COMPANY LIMITED

We have audited the consolidated balance sheet of Foamex Asia Company Limited and its subsidiary as at December 31, 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management as to their correctness and completeness of the presentation. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Foamex Asia Company Limited and its subsidiary as at December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in Thailand.

As discussed in Note 4 to the financial statements, the Company has elected to discontinue the application of certain accounting standards for the current year's financial statements.

Generally accepted accounting principles in Thailand do not conform to those in the United States of America. A description of the significant differences between these two generally accepted accounting principles and the approximate effects of these differences on net income and shareholders' equity are set forth in Notes 18 and 19 to the consolidated financial statements.




                                                  Wimolporn Boonyusthian
                                          Certified Public Accountant (Thailand)
BANGKOK                                            Registration No. 4067
February 22, 2002                             DELOITTE TOUCHE TOHMATSU JAIYOS
(March 5, 2003 as to Notes 2, 18, 19, 20, 21)




                                FOAMEX ASIA COMPANY LIMITED AND SUBSIDIARY
                                        CONSOLIDATED BALANCE SHEET
                                          AS AT DECEMBER 31, 2001
                                                  BAHT

ASSETS
CURRENT ASSETS
   Cash in hand and at banks                                                                   138,358,163
   Accounts receivable - net (Note 7)                                                          408,060,820
   Inventories - net (Note 8)                                                                  219,051,180
   Amounts due from related companies                                                            2,502,334
   Other current assets                                                                         19,134,610
                                                                                               -----------
     Total Current Assets                                                                      787,107,107
                                                                                               -----------

LOANS TO EMPLOYEE AND DIRECTORS (Note 9)                                                        32,955,155

PLANT AND EQUIPMENT - NET (Note 10)                                                            157,653,322

OTHER ASSETS (Note 11)                                                                           6,217,866
                                                                                               -----------

TOTAL ASSETS                                                                                   983,933,450
                                                                                               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Loans from bank (Note 12)                                                                    30,000,000
   Accounts payable                                                                            297,040,040
   Amounts due to related companies                                                             43,100,301
   Accrued expenses                                                                             46,292,992
   Other current liabilities                                                                    35,428,948
                                                                                              ------------
     Total Current Liabilities                                                                 451,862,281
                                                                                               -----------

LOANS FROM SHAREHOLDERS (Note 13)                                                              266,158,200

OTHER LIABILITIES (Note 14)                                                                     28,850,564
                                                                                               -----------

TOTAL LIABILITIES                                                                              746,871,045
                                                                                               ===========

SHAREHOLDERS' EQUITY
SHARE CAPITAL (Note 15)
   Registered share capital
     10,500,000 ordinary shares of Baht 10 each                                                105,000,000
                                                                                               ===========

     10,500,000 ordinary shares of Baht 10 each, fully paid                                    105,000,000

PREMIUM ON SHARE CAPITAL                                                                        18,990,504

CURRENCY TRANSLATION DIFFERENCES                                                                 6,546,185

RETAINED EARNINGS
   Unappropriated                                                                              106,525,716
                                                                                               -----------
   Total Shareholders' Equity                                                                  237,062,405
                                                                                               -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                     983,933,450
                                                                                               ===========

Notes to the financial statements form an integral part of these statements


                   FOAMEX ASIA COMPANY LIMITED AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                      BAHT

REVENUES
   Sales                                                     1,461,757,023
   Other income                                                 25,175,124
                                                           ---------------
     Total Revenues                                          1,486,932,147
                                                             -------------

EXPENSES
   Cost of sales                                             1,103,005,580
   Selling and administrative expenses                         197,207,253
   Loss on exchange rate                                         1,723,772
   Interest expense                                              9,778,202
   Income tax expense                                           32,763,373
                                                           ---------------
     Total Expenses                                          1,344,478,180
                                                             -------------

NET INCOME                                                     142,453,967
                                                            ==============

BASIC EARNINGS PER SHARE                                              24.31

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES                       5,859,721
                                                        ---------=========

Notes to the financial statements form an integral part of these statements

                   FOAMEX ASIA COMPANY LIMITED AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                      BAHT


ISSUED AND PAID-UP SHARE CAPITAL
   Beginning balance                                               54,087,120
   Addition                                                        50,912,880
                                                                 ------------
   Ending balance                                                 105,000,000
                                                                  -----------

PREMIUM ON SHARE CAPITAL
   Beginning balance                                                        -
   Addition                                                        18,990,504
                                                                 ------------
   Ending balance                                                  18,990,504
                                                                 ------------

RETAINED EARNINGS (DEFICIT)
   Unappropriated (Deficit)
     Beginning balance                                            (35,928,251)
     Addition                                                     142,453,967
                                                                 ------------
     Ending balance                                               106,525,716
                                                                 ------------

CURRENCY TRANSLATION DIFFERENCES
   Beginning balance                                               13,781,075
   Deduction during the year                                       (7,234,890)
                                                                -------------
   Ending balance                                                   6,546,185
                                                                -------------

TOTAL SHAREHOLDERS' EQUITY                                        237,062,405
                                                                  ===========

Notes to the financial statements form an integral part of these statements



                                    FOAMEX ASIA COMPANY LIMITED AND SUBSIDIARY
                                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                         FOR THE YEAR ENDED DECEMBER 31, 2001
                                                         BAHT

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                     142,453,967
Reconciliation of net income to net cash from operating activities
   Depreciation and amortization                                                                25,378,127
   Allowance for doubtful accounts                                                                 (66,071)
   Provision for obsolete stock                                                                   (525,220)
   Unrealized loss on exchange rate - net                                                        6,052,891
   Loss on disposal of plant and equipment                                                          40,587
                                                                                          ----------------
Operating income before change in operating assets and liabilities                             173,334,281

Operating assets (increase) decrease
   Accounts receivable                                                                        (128,422,075)
   Inventories                                                                                 (39,958,875)
   Other current assets                                                                         (2,365,216)
   Amounts due from related companies                                                           (2,502,334)
   Other assets                                                                                 (4,945,848)

Operating liabilities increase (decrease)
   Accounts payable                                                                             31,845,283
   Amounts due to related companies                                                           (217,875,904)
   Accrued expenses                                                                             (5,737,192)
   Other current liabilities                                                                    30,157,608
                                                                                             -------------

     Net cash used in operating activities                                                    (166,470,272)
                                                                                              ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of plant and equipment                                                            (61,178,177)
   Proceeds from disposal of plant and equipment                                                 1,433,111
   Increase in deposits at bank used as collateral                                             (15,282,248)
   Increase in loans to employee and directors                                                 (32,955,155)
                                                                                             -------------

     Net cash used in investing activities                                                    (107,982,469)
                                                                                              ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash receipt from share capital increase                                                     69,903,384
   Cash receipt from loans from shareholders                                                   264,761,400
   Cash payment for loans from shareholders                                                    (36,366,340)
   Increase in loan from bank                                                                   15,000,000
   Increase in long term accounts payable                                                       (6,855,945)
                                                                                            --------------

     Net cash provided by financing activities                                                 306,442,499
                                                                                              ------------

NET EFFECT OF CURRENCY TRANSLATION
DIFFERENCES IN CASH AND CASH EQUIVALENTS                                                        (4,859,666)
                                                                                              ------------

Net increase in cash and cash equivalents                                                       27,130,092
Cash and cash equivalents at January 1,                                                         90,241,514
                                                                                              ------------
Cash and cash equivalents at December 31,                                                      117,371,606
                                                                                               ===========

Notes to the financial statements form an integral part of these statements


FOAMEX ASIA COMPANY LIMITED AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2001

1.  ECONOMIC TURMOIL IN THE ASIA-PACIFIC REGION

       Thailand and many Asia-Pacific countries continue to experience severe economic difficulties since 1997. The accompanying financial statements reflect management's current assessment of the possible impact of the economic conditions on the financial position of the Company.

2. COMPANY'S OPERATIONS AND BASIS FOR PREPARATION OF THE CONSOLIDATED FINANCIAL STATEMENTS

       Foamex Asia Company Limited was registered in the Kingdom of Thailand on June 5, 1997 with its head office located at 175 Sathorn City Tower, 20th Floor, South Sathorn Road, Sathorn, Bangkok 10120. The Company's plant is located at 51/2 Bangna-trad Road KM22, Samutprakarn 10540 (see Note 21.2). The Company and its Subsidiary are members of Foamex International, Inc. and Hau Kee Group and the Company's principal objective is to fabricate technical foam, films and adhesives.

       As at December 31, 2001, the Company had a total of 520 staff persons. The staff costs for the year ended December 31, 2001 were Baht 198 million.

     2.1 The Company prepares its statutory financial statements in conformity with accounting and practices generally accepted in Thailand.

     2.2 The consolidated financial statements include the accounts of Foamex Asia, LLC, the Company's branch incorporated in the United States of America, and Foamtec (Singapore) Pte. Ltd., a subsidiary incorporated in the Republic of Singapore. The Company has direct and indirect ownership percentages as follows:


       Subsidiary                                              % of Shareholding
         Directly owned:
           Foamtec (Singapore) Pte. Ltd.                                 99.99%

         Indirectly owned:
           Foamex (Malaysia) Sdn. Bhd.                                   99.99%

       The  major  intercompany   transactions   between  the  Company  and  its
Subsidiary  included  in  the  consolidated   financial   statements  have  been
eliminated.

       The financial statements of Foamtec (Singapore) Pte. Ltd. and its subsidiary have been prepared in Singapore dollars. For consolidation purposes, these financial statements have been translated into Thai Baht as follows:

     a.All assets and liabilities using the rates announced by the Bank of Thailand at the balance sheet date.

     b.Revenues and expenses using the average exchange rates for the year as announced by the Bank of Thailand.

       Net exchange gain or loss from translation is presented as "Currency Translation Differences" under "Shareholders' Equity" in the balance sheet.

3.   SIGNIFICANT ACCOUNTING POLICIES

     3.1  Cash and cash equivalents

          Cash and cash equivalents consist of cash in hand, deposits at banks and financial institutions with original maturities of 3 months or less.

     3.2  Allowance for doubtful accounts

          An allowance for doubtful accounts of the Company and its subsidiary is provided at the estimated collection losses on receivables, based on the Company's collection experience together with a review of the current financial position of each existing receivable.

     3.3  Inventories

          Inventories are valued at the lower of cost or net realizable value. Cost is determined as follows:


                  Finished goods                     at  standard cost which approximates actual cost or net realizable value, whichever is lower
                  Work in process                    at standard cost which approximates actual cost
                  Raw materials                      weighted average cost basis

          Inventories of subsidiaries are stated at the lower of cost or net realizable value. Cost is calculated on the first-in first-out basis.

     3.4  Plant and equipment

          Plant and equipment are stated at cost less accumulated depreciation.

          Depreciation is calculated by the straight-line method, based on the estimated useful lives of the assets as follows:

                  Leasehold improvements                              5-10 years
                  Machinery and equipment                             3-10 years
                  Vehicles                                               5 years
                  Furniture and office equipment                      3-10 years

     3.5  Impairment of assets

          The Company reviews the impairment of assets for plant and equipment, investment in subsidiary and other assets whenever events indicate that the carrying value of an asset exceeds its recoverable amount. In case that the carrying value of an asset exceeds its recoverable amount, the Company recognizes the impairment losses in the statement of income.

     3.6  Foreign currency transactions

          Transactions denominated in foreign currencies incurred during the year are translated into Baht at the rates of exchange at the transaction dates. At the end of the year, monetary assets and liabilities denominated in foreign currencies are translated into Baht at the reference rates as determined by the Bank of Thailand at that date. Gains and losses on foreign exchange arising on settlements and translation are recognized as income or expense when incurred.

     3.7  Recognition of revenues

          Sales are recognized upon delivery of goods to the customers. Other income is recognized on the accrual basis of accounting.

     3.8  Income tax

          Income tax expense is calculated from taxable income and recorded based on tax paid and accrued for the year.

          The consolidated financial statements included the audited financial statements of a subsidiary. Such subsidiary records its income tax by the deferred income tax method, which is different from the accounting method used by the Company. The Company, therefore, adjusts the accounting for income tax of such subsidiary to be the same with the Company's accounting method.

     3.9  Basic earnings per share

          Basic earnings per share are calculated by dividing net income by the weighted average number of ordinary shares outstanding during the year. In case of a capital increase, the number of shares is weighted according to time of registration of such increase.

     3.10 Use of accounting estimates

          Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities. Actual results may differ from those estimates.

4.     ACCOUNTING CHANGES

       In December 2001, the Institute of Certified Accountants and Auditors of Thailand issued an Announcement regarding "Exemption of Accounting Standards for Non-public Limited Companies". Accordingly, the Company has elected to discontinue the application of Thai Accounting Standard No. 47 "Related Parties Disclosure" and No. 48 "Financial Instruments Disclosure and Presentation".

5.     SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

          5.1 Cash paid for interest and income tax are as follows:

                                                                                        Baht
                    Interest                                                           22,609,801
                                                                                     ============
                    Income tax                                                          2,016,304
                                                                                     ============

          5.2 Cash and cash equivalents consist of the following:

                                                                                        Baht
                    Cash on hand and in banks                                         138,358,163
                    Less  Deposit at banks used as collateral                         (20,986,557)
                    ----                                                              -----------
                    Cash and cash equivalents                                         117,371,606
                                                                                      ===========

6.     CASH IN HAND AND AT BANKS

       As at December 31, 2001 cash at banks of Baht 2.86 million, are used as collateral for a bank guarantee (Note 16.2). In addition, cash at bank of subsidiary of SGD 759,359 is used as collateral for short-term loan from bank.

7.   ACCOUNTS RECEIVABLE - NET

     Accounts receivable - net consist of the following:

                                                                                        Baht
              Accounts receivable                                                     409,617,635
              Less  Allowance for doubtful accounts                                    (1,556,815)
              ----                                                                  -------------
                                                                                      408,060,820
                                                                                    =============

8.   INVENTORIES - NET

     Inventories - net consist of the following:

                                                                                        Baht
                  Finished goods                                                        69,187,121
                  Work in process                                                       11,935,231
                  Raw materials                                                        112,978,963
                  Goods in transit                                                      30,452,955
                                                                                      ------------
                                                                                       224,554,270
                  Less  Provision for obsolete stock                                    (5,503,090)
                  ----                                                                ------------
                                                                                       219,051,180
                                                                                      ============

9.   LOANS TO EMPLOYEE AND DIRECTORS

     Loans to employee and directors consist of the following:

                                                                                        Baht
              Loan to employee                                                          2,000,000
              Loans to directors                                                       30,955,155
                                                                                       ----------
                                                                                       32,955,155
                                                                                       ==========

       As at December 31, 2001, loan to employee represented an interest-free Thai Baht loan, which is guaranteed by another person. The loan is repayable in monthly installments beginning January 2002 to December 2006.

       As at December 31, 2001, loans to directors represented foreign currency denominated loans totaling US$ 700,000. These loans are secured by the director's interest in the Company as specified in the loan agreement, carry interest at a rate of 4% per annum and are due in December 2021.

10.  PLANT AND EQUIPMENT - NET

     Plant and equipment - net consist of the following:

                               Balance as at                                           Currency      Balance as at
                               December 31,                                            translation   December 31,
                                   2000       Additions      Disposals    Transfers    difference        2001
                                   Baht          Baht          Baht         Baht          Baht           Baht
       Cost:
       Leasehold improvement      13,525,671   1,296,811      (303,160)           -      (191,260)    14,328,062
       Machinery and
         equipment               118,696,605  20,124,029      (154,302)  25,545,944    (2,432,391)   161,779,885
       Vehicles                   13,508,582   9,456,120             -            -       (80,968)    22,883,734
       Furniture and office
         equipment                20,921,934   5,000,313      (101,455)           -      (528,915)    25,291,877
       Construction in progress and
         machinery in transit      4,334,970  25,300,904      (999,393) (25,545,944)            -      3,090,537
                               -------------  ----------   -----------  ----------- --------------- --------------
                                 170,987,762  61,178,177    (1,558,310)           -     3,233,534)   227,374,095
                               -------------  ----------   -----------  ----------- --------------- --------------

       Accumulated depreciation:
       Leasehold improvement      (4,969,650) (2,301,817)      57,248             -        58,207     (7,156,012)
       Machinery and
         equipment               (27,176,683)(14,362,401)      19,831             -       595,855    (40,923,398)
       Vehicles                   (7,712,437) (3,636,974)           -             -        39,385    (11,310,026)
       Furniture and office
         equipment                (6,091,131)  (4,412,606)      7,533             -       164,867    (10,331,337)
                               -------------  ----------   -----------  ----------- --------------- --------------
                                 (45,949,901)(24,713,798)      84,612             -       858,314    (69,720,773)
                               -------------  ----------   -----------  ----------- --------------- --------------

       Plant and equipment - net125,037,861                                                          157,653,322
                                ===========                                                          ===========

       Depreciation for the year
         2001                                                                                         24,713,798
                                                                                                    ============

11.    OTHER ASSETS

       Other assets of the following:

                                                                     Baht
              Technical license - net                                  553,609
              Deposits                                               5,664,257
                                                                     ---------
                                                                     6,217,866

12.    LOANS FROM BANKS

       Loans from banks consist of the following:

                                                                     Baht
              Loans from banks                                      30,000,000
                                                                    ----------
                                                                    30,000,000

       As at December 31, 2001, short-term Thai Baht denominated loan from banks of Baht 15 million, carried interest at a rate of MLR per annum and was repayable within one year from the balance sheet date.

       As at December 31, 2001, short-term Thai Baht denominated loan from bank of Baht 15 million, was secured by cash at bank of subsidiary in the Republic of Singapore, carried interest at rate of MLR per annum and was repayable within one year from the balance sheet date.

13.  LOANS FROM SHAREHOLDERS

     Loans from shareholders as at December 31, consist of the following:

                                                                     Baht
     Loans from shareholders                                       266,158,200
                                                                   -----------
                                                                   266,158,200
                                                                   ============

       On December 3, 2001, the Company received loans from its shareholders totaling US$ 6 million. These loans are unsecured, carry interest at the rate of LIBOR + 3.25% per annum, and mature on December 3, 2008. Interest accrues quarterly beginning at the inception of the loan, however the first interest payment is not due until December 3, 2005 and then quarterly thereafter beginning March 1, 2006.

14.    OTHER LIABILITIES

       On April 26, 2000, the Company entered into an Asset Purchase Agreement ("Agreement") with Wilshire Technologies, Inc. ("Wilshire") to acquire their contamination control division, which later became the Company's branch. As per the agreement, the Company is required to make quarterly payments to Wilshire equal to a percentage of sales on applicable contamination control products sold by the Company until June 30, 2003 or the total of all payments made equal US$
2.5 million, whichever occurs first.

15.    SHARE CAPITAL

       On November 9, 2001, the extraordinary shareholders' meeting passed a special resolution to increase the authorized share capital from Baht 54,087,120 to Baht 105,000,000 through the issuance of 5,091,288 additional ordinary shares of Baht 10 par value each. The Company called and fully received the subscriptions, and registered the increase in share capital with Registrar of Partnerships and Companies on December 28, 2001.

16.    COMMITMENTS AND CONTINGENCIES

     16.1 The Company has commitments for vehicle lease agreements as follows:

                    Period                                      Baht
                    2002                                        1,667,964
                    2003                                        1,667,964
                    2004                                        1,089,203

     16.2 The Company has contingent liabilities to banks for letters of guarantee of Baht 2.86 million at December 31, 2001 (Note 6).

17.    INVESTMENT PROMOTION PRIVILEGES

       In 1998-2001, the Company was granted certain rights and privileges (No. 1377/2541 (1998), 6453/2541 (1998), 4650/2543 (2000), 5026/2543 (2000),
5153/2543 (2000) and 6235/2544 (2001)) as a promoted industry under the
Investment Promotion Act of B.E. 2520 (1977), which included exemption from customs duties for machinery imported for production as approved by the Board of Investment until August 14, 2002 and exemption from custom duties for raw materials until May 19, 2002.

       The Company has to comply with certain conditions contained in the investment promotion certificate including the size of its operations and amounts of investments and annual export sales volume.

18. SUMMARY OF SIGNIFICANT DIFFERENCES BETWEEN ACCOUNTING PRINCIPLES FOLLOWED BY THE COMPANY AND ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA (U.S. GAAP)

       The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the Kingdom of Thailand ("Thai GAAP"), which differs in certain respects from U.S. GAAP.

       The differences, as they affect the financial statements, are reflected in the amounts provided in Note 19 and arise due to the items discussed in the following paragraphs:

       Accounting for Income Taxes

       Under U.S. GAAP, SFAS No. 109, Accounting for Income Taxes, requires an enterprise to record deferred tax assets or liabilities based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted tax rate. Deferred income tax expenses or credits are based on the changes in the assets or liabilities from period to period. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized.

       Thai GAAP does not address the reporting or disclosure of deferred income taxes.

       Reporting Comprehensive Income

       Under Thai GAAP, a company is given the option to present a statement showing (i) all changes in equity; or (ii) changes in equity other than those arising from capital transactions with owners and distributions owners (i.e. statement of comprehensive income.) The Company has chosen to present all changes in equity.

       Under U.S. GAAP, SFAS No. 130, Reporting Comprehensive Income, requires an enterprise to display an amount representing total comprehensive income for each period of operations presented in the financial statements. Comprehensive income comprises of net income and other comprehensive income, such as unrealized gains and losses on securities, foreign currency translation adjustments and minimum pension liability adjustments. In addition, an enterprise is required to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and premium on share capital in the equity section of a statement of financial position. Reclassification of financial statement for earlier periods provided for comparative purposes is also required.

19. RECONCILIATION BETWEEN NET INCOME AND SHAREHOLDERS' EQUITY UNDER THAI GAAP AND U.S. GAAP

                                                                                        Baht
       Net income according to financial statements prepared under
         Thai GAAP                                                                    142,453,967
       U.S. GAAP adjustments
       Increase (decrease) due to:
         Deferred tax accounting                                                       (1,276,823)
                                                                                     ------------
       Net income in accordance with U.S. GAAP                                        141,177,144
                                                                                      ===========


       Diluted Earnings Per Share                                                              24.09
       Weight average number of shares

         Diluted                                                                        5,859,721




       Shareholders' equity accounting to financial statements prepared
         Under Thai GAAP                                                              237,062,405
       U.S. GAAP adjustments
       Increase (decrease) due to:
         Loans to directors                                                           (30,955,155)
         Deferred tax accounting                                                       (8,821,423)
         Currency translation difference                                                 (524,843)
                                                                                    -------------
       Approximate shareholders' equity in accordance with U.S. GAAP                  196,760,984
                                                                                      ===========

       With regard to the balance sheet, the following significant captions determined under U.S. GAAP would have been:

       Loans to employee                                                                2,000,000
                                                                                      ===========
       Other non-current assets - Deposits at banks used as collateral                 20,986,557
                                                                                       ==========
       Other liabilities                                                               38,196,830
                                                                                       ==========

       The following table presents comprehensive income for the year ended
December 31, 2001:

                                                                                        Baht
Net income (U.S. GAAP)                                                                141,177,144
Foreign currency translation adjustments                                               (7,759,733)
                                                                                     ------------
Comprehensive income                                                                  133,417,411
                                                                                      ===========

20. ADDITIONAL FINANCIAL STATEMENT DISCLOSURES REQUIRED UNDER U.S. GAAP

       20.1   Income Taxes

       The sources of income before the provision for income taxes for the year ended December 31, 2001 are as follows:

                                                                                  Baht
      Thailand                                                                 76,500,742
      Foreign                                                                  98,716,597
                                                                             ------------
      Income before provision for income taxes                                175,217,339
                                                                              ===========

      The provision for income taxes for the year ended December 31, 2001 is summarized as follows:

                                                                                Baht
      Current
        Thailand                                                               12,003,128
        Foreign                                                                20,760,245
                                                                               ----------
      Total current                                                            32,763,373
                                                                               ----------

      Deferred
        Thailand                                                                        -
        Foreign                                                                 1,276,823
                                                                              -----------
      Total deferred                                                            1,276,823
                                                                              -----------

      Approximate provision for income taxes in accordance with U.S. GAAP      34,040,169
                                                                               ==========


       As at December 31, 2001, in providing for applicable deferred income taxes under U.S. GAAP, the tax effect of significant temporary differences that give rise to deferred income tax assets and liabilities are listed below.

                                                                                        Baht
              Deferred income tax assets resulted from:
                Inventory basis differences                                                821,369
                Allowance for doubtful accounts                                            324,151
                Valuation allowance                                                     (1,145,520)
                                                                                        ----------
                  Total deferred income tax assets                                               -
                                                                                       -----------

              Deferred income tax liabilities resulted from:
                Property, plant and equipment basis differences                         9,346,266
                                                                                       ----------
                  Total deferred income tax liabilities                                 9,346,266
                                                                                       ----------
              Net deferred income tax liabilities                                       9,346,266
                                                                                       ==========

       Deferred income taxes have not been provided on approximately Baht 105.3 million of undistributed earnings of foreign affiliated companies, which are considered to be permanently reinvested. It is not practicable to estimate the amount of tax that might be payable on the eventual remittance of such earnings.

20.2 Transactions with Related Parties

       A portion of the Company's assets, revenues and expenses arose from transactions with related parties. The relationship may be by shareholding or the companies may have the same group of shareholders or directors. The Company's management believes that the Company does not have significant influence over the related parties. The accompanying financial statements reflect the effects of these transactions determined on the basis of commitments and conditions as in the normal course of business.

       Significant balances and transactions are as follows:

                                                                                            Balance at
                                                                                        December 31, 2001
                                                                  Relationship                 Baht
              Amounts due from related companies
                Foamex L.P.                                   Affiliated Company               2,502,334

              Amounts due to related companies
                Foamex L.P.                                   Affiliated Company              74,801,526

                                                                                        Balance for the
                                                                                        year ended
                                                                                        December 31, 2001
                                                                  Relationship                 Baht
              Reimbursement of expenses
                Foamex L.P.                                   Affiliated Company               2,587,980

              Purchases
                Foamex L.P.                                   Affiliated Company             176,363,932

20.3 Estimated Fair Values of Financial Instruments

       The fair values have been estimated by the Company using available market information and appropriate valuation methodologies.

       As at December 31, 2001 the carrying amounts of financial assets and financial liabilities which were different from the estimated fair values were as follows:

                                              Carrying Value        Fair Value
                                                     Baht               Baht
       Loans to employee and directors            32,955,155         16,058,215
                                                ============       ============
       Loans from shareholders                   266,158,200        227,388,396
                                                 ===========        ===========

       The following methods and assumptions were used by the Company in estimating fair value of financial instruments as disclosed herein:

       Financial assets - The fair values of financial assets for which their remaining terms to maturity are within 90 days are based on carrying value. For those with remaining terms to maturity greater than 90 days are estimated by using a discounted cash flow analysis based on the historical minimum leading rate of a commercial bank at December 31, 2001 for the remaining years to maturity.

       Financial liabilities - The fair values of financial liabilities for which their remaining terms to maturity within 90 days are based on carrying value. For those with remaining terms to maturity greater than 90 days are estimated by using a discounted cash flow analysis based on current for the remaining years to maturity.

21.    SUBSEQUENT EVENTS

21.1 New Credit Facility

       On May 16, 2002, the Company entered into a new credit facility with a financial institution. The new credit facility ("New Credit Facility") provides for borrowings in the aggregate amount of Baht 300 million and is composed of: (i) a Baht 150 million term loan and non-revolving letter of credit/trust receipts facility (the "Term Loan Facility") and (ii) a Baht 150 million revolving working capital facility (the "Revolving Facility"), both maturing on August 30, 2007. The New Term Loan Facility is to be repaid in eight equal semi-annual installments with the first repayment to be made in February 2004.

       The interest for the term loan portion of the Term Loan Facility is 6.375% per annum in relation to the first two years after August 30, 2002, and then the higher of (i) financial institution's minimum lending rate (MLR) minus 1.25%, and ii) another local commercial bank's minimum lending rate (MLR) minus 0.5% per annum for the remainder of the loan. The Company shall pay a commercial letter of opening fee at a rate of 1/12% per quarter and interest on the trust receipts at the rate of 6.375% per annum. The interest for the Revolving Facility is at the money market rate on each relevant maturity date. Interest is due and payable every three-calendar months beginning on November 30, 2002.

       The Company is required to pay a commitment fee at the rate of 0.25% per annum of the daily undrawn balance of the Term Loan calculated from the first anniversary date of the agreement, May 16, 2003, up to and including the last day of the Availability Period, which ends on the earlier of (i) August 16, 2003 and (ii) the date on which the Term Loan Facility is fully drawn, cancelled or terminated under the provisions of the agreement.

       The collateral required for the New Credit Facility is the assignment of the land leasehold right, mortgage of the constructed factory, office building and machinery, pledge of inventory and receivables and the assignment of construction and operational insurance proceeds to the financial institution as beneficiary. The Company is also required to meet various debt covenants, including maintaining certain financial ratios.

21.2 Thailand Plant Fire

       On July 14, 2002, the Company's fabrication and contamination control specialty foam plant in Samutprakarn, Thailand was destroyed by fire. All the Company's inventory and most of the machinery and equipment maintained in the factory were lost. The carrying value of the inventory and the net book value of the machinery and equipment at the date of the fire were Baht 84.0 million and Baht 65.1 million, respectively. The Company filed a claim with their insurance carrier for the inventory and machinery and equipment in the amount of Baht 70 million and Baht 107.8 million, respectively. The Company recorded a loss in 2002 of Baht 14.0 million for the underinsured inventory and an additional Baht 1.7 million for other fire related expenses.

       The Company received an interim payment from their insurance carrier in the amount of Baht 50 million on December 27, 2002 and an additional Baht 50 million on February 7, 2003. Full and final settlement of the Company's insurance claim is still pending, however, the Company's management believes a gain will ultimately be realized.



                   FOAMEX ASIA COMPANY LIMITED AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (unaudited)
                             AS AT DECEMBER 31, 2000
                                      BAHT

ASSETS
CURRENT ASSETS
   Cash in hand and at banks                                                                    95,945,823
   Accounts receivable - net                                                                   275,513,126
   Inventories - net                                                                           178,567,086
   Amounts due from subsidiary and related companies                                                     -
   Other current assets                                                                         16,769,394
                                                                                              ------------
     Total Current Assets                                                                      566,795,429
                                                                                               -----------

PLANT AND EQUIPMENT - NET                                                                      125,037,861

OTHER ASSETS                                                                                     1,936,348
                                                                                             -------------

TOTAL ASSETS                                                                                   693,769,638
                                                                                               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Loans from bank                                                                              15,000,000
   Accounts payable                                                                            265,381,615
   Amounts due to subsidiary and related companies                                             252,073,707
   Accrued expenses                                                                             52,030,184
   Other current liabilities                                                                     5,271,340
                                                                                             -------------
     Total Current Liabilities                                                                 589,756,846
                                                                                               -----------

LOANS FROM SHAREHOLDERS                                                                         36,366,340

OTHER LIABILITIES                                                                               35,706,508
                                                                                              ------------

TOTAL LIABILITIES                                                                              661,829,694
                                                                                               ===========

SHAREHOLDERS' EQUITY
SHARE CAPITAL
   Registered share capital
     5,408,712 ordinary shares of Baht 10 each                                                  54,087,120
                                                                                               ===========
   Issuance and paid-up share capital
     5,408,712 ordinary shares of Baht 10 each, fully paid                                      54,087,120

PREMIUM TO SHARE CAPITAL                                                                                 -

CURRENCY TRANSLATION DIFFERENCES                                                                13,781,075

RETAINED EARNINGS (DEFICIT)
   Unappropriated (deficit)                                                                    (35,928,251)
                                                                                              ------------
   Total Shareholders' Equity                                                                   31,939,944
                                                                                              ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                     693,769,638
                                                                                               ===========

Notes to the financial statements form an integral part of these statements



                   FOAMEX ASIA COMPANY LIMITED AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF INCOME (unaudited)
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                      BAHT


REVENUES
   Sales                                                         945,993,433
   Other income                                                    4,590,118
                                                               -------------
     Total Revenues                                              950,583,551
                                                                 -----------

EXPENSES
   Cost of sales                                                 669,223,817
   Selling and administrative expenses                           207,568,554
   Loss on exchange rate                                          25,154,911
   Interest expense                                                7,529,054
   Income tax expense                                             10,756,152
                                                                ------------
     Total Expenses                                              920,242,488
                                                                 -----------

NET INCOME                                                        30,341,063
                                                                ============

BASIC EARNINGS PER SHARE                                                 5.61

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES                         5,408,712

Notes to the financial statements form an integral part of these statements

                   FOAMEX ASIA COMPANY LIMITED AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (unaudited)
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                      BAHT


ISSUED AND PAID-UP SHARE CAPITAL
   Beginning balance                                                 54,087,120
   Addition                                                                   -
                                                                     ----------
   Ending balance                                                    54,087,120
                                                                     ----------

PREMIUM ON SHARE CAPITAL
   Beginning balance                                                          -
   Addition                                                                   -
                                                                     ----------
   Ending balance                                                             -
                                                                     ----------

RETAINED EARNINGS (DEFICIT)
   Unappropriated (Deficit)
     Beginning balance                                              (66,269,314)
     Addition                                                        30,341,063
                                                                     ----------
     Ending balance                                                 (35,928,251)
                                                                     ----------

CURRENCY TRANSLATION DIFFERENCES
   Beginning balance                                                  2,884,574
   Addition during the year                                          10,896,501
                                                                     ----------
   Ending balance                                                    13,781,075
                                                                     ----------

TOTAL SHAREHOLDERS' EQUITY                                           31,939,944
                                                                     ==========

Notes to the financial statements form an integral part of these statements



                   FOAMEX ASIA COMPANY LIMITED AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                      BAHT

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                      30,341,063
Reconciliation of net income to net cash from operating activities
   Depreciation and amortization                                                                18,167,983
   Allowance for doubtful accounts                                                               3,475,811
   Provision for obsolete stock                                                                  5,994,558
   Unrealized loss on exchange rate - net                                                       25,583,498
   Loss on disposal of plant and equipment                                                         480,267
                                                                                            --------------
Operating income before change in operating assets and liabilities                              84,043,180

Operating assets (increase) decrease
   Accounts receivable                                                                         (95,625,024)
   Inventories                                                                                 (73,930,114)
   Other current assets                                                                        (10,484,432)
   Amounts due from subsidiary and related companies                                                10,414
   Other assets                                                                                   (247,793)

Operating liabilities increase (decrease)
   Accounts payable                                                                             25,904,166
   Amounts due to subsidiary and related companies                                              57,343,449
   Accrued expenses                                                                             29,683,139
   Other current liabilities                                                                     4,813,207
                                                                                              ------------

     Net cash provided by operating activities                                                  21,510,192
                                                                                               -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of plant and equipment                                                            (45,282,189)
   Proceeds from disposal of plant and equipment                                                   115,125
   (Increase) decrease in deposits at bank used as collateral                                   (4,393,909)
   Increase in loan to subsidiary                                                                        -
   Increase in loans to employee and directors                                                           -
                                                                                              ------------

     Net cash provided by investing activities                                                 (49,560,973)
                                                                                               -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in long term accounts payable                                                       35,439,262
                                                                                               -----------

     Net cash provided by financing activities                                                  35,439,262
                                                                                               -----------

NET EFFECT OF CURRENCY TRANSLATION
DIFFERENCES IN CASH AND CASH EQUIVALENTS                                                        10,815,307
                                                                                               -----------

Net increase in cash and cash equivalents                                                       18,203,788
Cash and cash equivalents at January 1,                                                         72,037,726
                                                                                               -----------
Cash and cash equivalents at December 31,                                                       90,241,514
                                                                                               ===========

Notes to the financial statements form an integral part of these statements


FOAMEX ASIA COMPANY LIMITED AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
FOR THE YEAR ENDED DECEMBER 31, 2000

1.   ECONOMIC TURMOIL IN THE ASIA-PACIFIC REGION

       Thailand and many Asia-Pacific countries continue to experience severe economic difficulties since 1997. The accompanying financial statements reflect management's current assessment of the possible impact of the economic conditions on the financial position of the Company.

2. COMPANY'S OPERATIONS AND BASIS FOR PREPARATION OF THE CONSOLIDATED FINANCIAL STATEMENTS

       Foamex Asia Company Limited was registered in the Kingdom of Thailand on June 5, 1997 with its head office located at 175 Sathorn City Tower, 20th Floor, South Sathorn Road, Sathorn, Bangkok 10120. The Company's plant is located at 51/2 Bangna-trad Road KM22, Samutprakarn 10540 (see Note 21.2). The Company and its Subsidiary are members of Foamex International, Inc. and Hau Kee Group and the Company's principal objective is to fabricate technical foam, films and adhesives.

       As at December 31, 2000, the Company had a total of 395 staff persons. The staff costs for the year ended December 31, 2000 were Baht 152 million.

     2.1 The Company prepares its statutory financial statements in conformity with accounting and practices generally accepted in Thailand.

     2.2 The consolidated financial statements include the accounts of Foamex Asia, LLC, the Company's branch incorporated in the United States of America, and Foamtec (Singapore) Pte. Ltd., a subsidiary incorporated in the Republic of Singapore. The Company has direct and indirect ownership percentages as follows:


       Subsidiary                                           % of Shareholding
         Directly owned:
           Foamtec (Singapore) Pte. Ltd.                              99.9%

         Indirectly owned:
           Foamex (Malaysia) Sdn. Bhd.                                99.9%

       The  major  intercompany   transactions   between  the  Company  and  its
Subsidiary  included  in  the  consolidated   financial   statements  have  been
eliminated.

       The financial statements of Foamex Asia, LLC which are included in the Company's financial statements have been prepared in U.S. Dollars. For consolidation purposes, these financial statements have been translated into Thai Baht as follows:

     a. All monetary items are translated using the closing rate announced by the Bank of Thailand as at the balance sheet date.

     b. All non-monetary items, which are carried in terms of historical cost, are translated using the rate announced by the Bank of Thailand of the transaction date.

       Net exchange gain or loss from translation is recognized as income and expense in the statement of income.

       The financial statements of Foamtec (Singapore) Pte. Ltd. and its subsidiary have been prepared in Singapore dollars. For consolidation purposes, these financial statements have been translated into Thai Baht as follows:

     a. All assets and liabilities using the rates announced by the Bank of Thailand at the balance sheet date.

     b. Revenues and expenses using the average exchange rates for the year as announced by the Bank of Thailand.

       Net exchange gain or loss from translation is presented as "Currency Translation Differences" under "Shareholders' Equity" in the balance sheet.

3.     SIGNIFICANT ACCOUNTING POLICIES

     3.1  Cash and cash equivalents

          Cash and cash equivalents consist of cash in hand, deposits at banks and financial institutions with original maturities of 3 months or less.

     3.2  Allowance for doubtful accounts

          An allowance for doubtful accounts of the Company and its subsidiary is provided at the estimated collection losses on receivables, based on the Company's collection experience together with a review of the current financial position of each existing receivable.

     3.3  Inventories

          Inventories are valued at the lower of cost or net realizable value. Cost is determined as follows:

                  Finished goods                     at  standard  cost  which  approximates actual cost or net realizable value, whichever is lower
                  Work in process                    at standard cost which approximates actual cost
                  Raw materials                      weighted average cost basis

          Inventories of subsidiaries are stated at the lower of cost or net realizable value. Cost is calculated on the first-in first-out basis.

     3.4  Plant and equipment

          Plant and equipment are stated at cost less accumulated depreciation.

          Depreciation is calculated by the straight-line method, based on the estimated useful lives of the assets as follows:

                  Leasehold improvements                            5-10 years
                  Machinery and equipment                           3-10 years
                  Vehicles                                             5 years
                  Furniture and office equipment                    3-10 years

     3.5  Impairment of assets

          The Company reviews the impairment of assets for plant and equipment, investment in subsidiary and other assets whenever events indicate that the carrying value of an asset exceeds its recoverable amount. In case that the carrying value of an asset exceeds its recoverable amount, the Company recognizes the impairment losses in the statement of income.

     3.6  Foreign currency transactions

          Transactions denominated in foreign currencies incurred during the year are translated into Baht at the rates of exchange at the transaction dates. At the end of the year, monetary assets and liabilities denominated in foreign currencies are translated into Baht at the reference rates as determined by the Bank of Thailand at that date. Gains and losses on foreign exchange arising on settlements and translation are recognized as income or expense when incurred.

     3.7  Recognition of revenues

          Sales are recognized upon delivery of goods to the customers. Other income is recognized on the accrual basis of accounting.

     3.8  Income tax

          Income tax expense is calculated from taxable income and recorded based on tax paid and accrued for the year.

          The consolidated financial statements included the audited financial statements of a subsidiary. Such subsidiary records its income tax by the deferred income tax method, which is different from the accounting method used by the Company. The Company, therefore, adjusts the accounting for income tax of such subsidiary to be the same with the Company's accounting method.

     3.9  Basic earnings per share

          Basic earnings per share are calculated by dividing net income by the weighted average number of ordinary shares outstanding during the year. In case of a capital increase, the number of shares is weighted according to time of registration of such increase.

     3.10 Use of accounting estimates

          Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities. Actual results may differ from those estimates.

4.   SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

     4.1  Cash paid for interest and income tax are as follows:

                                                                                        Baht
                    Interest                                                            1,598,998
                                                                                        =========
                    Income tax                                                             12,868
                                                                                      ===========

     4.2  Cash and cash equivalents consist of the following:

                                                                                        Baht
                    Cash on hand and in banks                                          95,945,823
                    Less  Deposit at banks used as collateral                          (5,704,309)
                    ----                                                              -----------
                    Cash and cash equivalents                                          90,241,514
                                                                                       ==========

5.   CASH IN HAND AND AT BANKS

       As at December 31, 2000 cash at banks of Baht 2 million, are used as collateral for a bank guarantee. In addition, cash at bank of subsidiary of SGD 759,359 is used as collateral for short-term loan from bank.

       As at December 31, 2000, cash at bank of Baht 3.7 million is used to guarantee letters of credit.

6.   ACCOUNTS RECEIVABLE - NET

       Accounts receivable - net consist of the following:

                                                                                        Baht
              Accounts receivable                                                     277,136,012
              Less  Allowance for doubtful accounts                                    (1,622,886)
              ----                                                                  -------------
                                                                                      275,513,126
                                                                                    =============

7.   INVENTORIES - NET

              Inventories - net consist of the following:

                                                                                        Baht
                Finished goods                                                         47,204,194
                Work in process                                                         8,189,470
                Raw materials                                                          94,200,747
                Goods in transit                                                       35,000,983
                                                                                     ------------
                                                                                      184,595,394
                Less  Provision for obsolete stock                                     (6,028,308)
                ----                                                                 ------------
                                                                                      178,567,086
                                                                                    =============

8.   PLANT AND EQUIPMENT - NET

     Plant and equipment - net consist of the following (in thousands Baht) :

                               Balance as at                                          Currency      Balance as at
                               January 1,                                             translation   December 31,
                                      2000     Additions    Disposals    Transfers    difference           2000
                                      Baht         Baht         Baht         Baht          Baht            Baht
       Cost:
         Leasehold improvement       9,240        3,849             -            -          437         13,526
         Machinery and equipment    88,123       25,800           627            -        5,401        118,697
         Vehicles                   11,524        1,808             -            -          177         13,509
         Furniture and office
           equipment                10,063        9,926           134            -        1,067         20,922
       Construction in progress and
           machinery in transit        435        3,899             -            -            -          4,334
                                ----------      -------        ------     --------    ---------      ---------
                                   119,385       45,282           761            -        7,082        170,988
                                   -------       ------           ---     --------        -----        -------

       Accumulated depreciation:
         Leasehold improvement       2,978        1,875             -            -          116          4,969
         Machinery and equipment    16,072       10,052           144            -        1,197         27,177
         Vehicles                    5,057        2,580             -            -           76          7,713
         Furniture and office
           equipment                 3,238        2,554            22            -          321          6,091
                                 ---------     --------          ----     --------       ------      ---------
                                    27,345       17,061           166            -        1,710         45,950
                                  --------      -------           ---     --------        -----       --------

       Plant and equipment - net    92,040       28,221           595            -        5,372        125,038
                                  ========       ======           ===     ========        =====        =======

                                      F-79

9.     OTHER ASSETS

       Other assets consist of the following:

                                                                      Baht
       Technical license - net                                        1,217,938
       Deposits                                                         718,410
                                                                     ----------
                                                                      1,936,348
10.    LOANS FROM BANKS

       Loans from banks consist of the following:

                                                                      Baht
              Loans from banks                                       15,000,000
                                                                     ----------
                                                                     15,000,000

       As at December 31, 2000, short-term Thai Baht denominated loan from banks of Baht 15 million, carried interest at a rate of MLR per annum and was repayable within one year from the balance sheet date.

11.  LOANS FROM SHAREHOLDERS

     Loans from shareholders consist of the following:

                                                                     Baht
       Loans from shareholders                                      36,366,340
                                                                    ----------
                                                                    36,366,340

       As at December 31, 2000, loans from shareholders represented unsecured Thai Baht loans and carried fixed interest at 10% per annum. The loans were due within 36 months.

12.  OTHER LIABILITIES

       On April 26, 2000, the Company entered into an Asset Purchase Agreement ("Agreement") with Wilshire Technologies, Inc. ("Wilshire") to acquire their contamination control division, which later became the Company's branch. As per the agreement, the Company is required to make quarterly payments to Wilshire equal to a percentage of sales on applicable contamination control products sold by the Company until June 30, 2003 or the total of all payments made equal US$
2.5 million, whichever occurs first.

13.  COMMITMENTS AND CONTINGENCIES


     13.1 The Company has contingent liabilities to banks for letters of guarantee of Baht 2 million at December 31, 2000 (Note 6).

     13.2 The Company has commitments to banks for unused letters of credit of Baht 3.7 million at December 31, 2000 (Note 6).

14.  INVESTMENT PROMOTION PRIVILEGES

       In 1998-2000, the Company was granted certain rights and privileges (No. 1377/2541 (1998), 6453/2541 (1998), 4650/2543 (2000), 5026/2543 (2000) and ,
5153/2543 (2000)) as a promoted industry under the Investment Promotion Act of B.E. 2520 (1977), which included exemption from customs duties for machinery imported for production as approved by the Board of Investment until August 14, 2002 and exemption from custom duties for raw materials until May 19, 2002.

       The Company has to comply with certain conditions contained in the investment promotion certificate including the size of its operations and amounts of investments and annual export sales volume.

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


                                                                                                         Schedule I
                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS

                                                                             December 29,         December 31,
                                                                                 2002                 2001
                                                                            -------------------  -------------------
ASSETS                                                                        (thousands, except share data)
CURRENT ASSETS
    Cash and cash equivalents                                                   $   158          $         2
    Intercompany receivables                                                      1,093                  716
    Deferred taxes                                                                1,040                  375
    Other current assets                                                              -                1,086
                                                                         --------------           ----------
            Total current assets                                                  2,291                2,179

DEFERRED INCOME TAXES                                                           133,099                    -

OTHER ASSETS                                                                          -                    1
                                                                         --------------           ----------

TOTAL ASSETS                                                                   $135,390             $  2,180
                                                                               ========             ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
    Accounts payable                                                      $           6           $       96
    Other accrued liabilities                                                     3,170                  369
                                                                         --------------           ----------
      Total current liabilities                                                   3,176                  465

LONG-TERM LIABILITIES
    Notes payable to consolidated subsidiary                                          -                2,490
    Deficit in consolidated subsidiaries                                        305,941              176,023
    Deferred income taxes                                                        16,006                2,629
    Other liabilities                                                                 -                1,319
                                                                         --------------           ----------
      Total liabilities                                                         325,123              182,926
                                                                         --------------           ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
    Preferred Stock, par value $1.00 per share:
      Authorized 5,000,000 shares
      Issued 15,000 shares - Series B in 2002 and 2001                               15                 15
    Common Stock, par value $.01 per share:
      Authorized 50,000,000 shares
      Issued 27,839,658 shares in 2002 and 27,260,441 shares in 2001;
      Outstanding 24,350,658 shares in 2002 and 23,771,441 shares in 2001           278                  273
    Additional paid-in capital                                                  101,972               97,668
    Accumulated deficit                                                        (216,243)            (206,544)
    Accumulated other comprehensive loss                                        (38,754)             (35,157)
    Other:
      Common Stock held in treasury, at cost:
        3,489,000 shares in 2002 and 2001                                       (27,780)             (27,780)
      Shareholder note receivable                                                (9,221)              (9,221)
                                                                         --------------           ----------

    Total stockholders' deficit                                                (189,733)            (180,746)
                                                                         --------------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                           $135,390            $   2,180
                                                                         ==============            =========


       See notes to consolidated  financial  statements,  beginning on Page F-9.
                                  (continued)



                                                                                                         Schedule I

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS


                                                                  2002              2001             2000
                                                              -----------       ------------     ------------
                                                              (amounts in thousands except per share amounts)
SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                                     $  418          $ 1,254        $      961
                                                              --------          -------        ----------

LOSS FROM OPERATIONS                                              (418)          (1,254)             (961)

EQUITY IN EARNINGS (LOSS) OF
    CONSOLIDATED SUBSIDIARIES                                  (24,413)          (2,261)           19,652

INTEREST EXPENSE                                                    33              343               444

OTHER EXPENSE                                                        -                -            (1,047)
                                                           -----------      -----------         ---------

INCOME (LOSS) BEFORE PROVISION
    (BENEFIT) FOR INCOME TAXES                                 (24,864)          (3,858)           17,200

PROVISION (BENEFIT) FOR
    INCOME TAXES                                               (87,605)           1,754               187
                                                               -------         --------        ----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS
    AND CUMULATIVE EFFECT OF ACCOUNTING                         62,741           (5,612)           17,013

EXTRAORDINARY ITEMS                                             (1,793)               -                 -

CUMULATIVE EFFECT OF ACCOUNTING
    CHANGES                                                    (70,647)               -                -
                                                            -----------      ----------          ---------

NET INCOME (LOSS)                                              $(9,699)         $(5,612)          $17,013
                                                               =======          =======           =======

EARNINGS PER SHARE - BASIC

   INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS AND
     CUMULATIVE EFFECT OF ACCOUNTING CHANGES                 $   2.58      $      (0.24)       $    0.69
   EXTRAORDINARY ITEMS, NET OF INCOME TAXES                     (0.07)               -                 -
   CUMULATIVE EFFECT OF ACCOUNTING CHANGES                      (2.91)               -                 -
                                                           -----------      -----------         ---------
   NET INCOME (LOSS)                                         $  (0.40)     $      (0.24)       $    0.69
                                                             ========      ============        =========

EARNINGS PER SHARE - DILUTED
   INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS AND
     CUMULATIVE EFFECT OF ACCOUNTING CHANGES                 $   2.39       $     (0.24)       $    0.67
   EXTRAORDINARY ITEMS, NET OF INCOME TAXES                     (0.07)              -                  -
   CUMULATIVE EFFECT OF ACCOUNTING CHANGES                      (2.69)              -                  -
                                                                -----               -                  -
   NET INCOME (LOSS)                                          $ (0.37)      $     (0.24)       $    0.67
                                                              =======       ===========        =========

Extraordinary items and cumulative effect of accounting changes include equity in subsidiaries of $(2.8) million and $(72.0) million, respectively.

       See notes to consolidated  financial  statements,  beginning on Page F-9.
                                  (continued)



                                                                                                         Schedule I
                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS

                                                                  2002               2001              2000
                                                              ------------       ------------      ------------
OPERATING ACTIVITIES                                                             (thousands)
    Net income (loss)                                         $ (9,699)            $(5,612)           $17,013
    Adjustments to reconcile net income (loss) to
      net cash used for operating activities:
      Deferred income taxes                                    (90,681)                567                665
      Equity in (earnings) losses of consolidated subsidiaries  24,413               2,261            (19,652)
      Extraordinary items                                        1,793                   -                  -
      Cumulative effect of accounting change                    70,647                   -                  -
      Other                                                        219                 319                 88
    Changes in operating assets and liabilities:
      Intercompany receivables                                    (377)               (408)                74
      Accounts payable                                             (90)                 46                 10
      Other assets and liabilities                               2,968                 536                (34)
                                                              --------          ----------          ---------
         Net cash used for operating activities                   (807)             (2,291)            (1,836)
                                                              --------           ---------            -------

INVESTING ACTIVITIES
    Distribution from (to) subsidiaries                           (105)              3,861                  -
    Other                                                            -                   -                  -
                                                           -----------        ------------         ----------
    Net cash provided by (used for) investing activities          (105)              3,861                  -
                                                              --------            --------         ----------

FINANCING ACTIVITIES
    Proceeds from (repayments of) note payable to consolidated
      subsidiary                                                (2,490)             (2,500)             1,814
    Proceeds from exercise of stock options                      3,494                 917                 24
    Increase in cash overdraft                                      64                   -                  -
                                                              --------          ----------         ----------
         Net cash  provided by (used for) financing activities   1,068              (1,583)             1,838
                                                               -------            --------            -------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                               156                 (13)                 2

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                              2                  15                 13
                                                             ---------         -----------          ---------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                               $  158         $         2           $     15
                                                                ======         ===========           ========




Note:During  2001,  the  Company  received  a  special   distribution  from  its
     subsidiaries of $3.7 million. The proceeds were used to repay the note and interest payable to Foamex L.P.


       See notes to consolidated financial statements, beginning on Page F-9.



                                                                                                                Schedule II
                                         FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                                              VALUATION AND QUALIFYING ACCOUNTS
                                                         (thousands)

                                             Balance at      Charged to    Charged to                     Balance at
                                            Beginning of     Costs and          Other                       End of
                                                 Period       Expenses       Accounts     Deductions         Period
                                                 ------       --------       --------     ----------         ------
YEAR ENDED DECEMBER 29, 2002
Allowance for Uncollectible Accounts          $  8,720         $ 2,336   $         -        $  3,093        $  7,963
                                              ========         =======   ===========        ========        ========

Reserve for Discounts                         $  2,220     $         -      $ 15,143 (1)    $ 15,015        $  2,348
                                              ========     ===========      ========        ========        ========


YEAR ENDED DECEMBER 31, 2001
Allowance for Uncollectible Accounts          $  7,693         $ 5,479    $       88        $  4,540        $  8,720
                                              ========         =======    ==========        ========        ========

Reserve for Discounts                         $  2,233     $         -       $15,198 (1)    $ 15,211        $  2,220
                                              ========     ===========       ========       ========        ========


YEAR ENDED DECEMBER 31, 2000
Allowance for Uncollectible Accounts          $  7,474         $ 2,838  $          -        $  2,619        $  7,693
                                              ========         =======  ============        ========        ========

Reserve for Discounts                         $  2,075     $         -       $15,823 (1)     $15,665        $  2,233
                                              ========     ===========       =======         =======        ========


(1) Adjustments reflect a reduction in net sales.
