Form 10-Q
period 2003-06-29
FOAMEX INTERNATIONAL INC
filed 2003-08-13
CIK 912908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2003

                         Commission file number 0-22624



                            FOAMEX INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)




             Delaware                                      05-0473908
-----------------------------------                 -------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification Number)


1000 Columbia Avenue
Linwood, PA                                                  19061
-----------------------------------                 -------------------------
(Address of principal                                     (Zip Code)
executive offices)


Registrant's telephone number, including area code:  (610) 859-3000
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [X]

The number of shares of the registrant's common stock outstanding as of August 8, 2003 was 24,409,149.

                            FOAMEX INTERNATIONAL INC.

                                      INDEX
                                                                                                               Page
Part I.  Financial Information

         Item 1.  Financial Statements.
              Condensed Consolidated Statements of Operations (unaudited) - Quarters and
                Two Quarters Ended June 29, 2003 and June 30, 2002                                               3

              Condensed Consolidated Balance Sheets (unaudited) as of June 29, 2003 and
                December 29, 2002                                                                                4

              Condensed Consolidated Statements of Cash Flows (unaudited) - Two Quarters
                Ended June 29, 2003 and June 30, 2002                                                            5

              Notes to Condensed Consolidated Financial Statements (unaudited)                                   6

              Summarized Financial Information of Foamex Asia Company Limited                                   18

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.                                                                                19

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                   27

         Item 4.  Controls and Procedures.                                                                      27

Part II. Other Information

         Item 1.  Legal Proceedings.                                                                            28

         Item 4.  Submission of Matters to a Vote of Security Holders.                                          28

         Item 6.  Exhibits and Reports on Form 8-K.                                                             28

Signatures                                                                                                      29


PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                   Quarters Ended            Two Quarters Ended
                                                            --------------------------    -------------------------
                                                             June 29,       June 30,       June 29,        June 30,
                                                                2003           2002           2003            2002
                                                            -----------    -----------    -----------     ---------
                                                                       (thousands, except per share amounts)
NET SALES                                                    $334,344       $345,898       $662,114        $659,960

COST OF GOODS SOLD                                            294,171        298,951        590,661         575,335
                                                             --------       --------       --------        --------

GROSS PROFIT                                                   40,173         46,947         71,453          84,625

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                     19,818         21,796         40,273          39,479

RESTRUCTURING, IMPAIRMENT AND OTHER
   CHARGES (CREDITS)                                             (860)             -           (860)         (1,538)
                                                             --------       --------       --------        --------

INCOME FROM OPERATIONS                                         21,215         25,151         32,040          46,684

INTEREST AND DEBT ISSUANCE EXPENSE                             19,378         17,338         38,489          35,967

INCOME FROM EQUITY INTEREST IN JOINT VENTURES                     513            398            879           1,128

OTHER EXPENSE, NET                                               (605)        (1,588)        (1,848)         (1,238)
                                                             --------       --------       --------        --------

INCOME (LOSS) BEFORE BENEFIT FOR
   INCOME TAXES AND CUMULATIVE EFFECT OF
   ACCOUNTING CHANGES                                           1,745          6,623         (7,418)         10,607

BENEFIT FOR INCOME TAXES                                         (911)       (74,822)        (2,017)        (73,971)
                                                             --------       --------       --------        --------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGES                                           2,656         81,445         (5,401)         84,578

CUMULATIVE EFFECT OF ACCOUNTING CHANGES                             -              -              -         (70,647)
                                                             --------       --------       --------        --------

NET INCOME (LOSS)                                            $  2,656       $ 81,445       $ (5,401)       $ 13,931
                                                             ========       ========       ========        ========


EARNINGS PER SHARE - BASIC
   INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGES                                       $   0.11       $   3.35       $  (0.22)       $   3.50
   CUMULATIVE EFFECT OF ACCOUNTING CHANGES                          -              -              -           (2.92)
                                                             --------       --------       --------        --------
   NET INCOME (LOSS)                                         $   0.11       $   3.35       $  (0.22)       $   0.58
                                                             ========       ========       ========        ========


EARNINGS PER SHARE - DILUTED
   INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGES                                       $   0.10       $   3.04       $  (0.22)       $   3.18
   CUMULATIVE EFFECT OF ACCOUNTING CHANGES                          -              -              -           (2.66)
                                                             --------       --------       --------        --------
   NET INCOME (LOSS)                                         $   0.10       $   3.04       $  (0.22)       $   0.52
                                                             ========       ========       ========        ========


WEIGHTED AVERAGE NUMBER OF SHARES - BASIC                      24,407         24,282         24,379          24,198
                                                             ========       ========       ========        ========


WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED                    25,914         26,783         24,379          26,559
                                                             ========       ========       ========        ========


     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           June 29, 2003     December 29, 2002
                                                                           -------------     -----------------
ASSETS                                                                       (unaudited)
CURRENT ASSETS                                                                (thousands, except share data)
   Cash and cash equivalents                                                  $  8,032           $   4,524
   Accounts receivable, net of allowances of $10,552 in 2003
       and $10,311 in 2002                                                     189,596             191,546
   Inventories                                                                  97,591              98,010
   Deferred income taxes                                                        16,489              21,011
   Other current assets                                                         19,656              22,558
                                                                              --------           ---------
       Total current assets                                                    331,364             337,649
                                                                              --------           ---------

Property, plant and equipment                                                  420,248             418,569
Less accumulated depreciation                                                 (246,260)           (236,531)
                                                                              --------           ---------
   NET PROPERTY, PLANT AND EQUIPMENT                                           173,988             182,038

GOODWILL                                                                       126,095             125,321

DEBT ISSUANCE COSTS, net of accumulated
   amortization of $18,913 in 2003 and $14,079 in 2002                          31,993              36,827

DEFERRED INCOME TAXES                                                          103,062              97,341

SOFTWARE, net of accumulated amortization of $3,520 in
   2003 and $2,634 in 2002                                                       9,568               8,254

OTHER ASSETS                                                                    27,028              26,147
                                                                              --------           ---------

TOTAL ASSETS                                                                  $803,098           $ 813,577
                                                                              ========           =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Current portion of long-term debt                                          $     23           $      46
   Accounts payable                                                            100,311              87,400
   Accrued employee compensation and benefits                                   22,699              26,330
   Accrued interest                                                             13,975              14,173
   Accrued customer rebates                                                     15,599              18,813
   Cash overdrafts                                                              14,569              17,801
   Other accrued liabilities                                                    25,663              36,381
                                                                              --------           ---------
       Total current liabilities                                               192,839             200,944

LONG-TERM DEBT                                                                 736,081             738,540
ACCRUED EMPLOYEE BENEFITS                                                       51,311              48,022
OTHER LIABILITIES                                                               13,682              15,804
                                                                              --------           ---------
       Total liabilities                                                       993,913           1,003,310
                                                                              --------           ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Preferred Stock, par value $1.00 per share:
     Authorized 5,000,000 shares
     Issued 15,000 shares - Series B in 2003 and 2002                               15                  15
   Common Stock, par value $.01 per share:
     Authorized 50,000,000 shares
     Issued 27,898,149 shares in 2003 and 27,839,658 shares in 2002                279                 278
   Additional paid-in capital                                                  102,154             101,972
   Accumulated deficit                                                        (221,644)           (216,243)
   Accumulated other comprehensive loss                                        (34,618)            (38,754)
   Common stock held in treasury, at cost:
     3,489,000 shares in 2003 and 2002                                         (27,780)            (27,780)
   Shareholder note receivable                                                  (9,221)             (9,221)
                                                                              --------           ---------
       Total stockholders' deficiency                                         (190,815)           (189,733)
                                                                              --------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                $803,098           $ 813,577
                                                                              ========           =========

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                      Two Quarters Ended
                                                                                   ------------------------
                                                                                   June 29,        June 30,
                                                                                     2003            2002
                                                                                   --------        --------
OPERATING ACTIVITIES                                                                           (thousands)
   Net income (loss)                                                               $(5,401)        $ 13,931
   Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
     Cumulative effect of accounting changes                                             -           70,647
     Depreciation and amortization                                                  13,250           16,231
     Amortization and write off of debt issuance costs, debt premium
        and debt discount                                                            2,877            6,389
     Deferred income taxes                                                          (1,577)         (77,334)
     Other operating activities                                                      2,181               88
     Changes in operating assets and liabilities, net                                2,116          (58,617)
                                                                                   -------         --------

         Net cash provided by (used for) operating activities                       13,446          (28,665)
                                                                                   -------         --------

INVESTING ACTIVITIES
   Capital expenditures                                                             (3,501)         (10,085)
   Other investing activities                                                       (2,197)          (1,027)
                                                                                   -------         --------

         Net cash used for investing activities                                     (5,698)         (11,112)
                                                                                   -------         --------

FINANCING ACTIVITIES
   Repayments of revolving loans                                                      (979)        (125,000)
   Proceeds from long-term debt                                                          -          356,590
   Repayments of long-term debt                                                        (29)        (141,394)
   Repayments of long-term debt - related party                                          -          (31,590)
   Increase (decrease) in cash overdrafts                                           (3,232)          42,294
   Debt issuance costs                                                                   -          (25,491)
   Other financing activities                                                            -            3,478
                                                                                   -------         --------

         Net cash provided by (used for) financing activities                       (4,240)          78,887
                                                                                   -------         --------

Net increase in cash and cash equivalents                                            3,508           39,110

Cash and cash equivalents at beginning of period                                     4,524           15,064
                                                                                   -------         --------

Cash and cash equivalents at end of period                                         $ 8,032         $ 54,174
                                                                                   =======         ========

Supplemental Information:
   Cash paid for interest                                                          $35,810         $ 22,845
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

Basis of Presentation

     The accompanying condensed consolidated financial statements are unaudited and do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments considered necessary to present fairly the Company's consolidated financial position and results of operations, have been included. As of June 29, 2003, the Company revised its estimate of costs under its self-insured medical and dental plans based on recent actual claims experience. The change in estimate reduced the accrual balance and decreased cost of goods sold by approximately $1.3 million in the quarter and two quarters ended June 29, 2003. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2002 Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of trends or of results for a full year. Certain amounts in the condensed consolidated statements of operations for the quarter and two quarters ended June 30, 2002 have been reclassified to conform to the current presentation.

Accounting Changes - Extinguishment of Debt

     On April 30, 2002, Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145") was issued. The provisions of this Statement related to the rescission of Statement 4 are applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item is reclassified. The Company has reclassified the extraordinary item previously reported in the two quarters ended June 30, 2002 to interest and debt issuance expense of $4.3 million with the related tax benefit of $1.7 million included in the provision for income taxes.

2.   EARNINGS PER SHARE

     The following table shows the amounts used in computing earnings per share.

                                                              Quarters Ended          Two Quarters Ended
                                                          ---------------------     -----------------------
                                                          June 29,     June 30,     June 29,       June 30,
                                                            2003         2002       2003 (a)         2002
                                                          --------     --------     --------       --------
                                                                  (thousands, except per share amounts)
     Basic earnings per share:
       Income (loss) before cumulative effect of
         accounting changes                                $2,656      $81,445      $(5,401)       $ 84,578
       Cumulative effect of accounting changes                  -            -            -         (70,647)
                                                           ------      -------      -------        --------
       Net income (loss)                                   $2,656      $81,445      $(5,401)       $ 13,931
                                                           ======      =======      =======        ========

       Weighted average common stock
         outstanding                                       24,407       24,282       24,379          24,198
                                                           ======      =======      =======        ========

                  FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


2.     EARNINGS PER SHARE (continued)

                                                              Quarters Ended          Two Quarters Ended
                                                          ---------------------     -----------------------
                                                          June 29,     June 30,     June 29,       June 30,
                                                            2003         2002       2003 (a)         2002
                                                          --------     --------     --------       --------
                                                                  (thousands, except per share amounts)
         Income (loss) before cumulative effect of
           accounting changes                              $ 0.11      $  3.35      $ (0.22)       $   3.50
         Cumulative effect of accounting changes                -            -            -           (2.92)
                                                           ------      -------      -------        --------
         Net income (loss)                                 $ 0.11      $  3.35      $ (0.22)       $   0.58
                                                           ======      =======      =======        ========

       Diluted earnings per share:
         Income (loss) before cumulative effect of
           accounting changes                              $2,656      $81,445      $(5,401)       $ 84,578
         Cumulative effect of accounting changes                -            -            -         (70,647)
                                                           ------      -------      -------        --------
         Net income (loss)                                 $2,656      $81,445      $(5,401)       $ 13,931
                                                           ======      =======      =======        ========

         Weighted average common stock
           outstanding                                     24,407       24,282       24,379          24,198

         Incremental shares resulting from
           Stock options (b)                                    7        1,001            -             861
           Convertible preferred stock                      1,500        1,500            -           1,500
                                                           ------      -------      -------        --------

         Adjusted weighted average shares                  25,914       26,783       24,379          26,559
                                                           ======      =======      =======        ========

         Income (loss) before cumulative effect of
           accounting changes                              $ 0.10      $  3.04      $ (0.22)       $   3.18
         Cumulative effect of accounting changes                -            -            -           (2.66)
                                                           ------      -------      -------        --------
         Net income (loss)                                 $ 0.10      $  3.04      $ (0.22)       $   0.52
                                                           ======      =======      =======        ========

(a) There is no dilution resulting from potential incremental shares in the two quarters ended June 29, 2003 because the Company has a loss before cumulative effect of accounting changes and the inclusion of potential incremental shares would be antidilutive.

(b) The average number of stock options that were not included in the diluted earnings per share calculation because the exercise price was greater than the average market price aggregated 4,375,638 and 250,166 in the quarters ended June 29, 2003 and June 30, 2002, respectively and 4,411,753 and 257,750 in the two quarters ended June 29, 2003 and June 30, 2002, respectively.

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

                  FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.   STOCK-BASED COMPENSATION (continued)

                                                              Quarters Ended          Two Quarters Ended
                                                          ---------------------     -----------------------
                                                          June 29,     June 30,     June 29,       June 30,
                                                            2003         2002       2003 (a)         2002
                                                          --------     --------     --------       --------
                                                                  (thousands, except per share amounts)
       Net income (loss) as reported                       $2,656      $81,445      $(5,401)       $ 13,931
       Add:  Stock-based employee compensation
          expense included in reported net income
          (loss), net of tax provision (benefit)                1            1            2              36
       Deduct:  Total stock-based compensation
          expense determined under fair value
          based method, net of tax benefit                    (36)        (383)        (497)           (764)
                                                           ------      -------      -------        --------
       Proforma net income (loss)                          $2,621      $81,063      $(5,896)       $ 13,203
                                                           ======      =======      =======        ========

       Basic income (loss) per share
          As reported                                      $ 0.11      $  3.35      $ (0.22)       $   0.58
          Proforma                                         $ 0.11      $  3.34      $ (0.24)       $   0.55

       Diluted income (loss) per share
          As reported                                      $ 0.10      $  3.04      $ (0.22)       $   0.52
          Proforma                                         $ 0.10      $  3.03      $ (0.24)       $   0.50

4.   CUMULATIVE EFFECT OF ACCOUNTING CHANGES

     The Company has adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). As required by SFAS No. 142, the Company performed a transitional impairment test on its goodwill during 2002. The resulting impairment loss of $72.0 million has been recorded as a cumulative effect of an accounting change in the two quarters ended June 30, 2002.

     In addition, the Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") which required that any deferred credit related to an excess over cost arising from a business combination that occurred before July 1, 2001 be written off and recognized as the effect of a change in accounting principle. Accordingly, the Company recorded a $1.3 million credit as the cumulative effect of an accounting change in the two quarters ended June 30, 2002.

     Goodwill at June 29, 2003 increased by $0.8 million from December 29, 2002 as a result of foreign currency translation adjustments.

5.   RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (CREDITS)

     During the quarter ended June 29, 2003, the Company recorded a restructuring credit of $0.9 million from the reversal of prior restructuring charges no longer required, net of a $0.4 million restructuring charge reported in the Other segment as a result of an employee termination plan for approximately 300 employees at its Mexico City operations. Approximately 250 of these employees were terminated in the quarter ended June 29, 2003.

     During the two quarters ended June 30, 2002, the Company recorded a restructuring credit of $2.1 million related to the collection of deferred rent receivable which had been fully reserved for and an other charge for certain additional expenses of $0.6 million relating to the 2001 restructuring plan.

     The   following   tables  set  forth  the   components   of  the  Company's
restructuring accruals and activity for the quarter and two quarters ended June 29, 2003:


                  FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.   RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (CREDITS) (continued)

                                                            Plant Closure       Personnel
                                              Total           and Leases        Reductions       Other
                                              -----         -------------       ----------       -----
                                                                      (millions)
       Balance at March 30, 2003              $18.8            $11.3              $5.7           $1.8
       Adjustment                              (0.9)            (0.1)             (0.6)          (0.2)
       Cash spending                           (2.7)            (1.0)             (1.4)          (0.3)
                                              -----            -----              ----           ----
       Balance at June 29, 2003               $15.2            $10.2              $3.7           $1.3
                                              =====            =====              ====           ====

       Balance at December 29, 2002           $22.8            $12.6              $8.2           $2.0
       Adjustment                              (0.9)            (0.1)             (0.6)          (0.2)
       Cash spending                           (6.7)            (2.3)             (3.9)          (0.5)
                                              ------           -----              ----           ----
       Balance at June 29, 2003               $15.2            $10.2              $3.7           $1.3
                                              =====            =====              ====           ====

     The Company expects to spend approximately $8.9 million during the twelve months ending June 27, 2004, with the balance to be spent through 2012.

6.   INVENTORIES

     The components of inventory are listed below.

                                       June 29,             December 29,
                                         2003                   2002
                                       --------             ------------
                                                 (thousands)
     Raw materials and supplies        $59,531                $60,588
     Work-in-process                    17,980                 16,737
     Finished goods                     20,080                 20,685
                                       -------                -------
       Total                           $97,591                $98,010
                                       =======                =======

7.     LONG-TERM DEBT

The  components of long-term debt are listed below.

                                                                         June 29,              December 29,
                                                                           2003                    2002
                                                                         --------              ------------
       Foamex L.P. Amended Credit Facility                                        (thousands)
         Term Loan B (1)                                                 $ 39,262               $ 39,262
         Term Loan C (1)                                                   35,693                 35,693
         Term Loan D (1)                                                   51,700                 51,700
         Term Loan E (1)                                                   16,290                 16,290
         Term Loan F (1)                                                   19,243                 19,243
         Revolving credit facility (1)                                     50,844                 51,823
       10 3/4% Senior secured notes due 2009 (2) (4)                      313,216                314,237
       9 7/8% Senior subordinated notes due 2007 (2)                      148,500                148,500
       13 1/2% Senior subordinated notes due 2005 (includes
         $2,011 and $2,486 of unamortized debt premium) (2)                53,596                 54,071
       Industrial revenue bonds (3)                                         7,000                  7,000
       Other (net of unamortized debt discount of $116 in 2003
         and $137 in 2002)                                                    760                    767
                                                                         --------               --------
                                                                          736,104                738,586

       Less current portion                                                    23                     46
                                                                         --------               --------

       Long-term debt                                                    $736,081               $738,540
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

                  FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.   LONG-TERM DEBT (continued)

(1)  Subsidiary debt of Foamex L.P., guaranteed by the Company and FMXI, Inc.

(2)  Subsidiary debt of Foamex L.P. and Foamex Capital Corporation.

(3)  Subsidiary debt of Foamex L.P.

(4) Includes $13.2 million in 2003 and $14.2 million in 2002 of deferred credits on interest rate swap transactions.

     Amended Credit Facility

     The Foamex L.P. Amended Credit Facility consists of (1) the revolving credit facility, which is a non-amortizing revolving credit facility provided by a syndicate of lenders (the "$100.0 Million Revolving Credit Facility"), which provides working capital for Foamex L.P. and its subsidiary guarantors and funding for other general corporate purposes, (2) Terms B, C and D loans, (3) a Term E Loan in the initial amount of $31.6 million, the proceeds of which were borrowed at closing and used to repay in full the obligations outstanding under a note payable to Foam Funding LLC, a related party, and (4) a Term F Loan in the initial amount of $25.0 million, the proceeds of which were borrowed at closing and used to repay indebtedness outstanding under the prior revolving credit facility. The remaining obligations outstanding under the prior revolving credit facility were repaid with a portion of the proceeds from the issuance of the 10 3/4% senior secured notes (10 3/4% Senior Secured Notes") as described below.

     The commitments under the $100.0 Million Revolving Credit Facility are available to Foamex L.P. in the form of (1) revolving credit loans, (2) swing loans (subject to a $20.0 million sublimit) and (3) letters of credit (subject to a $40.0 million sublimit). At June 29, 2003, Foamex L.P. had available borrowings of $28.6 million and letters of credit outstanding of $20.6 million.

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

     Borrowings under the Amended Credit Facility bear interest at a floating rate based upon (and including a margin over), at our option, (1) the higher of
(a) the funding agent's prime rate and (b) 0.50% in excess of the Federal Reserve reported weighted average overnight rate for federal funds or (2) the higher of (x) 2.50% per annum and (y) the LIBO rate, as defined, as determined by the funding agent. The effective interest rates at June 29, 2003 for Term Loans B, C, D, E and F ranged between 7.50% and 7.88%. The effective average interest rate for revolving loans at June 29, 2003 was 7.86%. The rates increase 25 basis points each quarter that Foamex L.P.'s leverage ratio, as defined, exceeds 5.00 to 1.00. Once the leverage ratio is reduced below this level, the cumulative amount of any 25 basis point adjustment to the interest rates on borrowings are reset to zero. At June 29, 2003, the calculated leverage ratio was 11.12 to 1.00.

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

     The Company was required to cause a registration statement under the Securities Act of 1933 to be effective within 180 days of March 25, 2002. The Company filed the registration statement, but it was not effective until January 30, 2003 and therefore the Company was liable for liquidated damages from September 23, 2002 until the date the registration statement became effective. The liquidated damages were at the rate of $15,000 per week for the first 90 days, escalating by $15,000 per week for each additional 90 days. The liquidated damages of $0.3 million were paid on April 1, 2003.

                  FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


7.   LONG-TERM DEBT (continued)

     Effective May 1, 2002, the Company completed a series of interest rate swap transactions with notional amounts aggregating $300.0 million. The Company designated, documented and accounted for these interest rate swaps as fair value hedges of the Company's 10 3/4% Senior Secured Notes due April 1, 2009. The risk being hedged in these transactions was the change in fair value of the Company's 10 3/4% Senior Secured Notes based on changes in the benchmark interest rate, LIBOR. The effect of these interest rate swap transactions was to convert the fixed interest rate on the senior secured notes to floating rates reset twice per year to correspond with the interest payment dates for the 10 3/4% Senior Secured Notes. On September 18, 2002, the Company unwound the interest rate swap transactions in exchange for net cash proceeds of $18.4 million, including $3.6 million realized through lower effective interest rates while the swap transactions were in effect. The unwinding resulted in a deferred credit of $14.8 million which is being amortized through April 1, 2009, using the effective interest rate method.

9 7/8% Senior Subordinated Notes

     The 9 7/8% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and are due on June 15, 2007. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable June 15 and December 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 15, 2002. The initial redemption is at 104.938% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after June 15, 2005. At June 29, 2003 the redemption price was 103.292% plus accrued and unpaid interest.

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

13 1/2% Senior Subordinated Notes

     The 13 1/2% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and are due on August 15, 2005. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable semiannually on February 15 and August 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after August 15, 2000. The initial redemption was 106.75% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after August 15, 2004. At June 29, 2003 the redemption price was 103.375% plus accrued and unpaid interest.

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

Industrial Revenue Bonds ("IRBs")

     IRB debt includes a $1.0 million bond that matures in 2005 and a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At June 29, 2003, the interest rate was 1.25% on the $1.0 million bond and 1.00% on the $6.0 million bond. The maximum interest rate for either of the IRBs is 15.0% per annum.

     If Foamex L.P. exercises its option to convert the bonds to a fixed interest rate structure, the IRBs are redeemable at the option of the bondholders. The obligations are collateralized by certain properties, which have an approximate net carrying value of $10.9 million at June 29, 2003.

                  FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


7.   LONG-TERM DEBT (continued)

Other

     Other debt includes a non-interest bearing promissory note with a principal amount of $0.9 million at June 29, 2003 issued in connection with increasing the Company's interest in an Asian joint venture to 70.0% in 2001. The promissory note had unamortized discount of $0.1 million at June 29, 2003.

Debt Covenants

     The indentures, the Foamex L.P. Amended Credit Facility and other indebtedness agreements contain certain covenants that limit, among other things, the ability of the Company's subsidiaries (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interests, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Also, the Company's subsidiaries are required under certain of these agreements to maintain specified financial ratios of which the most restrictive are the maintenance of net worth, interest coverage, fixed charge coverage and leverage ratios, as defined. Under the most restrictive of the distribution restrictions, the Company could be paid by its subsidiaries, as of June 29, 2003, funds only to the extent to enable the Company to meet its tax payment liabilities and its normal operating expenses of up to $1.0 million annually, so long as no event of default has occurred.

     On November 15, 2002, Foamex L.P. and its bank lenders executed an amendment to the Amended Credit Facility. Under the amendment, Foamex L.P. is subject to minimum net worth, minimum EBDAIT, as defined, and maximum capital expenditure covenants through periods ending December 28, 2003. The minimum EBDAIT covenant is tested monthly, on a cumulative basis, beginning with December 2002. Foamex L.P. was in compliance with the revised covenants at December 29, 2002 and throughout the two quarters ended June 29, 2003. At June 29, 2003, Foamex L.P. exceeded the minimum net worth and minimum EBDAIT covenants by $10.2 million and $6.7 million, respectively, and its capital expenditures were $6.8 million less than the permitted maximum. Compliance with existing covenants on leverage, fixed charge coverage and interest coverage ratios is suspended through periods ending September 28, 2003, but the covenants are revised and reinstated thereafter. All of the financial covenants were established based on a business plan provided to the lenders. In addition, borrowings under the Amended Credit Facility are subject to a borrowing base calculation, which could limit borrowings under the revolving credit facility to less than the maximum commitment. Under the borrowing base calculation, availability under the Revolving Credit Facility shall equal the lesser of (1) the Revolving Credit Facility commitment or (2) the sum of 65.0% of Foamex L.P.'s accounts receivable plus 50.0% of Foamex L.P.'s inventory plus $85.0 million, less certain other adjustments for Term Loan repayments, less the outstanding balance of Term Loans. As of June 29, 2003, the borrowing base calculation did not limit borrowings under the Amended Credit Facility.

     The Company's minimum EBDAIT covenants have higher thresholds in the second half of 2003. Management's current plans to achieve EBDAIT covenant compliance require continued successful implementation of overall cost savings initiatives and specific business improvement plans. Management is also continuing to evaluate strategic alternatives in an effort to improve the Company's debt position.

                  FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


7.   LONG-TERM DEBT (continued)

Maturities of Long-Term Debt

     Scheduled maturities of long-term debt as of June 29, 2003 are shown below (thousands):

    Two quarters ending December 28, 2003                                             $     17
    2004                                                                                33,795
    2005                                                                               159,237
    2006                                                                                73,444
    2007                                                                               148,500
    Thereafter                                                                         306,000
                                                                                      --------
                                                                                       720,993
    Unamortized debt premium/discount and fair value adjustment, net                    15,111
                                                                                      --------
    Total                                                                             $736,104
                                                                                      ========

8.   INCOME TAXES

     The estimated effective tax rate of 27.2% for the two quarters ended June 29, 2003 reflects a high percentage of forecasted income from equity interest in joint ventures, which is considered to be permanently invested by the Company. Accordingly, no deferred tax liabilities are recognized on such income and the estimated effective tax rate for the two quarters ended June 29, 2003, is below the Federal statutory rate.

     The estimated effective tax rate was revised during the quarter ended June 29, 2003, to reflect an updated annual forecast of earnings. Based on the revised earnings forecast, the annual estimated effective tax rate was higher compared to the estimate from the first quarter of 2003. The income tax provision for the quarter ended June 29, 2003, includes an adjustment for the higher rate, which resulted in a net income tax benefit for the quarter.

     During the two quarters ended June 30, 2002, the Company determined that, based on the weight of available evidence including improved financial results for the rolling three years ended March 31, 2002, reduced NOL carryforward limitations based on an asset appraisal report received in the quarter ended June 30, 2002, increased projected future taxable income, and tax planning strategies initiated in the two quarters ended June 30, 2002, it was more likely than not that substantially all of its net deferred tax assets would be realized in the future. Accordingly, the Company reversed a previously recorded valuation allowance of $99.3 million. The adjustment increased net income for the two quarters ended June 30, 2002 by $77.3 million, and decreased goodwill by $12.4 million and other comprehensive loss by $9.6 million.

9.   COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are listed below.

                                                            Quarters Ended              Two Quarters Ended
                                                       -------------------------     -----------------------
                                                       June 29,         June 30,     June 29,       June 30,
                                                         2003             2002         2003           2002
                                                       --------         --------     --------       -------
                                                                            (thousands)
     Net income (loss)                                  $2,656          $81,445      $(5,401)       $13,931
     Foreign currency translation adjustments            2,569              203        4,136             34
     Pension liability adjustments                           -            9,597            -          9,597
                                                        ------          -------      -------        -------
     Total comprehensive income (loss)                  $5,225          $91,245      $(1,265)       $23,562
                                                        ======          =======      =======        =======

                  FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


10.  SEGMENT RESULTS

     Foam  Products  manufactures  and  markets  cushioning  foams for  bedding, furniture, packaging and health care applications and foam-based consumer products, such as mattress pads and children's furniture. Carpet Cushion Products manufactures and distributes rebond, prime, felt and rubber carpet padding. Automotive Products supplies foam products and laminates to major tier one suppliers and original equipment manufacturers. Technical Products manufactures and markets reticulated foams and other specialty foams for reservoiring, filtration, gasketing and sealing applications. The "Other" column in the table below represents certain manufacturing operations in Mexico City, corporate expenses not allocated to other business segments and restructuring, impairment and other charges (credits). The restructuring, impairment and other charges (credits) totaled $(0.9) million in the quarter and two quarters ended June 29, 2003 and $(1.5) million in the two quarters ended June 30, 2002.

     Segment results are presented below.

                                                   Carpet
                                         Foam      Cushion      Automotive     Technical
                                       Products    Products      Products       Products       Other         Total
                                       --------    --------     ----------     ----------     -------      --------
                                                                   (thousands)
Quarter ended June 29, 2003
Net sales                              $123,239    $ 54,291      $119,138       $30,616       $ 7,060      $334,344
Income (loss) from operations          $  7,295    $   (263)     $  7,027       $ 8,448       $(1,292)     $ 21,215
Depreciation and amortization          $  2,839    $  1,030      $    904       $   981       $ 1,352      $  7,106

Quarter ended June 30, 2002
Net sales                              $119,129    $ 60,434      $123,750       $33,460       $ 9,125      $345,898
Income (loss) from operations          $ 12,114    $ (1,224)     $  8,500       $ 7,661       $(1,900)     $ 25,151
Depreciation and amortization          $  3,602    $  1,586      $    873       $   573       $ 1,317      $  7,951

Two quarters ended June 29, 2003
Net sales                              $241,290    $103,226      $240,283       $63,004       $14,311      $662,114
Income (loss) from operations          $  9,467    $ (3,381)     $ 13,984       $16,020       $(4,050)     $ 32,040
Depreciation and amortization          $  5,608    $  1,975      $  1,591       $ 1,704       $ 2,372      $ 13,250

Two quarters ended June 30, 2002
Net sales                              $236,611    $113,233      $228,131       $64,389       $17,596      $659,960
Income (loss) from operations          $ 21,894    $ (4,218)     $ 17,022       $13,824       $(1,838)     $ 46,684
Depreciation and amortization          $  7,673    $  3,479      $  1,967       $ 1,292       $ 1,820      $ 16,231

11.  RELATED PARTY TRANSACTIONS AND BALANCES

Foam Funding LLC Debt

     During the two quarters ended June 30, 2002, Foamex Carpet paid $0.7 million of interest and $31.6 million of principal on a note payable to Foam Funding LLC, a subsidiary of Trace International Holdings ("Trace").

12.  COMMITMENTS AND CONTINGENCIES

Litigation - Breast Implants

     As of July 29, 2003, the Company and Trace were two of multiple defendants in actions filed on behalf of approximately 885 recipients of breast implants in various United States federal and state courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the court. During 1995, the Company and Trace were granted summary judgments and dismissed as defendants from all cases in the federal

                  FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


12.  COMMITMENTS AND CONTINGENCIES (continued)

courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final.

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

Litigation - Other

     During 2001, the Company was notified by an insurance provider concerning a dispute involving the reimbursement of liability claims paid on behalf of Trace before 1990. The insurance provider is contending that the Company is liable for the claims of approximately $6.1 million. The Company is strongly defending this claim and considers the claim to be without merit. If management's assessment of the Company's liability relating to this action is incorrect, this action could have a material adverse effect on the Company's financial position, results of operations and cash flows.

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

     As of June 29, 2003, the Company had accrued approximately $1.1 million for litigation and other matters in addition to the environmental matters discussed below.

Environmental and Health and Safety

     The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, are from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of June 29, 2003, the Company had accruals of approximately $2.7 million for environmental matters, including approximately $2.2 million related to mediating and monitoring soil and groundwater contamination and approximately $0.5 million related to PRP sites and other matters. Additional losses, if any, in excess of amounts currently accrued, cannot be reasonably estimated at this time. If there are additional matters or if our current estimates are incorrect, there could be a material adverse effect on the Company's financial position, results of operations and cash flows.

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

     The Company has reported to the appropriate state authorities that it found soil and/or groundwater contamination in excess of state standards at certain locations. Seven sites are currently in various stages of investigation or remediation. Accordingly, the extent of contamination and the ultimate liability is not known with certainty for all sites. During 2000, the Company reached an indemnification agreement with the former owner of the Morristown, Tennessee facility. The agreement allocates the incurred and future remediation costs between the former owner and the Company. The estimated allocation of future costs for the remediation of this facility is not significant, based on current known information. The former owner was Recticel Foam Corporation, a subsidiary of Recticel s.a.

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

                  FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
         SUMMARIZED FINANCIAL INFORMATION OF FOAMEX ASIA COMPANY LIMITED
                                (Amounts in Baht)
                                   (unaudited)

                                           Quarters Ended
                                ---------------------------------
                                   June 29,             June 30,
                                    2003                  2002
                                -----------           -----------

     Net sales                  344,002,602           481,339,700
                                ===========           ===========

     Net income                  30,060,505            22,691,404
                                ===========           ===========

                                         Two Quarters Ended
                                ---------------------------------
                                   June 29,             June 30,
                                    2003                  2002
                                -----------           -----------

     Net sales                  753,908,457           954,482,431
                                ===========           ===========

     Net income                  53,321,371            68,267,099
                                ===========           ===========

                                                As of
                                ------------------------------------
                                    June 29,            December 31,
                                     2003                 2002
                                -------------          -------------

     Total assets               1,182,032,507          1,181,143,613
                                =============          =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 29, 2003 COMPARED TO THE QUARTER ENDED JUNE 30, 2002

                                                   Carpet
                                         Foam      Cushion      Automotive     Technical
                                       Products    Products      Products       Products       Other         Total
                                       --------    --------     ----------     ----------     -------      --------
                                                                   (thousands)
Quarter ended June 29, 2003
Net sales                              $123,239    $54,291       $119,138       $30,616       $ 7,060      $334,344
Income (loss) from operations          $  7,295    $  (263)      $  7,027       $ 8,448       $(1,292)     $ 21,215
Depreciation and amortization          $  2,839    $ 1,030       $    904       $   981       $ 1,352      $  7,106
Income (loss) from operations
   as a percentage of net sales             5.9%      (0.5)%          5.9%         27.6%         n.m.*          6.3%

Quarter ended June 30, 2002
Net sales                              $119,129    $60,434       $123,750       $33,460       $ 9,125      $345,898
Income (loss) from operations          $ 12,114    $(1,224)      $  8,500       $ 7,661       $(1,900)     $ 25,151
Depreciation and amortization          $  3,602    $ 1,586       $    873       $   573       $ 1,317      $   7,951
Income (loss) from operations
   as a percentage of net sales            10.2%      (2.0)%          6.9%         22.9%         n.m.*           7.3%


* not meaningful

Income from Operations

     Net sales for the quarter ended June 29, 2003 decreased 3.3% to $334.3 million from $345.9 million in the quarter ended June 30, 2002. An increase in Foam Products net sales was more than offset by decreases in the other segments.

     The gross profit margin was $40.2 million, or 12.0%, in the quarter ended June 29, 2003 compared to $46.9 million, or 13.6%, in the 2002 period. The decrease in gross profit is primarily due to increases in the cost of our major chemical raw materials since the second half of 2002 that have not been fully recovered through customer selling price increases, partially offset by a decrease of approximately $1.3 million in our estimated liability for medical and dental costs during the quarter ended June 29, 2003.

     Income from operations for the quarter ended June 29, 2003 was $21.2 million, or 6.3% of net sales, which represented a 15.6% decrease from the $25.2 million, or 7.3% of net sales, reported during the comparable 2002 period. Results for the 2003 period included a net restructuring, impairment and other credit of $0.9 million, described in "Other" below. Partially offsetting the reduced gross profit discussed above was a decrease of $2.0 million, or 9.1% in selling, general and administrative expenses. This decrease was primarily due to lower employee costs partially offset by higher professional fees primarily related to information technology. We paid bonuses to certain employees in the quarter ended June 30, 2002 as a result of our March 25, 2002 refinancing.

     Foam Products

     Foam Products net sales for the quarter ended June 29, 2003 increased 3.5% to $123.2 million from $119.1 million in the comparable 2002 period. Increases in selling prices to customers were partially offset by decreases in volume primarily related to the closure of inefficient manufacturing facilities. Income from operations decreased 39.8% to $7.3 million in the quarter ended June 29, 2003 from $12.1 million in the comparable 2002 period as selling price increases were more than offset by higher raw material costs and lower volumes. Income from operations was 5.9% of net sales in 2003, down from 10.2% in 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the quarter ended June 29, 2003 decreased 10.2% to $54.3 million from $60.4 million in the comparable 2002 period. Selling price increases were more than offset by declines in volume as we closed several carpet cushion facilities during 2002 and 2003 to focus this business on more profitable markets. The loss from operations of $0.3 million in the quarter ended June 29, 2003 was less than the $1.2 million loss from operations in the comparable 2002 period primarily as a result of our efforts to streamline the cost structure of this segment. The loss from operations represented 0.5% of net sales in 2003 and 2.0% of net sales in 2002.

     Automotive Products

     Automotive Products net sales for the quarter ended June 29, 2003 decreased 3.7% to $119.1 million from $123.8 million in the comparable 2002 period as a result of lower volumes. Income from operations decreased 17.3% to $7.0 million compared to $8.5 million in the comparable 2002 period primarily due to the lower sales and higher raw material costs. Income from operations represented 5.9% of net sales in 2003 and 6.9% of net sales in 2002.

     Technical Products

     Net sales for Technical Products for the quarter ended June 29, 2003 decreased 8.5% to $30.6 million from $33.5 million in the comparable 2002 period primarily due to lower volumes of commodity products. Income from operations increased 10.3% to $8.4 million in the 2003 period compared to $7.7 million in the 2002 period. The improvement was due to increased sales of high-end products and lower operating expenses. Income from operations represented 27.6% of net sales in 2003 compared to 22.9% in 2002.

     Other

     Other primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to business segments and restructuring, impairment and other charges (credits). The decrease in net sales associated with this segment resulted from the Company's Mexico City operations. The loss from operations was $1.3 million in the quarter ended June 29, 2003 and $1.9 million in the quarter ended June 30, 2002 and primarily reflects corporate expenses not allocated to operating segments.

     During the quarter ended June 29, 2003, we recorded restructuring, impairment and other credits of $0.9 million from the reversal of prior restructuring charges no longer required, net of a $0.4 million restructuring charge related to terminations of approximately 300 employees at our Mexico City operations. Approximately 250 of these employees were terminated in the quarter ended June 29, 2003.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $19.4 million in the quarter ended June 29, 2003, which represented an 11.8% increase from the comparable 2002 period expense of $17.3 million. Higher debt levels, higher effective interest rates and higher amortization of debt issuance costs all contributed to the increase in 2003. As discussed in Note 7 to the condensed consolidated financial statements, a provision of the Amended Credit Facility requires an incremental interest rate margin adjustment based on the debt leverage ratio, as defined.

     Income from Equity Interest in Joint Ventures

     The income from an equity interest in an Asian joint venture was $0.5 million for the quarter ended June 29, 2003 compared to income of $0.4 million in the 2002 period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Other Income (Expense), Net

     Other expense, net was $0.6 million for the quarter ended June 29, 2003 compared to $1.6 million for the quarter ended June 30, 2002. The 2003 period includes foreign currency transaction losses of $0.6 million compared to foreign currency transaction losses of $1.6 million in 2002.

     Income Tax Expense

     As required on a quarterly basis, the estimated effective tax rate was revised during the quarter ended June 29, 2003, to reflect an updated annual forecast of earnings. Based on the revised earnings forecast, the annual estimated effective tax rate was higher compared to the estimate from the first quarter of 2003. Consequently, the income tax provision for the quarter ended June 29, 2003, includes an adjustment for the higher rate, which resulted in a net income tax benefit for the quarter. See the income tax expense discussion below for the two quarters ended June 29, 2003 concerning the revised annual effective tax rate for 2003.

     During the quarter ended June 30, 2002, we determined that, based on the weight of available evidence, including improved financial results for the rolling three years ended March 31, 2002, reduced NOL carryforward utilization limitations based on an asset appraisal report received in the quarter ended June 30, 2002, projected future taxable income, and tax planning strategies initiated in the quarter ended June 30, 2002, it was more likely than not that substantially all of our net deferred tax assets would be realized in the future. Accordingly, we reversed a previously recorded valuation allowance of $99.3 million. The adjustment increased net income for the quarter ended June 30, 2002 by $77.3 million, and decreased goodwill by $12.4 million and other comprehensive loss by $9.6 million.

RESULTS OF OPERATIONS FOR THE TWO QUARTERS ENDED JUNE 29, 2003 COMPARED TO THE TWO QUARTERS ENDED JUNE 30, 2002

                                                   Carpet
                                         Foam      Cushion      Automotive     Technical
                                       Products    Products      Products       Products       Other         Total
                                       --------    --------     ----------     ----------     -------      --------
                                                                   (thousands)
Two Quarters ended June 29, 2003
Net sales                              $241,290    $103,226      $240,283       $63,004       $14,311      $662,114
Income (loss) from operations          $  9,467    $ (3,381)     $ 13,984       $16,020       $(4,050)     $ 32,040
Depreciation and amortization          $  5,608    $  1,975      $  1,591       $ 1,704       $ 2,372      $ 13,250
Income (loss) from operations
   as a percentage of net sales             3.9%       (3.3)%        5.8%          25.4%         n.m.*          4.8%

Two Quarters ended June 30, 2002
Net sales                              $236,611    $113,233      $228,131       $64,389       $17,596      $659,960
Income (loss) from operations          $ 21,894    $ (4,218)     $ 17,022       $13,824       $(1,838)     $ 46,684
Depreciation and amortization          $  7,673    $  3,479      $  1,967       $ 1,292       $ 1,820      $ 16,231
Income (loss) from operations
   as a percentage of net sales             9.3%       (3.7)%         7.5%         21.5%         n.m.*          7.1%

* not meaningful

Income from Operations

     Net sales for the two quarters ended June 29, 2003 increased 0.3% to $662.1 million from $660.0 million in the two quarters ended June 30, 2002. The increase was primarily attributable to improved sales in Automotive Products and Foam Products, partially offset by a decrease in Carpet Cushion Products.

     The gross profit margin was $71.5 million, or 10.8%, in the two quarters ended June 29, 2003 compared to $84.6 million, or 12.8%, in the 2002 period. The decrease in gross profit is primarily due to increases in the cost of our major chemical raw materials since the second half of 2002 that have not been fully recovered through customer

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


selling price increases, partially offset by a decrease of approximately $1.3 million in our estimated liability for medical and dental costs during the two quarters ended June 29, 2003.

     Income from operations for the two quarters ended June 29, 2003 was $32.0 million, or 4.8% of net sales, which represented a 31.4% decrease from the $46.7 million, or 7.1% of net sales, reported during the comparable 2002 period and was primarily due to the reduced gross profit. Results include net restructuring, impairment and other credits of $0.9 million in 2003 and $1.5 million in 2002. Restructuring, impairment and other credits are discussed under "Other" below.

     Foam Products

     Foam Products net sales for the two quarters ended June 29, 2003 increased 2.0% to $241.3 million from $236.6 million in the comparable 2002 period. Increases in selling prices to customers and increased volumes of our consumer products were partially offset by decreases in volume in other markets. Income from operations decreased 56.8% to $9.5 million in the two quarters ended June 29, 2003 from $21.9 million in the comparable 2002 period. Income from operations was negatively impacted by increased raw material prices in the two quarters ended June 29, 2003. Income from operations was 3.9% of net sales in 2003, down from 9.3% in 2002.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the two quarters ended June 29, 2003 decreased 8.8% to $103.2 million from $113.2 million in the comparable 2002 period. Selling price increases were more than offset by declines in volume as we closed several carpet cushion facilities during 2002 and 2003 to focus this business on more profitable markets. The loss from operations was $3.4 million in the two quarters ended June 29, 2003 compared to a $4.2 million loss in the comparable 2002 period due primarily to the higher selling prices and cost containment from the streamlining of operations. The loss from operations represented 3.3% of net sales in 2003 and 3.7% of net sales in 2002.

     Automotive Products

     Automotive  Products  net sales for the two  quarters  ended June 29,  2003 increased 5.3% to $240.3 million from $228.1 million in the comparable 2002 period. The improvement primarily reflects an inventory correction by our customers during the first half of 2002. Income from operations decreased 17.8% to $14.0 million compared to $17.0 million in the comparable 2002 period primarily due to higher raw material costs. Income from operations represented 5.8% of net sales in 2003 and 7.5% of net sales in 2002.

     Technical Products

     Net sales for Technical Products for the two quarters ended June 29, 2003 decreased 2.2% to $63.0 million from $64.4 million in the comparable 2002 period primarily due to lower volumes. Income from operations increased 15.9% to $16.0 million in the 2003 period compared to $13.8 million in the 2002 period. The improvement is primarily due to increased sales of higher-end products. Income from operations represented 25.4% of net sales in 2003 compared to 21.5% in 2002.

     Other

     Other primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to business segments and restructuring, impairment and other charges (credits). The decrease in net sales associated with this segment resulted from the Company's Mexico City operations. The loss from operations was $4.1 million in the two quarters ended June 29, 2003 and $1.8 million in the two quarters ended June 30, 2002 reflected generally higher corporate expenses in 2003 and included restructuring and other credits discussed below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     During the two quarters ended June 29, 2003, we recorded restructuring, impairment and other credits of $0.9 million from the reversal of prior restructuring charges no longer required, net of a $0.4 million restructuring charge associated with terminations of approximately 300 employees at our Mexico City operations. Approximately 250 of these employees were terminated in the two quarters ended June 29, 2003.

     During the two quarters ended June 30, 2002, we recorded restructuring, impairment and other credits of $1.5 million, primarily from the reimbursement of certain lease costs.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $38.5 million in the two quarters ended June 29, 2003, which represented a 7.0% increase from the comparable 2002 period expense of $36.0 million. The 2002 period included a $4.3 million charge relating to the write off of debt issuance costs as a result of an early extinguishment of debt. Higher average debt levels, higher effective interest rates and higher amortization of debt issuance costs all contributed to the increase in 2003. As discussed in Note 7 to the condensed consolidated financial statements, a provision of the Amended Credit Facility requires an incremental interest rate margin adjustment based on the debt leverage ratio, as defined.

     Income from Equity Interest in Joint Ventures

     The income from an equity interest in an Asian joint venture was $0.9 million for the two quarters ended June 29, 2003 compared to income of $1.1 million in the 2002 period.

     Other Income (Expense), Net

     Other expense, net was $1.8 million for the two quarters ended June 29, 2003 compared to $1.2 million for the two quarters ended June 30, 2002. The 2003 period includes foreign currency transaction losses of $1.7 million compared to foreign currency transaction losses of $1.0 million in 2002.

     Income Tax Expense

     The estimated effective tax rate of 27.2% for the two quarters ended June 29, 2003 reflects a high percentage of forecasted income from equity interest in joint ventures, which is considered to be permanently invested. Accordingly, no deferred tax liabilities are recognized on such income and the estimated effective tax rate for the two quarters ended June 29, 2003, is below the Federal statutory rate.

     During the two quarters ended June 30, 2002, we determined that, based on the weight of available evidence, including improved financial results for the rolling three years ending March 31, 2002, reduced NOL carryforward utilization limitations based on as asset appraisal report received in the quarter ended June 30, 2002, projected future taxable income, and tax planning strategies initiated in the two quarters ended June 30, 2002, it was more likely than not that substantially all of our net deferred tax assets would be realized in the future. Accordingly, we reversed a previously recorded valuation allowance of $99.3 million. The adjustment increased net income for the two quarters ended June 30, 2002 by $77.3 million, and decreased goodwill by $12.4 million and other comprehensive loss by $9.6 million.

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

     Cash and cash equivalents were $8.0 million at June 29, 2003 compared to $4.5 million at December 29, 2002. Working capital at June 29, 2003 was $138.5 million and the current ratio was 1.7 to 1 compared to working capital at December 29, 2002 of $136.7 million and a current ratio of 1.7 to 1.

     Total debt at June 29, 2003 was $736.1 million, down $2.5 million from December 29, 2002. As of June 29, 2003, there were $50.8 million of revolving credit borrowings under the Foamex L.P. credit facility with $28.6 million available for borrowings and $20.6 million of letters of credit outstanding. Foamex Canada Inc. ("Foamex Canada") did not have any outstanding borrowings as of June 29, 2003 under Foamex Canada's revolving credit agreement, with unused availability of approximately $5.9 million.

     In 2002, Foamex L.P. purchased and retired $49.0 million of the 13 1/2% senior subordinated notes, including unamortized debt premium of $2.5 million, and $1.5 million of the 9 7/8% senior subordinated notes for a total purchase price of $48.5 million.

     On November 15, 2002, Foamex L.P. and its bank lenders executed an amendment to the Amended Credit Facility. Under the amendment, Foamex L.P. is subject to minimum net worth, minimum EBDAIT, as defined, and maximum capital expenditure covenants through periods ending December 28, 2003. The minimum EBDAIT covenant is tested monthly on a cumulative basis beginning with December 2002. Foamex L.P. was in compliance with the revised covenants at December 29, 2002 and throughout the two quarters ended June 29, 2003. At June 29, 2003, Foamex L.P. exceeded the minimum net worth and minimum EBDAIT covenants by $10.2 million and $6.7 million, respectively, and its capital expenditures were $6.8 million less than the permitted maximum. Compliance with existing covenants on leverage, fixed charge coverage and interest coverage ratios is suspended through periods ending September 28, 2003, but the covenants are revised and reinstated thereafter. All of the financial covenants were established based on a business plan provided to the lenders. In addition, borrowings under the Amended Credit Facility are subject to a borrowing base calculation, which could limit borrowings under the revolving credit facility to less than the maximum commitment. As of June 29, 2003, the borrowing base calculation does not limit borrowings under the Amended Credit Facility.

     Foamex L.P.'s minimum EBDAIT covenants have higher thresholds in the second half of 2003. Management's current plans to achieve EBDAIT covenant compliance require continued successful implementation of overall cost savings initiatives and specific business improvement plans. Management is also continuing to evaluate strategic alternatives in an effort to reduce the cost and improve the maturity structure of our debt, see below. There can be no assurance that we will be successful in achieving our plans or complying with the amended covenants, as there are a number of factors beyond our control, including any further raw material cost changes and customer acceptances of selling price increases that are necessary for us to be successful. Additionally, compliance with the financial covenants may not be met if business conditions are not as anticipated or other unforeseen events impact results unfavorably. In the event that such noncompliance appears likely, or occurs, we will seek the lenders' further approval of amendments to, or waivers of, such financial covenants. Historically, we have been able to renegotiate financial covenants and/or obtain waivers. Management currently believes that obtaining waivers and/or amendments in the future may be difficult, or not possible if required. If amendments or waivers are not obtained, Foamex L.P. would be in default and lenders could demand immediate payment of Foamex L.P.'s outstanding debt under the Amended Credit Facility. In addition, it is possible that the holders of Foamex L.P.'s Senior Secured Notes and Senior Subordinated Notes could also demand immediate payment. We may not be able to secure additional financing at a reasonable cost, or at all. The lack of financing would have a material adverse effect on our financial position and could impair our ability to continue as a going concern.

     During the third quarter of 2003, we anticipate refinancing our Amended Credit Facility by entering into a new $240.0 Million Senior Secured Credit Facility, consisting of a $190.0 million revolving credit facility and a $50.0 million term loan with a new group of lenders and an $80.0 million term loan facility with another lender. Both of the new facilities are expected to mature in the second quarter of 2007. A significant portion of the proceeds

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

under these anticipated new facilities would be used to repay all outstanding balances under the Foamex L.P. Amended Credit Facility (see Note 7), with the effect of extending the maturity of approximately $213.0 million of debt that would have been due at various times through 2006, while requiring only approximately $25.0 million in principal payments under the proposed new facility. The remaining proceeds would be used to fund operations, as required.

     Borrowings under the new $240.0 Million Senior Secured Credit Facility would be limited to eligible amounts of accounts receivable, inventory, equipment and real estate which would be pledged as collateral for the related borrowings and would bear interest based upon a margin over LIBOR. We expect the term loan to require quarterly installment principal payments.

     Borrowings under the $80.0 million term loan facility would bear interest based upon a margin over the Prime rate.

     Financial covenants under these new facilities would be limited to a quarterly fixed charge coverage ratio and maximum annual capital expenditures. The facilities will be subject to a maximum borrowing test. Additionally, the termination of the Amended Credit Facility would result in a noncash charge of approximately $13.0 million related to the write off of debt issuance cost associated with that borrowing.

     If we are successful in completing the refinancing efforts, Foamex L.P. would no longer be subject to the covenants under the Amended Credit Facility. However, there can be no assurance that we will be able to consummate these transactions as currently anticipated, if at all. If we are not successful in completing this refinancing, Foamex L.P. would continue to be subject to the covenants and provisions of the Amended Credit Facility, described above.

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

     Foamex L.P. was required to cause a registration statement under the Securities Act of 1933 for its 10 3/4% Senior Secured Notes to be effective within 180 days of March 25, 2002. Foamex L.P. filed the registration statement, but it was not effective until January 30, 2003 and therefore Foamex L.P. was liable for liquidated damages from September 23, 2002 until January 30, 2003. The liquidated damages were at the rate of $15,000 per week for the first 90 days, escalating by $15,000 per week for each additional 90 days. The liquidated damages of $0.3 million were paid on April 1, 2003.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     We have deferred income tax assets aggregating $119.6 million as of June 29, 2003 that primarily represent the benefit of future tax deductions and net operating loss carryforwards available to offset future taxable income in the U.S. In order to realize these assets, we must generate sufficient future taxable income to offset our U. S. net operating loss carryforwards which aggregated approximately $209.8 million at December 29, 2002. Approximately $113.0 million of the net operating loss carryforwards expire in the years 2010 to 2012 with the majority of the remaining balance expiring in the years 2020 to 2022. If we are unable to generate sufficient taxable income to utilize the net operating loss carryforwards on a timely basis, some or all of our deferred tax assets will be required to be written off through a charge to operations in future years. We evaluate the realizability of deferred tax assets on an annual basis or if there is a significant change in circumstances that may cause a change in our judgment about realizability of the deferred tax assets. Any valuation allowance that may be required to be established as a result of this evaluation process could have a material adverse effect on future results of operations.

     Cash Flow from Operating Activities

     Cash provided by operating activities in the two quarters ended June 29, 2003 was $13.4 million compared to cash used of $28.7 million in the two quarters ended June 30, 2002. Accounts receivable decreased by $2.0 million primarily as a result of an increase in the allowance for uncollectible accounts in the two quarters ended June 29, 2003, while accounts payable and cash overdrafts increased by a net $9.7 million as a result of the timing of our payments to vendors and the effect of higher payments for raw materials.

     Cash Flow from Investing Activities

     Cash used for investing activities totaled $5.7 million for the two quarters ended June 29, 2003. Cash requirements included capital expenditures of $3.5 million and capitalized software development costs of $2.2 million. In the two quarters ended June 29, 2002, cash used for investing activities was $11.1 million which consisted principally of capital expenditures of $10.1 million. The estimated capital expenditures for the full year 2003 are expected to be approximately $10.0 million.

     Cash Flow from Financing Activities

     Cash used for financing activities was $4.2 million for the two quarters ended June 29, 2003 compared to $78.9 million of cash provided in the comparable period of 2002. Cash provided for the 2002 period primarily reflected the Company's March 25, 2002 refinancing.

     Environmental Matters

     We are subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with our compliance with such laws and regulations did not have a material adverse effect on our operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded in connection with environmental matters as of June 29, 2003 was $2.7 million. Although it is possible that new information or future developments could require us to reassess its potential exposure to all pending environmental matters, including those described in Note 12 to our condensed consolidated financial statements, we believe that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on our operations, financial position, capital expenditures or competitive position.

     Market Risk

     The Company has debt securities with variable interest rates subject to market risk for changes in interest rates. On June 29, 2003, indebtedness with variable interest rates aggregated $220.0 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $2.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     Forward-Looking Statements

     This report contains forward-looking statements and should be read in conjunction with the discussion regarding forward-looking statements set forth in our Annual Report on Form 10-K for the year ended December 29, 2002.


     Accounting Change

     Statement of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure" ("SFAS No. 148") which is effective for fiscal years ending after December 15, 2002, provided alternative methods of transition for a voluntary change to the fair value based method and requires more prominent and more frequent disclosures in the financial statements about the effects of stock-based compensation. We elected to continue accounting for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, and its related interpretations. See
Note 3 to the condensed consolidated financial statements for disclosures related to stock compensation required by SFAS No. 148.

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

Item 4. Submission of Matters to a Vote of Security Holders.

        The Company held its Annual Meeting of Stockholders on May 23, 2003. Listed below is a summary of the proposals voted on.

        Election of Directors

        All nine of the nominees for director received the votes necessary for election to serve for one-year terms or until their successors have been duly elected and qualified.

       Director                        For               Withhold Authority
-------------------             ----------------         ------------------
Marshall S. Cogan                19,894,832                   1,413,978
John V. Tunney                   18,986,804                   2,322,006
Robert J. Hay                    19,160,007                   2,148,803
S. Dennis N. Belcher             20,216,091                   1,092,719
Thomas E. Chorman                20,916,043                     392,767
Luis J. Echarte                  19,976,329                   1,332,481
Stuart J. Hershon                19,737,244                   1,571,566
Raymond E. Mabus, Jr.            19,975,951                   1,332,859
Henry Tang                       20,293,291                   1,015,519

Item 6.    Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              31.1    Certification of Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2    Certification of Chief Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1    Certification  of Chief  Executive  Officer  pursuant to
                      Section 906 of the  Sarbanes-Oxley Act of 2002.

              32.2    Certification  of Chief  Financial  Officer  pursuant to
                      Section 906 of the  Sarbanes-Oxley Act of 2002.

          (b) The Company filed the following Current Reports on Form 8-K for the quarter ended June 29, 2003:

               On May 15, 2003, a report under Item 12, Results of Operations and Financial Condition concerning the disclosure of a Non-GAAP financial measure during the Company's earnings teleconference and furnishing a copy of the Registrant's earnings press release for the quarter ended March 30, 2003.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FOAMEX INTERNATIONAL INC.

Date:  August 13, 2003                By:   /s/  K. Douglas Ralph
                                            -----------------------------------
                                            K. Douglas Ralph
                                            Executive Vice President and Chief
                                            Financial Officer
                                            (Duly Authorized Officer)


Date:  August 13, 2003                By:   /s/  Bruno Fontanot
                                            -----------------------------------
                                            Bruno Fontanot
                                            Senior Vice President - Finance
                                            and Chief Accounting Officer