Form 10-Q/A
period 2003-03-30
FOAMEX INTERNATIONAL INC
filed 2004-01-23
CIK 912908

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

     Foamex International Inc. (the "Company") is filing this Form 10-Q/A to restate its unaudited condensed consolidated financial statements as of March 30, 2003 and for the quarter then ended as discussed in Note 13 to the condensed consolidated financial statements. The Company has also updated its Management's Discussion and Analysis of Financial Condition and Results of Operations to give effect to the restatement, but has not updated any disclosures to reflect other developments since the original filing.


                            FOAMEX INTERNATIONAL INC.

                                      INDEX

                                                                                                               Page
Part I.  Financial Information

         Item 1.  Financial Statements.
              Condensed Consolidated Statements of Operations (unaudited) - Quarters
                Ended March 30, 2003 (restated) and March 31, 2002                                               3

              Condensed Consolidated Balance Sheets as of March 30, 2003 (unaudited) (restated)
                and December 29, 2002                                                                            4

              Condensed Consolidated Statements of Cash Flows (unaudited) - Quarters
                Ended March 30, 2003 (restated) and March 31, 2002                                               5

              Notes to Condensed Consolidated Financial Statements (unaudited)                                   6

              Summarized Financial Information of Foamex Asia Company Limited (unaudited)                       18

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.                                                                                19

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                   24

         Item 4.  Controls and Procedures.                                                                      24

Part II. Other Information

         Item 1.  Legal Proceedings.                                                                            25

         Item 6.  Exhibits and Reports on Form 8-K.                                                             25

Signatures                                                                                                      26

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                                             Quarters Ended
                                                                                    -------------------------------
                                                                                      March 30,           March 31,
                                                                                       2003                 2002
                                                                                    -------------        ----------
                                                                                    (as restated
                                                                                    see Note 13)
                                                                                  (thousands, except per share amounts)

NET SALES                                                                             $328,151            $314,062

COST OF GOODS SOLD                                                                     297,614             276,384
                                                                                      --------            --------

GROSS PROFIT                                                                            30,537              37,678

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                            20,899              17,683

RESTRUCTURING, IMPAIRMENT AND OTHER CREDITS                                                  -              (1,538)
                                                                                      --------            --------


INCOME FROM OPERATIONS                                                                   9,638              21,533

INTEREST AND DEBT ISSUANCE EXPENSE                                                      19,111              18,629

INCOME FROM EQUITY INTEREST IN JOINT VENTURES                                              366                 730

OTHER INCOME (EXPENSE), NET                                                             (1,615)                350
                                                                                      --------            --------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND
   CUMULATIVE EFFECT OF ACCOUNTING CHANGES                                             (10,722)              3,984

PROVISION (BENEFIT) FOR INCOME TAXES                                                      (300)                851
                                                                                      --------            --------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGES                                                                  (10,422)              3,133

CUMULATIVE EFFECT OF ACCOUNTING CHANGES                                                      -             (70,647)
                                                                                      --------            --------

NET LOSS                                                                              $(10,422)           $(67,514)
                                                                                      ========            ========

EARNINGS PER SHARE - BASIC
   INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES                       $  (0.43)           $   0.13
   CUMULATIVE EFFECT OF ACCOUNTING CHANGES                                                   -               (2.93)
                                                                                      --------            --------
   NET LOSS                                                                           $  (0.43)           $  (2.80)
                                                                                      ========            ========

EARNINGS PER SHARE - DILUTED
   INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES                       $  (0.43)           $   0.12
   CUMULATIVE EFFECT OF ACCOUNTING CHANGES                                                   -               (2.68)
                                                                                      --------            --------
   NET LOSS                                                                           $  (0.43)           $  (2.56)
                                                                                      ========            ========

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC                                               24,351              24,113
                                                                                      ========            ========

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED                                             24,351              26,334
                                                                                      ========            ========

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           March 30, 2003    December 29, 2002
                                                                           --------------    -----------------
                                                                             (unaudited)
                                                                             (as
                                                                             restated
ASSETS                                                                       see Note 13)
CURRENT ASSETS                                                                (thousands, except share data)
   Cash and cash equivalents                                                 $   2,725           $   4,524
   Accounts receivable, net of allowances of $9,880 in 2003
      and $10,311 in 2002                                                      210,475             191,546
   Inventories                                                                 109,511              98,010
   Deferred income taxes                                                        21,013              21,011
   Other current assets                                                         21,347              22,558
                                                                             ---------           ---------
       Total current assets                                                    365,071             337,649
                                                                             ---------           ---------

Property, plant and equipment                                                  420,555             418,569
Less accumulated depreciation                                                 (242,564)           (236,531)
                                                                             ---------           ---------
   NET PROPERTY, PLANT AND EQUIPMENT                                           177,991             182,038

GOODWILL                                                                       125,630             125,321

DEBT ISSUANCE COSTS, net of accumulated
   amortization of $16,493 in 2003 and $14,079 in 2002                          34,413              36,827

DEFERRED INCOME TAXES                                                           96,236              97,341

OTHER ASSETS                                                                    35,054              34,401
                                                                             ---------           ---------

TOTAL ASSETS                                                                 $ 834,395           $ 813,577
                                                                             =========           =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Current portion of long-term debt                                         $      30           $      46
   Accounts payable                                                            122,586              87,400
   Accrued employee compensation and benefits                                   27,002              26,330
   Accrued interest                                                             24,210              14,173
   Accrued customer rebates                                                     14,001              18,813
   Cash overdrafts                                                               9,052              17,801
   Other accrued liabilities                                                    30,025              36,381
                                                                             ---------           ---------
       Total current liabilities                                               226,906             200,944

LONG-TERM DEBT                                                                 742,864             738,540
ACCRUED EMPLOYEE BENEFITS                                                       48,682              48,022
OTHER LIABILITIES                                                               14,529              15,804
                                                                             ---------           ---------
       Total liabilities                                                     1,032,981           1,003,310
                                                                             ---------           ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Preferred Stock, par value $1.00 per share:
     Authorized 5,000,000 shares
     Issued 15,000 shares - Series B in 2003 and 2002                               15                  15
   Common Stock, par value $.01 per share:
     Authorized 50,000,000 shares
     Issued 27,839,658 shares in 2003 and 2002                                     278                 278
   Additional paid-in capital                                                  101,974             101,972
   Accumulated deficit                                                        (226,665)           (216,243)
   Accumulated other comprehensive loss                                        (37,187)            (38,754)
   Common stock held in treasury, at cost:
     3,489,000 shares in 2003 and 2002                                         (27,780)            (27,780)
   Shareholder note receivable                                                  (9,221)             (9,221)
                                                                             ---------           ----------
       Total stockholders' deficiency                                         (198,586)           (189,733)
                                                                             ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                               $ 834,395           $ 813,577
                                                                             =========           =========

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                        Quarters Ended
                                                                                ------------------------------
                                                                                  March 30,        March 31,
                                                                                    2003             2002
                                                                                -------------    -------------
                                                                                  (as restated
                                                                                  see Note 13)
                                                                                               (thousands)
OPERATING ACTIVITIES
   Net loss                                                                       $(10,422)        $(67,514)
   Adjustments to reconcile net loss to net cash provided
     by (used for) operating activities:
     Cumulative effect of accounting changes                                             -           70,647
     Depreciation and amortization                                                   6,105            8,280
     Amortization and write off of debt issuance costs, debt premium
        and debt discount                                                            1,439            4,980
     Other operating activities                                                       (261)             487
     Changes in operating assets and liabilities, net                                8,277          (41,795)
                                                                                  --------         --------
         Net cash provided by (used for) operating activities                        5,138          (24,915)
                                                                                  --------         --------

INVESTING ACTIVITIES
   Capital expenditures                                                             (2,028)          (6,354)
   Other investing activities                                                       (1,208)             (55)
                                                                                  --------         --------
         Net cash used for investing activities                                     (3,236)          (6,409)

                                                                                  --------         --------

FINANCING ACTIVITIES
   Proceeds from (repayments of) revolving loans                                     5,066         (125,000)
   Proceeds from long-term debt                                                          -          356,590
   Repayments of long-term debt                                                        (18)        (140,686)
   Repayments of long-term debt - related party                                          -          (31,590)
   Increase (decrease) in cash overdrafts                                           (8,749)          12,949
   Debt issuance costs                                                                   -          (24,691)
   Other financing activities                                                            -            2,858
                                                                                  --------         --------
         Net cash provided by (used for) financing activities                       (3,701)          50,430
                                                                                  --------         --------

Net increase (decrease) in cash and cash equivalents                                (1,799)          19,106

Cash and cash equivalents at beginning of period                                     4,524           15,064
                                                                                  --------         --------

Cash and cash equivalents at end of period                                        $  2,725         $ 34,170
                                                                                  ========         ========

Supplemental Information:
   Cash paid for interest                                                         $  7,635         $ 15,292
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

                                                                                   Quarters Ended
                                                                        -------------------------------------
                                                                          March 30,               March 31,
                                                                            2003                    2002
                                                                         ---------               ----------
                                                                        (thousands, except per share amounts)
     Basic earnings per share:
       Income (loss) before cumulative effect of accounting changes       $(10,422)               $  3,133
       Cumulative effect of accounting changes                                   -                 (70,647)
                                                                          --------                --------
       Net loss                                                           $(10,422)               $(67,514)
                                                                          ========                ========

       Weighted average common stock outstanding                            24,351                  24,113
                                                                          ========                ========

       Income (loss) before cumulative effect of accounting changes       $  (0.43)               $   0.13
       Cumulative effect of accounting changes                                   -                   (2.93)
                                                                          --------                --------
       Net loss                                                           $  (0.43)               $  (2.80)
                                                                          ========                ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2.     EARNINGS PER SHARE (continued)

                                                                                   Quarters Ended
                                                                        -------------------------------------
                                                                          March 30,               March 31,
                                                                            2003                    2002
                                                                         ---------               ----------
                                                                        (thousands, except per share amounts)
       Diluted earnings per share:
         Income (loss) before cumulative effect of accounting changes     $(10,422)               $  3,133
         Cumulative effect of accounting changes                                 -                 (70,647)
                                                                          --------                --------
         Net loss                                                         $(10,422)               $(67,514)
                                                                          ========                ========

         Weighted average common stock outstanding                          24,351                  24,113

         Incremental shares resulting from
           Stock options (b)                                                     -                     721
           Convertible preferred stock                                           -                   1,500
                                                                          --------                --------

         Adjusted weighted average shares                                   24,351                  26,334
                                                                          ========                ========

         Income (loss) before cumulative effect of accounting changes     $  (0.43)               $   0.12
         Cumulative effect of accounting changes                                 -                   (2.68)
                                                                          --------                --------
         Net loss                                                         $  (0.43)               $  (2.56)
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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


3.   STOCK-BASED COMPENSATION (continued)

                                                                                   Quarters Ended
                                                                        -------------------------------------
                                                                          March 30,               March 31,
                                                                            2003                    2002
                                                                         ---------               ----------
                                                                          (thousands, except per share data)
       Net loss as reported                                               $(10,422)               $(67,514)
       Add:  Stock-based employee compensation
          expense included in reported net loss,
          net of tax benefit                                                     1                      35
       Deduct:  Stock-based employee compensation
          expense determined under fair value
          based method, net of tax benefit                                    (461)                   (381)
                                                                          --------                --------
       Proforma net loss                                                  $(10,882)               $(67,860)
                                                                          ========                ========

       Basic loss per share
          As reported                                                     $  (0.43)               $  (2.80)
          Proforma                                                        $  (0.45)               $  (2.81)

       Diluted loss per share
          As reported                                                     $  (0.43)               $  (2.56)
          Proforma                                                        $  (0.45)               $  (2.58)

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

     The   following   table  sets  forth  the   components   of  the  Company's
restructuring accruals and activity for the quarter ended March 30, 2003:

                                                                 Plant Closure       Personnel
                                                    Total          and Leases        Reductions         Other
                                                   -------       -------------       ----------        -------
                                                                          (millions)
     Balance at December 29, 2002                   $22.8            $12.6              $8.2            $2.0
     Cash receipts (spending)                        (4.0)            (1.3)             (2.5)           (0.2)
                                                    -----            -----              ----            ----
     Balance at March 30, 2003                      $18.8            $11.3              $5.7            $1.8
                                                    =====            =====              ====            ====

     The Company expects to spend approximately $11.2 million during the twelve months ending March 28, 2004, with the balance to be spent through 2012.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.   INVENTORIES

     The components of inventory are listed below.

                                         March 30,             December 29,
                                           2003                   2002
                                         --------              ------------
                                                 (thousands)
     Raw materials and supplies          $ 72,107                $60,588
     Work-in-process                       17,355                 16,737
     Finished goods                        20,049                 20,685
                                         --------                -------
       Total                             $109,511                $98,010
                                         ========                =======

7.   LONG-TERM DEBT

     The components of long-term debt are listed below.

                                                                       March 30,            December 29,
                                                                         2003                   2002
                                                                      ----------           -------------
     Foamex L.P. Amended Credit Facility                                        (thousands)
       Term Loan B (1)                                                 $ 39,262              $ 39,262
       Term Loan C (1)                                                   35,693                35,693
       Term Loan D (1)                                                   51,700                51,700
       Term Loan E (1)                                                   16,290                16,290
       Term Loan F (1)                                                   19,243                19,243
       Revolving credit facility (1)                                     56,889                51,823
     10 3/4% Senior secured notes due 2009 (2) (4)                      313,730               314,237
     9 7/8% Senior subordinated notes due 2007 (2)                      148,500               148,500
     13 1/2% Senior subordinated notes due 2005 (includes
       $2,248 and $2,486 of unamortized debt premium) (2)                53,833                54,071
     Industrial revenue bonds (3)                                         7,000                 7,000
     Other (net of unamortized debt discount of $126 in 2003
       and $137 in 2002)                                                    754                   767
                                                                       --------              --------
                                                                        742,894               738,586

     Less current portion                                                    30                    46
                                                                       --------              --------

     Long-term debt                                                    $742,864              $738,540
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
                                                                       ========

8.   INCOME TAXES

     The effective tax rate of 21.4% in 2002 reflects the partial reversal of the deferred income tax asset valuation allowance recognized in 1998. The valuation allowance was reduced to reflect the utilization of Federal loss carryforwards that reduced the current tax component of the Federal tax provision. Additionally, the valuation allowance was reduced to offset the net deferred Federal tax liability generated in 2002. The effective tax rate of 2.8% in 2003 reflects a high percentage of forecasted income from equity interests in joint ventures, which is considered to be permanently invested by the Company. Accordingly, no deferred tax liabilities are recognized on such income and the 2003 effective tax rate is below the Federal statutory rate.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.   COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are listed below.

                                                            Quarters Ended
                                                      March 30,       March 31,
                                                         2003           2002
                                                      ---------       ---------
                                                             (thousands)
     Net loss                                         $(10,422)       $(67,514)
     Foreign currency translation adjustments            1,567            (169)
                                                      --------        --------
     Total comprehensive loss                         $ (8,855)       $(67,683)
                                                      ========        ========

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

     Segment results are presented below.

                                                    Carpet
                                         Foam       Cushion    Automotive     Technical
                                       Products     Products    Products       Products      Other        Total
                                       --------     --------   ----------     ----------   ---------   -----------
                                                                   (thousands)
Quarter ended March 30, 2003
Net sales                              $118,230     $49,137     $121,145       $32,388     $ 7,251      $328,151
Income (loss) from operations          $  1,039     $(2,883)    $  6,868       $ 7,476     $(2,862)     $  9,638
Depreciation and amortization          $  2,904     $   868     $    753       $   755     $   825      $  6,105

Quarter ended March 31, 2002
Net sales                              $117,482     $52,799     $104,381       $30,929     $ 8,471      $314,062
Income (loss) from operations          $  9,780     $(2,994)    $  8,522       $ 6,163     $    62      $ 21,533
Depreciation and amortization          $  4,071     $ 1,893     $  1,094       $   719     $   503      $  8,280


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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13.    RESTATEMENT

     Subsequent to the issuance of the Company's unaudited condensed consolidated financial statements as of March 30, 2003 and for the quarter then ended, the Company's management determined that there had been a calculation error in the carrying value of certain chemicals that had an impact on inventories as of March 30, 2003 and cost of goods sold for the quarter ended March 30, 2003. The accompanying unaudited condensed consolidated financial statements have been restated to reduce inventories at March 30, 2003 and increase cost of goods sold for the quarter ended March 30, 2003 by $0.9 million. In addition, the Company's management determined that it was appropriate to record certain other adjustments for items that had originally been recorded in subsequent interim periods of 2003. These adjustments included a $0.4 million increase in net sales, a $0.4 million increase in selling, general and administrative expenses and a $0.4 million increase in foreign currency transaction losses in the quarter ended March 30, 2003. Due to these changes, the Company also adjusted the calculation of the benefit for income taxes for the quarter ended March 30, 2003. As a result, the accompanying unaudited condensed consolidated financial statements as of March 30, 2003 and for the quarter then ended have been restated to reflect the above matters.

     A summary of the significant effects of the restatement is as follows:

                                                                       Quarter Ended March 30, 2003
                                                                   ------------------------------------
                                                                   Previously
                                                                     Reported                 Restated
                                                                   -----------                --------
       Statement of Operations                                      (thousands, except per share data)
         Cost of Goods Sold                                          $296,490                 $297,614
         Income from Operations                                      $ 10,825                 $  9,638
         Other Income (Expense)                                      $ (1,243)                $ (1,615)
         Loss before Benefit for Income Taxes                        $ (9,163)                $(10,722)
         Benefit for Income Taxes                                    $ (1,106)                $   (300)
         Net Loss                                                    $ (8,057)                $(10,422)

         Earnings Per Share
           Basic                                                     $  (0.33)                $  (0.43)
                                                                     =========                ========
           Diluted                                                   $  (0.33)                $  (0.43)
                                                                     =========                ========

                                                                              March 30, 2003
                                                                   ------------------------------------
                                                                   Previously
                                                                     Reported                 Restated
                                                                   -----------                --------
       Balance Sheet                                                           (thousands)
         Cash and cash equivalents                                   $  3,097                 $  2,725
         Inventories                                                 $110,874                 $109,511

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


         SUMMARIZED FINANCIAL INFORMATION OF FOAMEX ASIA COMPANY LIMITED
                                (Amounts in Baht)
                                   (unaudited)

                                                     Quarters Ended
                                            -----------------------------------
                                               March 31,           March 31,
                                                 2003                2002
                                            -------------        --------------

     Net sales                                409,905,855          473,142,731
                                              ===========          ===========

     Net income                                23,260,866           45,575,694
                                              ===========          ===========

                                                          As of
                                            -----------------------------------
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
                                            =============        =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement described in Note 13 to the unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 30, 2003 COMPARED TO THE QUARTER ENDED MARCH 31, 2002

                                                    Carpet
                                         Foam       Cushion    Automotive     Technical
                                       Products     Products    Products       Products      Other        Total
                                       --------     --------   ----------     ----------   ---------   -----------
                                                                   (thousands)
Quarter ended March 30, 2003
----------------------------
Net sales                              $118,230     $49,137     $121,145       $32,388     $ 7,251      $328,151
Income (loss) from operations          $  1,039     $(2,883)    $  6,868       $ 7,476     $(2,862)     $  9,638
Depreciation and amortization          $  2,904     $   868     $    753       $   755     $   825      $  6,105
Income (loss) from operations
   as a percentage of net sales             0.9%       (5.9%)        5.7%         23.1%       n.m.*          2.9%

Quarter ended March 31, 2002
----------------------------
Net sales                              $117,482     $52,799     $104,381       $30,929     $ 8,471      $314,062
Income (loss) from operations          $  9,780     $(2,994)    $  8,522       $ 6,163     $    62      $ 21,533
Depreciation and amortization          $  4,071     $ 1,893     $  1,094       $   719     $   503      $  8,280
Income (loss) from operations
   as a percentage of net sales             8.3%       (5.7%)        8.2%         19.9%       n.m.*          6.9%

* not meaningful

Income from Operations

     Net sales for the quarter ended March 30, 2003 increased 4.5% to $328.2 million from $314.1 million in the quarter ended March 31, 2002. The increase was primarily attributable to improved sales in the Automotive Products and Technical Products segments, partially offset by a decrease in the Carpet Cushion Products segment.

     The gross profit margin was $30.5 million, or 9.3%, in the quarter ended March 30, 2003 compared to $37.7 million, or 12.0%, in the 2002 period. The decrease in gross profit is primarily due to the 32.0% to 37.0% increases in the cost of our major chemical raw materials during the second half of 2002. Although we have attempted to increase customer selling prices, we have been able to recover only a portion of the increased costs of raw materials. Our chemical suppliers have announced further chemical cost increases of approximately 10.0% to take effect in the second quarter of 2003. We are implementing additional customer selling price increases that we expect to fully offset the most recent cost increases if allowed by market conditions.

     Income from operations for the quarter ended March 30, 2003 was $9.6 million, or 2.9% of net sales, which represented a 55.2% decrease from the $21.5 million, or 6.9% of net sales, reported during the comparable 2002 period. In addition to the reduced gross profit discussed above, the reduction in operating income is also attributable to a $3.2 million, or 18.2%, increase in selling, general and administrative expenses. This increase was primarily due to increased corporate expenses related to professional fees.

       Foam Products

     Foam Products net sales for the quarter ended March 30, 2003 increased 0.6% to $118.2 million from $117.5 million in the comparable 2002 period. Increases in selling prices to customers were largely offset by decreases in volume. Income from operations decreased 89.4%, to $1.0 million in the quarter ended March 30, 2003 from $9.8 million in the comparable 2002 period as selling price increases were more than offset by higher raw material costs, lower volumes and higher short-term operating and corporate overhead costs. Income from operations was 0.9% of net sales in 2003, down from 8.3% in 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the quarter ended March 30, 2003 decreased 6.9% to $49.1 million from $52.8 million in the comparable 2002 period. Selling price increases were more than offset by declines in volume. We closed several carpet cushion facilities during 2002 and 2003. Loss from operations was $2.9 million in the quarter ended March 30, 2003 compared to a $3.0 million loss in the comparable 2002 period as higher selling prices were offset by the impact of higher chemical and energy costs and lower sales volume. The loss from operations represented 5.9% of net sales in 2003 and 5.7% of net sales in 2002.

     Automotive Products

     Automotive  Products  net  sales  for the  quarter  ended  March  30,  2003 increased 16.1% to $121.1 million from $104.4 million in the comparable 2002 period. The improvement primarily reflected higher sales of laminated and molded products and plant shutdowns by major customers in the first quarter of 2002. Income from operations decreased 19.4% to $6.9 million in the 2003 period compared to $8.5 million in the 2002 period, due to unfavorable sales mix, higher raw material costs and higher corporate overhead expenses. Income from operations represented 5.7% of net sales in 2003 and 8.2% of net sales in 2002.

     Technical Products

     Net sales for Technical Products for the quarter ended March 30, 2003 increased 4.7% to $32.4 million from $30.9 million in the comparable 2002 period. Income from operations increased 21.3% to $7.5 million in the 2003 period compared to $6.2 million in the 2002 period. The improvement was due to increased sales of high-end products and lower operating expenses, partially offset by higher raw material costs. Income from operations represented 23.1% of net sales in 2003 compared to 19.9% in 2002.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Other Income (Expense), Net

     Other expense, net was $1.6 million for the quarter ended March 30, 2003 compared to $0.4 million of other income for the quarter ended March 31, 2002. The 2003 period includes foreign currency transaction losses of $1.4 million compared to foreign currency transaction gains of $0.6 million in 2002.

     Income Tax Expense

     The effective tax rate of 21.4% in 2002 reflected the partial reversal of the deferred income tax asset valuation allowance recognized in 1998. The valuation allowance was reduced to reflect the utilization of Federal loss carryforwards that reduced the current tax component of the Federal tax provision. Additionally, the valuation allowance was reduced to offset the net deferred Federal tax liability generated in 2002. The effective tax rate of 2.8% in 2003 reflects a high percentage of forecasted income from equity interests in joint ventures, which is considered to be permanently invested by the Company. Accordingly, no deferred tax liabilities are recognized on such income and the 2003 effective tax rate is below the Federal statutory rate.

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

     Cash and cash equivalents were $2.7 million at March 30, 2003 compared to $4.5 million at December 29, 2002. Working capital at March 30, 2003 was $138.2 million and the current ratio was 1.6 to 1 compared to working capital at December 29, 2002 of $136.7 million and a current ratio of 1.7 to 1. The increase in working capital is primarily due to increases in accounts receivable and inventories offset by an increase in accounts payable.

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

     Cash Flow from Operating Activities

     Cash provided by operating activities in the quarter ended March 30, 2003 was $5.1 million compared to cash used of $24.9 million in the quarter ended March 31, 2002. Accounts receivable and inventories increased by $18.9 million and $11.5 million, respectively, in the quarter ended March 30, 2003, while accounts payable increased by $35.2 million.

     Cash Flow from Investing Activities

     Cash used for investing activities totaled $3.2 million for the quarter ended March 30, 2003. Cash requirements included capital expenditures of $2.0 million and capitalized software development costs of $1.2 million. In the quarter ended March 31, 2002, cash used for investing activities was $6.4 million, which consisted of capital expenditures. The estimated capital expenditures for the full year 2003 are expected to be approximately $15.0 million.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See the "Market Risk" section under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES.

     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and executed, can provide only reasonable assurance of achieving the desired control objectives.

     The Company's Chief Executive Officer and Chief Financial Officer, with the participation of the Company's management, continue to evaluate the effectiveness of the Company's disclosure controls and procedures. Based on that continued evaluation, the Company determined during the fourth quarter of 2003 that the value of certain in transit raw material inventory was overstated due to a calculation error made during a transition to a new module of an enterprise wide transaction processing software package in February 2003. This error was reported to the Company's auditors and to the audit committee of the Company's Board of Directors. As a result, the Company restated its financial statements for the first quarter of 2003 for this error and other adjustments previously identified by management that were not individually or in the aggregate material to the period. The Company has instituted procedures intended to ensure that the value of the in transit raw material inventory is more effectively monitored.

     The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of March 30, 2003 and have concluded that the Company's disclosure controls and procedures, except for the items noted above were effective as of March 30, 2003. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, also evaluated the Company's internal control over financial reporting to determine whether any changes occurred during this period that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there have been no such changes during the quarter covered by this report, except as described above.

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


                                      FOAMEX INTERNATIONAL INC.

Date:  January 22, 2004               By:   /s/ K. Douglas Ralph
                                            -----------------------------
                                            K. Douglas Ralph
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Duly Authorized Officer)


Date:  January 22, 2004               By:   /s/ Bruno Fontanot
                                            -----------------------------
                                            Bruno Fontanot
                                            Senior Vice President - Finance and
                                            Chief  Accounting Officer