Form 10-Q/A
period 2003-06-29
FOAMEX INTERNATIONAL INC
filed 2004-01-23
CIK 912908

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

     Foamex International Inc. (the "Company") is filing this Form 10-Q/A to restate its unaudited condensed consolidated financial statements as of June 29, 2003 and for the quarter and two quarters then ended as discussed in Note 13 to the condensed consolidated financial statements. The Company has also updated its Management's Discussion and Analysis of Financial Condition and Results of Operations to give effect to the restatement but has not updated any disclosures to reflect other developments since the original filing.

                            FOAMEX INTERNATIONAL INC.

                                      INDEX

                                                                                                               Page
Part I.  Financial Information

         Item 1.  Financial Statements.
              Condensed Consolidated Statements of Operations (unaudited) - Quarters and
                Two Quarters Ended June 29, 2003 (restated) and June 30, 2002                                    3

              Condensed Consolidated Balance Sheets  as of June 29, 2003 (unaudited)
                 (restated) and December 29, 2002                                                                4

              Condensed Consolidated Statements of Cash Flows (unaudited) - Two Quarters
                Ended June 29, 2003 (restated) and June 30, 2002                                                 5

              Notes to Condensed Consolidated Financial Statements (unaudited)                                   6

              Summarized Financial Information of Foamex Asia Company Limited                                   19

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.                                                                                20

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                   28

         Item 4.  Controls and Procedures.                                                                      28

Part II. Other Information

         Item 1.  Legal Proceedings.                                                                            29

         Item 4.  Submission of Matters to a Vote of Security Holders.                                          29

         Item 6.  Exhibits and Reports on Form 8-K.                                                             29

Signatures                                                                                                      30

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                 Quarters Ended              Two Quarters Ended
                                                            ------------------------     --------------------------
                                                              June 29,      June 30,       June 29,        June 30,
                                                                2003          2002           2003            2002
                                                            ------------    --------     ------------      --------
                                                            (as restated                  (as restated
                                                            see Note 13)                  see Note 13)
                                                                     (thousands, except per share amounts)
NET SALES                                                    $337,637       $345,898       $665,788        $659,960

COST OF GOODS SOLD                                            298,963        298,951        596,577         575,335
                                                             --------       --------       --------        --------

GROSS PROFIT                                                   38,674         46,947         69,211          84,625

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                     19,315         21,796         40,214          39,479

RESTRUCTURING, IMPAIRMENT AND OTHER
   CHARGES (CREDITS)                                           (1,551)             -         (1,551)         (1,538)
                                                             --------       --------       --------        --------

INCOME FROM OPERATIONS                                         20,910         25,151         30,548          46,684

INTEREST AND DEBT ISSUANCE EXPENSE                             19,378         17,338         38,489          35,967

INCOME FROM EQUITY INTEREST IN JOINT VENTURES                     513            398            879           1,128

OTHER EXPENSE, NET                                               (233)        (1,588)        (1,848)         (1,238)
                                                             --------       --------       --------        --------

INCOME (LOSS) BEFORE BENEFIT FOR
   INCOME TAXES AND CUMULATIVE EFFECT OF
   ACCOUNTING CHANGES                                           1,812          6,623         (8,910)         10,607

BENEFIT FOR INCOME TAXES                                       (1,633)       (74,822)        (1,933)        (73,971)
                                                             --------       --------       --------        --------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGES                                           3,445         81,445         (6,977)         84,578

CUMULATIVE EFFECT OF ACCOUNTING CHANGES                             -              -              -         (70,647)
                                                             --------       --------       --------        --------

NET INCOME (LOSS)                                            $  3,445       $ 81,445       $ (6,977)       $ 13,931
                                                             ========       ========       ========        ========

EARNINGS PER SHARE - BASIC
   INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGES                                       $   0.14       $   3.35       $  (0.29)       $   3.50
   CUMULATIVE EFFECT OF ACCOUNTING CHANGES                          -              -              -           (2.92)
                                                             --------       --------       --------        --------
   NET INCOME (LOSS)                                         $   0.14       $   3.35       $  (0.29)       $   0.58
                                                             ========       ========       ========        ========

EARNINGS PER SHARE - DILUTED
   INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGES                                       $   0.13       $   3.04       $  (0.29)       $   3.18
   CUMULATIVE EFFECT OF ACCOUNTING CHANGES                          -              -              -           (2.66)
                                                             --------       --------       --------        --------
   NET INCOME (LOSS)                                         $   0.13       $   3.04       $  (0.29)       $   0.52
                                                             ========       ========       ========        ========

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC                      24,407         24,282         24,379          24,198
                                                             ========       ========       ========        ========

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED                    25,914         26,783         24,379          26,559
                                                             ========       ========       ========        ========


          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           June 29, 2003     December 29, 2002
                                                                           -------------     -----------------
                                                                            (unaudited)
                                                                            (as
                                                                            restated
ASSETS                                                                      see Note 13)
CURRENT ASSETS                                                                (thousands, except share data)
   Cash and cash equivalents                                                  $  8,032           $   4,524
   Accounts receivable, net of allowances of $10,552 in 2003 and
      $10,311 in 2002                                                          189,655             191,546
   Inventories                                                                  96,788              98,010
   Deferred income taxes                                                        16,489              21,011
   Other current assets                                                         19,656              22,558
                                                                              --------           ---------
       Total current assets                                                    330,620             337,649
                                                                              --------           ---------

Property, plant and equipment                                                  419,912             418,569
Less accumulated depreciation                                                 (245,966)           (236,531)
                                                                              --------           ---------
   NET PROPERTY, PLANT AND EQUIPMENT                                           173,946             182,038

GOODWILL                                                                       126,095             125,321

DEBT ISSUANCE COSTS, net of accumulated
   amortization of $18,913 in 2003 and $14,079 in 2002                          31,993              36,827

DEFERRED INCOME TAXES                                                          102,978              97,341

SOFTWARE, net of accumulated amortization of $3,520 in
   2003 and $2,634 in 2002                                                       9,568               8,254

OTHER ASSETS                                                                    27,028              26,147
                                                                              --------           ---------

TOTAL ASSETS                                                                  $802,228           $ 813,577
                                                                              ========           =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Current portion of long-term debt                                          $     23           $      46
   Accounts payable                                                            101,708              87,400
   Accrued employee compensation and benefits                                   22,699              26,330
   Accrued interest                                                             13,975              14,173
   Accrued customer rebates                                                     15,599              18,813
   Cash overdrafts                                                              14,569              17,801
   Other accrued liabilities                                                    24,972              36,381
                                                                              --------           ---------
       Total current liabilities                                               193,545             200,944

LONG-TERM DEBT                                                                 736,081             738,540
ACCRUED EMPLOYEE BENEFITS                                                       51,311              48,022
OTHER LIABILITIES                                                               13,682              15,804
                                                                              --------           ---------
       Total liabilities                                                       994,619           1,003,310
                                                                              --------           ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Preferred Stock, par value $1.00 per share:
     Authorized 5,000,000 shares
     Issued 15,000 shares - Series B in 2003 and 2002                               15                  15
   Common Stock, par value $.01 per share:
     Authorized 50,000,000 shares
     Issued 27,898,149 shares in 2003 and 27,839,658 shares in 2002                279                 278
   Additional paid-in capital                                                  102,154             101,972
   Accumulated deficit                                                        (223,220)           (216,243)
   Accumulated other comprehensive loss                                        (34,618)            (38,754)
   Common stock held in treasury, at cost:
     3,489,000 shares in 2003 and 2002                                         (27,780)            (27,780)
   Shareholder note receivable                                                  (9,221)             (9,221)
                                                                              --------           ---------
       Total stockholders' deficiency                                         (192,391)           (189,733)
                                                                              --------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                $802,228           $ 813,577
                                                                              ========           =========

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                      Two Quarters Ended
                                                                                  ---------------------------
                                                                                    June 29,         June 30,
                                                                                      2003             2002
                                                                                  ------------     ---------
                                                                                  (as restated
                                                                                  see Note 13)
OPERATING ACTIVITIES                                                                           (thousands)
   Net income (loss)                                                               $(6,977)        $ 13,931
   Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
     Cumulative effect of accounting changes                                             -           70,647
     Depreciation and amortization                                                  12,956           16,231
     Amortization and write off of debt issuance costs, debt premium
        and debt discount                                                            2,877            6,389
     Deferred income taxes                                                          (1,493)         (77,334)
     Other operating activities                                                      2,181               88
     Changes in operating assets and liabilities, net                                3,566          (58,617)
                                                                                   -------         --------

         Net cash provided by (used for) operating activities                       13,110          (28,665)
                                                                                   -------         --------

INVESTING ACTIVITIES
   Capital expenditures                                                             (3,165)         (10,085)
   Other investing activities                                                       (2,197)          (1,027)
                                                                                   -------         --------

         Net cash used for investing activities                                     (5,362)         (11,112)
                                                                                   -------         --------

FINANCING ACTIVITIES
   Repayments of revolving loans                                                      (979)        (125,000)
   Proceeds from long-term debt                                                          -          356,590
   Repayments of long-term debt                                                        (29)        (141,394)
   Repayments of long-term debt - related party                                          -          (31,590)
   Increase (decrease) in cash overdrafts                                           (3,232)          42,294
   Debt issuance costs                                                                   -          (25,491)
   Other financing activities                                                            -            3,478
                                                                                   -------         --------

         Net cash provided by (used for) financing activities                       (4,240)          78,887
                                                                                   -------         --------

Net increase in cash and cash equivalents                                            3,508           39,110

Cash and cash equivalents at beginning of period                                     4,524           15,064
                                                                                   -------         --------

Cash and cash equivalents at end of period                                         $ 8,032         $ 54,174
                                                                                   =======         ========

Supplemental Information:
   Cash paid for interest                                                          $35,810         $ 22,845
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

2.     EARNINGS PER SHARE

     The following table shows the amounts used in computing earnings per share.

                                                             Quarters Ended               Two Quarters Ended
                                                        -------------------------       -----------------------
                                                        June 29,         June 30,       June 29,       June 30,
                                                          2003             2002         2003 (a)         2002
                                                        --------         --------       --------       --------
                                                                 (thousands, except per share amounts)
     Basic earnings per share:
       Income (loss) before cumulative effect of
         accounting changes                             $3,445           $81,445        $(6,977)       $84,578
       Cumulative effect of accounting changes               -                 -              -        (70,647)
                                                        ------           -------        -------        -------
       Net income (loss)                                $3,445           $81,445        $(6,977)       $13,931
                                                        ======           =======        =======        =======

       Weighted average common stock
         outstanding                                    24,407            24,282         24,379         24,198
                                                        ======           =======        =======        =======

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2.     EARNINGS PER SHARE (continued)

                                                             Quarters Ended               Two Quarters Ended
                                                        -------------------------       -----------------------
                                                        June 29,         June 30,       June 29,       June 30,
                                                          2003             2002         2003 (a)         2002
                                                        --------         --------       --------       --------
                                                                 (thousands, except per share amounts)
       Income (loss) before cumulative effect of
         accounting changes                             $ 0.14           $  3.35        $ (0.29)       $  3.50
       Cumulative effect of accounting changes              -                  -              -          (2.92)
                                                        ------           -------        -------        -------
       Net income (loss)                                $ 0.14           $  3.35        $ (0.29)       $  0.58
                                                        ======           =======        =======        =======

     Diluted earnings per share:
       Income (loss) before cumulative effect of
         accounting changes                             $3,445           $81,445        $(6,977)       $84,578
       Cumulative effect of accounting changes               -                 -              -        (70,647)
                                                        ------           -------        -------        -------
       Net income (loss)                                $3,445           $81,445        $(6,977)       $13,931
                                                        ======           =======        =======        =======

       Weighted average common stock
         outstanding                                    24,407            24,282         24,379         24,198

       Incremental shares resulting from
         Stock options (b)                                   7             1,001              -            861
         Convertible preferred stock                     1,500             1,500              -          1,500
                                                        ------           -------        -------        -------

       Adjusted weighted average shares                 25,914            26,783         24,379         26,559
                                                        ======           =======        =======        =======

       Income (loss) before cumulative effect of
         accounting changes                             $ 0.13           $  3.04        $ (0.29)       $  3.18
       Cumulative effect of accounting changes               -                 -              -          (2.66)
                                                        ------           -------        -------        -------
       Net income (loss)                                $ 0.13           $  3.04        $ (0.29)       $  0.52
                                                        ======           =======        =======        =======

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.     STOCK-BASED COMPENSATION (continued)

                                                             Quarters Ended               Two Quarters Ended
                                                        -------------------------       -----------------------
                                                        June 29,         June 30,       June 29,       June 30,
                                                          2003             2002           2003           2002
                                                        --------         --------       --------       --------
                                                                 (thousands, except per share amounts)
     Net income (loss) as reported                      $3,445           $81,445        $(6,977)       $13,931
     Add:  Stock-based employee compensation
        expense included in reported net income
        (loss), net of tax provision (benefit)               1                 1              2             36
     Deduct:  Stock-based employee compensation
        expense determined under fair value
        based method, net of tax benefit                   (36)             (383)          (497)          (764)
                                                        ------           -------        -------        -------
     Proforma net income (loss)                         $3,410           $81,063        $(7,472)       $13,203
                                                        ======           =======        =======        =======


     Basic income (loss) per share
        As reported                                     $  0.14          $  3.35        $ (0.29)       $  0.58
        Proforma                                        $  0.14          $  3.34        $ (0.31)       $  0.55

     Diluted income (loss) per share
        As reported                                     $  0.13          $  3.04        $ (0.29)       $  0.52
        Proforma                                        $  0.13          $  3.03        $ (0.31)       $  0.50

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

5.   RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (CREDITS)

     During the quarter ended June 29, 2003, the Company recorded a restructuring credit of $1.6 million from the reversal of prior restructuring charges no longer required, net of a $0.4 million restructuring charge reported in the Other segment as a result of an employee termination plan for approximately 300 employees at its Mexico City operations. Approximately 250 of these employees were terminated in the quarter ended June 29, 2003.

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

     The   following   tables  set  forth  the   components   of  the  Company's
restructuring accruals and activity for the quarter and two quarters ended June 29, 2003:

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.   RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (CREDITS) (continued)

                                                             Plant Closure      Personnel
                                             Total             and Leases       Reductions        Other
                                             -----           -------------      ----------       -------
                                                                    (millions)
     Balance at March 30, 2003               $18.8               $11.3             $5.7           $1.8
     Adjustment                               (1.6)               (0.1)            (1.3)          (0.2)
     Cash spending                            (2.7)               (1.0)            (1.4)          (0.3)
                                             -----               -----             ----           ----
     Balance at June 29, 2003                $14.5               $10.2             $3.0           $1.3
                                             =====               =====             ====           ====

     Balance at December 29, 2002            $22.8               $12.6             $8.2           $2.0
     Adjustment                               (1.6)               (0.1)            (1.3)          (0.2)
     Cash spending                            (6.7)               (2.3)            (3.9)          (0.5)
                                             -----               -----             ----           ----
     Balance at June 29, 2003                $14.5               $10.2             $3.0           $1.3
                                             =====               =====             ====           ====

     The Company expects to spend approximately $8.9 million during the twelve months ending June 27, 2004, with the balance to be spent through 2012.

6.   INVENTORIES

     The components of inventory are listed below.

                                               June 29,          December 29,
                                                 2003                2002
                                               -------           ------------
                                                     (thousands)
     Raw materials and supplies                $59,151             $60,588
     Work-in-process                            17,763              16,737
     Finished goods                             19,874              20,685
                                               -------             -------
         Total                                 $96,788             $98,010
                                               =======             =======

7.   LONG-TERM DEBT

   The components of long-term debt are listed below.

                                                                       June 29,              December 29,
                                                                         2003                    200
                                                                       --------              ------------
     Foamex L.P. Amended Credit Facility                                         (thousands)
       Term Loan B (1)                                                 $ 39,262               $ 39,262
       Term Loan C (1)                                                   35,693                 35,693
       Term Loan D (1)                                                   51,700                 51,700
       Term Loan E (1)                                                   16,290                 16,290
       Term Loan F (1)                                                   19,243                 19,243
       Revolving credit facility (1)                                     50,844                 51,823
     10 3/4% Senior secured notes due 2009 (2) (4)                      313,216                314,237
     9 7/8% Senior subordinated notes due 2007 (2)                      148,500                148,500
     13 1/2% Senior subordinated notes due 2005 (includes
       $2,011 and $2,486 of unamortized debt premium) (2)                53,596                 54,071
     Industrial revenue bonds (3)                                         7,000                  7,000
     Other (net of unamortized debt discount of $116 in 2003
       and $137 in 2002)                                                    760                    767
                                                                       --------               --------
                                                                        736,104                738,586

     Less current portion                                                    23                     46
                                                                       --------               --------

     Long-term debt                                                    $736,081               $738,540
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
                                                                       ========

8.   INCOME TAXES

     The estimated effective tax rate of 21.7% for the two quarters ended June 29, 2003 reflects a high percentage of forecasted income from equity interest in joint ventures, which is considered to be permanently invested by the Company. Accordingly, no deferred tax liabilities are recognized on such income and the estimated effective tax rate for the two quarters ended June 29, 2003, is below the Federal statutory rate.

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

9.   COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are listed below.

                                                            Quarters Ended            Two Quarters Ended
                                                        -----------------------     -----------------------
                                                        June 29,       June 30,     June 29,       June 30,
                                                          2003           2002         2003           2002
                                                        -------        --------     --------       --------
                                                                           (thousands)
     Net income (loss)                                  $3,445         $81,445      $(6,977)       $13,931
     Foreign currency translation adjustments            2,569             203        4,136             34
     Pension liability adjustments                           -           9,597            -          9,597
                                                        ------         --------     -------        -------
     Total comprehensive income (loss)                  $6,014         $91,245      $(2,841)       $23,562
                                                        ======         =======      =======        =======

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.  SEGMENT RESULTS

     Foam  Products  manufactures  and  markets  cushioning  foams for  bedding, furniture, packaging and health care applications and foam-based consumer products, such as mattress pads and children's furniture. Carpet Cushion Products manufactures and distributes rebond, prime, felt and rubber carpet padding. Automotive Products supplies foam products and laminates to major tier one suppliers and original equipment manufacturers. Technical Products manufactures and markets reticulated foams and other specialty foams for reservoiring, filtration, gasketing and sealing applications. The "Other" column in the table below represents certain manufacturing operations in Mexico City, corporate expenses not allocated to other business segments and restructuring, impairment and other charges (credits). The restructuring, impairment and other charges (credits) totaled $(1.6) million in the quarter and two quarters ended June 29, 2003 and $(1.5) million in the two quarters ended June 30, 2002.

     Segment results are presented below.

                                                  Carpet
                                        Foam      Cushion      Automotive     Technical
                                      Products    Products      Products      Products       Other         Total
                                      --------    --------     ----------     ---------     --------     ---------
                                                                   (thousands)
Quarter ended June 29, 2003
Net sales                            $122,809     $ 54,089      $123,540       $30,616      $ 6,583      $337,637
Income (loss) from operations        $  6,484     $   (443)     $  7,025       $ 8,414      $  (570)     $ 20,910
Depreciation and amortization        $  2,985     $    966      $    984       $ 1,019      $   897      $  6,851

Quarter ended June 30, 2002
Net sales                            $119,129     $ 60,434      $123,750       $33,460      $ 9,125      $345,898
Income (loss) from operations        $ 12,114     $ (1,224)     $  8,500       $ 7,661      $(1,900)     $ 25,151
Depreciation and amortization        $  3,602     $  1,586      $    873       $   573      $ 1,317      $  7,951

Two quarters ended June 29, 2003
Net sales                            $241,039     $103,226      $244,685       $63,004      $13,834      $665,788
Income (loss) from operations        $  7,523     $ (3,326)     $ 13,893       $15,890      $(3,432)     $ 30,548
Depreciation and amortization        $  5,889     $  1,834      $  1,737       $ 1,774      $ 1,722      $ 12,956

Two quarters ended June 30, 2002
Net sales                            $236,611     $113,233      $228,131       $64,389      $17,596      $659,960
Income (loss) from operations        $ 21,894     $ (4,218)     $ 17,022       $13,824      $(1,838)     $ 46,684
Depreciation and amortization        $  7,673     $  3,479      $  1,967       $ 1,292      $ 1,820      $ 16,231

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

13.  RESTATEMENT

     Subsequent to the issuance of the Company's unaudited condensed consolidated financial statements as of June 29, 2003 and for the quarter and two quarters then ended, the Company's management determined that there had been a calculation error in the carrying value of certain chemicals that had an impact on inventories as of June 29, 2003 and cost of goods sold for the quarter and two quarters ended June 29, 2003. The accompanying unaudited condensed consolidated financial statements have been restated to reduce inventories at June 29, 2003 by $1.3 million and increase cost of goods sold for the quarter and two quarters ended June 29, 2003 by $0.4 million and $1.3 million, respectively. Also, the Company has increased both net sales and cost of goods sold by $4.4 million in the quarter and two quarters ended June 29, 2003 to reflect appropriate gross presentation of certain revenues and

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13.  RESTATEMENT (continued)

costs of its lamination activities as required by Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent", which activity had previously been presented on a net basis. In addition, the Company's management determined that it was appropriate to record certain other adjustments for the quarter and two quarters ended June 29, 2003 that had originally been identified and recorded later in 2003. These adjustments included (i) increasing cost of goods sold by $0.6 million to reflect a liability for a raw material purchase and (ii) increasing the restructuring credit by $0.7 million representing a reduction in the liability for severance and termination benefits no longer required. In addition, the Company's management determined that it was appropriate to record certain other adjustments, originally identified and recorded in the quarter ended June 29, 2003, in the quarter ended March 30, 2003. Due to these changes, the Company also adjusted the calculation of the benefit for income taxes for the quarter and two quarters ended June 29, 2003. As a result, the accompanying unaudited condensed consolidated financial statements as of June 29, 2003 and for the quarter and two quarters then ended have been restated from amounts previously reported to reflect the above matters.

     A summary of the significant effects of the restatement is as follows:

                                                                            Quarter Ended June 29, 2003
                                                                       -----------------------------------
                                                                       Previously
                                                                         Reported                 Restated
                                                                       -----------                --------
     Statement of Operations                                           (thousands, except per share data)
       Net Sales                                                       $334,344                   $337,637
       Cost of Goods Sold                                              $294,171                   $298,963
       Gross Profit                                                    $ 40,173                   $ 38,674
       Restructuring, Impairment and Other Charges (Credits)           $   (860)                  $ (1,551)
       Other Income (Expense)                                          $   (605)                  $   (233)
       Benefit for Income Taxes                                        $   (911)                  $ (1,633)
       Net Income                                                      $  2,656                   $  3,445
       Earnings Per Share:
         Basic                                                         $   0.11                   $   0.14
         Diluted                                                       $   0.10                   $   0.13

                                                                         Two Quarters Ended June 29, 2003
                                                                       -----------------------------------
                                                                       Previously
                                                                         Reported                 Restated
                                                                       -----------                --------
     Statement of Operations                                           (thousands, except per share data)
       Net Sales                                                       $662,114                   $665,788
       Cost of Goods Sold                                              $590,661                   $596,577
       Gross Profit                                                    $ 71,453                   $ 69,211
       Restructuring, Impairment and Other Charges (Credits)           $   (860)                  $ (1,551)
       Income from Operations                                          $ 32,040                   $ 30,548
       Loss before Benefit for Income Taxes                            $ (7,418)                  $ (8,910)
       Net Loss                                                        $ (5,401)                  $ (6,977)
       Loss Per Share                                                  $  (0.22)                  $  (0.29)

                                                                                   June 29, 2003
                                                                       -----------------------------------
                                                                       Previously
                                                                         Reported                 Restated
                                                                       -----------                --------
     Balance Sheet                                                                 (thousands)
       Inventories                                                     $ 97,591                   $ 96,788

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
         SUMMARIZED FINANCIAL INFORMATION OF FOAMEX ASIA COMPANY LIMITED
                                (Amounts in Baht)
                                   (unaudited)

                                                      Quarters Ended
                                         --------------------------------------
                                            June 29,                June 30,
                                              2003                    2002
                                         -------------          ---------------

     Net sales                             344,002,602           481,339,700
                                           ===========           ===========

     Net income                             30,060,505            22,691,404
                                            ==========            ==========

                                                    Two Quarters Ended
                                         --------------------------------------
                                            June 29,                June 30,
                                              2003                    2002
                                         -------------          ---------------

     Net sales                             753,908,457           954,482,431
                                           ===========           ===========

     Net income                             53,321,371            68,267,099
                                            ==========            ==========

                                                                     As of
                                            June 29,             December 31,
                                              2003                   2002
                                         -------------          ---------------

     Total assets                        1,182,032,507          1,181,143,613
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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 29, 2003 COMPARED TO THE QUARTER ENDED JUNE 30, 2002

                                                  Carpet
                                        Foam      Cushion      Automotive     Technical
                                      Products    Products      Products      Products       Other         Total
                                      --------    --------     ----------     ---------     --------     ---------
                                                                   (thousands)
Quarter ended June 29, 2003
Net sales                             $122,809    $54,089      $123,540       $30,616       $ 6,583      $337,637
Income (loss) from operations         $  6,484    $  (443)     $  7,025       $ 8,414       $  (570)     $ 20,910
Depreciation and amortization         $  2,985    $   966      $    984       $ 1,019       $   897      $  6,851
Income (loss) from operations
   as a percentage of net sales            5.3%      (0.8)%         5.7%         27.5%         n.m.*          6.2%

Quarter ended June 30, 2002
Net sales                             $119,129    $60,434      $123,750       $33,460       $ 9,125      $345,898
Income (loss) from operations         $ 12,114    $(1,224)     $  8,500       $ 7,661       $(1,900)     $ 25,151
Depreciation and amortization         $  3,602    $ 1,586      $    873       $   573       $ 1,317      $  7,951
Income (loss) from operations
   as a percentage of net sales           10.2%      (2.0)%         6.9%         22.9%         n.m.*          7.3%

* not meaningful

Income from Operations

     Net sales for the quarter ended June 29, 2003 decreased 2.4% to $337.6 million from $345.9 million in the quarter ended June 30, 2002. An increase in Foam Products net sales was more than offset by decreases in the other segments.

     The gross profit margin was $38.7 million, or 11.5%, in the quarter ended June 29, 2003 compared to $46.9 million, or 13.6%, in the 2002 period. The decrease in gross profit is primarily due to increases in the cost of our major chemical raw materials since the second half of 2002 that have not been fully recovered through customer selling price increases, partially offset by a decrease of approximately $1.3 million in our estimated liability for medical and dental costs during the quarter ended June 29, 2003.

     Income from operations for the quarter ended June 29, 2003 was $20.9 million, or 6.2% of net sales, which represented a 16.9% decrease from the $25.2 million, or 7.3% of net sales, reported during the comparable 2002 period. Results for the 2003 period included a net restructuring, impairment and other credit of $1.6 million, described in "Other" below. Partially offsetting the reduced gross profit discussed above was a decrease of $2.5 million, or 11.4% in selling, general and administrative expenses. This decrease was primarily due to lower employee costs partially offset by higher professional fees primarily related to information technology. We paid bonuses to certain employees in the quarter ended June 30, 2002 as a result of our March 25, 2002 refinancing.

     Foam Products

     Foam Products net sales for the quarter ended June 29, 2003 increased 3.1% to $122.8 million from $119.1 million in the comparable 2002 period. Increases in selling prices to customers were partially offset by decreases in volume primarily related to the closure of inefficient manufacturing facilities. Income from operations decreased 46.5% to $6.5 million in the quarter ended June 29, 2003 from $12.1 million in the comparable 2002 period as selling price increases were more than offset by higher raw material costs and lower volumes. Income from operations was 5.3% of net sales in 2003, down from 10.2% in 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the quarter ended June 29, 2003 decreased 10.5% to $54.1 million from $60.4 million in the comparable 2002 period. Selling price increases were more than offset by declines in volume as we closed several carpet cushion facilities during 2002 and 2003 to focus this business on more profitable markets. The loss from operations of $0.4 million in the quarter ended June 29, 2003 was less than the $1.2 million loss from operations in the comparable 2002 period primarily as a result of our efforts to streamline the cost structure of this segment. The loss from operations represented 0.8% of net sales in 2003 and 2.0% of net sales in 2002.

     Automotive Products

     Automotive Products net sales for the quarter ended June 29, 2003 decreased 0.2% to $123.5 million from $123.8 million in the comparable 2002 period as a result of lower volumes. Income from operations decreased 17.4% to $7.0 million compared to $8.5 million in the comparable 2002 period primarily due to the lower sales and higher raw material costs. Income from operations represented 5.7% of net sales in 2003 and 6.9% of net sales in 2002.

     Technical Products

     Net sales for Technical Products for the quarter ended June 29, 2003 decreased 8.5% to $30.6 million from $33.5 million in the comparable 2002 period primarily due to lower volumes of commodity products. Income from operations increased 9.8% to $8.4 million in the 2003 period compared to $7.7 million in the 2002 period. The improvement was due to increased sales of high-end products and lower operating expenses. Income from operations represented 27.5% of net sales in 2003 compared to 22.9% in 2002.

     Other

     Other primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to business segments and restructuring, impairment and other charges (credits). The decrease in net sales associated with this segment resulted from the Company's Mexico City operations. The loss from operations was $0.6 million in the quarter ended June 29, 2003 and $1.9 million in the quarter ended June 30, 2002 and primarily reflects corporate expenses not allocated to operating segments.

     During the quarter ended June 29, 2003, we recorded restructuring, impairment and other credits of $1.6 million from the reversal of prior restructuring charges no longer required, net of a $0.4 million restructuring charge related to terminations of approximately 300 employees at our Mexico City operations. Approximately 250 of these employees were terminated in the quarter ended June 29, 2003.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Other Income (Expense), Net

     Other expense, net was $0.2 million for the quarter ended June 29, 2003 compared to $1.6 million for the quarter ended June 30, 2002. The 2003 period includes foreign currency transaction losses of $0.2 million compared to foreign currency transaction losses of $1.6 million in 2002.

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

RESULTS OF OPERATIONS FOR THE TWO QUARTERS ENDED JUNE 29, 2003 COMPARED TO THE TWO QUARTERS ENDED JUNE 30, 2002

                                                  Carpet
                                        Foam      Cushion      Automotive     Technical
                                      Products    Products      Products      Products       Other         Total
                                      --------    --------     ----------     ---------     --------     ---------
                                                                   (thousands)
Two Quarters ended June 29, 2003
Net sales                             $241,039    $103,226      $244,685       $63,004      $13,834      $665,788
Income (loss) from operations         $  7,523    $ (3,326)     $ 13,893       $15,890      $(3,432)     $ 30,548
Depreciation and amortization         $  5,889    $  1,834      $  1,737       $ 1,774      $ 1,722      $ 12,956
Income (loss) from operations
   as a percentage of net sales            3.1%       (3.2)%         5.7%         25.2%        n.m.*          4.6%

Two Quarters ended June 30, 2002
Net sales                             $236,611    $113,233      $228,131       $64,389      $17,596      $659,960
Income (loss) from operations         $ 21,894    $ (4,218)     $ 17,022       $13,824      $(1,838)     $ 46,684
Depreciation and amortization         $  7,673    $  3,479      $  1,967       $ 1,292      $ 1,820      $ 16,231
Income (loss) from operations
   as a percentage of net sales            9.3%       (3.7)%         7.5%         21.5%        n.m.*          7.1%

* not meaningful

Income from Operations

     Net sales for the two quarters ended June 29, 2003 increased 0.9% to $665.8 million from $660.0 million in the two quarters ended June 30, 2002. The increase was primarily attributable to improved sales in Automotive Products and Foam Products, partially offset by a decrease in Carpet Cushion Products.

     The gross profit margin was $69.2 million, or 10.4%, in the two quarters ended June 29, 2003 compared to $84.6 million, or 12.8%, in the 2002 period. The decrease in gross profit is primarily due to increases in the cost of our major chemical raw materials since the second half of 2002 that have not been fully recovered through customer

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

selling price increases, partially offset by a decrease of approximately $1.3 million in our estimated liability for medical and dental costs during the two quarters ended June 29, 2003.

     Income from operations for the two quarters ended June 29, 2003 was $30.5 million, or 4.6% of net sales, which represented a 34.6% decrease from the $46.7 million, or 7.1% of net sales, reported during the comparable 2002 period and was primarily due to the reduced gross profit. Results include net restructuring, impairment and other credits of $1.6 million in 2003 and $1.5 million in 2002. Restructuring, impairment and other credits are discussed under "Other" below.

     Foam Products

     Foam Products net sales for the two quarters ended June 29, 2003 increased 1.9% to $241.0 million from $236.6 million in the comparable 2002 period. Increases in selling prices to customers and increased volumes of our consumer products were partially offset by decreases in volume in other markets. Income from operations decreased 65.6% to $7.5 million in the two quarters ended June 29, 2003 from $21.9 million in the comparable 2002 period. Income from operations was negatively impacted by increased raw material prices in the two quarters ended June 29, 2003. Income from operations was 3.1% of net sales in 2003, down from 9.3% in 2002.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the two quarters ended June 29, 2003 decreased 8.8% to $103.2 million from $113.2 million in the comparable 2002 period. Selling price increases were more than offset by declines in volume as we closed several carpet cushion facilities during 2002 and 2003 to focus this business on more profitable markets. The loss from operations was $3.3 million in the two quarters ended June 29, 2003 compared to a $4.2 million loss in the comparable 2002 period due primarily to the higher selling prices and cost containment from the streamlining of operations. The loss from operations represented 3.2% of net sales in 2003 and 3.7% of net sales in 2002.

     Automotive Products

     Automotive  Products  net sales for the two  quarters  ended June 29,  2003 increased 7.3% to $244.7 million from $228.1 million in the comparable 2002 period. The improvement primarily reflects an inventory correction by our customers during the first half of 2002. Income from operations decreased 18.4% to $13.9 million compared to $17.0 million in the comparable 2002 period primarily due to higher raw material costs. Income from operations represented 5.7% of net sales in 2003 and 7.5% of net sales in 2002.

     Technical Products

     Net sales for Technical Products for the two quarters ended June 29, 2003 decreased 2.2% to $63.0 million from $64.4 million in the comparable 2002 period primarily due to lower volumes. Income from operations increased 14.9% to $15.9 million in the 2003 period compared to $13.8 million in the 2002 period. The improvement is primarily due to increased sales of higher-end products. Income from operations represented 25.2% of net sales in 2003 compared to 21.5% in 2002.

     Other

     Other primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to business segments and restructuring, impairment and other charges (credits). The decrease in net sales associated with this segment resulted from the Company's Mexico City operations. The loss from operations was $3.4 million in the two quarters ended June 29, 2003 and $1.8 million in the two quarters ended June 30, 2002 reflected generally higher corporate expenses in 2003 and included restructuring and other credits discussed below.

     During the two quarters ended June 29, 2003, we recorded restructuring, impairment and other credits of $1.6 million from the reversal of prior restructuring charges no longer required, net of a $0.4 million restructuring charge

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     Income Tax Expense

     The estimated effective tax rate of 21.7% for the two quarters ended June 29, 2003 reflects a high percentage of forecasted income from equity interest in joint ventures, which is considered to be permanently invested. Accordingly, no deferred tax liabilities are recognized on such income and the estimated effective tax rate for the two quarters ended June 29, 2003, is below the Federal statutory rate.

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

     Cumulative Effect of Accounting Changes

     The two quarters ended June 30, 2002, include a goodwill impairment charge of $72.0 million as a result of the adoption of SFAS No. 142. Also, in the two quarters ended June 30, 2002, we recorded a $1.3 million credit related to an excess over cost arising from a business combination in accordance with SFAS No. 141.

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

     Cash and cash equivalents were $8.0 million at June 29, 2003 compared to $4.5 million at December 29, 2002. Working capital at June 29, 2003 was $137.1 million and the current ratio was 1.7 to 1 compared to working capital at December 29, 2002 of $136.7 million and a current ratio of 1.7 to 1.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     During the third quarter of 2003, we anticipate refinancing our Amended Credit Facility by entering into a new $240.0 Million Senior Secured Credit Facility, consisting of a $190.0 million revolving credit facility and a $50.0 million term loan with a new group of lenders and an $80.0 million term loan facility with another lender. Both of the new facilities are expected to mature in the second quarter of 2007. A significant portion of the proceeds under these anticipated new facilities would be used to repay all outstanding balances under the Foamex L.P. Amended Credit Facility (see Note 7 to the condensed consolidated financial statements), with the effect of extending the maturity of approximately $213.0 million of debt that would have been due at various times through 2006, while requiring only approximately $25.0 million in principal payments under the proposed new facility. The remaining proceeds would be used to fund operations, as required.

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

     Cash Flow from Operating Activities

     Cash provided by operating activities in the two quarters ended June 29, 2003 was $13.1 million compared to cash used of $28.7 million in the two quarters ended June 30, 2002. Accounts receivable decreased by $1.9 million primarily as a result of an increase in the allowance for uncollectible accounts in the two quarters ended June 29, 2003, while accounts payable increased by $14.3 million as a result of the timing of our payments to vendors and the effect of higher payments for raw materials.

     Cash Flow from Investing Activities

     Cash used for investing activities totaled $5.4 million for the two quarters ended June 29, 2003. Cash requirements included capital expenditures of $3.2 million and capitalized software development costs of $2.2 million. In the two quarters ended June 30, 2002, cash used for investing activities was $11.1 million which consisted principally of capital expenditures of $10.1 million. The estimated capital expenditures for the full year 2003 are expected to be approximately $10.0 million.

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

     The Company's Chief Executive Officer and Chief Financial Officer, with the participation of the Company's management, continue to evaluate the effectiveness of the Company's disclosure controls and procedures. Based on that continued evaluation, the Company determined during the fourth quarter of 2003 that the value of certain in transit raw material inventory was overstated due to a calculation error made during a transition to a new module of an enterprise wide transaction processing software package in February 2003. This error was reported to the Company's auditors and to the audit committee of the Company's Board of Directors. As a result, the Company restated its financial statements for each of the two quarters of 2003 for this error and other adjustments previously identified by management that were not individually or in the aggregate material to the respective periods. The Company has instituted procedures intended to ensure that the value of the in transit raw material inventory is more effectively monitored.

     The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of June 29, 2003 and have concluded that the Company's disclosure controls and procedures, except for the items noted above were effective as of June 29, 2003. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, also evaluated the Company's internal control over financial reporting to determine whether any changes occurred during this period that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there have been no such changes during the quarter covered by this report, except as described above.

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

                 Director                    For             Withhold Authority
          ---------------------           ----------         ------------------
          Marshall S. Cogan               19,894,832              1,413,978
          John V. Tunney                  18,986,804              2,322,006
          Robert J. Hay                   19,160,007              2,148,803
          S. Dennis N. Belcher            20,216,091              1,092,719
          Thomas E. Chorman               20,916,043                392,767
          Luis J. Echarte                 19,976,329              1,332,481
          Stuart J. Hershon               19,737,244              1,571,566
          Raymond E. Mabus, Jr.           19,975,951              1,332,859
          Henry Tang                      20,293,291              1,015,519

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