Form 10-Q/A
period 2003-09-28
FOAMEX INTERNATIONAL INC
filed 2004-01-23
CIK 912908

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

                         Commission file number 0-22624



                            FOAMEX INTERNATIONAL INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




                Delaware                                      05-0473908
--------------------------------                        ---------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification Number)


1000 Columbia Avenue
Linwood, PA                                                      19061
--------------------------------                        ---------------------
(Address of principal                                          (Zip Code)
executive offices)


Registrant's telephone number, including area code:  (610) 859-3000
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO
                                      ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [X]

The number of shares of the registrant's common stock outstanding as of November 7, 2003 was 24,409,149.

     Foamex International Inc. (the "Company") is filing this Form 10-Q/A to restate its unaudited condensed consolidated financial statements as of September 28, 2003 and for the quarter and three quarters then ended as discussed in Note 13 to the condensed consolidated financial statements. The Company has also updated its Management's Discussion and Analysis of Financial Condition and Results of Operations to give effect to the restatement but has not updated any disclosures to reflect other developments since the original filing.

                            FOAMEX INTERNATIONAL INC.

                                      INDEX

                                                                                                               Page
Part I.  Financial Information

         Item 1.  Financial Statements.
              Condensed Consolidated Statements of Operations (unaudited) - Quarters and
                Three Quarters Ended September 28, 2003 (restated) and September 29, 2002                        3

              Condensed Consolidated Balance Sheets as of September 28, 2003 (unaudited)
                (restated) and December 29, 2002                                                                 4

              Condensed Consolidated Statements of Cash Flows (unaudited) - Three Quarters
                Ended September 28, 2003 (restated) and September 29, 2002                                       5

              Notes to Condensed Consolidated Financial Statements (unaudited)                                   6

              Summarized Financial Information of Foamex Asia Company Limited                                   19

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.                                                                                20

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                   28

         Item 4.  Controls and Procedures.                                                                      28

Part II. Other Information

         Item 1.  Legal Proceedings.                                                                            30

         Item 6.  Exhibits and Reports on Form 8-K.                                                             30

Signatures                                                                                                      31

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                    Quarters Ended            Three Quarters Ended
                                                            ----------------------------  -----------------------------
                                                            September 28,  September 29,  September 28,   September 29,
                                                                 2003          2002            2003            2002
                                                            -------------  -------------  -------------   -------------
                                                                        (thousands, except per share amounts)
                                                            (as restated                  (as restated
                                                            see Note 13)                  see Note 13)
NET SALES                                                      $323,542       $340,823       $989,330       $1,000,783

COST OF GOODS SOLD                                              286,196        310,009        882,773          885,344
                                                               --------       --------       --------       ----------

GROSS PROFIT                                                     37,346         30,814        106,557          115,439

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                       19,394         29,774         59,608           69,253

RESTRUCTURING, IMPAIRMENT AND OTHER
   CHARGES (CREDITS)                                                314         (3,674)        (1,237)          (5,212)
                                                               --------       --------       --------       ----------

INCOME FROM OPERATIONS                                           17,638          4,714         48,186           51,398

INTEREST AND DEBT ISSUANCE EXPENSE                               31,550         15,258         70,039           51,225

INCOME FROM EQUITY INTEREST IN
   JOINT VENTURES                                                   495            386          1,374            1,514

OTHER EXPENSE, NET                                                 (952)          (198)        (2,800)          (1,436)
                                                               --------       --------       --------       ----------

INCOME (LOSS) BEFORE BENEFIT FOR
   INCOME TAXES AND CUMULATIVE EFFECT OF
   ACCOUNTING CHANGES                                           (14,369)       (10,356)       (23,279)             251

BENEFIT FOR INCOME TAXES                                         (3,370)        (3,114)        (5,303)         (77,085)
                                                               --------       --------       --------       ----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGES                                           (10,999)        (7,242)       (17,976)          77,336

CUMULATIVE EFFECT OF ACCOUNTING CHANGES                               -              -              -          (70,647)
                                                               --------       --------       --------       ----------

NET INCOME (LOSS)                                              $(10,999)      $ (7,242)      $(17,976)      $    6,689
                                                               ========       ========       ========       ==========


EARNINGS PER SHARE - BASIC
   INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
     ACCOUNTING CHANGES                                        $  (0.45)      $  (0.30)      $  (0.74)      $     3.19
   CUMULATIVE EFFECT OF ACCOUNTING CHANGES                           -               -              -            (2.91)
                                                               --------       --------       --------       ----------
   NET INCOME (LOSS)                                           $  (0.45)      $  (0.30)      $  (0.74)      $     0.28
                                                               ========       ========       ========       ==========

EARNINGS PER SHARE - DILUTED
   INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
     ACCOUNTING CHANGES                                        $  (0.45)      $  (0.30)      $  (0.74)      $     2.92
   CUMULATIVE EFFECT OF ACCOUNTING CHANGES                            -              -              -            (2.67)
                                                               --------       --------       --------       ----------
   NET INCOME (LOSS)                                           $  (0.45)      $  (0.30)      $  (0.74)      $     0.25
                                                               ========       ========       ========       ==========

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC                        24,409         24,349         24,389           24,249
                                                               ========       ========       ========       ==========

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED                      24,409         24,349         24,389           26,449
                                                               ========       ========       ========       ==========

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         September 28, 2003  December 29, 2002
                                                                         ------------------  -----------------
                                                                             (as restated
                                                                             see Note 13)
ASSETS                                                                       (unaudited)
CURRENT ASSETS                                                                (thousands, except share data)
   Cash and cash equivalents                                                 $   4,964           $   4,524
   Accounts receivable, net of allowances of $10,715 in 2003 and
         $10,311 in 2002                                                       196,110             191,546
   Inventories                                                                  98,407              98,010
   Deferred income taxes                                                        12,462              21,011
   Other current assets                                                         21,885              22,558
                                                                             ---------           ---------
       Total current assets                                                    333,828             337,649
                                                                             ---------           ---------

Property, plant and equipment                                                  418,307             418,569
Less accumulated depreciation                                                 (250,616)           (236,531)
                                                                             ---------           ---------
   NET PROPERTY, PLANT AND EQUIPMENT                                           167,691             182,038

GOODWILL                                                                       126,068             125,321

DEBT ISSUANCE COSTS, net of accumulated
   amortization of $8,970 in 2003 and $14,079 in 2002                           28,652              36,827

DEFERRED INCOME TAXES                                                          109,909              97,341

SOFTWARE, net of accumulated amortization of $3,103 in
   2003 and $2,634 in 2002                                                       9,584               8,254

OTHER ASSETS                                                                    30,908              26,147
                                                                             ---------           ---------

TOTAL ASSETS                                                                 $ 806,640           $ 813,577
                                                                             =========           =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Revolving credit borrowings                                               $  83,442           $       -
   Current portion of long-term debt                                             7,158                  46
   Accounts payable                                                            110,159              87,400
   Accrued employee compensation and benefits                                   25,912              26,330
   Accrued interest                                                             22,157              14,173
   Accrued customer rebates                                                     18,636              18,813
   Cash overdrafts                                                              11,024              17,801
   Other accrued liabilities                                                    22,197              36,381
                                                                             ---------           ---------
       Total current liabilities                                               300,685             200,944

LONG-TERM DEBT                                                                 645,157             738,540
ACCRUED EMPLOYEE BENEFITS                                                       48,901              48,022
OTHER LIABILITIES                                                               13,793              15,804
                                                                             ---------           ---------
       Total liabilities                                                     1,008,536           1,003,310
                                                                             ---------           ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Preferred Stock, par value $1.00 per share:
     Authorized 5,000,000 shares
     Issued 15,000 shares - Series B in 2003 and 2002                               15                  15
   Common Stock, par value $.01 per share:
     Authorized 50,000,000 shares
     Issued 27,898,149 shares in 2003 and 27,839,658 shares in 2002                279                 278
   Additional paid-in capital                                                  102,155             101,972
   Accumulated deficit                                                        (234,219)           (216,243)
   Accumulated other comprehensive loss                                        (33,125)            (38,754)
   Common stock held in treasury, at cost:
     3,489,000 shares in 2003 and 2002                                         (27,780)            (27,780)
   Shareholder note receivable                                                  (9,221)             (9,221)
                                                                             ---------           ---------
       Total stockholders' deficiency                                         (201,896)           (189,733)
                                                                             ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                               $ 806,640           $ 813,577
                                                                             =========           =========

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                     Three Quarters Ended
                                                                                 ------------------------------
                                                                                 September 28,    September 29,
                                                                                     2003              2002
                                                                                 -------------    -------------
                                                                                 (as restated
                                                                                 see Note 13)
                                                                                         (thousands)
OPERATING ACTIVITIES
   Net income (loss)                                                              $(17,976)            $  6,689
   Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
     Cumulative effect of accounting changes                                             -               70,647
     Depreciation and amortization                                                  19,250               23,745
     Amortization of debt issuance costs, debt premium
        and debt discount                                                            3,967                2,074
     Write off of debt issuance costs                                               12,928                4,892
     Deferred income taxes                                                          (2,644)             (77,393)
     Other operating activities                                                     (1,763)                (747)
     Changes in operating assets and liabilities, net                               12,000              (36,787)
                                                                                  --------             --------

         Net cash provided by (used for) operating activities                       25,762               (6,880)
                                                                                  --------             --------

INVESTING ACTIVITIES
   Capital expenditures                                                             (4,683)             (11,877)
   Proceeds from sale of assets                                                      1,135                   21
   Other investing activities                                                       (2,729)              (4,205)
                                                                                  --------             --------

         Net cash used for investing activities                                     (6,277)             (16,061)
                                                                                  --------             --------

FINANCING ACTIVITIES
   Proceeds from (repayments of) revolving loans, net                               31,618             (125,000)
   Proceeds from long-term debt                                                    130,000              356,590
   Repayments of long-term debt                                                   (162,227)            (190,060)
   Repayments of long-term debt - related party                                          -              (31,590)
   Increase (decrease) in cash overdrafts                                           (6,777)              21,214
   Debt issuance costs                                                             (11,659)             (25,491)
   Interest rate swaps                                                                   -               14,821
   Other financing activities                                                            -                3,494
                                                                                  --------             --------

         Net cash provided by (used for) financing activities                      (19,045)              23,978
                                                                                  --------             --------

Net increase in cash and cash equivalents                                              440                1,037

Cash and cash equivalents at beginning of period                                     4,524               15,064
                                                                                  --------             --------

Cash and cash equivalents at end of period                                        $  4,964             $ 16,101
                                                                                  ========             ========

Supplemental Information:
   Cash paid for interest                                                         $ 45,160             $ 29,823
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

Accounting Changes

     On April 30, 2002, Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145") was issued. The provisions of this Statement related to the rescission of Statement 4 are applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item is reclassified. The Company has reclassified the extraordinary items of $0.8 million and $(1.8) million previously reported in the quarter and three quarters ended September 29, 2002, respectively.

     In January 2003, FASB Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN No. 46") was issued. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which the equity investors do not have a controlling financial interest or do not have sufficient equity at risk. FIN No. 46 was effective on January 31, 2003 for entities acquired after that date. The Financial Accounting Standards Board has postponed the effective date for entities acquired on or before January 31, 2003. The Company believes that FIN No. 46 will have no impact on its current equity investments.

2.     EARNINGS PER SHARE

     The following table shows the amounts used in computing earnings per share.

                                                              Quarters Ended                Three Quarters Ended
                                                       -----------------------------    -----------------------------
                                                       September 28,   September 29,    September 28,   September 29,
                                                          2003 (a)        2002 (a)         2003 (a)        2002
                                                       -------------   -------------    ------------    -------------
                                                                    (thousands, except per share amounts)
     Basic earnings per share:
       Income (loss) before cumulative effect of
         accounting changes                             $(10,999)        $(7,242)        $(17,976)         $77,336
       Cumulative effect of accounting changes                 -               -                -          (70,647)
                                                        --------         -------         --------          -------
       Net income (loss)                                $(10,999)        $(7,242)        $(17,976)         $ 6,689
                                                        ========         =======         ========          =======

                  FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2.   EARNINGS PER SHARE (continued)

                                                              Quarters Ended                Three Quarters Ended
                                                       -----------------------------    -----------------------------
                                                       September 28,   September 29,    September 28,   September 29,
                                                          2003 (a)        2002 (a)         2003 (a)        2002
                                                       -------------   -------------    ------------    -------------
                                                                    (thousands, except per share amounts)
       Weighted average common stock
         outstanding                                      24,409          24,349           24,389           24,249
                                                        ========         =======         ========          =======

       Income (loss) before cumulative effect of
         accounting changes                             $ (0.45)         $ (0.30)        $  (0.74)         $  3.19
       Cumulative effect of accounting changes                -                -                -            (2.91)
                                                        --------         -------         --------          -------
       Net income (loss)                                $ (0.45)         $ (0.30)        $  (0.74)         $  0.28
                                                        ========         =======         ========          =======

     Diluted earnings per share:
       Income (loss) before cumulative effect of
         accounting changes                             $(10,999)        $(7,242)        $(17,976)         $77,336
       Cumulative effect of accounting changes                 -               -                -          (70,647)
                                                        --------         -------         --------          -------
       Net income (loss)                                $(10,999)        $(7,242)        $(17,976)         $ 6,689
                                                        ========         =======         ========          =======

       Weighted average common stock
         outstanding                                      24,409          24,349           24,389           24,249

       Incremental shares resulting from
         Stock options (b)                                     -               -                -              700
         Convertible preferred stock                           -               -                -            1,500
                                                        --------         -------         --------          -------

       Adjusted weighted average shares                   24,409          24,349           24,389           26,449
                                                        ========         =======         ========          =======

       Income (loss) before cumulative effect of
         accounting changes                             $  (0.45)        $ (0.30)        $  (0.74)         $  2.92
       Cumulative effect of accounting changes                 -               -                -            (2.67)
                                                        --------         -------         --------          -------
       Net income (loss)                                $  (0.45)        $ (0.30)        $  (0.74)         $  0.25
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

                                                              Quarters Ended                Three Quarters Ended
                                                       -----------------------------    -----------------------------
                                                       September 28,   September 29,    September 28,   September 29,
                                                          2003 (a)        2002 (a)          2003            2002
                                                       -------------   -------------    ------------    -------------
                                                                    (thousands, except per share amounts)
     Net income (loss) as reported                      $(10,999)        $(7,242)        $(17,976)         $6,689
     Add:  Stock-based employee compensation
        expense included in reported net income
        (loss), net of tax provision (benefit)                 1               1                2              27
     Deduct:  Stock-based employee compensation
        expense determined under fair value
        based method, net of tax benefit                    (533)           (270)          (1,029)         (1,024)
                                                        --------         -------         --------          -------
     Proforma net income (loss)                         $(11,531)        $(7,511)        $(19,003)         $5,692
                                                        ========         =======         ========          =======

     Basic income (loss) per share
        As reported                                     $  (0.45)        $ (0.30)        $  (0.74)         $  0.28
                                                        ========         =======         ========          =======
        Proforma                                        $  (0.47)        $ (0.31)        $  (0.78)         $  0.23
                                                        ========         =======         ========          =======

     Diluted income (loss) per share
        As reported                                     $  (0.45)        $ (0.30)        $  (0.74)         $  0.25
                                                        ========         =======         ========          =======
        Proforma                                        $  (0.47)        $ (0.31)        $  (0.78)         $  0.22
                                                        ========         =======         ========          =======

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

     The   following   tables  set  forth  the   components   of  the  Company's
restructuring accruals and activity for the quarter and three quarters ended September 28, 2003:

                                                              Plant Closure      Personnel
                                             Total             and Leases        Reductions       Other
                                            -------           -------------      ----------     ---------
                                                                          (millions)
     Balance at June 29, 2003                $14.5               $10.2               $3.0         $1.3
     Adjustments                               0.3                 0.7               (0.4)           -
     Cash spending                            (2.4)               (1.1)              (1.0)        (0.3)
                                             -----               -----               ----         ----
     Balance at September 28, 2003           $12.4               $ 9.8               $1.6         $1.0
                                             =====               =====               ====         ====

     Balance at December 29, 2002            $22.8               $12.6               $8.2         $2.0
     Adjustments                              (1.2)                0.6               (1.6)        (0.2)
     Cash spending                            (9.2)               (3.4)              (5.0)        (0.8)
                                             -------             -----               ----         ----
     Balance at September 28, 2003           $12.4               $ 9.8               $1.6         $1.0
                                             =====               =====               ====         ====

     The Company expects to spend approximately $6.4 million during the twelve months ending September 26, 2004, with the balance to be spent through 2012, primarily for lease costs.

6.   INVENTORIES

     The components of inventory are listed below.

                                          September 28,        December 29,
                                              2003                 2002
                                          -------------        ------------
                                                     (thousands)
     Raw materials and supplies              $61,897              $60,588
     Work-in-process                          16,838               16,737
     Finished goods                           19,672               20,685
                                             -------              -------
       Total                                 $98,407              $98,010
                                             =======              =======

7.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS

     The components of long-term debt and revolving credit borrowings are listed below.

                                                                       September 28,         December 29,
                                                                           2003                   2002
                                                                       -------------         ------------
     Foamex L.P. Senior Secured Credit Facility                                   (thousands)
       Term Loan (1)                                                    $ 50,000               $     -
     Foamex L.P. Secured Term Loan (1)                                    80,000                     -



                  FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

                                                                       September 28,         December 29,
                                                                           2003                   2002
                                                                       -------------         ------------
                                                                                    (thousands)
     Foamex L.P. Amended Credit Facility
       Term Loan B (2)                                                         -                39,262
       Term Loan C (2)                                                         -                35,693
       Term Loan D (2)                                                         -                51,700
       Term Loan E (2)                                                         -                16,290
       Term Loan F (2)                                                         -                19,243
       Revolving credit facility (2)                                           -                51,823
     10 3/4% Senior secured notes due 2009 (3) (5)                       312,696               314,237
     9 7/8% Senior subordinated notes due 2007 (3)                       148,500               148,500
     13 1/2% Senior subordinated notes due 2005 (includes
       $1,773 and $2,486 of unamortized debt premium) (3)                 53,358                54,071
     Industrial revenue bonds (4)                                          7,000                 7,000
     Other (net of unamortized debt discount of $105 in 2003
       and $137 in 2002)                                                     761                   767
                                                                        --------              --------
                                                                         652,315               738,586

     Less current portion                                                  7,158                    46
                                                                        --------              --------

     Long-term debt                                                     $645,157              $738,540
                                                                        ========              ========

     Revolving credit borrowings (1)                                    $ 83,442              $      -
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

     The $240.0 Million Senior Secured Credit Facility consists of a revolving credit facility with a maximum availability of $190.0 million and a term loan of $50.0 million. The revolving credit facility includes a $50.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable and inventory. At September 28, 2003, Foamex L.P. had available borrowings of approximately $59.0 million and letters of credit outstanding of $20.9 million. Borrowings under the term loan are limited to eligible amounts, as defined, of equipment and real estate. Substantially all the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the revolving credit facility and the term loan bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At September 28, 2003, the weighted average interest rates were 4.34% and 4.38% for the revolving loans and the term loan, respectively. The term loan requires quarterly installment payments of approximately $1.8 million, commencing on September 30, 2003. All borrowings under the $240.0 Million Senior Secured Credit Facility will mature on April 30, 2007. The $240.0 Million Senior Secured Credit Facility includes

                  FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

both a subjective acceleration clause and a lockbox arrangement which requires all lockbox receipts be used to repay revolving credit borrowings. Accordingly, borrowings under the revolving credit facility are classified as current in the accompanying condensed consolidated balance sheet as of September 28, 2003 as required by Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lockbox Arrangement ("EITF No. 95-22").

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

7.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

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

Debt Covenants

     The indentures and other indebtedness agreements contain certain covenants that limit, among other things, the ability of the Company's subsidiaries (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interests, as

                  FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

defined, (iv) to merge, consolidate or sell all or substantially all of its assets, or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Under the most restrictive of the distribution restrictions, the Company could be paid by its subsidiaries, as of September 28, 2003, funds only to the extent to enable the Company to meet its tax payment liabilities and its normal operating expenses of up to $1.5 million annually, so long as no default or event of default has occurred.

     On November 15, 2002, Foamex L.P. and its bank lenders executed an amendment to the Amended Credit Facility. Under the amendment, Foamex L.P. was subject to minimum net worth, minimum EBDAIT, as defined, and maximum capital expenditure covenants through periods ending December 28, 2003. The minimum EBDAIT covenant was tested monthly, on a cumulative basis, beginning with December 2002. Foamex L.P. was in compliance with the revised covenants at December 29, 2002 and throughout 2003 until the Amended Credit Facility was terminated on August 18, 2003. Under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan, Foamex L.P. is subject to a fixed charge coverage ratio, as defined. For the quarter ended September 28, 2003, Foamex L.P.'s fixed charge coverage ratio was 1.28 which exceeded the required minimum fixed charge coverage ratio of 1.00. Foamex L.P. is also subject to a maximum annual capital expenditure amount which is $17.7 million for the year ending December 28, 2003.

Maturities of  Long-Term Debt

     Scheduled maturities of long-term debt as of September 28, 2003 are shown below (thousands):

     Quarter ending December 28, 2003                                  $  1,793
     2004                                                                 8,937
     2005                                                                60,578
     2006                                                                 7,143
     2007                                                               253,500
     Thereafter                                                         306,000
                                                                       --------
                                                                        637,951

     Unamortized debt premium/discount and fair value adjustment, net    14,364
                                                                       --------

     Total                                                             $652,315
                                                                       ========

8.   INCOME TAXES

     The effective tax benefit rate was 22.8% for the three quarters ended September 28, 2003. The effective tax benefit rate for the quarter and three quarters ended September 28, 2003, included a $3.1 million provision that reduced the effective tax benefit rate. The $3.1 million of tax expense was related to the Foamex L.P. $240.0 Million Senior Secured Credit Facility and the collateral provisions that pledged the stock of Foamex Canada. This collateral pledge under the U.S. Internal Revenue Code resulted in a deemed distribution of accumulated earnings, as defined, of Foamex Canada. Because the Company will not be able to utilize any Canadian tax credits associated with the deemed distribution, the full amount of the distribution was subject to U.S. taxation and will result in a reduction in the amount of the U.S. net operating loss carryforwards available. Without this adjustment, the effective tax benefit rate would have been 36.1% for the three quarters ended September 28, 2003. Effective tax rates are impacted by annual income from equity in joint ventures, which is considered to be permanently invested. Accordingly, no deferred tax liabilities are recognized on such income. The income tax benefit rate for the quarter ended September 28, 2003 was 23.5%.

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

     The Company has deferred income tax assets aggregating $122.4 million as of September 28, 2003 that primarily represent the benefit of future tax deductions and net operating loss carryforwards available to offset future taxable income in the U.S. In order to realize these assets, the Company must generate sufficient taxable income to offset its U.S. net operating loss carryforwards of approximately $217.9 million at December 29, 2002 expiring from 2010 to 2022. Approximately $111.5 million of the net operating loss carryforwards, related to $39.0 million of deferred tax assets, expire in the years 2010 to 2012 with the remainder principally expiring in the 2018-2022 period. The Company projects that it will have sufficient taxable income in the years 2005 to 2012 to utilize all of the expiring net operating loss carryforwards. The Company has had an ownership change as defined in IRC Section 382 and accordingly, the Company is limited (on an annual basis) to approximately $21.0 million of net operating loss carryforward utilization.

9.   COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are listed below.

                                                               Quarters Ended             Three Quarters Ended
                                                       -----------------------------   ---------------------------
                                                       September 28,   September 29,   September 28, September 29,
                                                           2003            2002            2003          2002
                                                       -------------   -------------   ------------  -------------
                                                                                  (thousands)
     Net income (loss)                                   $(10,999)        $(7,242)       $(17,976)       $ 6,689
     Foreign currency translation adjustments               1,493            (631)          5,629           (597)
     Pension liability adjustments                              -               -               -          9,597
                                                         --------         -------        --------        -------
     Total comprehensive income (loss)                   $ (9,506)        $(7,873)       $(12,347)       $15,689
                                                         ========         =======        ========        =======

10.  SEGMENT RESULTS

     Foam  Products  manufactures  and  markets  cushioning  foams for  bedding, furniture, packaging and health care applications and foam-based consumer products, such as mattress pads and children's furniture. Carpet Cushion Products manufactures and distributes rebond, prime, felt and rubber carpet padding. Automotive Products supplies foam products and laminates to major tier one suppliers and original equipment manufacturers. Technical Products manufactures and markets reticulated foams and other specialty foams for reservoiring, filtration, gasketing and sealing applications. The "Other" column in the table below represents certain manufacturing operations in Mexico City, corporate expenses not allocated to other business segments and restructuring, impairment and other charges (credits). The restructuring, impairment and other charges (credits) totaled $0.3 million and $(1.2) million in the quarter and three quarters ended September 28, 2003 and $(3.7) million and $(5.2) million in the quarter and three quarters ended September 29, 2002, respectively.

     Segment results are presented below.

                                                    Carpet
                                          Foam      Cushion      Automotive     Technical
                                        Products    Products      Products      Products       Other         Total
                                        --------    --------     ----------     ---------     -------     ----------
                                                                   (thousands)
Quarter ended September 28, 2003
Net sales                               $137,369    $ 54,126      $100,590       $25,803      $ 5,654     $  323,542
Income (loss) from operations           $ 10,645    $   (426)     $  5,251       $ 4,947      $(2,779)    $   17,638
Depreciation and amortization           $  2,853    $    984      $    819       $   780      $   858     $    6,294



                  FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.  SEGMENT RESULTS (continued)

                                                    Carpet
                                          Foam      Cushion      Automotive     Technical
                                        Products    Products      Products      Products       Other         Total
                                        --------    --------     ----------     ---------     -------     ----------
                                                                   (thousands)
Quarter ended September 29, 2002
Net sales                               $121,773    $ 61,105      $120,151       $30,500      $ 7,294     $  340,823
Income (loss) from operations           $  1,070    $ (4,749)     $  4,675       $ 2,412      $ 1,306     $    4,714
Depreciation and amortization           $  3,347    $  1,639      $  1,046       $   930      $   552     $    7,514

Three quarters ended September 28, 2003
Net sales                               $378,408    $157,352      $345,275       $88,807      $19,488     $  989,330
Income (loss) from operations           $ 18,168    $ (3,752)     $ 19,144       $20,837      $(6,211)    $   48,186
Depreciation and amortization           $  8,742    $  2,818      $  2,556       $ 2,554      $ 2,580     $   19,250

Three quarters ended September 29, 2002
Net sales                               $358,384    $174,338      $348,282       $94,889      $24,890     $1,000,783
Income (loss) from operations           $ 22,965    $ (8,967)     $ 21,696       $16,235      $  (531)    $   51,398
Depreciation and amortization           $ 11,778    $  5,118      $  3,012       $ 2,221      $ 1,616     $   23,745

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

13.    RESTATEMENT

     Subsequent to the issuance of the Company's unaudited condensed consolidated financial statements as of September 28, 2003 and for the quarter and three quarters then ended, the Company's management determined that there had been a calculation error in the carrying value of certain chemicals that had an impact on inventories as of September 28, 2003 and cost of goods sold for the quarter and three quarters ended September 28, 2003. The accompanying unaudited condensed consolidated financial statements have been restated to reduce inventories at September 28, 2003 by $2.4 million and increase cost of goods sold for the quarter and three quarters ended September 28, 2003 by $1.2 million and $2.4 million, respectively. Also, the Company has increased both net sales and cost of goods sold by $1.4 million and $5.8 million in the quarter and three quarters ended September 28, 2003, respectively, to reflect appropriate gross presentation of certain revenues and costs of its lamination activities as required by Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent", which activity had previously been presented on a net basis. In addition, the Company's management determined that it was appropriate to record certain other adjustments for items that had been originally identified and recorded in the quarter ended September 28, 2003 but related to earlier interim periods of 2003. These adjustments included decreasing cost of goods sold by $0.6 million and reducing restructuring, impairment and other credits by $0.7 million for the quarter ended September 28, 2003 for amounts applicable to the quarter ended June 29, 2003. Due to these changes, the Company also adjusted the calculation of the benefit for income taxes for the quarter and three quarters ended September 28, 2003. The Company has also reclassified $83.4 million of borrowings at September 28, 2003 under the revolving credit facility of Foamex L.P.'s Senior Secured Credit Facility from long-term to current in accordance with the guidance contained in EITF No. 95-22. As a result, the accompanying unaudited condensed consolidated financial statements as of September 28, 2003 and for the quarter and three quarters then ended have been restated to reflect the above matters.

                  FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13.  RESTATEMENT (continued)

     A summary of the significant effects of the restatement is as follows:

                                                                        Quarter Ended  September 28, 2003
                                                                      ------------------------------------
                                                                      Previously
                                                                       Reported                   Restated
                                                                      ----------                  --------
     Statement of Operations                                                        (thousands)
       Net Sales                                                       $321,466                   $323,542
       Cost of Goods Sold                                              $283,957                   $286,196
       Restructuring, Impairment and Other Charges (Credits)           $   (377)                  $    314
       Income from Operations                                          $ 18,551                   $ 17,638
       Loss before Benefit for Income Taxes                            $(13,456)                  $(14,369)
       Benefit for Income Taxes                                        $ (2,403)                  $ (3,370)

                                                                     Three Quarters Ended September 28, 2003
                                                                     ---------------------------------------
                                                                      Previously
                                                                       Reported                   Restated
                                                                      ----------                  --------
     Statement of Operations                                           (thousands, except per share data)
       Net Sales                                                       $983,580                   $989,330
       Cost of Goods Sold                                              $874,618                   $882,773
       Gross Profit                                                    $108,962                   $106,557
       Income from Operations                                          $ 50,591                   $ 48,186
       Loss before Benefit for Income Taxes                            $(20,874)                  $(23,279)
       Benefit for Income Taxes                                        $ (4,420)                  $ (5,303)
       Net Loss                                                        $(16,454)                  $(17,976)
       Net Loss per Share                                              $  (0.67)                  $  (0.74)

                                                                             September 28, 2003
                                                                      -------------------------------------
                                                                      Previously
                                                                       Reported                   Restated
                                                                      ----------                  --------
     Balance Sheet                                                                 (thousands)
       Inventories                                                     $100,812                   $ 98,407
       Revolving Credit Borrowings                                     $      -                   $ 83,442
       Long-Term Debt                                                  $728,599                   $645,157

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 28, 2003 COMPARED TO THE QUARTER ENDED SEPTEMBER 29, 2002

                                                    Carpet
                                          Foam      Cushion      Automotive     Technical
                                        Products    Products      Products      Products       Other         Total
                                        --------    --------     ----------     ---------     -------     ----------
                                                                   (thousands)
Quarter ended September 28, 2003
Net sales                               $137,369    $54,126       $100,590       $25,803      $ 5,654     $323,542
Income (loss) from operations           $ 10,645    $  (426)      $  5,251       $ 4,947      $(2,779)    $ 17,638
Depreciation and amortization           $  2,853    $   984       $    819       $   780      $   858     $  6,294
Income (loss) from operations
   as a percentage of net sales              7.7%      (0.8)%          5.2%         19.2%         n.m.*        5.5%

Quarter ended September 29, 2002
Net sales                               $121,773    $61,105       $120,151       $30,500      $ 7,294     $340,823
Income (loss) from operations           $  1,070    $(4,749)      $  4,675       $ 2,412      $ 1,306     $  4,714
Depreciation and amortization           $  3,347    $ 1,639       $  1,046       $   930      $   552     $  7,514
Income (loss) from operations
   as a percentage of net sales              0.9%      (7.8)%          3.9%          7.9%         n.m.*        1.4%

* not meaningful

Income from Operations

     Net sales for the quarter ended September 28, 2003 decreased 5.1% to $323.5 million from $340.8 million in the quarter ended September 29, 2002. An increase in Foam Products net sales was more than offset by decreases in the other segments. We expect that net sales in the quarter ending December 28, 2003 will decline about 8.0% primarily as a result of lower sales in our Automotive Products segment.

     The gross profit margin was $37.3 million, or 11.5%, in the quarter ended September 28, 2003 compared to $30.8 million, or 9.0%, in the 2002 period. Operating efficiencies and selling price increases to customers have allowed us to recover a substantial portion of increases in the cost of our major chemical raw materials that began to impact us in the quarter ended September 29, 2002.

     Income from operations for the quarter ended September 28, 2003 was $17.6 million, or 5.5% of net sales, which represented a 274.2% increase from the $4.7 million, or 1.4% of net sales, reported during the comparable 2002 period. Results for the 2003 and 2002 periods included net restructuring, impairment and other charges (credits) of $0.3 million and $(3.7) million, respectively, described in "Other" below. In addition to the improved gross profit discussed above, selling, general and administrative expenses decreased $10.4 million, or 34.9%. Employee related costs and professional fees were lower in the 2003 period. The 2002 period included $4.4 million of costs associated with a proposed public offering of Symphonex Inc., a proposed new subsidiary which would have included our Technical Products segment, and the proposed sale of the Carpet Cushion Products segment.

     Foam Products

     Foam Products net sales for the quarter ended September 28, 2003 increased 12.8% to $137.4 million from $121.8 million in the comparable 2002 period. Increases in volumes of consumer products and in selling prices to customers were partially offset by decreases in volume of commodity products primarily related to the closure of inefficient manufacturing facilities. Income from operations increased to $10.6 million in the quarter ended September 28, 2003 from $1.1 million in the comparable 2002 period as selling price increases and operating

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

efficiencies were partially offset by higher raw material costs and lower volumes of commodity products. Income from operations was 7.7% of net sales in 2003, up from 0.9% of net sales in 2002.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the quarter ended September 28, 2003 decreased 11.4% to $54.1 million from $61.1 million in the comparable 2002 period. Selling price increases were more than offset by declines in volume as we closed several carpet cushion facilities during 2002 and 2003 to focus this business on more profitable markets. The loss from operations of $0.4 million in the quarter ended September 28, 2003 was less than the $4.7 million loss from operations in the comparable 2002 period primarily as a result of our continued efforts to streamline the cost structure of this segment. The loss from operations represented 0.8% of net sales in 2003 and 7.8% of net sales in 2002.

     Automotive Products

     Automotive Products net sales for the quarter ended September 28, 2003 decreased 16.3% to $100.6 million from $120.2 million in the comparable 2002 period as a result of lower volumes, including an expected reduction in business with certain customers. Income from operations increased 12.3% to $5.3 million compared to $4.7 million in the comparable 2002 period due to lower selling, general and administrative expenses and lower allocation of corporate expenses. Income from operations represented 5.2% of net sales in 2003 and 3.9% of net sales in 2002.

     Technical Products

     Net sales for Technical Products for the quarter ended September 28, 2003 decreased 15.4% to $25.8 million from $30.5 million in the comparable 2002 period primarily due to lower volumes partially offset by higher prices of specialty products. Income from operations increased 105.1% to $4.9 million in the 2003 period compared to $2.4 million in the 2002 period. The improvement was due primarily to lower operating expenses and to costs related to Symphonex Inc. included in the 2002 period. Income from operations represented 19.2% of net sales in 2003 compared to 7.9% of net sales in 2002.

     Other

     Other primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to business segments and restructuring, impairment and other charges (credits). The decrease in net sales associated with this segment resulted from our Mexico City operations. The loss from operations was $2.8 million in the quarter ended September 28, 2003 compared to income from operations of $1.3 million in the quarter ended September 29, 2002. The quarters ended September 28, 2003 and September 29, 2002 included net restructuring, impairment and other charges (credits) of $0.3 million and $(3.7) million, respectively. (See Note 5 to the condensed consolidated financial statements.)

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

     Benefit for Income Taxes

     The effective tax benefit rate of 23.5% for the quarter ended September 28, 2003, included a $3.1 million provision that reduced the effective tax benefit rate. The $3.1 million of tax expense was related to the Foamex L.P. $240.0 Million Senior Secured Credit Facility and the collateral provisions that pledged the stock of Foamex Canada. This collateral pledge under the U.S. Internal Revenue Code resulted in a deemed distribution of accumulated earnings, as defined, of Foamex Canada. Because the Company will not be able to utilize any Canadian tax credits associated with the deemed distribution, the full amount of the distribution was subject to U.S. taxation and will result in a reduction in the amount of the U.S. net operating loss carryforwards available. Without this adjustment, the effective tax benefit rate would have been 45.0% for the quarter ended September 28, 2003. Effective tax rates are impacted by annual income from equity in joint ventures, which is considered to be permanently invested. Accordingly, no deferred tax liabilities are recognized on such income.

RESULTS OF OPERATIONS FOR THE THREE QUARTERS ENDED SEPTEMBER 28, 2003 COMPARED TO THE THREE QUARTERS ENDED SEPTEMBER 29, 2002

                                                    Carpet
                                          Foam      Cushion      Automotive     Technical
                                        Products    Products      Products      Products       Other         Total
                                        --------    --------     ----------     ---------     -------     ----------
                                                                   (thousands)
Three Quarters ended September 28, 2003
Net sales                               $378,408    $157,352      $345,275       $88,807      $19,488     $  989,330
Income (loss) from operations           $ 18,168    $ (3,752)     $ 19,144       $20,837      $(6,211)    $   48,186
Depreciation and amortization           $  8,742    $  2,818      $  2,556       $ 2,554      $ 2,580     $   19,250
Income (loss) from operations
   as a percentage of net sales              4.8%       (2.4)%         5.5%         23.5%         n.m.*          4.9%

Three Quarters ended September 29, 2002
Net sales                               $358,384    $174,338      $348,282       $94,889      $24,890     $1,000,783
Income (loss) from operations           $ 22,965    $ (8,967)     $ 21,696       $16,235      $  (531)    $   51,398
Depreciation and amortization           $ 11,778    $  5,118      $  3,012       $ 2,221      $ 1,616     $   23,745
Income (loss) from operations
   as a percentage of net sales              6.4%       (5.1)%         6.2%         17.1%         n.m.*          5.1%

* not meaningful

Income from Operations

     Net sales for the three quarters ended September 28, 2003 decreased 1.1% to $989.3 million from $1,000.8 million in the three quarters ended September 29, 2002. An increase in Foam Products net sales was more than offset by decreases in the other segments.

     The gross profit margin was $106.6 million, or 10.8%, in the three quarters ended September 28, 2003 compared to $115.4 million, or 11.5%, in the 2002 period. The decrease in gross profit is primarily due to increases in the cost of our major chemical raw materials since the second half of 2002 that have not been fully recovered through customer selling price increases and operating efficiencies.

     Income from operations for the three quarters ended September 28, 2003 was $48.2 million, or 4.9% of net sales, which represented a 6.2% decrease from the $51.4 million, or 5.1% of net sales, reported during the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     Foam Products

     Foam Products net sales for the three quarters ended September 28, 2003 increased 5.6% to $378.4 million from $358.4 million in the comparable 2002 period. Increases in selling prices to customers and increased volumes of consumer products were partially offset by decreases in volumes in other markets. Income from operations decreased 20.9% to $18.2 million in the three quarters ended September 28, 2003 from $23.0 million in the comparable 2002 period. Income from operations was negatively impacted by increased raw material prices in the three quarters ended September 28, 2003. Income from operations was 4.8% of net sales in 2003, down from 6.4% of net sales in 2002.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the three quarters ended September 28, 2003 decreased 9.7% to $157.4 million from $174.3 million in the comparable 2002 period. Selling price increases were more than offset by declines in volume as we closed several carpet cushion facilities during 2002 and 2003 to focus this business on more profitable markets. The loss from operations was $3.8 million in the three quarters ended September 28, 2003 compared to a $9.0 million loss in the comparable 2002 period primarily due to cost containment from the streamlining of operations and higher selling prices. The loss from operations represented 2.4% of net sales in 2003 and 5.1% of net sales in 2002.

     Automotive Products

     Automotive Products net sales for the three quarters ended September 28, 2003 decreased 0.9% to $345.3 million from $348.3 million in the comparable 2002 period. Higher selling prices were more than offset by lower volumes. Income from operations decreased 11.8% to $19.1 million compared to $21.7 million in the comparable 2002 period primarily due to higher raw material costs. Income from operations represented 5.5% of net sales in 2003 and 6.2% of net sales in 2002.

     Technical Products

     Net sales for Technical Products for the three quarters ended September 28, 2003 decreased 6.4% to $88.8 million from $94.9 million in the comparable 2002 period primarily due to lower volumes. Income from operations increased 28.3% to $20.8 million in the 2003 period compared to $16.2 million in the 2002 period. The improvement is partially due to increased sales of high-end products. The 2002 period also included costs related to Symphonex Inc. Income from operations represented 23.5% of net sales in 2003 compared to 17.1% in 2002.

     Other

     Other primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to business segments and restructuring, impairment and other charges (credits). The decrease in net sales associated with this segment resulted from our Mexico City operations. The loss from operations was $6.2 million in the three quarters ended September 28, 2003 and $0.5 million in the three quarters ended September 29, 2002 and reflected generally higher corporate expenses in 2003 and included restructuring and other credits discussed below.

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

     Benefit for Income Taxes

     The effective tax benefit rate was 22.8% for the three quarters ended September 28, 2003. The effective tax benefit rate for the quarter and three quarters ended September 28, 2003, included a $3.1 million provision that reduced the effective tax benefit rate. The $3.1 million of tax expense was related to the Foamex L.P. $240.0 Million Senior Secured Credit Facility and the collateral provisions that pledged the stock of Foamex Canada. This collateral pledge under the U.S. Internal Revenue Code resulted in a deemed distribution of accumulated earnings, as defined, of Foamex Canada. Because the Company will not be able to utilize any Canadian tax credits associated with the deemed distribution, the full amount of the distribution was subject to U.S. taxation and will result in a reduction in the amount of the U.S. net operating loss carryforwards available. Without this adjustment, the effective tax benefit rate would have been 36.1% for the three quarters ended September 28, 2003. Effective tax rates are impacted by annual income from equity in joint ventures, which is considered to be permanently invested. Accordingly, no deferred tax liabilities are recognized on such income.

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

     We have deferred income tax assets aggregating $122.4 million as of September 28, 2003 that primarily represent the benefit of future tax deductions and net operating loss carryforwards available to offset future taxable income in the U.S. In order to realize these assets, we must generate sufficient taxable income to offset our U.S. net operating loss carryforwards of approximately $217.9 million at December 29, 2002 expiring from 2010 to 2022. Approximately $111.5 million of the net operating loss carryforwards, related to $39.0 million of deferred tax assets, expire in the years 2010 to 2012 with the remainder principally expiring in the 2018-2022 period. During 2002, we

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

projected a taxable loss for 2002 and small amounts of taxable income in 2003 and 2004, and taxable income in the years 2005 through 2012 which would be sufficient to utilize all of the net operating loss carryforwards that expire in the years 2010 to 2012. Our actual results for 2002 were essentially similar to the results we projected when we reversed the valuation allowance in 2002. Our projections as of December 29, 2002 included tax losses in each of the years 2002 through 2004 that can be carried forward to 2022-24. We continue to project that we will have sufficient taxable income in the years 2005 to 2012 to utilize all of the expiring net operating loss carryforwards. We have had an ownership change as defined in IRC Section 382 and accordingly, we are limited (on an annual basis) to approximately $21.0 million of operating loss carryforward utilization.

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

     Cumulative Effect of Accounting Changes

     The three quarters ended September 29, 2002, include a goodwill impairment charge of $72.0 million as a result of the adoption of SFAS No. 142. Also, in the three quarters ended September 29, 2002, we recorded a $1.3 million credit related to an excess over cost arising from a business combination in accordance with SFAS No. 141.

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

     Cash and cash equivalents were $5.0 million at September 28, 2003 compared to $4.5 million at December 29, 2002. Working capital at September 28, 2003 was $33.1 million and the current ratio was 1.11 to 1 compared to working capital at December 29, 2002 of $136.7 million and a current ratio of 1.68 to 1. The decrease in working capital is primarily due to the requirement to classify $83.4 million of borrowings under the revolving credit portion of Foamex L.P.'s $240.0 Million Senior Secured Credit Facility as current in accordance with EITF No. 95-22. (See Note 7 to the condensed consolidated financial statements.)

     Total long-term debt and revolving credit borrowings at September 28, 2003 were $735.8 million, down $2.8 million from December 29, 2002. As of September 28, 2003, there were $83.4 million of revolving credit borrowings under the Foamex L.P. $240.0 Million Senior Secured Credit Facility with approximately $59.0 million available for borrowings and $20.9 million of letters of credit outstanding.

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

     Under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan, Foamex L.P. is subject to a fixed charge coverage ratio, as defined. For the quarter ended September 28, 2003, Foamex L.P.'s fixed charge coverage ratio was 1.28 which exceeded the required minimum fixed charge coverage ratio of 1.00. Foamex L.P. is also subject to a maximum annual capital expenditure amount which is $17.7 million for the year ending December 28, 2003.

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

     Cash Flow from Operating Activities

     Cash provided by operating activities in the three quarters ended September 28, 2003 was $25.8 million compared to cash used of $6.9 million in the three quarters ended September 29, 2002. Accounts receivable increased by $4.6 million primarily as a result of higher sales in the latter part of the quarter ended September 28, 2003 when compared to the latter part of the fourth quarter of 2002, while accounts payable increased by $22.8 million as a result of the timing of our payments to vendors.

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

     The Company's Chief Executive Officer and Chief Financial Officer, with the participation of the Company's management, continue to evaluate the effectiveness of the Company's disclosure controls and procedures. Based on that continued evaluation, the Company determined during the fourth quarter of 2003 that the value of certain in transit raw material inventory was overstated due to a calculation error made during a transition to a new module of an enterprise wide transaction processing software package in February 2003. This error was reported to the Company's auditors and to the audit committee of the Company's Board of Directors. As a result, the Company restated its financial statements for each of the three quarters of 2003 for this error and other adjustments previously identified by management that were not individually or in the aggregate material to the respective periods. The Company has instituted procedures intended to ensure that the value of the in transit raw material inventory is more effectively monitored. Additionally, the Company corrected the balance sheet classification of revolving debt entered into during the third quarter of 2003 to comply with applicable accounting guidance.

ITEM 4. CONTROLS AND PROCEDURES.

     The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of September 28, 2003 and have concluded that the Company's disclosure controls and procedures, except for the items noted above were effective as of September 28, 2003. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, also evaluated the Company's internal control over financial reporting to determine whether any changes occurred during this period that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there have been no such changes during the quarter covered by this report, except as described above.

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


                                     FOAMEX INTERNATIONAL INC.

Date:  January 22, 2004              By:   /s/  K. Douglas Ralph
                                           -------------------------------------
                                           K. Douglas Ralph
                                           Executive Vice President and Chief
                                           Financial Officer
                                           (Duly Authorized Officer)


Date:  January 22, 2004              By:   /s/  Bruno Fontanot
                                           -------------------------------------
                                           Bruno Fontanot
                                           Senior Vice President - Finance
                                           and Chief Accounting Officer