Form 10-K
period 2003-12-28
FOAMEX INTERNATIONAL INC
filed 2004-03-10
CIK 912908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 28, 2003

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from .......... to ..........

                         Commission file number: 0-22624

                            FOAMEX INTERNATIONAL INC.
             ------------------------------------------------------
             (Exact Name of registrant as Specified in its Charter)

           Delaware                                              05-0473908
---------------------------------                         ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

1000 Columbia Avenue, Linwood, PA                                 19061
----------------------------------------                  ----------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (610) 859-3000
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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Securities Act of 1934). YES X   NO
                                                         ---     ---

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 27, 2003, was $28.9 million.

     The number of shares outstanding of the registrant's common stock as of February 27, 2004 was 24,443,463.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive proxy statement to be filed within 120 days pursuant to Rule. 12b-23 of the Securities and Exchange Act of 1934, as amended.

                            FOAMEX INTERNATIONAL INC.

                                      INDEX

                                                                                                               Page
Part I
         Item  1.     Business                                                                                    3
         Item  2.     Properties                                                                                 10
         Item  3.     Legal Proceedings                                                                          10
         Item  4.     Submission of Matters to a Vote of Security Holders                                        12

Part II
         Item  5.     Market for Registrant's Common Equity and
                           Related Stockholder Matters                                                           12
         Item  6.     Selected Financial Data                                                                    13
         Item  7.     Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                                         15
         Item  7a.    Quantitative and Qualitative Disclosures about Market Risk                                 30
         Item  8.     Financial Statements and Supplementary Data                                                30
         Item  9.     Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure                                                30
         Item 9a.     Controls and Procedures                                                                    31

Part III
         Item 10.     Directors and Executive Officers of the Registrant                                         31
         Item 11.     Executive Compensation                                                                     31
         Item 12.     Security Ownership of Certain Beneficial Owners
                           and Management                                                                        31
         Item 13.     Certain Relationships and Related Transactions                                             31
         Item 14.     Principal Accounting Fees and Services                                                     31

Part IV
         Item 15.     Exhibits, Financial Statement Schedules
                           and Reports on Form 8-K                                                               31

         Signatures                                                                                              38


The Registrant will furnish a copy of any exhibit to this Annual Report on Form 10-K upon the payment of a fee equal to the Registrant's reasonable expense in furnishing such exhibit.

PART I
ITEM l.  BUSINESS

General

     Foamex International Inc. (referred to in this document as the "Company, we, us and/or our") is engaged primarily in the manufacturing and distribution of flexible polyurethane and advanced polymer foam products. As of December 28, 2003, our operations are conducted through our wholly-owned subsidiary, Foamex L.P., and through Foamex Canada Inc., Foamex Latin America, Inc. and Foamex Asia, Inc., which are wholly-owned subsidiaries of Foamex L.P. We were incorporated in 1993 to act as a holding company for Foamex L.P.

     Throughout this Annual Report on Form 10-K, we incorporate by reference information from parts of other documents filed with the Securities and Exchange Commission (the "SEC"). The SEC allows us to disclose important information by referring to it in this manner, and you should review that information.

     We make our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements for our annual shareholders' meeting, as well as any amendments to those reports, available free of charge through our web site as soon as reasonably practicable after we electronically file that material with, or furnish it to, the SEC. You can learn more about us by reviewing our SEC filings on our web site. Our SEC reports, available through www.sec.gov which is maintained by the SEC, can be accessed through the investor relations' page of our web site, which is located at www.foamex.com/investor.php.

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

     Carpet Cushion Products

     We manufacture carpet cushion products, which include rebond, prime, felt and rubber carpet padding. Prime carpet padding is made from virgin polyurethane foam buns. Rebond carpet padding is primarily made from recycled foam, which is shredded into small pieces, processed and then bonded using a polyurethane chemical adhesive. Rebond manufacturing requires the management of a comprehensive recycling business that includes an extensive internal and external collection network from the automotive and foam industries on a worldwide basis. Our fiber operation incorporates both mechanical and chemical bonding techniques to produce high-end padding from virgin and recycled fibers. We produce high-end rubber carpet padding utilizing synthetic rubber.

     Automotive Products

     We are one of the largest suppliers of polyurethane foam products to the North American automotive industry. Our product lines include: foam rolls and flame-laminated composites, to improve comfort and provide pleasing appearance in seat covers and other interior soft-trim applications; thermoformable foams, to provide structure and shape in various substrate applications; acoustical foams, to reduce noise and improve sound quality in the vehicle; barrier foam products, which allow our customers to more efficiently process components with low-pressure injection-molding or foam-in-place manufacturing methods; molded energy-absorbing foams, to enhance occupant safety in vehicle crash situations; and molded seating cushions.

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

     We maintain our position in the  automotive  industry  through a continuing
focus  on  new  product  development,   flexible  and  efficient   manufacturing
capabilities, and outstanding quality and service.

     Technical Products

     We are one of the foam industry's prime innovators and producers of foams used for industrial, specialty, consumer and transportation applications, which we refer to as "Technical Products." Technical Products consist of reticulated foams and other custom polyester and polyether foams specially formulated to meet the needs of technical customers. Reticulation is the thermal or chemical process used to remove the membranes from the interconnecting cells within foam. This leaves a porous, skeletal structure allowing for the free flow of gases and/or liquids. Other post processes such as felting, coating or laminating to other foams or materials give these composites specific properties.

     Reticulated foams particularly are well suited for fluid management such as filtration, reservoiring and sound attenuation; non-reticulated foams are used for energy management applications such as sound absorption and gasketing. Industrial applications include carburetors, computer cabinets, inkpad reservoirs, high-speed inkjet printers and speaker grills. Medical applications include oxygenators for cardiopulmonary surgery, instrument holders for sterilization, pre-op scrubbers impregnated with anti-microbial agents and foams used in x-rays. Other Technical Products have unique characteristics such as flame retardancy and fluid absorption. Additional products sold within this group include foams for refrigerated supermarket produce counters, mop heads, paint brushes and cosmetic applications.

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

Marketing and Sales

     Foam Products sells directly to major bedding and furniture manufacturers and also through third party independent fabricators. In addition, we manufacture and distribute foam-based consumer products such as futons, pillows, mattress pads and children's furniture to retail chains. Our foam-based consumer products sales efforts are primarily regionally based. The key strategic elements supporting growth in these areas are a focus on marketing and sales efforts, high quality, cost-competitive and innovative products and low freight costs through optimal plant location. Plant locations are critical in this regionalized business where the transportation cost typically comprises a significant portion of product cost.

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

International Operations

     Our international operations are located in Canada, Mexico and Asia. We operate four manufacturing facilities in Canada to service our cushioning and automotive customers and have five facilities in Mexico serving the automotive and cushioning industries. Four of the Mexican facilities are located within the Mexican free trade zones close to the U.S. border and primarily service automotive customers. Our Mexico City facility services both automotive and foam fabrication customers.

     We participate in a joint venture with fabrication facilities in Singapore and Thailand. In December 2001, we increased our non-controlling equity interest in the joint venture to 70%. The joint venture installed its first foam pourline during 2003. This pourline, which was entirely financed by the joint venture entity, will reduce foam shipping costs for sales to the region and increase the range of markets served.

     We have maintained a longstanding relationship with Recticel s.a. ("Recticel"), a leading manufacturer of flexible polyurethane foam in Europe. We have in the past exchanged technical information and expertise relating to foam manufacturing with Recticel.

Major Customers

     Sales to Johnson Controls, which are included in Automotive Products, accounted for approximately 16.3% of our net sales in 2003, 17.3% of our net sales in 2002, and 15.7% of our net sales in 2001. No other customer accounted for more than 10.0% of our net sales during any of the past three years. Net sales to our five largest customers comprised approximately 34.7% of our net sales in 2003, 33.8% of our net sales in 2002, and 35.0% of our net sales in 2001. The loss of any one of these customers could have a material adverse effect on our business.

Manufacturing and Raw Materials

     Our manufacturing and distribution facilities are strategically located to service our major customers because the high freight cost in relation to the cost of the foam product generally results in distribution being most cost-effective within a 200 to 300 mile radius. During 2003, we closed certain carpet padding operations, a foam pouring operation, and a foam fabrication operation.

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

     The prices of TDI and polyol have historically been cyclical and volatile. The prices of these raw materials are influenced by demand, manufacturing capacity, oil prices and the current geopolitical instability and its impact on oil production and prices. We experienced increases in the average prices of raw materials from major chemical manufacturers in the year ended December 28, 2003 from the prior year. We attempt to offset raw material price increases through selling price increases and manufacturing process efficiencies, but we were only partially able to do so in the year ended December 28, 2003. In the future, we may not be successful in implementing selling price increases to fully recover raw material cost increases. Competitive pricing pressure may also require us to adjust our selling prices or lose volume.

     A key material needed in the manufacture of rebond carpet padding is scrap foam. We internally generate a substantial portion of the scrap foam used in the production of rebond carpet padding from our other operations. Historically, the market price of rebond carpet padding has fluctuated with the market price of scrap foam.

Employees

     As of December 28, 2003, we employed approximately 5,100 persons. Approximately 1,300 of these employees are located outside the United States and approximately 1,700 employees are covered by collective bargaining agreements with labor unions. These agreements expire on various dates through 2006. We consider relations with our employees to be good.

Competition

     The flexible polyurethane foam industry is highly competitive with price, quality and service being significant competitive factors. Our competitors in the polyurethane foam industry include E. R. Carpenter Company, Leggett & Platt Incorporated, Hickory Springs Manufacturing Company, Vitafoam, Inc., Flexible Foam Products, Inc., Future Foam, Inc. and The Woodbridge Group. None of these competitors individually competes in all of the business segments in which we do business.

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

Research and Development

     We believe we have a leading research and development capability in the flexible polyurethane foam industry. Our primary research and development facility is located in Eddystone, Pennsylvania. Expenditures for research and development amounted to $3.6 million for 2003, $4.8 million for 2002 and $3.1 million for 2001.

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

     We continue to be highly leveraged and have substantial debt service obligations. As of December 28, 2003, our total long-term debt and revolving credit borrowings were approximately $745.6 million and our shareholders' deficiency was approximately $203.1 million. As of December 28, 2003, we had approximately $46.8 million in revolving loan availability and approximately $20.9 million in outstanding letters of credit. We may also incur additional debt in the future, subject to certain limitations contained in our debt instruments.

     The degree to which we are leveraged could have important consequences. For example:

o our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be limited;

o a significant portion of our cash flow from operations must be dedicated to the payment of interest and principal on our debt, which reduces the funds available for operations;

o some of our debt is and will continue to be at variable rates of interest, which may result in higher interest expense in the event of increases in interest rates or inability to achieve certain financial conditions; and

o our debt agreements contain, and any agreements to refinance our debt likely will contain, financial and restrictive covenants, and our failure to comply with them may result in an event of default which, if not cured or waived, could have a material adverse effect on us.

If we are unable to comply with our financial covenants, our bank lenders could cause all amounts outstanding under the Senior Secured Credit Facility and Secured Term Loan to be due and payable immediately.

     On August 18, 2003, Foamex L.P. and its bank lenders executed a $240.0 million Senior Secured Credit Facility (the "240.0 Million Senior Secured Credit Facility") and an $80.0 million Secured Term Loan with another lender (the "Secured Term Loan"), which, among other things, requires Foamex L.P. to meet a financial covenant. Under the Senior Secured Credit Facility and the Secured Term Loan, Foamex L.P. is subject to a fixed charge coverage ratio, as defined, of 1.00. If we are unable to comply with the financial covenant, the bank lenders could cause all amounts outstanding under the $240.0 Million Senior Secured Credit Facility and Secured Term Loan to be due and payable immediately. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of Foamex L.P.'s other debt instruments, which unless cured or waived, would have a material adverse effect on us and could impair our ability to continue as a going concern.

We may not generate sufficient taxable income to utilize our deferred income tax assets.

     We have net deferred income tax assets aggregating approximately $123.3 million that primarily represent the benefit of future tax deductions and net operating loss carryforwards available to offset future taxable income in the U.S.

     If we are unable to generate sufficient taxable income to utilize the net operating loss carryforwards on a timely basis, some or all of our deferred tax assets will be required to be written off through a charge to operations in future years. Our net operating loss carryforwards begin to expire in the year 2010. We evaluate the realizability of deferred tax assets on an annual and quarterly basis or if there is a significant change in circumstances that may cause a change in our judgment about realizability of deferred tax assets. Any valuation allowance that may be required to be established as a result of this evaluation process could have a material adverse effect on our financial position and results of operations.

We may not be able to generate sufficient cash flow to meet our debt service obligations.

     Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt service obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. Our annual debt service obligations will increase by $2.3 million per year for each 1% increase in interest rates, based on the balance of variable rate debt outstanding as of December 28, 2003. Our estimated debt service obligation for 2004 is $81.1 million, based on levels of debt and interest rates in effect at December 28, 2003. In addition, Foamex L.P.'s 13 1/2% senior subordinated notes (the "13 1/2% Senior Subordinated Notes"), currently in the face amount of $51.6 million, are due on August 15, 2005. If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We may not be able to refinance or restructure our debt or sell assets on a timely basis, on acceptable terms or at all. Furthermore, the proceeds of any refinancing, restructuring or asset sale may not generate sufficient cash flow to meet our debt service obligations. In addition, we may not be able to obtain additional financing on acceptable terms, if at all, or may not be permitted to obtain additional financing under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.

We may incur more debt, which could exacerbate the risks described above.

     We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The $240.0 Million Senior Secured Credit Facility, Secured Term Loan and the indentures relating to Foamex L.P.'s 10 3/4% senior secured notes due 2009, 9 7/8% Senior Subordinated Notes due 2007 (the "9 7/8% Senior Subordinated Notes") and 13 1/2% Senior Subordinated Notes due 2005 restrict Foamex L.P. and its subsidiaries in incurring additional indebtedness, but do not fully prohibit Foamex L.P. and its subsidiaries from doing so. If new debt is added to our and our subsidiaries' current debt levels, the related risks, including those described above, that we and they now face could intensify, which could have a material adverse effect on us.

The price and availability of raw materials account for a significant portion of our manufacturing costs. We have experienced significant increases in raw material costs and may continue to do so.

     The two principal chemicals used in the manufacture of flexible polyurethane foam are toluene diisocyanate, or "TDI," and polyol. The prices of TDI and polyol are influenced by demand, manufacturing capacity and oil and natural gas prices. Historically, the price of raw materials has been cyclical and volatile and our principal suppliers of raw materials used in the manufacture of flexible polyurethane foam have significantly increased the price of raw materials several times over the past several years.

     We attempt to offset raw material price increases through selling price increases and manufacturing process efficiencies, but we were not able to fully do so in 2003. Our suppliers of TDI and polyol, as well as our other suppliers, may increase raw material prices in the future and we may not be able to implement additional selling price increases to fully offset raw material cost increases. This could have a material adverse effect on our business, financial condition and results of operations.

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

     A few of our customers are material to our business and operations. Sales to our five largest customers together accounted for approximately 34.7% of our net sales in 2003, 33.8% of our net sales in 2002, and 35.0% of our net sales in 2001. Sales to Johnson Controls, our largest customer, accounted for 16.3% of our net sales in 2003, 17.3% of our net sales in 2002, and 15.7% of our net sales in 2001. The loss, or a substantial decrease in the amount, of purchases by any of our major customers could adversely affect our financial position and results of operations.

Our customers' financial condition may have a material adverse effect on our business, financial condition and results of operations.

     In the ordinary course of business, we extend trade credit to our customers. In the event our customers, in the aggregate or certain significant customers, are not able to pay us for our products on a timely basis or at all, this could have a material adverse effect on our business, financial condition and results of operations.

We could incur significant costs if we are unable to renew leases for certain of our manufacturing facilities.

     We lease certain of our foam pouring facilities. In the event we are unable to renew our leases at these facilities, we could incur significant costs in relocating our manufacturing operations. Such costs could include the actual removal and relocation of equipment and inventory, the lost production time associated with the transition, relocation of certain key employees, training employees at the relocated manufacturing facilities, and additional costs for preparing the new locations for operations. In addition, we may not be able to secure the required permits at an optimal location. If we were unable to renew a lease and were forced to relocate, the costs associated with such relocation could have a material adverse effect on our business, financial condition and results of operations.

We are subject to extensive federal, state, local and foreign environmental laws and regulations.

     Our past and present business operations and the past and present ownership and operation of our real property are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment and the remediation of environmental contamination. We are currently remediating soil and groundwater contamination in excess of state standards at several of our current and former facilities. Further, we are currently designated a Potentially Responsible Party, or "PRP," by the United States Environmental Protection Agency, or "EPA", or by state environmental agencies or by other PRPs relating to 11 sites. We have accrued our estimated costs for remediation of these sites. If there are additional sites or our estimates are not correct, there could be a material adverse effect on our financial condition and results of operations. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist on our properties. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws, and discovery of new conditions may require us to make additional expenditures, which may be material.

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

ITEM 2.  PROPERTIES

     As of December 28, 2003, we maintained 56 manufacturing and distribution facilities. Total floor space in use at our 17 owned manufacturing and distribution facilities is approximately 3.4 million square feet and total floor space in use at our 39 leased manufacturing and distribution facilities is approximately 4.5 million square feet. Forty-seven of these facilities are located throughout 33 cities in the United States, four facilities are located in Canada, and five facilities are located in Mexico. We have approximately 1.9 million square feet of idle space of which approximately 1.1 million is leased.

     The lease for one of our foam pouring facilities expires in 2004. It is conceivable that this lease may not be extended or renewed. Like any other lease, if we are unable to extend or renew this lease, the costs associated with a relocation could have a material adverse effect on our business, financial condition, cash flow and results of operations. Except as described above, we do not anticipate any problem in renewing or replacing any of the leases expiring in 2004.

     We maintain administrative offices in Linwood, Pennsylvania and New York, New York.

     Property information by business segment is not reported because many of our facilities produce products for multiple business segments.

ITEM 3.  LEGAL PROCEEDINGS

     Litigation--Breast Implants

     As of February 24, 2004, Foamex L.P. and Trace International Holdings, Inc. ("Trace") were two of multiple defendants in 529 actions filed on behalf of approximately 652 recipients of breast implants in various United States courts and one Canadian provincial court, some of which allege substantial damages, but most of which allege unspecified damages for personal injuries of various types. Three of these cases seek to allege claims on behalf of all breast implant recipients or other allegedly affected parties, but no class has been approved or certified by the courts. During 1995, we, Foamex L.P. and Trace were granted summary judgments and dismissed as defendants from all cases in the federal courts of the United States and the state courts of California. Appeals for these decisions were withdrawn and the decisions are final. The number of pending cases has steadily declined over the last several years from a peak of 3,486 cases on behalf of approximately 5,766 individuals. Despite the 1995 Summary Judgment, some cases have been filed against Foamex L.P. and Trace in federal courts. These have been dismissed and, in many cases, the actions were re-filed in state courts. No cases relating to breast implants are pending against Foamex L.P. or Trace in federal courts at this time. None of Foamex L.P., we, or Trace nor any of our carriers has paid to settle any claims relating to breast implants, and no judgment has ever been entered against Foamex L.P., Trace, or us or any of our carriers in respect of these matters.

     Although breast implants do not contain foam, certain silicone gel implants were produced using a polyurethane foam covering fabricated by independent distributors or fabricators from bulk foam purchased from us or from Trace. Neither we nor Trace recommended, authorized, or approved the use of foam for these purposes. We are also indemnified by Trace for any such liabilities relating to foam manufactured prior to October 1990. Trace's insurance carrier has continued to pay our litigation expenses after Trace's filing of a petition for relief under the Bankruptcy Code on July 21, 1999. Trace's insurance policies continue to cover certain liabilities of Trace, but if the limits of those policies are exhausted, Trace will be unable to continue to provide additional indemnification. While it is not feasible to predict or determine the outcome of these actions, based on management's present assessment of the merits of pending claims, without taking into account the indemnification provided by Trace, the coverage provided by Trace's and our liability insurance and potential indemnity from the manufacturers of polyurethane covered breast implants, management believes that it is not reasonably possible that the disposition of the matters that are pending or that may reasonably be anticipated to be asserted will result in a loss that is material to our consolidated financial position, results of operations or cash flows. If management's assessment of our liability relating to these actions is incorrect, these actions could have a material adverse effect on our financial position, results of operations and cash flows.

     Litigation--Other

     We and our subsidiaries are party to various lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations. If management's assessment of the liability relating to these actions is incorrect, these actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of December 28, 2003, we have accrued approximately $1.1 million for litigation, claims and other legal matters in addition to the environmental matters discussed below.

Environmental and Health and Safety

     We are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, are from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of December 28, 2003, we had accruals of approximately $2.5 million for environmental matters, including approximately $2.3 million related to remediating and monitoring soil and groundwater contamination and approximately $0.2 million relating to PRP sites and other matters.

     On August 31, 2002, Environment Canada, the Canadian environmental regulatory agency, finalized a rule which would require flexible polyurethane foam manufacturing operations to reduce methylene chloride (dichloromethane) air emissions. The rule establishes a 50.0% reduction in methylene chloride emissions by December 1, 2004 and 100.0% reductions by January 1, 2007. This standard will not require us to make material expenditures for our Canadian plants.

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

     The Comprehensive Environmental Response, Compensation and Liability Act, or "CERCLA," and comparable state laws impose liability without fault for the costs of cleaning up contaminated sites on certain classes of persons that contributed to the release of hazardous substances into the environment at those sites, for example, by generating wastes containing hazardous substances which were disposed at such sites. We are currently designated as a PRP by the EPA or by state environmental agencies or other PRPs, pursuant to CERCLA or analogous state statutes, with respect to 11 sites. Estimates of total cleanup costs and fractional allocations of liability are often provided by the EPA, the state environmental agency or the committee of PRPs with respect to the specified site. Based on these estimates (to the extent available) and on known information, in each case and in the aggregate, we do not expect additional costs, if any, to be material to our results of operations, financial position or cash flows.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Our common stock is traded through the National Association of Securities Dealers, Inc. National Market System (the "NASDAQ") under the symbol "FMXI".

     The following table sets forth the high and low bid prices for the common stock.

       2003                                         High              Low
                                                  --------          -------
       Quarter Ended March 30                     $ 3.20            $ 1.08
       Quarter Ended June 29                      $ 3.69            $ 0.90
       Quarter Ended September 28                 $ 5.95            $ 2.87
       Quarter Ended December 28                  $ 5.20            $ 3.54

       2002
       Quarter Ended March 31                     $10.43            $ 7.75
       Quarter Ended June 30                      $11.55            $ 7.75
       Quarter Ended September 29                 $11.11            $ 4.66
       Quarter Ended December 29                  $ 5.76            $ 1.12

     As of December 28, 2003, there were 133 holders of record of the common stock.

     There were no cash dividends paid on common stock during the past two fiscal years. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition and requirements, restrictions in financing agreements, business conditions and other factors. We are a holding company whose assets consist primarily of a wholly-owned subsidiary, Foamex L.P. Consequently, our ability to pay dividends is dependent upon the earnings of Foamex L.P. and any future subsidiaries and the distribution of those earnings to us and loans or advances by Foamex L.P. and any such future subsidiaries. The ability of Foamex L.P. to make distributions is restricted by the terms of financing agreements. Due to such restrictions, we expect to have only limited access to the cash flow generated by Foamex L.P. for the foreseeable future.

Equity Compensation Plan Information

     The following table summarizes information about the Foamex International Inc. 1993 Stock Option Plan and the Foamex International Inc. 2002 Stock Award Plan for Directors, Executive Officers and Key Employees. This information is as of December 28, 2003.

                                                               Number of      Weighted       Number of Securities
                                                           Securities to be    Average      Available for Future
                                                             Issued Upon       Exercise     Issuance Under Equity
                                                              Exercise of      Price of     Compensation Plans
                                                             Outstanding     Outstanding   (Excluding Securities
                     Plan Category                            Options          Options           Outstanding)
------------------------------------------------------     ----------------  -----------   ----------------------
Equity compensation plans approved by stockholders            4,177,431           $6.11            1,399,959
Equity compensation plans not approved by stockholders                -             N/A                    -
                                                              ---------           -----            ---------
Total                                                         4,177,431           $6.11            1,399,959
                                                              =========           =====            =========

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected historical consolidated financial data. The financial data should be read in conjunction with the consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K.

                                                                           Fiscal Year (1)
                                                -----------------------------------------------------------------
                                                    2003          2002        2001 (2)       2000        1999
                                                ----------     ----------   ----------    ----------  -----------
                                                          (thousands, except for earnings per share)
Statements of Operations Data
   Net sales                                    $1,304,560     $1,328,094   $1,252,904    $1,257,778  $1,294,639
   Income (loss) from continuing
     operations (3)(4)(5)                       $  (21,489)    $   60,948   $   (5,612)   $   17,013  $   19,716
   Basic earnings (loss) per share from
     continuing operations                      $    (0.88)    $     2.51   $    (0.24)   $     0.69  $     0.79
   Diluted earnings (loss) per share from
continuing operations                           $    (0.88)    $     2.32   $    (0.24)   $     0.67  $     0.78

Balance Sheet Data
   Total assets                                 $  789,906     $  813,577   $  766,962    $  751,581  $  781,313
   Long-term debt, classified as current (6)    $   96,065              -            -             -           -
   Long-term debt, excluding current portion    $  640,621     $  738,540   $  648,232    $  687,758  $  725,297
   Stockholders' deficiency                     $ (203,116)    $ (189,733)  $ (180,746)   $ (164,669) $ (166,381)

(1) We changed to a fiscal year from a calendar year during 2002. We have a 52 or 53-week fiscal year ending on the Sunday closest to the end of the calendar year. The 2002 fiscal year included the 52 weeks ended December 29, 2002 after adjustment for December 31, 2001 which was included in the prior year.

(2) Includes the results of operations of General Foam Corporation from July 25, 2001, the date it was acquired.

(3) Includes net restructuring, impairment and other charges (credits), as discussed in Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K. Listed below are the pretax charges (credits).

         2003 - $(1.8) million
         2002 - $ 4.8 million
         2001 - $36.1 million
         2000 - $ 6.3 million
         1999 - $10.5 million

(4) The provision for income taxes in 2000 and 1999 reflected the partial reversal of the deferred income tax valuation allowance recognized in 1998.


(5) During 2002, we determined that it was more likely than not that our net deferred tax assets would be realized in the future. Accordingly, we reversed a previously recorded valuation allowance which increased income from continuing operations by $77.3 million.

(6) Revolving credit borrowings under Foamex L.P.'s $240.0 Million Senior Secured Credit Facility are classified as current as required by Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lockbox Arrangement ("EITF No. 95-22").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

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

EXECUTIVE SUMMARY
Overview

     We operate in the flexible polyurethane and advanced polymer foam products industry. Our operations are primarily conducted through our wholly-owned subsidiary, Foamex L.P. Business segments are listed below and business segment financial information is included in Note 13 to the consolidated financial statements. Please see Part I, Item 1, "Business" for a more complete description of the activities of our business segments.

     An executive vice president heads each of our principal operating segments. Each executive vice president is responsible for developing budgets and plans as well as directing the operations of the segment. The performance of each operating segment is measured based upon income from operations, excluding restructuring, impairment and other charges and corporate overhead. We do not allocate restructuring, impairment and other charges to operating segments because many of our facilities produce products for multiple segments.

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

     A small number of major customers produce a significant portion of our sales. In 2003, our largest customer provided 16.3% of our net sales and our five largest customers provided 34.7% of our net sales. Two of the five largest customers are customers of the Automotive Products segment and three are customers of the Foam Products segment.

     The  following   discussion   should  be  read  in  conjunction   with  the
consolidated financial statements and related notes included in this Annual Report on Form 10-K.

     Operations

     The following table includes key elements of our financial statements expressed as a percentage of net sales for the years 1999 through 2003, except for net cash provided by (used for) operating activities which is expressed in millions of dollars.

                                       2003           2002            2001           2000             1999
                                     --------       --------        --------       --------         --------
Net Sales                             100.0%         100.0%          100.0%         100.0%           100.0%

Cost of Goods Sold                     89.0%          89.2%           85.8%          86.3%            86.1%

Gross Profit Margin                    11.0%          10.8%           14.2%          13.7%            13.9%

Selling, General and
   Administrative Expenses              6.3%           7.1%            6.4%           5.5%             5.9%

Operating Income Margin                 4.8%           3.3%            4.9%           7.7%             7.2%

Interest and Debt
   Issuance Expense                     6.8%           5.2%            5.0%           6.0%             5.6%

Net Cash Provided by (Used
   For) Operating Activities          $17.5         $(50.4)         $106.4          $51.0            $58.7

     As demonstrated by the table above, our results in the last two years have significantly deteriorated when compared to the prior three years. Our gross profit margin has been reduced by approximately three percentage points while selling general and administrative expenses and interest and debt issuance expense have both increased as a percentage of net sales, as well as in absolute dollar terms. Net sales dollars have been relatively flat over the 5 year period with 2003 representing an increase of less than one percent compared to 1999.

     Our management is focusing on restoring former levels of profitability by concentrating on the following key areas:

     o    Managing raw material costs.

     o Maintaining selling price increases to customers to recover raw material and manufacturing cost increases.

     o    Controlling   and   reducing   labor  and   overhead   costs  both  in
          manufacturing and administration.

     o Developing new and more consumer-focused products and entering new markets with increased profit potential.

     Our major chemical suppliers increased the cost of our raw materials several times in late 2002. Prices stabilized during 2003, but average unit prices for 2003 were higher than for 2002. There can be no assurance that chemical prices will not increase in 2004. We manage raw material costs by seeking alternative sources of supply, locking in prices when possible and negotiating discounts and rebates for volume purchases.

     We have been only partially successful in raising selling prices to recover raw material and other cost increases. Selling price increases, reduced cost and increased mix of higher profit products are the major factors in restoring gross profit margin percentage to the 14% level experienced in 1999-2001 from the 11% level of 2002 and 2003.

     We are focused on reducing both manufacturing costs and administrative expenses. We believe that our manufacturing operations are now of the appropriate scale and location to meet demand for our products as a result of closing several facilities in 2002 and 2003. We believe that manufacturing costs can be further reduced by emphasizing efficiency and better supply chain management. Our focus areas for further reductions in administrative expenses are employee related costs and professional service fees. Effective February 10, 2004, our Chairman resigned by mutual agreement with the Board of Directors. As a result of this resignation, we may close our New York office, which was primarily used by the former Chairman.

     In late 2003, we began to market an all foam mattress product that is vacuum packed in a box and designed to be carried home and self-installed by the consumer. We believe this product provides the consumer with convenience and price advantages when compared to traditional bedding products. We plan to develop and market additional consumer products and enter other consumer markets. We believe that we can achieve higher net sales and gross profit through this approach. We will also continue our development efforts in our other product offerings, especially our Technical Products.

     If we can restore our gross profit margin to 14% or more and reduce and control administrative costs, we may be able to restore operating income to the level experienced in 1999 and 2000 and cash flow from operations to the level experienced in 1999, 2000 and 2001. At those levels we should be able to reduce borrowings and also cash interest expense. Our next large required debt repayment is $51.6 million principal of our 13 1/2% Senior Subordinated Notes due August 15, 2005.

     Financing

     On August 18, 2003, Foamex L.P. entered into a $240.0 Million Senior Secured Credit Facility with a new group of lenders and a Secured Term Loan with another lender. Proceeds borrowed under these new facilities were used to repay all outstanding balances under the Foamex L. P. Amended Credit Facility (the "Amended Credit Facility") which was terminated as of August 18, 2003. In addition, Foamex Canada's revolving credit facility that did not have any outstanding borrowings and had availability of approximately $5.9 million was terminated as of August 18, 2003. The termination of the Amended Credit Facility resulted in a write off of debt issuance costs of $12.9 million.

     The $240.0 Million Senior Secured Credit Facility consists of a revolving credit facility with a maximum availability of $190.0 million and a term loan of $50.0 million. The revolving credit facility includes a $50.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable and inventory. At December 28, 2003, Foamex L.P. had available borrowings of approximately $46.8 million and letters of credit outstanding of $20.9 million. Borrowings under the term loan are limited to eligible amounts, as defined, of equipment and real estate. Substantially all the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the revolving credit facility and the term loan bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At December 28, 2003, the weighted average interest rates were 4.53% and 4.42% for the revolving loans and the term loan, respectively. The term loan requires quarterly installment payments of approximately $1.8 million. All borrowings under the $240.0 Million Senior Secured Credit Facility will mature on April 30, 2007. The $240.0 Million Senior Secured Credit Facility includes both a subjective acceleration clause and a lockbox arrangement which requires all lockbox receipts be used to repay revolving credit borrowings. Accordingly, borrowings under the revolving credit facility are classified as current in the accompanying balance sheet as of December 28, 2003 as required by EITF No. 95-22.

     The Secured Term Loan will mature on April 30, 2007. Borrowings under this facility will bear interest at a rate that is 9.25% plus the greater of the Reference Rate, as defined, or 4.25%. The minimum rate, which is in effect as of December 28, 2003, is 13.50%. In addition, Foamex L.P. is subject to a 1.00% facility fee which is payable annually on the anniversary date. Borrowings under the Secured Term Loan are collateralized by the same collateral as the $240.0 Million Senior Secured Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan.

     Under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan, Foamex L.P. is subject to a minimum fixed charge coverage ratio, as defined, of 1.00. For the two quarters ended December 28, 2003, Foamex L.P.'s fixed charge coverage ratio was 1.09. Foamex L.P. is also subject to a maximum annual capital expenditure amount which was $17.7 million for the year ended December 28, 2003 and will be $36.0 million for the year ending January 2, 2005.

     Our 13 1/2% Senior Subordinated Notes with a face value of $51.6 million are due on August 15, 2005. We must generate sufficient cash flow to repay these notes or we must obtain additional financing. We cannot determine at this time if we will be able to obtain financing at a reasonable cost, or at all. The 13 1/2% Senior Subordinated Notes will be required to be classified as a current liability on our consolidated balance sheet beginning in the third quarter of 2004.

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

     Revenue Recognition

     We record net sales when product title and the risks and rewards of ownership passes to the customer, the sales price is fixed and determinable and collection is reasonably assured. Products are shipped FOB shipping point. Net sales are reduced by allowances for estimated discounts, returns and customer rebates based on our experience. Balances for allowances and rebates are reviewed at least quarterly and are adjusted if warranted.

     Accounts Receivable and Allowance for Uncollectible Accounts

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

     Goodwill

     We evaluate the recoverability of goodwill on an annual basis as required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). We perform this annual evaluation as of the first day of the fourth fiscal quarter, or more frequently if events or changes in circumstances, such as declining sales, earnings or cash flows or material adverse changes in the business climate, indicate that the carrying value of goodwill might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds it estimated fair value. Fair values are primarily established using a discounted cash flow methodology. The determination of discounted cash flows is based on businesses' strategic plans and long range planning forecasts.

     Deferred Income Taxes

     We have a significant amount of Federal net operating loss carryforwards that can reduce the Federal tax payments required on taxable income generated in the future. These Federal net operating loss carryforwards are recognized as a deferred tax asset and the realization of the related asset must be continually evaluated. In this evaluation, we are required to evaluate historical operating performance, existing tax attributes, projections of future taxable income and tax planning strategies available to determine the probability that the Federal net operating loss carryforwards will be utilized in the future. We have determined that it is more likely than not that all of the Federal net operating losses will be utilized in future years. We must continually evaluate the realizability of our deferred tax assets and it is possible that some or all of the valuation allowance will be reinstated in future years.

     Self Insurance

     We are partially self-insured for a number of risks up to certain limits including workers' compensation, medical, automobile and general liability. Commercial insurance policies are carried for amounts in excess of the self-insured amounts. Management exercises significant judgment in estimating the ultimate liability for claims. The services of an outside actuary are used to assist management in their evaluation of the liability for workers' compensation and automobile claims.

     Retiree Benefit Plans

     We provide defined benefit pension plans that cover most of our employees. Projected benefit obligations, pension expense and amounts included in other comprehensive income are impacted by a number of assumptions. These assumptions include the discount rate on projected benefit obligations, and the expected long-term rate of return on plan assets. The discount rate on projected benefit obligations enables us to state expected future cash flows at a present value on the measurement date. We have little latitude in selecting this rate, as it is required to represent the market rate for high-quality fixed income investments. We assumed weighted average discount rates of 7.25%, 7.00% and 6.50% to calculate pension expense for 2001, 2002 and 2003, respectively. A 0.50% reduction in this assumption would increase the interest component of pension expense by approximately $0.6 million. To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. We assumed that long-term returns on our pension plans were 9.0% in 2003, 2002 and 2001. A 0.50% reduction in this assumption would increase pension expense by approximately $0.4 million. Amortization of losses has been and continues to be a significant component of pension expense and this amortization is expected to increase by approximately $0.4 million in 2004. The losses have resulted from actual returns that were less than the expected return assumption, particularly over the 2000-2002 period, and funding levels that have not been sufficient to offset the growth in benefit obligations. In 2003, actual returns were significantly higher than the expected return assumption and we expect pension expense to decrease by $1.4 million to $1.8 million in 2004 primarily because of the growth in plan assets. We anticipate funding $11.8 million to retiree benefit plans in 2004.

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

     Foamex L.P.'s cash requirements consist principally of accounts receivable, inventory and accounts payable requirements, scheduled payments of interest and principal on outstanding indebtedness, capital expenditures, and employee benefit plans. We believe that cash flow from Foamex L.P.'s operating activities, cash on hand and periodic borrowings under its credit facility will be adequate to meet its liquidity requirements for the next 12 months. Scheduled principal payments on Foamex L.P.'s debt are not significant until the second half of 2005. The ability of Foamex L.P. to make distributions to us is restricted by the terms of its financing agreements. We expect to have only limited access to the cash flow generated by Foamex L.P. for the foreseeable future.

     Cash and cash equivalents were $6.6 million at December 28, 2003 compared to $4.5 million at December 29, 2002. Working capital at December 28, 2003 was $31.1 million and the current ratio was 1.11 to 1 compared to working capital at December 29, 2002 of $136.7 million and a current ratio of 1.68 to 1. The decrease in working capital is primarily due to the requirement to classify $96.1 million of borrowings under the revolving credit portion of Foamex L.P.'s $240.0 Million Senior Secured Credit Facility as current in accordance with EITF No. 95-22 (see Note 8 to the consolidated financial statements).

     Total long-term debt and revolving credit borrowings at December 28, 2003 were $745.6 million, a $7.0 million increase from December 29, 2002. As of December 28, 2003, there were revolving credit borrowings of $96.1 million under the $240.0 Million Senior Secured Credit Facility with $46.8 million available for borrowings and $20.9 million of letters of credit outstanding. Revolving credit borrowings at December 28, 2003 reflect working capital requirements.

     On November 15, 2002, Foamex L.P. and its bank lenders executed an amendment to the Amended Credit Facility. Under the amendment, Foamex L.P. was subject to minimum net worth, minimum EBDAIT, as defined, and maximum capital expenditure covenants through periods ended December 28, 2003. The minimum EBDAIT covenant was tested monthly, on a cumulative basis, beginning with December 2002. Foamex L.P. was in compliance with the revised covenants at December 29, 2002 and throughout 2003 until the Amended Credit Facility was terminated on August 18, 2003.

     On August 18, 2003, Foamex L.P. entered into a $240.0 Million Senior Secured Credit Facility with a new group of lenders and an $80.0 million Secured Term Loan facility with another lender. Proceeds borrowed under these new facilities were used to repay all outstanding balances under the Foamex L. P. Amended Credit Facility. In addition, Foamex Canada's revolving credit facility that did not have any outstanding borrowings and had availability of approximately $5.9 million was terminated. The termination of the Amended Credit Facility resulted in a write off of debt issuance costs of $12.9 million in 2003.

     The $240.0 Million Senior Secured Credit Facility consists of a revolving credit facility with a maximum availability of $190.0 million and a term loan of $50.0 million. The revolving credit facility includes a $50.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable and inventory. Borrowings under the term loan are limited to eligible amounts, as defined, of equipment and real estate. Substantially all the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the revolving credit facility and the term loan bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At December 28, 2003, the weighted average interest rates were 4.53% and 4.42% for the revolving loans and the term loan, respectively. The term loan requires quarterly installment payments of approximately $1.8 million. All borrowings under the $240.0 Million Senior Secured Credit Facility will mature on April 30, 2007.

     The $80.0 million Secured Term Loan will mature on April 30, 2007. Borrowings under this facility bear interest at a rate that is 9.25% plus the greater of Reference Rate, as defined, or 4.25%. The minimum rate, which is in effect as of December 28, 2003, is 13.50%. In addition, Foamex L.P. is subject to a 1.00% facility fee which is payable annually on the anniversary date. Borrowings under the Secured Term Loan are collateralized by the same collateral as the $240.0 Million Senior Secured Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan.

     Under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan, Foamex L.P. is subject to a minimum fixed charge coverage ratio, as defined, of 1.00. For the two quarters ended December 28, 2003, Foamex L.P.'s fixed charge coverage ratio was 1.09. Foamex L.P. is also subject to a maximum annual capital expenditure amount which was $17.7 million for the year ended December 28, 2003 and will be $36.0 million for the year ending January 2, 2005.

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

     As discussed above, our 13 1/2% Senior Subordinated Notes with a face value of $51.6 million are due on August 15, 2005. We must generate sufficient cash flow to repay these notes or obtain additional financing. We may not be able to obtain financing at a reasonable cost, or at all.

     Cash Flow from Operating Activities

     Cash provided by operating activities in 2003 was $17.5 million compared to cash used of $50.4 million in 2002. Cash provided by operating activities consisted principally of depreciation and amortization of $26.0 million and amortization and write off of $17.4 million of costs associated with debt, reduced by our net loss of $21.5 million. We also had cash costs of $11.3 million to pay restructuring liabilities.

     Cash Flow from Investing Activities

     Cash used for investing activities totaled $8.6 million for 2003. Cash requirements included capital expenditures of $6.5 million and capitalized software development costs of $3.3 million. Cash used for investing activities in 2002 included capital expenditure of $15.6 million and capitalized software development costs of $7.0 million. Estimated capital expenditures for 2004 are approximately $10.0 million. In addition, we expect to spend approximately $4.2 million for internally developed software in 2004, a portion of which may be capitalized.

     Cash Flow from Financing Activities

     Cash used for financing activities was $6.8 million in 2003 compared to cash provided of $63.4 million in 2002. During 2003, Foamex L.P. utilized $130.0 million of proceeds from new term loans and an increase in revolving credit borrowings of $44.2 million to repay $162.2 million of term loans under its former Amended Credit Facility and to pay $11.9 million of debt issuance costs.

     Contractual Obligations

     Our contractual obligations as of December 28, 2003 are shown in the following table:

                                                           Payment due by Period
                                        -----------------------------------------------------------------
Contractual Obligations                  Total      2004      2005-06        2007-08      2009 and beyond
-----------------------                 -------   -------   -----------    ------------   ---------------
                                                              (millions of dollars)
Long-Term Debt, including
   Capital Leases                       $732.2    $  8.9      $ 67.7         $349.6 (1)      $306.0
Interest (2)                            $297.5    $ 72.2      $135.8         $ 73.0          $ 16.5
Operating Leases                        $ 44.9    $ 14.1      $ 16.7         $  8.2          $  5.9
Purchase Obligations (3)                $592.5    $224.7      $125.9         $122.9          $119.0
Restructuring Liabilities               $  9.7    $  3.9      $  1.9         $  1.3          $  2.6
Employee Benefits and Other (4)

(1) Includes $96.1 million of revolving credit borrowings due in 2007 but classified as current in the consolidated balance sheet to comply with EITF 95-22. See Note 8 to the consolidated financial statements.

(2) Includes interest applicable only to borrowings outstanding at December 28, 2003 computed using interest rates in effect as of December 28, 2003 through the due dates of the borrowings as defined by the applicable financing agreements.

(3) Includes outstanding purchase orders and other commitments to purchase minimum quantities of materials or services.

(4) We have obligations to provide employee benefits including those under our defined benefit and defined contribution retirement plans and our medical benefit plan. In addition, we are partially self-insured for a number of risks including workers' compensation, automobile and general liability. Due to the many variables involved, accurate estimates of these future obligations cannot be made. In 2003, payments for these obligations aggregated approximately $34.6 million.

RESULTS OF OPERATIONS

                                                Carpet
                                     Foam       Cushion       Automotive      Technical
                                   Products     Products       Products       Products        Other         Total
                                   --------     --------      ----------      ----------    --------     -----------
2003                                                        (dollars in thousands)
Net sales                          $507,586     $208,855       $447,068       $117,450      $ 23,601     $1,304,560
Income (loss) from operations      $ 43,983     $  5,395       $ 33,399       $ 32,115      $(52,031)    $   62,861
Depreciation and amortization      $ 11,002     $  3,275       $  2,815       $  2,931      $  6,022     $   26,045
Income (loss) from operations
   as a percentage of net sales         8.7%         2.6%           7.5%          27.3%      n.m.(a)            4.8%

2002
Net sales                          $471,005     $234,001       $466,718       $124,124      $ 32,246     $1,328,094
Income (loss) from operations      $ 45,466     $  1,239       $ 34,146       $ 35,185      $(71,877)    $   44,159
Depreciation and amortization      $ 13,632     $  5,904       $  3,721       $  2,815      $  5,520     $   31,592
Income (loss) from operations
   as a percentage of net sales         9.7%         0.5%           7.3%          28.3%      n.m.(a)            3.3%

2001
Net sales                          $499,668     $230,965       $377,753       $111,043      $ 33,475     $1,252,904
Income (loss) from operations      $ 81,144     $  7,422       $ 27,040       $ 32,692      $(86,387)    $   61,911
Depreciation and amortization      $ 11,018     $  5,390       $  4,150       $  2,670      $ 10,760     $   33,988
Income (loss) from operations
   as a percentage of net sales        16.2%         3.2%           7.2%          29.4%      n.m.(a)            4.9%

(a)  Not meaningful.

     Business segment results include revenues and costs that are specifically identifiable and costs shared by business segments have been allocated based on utilization. At the end of 2003, we changed our measure of segment operating income to exclude an allocation of corporate overhead, as our management no longer evaluates the performance of our segments using this allocation. Rather we now attempt to manage and control these costs independent of segment performance. Segment results for 2002 and 2001 have been adjusted to reflect this change for comparative purposes.

2003 Compared to 2002

     Net sales for 2003 decreased 2% to $1,304.6 million from $1,328.1 million in 2002. An increase in Foam Products net sales were more than offset by decreases in the other segments. Selling price increases in all segments were more than offset, in the aggregate, by reductions in volume. The volume reductions were primarily due to the requirement to increase selling prices and plant closures as we shifted away from unprofitable business.

     Gross profit was $143.7 million, or 11.0%, in 2003 compared to $143.7 million, or 10.8%, in 2002. Gross profit margin has improved throughout 2003 from the depressed levels experienced in the second half of 2002 as we have been successful at recovering some of the raw material cost increases experienced in the second half of 2002 and we have realized manufacturing cost savings.

     Income from operations for 2003 was $62.9 million, or 4.8% of net sales, which represented a 42% increase from the $44.2 million, or 3.3% of net sales, reported for 2002. Selling general and administrative expenses decreased $12.2 million, or 13%, due primarily to lower employee costs and professional fees. In 2002, we incurred $4.9 million of organizational and transaction costs in connection with a proposed public offering of a subsidiary, which was subsequently terminated, and a proposed sale of the Carpet Cushion products segment. Restructuring, impairment and other credits discussed below were $1.8 million in 2003, while we recorded restructuring, impairment and other charges of $4.8 million in 2002.

     Foam Products

     Foam Products net sales for 2003 increased 8% to $507.6 million from $471.0 million in 2002 primarily due to increases in selling prices to customers and increased volumes of consumer products, partially offset by decreases in volume in other markets. Income from operations decreased 3%, to $44.0 million in 2003 from $45.5 million in 2002, primarily due to increases in the cost of raw materials. Income from operations was 8.7% of net sales in 2003, and 9.7% of net sales in 2002.

     Carpet Cushion Products

     Carpet Cushion Products net sales for 2003 decreased 11% to $208.9 million from $234.0 million in 2002. Average selling prices increased but were more than offset by an approximate 16% decline in volumes, as we closed several carpet cushion facilities in 2002 and 2003 to focus this business on more profitable markets. Income from operations increased $4.2 million, or 335%, primarily due to cost containment from the streamlining of operations and higher selling prices. Income from operations represented 2.6% of net sales in 2003 and 0.5% of net sales in 2002.

     Automotive Products

     Automotive Products net sales for 2003 decreased 4% to $447.1 million from $466.7 million in 2002. Sales declined throughout the second half of 2003 as a major customer decreased its purchases from us in an effort to diversify its supplier base. While some of this business has been recovered from other customers, automotive products net sales were just over $100 million per quarter in the second half of 2003, which is an annual rate of more than $60.0 million less than the 2002 net sales. For the full year 2003, volumes were down about 1% and average selling prices were down about 3% due to lower fabric costs passed on to customers. Income from operations decreased $0.7 million, or 2%, as the lower sales were partially offset by lower manufacturing costs, resulting from a plant closure in early 2003 and labor and overhead reductions. Income from operations represented 7.5% of net sales in 2003 and 7.3% of net sales in 2002.

     Technical Products

     Net sales for Technical Products in 2003 decreased 5% to $117.5 million from $124.1 million in 2002 primarily due to a decrease in volume of 9% partially offset by an increase in average selling prices. Income from operations decreased 9% to $32.1 million in 2003 compared to $35.2 million in 2002 due to higher raw material and overhead costs. Income from operations represented 27.3% of net sales in 2003 and 28.3% of net sales in 2002.

     Other

     Other primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to business segments and restructuring, impairment and other charges. The $8.6 million, or 27%, decrease in net sales associated with this segment primarily resulted from the Mexico City operation and was primarily due to a decline in the consumer products business. The loss from operations was $52.0 million in 2003 and included restructuring, impairment and other credits of $1.8 million, discussed below. The loss from operations in 2002 was $71.9 million, including restructuring, impairment and other charges of $4.8 million, discussed below. Corporate overhead expenses and employee costs decreased $6.7 million in 2003 compared to 2002.

     Restructuring, Impairment and Other Charges

     In 2003, we recorded restructuring credits of $1.8 million consisting of a $3.2 million reduction in the liability primarily for severance and termination benefits no longer required as the actions contemplated under the related plans have been substantially completed, and a charge of $1.1 million for additional lease termination costs for a closed facility as a result of changes in real estate market conditions. Additionally, we recorded a $0.3 million restructuring charge reported in the Other segment as a result of an employee termination plan for approximately 300 employees at our Mexico City operations. The actions under this plan were substantially completed in 2003.

     In 2002, we recorded net restructuring, impairment and other charges of $4.8 million. Fourth quarter charges of $10.0 million included severance and other termination benefits for approximately 200 employees and exit costs and remaining lease payments related to the reorganization of executive and corporate management and the closure of six operations. Approximately 60 of the planned terminations occurred during 2002 with the remainder occurring in 2003. The charges also included $2.5 million of asset impairments, primarily for leasehold improvements and machinery and equipment in the Carpet Cushion Products segment. Earlier in 2002, we recorded restructuring, impairment and other credits of $5.2 million including a reversal of approximately $3.7 million from the reevaluation of the 2001 Operational Reorganization Plan.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $88.4 million in 2003, which represented a 27% increase from 2002 expense of $69.7 million. The 2003 and 2002 periods include charges of $12.9 million and $4.9 million, respectively, relating to the write off of debt issuance costs as a result of early extinguishment of debt. Higher average debt levels, higher effective interest rates and higher amortization of debt issuance costs all contributed to the increase in 2003.

     Income from Equity Interest in Joint Ventures

     The income from an equity interest in an Asian joint venture was $1.2 million in 2003 and $1.6 million in 2002. Income from an equity interest in a joint venture in Eastern Europe was $0.3 million in 2003 and $0.1 million in 2002.

     Other Income (Expenses), Net

     Other expense, net was $3.4 million in 2003 compared to $2.1 million in 2002. We incurred foreign currency transaction losses of $2.7 million in 2003 compared to foreign currency transaction losses of $2.3 million in 2002.

     Benefit for Income Taxes

     The effective tax benefit rate was 21.8% for 2003. The effective tax benefit rate for 2003, included a $3.1 million provision that reduced the effective tax benefit rate. The $3.1 million of tax expense was related to the Foamex L.P. $240.0 Million Senior Secured Credit Facility and the collateral provisions that pledged the stock of Foamex Canada. This collateral pledge under the U.S. Internal Revenue Code resulted in a deemed distribution of accumulated earnings, as defined, of Foamex Canada. Because we will not be able to utilize any Canadian tax credits associated with the deemed distribution, the full amount of the distribution was subject to U.S. taxation and will result in a reduction in the amount of the U.S. net operating loss carryforwards available. Without this adjustment, the effective tax benefit rate would have been 33.1% for 2003. Effective tax rates are impacted by annual income from equity in joint ventures, which is considered to be permanently invested. Accordingly, no deferred tax liabilities are recognized on such income.

     During 2002, we determined that, based on the weight of available evidence, including improved financial results for the rolling three years ended March 31, 2002, reduced NOL carryforward utilization limitations based on an asset appraisal report received in the quarter ended June 30, 2002, projected future taxable income, and tax planning strategies initiated in the two quarters ended June 30, 2002, it was more likely than not that substantially all of our net deferred tax assets would be realized in the future. Accordingly in 2002, we reversed a previously recorded valuation allowance of $99.3 million. The adjustment increased net income for 2002 by $77.3 million, and decreased goodwill by $12.4 million and other comprehensive loss by $9.6 million.

     We have net deferred income tax assets aggregating $123.3 million as of December 28, 2003 that primarily represent the benefit of future tax deductions and net operating loss carryforwards available to offset future taxable income in the U.S. In order to realize these assets, we must generate sufficient taxable income to offset our U.S. net operating loss carryforwards of approximately $267.3 million at December 28, 2003 expiring from 2010 to 2023. Approximately $111.5 million of the net operating loss carryforwards, related to $39.0 million of deferred tax assets, expire in the years 2010 to 2012 with the remainder principally expiring in the 2018-2023 period. Our actual results for 2002 were essentially similar to the results we projected when we reversed the valuation allowance in 2002, as discussed above. Our projections as of December 29, 2002 included tax losses for 2003 and 2004 that can be carried forward to 2023 and 2024. Our actual results for 2003 were essentially similar to our projection. Our projections as of December 28, 2003 continue to include a tax loss in 2004 that can be carried forward to 2024. We continue to project that we will have sufficient taxable income in the years 2005 to 2012 to utilize all of the expiring net operating loss carryforwards. We have had an ownership change as defined in IRC Section 382 and accordingly, we are limited (on an annual basis) to approximately $21.0 million of operating loss carryforward utilization.

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

     Cumulative Effect of Accounting Changes

     The cumulative effect of accounting changes in 2002 includes a goodwill impairment charge of $72.0 million as a result of the adoption of SFAS No. 142 and the write off of a $1.3 million unamortized deferred credit as a result of the adoption of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141").

2002 Compared to 2001

     Net sales for 2002 increased 6% to $1,328.1 million from $1,252.9 million in 2001. The increase was primarily attributable to improved sales in the Automotive Products and Technical Products segments, partially offset by a decrease in the Foam Products segment. The improvement in sales partially reflected the impact of sales related to the acquisition discussed in Note 4 to the consolidated financial statements.

     The gross profit margin was $143.7 million, or 10.8%, in 2002 compared to $178.5 million, or 14.2%, in 2001 primarily as a result of increases in the cost of our major chemical raw materials during the second half of 2002. The gross profit margin was further reduced by higher manufacturing costs principally in the Foam Products segment, unfavorable yields, higher manufacturing overhead expenses and unfavorable production mix. We are seeking to improve gross profit margins through customer selling price increases, selective elimination of unprofitable customer accounts and products, and reductions in manufacturing overhead expenses.

     Income from operations for 2002 was $44.2 million, which represented a 29% decrease from the $61.9 million reported for 2001. Income from operations was 3.3% of net sales in 2002 compared to 4.9% of net sales in 2001. The decrease is attributable to the reduced gross profit margins as discussed above. In addition, selling, general and administrative expenses increased by $14.2 million, or 18%, which included $3.6 million of organizational costs in connection with a proposed public offering of a subsidiary which was subsequently terminated. Selling, general and administrative expenses also included $1.3 million of transaction costs associated with the proposed sale of our Carpet Cushion Products segment which was subsequently terminated. The remainder of the increase was primarily due to higher professional service fees for information technology and accounting services and employee related expenses, partially offset by reduced goodwill amortization and lower bad debt expense. Partially offsetting the decrease in gross profit and increased selling, general and administrative expenses was a decline of $31.3 million in restructuring, impairment and other charges which is more fully discussed below.

     Foam Products

     Foam Products net sales for 2002 decreased 6% to $471.0 million from $499.7 million in 2001. The decrease primarily reflected reduction in business from a major bedding manufacturer and the slow recovery of sales after an odor issue caused by defective chemicals from a major supplier in late 2001. Foam Products gross profit margin was 12.3% in 2002, down from 18.8% in 2001. Income from operations decreased 44%, to $45.5 million in 2002 from $81.1 million in 2001, primarily due to increased raw material costs, lower net sales and higher manufacturing costs. Income from operations was 9.7% of net sales in 2002 and 16.2% of net sales in 2001.

     Carpet Cushion Products

     Carpet Cushion Products net sales for 2002 increased 1% to $234.0 million from $231.0 million in 2001. We were able to increase our market share in spite of market weakness and overcome the loss of sales to one large retail customer that exited the carpet business. Income from operations, which principally reflected higher raw material and other operating costs during 2002 and included expenses of $1.3 million in 2002 associated with the proposed sale of the business which was subsequently terminated, represented 0.5% of net sales in 2002 and 3.2% of net sales in 2001.

     Automotive Products

     Automotive Products net sales for 2002 increased 24% to $466.7 million from $377.8 million in 2001. The improvement primarily reflected a continued high build rate for new cars and new product programs. We were informed that our largest customer intends to reduce its purchases of certain products from us in 2003 to diversify its supply base. Automotive Products gross profit margin was 8.4% in 2002 and 2001 and reflects the impact of higher raw material costs offsetting the contribution from increased net sales. Income from operations represented 7.3% of net sales in 2002 and 7.2% of net sales in 2001.

     Technical Products

     Net sales for Technical Products in 2002 increased 12% to $124.1 million from $111.0 million in 2001. Higher sales partially reflected sales from the acquisition of General Foam Corporation in July 2001 (see Note 4 to the consolidated financial statements). Income from operations increased 8% to $35.2 million in 2002 compared to $32.7 million in 2001. The contribution from higher net sales was partially offset by higher raw material costs and the costs related to a proposed public offering of a subsidiary as described above. Income from operations represented 28.3% of net sales in 2002 and 29.4% of net sales in 2001.

     Other

     Other primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to business segments and restructuring, impairment and other charges. The 4% decrease in net sales associated with this segment primarily resulted from the Mexico City operation. The loss from operations was $71.9 million in 2002 and included restructuring, impairment and other charges of $4.8 million, discussed below. The loss from operations in 2001 was $86.4 million, including restructuring, impairment and other charges of $36.1 million, discussed below. Corporate overhead expenses and employee costs increased $14.8 million in 2002.

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

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $69.7 million in 2002, which represented a 10% increase from 2001 expense of $63.2 million. The increase was attributable to higher amortization and write off of debt issuance costs. We capitalized interest of $0.3 million in 2002 compared to $1.4 million in 2001.

     Income from Equity Interest in Joint Ventures

     The income from an equity interest in an Asian joint venture was $1.6 million in both 2002 and 2001. We have a 70% ownership interest in the joint venture since December 2001. Previously our ownership interest was 49%.

     Provision (Benefit) for Income Taxes

     During 2002, we determined that, based on the weight of available evidence, including improved financial results, for the rolling three years ended March 31, 2002, reduced NOL carryforward utilization limitations based on an asset appraisal report received in the quarter ended June 30, 2002, projected future taxable income, and tax planning strategies initiated in 2002, it was more likely than not that substantially all of our net deferred tax assets would be realized in the future. Accordingly, we reversed a previously recorded valuation allowance of $99.3 million. The adjustment increased net income for 2002 by $77.3 million and decreased goodwill by $12.4 million and other comprehensive loss by $9.6 million.

     We had deferred income tax assets aggregating $116.5 million as of December 29, 2002 that primarily represent the benefit of future tax deductions and net operating loss carryforwards available to offset future taxable income in the U.S. In order to realize these assets, we must generate sufficient taxable income to offset our U.S. net operating loss carryforwards of approximately $217.9 million at December 29, 2002 expiring from 2010 to 2022. Approximately $111.5 million of the net operating loss carryforwards, related to $39.0 million of deferred tax assets, expire in the years 2010 to 2012 with the remainder principally expiring in the 2018-2022 period. During 2002, we projected a taxable loss for 2002 and small amounts of taxable income in 2003 and 2004, and taxable income in the years 2005 through 2012 which would be sufficient to utilize all of the net operating loss carryforwards that expire in the years 2010 to 2012. Our actual results for 2002 were essentially similar to the results we projected when we reversed the valuation allowance in 2002. Our projections as of December 29, 2002 included tax losses in 2003 and 2004 that can be carried forward to 2023-24. We continue to project that we will have sufficient taxable income in the years 2005 to 2012 to utilize all of the expiring net operating loss carryforwards. We have had an ownership change as defined in IRC Section 382 and accordingly, we are limited (on an annual basis) to approximately $21.0 million of operating loss carryforward utilization.

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

OTHER

Environmental Health and Safety

     We are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, are from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of December 28, 2003, we had accruals of approximately $2.5 million for environmental matters including approximately $2.3 million related to remediating and monitoring soil and groundwater contamination and approximately $0.2 million relating to sites where we had been designated as a Potentially Responsible Party or "PRP" by the EPA or a state authority and other matters. Additional losses, if any, in excess of amounts currently accrued, cannot be reasonably estimated at this time. If there are additional matters or if any current estimates are incorrect, there could be a material adverse effect on our financial position, results of operations and cash flows.

     On August 31, 2002, Environment Canada, the Canadian environmental regulatory agency, finalized a rule which would require flexible polyurethane foam manufacturing operations to reduce methylene chloride (dichloromethane) air emissions. The rule establishes a 50.0% reduction in methylene chloride emissions by December 1, 2004 and 100.0% reductions by January 1, 2007. This standard will not require us to make material expenditures for our Canadian plants.

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

     The CERCLA and comparable state laws impose liability without fault for the costs of cleaning up contaminated sites on certain classes of persons that contributed to the release of hazardous substances into the environment at those sites, for example, by generating wastes containing hazardous substances which were disposed at such sites. We are currently designated as a PRP by the EPA or by state environmental agencies or other PRPs, pursuant to CERCLA or analogous state statutes, with respect to 11 sites. Estimates of total cleanup costs and fractional allocations of liability are often provided by the EPA, the state environmental agency or the committee of PRPs with respect to the specified site. Based on these estimates (to the extent available) and on known information, in each case and in the aggregate, we do not expect additional costs, if any, to be material to results of operations, cash flows or financial position.

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

Claims and Litigation

     We and our subsidiaries are party to various lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows. If management's assessment is incorrect, such actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of December 28, 2003, we had accrued approximately $1.1 million for litigation, claims and other legal matters in addition to the environmental matters discussed above.

Inflation, Raw Material Costs and Other Matters

     On average, inflation rates for the domestic economy continue to be relatively low. Although long-term inflation rates are difficult to predict, we believe we have the flexibility in operations and capital structure to maintain a competitive position. The prices of the two principal chemicals used by us in manufacturing, TDI and polyol, are influenced by demand and manufacturing capacity. In addition, the prices of TDI and polyol are significantly influenced by crude oil production and prices and by world political instability, particularly in the Middle East. Results for 2003 and 2002 were negatively impacted by higher average costs for raw materials. In 2001, the beginning of the economic slowdown resulted in excess manufacturing capacity for the major chemical suppliers. This, coupled with declining oil prices, resulted in lower costs for raw materials in 2001. We experienced significant increases in the prices of raw material from major chemical manufacturers during 2002. We sought to recover these cost increases through manufacturing process efficiencies and selling price increases, but were only partially able to do so during 2003 and 2002. We may not be successful in implementing further selling price increases to fully recover raw material cost increases and competitive pricing pressure may require us to adjust selling prices or lose volume. Results of operations have been and could be adversely affected by delays in implementing, or inability to implement, additional selling price increases to offset raw material cost increases. Additionally, we must reduce and control our other operating and corporate expenses including selling, general and administrative expenses to offset raw material cost increases. A failure to recover cost increases could result in debt covenant violations which may lead to lenders demanding immediate payment of our outstanding debt and impair our ability to continue as a going concern.

     The lease for one of our foam pouring facilities expires in 2004. It is conceivable that this lease may not be extended or renewed. Like any other lease, if we are unable to extend or renew this lease, the costs associated with a relocation could have a material adverse effect on our business, financial condition, cash flow and results of operations.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our debt securities with variable interest rates are subject to market risk for changes in interest rates. On December 28, 2003, indebtedness with variable interest rates totaled $231.3 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $2.3 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     An index to the financial statements and financial statement schedules is included in Item 15(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9a.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls

     The Company maintains disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the specified time periods. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and executed, can provide only reasonable assurance of achieving the desired control objectives.

     The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Exchange Act rule as of the end of the fiscal period covered by this report on Form 10-K. Based upon that evaluation, each of the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance that material information required to be included in the Company's Exchange Act reports is made known to management on a timely basis during the period when the Company's periodic reports are being prepared.

     Changes in Internal Controls

     The Company determined during the fourth quarter of 2003 that the value of certain in-transit raw material inventory was overstated due to a calculation error made during a transition to a new module of an enterprise wide transaction processing software package in February 2003. This error was reported to the Company's auditors and to the audit committee of the Company's Board of Directors. As a result, the Company restated its financial statements for each of the three quarters of 2003 for this error and other adjustments previously identified by management that were not individually or in the aggregate material to the respective periods. The Company has instituted procedures intended to ensure that the value of the in-transit raw material inventory is more effectively monitored.

     Except as discussed above, there have been no significant changes in internal control over financial reporting that occurred during the quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

     The information required by Part III (Items 10, 11, 12, 13 and 14) will be included in a Proxy Statement to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

PART IV
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial statements.

       Foamex International Inc. and Subsidiaries:
         Independent Auditors' Report                                                                           F-2
         Consolidated Balance Sheets as of December 28, 2003 and December 29, 2002                              F-3
         Consolidated Statements of Operations for the years ended December 28, 2003,
           December 29, 2002 and December 31, 2001                                                              F-5
         Consolidated Statements of Cash Flows for the years ended December 28, 2003,
           December 29, 2002 and December 31, 2001                                                              F-6
         Consolidated Statements of Stockholders' Deficiency for the years ended December 28, 2003,
         December 29, 2002 and December 31, 2001                                                                F-7
         Notes to Consolidated Financial Statements                                                             F-8



       Information Required by Rule 3-09
       Foamex Asia Company Limited
         Consolidated Financial Statements of Foamex Asia Company Limited and Subsidiary
           for the year ended December 31, 2003 (unaudited)                                                    F-37
         Consolidated Financial Statements of Foamex Asia Company Limited and Subsidiary
           for the year ended December 31, 2002 (unaudited)                                                    F-55
         Consolidated Financial Statements of Foamex Asia Company Limited and Subsidiary
           for the year ended December 31, 2001, including Report of the Independent Certified Public
           Accountants                                                                                         F-71

       Foamex International Inc. and Subsidiaries Financial Statement Schedules:
         Schedule I - Condensed Financial Information of Registrant                                             S-2
         Schedule II - Valuation and Qualifying Accounts                                                        S-5

(b)  Reports on Form 8-K.

     On September 29, 2003, a report was filed under Item 5, Other Events, reporting that the Bankruptcy Trustee for Trace and Marshall S. Cogan lawsuit had been settled.

     On November 12, 2003, a report was filed under Item 12, Results of Operations and Financial Condition furnishing a copy of the Registrant's press release relating to its 2003 third quarter consolidated earnings.

     On November 13, 2003, a report was filed under Item 12, Results of Operations and Financial Condition furnishing a copy of the Registrant's transcript relating to its quarterly earnings conference call.

(c)  Exhibits.

2.1(l)       - Transfer Agreement, dated as of February 27, 1998, by and between
               Foam Funding LLC and Foamex L.P.
2.2(l)       - Asset  Purchase  Agreement,  dated as of  February 27,  1998,  by
               and among Foamex Carpet Cushion, Inc. ("Foamex Carpet"),   Foamex
               International Inc. ("Foamex International" or the "Company"), Foam Funding LLC and General Felt Industries, Inc. ("General Felt").
3.1(a)       - Certificate of Limited Partnership of Foamex L.P.
3.2.1(a)     - Fourth  Amended and  Restated  Agreement of Limited  Partnership
               of Foamex L.P., dated as of December 14, 1993, by and among FMXI, Inc. and Trace Foam Company, Inc., as general partners, and Foamex International, Inc. as a limited partner (the "Partnership Agreement").
3.2.2(b)     - First  Amendment  to  the  Partnership  Agreement, dated June 28,
               1994.
3.2.3(c)     - Second  Amendment  to  the  Partnership Agreement, dated June 12,
               1997.
3.2.4(i)     - Third Amendment to the Partnership Agreement,  dated December 23,
               1997.
3.2.5(l)     - Fourth Amendment to the Partnership Agreement, dated February 27,
               1998.
3.2.6(t)     - Fifth  Amendment  to  the  Partnership Agreement, dated March 26,
               2002.
3.3(j)       - Certificate of Incorporation of FMXI.
3.4(j)       - By-laws of FMXI.
3.5(e)       - Certificate of Incorporation of Foamex Capital Corporation.
3.6(e)       - By-laws of Foamex Capital Corporation.
3.7.1(a)     - Certificate of Incorporation of Foamex International.
3.7.1(g)     - Amendment to Certificate of Incorporation of Foamex
               International.
3.8(a)       - By-laws of Foamex International.
3.9(u)       - Certificate of Incorporation of Foamex Asia, Inc.
3.10(u)      - By-laws of Foamex Asia, Inc.
3.11(u)      - Certificate of Incorporation of Foamex Latin America, Inc.
3.12(u)      - By-laws of Foamex Latin America, Inc.
3.13(u)      - Certificate of Incorporation of Foamex Mexico, Inc.
3.14(u)      - By-laws of Foamex Mexico, Inc.
3.15(u)      - Certificate of Incorporation of Foamex Mexico II, Inc.

3.16(u)      - By-laws of Foamex Mexico II, Inc.
4.1(c)       - Indenture, dated as of  June  12, 1997, by and among Foamex L.P.,
               FCC, the subsidiary guarantors and The Bank of New York, as trustee, relating to $150,000,000 principal amount of 9 7/8% Senior Subordinated Notes due 2007, including the form of Senior Subordinated Note and Subsidiary Guarantee.
4.1.3(i)     - First  Amendment  to  Indenture, dated  as  of December 23, 1997, between Foamex LLC and The Bank of New York, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2007.
4.1.3(l)     - Second  Supplemental  Indenture,  dated  as of February 27, 1998, among Foamex L.P. and Foamex Capital Corporation, as joint and several obligors, General Felt Industries, Inc., Foamex Fibers, Inc., and Foamex LLC, as withdrawing guarantors, and The Bank of New York, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2007.
4.1.4(t)     - Third   Supplemental  Indenture,  dated  as  of  March  25, 2002,
               between Foamex Carpet Cushion LLC and The Bank of New York, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2007.
4.2.3(t)     - Second  Supplemental  Indenture,  dated  as  of  March  25, 2002, between Foamex Carpet Cushion LLC and The Bank of New York, as trustee, relating to the 13 1/2% Senior Subordinated Notes due 2005.
4.3.1(i)     - Indenture,  dated as of December 23, 1997, by  and  among  Foamex
               L.P., Foamex Capital Corporation, the subsidiary guarantors, Crain Holdings Corp., as intermediate obligator, and The Bank of New York, as trustee, relating to $98,000,000 principal amount of 13 1/2% Senior Subordinated Notes due 2005, including the form of Senior Subordinated Note and Subsidiary Guarantee.
4.3.1(l)     - First Supplemental  Indenture,  dated  as  of  February 27, 1998, among Foamex L.P. and Foamex Capital Corporation, as joint and several obligors, General Felt Industries, Inc., Foamex Fibers, Inc. and Foamex LLC, as withdrawing guarantors, Crain Industries, Inc., as withdrawing intermediate obligor, and The Bank of New York, as trustee, relating to the 13 1/2% Senior Subordinated Notes due 2005.
4.3.1(t)     - Indenture, dated as of March 25, 2002, among Foamex L.P.,  Foamex
               Capital Corporation, the Guarantors party thereto and U.S. Bank National Association, as trustee, including as exhibits thereto, the form of note, relating to $300,000,000 principal amount of 10 3/4% Senior Secured Notes due 2009, including form of Senior Secured Note and Subsidiary Guaranty.
4.3.2(t)     - Pledge  and  Security Agreement, dated as of March 25, 2002, made by Foamex L.P. and U.S. Bank National Association, as collateral agent.
4.3.3(t)     - Patent Security  Agreement, dated as of March 25, 2002, by Foamex
               L.P. in favor of U.S. Bank National Association, as collateral agent.
4.3.4(t)     - Trademark  Security  Agreement,  dated  as  of March 25, 2002, by
               Foamex L.P. in favor of U.S. Bank National Association, as collateral agent.
4.3.5(t)     - Copyright  Security  Agreement,  dated  as  of March 25, 2002, by
               Foamex L.P. in favor of U.S. Bank National Association, as collateral agent.
4.3.6(t)     - Registration Rights Agreement, dated as of March 25, 2002,  among
               Foamex L.P., Foamex Capital Corporation, the Guarantor party thereto and Credit Suisse First Boston Corporation, Salomon Smith Barney Inc., Scotia Capital (USA) Inc., Bear, Stearns & Co. Inc., and Jefferies & Company, Inc., as initial purchasers.
4.9.1(m)     - Promissory  Note, dated June 12, 1997, in the aggregate principal amount of $5,000,000, executed by Trace Holdings to Foamex L.P. 4.9.2(m) - Promissory Note, dated June 12, 1997, in the aggregate principal amount of $4,794,828, executed by Trace Holdings to Foamex L.P. 4.15.1(x) - Credit Agreement, dated as of August 18, 2003, among Foamex L.P.
               as a Borrower and Guarantor, Foamex International Inc., FMXI, Inc., Foamex Canada Inc., Foamex Capital Corporation, Foamex Latin America, Inc., Foamex Mexico, Inc., Foamex Mexico II, Inc., Foamex Asia, Inc. and Foamex Carpet Cushion LLC as Guarantors, the financial institutions party thereto from time to time as lenders and Bank of America, N.A. as the Administrative Agent.

4.15.2(x)    - Pledge and Security Agreement, dated as of August 18, 2003, among
               Foamex L.P. and Bank of America, N.A. as Administrative Agent. 4.15.3* - Amendment No. 1 to Credit Agreement, dated as of December 1,
               2003, among Foamex L.P., as Borrower, the affiliates of Borrower party hereto, the lenders party hereto, and Bank of America, N.A. as Administrative Agent.
4.16.1(x)    - Credit Agreement,  dated as of August 18, 2003, among Foamex L.P.
               as a Borrower and Guarantor, Foamex International Inc., FMXI, Inc., Foamex Canada Inc., Foamex Capital Corporation, Foamex Latin America, Inc., Foamex Mexico, Inc., Foamex Mexico II, Inc., Foamex Asia, Inc. and Foamex Carpet Cushion LLC as Guarantors, the financial institutions party thereto from time to time as lenders and Silver Point Finance, LLC as the Administrative Agent.
4.16.2(x)    - Pledge  and  Security  Agreement,  dated  as  of August 18, 2003, among Foamex L.P. and Silver Point Finance, LLC as Administrative Agent.
4.16.3*      - Amendment  No.  1  to  Credit Agreement, dated as  of December 1,
               2003, among Foamex L.P., as Borrower, the affiliates of Borrower party hereto, the lenders party hereto, and Silver Point Finance, LLC as Administrative Agent.
4.17.1(x)    - Intercreditor Agreement, dated as  of August 18, 2003, among Bank of America, N.A., as Senior Bank Agent and Senior Collateral Agent, Silver Point Finance, LLC, as Senior Term Loan B Agent and as future Senior Collateral Agent after a Discharge of Senior Bank Lender Claims has occurred, U.S. Bank National Association, as trustee and collateral agent under the Indenture referred to below, and Foamex L.P., a Delaware limited partnership.
10.1(d)      - Reimbursement  Agreement,  dated  as of  March 23,  1993, between
               Trace Holdings and General Felt Industries, Inc.
10.2(d)      - Shareholder Agreement, dated  December 31, 1992,  among Recticel,
               s.a. ("Recticel"), Recticel Holding Noord B.V., Foamex L.P., Beamech Group Limited, LME-Beamech, Inc., James Brian Blackwell, and Prefoam AG relating to a foam technology-sharing arrangement.
10.3(e)      - Asset  Transfer  Agreement,  dated as of October 2, 1990, between
               Trace International Holdings, Inc. ("Trace Holdings") and Foamex L.P. (the "Trace Holdings Asset Transfer Agreement").
10.4(e)      - First Amendment, dated  as of  December  19,  1991, to the  Trace
               Holdings  Asset  Transfer  Agreement.
10.5(e)      - Amended  and  Restated  Guaranty,  dated as of December 19, 1991, made by Trace Foam Company, Inc. ("Trace Foam") in favor of Foamex L.P.
10.6(e)      - Asset Transfer Agreement, dated as of October  2,  1990,  between
               Recticel Foam Corporation ("RFC") and Foamex L.P. (the "RFC Asset Transfer Agreement").
10.7(e)      - First Amendment, dated as of December 19, 1991,  to the RFC Asset
               Transfer Agreement.
10.10.5(g)   - The  Foamex  L.P.  Hourly  Pension  Plan  (formerly  "The  Foamex
               Products Inc. Hourly Employee Retirement Plan"), as amended December 31, 1995.
10.10.6(g)+ - Foamex L.P. 401(k) Savings Plan effective October 1, 1997. 10.10.12(s)+ - Foamex Supplemental Executive Retirement Plan, effective as of
               May 15, 2001.
10.10.13(s)+ - Split   Dollar   Life    Insurance   Agreement   Between   Foamex
               International Inc. and Marshall S. Cogan, dated as of December 31, 2001.
10.11.4(p)+  - Termination and Release Agreement dated as of January 30, 2001 by and between Foamex International and John G. Johnson, Jr. 10.11.5(s)+ - Termination and Release Agreement dated as of December 6, 2001, by and between the Foamex International and John Televantos. 10.11.1(o)+ - Employment Agreement, dated as of January 1, 1999, by and between
               Foamex International and Marshall S. Cogan.
10.11.8(s)+  - First Amendment to Employment Agreement, dated as of December 31,
               2001, by and between Foamex International Inc. and Marshall S. Cogan.
10.11.10(w)+ - Severance  Agreement and Release,  dated as of November 23, 2002, by and between Foamex International and Theodore J. Kall. 10.11.11(w)+ - Severance Agreement and Release, dates as of January 31, 2003, by and between Foamex International and Pratt W. Wallace, Jr. 10.11.13+* - Amended and Restated Employment Agreement, dated January 27,
               2004, by and between Foamex International and Thomas E. Chorman.

10.11.14+*   - Amended  and  Restated  Employment  Agreement,  dated January 26,
               2004, by and between Foamex International and K. Douglas Ralph. 10.16.1(l) - Supply Agreement, dated as of February 27, 1998, by and between
               Foamex L.P. and General Felt (as assigned to Foamex Carpet). 10.16.2(l) - Administrative Services Agreement, dated as of February 27, 1998, by and between Foamex L.P. and General Felt (as assigned to Foamex Carpet).
10.17(e)+    - Salaried Incentive Plan of Foamex L.P. and Subsidiaries.
10.18(e)+    - Equity Growth Participation Program.
10.19(f)+    - The Foamex L.P.  Salaried  Pension Plan (formerly,  "The  General
               Felt Industries, Inc. Retirement Plan for Salaried Employees"), effective as of January 1, 1995.
10.22(n)+    - Foamex International Amended and Restated 1993 Stock Option Plan.
10.23(a)+    - Foamex International Non-Employee Director Compensation Plan.
10.24(q)+    - Foamex  International  Equity  Incentive  Plan  for  Non-Employee
               Directors.
10.25(q)+    - Foamex International Key Employee Incentive Bonus Plan.
10.26(r)+    - Agreement with Consultant,  dated  April 24,  2001 by and between
               Robert J. Hay and Foamex L.P.
10.29(v)+    - Foamex International 2002 Stock Award Plan.
10.17.2(k)   - Loan Agreement between  Hua Kee Company  Limited and Foamex Asia,
               Inc., dated as of July 8, 1997.
10.18.1(r)   - Joint  Venture  Agreement  between  Hua  Kee  Company Limited and
               Foamex Asia, Inc. amended and restated as of December 3, 2001. 10.44(u)+ - Agreement with Consultant, dated August 8, 2002, by and between
               Raymond E. Mabus, Jr. and Foamex International.
21*          - Subsidiaries of Foamex L.P.
23*          - Consent of Independent Auditors, Deloitte & Touche LLP.
23.1*        - Consent of Independent Auditors, Deloitte Touche Tohmatsu Jaiyos
31.1*        - Certification of Chief Executive  Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*        - Certification of Chief Financial  Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*        - Certification of Chief Executive  Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*        - Certification of Chief Financial  Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------------------

*    Filed herewith.

+    Management contract or compensatory plan or arrangement.

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

(d) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex L.P. and FCC for fiscal 1992.

(e) Incorporated herein by reference to the Exhibit to the Registration Statement of Foamex L.P. and FCC on Form S-1, Registration Nos. 33-49976 and 33-49976-01.

(f) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex L.P. for fiscal 1993.

(g) Incorporated herein by reference to the Exhibit in the Registration Statement of the Company on Form S-4, Registration No. 333-30291.

(h) Incorporated by reference to the Exhibit to the Form 10-Q of Foamex L.P. for the quarterly period ended September 28, 1997.

(i) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Foamex L.P., FCC and Foamex International reporting an event that occurred December 23, 1997.

(j) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 28, 1997.

(k) Incorporated herein by reference to the Exhibit in the Registration Statement of Foamex L.P. and FCC on Form S-4, Registration No. 333-45733, filed February 6, 1998.

(l) Incorporated herein by reference to the Current Report on Form 8-K of Foamex International reporting an event that occurred on February 27, 1998.

(m) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1998.

(n) Incorporated herein by reference to the Exhibit to Foamex International's definitive proxy statement dated May 31, 2000.

(o) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for year ended December 31, 2000.

(p) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex International for the quarterly period ended March 31, 2001.

(q) Incorporated herein by reference to the Appendix to Foamex International's definitive amended and restated proxy statement, dated July 12, 2001.

(r) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex International for the quarterly period ended June 30, 2001.

(s) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 31, 2001.

(t) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex L.P. and FCC for the quarterly period ended March 31, 2002.

(u) Incorporated herein by reference to the Exhibit to Amendment No. 1 to the Registration Statement of Foamex L.P. and FCC on Form S-4, Registration No. 333-90632, filed October 22, 2002.

(v) Incorporated herein by reference to Appendix C to Foamex International's definitive proxy statement dated April 30, 2002.

(w) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 29, 2002.

(x) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of the Company reporting an event that occurred on August 18, 2003.

Certain instruments defining the rights of security holders have been excluded herefrom in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 5th day of March 2004.

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

Signature                           Title                         Date


/s/ Raymond E. Mabus, Jr.           Chairman of the Board         March 5, 2004
----------------------------
Raymond E. Mabus


/s/ John V. Tunney                  Vice Chairman and Director    March 5, 2004
-----------------------------
John V. Tunney


/s/ Robert J. Hay                   Chairman Emeritus             March 5, 2004
-----------------------------
Robert J. Hay                        and Director


/s/ Thomas E. Chorman               President, Chief Executive    March 5, 2004
-----------------------------
Thomas E. Chorman                    Officer and Director


/s/ S. Dennis N. Belcher            Director                      March 5, 2004
-----------------------------
S. Dennis N. Belcher


/s/ Luis J. Echarte                 Director                      March 5, 2004
-----------------------------
Luis J. Echarte


/s/ Stuart J. Hershon               Director                      March 5, 2004
-----------------------------
Stuart J. Hershon


/s/ Henry Tang                      Director                      March 5, 2004
-----------------------------
Henry Tang


/s/ Raul J. Valdes- Fauli           Director                      March 5, 2004
-----------------------------
Raul J. Valdes-Fauli

                            FOAMEX INTERNATIONAL INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


       Foamex International Inc.

           Index to Consolidated Financial Statements                                                           F-1

           Independent Auditors' Report                                                                         F-2

           Consolidated Balance Sheets as of December 28, 2003 and December 29, 2002                            F-3

           Consolidated Statements of Operations for the years ended December 28, 2003,
                December 29, 2002 and December 31, 2001                                                         F-5

           Consolidated Statements of Cash Flows for the years ended December 28, 2003,
                December 29, 2002 and December 31, 2001                                                         F-6

           Consolidated Statements of Stockholders' Deficiency for the years
                ended December 28, 2003, December 29, 2002 and December 31, 2001                                F-7

           Notes to Consolidated Financial Statements                                                           F-8

       Information Required by Rule 3-09

       Foamex Asia Company Limited

           Consolidated Financial Statements of Foamex Asia Company Limited and Subsidiary
              for the year ended December 31, 2003 (unaudited)                                                 F-37

           Consolidated Financial Statements of Foamex Asia Company Limited and Subsidiary
              for the year ended December 31, 2002 (unaudited)                                                 F-55

           Consolidated Financial Statements of Foamex Asia Company Limited and Subsidiary
              for the year ended December 31, 2001, including Report of Independent
              Certified Public Accountants                                                                     F-71


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Foamex International Inc.
Linwood, Pennsylvania

We have audited the accompanying consolidated balance sheets of Foamex International Inc. and subsidiaries (the "Company") as of December 28, 2003 and December 29, 2002, and the related consolidated statements of operations, cash flows and stockholders' deficiency for each of the three years in the period ended December 28, 2003. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15a. These consolidated financial statements and consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2003 and December 29, 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.



/s/ DELOITTE & TOUCHE LLP

March 9, 2004
Parsippany, New Jersey

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                              December 28,           December 29,
                                                                                 2003                   2002
                                                                             -------------          -------------
ASSETS                                                                                  (thousands)
CURRENT ASSETS
    Cash and cash equivalents                                                  $  6,613               $  4,524
    Accounts receivable, net of allowance for doubtful
      accounts and discounts of $10,505 in 2003 and $10,311 in 2002             181,288                191,546
    Inventories                                                                  95,882                 98,010
    Deferred income taxes                                                        15,676                 21,011
    Other current assets                                                         27,116                 22,558
                                                                               --------               --------

            Total current assets                                                326,575                337,649
                                                                               --------               --------

PROPERTY, PLANT AND EQUIPMENT
    Land and land improvements                                                    6,818                  7,272
    Buildings and leasehold improvements                                        117,265                119,582
    Machinery, equipment and furnishings                                        289,528                287,847
    Construction in progress                                                      1,069                  3,868
                                                                               --------               --------

            Total                                                               414,680                418,569

    Less accumulated depreciation and amortization                             (251,830)              (236,531)
                                                                               --------               --------

       Property, plant and equipment, net                                       162,850                182,038

GOODWILL                                                                        126,258                125,321

DEBT ISSUANCE COSTS, net of accumulated
amortization of $10,648 in 2003 and $14,079 in 2002                              27,195                 36,827

DEFERRED INCOME TAXES                                                           109,658                 97,341

SOFTWARE COSTS, net of accumulated amortization of $3,603
    in 2003 and $2,634 in 2002                                                    9,767                  8,254

INVESTMENTS IN AND ADVANCES TO AFFILIATES                                        14,503                 13,109

OTHER ASSETS                                                                     13,100                 13,038
                                                                               --------               --------

TOTAL ASSETS                                                                   $789,906               $813,577
                                                                               ========               ========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                 December 28,        December 29,
                                                                                    2003                2002
                                                                                -------------       -------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                         (thousands, except share data)
CURRENT LIABILITIES
    Revolving credit borrowings                                                  $ 96,065            $        -
    Current portion of long-term debt                                               8,937                   46
    Accounts payable                                                               98,319               87,400
    Accrued employee compensation and benefits                                     28,331               26,330
    Accrued interest                                                               12,376               14,173
    Accrued restructuring                                                           3,911               14,424
    Accrued customer rebates                                                       18,077               18,813
    Cash overdrafts                                                                12,692               17,801
    Other accrued liabilities                                                      16,558               20,093
    Deferred income taxes                                                             163                1,864
                                                                                 --------            ---------

      Total current liabilities                                                   295,429              200,944

LONG-TERM DEBT                                                                    640,621              738,540

ACCRUED EMPLOYEE BENEFITS                                                          43,348               48,022

ACCRUED RESTRUCTURING                                                               5,837                8,347

OTHER LIABILITIES                                                                   7,787                7,457
                                                                                 --------            ---------

    Total liabilities                                                             993,022            1,003,310
                                                                                 --------            ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
    Preferred Stock, par value $1.00 per share:
      Authorized 5,000,000 shares
      Issued 15,000 shares - Series B (liquidation
      preference $1.5 million) in 2003 and 2002                                        15                   15
    Common Stock, par value $.01 per share:
      Authorized 50,000,000 shares
      Issued 27,898,149 in 2003 and 27,839,658 shares in 2002
      Outstanding 24,409,149 shares in 2003 and 24,350,658 shares in 2002             279                  278
    Additional paid-in capital                                                    102,155              101,972
    Accumulated deficit                                                          (237,732)            (216,243)
    Accumulated other comprehensive loss                                          (30,832)             (38,754)
    Other:
      Common Stock held in treasury, at cost:
        3,489,000 shares in 2003 and 2002                                         (27,780)             (27,780)
      Shareholder note receivable                                                  (9,221)              (9,221)
                                                                                 --------            ---------

      Total stockholders' deficiency                                             (203,116)            (189,733)
                                                                                 --------            ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                   $789,906            $ 813,577
                                                                                 ========            =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE YEARS ENDED

                                                                  December 28,      December 29,     December 31,
                                                                     2003              2002             2001
                                                                  ------------      ------------     ------------
                                                                       (thousands, except per share amounts)
NET SALES                                                         $1,304,560        $1,328,094       $1,252,904

COST OF GOODS SOLD                                                 1,160,870         1,184,392        1,074,385
                                                                  ----------        ----------       ----------

GROSS PROFIT                                                         143,690           143,702          178,519

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                                          82,588            94,744           80,540

RESTRUCTURING, IMPAIRMENT AND OTHER
    CHARGES (CREDITS)                                                 (1,759)            4,799           36,068
                                                                  ----------        ----------       ----------

INCOME FROM OPERATIONS                                                62,861            44,159           61,911

INTEREST AND DEBT ISSUANCE EXPENSE                                    88,374            69,679           63,237

INCOME FROM EQUITY INTEREST IN JOINT VENTURES                          1,466             1,734            1,645

OTHER EXPENSE, NET                                                    (3,446)           (2,078)            (634)
                                                                  ----------        ----------       ----------

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES
    AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES                      (27,493)          (25,864)            (315)

PROVISION (BENEFIT) FOR INCOME TAXES                                  (6,004)          (86,812)           5,297
                                                                  ----------        ----------       ----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGES                                               (21,489)           60,948           (5,612)

CUMULATIVE EFFECT OF ACCOUNTING CHANGES                                    -           (70,647)               -
                                                                  ----------        ----------       ----------

NET LOSS                                                          $  (21,489)       $   (9,699)      $   (5,612)
                                                                  ==========        ==========       ==========

EARNINGS PER SHARE - BASIC
   INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
     ACCOUNTING CHANGES                                           $    (0.88)       $     2.51       $    (0.24)
   CUMULATIVE EFFECT OF ACCOUNTING CHANGES                                 -             (2.91)               -
                                                                  ----------        ----------       ----------

   NET LOSS                                                       $    (0.88)       $    (0.40)      $    (0.24)
                                                                  ==========        ==========       ==========

EARNINGS PER SHARE - DILUTED
   INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
     ACCOUNTING CHANGES                                           $    (0.88)       $     2.32       $    (0.24)
   CUMULATIVE EFFECT OF ACCOUNTING CHANGES                                 -             (2.69)               -
                                                                  ----------        ----------       ----------
   NET LOSS                                                       $    (0.88)       $    (0.37)      $    (0.24)
                                                                  ==========        ==========        =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED

                                                                  December 28,      December 29,     December 31,
                                                                     2003              2002             2001
                                                                  ------------      ------------     ------------
OPERATING ACTIVITIES                                                                (thousands)
   Net loss                                                        $(21,489)         $ (9,699)        $ (5,612)
   Adjustments to reconcile net loss to net
     cash provided by (used for) operating activities:
     Cumulative effect of accounting changes                              -            70,647                -
     Depreciation and amortization                                   26,045            31,592           33,988
     Amortization of debt issuance costs, debt premium
        and debt discount                                             4,458             3,280            1,288
     Write off of debt issuance costs                                12,928             4,892                -
     Asset impairment and other charges                                   -             2,503           13,811
     Loss  on disposition of assets                                      30                 -              963
     Provision for uncollectible accounts                             2,115             2,336            5,479
     Retirement benefit funding greater than expense                   (892)           (1,604)          (1,752)
     Deferred income taxes                                           (7,488)          (92,400)           1,635
     Other, net                                                         184               266              361
   Changes in operating assets and liabilities:
     Accounts receivable                                              8,143           (20,421)          (9,578)
     Inventories                                                      2,128            (8,580)          15,177
     Accounts payable                                                10,919           (41,452)          45,913
     Accrued restructuring                                          (13,023)           (2,225)          15,549
     Other assets and liabilities                                    (6,567)           10,440          (10,808)
                                                                   --------          --------         --------

        Net cash provided by (used for) operating activities         17,491           (50,425)         106,414
                                                                   --------          --------         --------

INVESTING ACTIVITIES
   Capital expenditures                                              (6,543)          (15,582)         (22,482)
   Proceeds from sale of assets                                       1,237                21              600
   Acquisitions                                                           -                 -          (17,559)
   Other investing activities                                        (3,329)           (7,990)          (1,130)
                                                                   --------          --------         --------

        Net cash used for investing activities                       (8,635)          (23,551)         (40,571)
                                                                   --------          --------         --------

FINANCING ACTIVITIES
   Net proceeds from (repayments of) revolving loans                 44,242           (73,176)         (20,905)
   Proceeds from long-term debt                                     130,000           356,590                -
   Repayments of long-term debt                                    (164,020)         (190,450)          (8,538)
   Repayments of long-term debt-related party                             -           (31,590)         (15,795)
   Increase (decrease) in cash overdrafts                            (5,109)           13,728           (2,812)
   Debt issuance costs                                              (11,880)          (29,981)          (2,578)
   Deferred credit on interest rate swaps                                 -            14,821                -
   Other financing activities                                             -             3,494           (5,041)
                                                                   --------          --------         --------

        Net cash provided by (used for) financing activities         (6,767)           63,436          (55,669)
                                                                   --------          --------         --------

Net increase (decrease) in cash and cash equivalents                  2,089           (10,540)          10,174

Cash and cash equivalents at beginning of period                      4,524            15,064            4,890
                                                                   --------          --------         --------

Cash and cash equivalents at end of period                         $  6,613          $  4,524         $ 15,064
                                                                   ========          ========         ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                                                                             Accumulated
                                                                   Additional                    Other
                                             Preferred    Common     Paid-in    Accumulated  Comprehensive
                                               Stock      Stock      Capital     Deficit          Loss       Other       Total
                                             ---------    ------   ----------   -----------  -------------  --------   ---------
                                                                            (thousands)
Balances at January 1, 2001                    $15         $270     $ 96,275     $(200,932)    $(23,296)    $(37,001)  $(164,669)

Net loss                                                                            (5,612)                               (5,612)
Minimum pension liability adjustment                                                            (10,782)                 (10,782)
Foreign currency translation adjustment                                                          (1,079)                  (1,079)
                                                                                                                       ---------
  Comprehensive loss                                                                                                     (17,473)
Stock compensation - directors                                           352                                                 352
Stock options exercised                                       3          914                                                 917
Deferred taxes on stock option exercises                                 127                                                 127
                                               ---         ----     --------     ---------     --------     --------   ---------

Balances at December 31, 2001                   15          273       97,668      (206,544)     (35,157)     (37,001)   (180,746)

Net loss                                                                            (9,699)                               (9,699)
Minimum pension liability adjustment                                                            (11,325)                 (11,325)
Deferred tax valuation allowance adjustment                                                       9,597                    9,597
Foreign currency translation adjustment                                                          (1,869)                  (1,869)
                                                                                                                       ---------
  Comprehensive loss                                                                                                     (13,296)
Stock compensation - directors                                           221                                                 221
Stock options exercised                                       5        3,534                                               3,539
Deferred taxes on stock option exercises                                 549                                                 549
                                               ---         ----     --------     ---------     --------     --------   ---------

Balances at December 29, 2002                   15          278      101,972      (216,243)     (38,754)     (37,001)   (189,733)

Net loss                                                                           (21,489)                              (21,489)
Minimum pension liability adjustment                                                              1,310                    1,310
Foreign currency translation adjustment                                                           6,612                    6,612
                                                                                                                       ---------
  Comprehensive loss                                                                                                     (13,567)
Stock compensation                                            1          183                                                 184
                                               ---         ----     --------     ---------     --------     --------   ---------

Balances at December 28, 2003                  $15         $279     $102,155     $(237,732)    $(30,832)    $(37,001)  $(203,116)
                                               ===         ====     ========     =========     ========     ========   =========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION

     Organization

     Foamex   International  Inc.  (the  "Company")  operates  in  the  flexible polyurethane and advanced polymer foam products industry. The Company's operations are primarily conducted through its wholly-owned subsidiary, Foamex L.P. Foamex Carpet Cushion, Inc. ("Foamex Carpet") was converted to a limited liability company and was contributed to Foamex L.P. on March 25, 2002. On December 30, 2002, Foamex Carpet distributed certain assets, liabilities and its business to Foamex L.P. Foamex L.P. conducts foreign operations through Foamex Canada Inc. ("Foamex Canada"), Foamex Latin America, Inc. and Foamex Asia, Inc. Financial information concerning the business segments of the Company is included in Note 13.

     In 2002, the Company changed its reporting period from a calendar year to a 52/53-week fiscal year ending on the Sunday closest to January 1. Fiscal year 2003 included the 52 weeks ended December 28, 2003 while the fiscal year 2002 included the 52 weeks ended December 29, 2002, after adjustment for December 31, 2001 which was included in the prior year.

     The Bank of Nova Scotia owns approximately 5.8 million shares of the Company's outstanding common stock, or approximately 23.6%. The Bank of Nova Scotia also owns 15,000 shares of the Company's non-voting non-redeemable Series B convertible preferred stock. Each share of the Series B Preferred Stock can be converted into 100 shares of the Company's common stock, but only if such conversion would not trigger a "change of control" event as defined by certain debt agreements of the Company's subsidiaries. Ownership of more than 25% of the common stock would constitute a "change of control".

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

Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     The Company sells products to the furniture and bedding, automotive, carpet and other industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowance accounts for potential credit losses and such losses have been within management's expectations.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition, Discounts and Rebates

     Revenue from sales, net of discounts and estimated returns, allowances and customer rebates, is recognized when product title and the risks and rewards of ownership passes to the customer, the sales price is fixed and determinable and collection is reasonably assured. Products are shipped FOB shipping point.

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

     The carrying amount and fair value of long-term debt and revolving credit borrowings at December 28, 2003 were $745.6 million and $683.3 million, respectively, and at December 29, 2002 were $738.6 million and $490.3 million, respectively. The fair value of long-term debt is estimated using quoted market prices, where available, or discounted cash flows. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Property, Plant and Equipment

     Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The range of useful lives estimated for buildings is generally 20 to 35 years, and the range for machinery, equipment and furnishings is 5 to 12 years. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated useful lives of the leasehold improvements. Depreciation expense for 2003, 2002 and 2001 was $24.1 million, $29.1 million and $26.4 million, respectively.

     Maintenance and repairs are charged to expense as incurred. Renewals and major improvements are capitalized if they extend the life of the asset. When assets are retired or otherwise disposed of, the asset and related accumulated depreciation are removed from the accounts and any gain or loss is recognized in the results of operations.

Goodwill

     The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") on January 1, 2002 with certain provisions adopted as of July 1, 2001. SFAS No.142 address the initial recognition and measurement of intangible assets acquired outside a business combination and the

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill is no longer amortized, but is subject to annual impairment tests. The goodwill resulting from the acquisition discussed in Note 4 is not amortized.

     The goodwill that arose from business combinations prior to July 1, 2001 was amortized through 2001 on a straight-line basis over 40 years. Goodwill amortization expense was $6.0 million in 2001.

     In accordance with SFAS No. 142, goodwill was tested for impairment upon adoption of the standard and is tested annually thereafter. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identity a potential impairment and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit's goodwill exceeds its estimated fair value. The Company's initial impairment test resulted in the recognition of an impairment loss of $72.0 million recorded as a cumulative effect of a change in accounting principle retroactive to the first quarter of 2002 in accordance with the transitional implementation guidance of SFAS No.142. The Company has completed its annual goodwill impairment tests as of September 29, 2003 and September 30, 2002, respectively, with no recognition of any additional impairment.

     Goodwill at December 28, 2003 increased $0.9 million from December 29, 2002 as a result of foreign currency translation adjustments reflected below as Other.

     Goodwill balances include:

                                    Balance                        Balance
           Segments            December 29, 2002    Other      December 28, 2003
     -----------------------   -----------------   -------     -----------------
                               (thousands)
     Foam Products                $ 74,269          $362           $ 74,631
     Carpet Cushion Products         2,497             -              2,497
     Automotive Products            34,686           575             35,261
     Technical Products             13,869             -             13,869
                                  --------          ----           --------
         Total                    $125,321          $937           $126,258
                                  ========          ====           ========

Debt Issuance Costs

     Debt issuance costs consist of amounts incurred in obtaining long-term financing and are disclosed in the financing activities section of the consolidated statements of cash flows. These costs are being amortized over the term of the related debt using the effective interest method.

Software Costs

     The Company expenses costs incurred in the preliminary project stage of developing or obtaining internal use software, such as research and feasibility studies, as well as costs incurred in the post-implementation/operational stage, such as maintenance and training. Capitalization of software development costs occurs only after the preliminary project stage is complete, management authorizes the project, and it is probable that the project will be completed and the software will be used for the function intended. The Company is in the process of replacing its primary financial and operating information and transaction processing systems and anticipates this project will be substantially completed in 2005. Capitalized software costs aggregated $3.4 million, $7.0 million and $0.9 million in 2003, 2002 and 2001, respectively. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, which is generally five years or less.

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

Environmental Remediation

     Environmental expenditures that relate to current operations are expensed. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Amounts charged against income were $0.5 million, $1.1 million and $0.2 million in 2003, 2002 and 2001, respectively.

Comprehensive Income (Loss)

     Other comprehensive income or loss items are revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income and reflected as a component of stockholders' deficiency, including foreign currency translation and minimum pension liability adjustments.

Foreign Currency Translation

     The financial statements of foreign subsidiaries have been translated into U.S. dollars by using period-end exchange rates for the assets and liabilities and the average exchange rates for the statements of operations. Currency translation adjustments are included in accumulated other comprehensive loss. Transaction gains (losses) are reflected in other income (expense) in the consolidated statements of operations and included $(2.7) million, $(2.3) million, and $1.6 million in 2003, 2002 and 2001, respectively.

Research and Development

     Research and development costs are expensed as incurred. Amounts charged against income were $3.6 million, $4.8 million and $3.1 million in 2003, 2002 and 2001, respectively.

Self Insurance

     The Company is partially self-insured for a number of risks up to certain limits including workers' compensation, medical, automobile and general liability. Commercial insurance policies are carried for amounts in excess of the self-insured amounts. Amounts charged against income were $24.9 million, $31.2 million and $25.6 million in 2003, 2002 and 2001, respectively.

Claims and Litigation

     The Company evaluates claims for damages and records its estimate of liabilities when such liabilities are considered probable and an amount or reasonable range can be estimated.

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

     The following table includes as reported and proforma information required by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS No. 148"). Proforma information is based on the fair value method under SFAS No. 123. Fair values of options granted were estimated using the Black-Scholes option pricing model as discussed in Note 10.

                                                                2003               2002             2001
                                                              ---------          ---------        ---------
                                                                  (thousands, except per share data)
     Net loss as reported                                     $(21,489)          $ (9,699)         $(5,612)
     Add:  Stock-based employee compensation
        expense included in reported net loss,
        net of tax benefit                                           2                 30                8
     Deduct:  Stock-based employee compensation
        expense determined under fair value
        based method, net of tax benefit                        (1,343)            (1,345)          (1,297)
                                                              --------           --------          -------
     Proforma net loss                                        $(22,830)          $(11,014)         $(6,901)
                                                              ========           ========          =======

     Basic loss per share
        As reported                                           $  (0.88)          $  (0.40)         $ (0.24)
        Proforma                                              $  (0.94)          $  (0.45)         $ (0.29)

     Diluted loss per share
        As reported                                           $  (0.88)          $  (0.37)         $ (0.24)
        Proforma                                              $  (0.94)          $  (0.42)         $ (0.29)

Accounting Changes

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). The provisions of SFAS No. 145 related to the rescission of Statement 4 are applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item is reclassified. The Company has reclassified the extraordinary charge of $1.8 million previously reported in 2002.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). The provisions of SFAS No. 143 relate to financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 at the beginning of 2003 and the impact on the Company's financial statements was not material.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). The provisions of SFAS No. 146 require that a liability for the cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The Company adopted SFAS No. 146 at the beginning of 2003, but since the Company had no significant exit or disposal activities in 2003, SFAS No. 146 had no impact on the financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). The provisions of SFAS No. 150 require that certain financial instruments be classified as liabilities instead of equity. The Company does not have any financial instruments subject to the requirements of SFAS No. 150.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees Of Indebtedness of Others" ("FIN No. 45"). The provisions of FIN No. 45 clarify the requirements of SFAS No. 5. "Accounting for Contingencies," relating to the guarantor's accounting for and disclosure of certain guarantees. The initial recognition and measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements of interim or annual periods ended after December 15, 2002. The adoption of FIN No. 45 did not have any impact on the results of operations or financial position of the Company and it does not have any disclosure obligations under FIN No. 45 at December 28, 2003.

     In January 2003, the FASB issued FASB Interpretation No. 46, " Consolidation of Variable Interest Entities" ("FIN No. 46") which was amended in October 2003 and replaced with FIN No. 46R in January 2004. The Company does not believe that it has any "Variable Interest Entities" as defined by FIN No. 46R and accordingly, the adoption of FIN No. 46R will not have an impact on the Company's financial statements.

Reclassifications

     Certain amounts from prior years have been reclassified to conform with the current presentation.

3.   EARNINGS (LOSS) PER SHARE

     The  following  table shows the amounts  used in computing  basic  earnings
(loss) per share.

                                                               2003 (a)         2002             2001 (a)
                                                              ----------       --------          ---------
                                                                   (thousands, except per share amounts)
       Income (loss) before cumulative effect of
         accounting changes                                    $(21,489)       $60,948            $(5,612)
       Cumulative effect of accounting changes                        -        (70,647)                 -
                                                               --------        -------            -------
       Net loss                                                $(21,489)       $(9,699)           $(5,612)
                                                               ========        =======            =======

       Weighted average common stock outstanding                 24,394         24,275             23,599
                                                               ========        =======            =======

       Income (loss) per share before cumulative effect
         of accounting changes                                 $  (0.88)       $  2.51            $ (0.24)
       Cumulative effect of accounting changes per share              -          (2.91)                 -
                                                               --------        -------            -------
       Net loss per share                                      $  (0.88)       $ (0.40)           $ (0.24)
                                                               ========        =======            =======

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   EARNINGS (LOSS) PER SHARE (continued)

     The following  table shows the amounts used in computing  diluted  earnings
(loss) per share.

                                                               2003 (a)          2002             2001 (a)
                                                              ----------       --------          ---------
                                                                   (thousands, except per share amounts)
       Income (loss) before cumulative effect of
         accounting changes                                    $(21,489)       $60,948            $(5,612)
       Cumulative effect of accounting changes                        -        (70,647)                 -
                                                               --------        -------            -------
       Net loss                                                $(21,489)       $(9,699)           $(5,612)
                                                               ========        =======            =======

       Weighted average common stock outstanding                 24,394         24,275             23,599

       Incremental shares resulting from
         Stock options (b)                                            -            529                  -
         Convertible preferred stock (c)                              -          1,500                  -
                                                               --------        -------            -------

       Adjusted weighted average shares                          24,394         26,304             23,599
                                                               ========        =======            =======

       Income (loss) per share before cumulative effect of
         accounting changes                                    $  (0.88)       $  2.32            $ (0.24)
       Cumulative effect of accounting changes per share              -          (2.69)                 -
                                                               --------        -------            -------
       Net loss per share                                      $  (0.88)       $ (0.37)           $ (0.24)
                                                               ========        =======            =======

(a) There is no dilution resulting from potential incremental shares in 2003 or 2001, because the Company had net losses before cumulative effect of accounting changes, and the inclusion of potential incremental shares would be antidilutive.

(b) The average number of stock options that were not included in the diluted earnings per share calculation because the exercise price was greater than the average market price aggregated 1,462,600 in 2002.

(c) Series B Preferred Stock issued in 2000 (see Note 12) is convertible into 1,500,000 common shares.

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

5.   CUMULATIVE EFFECT OF ACCOUNTING CHANGES

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

2003

     During 2003, the Company recorded restructuring credits of $1.8 million consisting of a $3.2 million reduction in the liability primarily for severance and termination benefits no longer required as the actions contemplated under the related plans have been substantially completed, and a charge of $1.1 million for additional lease termination costs for a closed facility as a result of changes in real estate market conditions. Additionally, the Company recorded a $0.3 million restructuring charge reported in the Other segment as a result of an employee termination plan for approximately 300 employees at its Mexico City operations. The actions under this plan were substantially completed in 2003.

2002

     In the fourth quarter of 2002, the Company recorded restructuring, impairment and other charges of $10.0 million relating to the reorganization of its executive and corporate management and the closure of or reduction of activities at six operations. The charges included severance and other termination benefits for approximately 200 employees, exit costs and remaining lease payments. Also included in restructuring, impairment and other charges was a $2.5 million asset impairment provision to reduce certain leasehold improvements and machinery and equipment included in the Carpet Cushion Products segment to their estimated fair values. The employees to be terminated included manufacturing hourly and salaried personnel, sales force personnel and executive and administrative staff. Approximately 60 of these employees were terminated in 2002 and the remainder in 2003.

     Also in 2002, the Company recorded restructuring, impairment and other credits of $5.2 million. These credits resulted from a reevaluation of the 2001 Operational Reorganization Plan discussed below and $2.1 million related to the collection of deferred rent receivable which had been fully reserved for.

2001

     During 2001, the Company recorded restructuring, impairment and other charges of $36.1 million, primarily related to its December 2001 Operational Reorganization Plan. Included in the Operational Reorganization Plan were plant facility closures, reductions in support function personnel and cost reductions in purchasing and logistics. The Operational Reorganization Plan originally included severance and termination benefits for approximately 700 employees at plants, in support functions and in executive management. A reevaluation of the plan in 2002 reduced the number of facilities to be closed and as a result the number of employees planned to be terminated was reduced to approximately 500. Approximately 340 of these employees were terminated in 2002 and the remainder in 2003. Restructuring, impairment and other charges included an impairment provision of $13.8 million (net of anticipated proceeds of $4.6 million) to reduce certain leasehold improvements and machinery and equipment included in the Foam Products and Carpet Cushion Products segments to their estimated fair values.

     The 2001 Operational Reorganization Plan was substantially completed in early 2003 and the Company completed all of the remaining facility closures and personnel reductions related to its 2002 restructuring plan during 2003. Terminations of approximately 300 employees for both plans took place in 2003.

     The   following   table  sets  forth  the   components   of  the  Company's
restructuring, impairment and other charges (credits):

                                                       Plant Closure     Personnel
                                             Total       and Leases      Reductions     Impairment        Other
                                             -----     -------------     ----------     ----------      ---------
       2001                                                         (millions)
       Balance at January 1, 2001            $ 9.2          $ 7.6          $ 1.8           $(0.2)         $   -
       2001 Operational Reorganization
         Plan                                 35.4           10.6            8.3            13.4            3.1
       Adjustments and other                   0.7           (0.4)          (0.3)              -            1.4



                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (continued)

                                                       Plant Closure     Personnel
                                             Total       and Leases      Reductions     Impairment        Other
                                             -----     -------------     ----------     ----------      ---------
                                                                    (millions)
       Net cash receipts (spending)           (6.5)          (3.1)          (2.0)            0.6           (2.0)
       Asset impairment                      (13.8)            -               -           (13.8)             -
                                             -----          -----          -----           -----          -----
       Balance at December 31, 2001           25.0           14.7            7.8               -            2.5

       2002
       2002 Restructuring Plan                10.0            2.2            4.5             2.5            0.8
       Adjustments and other                  (5.2)          (4.4)          (1.4)              -            0.6
       Net cash receipts (spending)           (4.5)           0.1           (2.7)              -           (1.9)
       Asset impairment                       (2.5)            -               -            (2.5)             -
                                             -----          -----          -----           -----          -----
       Balance at December 29, 2002           22.8           12.6            8.2               -            2.0

       2003
       Adjustments                            (1.8)           0.2           (1.8)              -           (0.2)
       Cash spending                         (11.3)          (4.8)          (5.5)              -           (1.0)
                                             -----          -----          -----           -----          -----
       Balance at December 28, 2003          $ 9.7          $ 8.0          $ 0.9           $   -          $ 0.8
                                             =====          =====          =====           =====          =====

     The Company expects to spend approximately $3.9 million during 2004 with the balance to be spent through 2012, primarily for lease costs.

7.   INVENTORIES

     The components of inventory are listed below.

                                         December 28,       December 29,
                                            2003               2002
                                         ------------       -----------
                                                   (thousands)
     Raw materials and supplies            $61,855             $60,588
     Work-in-process                        16,484              16,737
     Finished goods                         17,543              20,685
                                           -------             -------
     Total                                 $95,882             $98,010
                                           =======             =======

8.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS

     The components of long-term debt and revolving credit borrowings are listed below.

                                                                       December 28,          December 29,
                                                                          2003                  2002
                                                                       ------------          ------------
     Foamex L.P. Senior Secured Credit Facility                                   (thousands)
     Term Loan (1)                                                      $ 48,214              $      -
     Foamex L.P. Secured Term Loan (1)                                    80,000                     -
     Foamex L.P. Amended Credit Facility
       Term Loan B (2)                                                         -                39,262
       Term Loan C (2)                                                         -                35,693
       Term Loan D (2)                                                         -                51,700
       Term Loan E (2)                                                         -                16,290
       Term Loan F (2)                                                         -                19,243
       Revolving credit facility (2)                                           -                51,823
     10 3/4% Senior secured notes due 2009 (3) (5)                       311,950               314,237
     9 7/8% Senior subordinated notes due 2007 (3)                       148,500               148,500




                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

                                                                       December 28,          December 29,
                                                                          2003                  2002
                                                                       ------------          ------------
                                                                                  (thousands)
     13 1/2% Senior Subordinated Notes due 2005 (includes
       $1,543 and $2,486 of unamortized debt premium) (3)                 53,128                54,071
     Industrial revenue bonds (4)                                          7,000                 7,000
     Other (net of unamortized debt discount of $93 in 2003
       and $137 in 2002)                                                     766                   767
                                                                        --------              --------
                                                                         649,558               738,586

     Less current portion                                                  8,937                    46
                                                                        --------              --------

     Long-term debt                                                     $640,621              $738,540
                                                                        ========              ========

     Revolving credit borrowings (1)                                    $ 96,065              $      -
                                                                        ========              ========

(1) Subsidiary debt of Foamex L.P., guaranteed by the Company, FMXI, Inc. and Foamex Canada.
(2)  Subsidiary debt of Foamex L.P., guaranteed by the Company and FMXI, Inc.
(3)  Subsidiary debt of Foamex L.P. and Foamex Capital Corporation.
(4)  Subsidiary debt of Foamex L.P.
(5) Includes $12.0 million in 2003 and $14.2 million in 2002 of deferred credits on interest rate swap transactions.

Senior Secured Credit Facility

     On August 18, 2003, Foamex L.P. entered into a $240.0 Million Senior Secured Credit Facility with a new group of lenders and an $80.0 million term loan facility with another lender. Proceeds borrowed under these new facilities were used to repay all outstanding balances under the Foamex L. P. Amended Credit Facility which was terminated as of August 18, 2003. In addition, Foamex Canada's revolving credit facility that did not have any outstanding borrowings and had availability of approximately $5.9 million was terminated as of August 18, 2003. The termination of the Amended Credit Facility resulted in a write off of debt issuance costs of $12.9 million recorded in 2003.

     The $240.0 Million Senior Secured Credit Facility consists of a revolving credit facility with a maximum availability of $190.0 million and a term loan of $50.0 million. The revolving credit facility includes a $50.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable and inventory. At December 28, 2003, Foamex L.P. had available borrowings of approximately $46.8 million and letters of credit outstanding of $20.9 million. Borrowings under the term loan are limited to eligible amounts, as defined, of equipment and real estate. Substantially all the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the revolving credit facility and the term loan bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At December 28, 2003, the weighted average interest rates were 4.53% and 4.42% for the revolving loans and the term loan, respectively. The term loan requires quarterly installment payments of approximately $1.8 million, which commenced on September 30, 2003. All borrowings under the $240.0 Million Senior Secured Credit Facility will mature on April 30, 2007. The $240.0 Million Senior Secured Credit Facility includes both a subjective acceleration clause and a lockbox arrangement which requires all lockbox receipts be used to repay revolving credit borrowings. Accordingly, borrowings under the revolving credit facility are classified as current in the accompanying consolidated balance sheet as of December 28, 2003 as required by Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lockbox Arrangement ("EITF No. 95-22").

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

     The $80.0 million term loan facility (the "Secured Term Loan") will mature on April 30, 2007. Borrowings under this facility will bear interest at a rate that is 9.25% plus the greater of the Reference Rate, as defined, or 4.25%. The minimum rate, which is in effect as of December 28, 2003, is 13.50%. In addition, Foamex L.P. is subject to a 1.00% facility fee which is payable annually on the anniversary date. Borrowings under the Secured Term Loan are collateralized by the same collateral as the $240.0 Million Senior Secured Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan.

10 3/4% Senior Secured Notes

     The 10 3/4% Senior Secured Notes were issued by Foamex L.P. and Foamex Capital Corporation on February 25, 2002 and are due on April 1, 2009. The notes are guaranteed on a senior basis by all of Foamex L.P.'s domestic subsidiaries that guarantee the $240.0 Million Senior Secured Credit Facility. The notes are secured on a second-priority basis (subject to permitted liens) on substantially the same collateral that secures the obligations under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan. The notes rank effectively junior to all senior indebtedness that is secured by first priority liens and senior in right of payment to all subordinated indebtedness. Interest is payable April 1 and October 1. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after April 1, 2006. The initial redemption is at 105.375% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after April 1, 2008. Additionally, on or before April 1, 2005, up to 35.0% of the principal amount of the notes may be redeemed at a redemption price equal to 110.750% of the principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption with the net proceeds of one or more equity offerings.

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

9 7/8% Senior Subordinated Notes

     The 9 7/8% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and are due on June 15, 2007. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable June 15 and December 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 15, 2002. The initial redemption is at 104.938% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

redemption and declining annually to 100.0% on or after June 15, 2005. At December 28, 2003, the redemption price was 103.292% plus accrued and unpaid interest.

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

13 1/2% Senior Subordinated Notes

     The 13 1/2% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and are due on August 15, 2005. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable semiannually on February 15 and August 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after August 15, 2000. The initial redemption was 106.75% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after August 15, 2004. At December 28, 2003, the redemption price was 101.6875% plus accrued and unpaid interest.

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

Industrial Revenue Bonds ("IRBs")

     IRB debt includes a $1.0 million bond that matures in 2005 and a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At December 28, 2003, the interest rate was 1.20% on the $1.0 million bond and 1.32% on the $6.0 million bond. The maximum interest rate for either of the IRBs is 15.0% per annum.

     If Foamex L.P. exercises its option to convert the bonds to a fixed interest rate structure, the IRBs are redeemable at the option of the bondholders. The obligations are collateralized by certain properties, which have an approximate net carrying value of $10.7 million at December 28, 2003.

Other

     Other debt includes a non-interest bearing promissory note with a principal amount of $0.9 million at December 28, 2003 issued in connection with increasing the Company's interest in an Asian joint venture to 70.0% in 2001. The promissory note had unamortized discount of $0.1 million at December 28, 2003.

Related Party - Note Payable to Foam Funding LLC

     Foamex Carpet entered into a $70.2 million promissory note payable to Foam Funding LLC, a subsidiary of Trace International Holdings, Inc. ("Trace"), which was formerly a major stockholder of the Company. Principal was payable in quarterly installments that began in June 1998 with a final installment in February 2004. Interest was based on a variable rate equal to the sum of 2.25% plus the higher of: (i) the base rate of The Bank of Nova Scotia or (ii) the Federal Funds rate plus 0.5%. At the option of Foamex Carpet, interest payable under the note was convertible into LIBOR based loans plus 3.25%.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

     Amounts outstanding were collateralized by all of the assets of Foamex Carpet on a pari passu basis with the Foamex Carpet Credit Facility. All obligations under the note payable to Foam Funding LLC were paid on March 25, 2002.

Debt Covenants

     The indentures and other indebtedness agreements contain certain covenants that limit, among other things, the ability of the Company's subsidiaries (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interests, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets, or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Under the most restrictive of the distribution restrictions, the Company could be paid by its subsidiaries, as of December 28, 2003, funds only to the extent to enable the Company to meet its tax payment liabilities and its normal operating expenses of up to $1.5 million annually, so long as no default or event of default has occurred.

     On November 15, 2002, Foamex L.P. and its bank lenders executed an amendment to the Amended Credit Facility. Under the amendment, Foamex L.P. was subject to minimum net worth, minimum EBDAIT, as defined, and maximum capital expenditure covenants through periods ending December 28, 2003. The minimum EBDAIT covenant was tested monthly, on a cumulative basis, beginning with December 2002. Foamex L.P. was in compliance with the revised covenants at December 29, 2002 and throughout 2003 until the Amended Credit Facility was terminated on August 18, 2003. Under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan, Foamex L.P. is subject to a minimum fixed charge coverage ratio, as defined, of 1.00. For the two quarters ended December 28, 2003, Foamex L.P.'s fixed charge coverage ratio was 1.09. Foamex L.P. is also subject to a maximum annual capital expenditure amount which was $17.7 million for the year ended December 28, 2003 and will be $36.0 million for the year ending January 2, 2005.

Maturities of Long-Term Debt

     Scheduled maturities of long-term debt as of December 28, 2003 are shown below (thousands):

     2004                                                         $  8,937
     2005                                                           60,578
     2006                                                            7,143
     2007                                                          253,500
     2008                                                                -
     Thereafter                                                    306,000
                                                                  --------
                                                                   636,158

     Unamortized debt premium/discount and fair value
         adjustment, net                                            13,400
                                                                  --------

     Total                                                        $649,558
                                                                  ========

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

Retiree Medical and Life Insurance Benefits

     The Company provides postretirement health care and life insurance for eligible employees, limited primarily to one manufacturing facility in the United States. These plans are unfunded and benefits are paid as the claims are submitted. The benefits are only provided until the participant becomes eligible for Medicare. Consequently, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 will not impact the obligations or expense of the Company. The Company retains the right, subject to existing agreements, to modify or eliminate these benefits.

     The measurement date to determine pension assets and obligations is the calendar year end.


     Change in projected benefit obligations, plan assets and funded status follows:

                                                         Pension Benefits                Other Benefits
                                                     ------------------------        -----------------------
                                                        2003         2002              2003           2002
                                                     ----------   ----------         --------       --------
     Change in Benefit Obligations                                        (thousands)
       Benefit obligations at beginning of year       $107,390     $ 95,962          $ 1,248        $   624
       Service cost                                      4,300        3,866               29             29
       Interest cost                                     7,086        6,556               76             82
       Amendments                                          257          157                -              -
       Benefits paid                                    (5,392)      (5,003)            (139)          (144)
       Plan participants' contributions                      -            -               15             19
       Actuarial loss                                   10,461        6,466                5            638
       Foreign currency exchange rate changes              950           46                -              -
       Curtailment                                           -         (660)               -              -
                                                      --------     --------          -------        -------
       Benefit obligation at end of year              $125,052     $107,390          $ 1,234        $ 1,248
                                                      ========     ========          =======        =======

     Change in Plan Assets
       Fair value of plan assets at
          beginning of year                           $ 60,085     $ 65,514          $     -        $     -
       Actual return on plan assets                     15,240       (7,350)               -              -
       Employer contribution                             9,564        7,464              124            125
       Plan participants' contributions                      -            -               15             19
       Benefits paid                                    (5,392)      (5,003)            (139)          (144)
       Plan administrative expenses                       (438)        (591)               -              -
       Foreign currency exchange rate changes              827           51                -              -
                                                      --------     --------          -------        -------
       Fair value of plan assets at end of year       $ 79,886     $ 60,085          $     -        $     -
                                                      ========     ========          =======        =======

     Funded Status and Net Amounts Recognized
     in Consolidated Balance Sheets
       Funded status                                  $(45,166)    $(47,305)         $(1,234)       $(1,248)
       Unrecognized transition asset                      (365)        (440)               -              -
       Unrecognized prior service cost (benefit)            92         (265)             (47)           398
       Unrecognized net actuarial loss (gain)           50,997       52,573              387            (53)
                                                      --------     --------          -------        -------
       Net amount recognized in consolidated
          balance sheets                              $  5,558     $  4,563          $  (894)       $  (903)
                                                      ========     ========          =======        =======



                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   RETIREE BENEFIT PLANS (continued)

                                                         Pension Benefits                Other Benefits
                                                    ------------------------         -----------------------
     Amounts Recognized in the Consolidated             2003         2002              2003           2002
     Balance Sheets                                  ----------   ----------         --------       --------
                                                                           (thousands)
       Prepaid benefit costs                          $    224     $    194          $     -        $     -
       Accrued benefit liability                       (39,896)     (42,983)            (894)          (903)
       Intangible assets                                   674          763                -              -
       Accumulated other comprehensive loss*            44,556       46,589                -              -
                                                      --------     --------          -------        -------
       Net amount recognized                          $  5,558     $  4,563          $  (894)       $  (903)
                                                      ========     ========          =======        =======

*    Before related income tax benefit.

     The accumulated benefit obligation for all defined benefit plans was $119.5 million at year-end 2003 and $102.6 million at year-end 2002. Information for defined benefit plans with an accumulated benefit obligation in excess of plan assets is listed below.

                                                                  December 31, 2003          December 31, 2002
                                                                  -----------------          -----------------
                                                                                   (thousands)
     Projected benefit obligation                                       $121,381                  $104,843
     Accumulated benefit obligation                                     $116,767                  $101,004
     Fair value of plan assets                                          $ 76,871                  $ 58,021

     Components of Net Periodic Benefit Plan Cost

                                                           Pension Benefits                  Other Benefits
                                                     ---------------------------      --------------------------
                                                      2003       2002      2001        2003      2002      2001
                                                     ------     ------    ------      ------    ------    ------
                                                                             (thousands)
     Service cost                                    $4,300     $3,866    $3,666       $ 29      $ 29       $19
     Interest cost                                    7,086      6,556     6,158         76        82        60
     Expected return on plan assets                  (5,611)    (5,823)   (5,829)         -         -         -
     Amortization of transition assets                  (75)       (75)      (75)         -         -         -
     Amortization of prior service benefit             (109)      (140)     (177)        (6)       (6)       (6)
     Amortization of net loss (gain)                  3,090      1,643     1,163         16        15        (8)
     Curtailment                                          -       (162)        -         -         -          -
                                                     ------     ------    ------       ----      ----       ---

     Net periodic benefit plan cost                  $8,681     $5,865    $4,906       $115      $120       $65
                                                     ======     ======    ======       ====      ====       ===

     Additional Information

                                                       Pension Benefits                    Other Benefits
                                                   ------------------------       -----------------------
                                                      2003         2002             2003           2002
                                                   ----------   ----------        --------       --------
                                                                         (thousands)
     Increase (decrease) in minimum liability
       included in other comprehensive loss*         $(2,033)     $18,267              N/A            N/A

*    Before related income tax benefit.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   RETIREE BENEFIT PLANS (continued)

                                                       Pension Benefits                 Other Benefits
                                                   -----------------------        ------------------------
     Weighted-Average Assumptions Used                   December 31,                  December 31,
     to Determine Benefit Obligations                 2003         2002             2003           2002
     ----------------------------------------      ----------   ----------        --------       --------
     Discount rate                                      6.0%         6.5%            6.0%            6.5%
     Expected long-term return on plan assets*          9.0%         9.0%            N/A             N/A
     Rate of compensation increase                 3.5%-5.0%    4.0%-5.0%            N/A             N/A

     Weighted-Average Assumptions Used                 Pension Benefits                 Other Benefits
                                                   ------------------------       -----------------------
     to Determine Annual Net Benefit Cost             2003         2002             2003           2002
     ------------------------------------          ----------   ----------        --------       --------
     Discount rate                                      6.5%         7.0%            6.5%            7.0%
     Expected long-term return on plan assets*          9.0%         9.0%            N/A             N/A
     Rate of compensation increase                 4.0%-5.0%    4.0%-7.0%            N/A             N/A

* The determination of the expected long-term rate of return is a combination of historical returns and future return assumptions based on the Company's pension plan asset strategy as discussed below.

                                                                                             Other Benefits
                                                                                ----------------------------------------
                                                                                December 31, 2003      December 31, 2002
     Assumed Health Care Cost Trend Rates                                       -----------------      -----------------
     Health care cost trend rate assumed for next year                                12.0%                   13.0%
     Rate to which the cost trend rate is assumed to
       decline (ultimate trend rate)                                                   5.0%                    5.0%
     Year that the rate reaches the ultimate trend rate                               2011                    2011

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the effects listed below.

     Assumed Health Care Cost Trend                                           1% Point Increase         1% Point Decrease
                                                                              -----------------         -----------------
                                                                                              (thousands)
     Effect on total of service cost and interest cost                               $ 9                      $ (8)
     Effect on postretirement benefit obligation                                     $90                      $(79)

Funding, Investment Strategy, Asset Allocations and Risk Management for Plan Assets.

     Pension plan assets are primarily comprised of equity and debt securities, including both U.S. and foreign securities. At year-end 2003, common stock of the Company totaled $2.1 million, or 2.8% of the assets. At year-end 2002, common stock of the Company totaled $1.3 million, or 2.4% of the assets. Pension plan assets from pension plans in Canada totaled $5.5 million, or 6.9% of assets at year-end 2002 and $3.8 million, or 6.4% of assets, at year-end 2002.

                                               U. S. Plan Assets
                                    ---------------------------------------
                                    December 31, 2003     December 31, 2002
                                    -----------------     -----------------
     Equity securities                     64%                   58%
     Debt securities                       30                    33
     Other                                  6                     9
                                          ---                   ---

     Total                                100%                  100%
                                          ===                   ===

     The Company's funding policy for the Qualified Pension Plan is to contribute an amount that both satisfies the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and does not exceed the full funding limitations of the U.S. Internal Revenue Code. Funding in 2004 is estimated to be $11.8 million.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   RETIREE BENEFIT PLANS (continued)

     For the U.S. pension plans, the investment strategy, asset allocations and risk management strategies are detailed in the Investment Policy Statement (the "IPS") of the Company. The IPS was developed in conjunction with a comprehensive review and assessment of current and projected financial requirements. Investment guidelines are based on an investment horizon of greater than five years. Key risk management considerations include asset allocation and asset class mix , control procedures and performance monitoring and review. Under the IPS, the U.S. pension plan may use certain classes of hedge funds (derivatives), but the amount of hedge funds is limited to less than 3% of U.S. plan assets.

     The strategic target of U.S. pension assets include 60% of equities and 40% of debt securities and cash and cash equivalents. The amount of cash equivalents is targeted to approximate one year of benefit payments to plan participants.

Defined Contribution Plan

     The Company maintains a defined contribution plan, which is qualified under
Section 401(k) of the Internal Revenue Code ("401(k) Plan") and is available for eligible employees who elect to participate. Under the terms of the 401(k) Plan, the Company partially matches certain employee contributions. Expense for these contributions was $0.9 million, $1.0 million and $1.0 million in 2003, 2002 and 2001, respectively.

10.    STOCK OPTION PLANS

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

     The 1993 stock option plan, as amended, (the "1993 Stock Option Plan") provided for the issuance of nonqualified and incentive stock options for common stock of the Company. Officers and executives of the Company, including its subsidiaries and affiliates were eligible to participate. During the fourth quarter of 2003, the 1993 Stock Option Plan expired according to the provisions of the plan. Consequently, no further options can be granted. The 1993 Stock Option Plan provided for the issuance of up to 4,750,000 shares of the Company's common stock. Options outstanding on the expiration date continue to be available for the issuance of the Company's common stock under the terms and conditions at their issuance.

     The price and terms of options under the plans discussed above is at the discretion of the Company, except that the term of the option cannot exceed ten years.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  STOCK OPTION PLANS (continued)

     Option Grants

     Options granted in 2003 included the following terms:

     o 141,750 options with a three-year pro-rata vesting period and a six-year term.
     o 40,000 options with a five-year vesting period and a six-year term. The vesting provisions may be accelerated to three-year pro-rata vesting in either 25%, 50%, or 100% increments, depending on certain financial measures in fiscal 2003, as defined. These goals were not attained.
     o All other options were granted with five-year pro-rata vesting period and a ten-year term.

     Options granted in 2002 included the following terms:

     o 210,000 options with a three-year pro-rata vesting period and a ten-year term.
     o 270,500 options with a five-year vesting period and a ten-year term. The vesting provisions may be accelerated in 50% or 100% increments, depending on the average closing price of the Company common stock, as defined.
     o 100,000 options with a three-year pro-rata vesting period and a six-year term.
     o 756,250 options with a five-year vesting period and a six-year term. The vesting provisions included accelerated three-year pro-rata vesting features in either 25%, 50%, or 100% increments, depending on attainment of certain financial goals in fiscal 2003, as defined. These goals were not attained.
     o All other options were granted with five-year pro-rata vesting period and a ten-year term.

     Option grants in 2001 included the following terms:

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

     Option Modifications

     As provided in a severance agreement during 2003, the Company extended the exercise period for 40,700 options up to four years beyond the exercise period provided for at issuance. The Company did not recognize any compensation expense in connection with this modification because the fair market value was less than the exercise price on the modification date.

     As provided in certain severance agreements during 2002, the Company extended the exercise period for 80,900 options up to one year beyond the exercise period provided for at issuance and accelerated vesting. The Company did not recognize any compensation expense in connection with these modifications because the fair market value was less than the exercise price on the modification date.

     As provided in certain severance agreements during 2001, the Company extended by three months the exercise period for 57,200 options beyond the exercise period provided for under the option plans discussed above. Compensation expense of $0.1 million was recorded for the fair market value in excess of the exercise price on the modification date. Also in 2001, the terms of 750,450 options were modified to provide for 100% vesting and the extension of the period provided to exercise; including 250,000 options until January 31, 2006 and 500,450 options

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  STOCK OPTION PLANS (continued)

until January 31, 2002. The Company did not recognize any compensation expense in connection with these modifications because the fair market value was less than the exercise price on the modification date.

     A summary of stock option activity is presented below.

                                            2003                    2002                   2001
                                    --------------------    -------------------   ---------------------
                                                Weighted               Weighted                Weighted
                                                Average                Average                 Average
                                                Exercise               Exercise                Exercise
                                       Shares     Price       Shares    Price        Shares     Price
                                     ---------  --------    ---------  --------   ----------   --------
Outstanding at beginning of period   4,528,650    $6.42     3,465,542    $6.88     2,980,110     $7.35
Granted                                312,583     3.29     2,234,311     5.87     2,104,576      6.42
Exercised                                    -        -      (551,352)    6.33      (163,125)     5.62
Forfeited                             (663,802)    6.93      (619,851)    7.07    (1,456,019)     7.32
                                     ---------    -----     ---------    -----    ----------     -----
Outstanding at end of period         4,177,431    $6.11     4,528,650    $6.42     3,465,542     $6.88
                                     =========    =====     =========    =====    ==========     =====

Exercisable at end of period         1,480,265    $7.38     1,365,852    $7.34     1,431,489     $7.03
                                     =========    =====     =========    =====     =========     =====

     Listed below is a summary of the stock options outstanding and exercisable at December 28, 2003.

     Outstanding
                                               Weighted         Weighted
            Exercise                           Average          Average
              Price                            Exercise         Remaining
              Range         Options             Price          Life-Years
         --------------    ---------          ---------        ----------
         $ 1.20 -  2.61      970,083            $2.17              5.4
         $ 3.07 -  5.75      826,650            $4.98              5.7
         $ 6.22 -  7.88    1,346,882            $7.05              6.9
         $ 8.18 - 13.25    1,033,816            $9.49              7.3
                           ---------
                           4,177,431

     Exercisable

           Exercise                            Average
              Price                            Exercise
              Range         Options             Price
         --------------    ---------          ---------
         $ 1.20 - 2.61        38,334            $2.43
         $ 3.07 - 5.75       405,500            $5.30
         $ 6.22 - 7.88       606,482            $7.04
         $ 8.18 -13.25       429,949           $10.26
                           ---------
                           1,480,265

     For purposes of the disclosure required under SFAS No. 148 and as included in Note 2, the fair value of each option was estimated on the grant date using the Black-Scholes option-pricing model. Based on the assumptions listed below, the weighted average fair value of options granted was $2.12 per option in 2003, $3.74 per option in 2002 and $2.95 per option in 2001.

                                         2003           2002           2001
                                       -------        --------      ----------
     Expected life in years               3.0            3.0            3.0
     Risk-free interest rate             2.22%          2.82%          4.41%
     Volatility                        101.73%         97.66%         61.85%
     Dividend yield                      0.00%          0.00%          0.00%

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  INCOME TAXES

     The sources of income (loss) before the provision (benefit) for income taxes are shown below.

                                                                    2003            2002             2001
                                                                ------------   ------------     ------------
                                                                                (thousands)
     United States                                                $(28,467)      $(30,609)          $(8,293)
     Foreign                                                           974          4,745             7,978
                                                                  --------       --------           -------
     Loss before provision  (benefit) for income taxes            $(27,493)      $(25,864)          $  (315)
                                                                  ========       ========           =======

     A reconciliation of the statutory federal income tax to income tax expense is shown below.

                                                                    2003            2002             2001
                                                                ------------    ------------     ------------
                                                                              (thousands)
     Statutory income taxes                                       $(9,623)       $ (9,052)          $  (110)
     State income taxes, net of federal benefit                      (876)         (1,089)             (135)
     Increase (decrease) in valuation allowance                       649         (75,371)            1,400
     Non-deductible amortization                                        -               -             1,391
     Deemed distributions of foreign earnings to U.S.               3,109               -                 -
     Alternative minimum tax                                            -            (200)              350
     Use of acquired tax benefits                                       -               -             1,550
     Foreign tax rate differential                                    (10)            192               142
     Impact of tax rate changes                                        85               -                 -
     Other, net                                                       662          (1,292)              709
                                                                  -------      ----------           -------
     Total                                                        $(6,004)       $(86,812)          $ 5,297
                                                                  =======        ========           =======

     The provision (benefit) for income taxes is summarized as follows:

                                                                    2003            2002             2001
                                                                ------------    ------------     ------------
     Current                                                                (thousands)
       Federal                                                    $     -        $  3,004           $   924
       State                                                           39             160               262
       Foreign                                                      1,286           2,423             2,594
                                                                  -------        --------           -------
         Total current                                              1,325           5,587             3,780
                                                                  -------        --------           -------

     Deferred
       Federal                                                     (6,562)        (14,577)              174
       State                                                         (915)         (1,779)             (397)
       Foreign                                                       (501)           (672)              340
                                                                  -------        --------           -------
         Total deferred                                            (7,978)        (17,028)              117
                                                                  -------        --------           -------

     Change in valuation allowance                                    649         (75,371)            1,400
                                                                  -------        --------           -------

     Total provision (benefit) for income taxes                   $(6,004)       $(86,812)          $ 5,297
                                                                  =======        ========           =======

     The tax effect of the temporary differences that give rise to deferred income tax assets and liabilities are listed below.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  INCOME TAXES (continued)

                                                                             December 28,          December 29,
                                                                                2003                  2002
                                                                             ------------          -----------
     Deferred income tax assets                                                         (thousands)
       Inventory basis differences                                             $  1,804             $    757
       Employee benefit accruals                                                 21,749               22,006
       Allowances and contingent liabilities                                      9,740               10,459
       Restructuring and plant closing accruals                                   3,704                8,786
       Intangible asset basis differences                                             -                4,901
       Other                                                                      7,201               12,329
       Net operating loss carryforwards                                          99,432               77,873
       Capital loss carryforwards                                                   394                  325
       Valuation allowance for deferred income tax assets                        (2,560)              (1,911)
                                                                               --------             --------
       Deferred income tax assets                                               141,464              135,525
                                                                               --------             --------

     Deferred income tax liabilities
       Basis difference in property, plant and equipment                        (13,538)             (12,953)
       Other                                                                     (4,673)              (6,084)
                                                                               --------             --------
       Deferred income tax liabilities                                          (18,211)             (19,037)
                                                                               --------             --------

     Net deferred income tax assets (liabilities)                              $123,253             $116,488
                                                                               ========             ========

     The effective tax benefit rate for 2003, included a $3.1 million provision that reduced the effective tax benefit rate. The $3.1 million of tax expense was related to the Foamex L.P. $240.0 Million Senior Secured Credit Facility and the collateral provisions that pledged the stock of Foamex Canada. This collateral pledge under the U.S. Internal Revenue Code resulted in a deemed distribution of accumulated earnings, as defined, of Foamex Canada. Because the Company will not be able to utilize any Canadian tax credits associated with the deemed distribution, the full amount of the distribution was subject to U.S. taxation and will result in a reduction in the amount of the U.S. net operating loss carryforwards available.

     During 2002, the Company determined that, based on the weight of available evidence including improved financial results for the rolling three years ended March 31, 2002, reduced NOL carryforward limitations based on an asset appraisal report received in the quarter ended June 30, 2002, increased projected future taxable income, and tax planning strategies initiated in 2002, it was more likely than not that substantially all of its net deferred tax assets would be realized in the future. Accordingly, the Company reversed a previously recorded valuation allowance of $99.3 million. The adjustment increased net income for 2002 by $77.3 million, and decreased goodwill by $12.4 million and other comprehensive loss by $9.6 million. The Company's actual results for 2002 were essentially similar to the results it projected when it reversed the valuation allowance.

     The 2001 income tax provision included an increase in the valuation allowance to reduce the Company's deferred tax assets. The valuation allowance was reduced to reflect the realization of Federal loss carryforwards that offset the current tax component of the Federal and Mexican tax provision. Additionally, the valuation allowance was reduced to offset the net deferred Federal tax liability generated. The valuation allowance has also been adjusted by $3.8 million in 2001 to give effect to the deferred tax assets resulting from the recognition of a minimum pension liability.

     The Company has net deferred income tax assets aggregating $123.3 million as of December 28, 2003 that primarily represent the benefit of future tax deductions and net operating loss carryforwards available to offset future taxable income in the U.S. In order to realize these assets, the Company must generate sufficient taxable income to offset its U.S. net operating loss carryforwards of approximately $267.3 million at December 28, 2003 expiring from 2010 to 2023. Approximately $111.5 million of the net operating loss carryforwards, related to $39.0 million of deferred tax assets, expire in the years 2010 to 2012 with the remainder principally expiring in the 2018-2023 period. The Company projects that it will have sufficient taxable income in the years 2005 to 2012 to utilize all of the expiring net operating loss carryforwards. The Company has had an ownership change as defined in IRC Section

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  INCOME TAXES (continued)

382  and   accordingly,   the  Company  is  limited  (on  an  annual  basis)  to
approximately $21.0 million of net operating loss carryforward utilization.

     At December 28, 2003, the Company had $3.4 million of net operating loss carryforwards in a Mexican subsidiary that expire in 2006 through 2013. A full valuation allowance has been recorded due to uncertainty regarding utilization of these net operating loss carryforwards.

     Cumulative undistributed earnings of foreign subsidiaries for which no U.S. income or foreign withholding taxes have been provided, amounted to $5.2 million at December 28, 2003 and $13.4 million at December 29, 2002, respectively. Such earnings are deemed to be permanently invested by the Company. As such, no deferred tax liability has been recognized with regard to the remittance of such earnings. Further, determination of the amount of unrecognized deferred tax liability with regard to such earnings is not practicable.

12.  STOCKHOLDERS' DEFICIENCY

Preferred Stock

     The Company has 5.0 million shares of preferred stock, par value of $1.00 per share, authorized for issuance. In 2000, 15,000 shares of Series B Preferred Stock were issued in exchange for 1,500,000 shares of common stock. Series B Preferred Stock is non-voting, non-redeemable and convertible into 100 shares of the Company's common stock. The conversion feature is only available if the conversion would not trigger a "change of control" event, as discussed in Note
1. The Series B Preferred Stock is noncumulative and would be entitled to dividends only if a dividend is declared on the Company's common stock. It ranks senior to any future preferred stock issued by the Company and is entitled to a liquidation preference of $100 per share. No other preferred shares have been issued.

Common Stock

     The Company has 50 million shares of common stock, par value $.01 per share, authorized. At December 28, 2003, there were 24.4 million shares issued and outstanding and 5.6 million shares of common stock reserved for potential issuance in connection with stock option plans, discussed in Note 10. Included in the Consolidated Statements of Stockholders' Deficiency is the portion of compensation for the Company's directors that is paid in common stock. There were no cash dividends paid by the Company on its common stock during the past three fiscal years. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and requirements, restrictions in financing agreements, business conditions and other factors. The Company is a holding company whose assets consist primarily of its wholly-owned subsidiary, Foamex L.P. Consequently, the Company's ability to pay dividends is dependent upon the earnings of Foamex L.P. and any future subsidiaries of the Company and the distribution of those earnings to the Company and loans or advances by Foamex L.P. and any such future subsidiaries to the Company. The ability of Foamex L.P. to make distributions is restricted by the terms of its financing agreements. Due to such restrictions, the Company is expected to have only limited access to the cash flow generated by Foamex L.P. for the foreseeable future.

Treasury Stock

     The Board of Directors has authorized the purchase of up to 3,000,000 million shares of the Company's common stock, however the $240.0 Million Senior Secured Credit Facility limits the Company's ability to purchase its common stock. As of December 28, 2003, 1,989,000 shares have been purchased under this program.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  STOCKHOLDERS' DEFICIENCY (continued)

Accumulated Other Comprehensive Loss

     The components of accumulated other comprehensive loss are listed below.

                                                      December 28,       December 29,      December 31,
                                                          2003               2002              2001
                                                      ------------       ------------      ------------
                                                                         (thousands)
     Foreign currency translation adjustment            $ (3,257)          $ (9,869)          $ (8,000)
     Minimum pension liability (a)                       (27,575)           (28,885)           (27,157)
                                                        --------           --------           --------
                                                        $(30,832)          $(38,754)          $(35,157)
                                                        ========           ========           ========

(a) Net of income tax benefit of $15.8 million and $16.5 million at December 28, 2003 and December 29, 2002, respectively.

13.  BUSINESS SEGMENTS

     The  reportable   business   segments  reflect  the  Company's   management
organization that is structured based on distinct product lines and customers.

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

     The "other" column in the table below represents certain manufacturing operations in Mexico City, corporate expenses not allocated to other business segments and restructuring, impairment and other charges (credits) (see Note 6). Asset and capital expenditure information by business segment is not reported because many of the Company's facilities produce products for multiple business segments.

     The accounting policies of the business segments are the same as described in Note 2. Business segment results include revenues and costs that are specifically identifiable and costs shared by business segments have been allocated based on utilization. At the end of 2003, the Company changed its measure of segment operating income to exclude allocation of corporate overhead, as management no longer evaluates the performance of segments using this allocation. Rather, the Company attempts to manage and control these costs independent of segment performance. Segment results for 2002 and 2001 have been adjusted to reflect this change for comparative purposes. Geographic sales are determined based on the location in which the sale originated.

     Sales to one customer, which are included in Automotive Products, accounted for approximately 16.3%, 17.3% and 15.7% of net sales in 2003, 2002 and 2001, respectively. No other customer accounted for more than 10.0% of net sales during the periods presented.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  BUSINESS SEGMENTS (continued)

     Business segment results are presented below.

                                                 Carpet
                                   Foam         Cushion       Automotive      Technical
                                 Products       Products       Products       Products       Other         Total
                                 --------       --------      ----------      ---------    ---------     ----------
2003                                                              (thousands)
Net sales                        $507,586       $208,855       $447,068       $117,450     $ 23,601      $1,304,560
Income (loss) from operations    $ 43,983       $  5,395       $ 33,399       $ 32,115     $(52,031)     $   62,861
Depreciation and amortization    $ 11,002       $  3,275       $  2,815       $  2,931     $  6,022      $   26,045

2002
Net sales                        $471,005       $234,001       $466,718       $124,124     $ 32,246      $1,328,094
Income (loss) from operations    $ 45,466       $  1,239       $ 34,146       $ 35,185     $(71,877)     $   44,159
Depreciation and amortization    $ 13,632       $  5,904       $  3,721       $  2,815     $  5,520      $   31,592

2001
Net sales                        $499,668       $230,965       $377,753       $111,043     $ 33,475      $1,252,904
Income (loss) from operations    $ 81,144       $  7,422       $ 27,040       $ 32,692     $(86,387)     $   61,911
Depreciation and amortization    $ 11,018       $  5,390       $  4,150       $  2,670     $ 10,760      $   33,988

     Geographical information is presented below.

                                                        United
                                                        States        Canada           Mexico      Consolidated
                                                       --------      --------         --------     ------------
2003                                                                         (thousands)
Net sales                                              $989,075       $67,542          $247,943     $1,304,560
Property, plant and equipment, net                     $142,602       $ 5,003          $ 15,245     $  162,850

2002
Net sales                                              $981,927       $66,940          $279,227     $1,328,094
Property, plant and equipment, net                     $157,007       $ 3,898          $ 21,133     $  182,038

2001
Net sales                                              $966,614       $65,179          $221,111     $1,252,904
Property, plant and equipment, net                     $172,456       $ 4,006          $ 24,335     $  200,797

14.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                           2003           2002             2001
                                                                        --------       --------          -------
                                                                                     (thousands)
Cash paid for interest                                                   $72,785        $56,583          $63,593
                                                                         =======        =======          =======

Cash paid for income taxes, net                                          $ 2,349        $ 2,222          $ 1,990
                                                                         =======        =======          =======

Non cash - capital leases                                                $     -        $     -          $   299
                                                                         =======        =======          =======

Non cash - debt exchanged for increased ownership
  in joint venture                                                       $     -        $     -          $ 1,069
                                                                         =======        =======          =======

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  RELATED PARTY TRANSACTIONS AND BALANCES

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

     The Trace notes are included in the other component of stockholders' deficiency. Based on Trace's bankruptcy filing and financial condition, it is not probable that Trace will be able to pay the aggregate amount of $9.2 million. Upon conclusion of the Trace bankruptcy proceedings, the Company will charge the uncollected portion of the Trace notes to accumulated deficit. The Company has not recorded any interest income on these notes since the Trace bankruptcy.

Trace Accounts Receivable

     At December 28, 2003 and December 29, 2002, operating accounts receivable from Trace were approximately $3.4 million. These accounts receivable were fully reserved for prior to 2001.

Foam Funding LLC Debt

     Subsidiaries of the Company paid interest on notes payable to Foam Funding LLC of $0.7 million and $2.8 million in 2002 and 2001, respectively. Subsidiaries of the Company paid principal on notes payable to Foam Funding LLC of $31.6 million and $15.8 million in 2002 and 2001, respectively. This debt was fully repaid in 2002 (see Note 8).

Other

     In 2002, pursuant to the terms of an existing agreement, the Company acquired the 5.0% stock interest in Foamex de Mexico S.A. de C.V. ("Foamex de Mexico") which had been held by the general director of Foamex de Mexico for $1.0 million.

     In 2001, two members of the board of directors provided consulting services to the Company for which fees paid were $0.2 million. Also in 2001, one of these directors received a loan of $0.2 million from the Company's joint venture in Asia. The loan was evidenced by a 20-year non-recourse promissory note bearing interest at 4.0% per annum secured by the director's 5.0% interest in the value of the Company's equity interest in the joint venture in Asia. The Company also maintains an apartment used by this director. Rent expense for this facility was $0.2 million in 2003, 2002 and 2001.

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


15.  RELATED PARTY TRANSACTIONS AND BALANCES (continued)

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

     During 2002, a member of the Board of Directors became an officer of the Company at an annual salary of at least $0.4 million plus a target annual bonus of 75.0% of base salary of which 80.0% was guaranteed in any given year. Additionally under the employment agreement, the director had the right to terminate employment and receive termination benefits under certain conditions, including the Company's failure to purchase a business owned by the director. Since the Company did not enter into a definitive agreement to purchase the business by October 31, 2002, the director had the option to terminate the employment agreement within 90 days and exercised the termination option in January 2003. This director did not stand for reelection at the Company's annual shareholder meeting held on May 23, 2003. During 2002, the Company paid $0.5 million to the director's business for consulting services.

     Also during 2002, the Company entered into an agreement with a member of the Board of Directors to provide consulting services in connection with potential strategic business opportunities in Asia at an annual cost of $0.2 million. The Company also paid $0.5 million in 2002 for legal services to a law firm in which another director was a partner. That director resigned from the Board in late 2002.

16.  COMMITMENTS AND CONTINGENCIES

Operating Leases

     The Company is obligated under various noncancelable lease agreements for rental of facilities, vehicles and other equipment. Many of the leases contain renewal options with varying terms and escalation clauses that provide for increased rentals based upon increases in the Consumer Price Index, real estate taxes and lessors' operating expenses. Total minimum rental commitments required under operating leases at December 28, 2003 are (thousands):

       2004                                              $14,076
       2005                                               10,191
       2006                                                6,472
       2007                                                4,930
       2008                                                3,321
       Balance                                             5,925
                                                         -------
       Total                                             $44,915
                                                         =======

     Rental expense charged to operations under operating leases approximated $18.8 million, $23.4 million and $20.2 million in 2003, 2002 and 2001, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.

Contractual Commitments

     The Company has entered into contracts for information technology services and certain raw materials that have minimum purchase commitments estimated at $105.2 million in 2004, $57.1 million in 2005, $66.4 million in 2006, $63.4 million in 2007 and $59.5 million for each of the years 2008, 2009 and 2010.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  COMMITMENTS AND CONTINGENCIES (continued)

Litigation

     The Company is party to various lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on the Company's financial position or results of operations. If management's assessment of the Company's liability relating to these actions is incorrect, these actions could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

     As of December 28, 2003, the Company had accrued approximately $1.1 million for litigation, claims and other legal matters in addition to the environmental matters discussed below.

Environmental and Health and Safety

     The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, are from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of December 28, 2003, the Company had accruals of approximately $2.5 million for environmental matters, including approximately $2.3 million related to remediating and monitoring soil and groundwater contamination and approximately $0.2 million related to sites where it has been designated as a Potentially Responsible Party, or "PRP", by the EPA or a state authority, and other matters. Additional losses, if any, in excess of amounts currently accrued, cannot be reasonably estimated at this time. If there are additional matters or if our current estimates are incorrect, there could be a material adverse effect on the Company's financial position, results of operations and cash flows.

     On August 31, 2002, Environment Canada, the Canadian environmental regulatory agency, finalized a rule which would require flexible polyurethane foam manufacturing operations to reduce methylene chloride (dichloromethane) air emissions. The rule establishes a 50.0% reduction in methylene chloride emissions by December 1, 2004 and 100.0% reductions by January 1, 2007. This standard will not require the Company to make material expenditures for its Canadian plants.

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

     The Comprehensive Environmental Response, Compensation and Liability Act, or "CERCLA," and comparable state laws impose liability without fault for the costs of cleaning up contaminated sites on certain classes of persons that contributed to the release of hazardous substances into the environment at those sites, for example, by generating wastes containing hazardous substances which were disposed at such sites. The Company is currently designated as a PRP by the EPA or by state environmental agencies or other PRPs, pursuant to CERCLA or analogous state statutes, with respect to 11 sites. Estimates of total cleanup costs and fractional allocations of liability are often provided by the EPA, the state environmental agency or the committee of PRPs with respect to the specified site. Based on these estimates (to the extent available) and on known information, in each case and in the aggregate, the Company does not expect additional costs, if any, to be material to liquidity, results of operations or financial position.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  COMMITMENTS AND CONTINGENCIES (continued)

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

17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     At the end of 2003, the Company changed its measure of segment operating income to exclude an allocation of corporate overhead as its management no longer evaluates the performance of segments using the allocation. Adjusted segment operating income for the quarters of 2003 and 2002 is shown below.

                                                             First      Second       Third       Fourth
                                                            Quarter     Quarter      Quarter     Quarter
                                                            -------     -------      -------     -------
                                                               (thousands, except per share amounts)
     2003
       Net sales                                           $328,151     $337,637     $323,542    $315,230
       Gross profit                                        $ 30,537     $ 38,674     $ 37,346    $ 37,133
       Net income (loss)                                   $(10,422)    $  3,445     $(10,999)   $ (3,513)

       Earnings (loss) per share
         Basic                                             $  (0.43)    $   0.14     $  (0.45)   $  (0.14)
         Diluted                                           $  (0.43)    $   0.13     $  (0.45)   $  (0.14)

       Income (loss) from operations:
         Foam Products                                     $  6,937     $ 10,929     $ 14,659    $ 11,458
         Carpet Cushion Products                               (616)       1,620        1,771       2,620
         Automotive Products                                  9,437        9,423        7,564       6,975
         Technical Products                                   8,932        9,794        6,182       7,207
         Other                                              (15,052)     (10,856)     (12,538)    (13,585)
                                                           --------      -------     --------    --------
            Total                                          $  9,638     $ 20,910     $ 17,638    $ 14,675
                                                           ========     ========     ========    ========

     2002
       Net sales                                           $314,062     $345,898     $340,823    $327,311
       Gross profit                                        $ 37,678     $ 46,947     $ 30,814    $ 28,263
       Income (loss) before cumulative effect
        of accounting changes                              $  3,133     $ 81,445     $ (7,242)   $(16,388)
       Net income (loss)                                   $(67,514)    $ 81,445     $ (7,242)   $(16,388)

       Earnings (loss) per share Basic:
            Income (loss) before cumulative
              effect of accounting changes                 $   0.13     $   3.35     $  (0.30)   $  (0.67)
            Net income (loss)                              $  (2.80)    $   3.35     $  (0.30)   $  (0.67)
         Diluted:
            Income (loss) before cumulative
              effect of accounting changes                 $   0.12     $   3.04     $  (0.30)   $  (0.67)
            Net income (loss)                              $  (2.56)    $   3.04     $  (0.30)   $  (0.67)

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.  QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

                                                             First      Second       Third       Fourth
                                                            Quarter     Quarter      Quarter     Quarter
                                                            -------     -------      -------     -------
                                                               (thousands, except per share amounts)
       Income (loss) from operations:
         Foam Products                                     $ 13,682     $ 18,462     $  5,091    $  8,231
         Carpet Cushion Products                             (1,217)       1,380          474         602
         Automotive Products                                  9,865       10,730        7,331       6,220
         Technical Products                                   8,284       10,421        8,250       8,230
         Other                                               (9,081)     (15,842)     (16,432)    (30,522)
                                                           --------     --------     --------    --------
            Total                                          $ 21,533     $ 25,151     $  4,714    $ (7,239)
                                                           ========     ========     ========    ========

18.  SUBSEQUENT EVENT

     Effective February 10, 2004, the Company's Chairman resigned his position by mutual agreement with the Company's Board of Directors.

     In connection with this resignation, the Company entered into a separation agreement with the former Chairman and will record a one-time charge of approximately $1.4 million in the first quarter of 2004 for amounts payable under this agreement, none of which relate to past service rendered by the former Chairman. Additionally, the Company will record the reversal of approximately $1.4 million reflected on the balance sheet as of December 28, 2003 related to various retirement provisions contained in an employment agreement with the Company that are no longer payable to the former Chairman under the terms of the separation agreement.

                   FOAMEX ASIA COMPANY LIMITED AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (unaudited)
                             AS AT DECEMBER 31, 2003
                                (Amounts in BAHT)

ASSETS
CURRENT ASSETS
   Cash and deposits at financial institutions                                               139,702,650
   Current investment - fixed deposits                                                        13,520,374
   Accounts receivable - net (Note 5)                                                        359,005,764
   Inventories - net (Note 6)                                                                326,576,773
   Accounts receivable from Revenue Department                                                31,629,984
   Other current assets                                                                       21,791,991
                                                                                           -------------
     Total Current Assets                                                                    892,227,536

NON-CURRENT ASSETS
   Loans to employee and directors (Note 8)                                                   31,137,862
   Plant and Equipment - net (Note 9)                                                        417,638,273
   Intangible assets - net (Note 10)                                                          22,192,528
   Deposits at financial institutions used as collateral (Note 4)                             16,232,488
   Other non-current assets                                                                    7,053,002
                                                                                           -------------
     Total Non-Current Assets                                                                494,254,153
                                                                                           -------------

TOTAL ASSETS                                                                               1,386,481,689
                                                                                           =============



Notes to the financial statements form an integral part of these statements

                   FOAMEX ASIA COMPANY LIMITED AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (unaudited)
                             AS AT DECEMBER 31, 2003
                                (Amounts in BAHT)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Short-term borrowings from financial institutions (Note 11)                              139,248,766
   Accounts payable                                                                         132,852,183
   Payable for purchases of fixed assets                                                      6,733,181
   Amounts due to related companies                                                         178,763,377
   Accrued expenses                                                                         117,386,258
   Current portion of long-term borrowings from financial institutions (Note 12)             37,500,000
   Current portion of finance leases                                                          2,166,482
   Other current liabilities                                                                  5,672,804
                                                                                          -------------
     Total Current Liabilities                                                              620,323,051

NON-CURRENT LIABILITIES
   Loans from shareholders (Note 13)                                                        262,400,487
   Long-term borrowings from financial institutions (Note 12)                               105,400,000
   Long-term portion of finance leases                                                          713,189
                                                                                          -------------
     Total Non-Current Liabilities                                                          368,513,676
                                                                                          -------------
TOTAL LIABILITIES                                                                           988,836,727
                                                                                          -------------

SHAREHOLDERS' EQUITY
SHARE CAPITAL
   Authorized share capital
     10,500,000 ordinary shares of Baht 10 each                                             105,000,000
                                                                                          =============

   Issued and paid-up share capital
     10,500,000 ordinary shares of Baht 10 each, fully paid                                 105,000,000

ADDITIONAL PAID IN CAPITAL
   Premium on ordinary shares                                                                18,990,504
CURRENCY TRANSLATION DIFFERENCES                                                             (2,018,051)
RETAINED EARNINGS
   Appropriated                                                                              10,500,000
   Unappropriated                                                                           265,172,509
                                                                                          -------------
   Total Shareholders' Equity                                                               397,644,962
                                                                                          -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                1,386,481,689
                                                                                          =============

Notes to the financial statements form an integral part of these statements

                   FOAMEX ASIA COMPANY LIMITED AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF INCOME (unaudited)
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                (Amounts in BAHT)

REVENUES
   Revenues from sales                                                               1,554,399,572
   Gain on exchange rate                                                                11,304,673
   Other revenue                                                                         3,371,679
                                                                                     -------------
     Total Revenues                                                                  1,569,075,924
                                                                                     -------------

EXPENSES
   Cost of sales                                                                     1,104,937,206
   Selling and administrative expenses                                                 371,533,090
                                                                                     -------------
     Total Expenses                                                                  1,476,470,296

INCOME BEFORE INTEREST AND INCOME TAX EXPENSES                                          92,605,628
INTEREST EXPENSE                                                                        19,498,687
INCOME TAX EXPENSE                                                                      21,678,574
                                                                                     -------------
INCOME FROM ORDINARY ACTIVITIES                                                         51,428,367

EXTRAORDINARY GAIN - NET OF TAX (Note 7)                                                16,997,355
                                                                                     -------------

NET INCOME                                                                              68,425,722
                                                                                     =============

EARNINGS PER SHARE
   Income from ordinary activities                                                             4.90
   Extraordinary item - net (Note 7)                                                           1.62
                                                                                     --------------
   Net income                                                                                  6.52
                                                                                     ==============

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES                                              10,500,000
                                                                                     =============


Notes to the financial statements form an integral part of these statements

                   FOAMEX ASIA COMPANY LIMITED AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (unaudited)
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                (Amounts in BAHT)

                                      Issue and      Premium                                      Currency
                                      paid-up        on share          Retained earnings         translation
                                    share capital    capital      Appropriated   Unappropriated   difference        Total
                                    -------------   ----------    ------------   --------------  ------------   -----------

Beginning balance, January 1, 2003  105,000,000     18,990,504              -     212,496,787     14,848,617    351,335,908
Dividend payment (Note 15)                    -              -              -      (5,250,000)             -     (5,250,000)
Increase during the year                      -              -     10,500,000               -              -     10,500,000
Decrease during the year                      -              -              -     (10,500,000)   (16,866,668)   (27,366,668)
Net income                                    -              -              -      68,425,722              -     68,425,722
                                    -----------     ----------     ----------    ------------    -----------    -----------
Ending balance, December 31, 2003   105,000,000     18,990,504     10,500,000     265,172,509     (2,018,051)   397,644,962
                                    ===========     ==========     ==========     ===========    ===========    ===========




Notes to the financial statements form an integral part of these statements

                   FOAMEX ASIA COMPANY LIMITED AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                (Amounts in BAHT)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                   68,425,722
Reconciliation of net income to net cash used in operating activities
   Depreciation and amortization                                                             36,109,905
   Allowance for doubtful accounts                                                              596,772
   Provision for obsolete stock                                                                 609,976
   Unrealized (gain) loss on exchange rate - net                                            (21,672,505)
   Unpaid interest to shareholder                                                            11,290,147
   Loss on disposal of fixed assets                                                             129,731
                                                                                           ------------
Operating income before change in operating assets and liabilities                           95,489,748

Operating assets (increase) decrease
   Accounts receivable                                                                       39,353,979
   Amounts due from subsidiary and related companies                                          9,127,728
   Inventories                                                                             (123,413,811)
   Receivable from insurance claim                                                           86,924,106
   Accounts receivable from revenue department                                               (9,930,973)
   Deposits pledged as collateral and guarantee                                              (2,725,941)
   Other current assets                                                                      20,321,524
   Other non-current assets                                                                  (1,489,167)

Operating liabilities increase (decrease)
   Accounts payable                                                                         (42,958,477)
   Amounts due to subsidiary and related companies                                           99,281,204
   Accrued expenses                                                                          37,172,859
   Other current liabilities                                                                    519,795
                                                                                           ------------

     Net cash provided by operating activities                                              207,672,574

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of plant and equipment                                                        (243,876,637)
   Proceeds from disposal of plant and equipment                                              3,238,436
   Increase in purchase price of acquired business                                           (9,663,650)
   Increase in loss on translation of financial statements of foreign subsidiary            (16,866,668)
   Increase in loan to subsidiary
   Decrease in loans to employee and directors                                                1,776,676
                                                                                           ------------

     Net cash used in investing activities                                                 (265,391,843)
                                                                                           ============

                   FOAMEX ASIA COMPANY LIMITED AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF CASH FLOWS (continued) (unaudited)
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                (Amounts in BAHT)

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in bank overdrafts and loan from bank                                            21,732,333
   Increase in long-term borrowings from financial institutions                              80,900,000
   Dividends paid                                                                            (5,250,000)
   Cash payment for finance leases                                                           (4,559,414)
                                                                                           ------------
     Net cash provided by financing activities                                               92,822,919
                                                                                           ------------

Net increase (decrease) in cash and deposits at financial institutions                       35,103,650
Cash and deposits at financial institutions at January 1,                                   118,119,374
                                                                                           ------------
Cash and deposits at financial institutions at December 31,                                 153,223,024
                                                                                           ============

Notes to the financial statements form an integral part of these statements

FOAMEX ASIA COMPANY LIMITED AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2003 (unaudited)

1.   COMPANY'S   OPERATIONS  AND  BASIS  FOR  PREPARATION  OF  THE  CONSOLIDATED
     FINANCIAL STATEMENTS

     Foamex Asia Company Limited was registered in the Kingdom of Thailand on June 5, 1997 with its head office located at 175 Sathorn City Tower, 20th Floor, South Sathorn Road, Sathorn, Bangkok 10120. The Company's plants are located at 665 Moo 2, Bangpoo, Mung Samutprakarn, Samutprakarn 10280, 133 Moo 1, Banpo, Bangpain, Ayuthaya 13160 and 259 Moo 3, Toongsukla, Sriracha, Chonburi 20230. The major shareholder of the Company is Foamex Asia, Inc., a company incorporated in the United States of America. The Company's and the subsidiaries' principal objectives are to fabricate technical foam, films and adhesives.

     As at December 31, 2003, the Company had a total of 416 staff persons. The staff costs for the year ended December 31, 2003 was Baht 167 million.

     1.1 The Company prepares its statutory financial statements in Thai Baht in conformity with accounting and practices generally accepted in Thailand.

     1.2 The consolidated financial statements include the accounts of Foamex Asia, LLC, the Company's branch incorporated in the United States of America, Foamex Asia Phils., Inc., a subsidiary incorporated in the Philippines, with its head office located at Unit 903, Alpap Building II, Trade Street Cor, Investment Drive, Madrigal Business Park, Ayala Alabang, Muntinlupa City, Philippines, and Foamtec (Singapore) Pte. Ltd., a subsidiary incorporated in the Republic of Singapore, with its head office located at 6 Sungei Kadut Crescent, Singapore 728689, and its indirectly owned subsidiaries. The Company has direct and indirect ownership percentages as follows:


       Subsidiaries                                                                            % of Shareholding
         Directly owned:
           Foamtec (Singapore) Pte. Ltd.                                                                99.99
           Foamex Asia Phils., Inc.                                                                     99.99
         Indirectly owned:
           Foamex (Malaysia) Sdn. Bhd.                                                                  99.99
           Foamex Asia (Wuxi) Co., Ltd.                                                                 99.99
           Foamex Asia Manufacturing (Wuxi) Co., Ltd.                                                   99.99

          As at December 31, 2003, the Company's subsidiaries, both directly and indirectly owned, had a total of 211 staff persons. The staff costs for the year ended December 31, 2003 was Baht 122 million.

          The major intercompany transactions between the Company and its subsidiaries included in the consolidated financial statements have been eliminated.

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

          b. All non-monetary items, which are carried in terms of historical cost, are translated using the rate announced by the Bank of Thailand as of the transaction date.

          The functional currency of Foamex Asia, LLC is the U.S. Dollar. Net exchange gain or loss from translation is recognized as income and expense in the statements of income.

          The financial statements of Foamtec (Singapore) Pte. Ltd. and its subsidiaries have been prepared in Singapore Dollars and the financial statements of Foamex Asia Phils., Inc. has been prepared in Peso. For consolidation purposes, these financial statements have been translated into Thai Baht as follows:

          a. All assets and liabilities using the rates announced by the Bank of Thailand at the balance sheet date.

          b. Revenues and expenses using the average exchange rates for the year as announced by the Bank of Thailand.

          The functional currencies of Foamex Asia Phils., Inc., and Foamtec (Singapore) Pte. Ltd. and its subsidiaries are the applicable local currencies. Net exchange gain or loss from translation is presented as "Currency Translation Differences" under "Shareholders' Equity" in the balance sheet.

     1.3 The financial statements are presented in accordance with the Notification of the Department of Commercial Registration (currently the Department of Business Development) dated September 14, 2001, regarding "The Brief Particulars in the financial statements B.E. 2544".

     1.4 In December 2001, the Institute of Certified Accountants and Auditors of Thailand issued an Announcement re: Exemption of Accounting Standards for Non-public Limited Companies which was subsequently approved by the Board of Supervision of Auditing Practices in 2002. Accordingly, the Company has elected to be exempted from Accounting Standards No. 47 "Related Party Disclosures" and No. 48 "Financial
          Instruments: Disclosure and Presentation".

2.   SIGNIFICANT ACCOUNTING POLICIES

     2.1  Cash and deposit at financial institutions

          Cash and deposit at financial institutions consist of cash in hand, deposit at banks and financial institutions with original maturities of three months or less.

     2.2  Allowance for doubtful accounts

          An allowance for doubtful accounts is provided at the estimated collection losses on receivables, based on the Company's collection experience together with a review of the current financial position of each existing receivable.

     2.3  Inventories

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

     2.4  Plant and equipment

          Plant and equipment are stated at cost less accumulated depreciation.

          Depreciation is calculated by the straight-line method, based on the estimated useful lives of the assets as follows:


                Leasehold improvements                   5-10  Years
                Building                                 Lease period (15 years)
                Machinery and equipment                  3-20  Years
                Vehicles                                    5  Years
                Furniture and office equipment            3-5  Years

          No depreciation is provided for land, machinery under installation and construction in progress.

          Borrowing costs incurred during the period of construction and installation are capitalized as part of the plant under construction and machinery under installation until its completion. Borrowing cost subsequently incurred is recognized as expense for the period.

     2.5  Impairment of assets

          The Company reviews the impairment of assets for plant and equipment, investment in subsidiaries and other assets whenever events indicate that the carrying value of an asset exceeds its recoverable amount. In case that the carrying value of an asset exceeds its recoverable amount, the Company recognizes the impairment loss in the statement of income.

     2.6  Goodwill

          Goodwill, presented as an intangible asset in the financial statements, is the excess of consideration paid for an investment in a branch over the net assets acquired and amortization of the goodwill is recognized as expense in the statement of income within 10 years, by the straight-line method.

     2.7  Foreign currency transactions

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

     2.8  Recognition of revenues

          Sales are recognized upon delivery of goods to the customers. Other income is recognized on the accrual basis of accounting.

     2.9  Income tax

          Income tax expense is calculated from taxable income and recorded based on tax paid and accrued for the year.

          The consolidated financial statements included the unaudited financial statements of subsidiaries. A subsidiary records its income tax by the deferred income tax method, which is different from the accounting method used by the Company. The Company, therefore, adjusts the accounting for income tax of such subsidiary to be the same with the Company's accounting method.

     2.10 Earnings per share

          Basic earnings per share are calculated by dividing net income by the weighted average number of ordinary shares outstanding during the year. In case of a capital increase, the number of shares is weighted according to time of registration of such increase.

          As at December 31, 2003, the Company did not have any ordinary share equivalents outstanding which would have had a dilutive effect on earnings per share.

     2.11 Use of accounting estimates
          Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities. Actual results may differ from those estimates.

3.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     3.1 Cash paid for the year ended December 31, 2003, for interest and income tax are as follows:

                                                   (Baht)
          Interest                              9,856,315
          Income tax                           47,144,312

4.   DEPOSITS AT FINANCIAL INSTITUTIONS

     As at December 31, 2003, deposits at financial institutions of Baht 15.9 million are used as collateral for trust receipts of USD 106,920 (Note 11), letters of guarantee of Baht 7.3 million and letter of credit of USD 11,500 (Note 16.2).

     In addition, as at December 31, 2003, deposits at financial institutions of a subsidiary of Peso 956,133 is used as collateral for short-term loan from bank.

5.   ACCOUNTS RECEIVABLE - NET

     Accounts receivable - net as at December 31, 2003, consist of the following:

                                                                    (Baht)
     Accounts receivable                                        362,077,165
     Less Allowance for doubtful accounts                        (3,071,401)
     ----                                                       -----------
                                                                359,005,764
                                                                ===========

6.   INVENTORIES - NET

     Inventories - net as at December 31, 2003, consist of the following:

                                                                    (Baht)
     Finished goods                                              104,528,008
     Work in process                                              22,524,827
     Raw materials                                               128,957,246
     Goods in transit                                             78,737,939
                                                                ------------
                                                                 334,748,020
     Less  Provision for obsolete stock                           (8,171,247)
     ----                                                        -----------
                                                                 326,576,773
                                                                 ===========

7.   RECEIVABLE FROM INSURANCE CLAIM

     On July 14, 2002, the Company's fabrication and contamination control specialty foam factory in Samutprakarn, Thailand was destroyed by fire. All of the Company's inventory and most of the machinery and equipment maintained in the factory were lost. The carrying value of the inventory and the net book value of the machinery and equipment at the date of the fire were Baht 84.0 million and Baht 65.1 million, respectively. The Company filed a claim with their insurance carrier for the inventory and machinery and equipment in the amount of Baht 70.0 million and Baht 107.8 million, respectively. The Company recorded an extraordinary loss in 2002 of Baht 9.8 million, net of taxes of Baht 4.2 million, for the underinsured inventory and an additional Baht 1.2 million, net of taxes of Baht 0.5 million, for other fire related expenses. On December 27, 2002, the Company received an interim payment from their insurance carrier in the amount of Baht 50 million.

     In February 2003, total amount of Baht 52.2 million was received and the final amount of Baht 67.2 million was subsequently received on May 14, 2003. As a result, the Company recorded extraordinary gain in 2003 of Baht
     17.0 million, net of taxes of Baht 7.3 million.

8.   LOANS TO EMPLOYEE AND DIRECTORS

     Loans to employee and directors as at December 31, 2003, consist of the following:

                                                                    (Baht)
     Loan to employee                                             1,625,127
     Loans to directors                                          30,008,142
                                                                 ----------
                                                                 31,633,269
     Less Current portion of loan to employee                      (495,407)
     ----                                                        ----------
                                                                 31,137,862
                                                                 ==========

     As at December 31, 2003, the loan to employee represented an interest-free Thai Baht denominated loan, which is guaranteed by another person. The loan is repayable in monthly installments beginning January 2003 and matures in December 2006.

     As at December 31, 2003, the loans to directors represented foreign currency denominated loans totaling US$ 700,000. These loans are secured by a grant of a security interest of the director's percentage right in a major shareholder's interest in the Company as specified in the loan agreement, carry interest at a rate of 4% per annum and are due in December 2021.

9.   PROPERTY, PLANT AND EQUIPMENT - NET

     Property, plant and equipment - net as at December 31, 2003, consist of the following:

                                    Balance as at                                          Currency        Balance as at
                                    December 31,                                          translation      December 31,
                                        2002       Additions    Disposals   Transfers     differences          2003
                                        Baht         Baht         Baht         Baht           Baht             Baht
Cost:
   Leasehold improvement             9,171,795    11,955,965            -    7,549,923      (533,681)       28,144,002
   Building                                  -    30,901,962            -   51,771,031             -        82,672,993
   Machinery and equipment         146,743,093   170,140,677   (3,435,358)  15,670,183    (5,462,076)      323,656,519
   Vehicles                         31,200,590       975,522            -      110,990      (241,339)       32,045,763
   Furniture and office
     equipment                      25,671,067    17,267,324   (1,140,895)     (43,859)   (1,233,480)       40,520,157
   Construction in progress and
     machinery under installation   76,342,268       292,086            -  (75,058,268)            -         1,576,086
                                   -----------   -----------   ----------  -----------    ----------       -----------
                                   289,128,813   231,533,536   (4,576,253)           -    (7,470,576)      508,615,520
                                   -----------   -----------   ----------  -----------    ----------       -----------


Accumulated depreciation:
   Leasehold improvement           (2,470,480)    (3,268,548)           -            -       165,521        (5,573,507)
   Building                                 -     (1,842,211)           -            -             -        (1,842,211)
   Machinery and equipment        (30,437,521)   (19,646,213)     369,661            -     1,777,953       (47,936,120)
   Vehicles                       (15,968,683)    (4,358,634)           -            -       113,918       (20,213,399)
   Furniture and office
     equipment                    (11,242,516)    (5,627,756)     838,424            -       619,839       (15,412,009)
                                  -----------    -----------   ----------  -----------    ----------       -----------
                                  (60,119,200)   (34,743,362)   1,208,085            -     2,677,231       (90,977,247)
                                  -----------    -----------   ----------  -----------    ----------       -----------

Plant and equipment - net         229,009,613                                                              417,638,273
                                  ===========                                                              ===========

Depreciation for the year
   Ended December 31, 2003                                                                                  34,743,362
                                                                                                           ===========

10.  INTANGIBLE ASSETS - NET

     Intangible assets - net as at December 31, 2003, consist of the following:

                                      Balance as at                          Currency              Balance as at
                                      December 31,                           translation           December 31,
                                          2002          Additions            differences               2003
                                          Baht            Baht                  Baht                   Baht
     Goodwill
         Cost                          14,241,648      11,248,988            (1,610,395)            23,880,241
         Accumulated                     (346,231)     (1,366,544)               25,062             (1,687,713)
                                       ----------      ----------            ----------             ----------
                                       13,895,417       9,882,444            (1,585,333)            22,192,528
                                       ==========      ==========            ==========             ==========

     Amortization for the year ended December 31, 2003               1,366,544
                                                                     =========

     On April 26, 2000, the Company entered into an Asset Purchase Agreement ("Agreement") with Wilshire Technologies, Inc. ("Wilshire") to acquire their contamination control division, which later became the Company's branch. As per the Agreement, the Company is required to make quarterly payments to Wilshire equal to a percentage of sales on applicable contamination control products ("covered products") sold by the Company until June 30, 2003 or when the total of all payments made equals US$ 2.5 million, whichever occurs first. As at December 31, 2003, the goodwill related to this transaction resulted from purchase price contingencies now being realized through the sales of the covered products.

11.  SHORT-TERM BORROWINGS FROM FINANCIAL INSTITUTIONS

     Short-term borrowings from financial institutions as at December 31, 2003, consist of the following:

                                                                   Baht
     Loans from financial institution                         135,000,000
     Trust receipts                                             4,248,766
                                                              -----------
                                                              139,248,766

     As at December 31, 2003, short-term Thai Baht denominated loans from a financial institution of Baht 135 million, carrying interest at current money market rates and was repayable within one year from the balance sheet date.

     As at December 31, 2003, trust receipts of USD 106,920 from a financial institution, carrying interest at fixed rate of 5.75% per annum, were guaranteed by deposits at that financial institution (Note 4).

12.  LONG-TERM BORROWINGS FROM FINANCIAL INSTITUTIONS

     Long-term borrowings from financial institutions as at December 31, 2003, consist of the following:

                                                                     Baht
     Loans from financial institutions                          142,900,000
     Less current portion of long-term borrowings               (37,500,000)
                                                                -----------
                                                                105,400,000

     On May 16, 2002, the Company entered into a credit facility with a financial institution. The credit facility ("Credit Facility") provides for borrowings in the aggregate amount of Baht 300 million and is composed of:
     (i) a Baht 150 million term loan and non-revolving letter of credit/trust receipts facility (the "Term Loan Facility") and (ii) a Baht 150 million revolving working capital facility (the "Revolving Facility"), both maturing on August 30, 2007 (see Note 14). The Term Loan Facility is to be repaid in eight equal semi-annual installments with the first repayment to be made in February 2004. Interest is due and payable every three-calendar months beginning on November 30, 2002.

     The interest for the term loan portion of the Term Loan Facility is 6.375% per annum in relation to the first two years after August 30, 2002, and then the higher of (i) the financial institution's minimum lending rate
     (MLR) minus 1.25%, or (ii) another local commercial bank's MLR minus 0.5% per annum, for the remainder of the loan. The Company shall pay a commercial letter of credit opening fee at a rate of 1/12% per quarter and interest on the trust receipts under the Term Loan Facility at the rate of 6.375% per annum. The interest for the Revolving Facility is at the money market rate on each relevant maturity date.

     The Company is required to pay a commitment fee at the rate of 0.25% per annum on the daily undrawn balance of the Term Loan calculated from the first anniversary date of the agreement, May 16, 2002, up to and including the last day of the Availability Period, which ends on the earlier of (i) November 16, 2003 or (ii) the date on which the Term Loan Facility is fully drawn, cancelled or terminated under the provisions of the agreement.

     The collateral required for the Credit Facility is the assignment of the land leasehold right; mortgage of the newly-constructed factory, office building and machinery; pledge of inventory and receivables and the assignment of construction and operational insurance proceeds to the financial institution as beneficiary. The Company is also required to meet various debt covenants, including maintaining certain financial ratios.

13.  LOANS FROM SHAREHOLDERS

     Loans from shareholders as at December 31, 2003, consist of the following:

                                                        Baht
     Loans from shareholders                       238,426,800
     Accrued interest on loans                      23,973,687
                                                  ------------
                                                   262,400,487

     On December 3, 2002, the Company received loans from its shareholders totaling US$ 6 million. These loans are unsecured and carry interest at the rate of LIBOR + 3.25% per annum, and mature on December 3, 2008. Interest accrues quarterly beginning at the inception of the loan, however, the first interest payment is not due until December 3, 2005 ("First Interest Payment Date") and then quarterly thereafter beginning March 1, 2006. The accrued interest for the first three years of the loan is not due until maturity. The accrued interest for the fourth year of the loan is due entirely on the First Interest Payment Date.

14.  LEGAL RESERVE

     The Company set up a legal reserve in accordance with the provisions of the Civil and Commercial Code which requires that the Company must appropriate to a reserve fund at each distribution of dividend at least 5% of the profit arising from the business of the Company until the reserve fund reaches 10% of authorized capital. Such reserve fund is not available for dividend distribution.

15.  DIVIDEND PAID

     During 2003, the Company paid interim  dividend to the shareholders at Baht
     0.5 per share or approximately Baht 5.25 million according to the resolution of the Board of Directors' meetings on April 22, 2003. The Company will propose such resolution to the shareholders' meeting, which will be held in 2004.

16.  COMMITMENTS AND CONTINGENCIES

     16.1 As at December 31, 2003, the Company has commitments for land, building and vehicle lease agreements with minimum annual lease payments as follows:

                                                              2003
           Year                                               Baht
           2004                                            18,650,467
           2005                                            12,273,147
           2006                                             6,174,776
           2007                                             4,926,830
           2008                                             4,848,859
           2009-2018                                       48,488,591

     16.2 As at December 31, 2003, the Company had contingent liabilities to a financial institution for letters of guarantee of Baht 7.3 million and letter of credit of USD 11,500, which were guaranteed by deposits at that financial institution (Note 4), and to another financial institution for letters of guarantee of Baht 8.3 million and letters of credit of USD 207,084, which are a portion of credit facilities as discussed more fully in Note 13.

     16.3 As at December 31, 2003, the Company had commitments to a financial institution for unused letters of credit of Baht 7.8 million.

17.  REVENUE REPORTING OF A PROMOTED INDUSTRY

     To comply with the Announcement of the Board of Investment No. Por. 14/2541
     (1998) dated December 30, 1998 regarding revenue reporting of a promoted industry, the Company is required to report the revenues from domestic sales and export sales separately and to report separately between promoted and non-promoted businesses. For the year ended December 31, 2003, the required information is as follows:

                                Promoted Business
                             Exemption          Non-Exemption
                          From Income Tax       From Income Tax        Total
                               Baht                  Baht               Baht
     Sales                       -              1,554,399,572      1,554,399,572

     The information to present local sales and export sales separately was not available.

18.  INVESTMENT PROMOTION PRIVILEGES

     In 1998-2001, the Company was granted certain rights and privileges (No. 1377/2541 (1998), 6453/2541 (1998), 4650/2543 (2000), 5026/2543 (2000),
     5153/2543  (2000) and 6235/2544  (2001)) as a promoted  industry  under the
     Investment Promotion Act of B.E. 2520 (1977), which included an exemption from customs duties for machinery imported for production as approved by the Board of Investment until August 14, 2002, and an exemption from custom duties for raw materials until May 19, 2002. Subsequently in 2003, the Company was approved to extend the exemption periods, for a period of 2 years.

     The Company has to comply with certain conditions contained in the investment promotion certificate including the size of its operations and amounts of investments and annual export sales volume.

19.  EMPLOYEES' PROVIDENT FUND

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

     The Company's contributions charged to the statements of income for the year ended December 31, 2003 amounted to Baht 1.5 million.

     The Company's subsidiaries have established a defined contribution plan covering all employees, and its contributions charged to the statements of income for the year ended December 31, 2003 amounted to Baht 11.3 million.

20. SUMMARY OF SIGNIFICANT DIFFERENCES BETWEEN ACCOUNTING PRINCIPLES FOLLOWED BY THE COMPANY AND ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA (U.S. GAAP)

     The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the Kingdom of Thailand ("Thai GAAP"), which differs in certain respects from U.S. GAAP.

     The differences, as they affect the financial statements, are reflected in the amounts provided in Note 21 and arise due to the items discussed in the following paragraphs:

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

21. RECONCILIATION BETWEEN NET INCOME AND SHAREHOLDERS' EQUITY UNDER THAI GAAP AND U.S. GAAP

                                                                                          Baht
     Net income according to financial statements prepared under
       Thai GAAP                                                                       68,425,722
     U.S. GAAP adjustments Increase due to:
       Deferred tax accounting                                                             48,784
       Amortization of goodwill (Note 10)                                               1,366,544
                                                                                      -----------
     Net income in accordance with U.S. GAAP                                           69,841,050
                                                                                      ===========

     Basic and diluted earnings per share                                                    6.65
     Basic and diluted weighted average number of shares                               10,500,000

     Shareholders' equity according to financial statements prepared
       Under Thai GAAP                                                                397,644,962
     U.S. GAAP adjustments
     Increase (decrease) due to:
       Loans to directors (Note 8)                                                    (30,008,142)
       Deferred tax accounting                                                         (9,485,962)
       Amortization of goodwill                                                         1,366,544
       Currency translation difference (Note 1.2)                                        (187,776)
                                                                                      -----------
     Shareholders' equity in accordance with U.S. GAAP                                359,329,626
                                                                                      ===========

     With regard to the balance sheet, the following significant captions determined under U.S. GAAP would have been:

                                                                     Baht
     Loans to employee - non-current asset                        1,129,720
     Intangible assets - net                                     22,192,528
     Other liabilities                                           10,034,917

     The following table presents comprehensive income for the year ended December 31, 2003:

                                                                   Baht
     Net income (U.S. GAAP)                                      69,841,050
     Foreign currency translation adjustments                   (17,054,444)
                                                                -----------
     Comprehensive income                                        52,786,606
                                                                ===========

22.  ADDITIONAL FINANCIAL STATEMENT DISCLOSURES REQUIRED UNDER U.S. GAAP

     22.1 Income Taxes

     The sources of income before the provision for income taxes for the year ended December 31, 2003 are as follows:

                                                                   Baht
      Thailand                                                  43,290,374
      Foreign                                                   55,465,047
                                                                ----------
       Income before provision for income taxes                 98,755,421
                                                                ==========

     The provision for income taxes for the year ended December 31, 2003 is summarized as follows:

                                                                  Baht
      Current
         Thailand                                              14,235,603
         Foreign                                               14,727,552
                                                               ----------
      Total current                                            28,963,155
                                                               ==========

      Deferred
         Thailand                                                       -
         Foreign                                                  (48,784)
                                                               ----------
      Total deferred                                              (48,784)
                                                               ----------

      Approximate provision for income taxes
         in accordance with U.S. GAAP                          28,914,371
                                                               ==========

     As at December 31, 2003, in providing for applicable deferred income taxes under U.S. GAAP, the tax effect of significant temporary differences that give rise to deferred income tax assets and liabilities are listed below.

                                                                    Baht
       Deferred income tax assets resulted from:
         Inventory basis differences                               760,475
         Allowance for doubtful accounts                           921,420
         Valuation allowance                                    (1,681,895)
                                                                ----------
           Total deferred income tax assets                              -
                                                                ==========

       Deferred income tax liabilities resulted from:
         Goodwill amortization                                     409,963
         Property, plant and equipment basis differences         9,624,954
                                                                ----------
           Total deferred income tax liabilities                10,034,917
                                                                ----------
       Net deferred income tax liabilities                      10,034,917
                                                                ==========

     Deferred income taxes have not been provided on approximately Baht 205.4 million of undistributed earnings of foreign affiliated companies, which are considered to be permanently reinvested. It is not practicable to estimate the amount of tax that might be payable on the eventual remittance of such earnings.

     22.2 Transactions with Related Parties

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

     Significant balances as at December 31, 2003, are as follows:

                                               Relationship             Baht
     Amounts due to related companies
        Foamex L.P.                          Affiliated company      172,113,989


     Significant transactions for the year ended December 31, 2003, are as follows:

                                          Relationship                 Baht
      Reimbursement of expenses
         Foamex L.P.                   Affiliated company          24,732,132
         Foamex Asia, Inc.             Major shareholder            6,714,128

      Purchases
         Foamex L.P.                   Affiliated company         358,220,765

     22.3 Estimated Fair Values of Financial Instruments

     The fair values have been estimated by the Company using available market information and appropriate valuation methodologies.

     As at December 31, 2003, the carrying amounts of financial assets and financial liabilities which were different from the estimated fair values were as follows:

                                                         Carrying Value       Fair Value
                                                            Baht                Baht
     Loans to employee and director                       31,137,862         24,815,624
     Loans from shareholders                             262,400,487        243,146,809
     Long-term borrowings from financial institutions    142,900,000        140,294,279

     The following methods and assumptions were used by the Company in estimating fair value of financial instruments as disclosed herein:

     Financial assets - The fair values of financial assets for which their remaining terms to maturity are within 90 days are based on carrying value. For those with remaining terms to maturity greater than 90 days are estimated by using a discounted cash flow analysis based on the minimum leading rate of a commercial bank at December 31, 2003 for the remaining years to maturity.

     Financial liabilities - The fair values of financial liabilities for which their remaining terms to maturity are within 90 days are based on carrying value. For those with remaining terms to maturity greater than 90 days are estimated by using a discounted cash flow analysis based on the minimum leading rate of a commercial bank at December 31, 2003 for the remaining years to maturity.

                   FOAMEX ASIA COMPANY LIMITED AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (unaudited)
                             AS AT DECEMBER 31, 2002
                                (Amounts in BAHT)

ASSETS
CURRENT ASSETS
   Cash and deposits at financial institutions                                               118,137,666
   Accounts receivable - net                                                                 404,451,863
   Inventories - net                                                                         203,772,938
   Receivable from insurance claim                                                            86,924,106
   Amounts due from related companies                                                          9,127,728
   Other current assets                                                                       63,783,893
                                                                                           -------------
     Total Current Assets                                                                    886,198,194

LOANS TO EMPLOYEE AND DIRECTORS                                                               32,914,538
PLANT AND EQUIPMENT - NET                                                                    229,065,082
INTANGIBLE ASSETS - NET                                                                       13,895,417
DEPOSITS AT FINANCIAL INSTITUTIONS USED AS COLLATERAL                                         13,506,547
OTHER NONCURRENT ASSETS - DEPOSITS                                                             5,563,835
                                                                                           -------------

TOTAL ASSETS                                                                               1,181,143,613
                                                                                           =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Short-term borrowings from financial institutions                                         117,516,433
   Accounts payable                                                                          203,364,853
   Amounts due to related companies                                                           82,013,287
   Accrued expenses                                                                           80,169,890
   Current portion of financial leases                                                         3,312,163
   Other current liabilities                                                                   5,153,006
                                                                                          --------------
     Total Current Liabilities                                                               491,529,632

LONG TERM BORROWINGS FROM FINANCIAL INSTITUTIONS                                              62,000,000
LOANS FROM SHAREHOLDERS                                                                      274,191,480
LONG TERM PORTION OF FINANCE LEASES                                                            2,013,983
                                                                                          --------------

TOTAL LIABILITIES                                                                            829,735,095
                                                                                           -------------

SHAREHOLDERS' EQUITY
SHARE CAPITAL
   Registered share capital
     10,500,000 ordinary shares of Baht 10 each                                              105,000,000
                                                                                           =============

   Issued and paid-up share capital
     10,500,000 ordinary shares of Baht 10 each, fully paid                                  105,000,000

PREMIUM ON SHARE CAPITAL                                                                      18,990,504
CURRENCY TRANSLATION DIFFERENCES                                                              14,851,178
RETAINED EARNINGS
   Unappropriated                                                                            212,566,836
                                                                                           -------------
   Total Shareholders' Equity                                                                351,408,518
                                                                                           -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 1,181,143,613
                                                                                           =============

Notes to the consolidated financial statements form an integral part of these statements

                   FOAMEX ASIA COMPANY LIMITED AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF INCOME (unaudited)
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                (Amounts in BAHT)

REVENUES
   Revenues from sales                                                               1,848,468,563
   Other revenue                                                                        15,222,321
                                                                                     -------------
     Total Revenues                                                                  1,863,690,884
                                                                                     -------------

EXPENSES
   Cost of sales                                                                     1,359,906,153
   Gain on exchange rate                                                                (3,398,552)
   Selling and administrative expenses                                                 328,812,408
   Interest expense                                                                     18,157,567
   Income tax                                                                           43,181,696
                                                                                     -------------
     Total Expenses                                                                  1,746,659,272

PROFIT FROM ORDINARY ACTIVITIES                                                        117,031,612

Extraordinary item - net                                                                10,990,492
                                                                                     -------------

NET INCOME                                                                             106,041,120
                                                                                     =============

EARNINGS PER SHARE
   Profit from ordinary activities                                                            11.15
   Extraordinary item - net                                                                   (1.05)
                                                                                     ---------------
   Net Profit                                                                                 10.10
                                                                                     ==============

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES                                              10,500,000
                                                                                     =============


Notes to the consolidated financial statements form an integral part of these statements

                   FOAMEX ASIA COMPANY LIMITED AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (unaudited)
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                (Amounts in BAHT)

ISSUED AND PAID-UP SHARE CAPITAL
   Beginning balance                                                                  105,000,000
   Addition                                                                                     -
                                                                                      -----------
   Ending balance                                                                     105,000,000
                                                                                      -----------

PREMIUM ON SHARE CAPITAL
   Beginning balance                                                                   18,990,504
   Addition                                                                                     -
                                                                                      -----------
   Ending balance                                                                      18,990,504
                                                                                      -----------

RETAINED EARNINGS
   Unappropriated
     Beginning balance                                                                106,525,716
     Addition                                                                         106,041,120
                                                                                      -----------
     Ending balance                                                                   212,566,836
                                                                                      -----------

CURRENCY TRANSLATION DIFFERENCES
   Beginning balance                                                                    6,546,185
   Addition                                                                             8,304,993
                                                                                      -----------
   Ending balance                                                                      14,851,178
                                                                                      -----------

TOTAL SHAREHOLDERS' EQUITY                                                            351,408,518
                                                                                      ===========

Notes to the consolidated financial statements form an integral part of these statements

                   FOAMEX ASIA COMPANY LIMITED AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                (Amounts in BAHT)

CASH FLOWS FROM OPERATING ACTIVITIES
Net profit                                                                             106,041,120
Reconciliation of net profit to net cash from operating activities
   Depreciation and amortization                                                        25,886,337
   Allowance for doubtful accounts                                                         917,814
   Provision for obsolete stock                                                          2,058,184
   Unrealized loss on exchange rate - net                                               (2,000,610)
   Loss on involuntary conversion of assets                                             15,700,847
   Gain on disposal of plant and equipment                                                (135,464)
                                                                                      -------------
Operating income before change in operating assets and liabilities                     148,468,228

Operating assets (increase) decrease
   Accounts receivable                                                                  (1,242,763)
   Amounts due from related companies                                                  (44,469,283)
   Inventories                                                                          (6,617,349)
   Receivable from insurance claim                                                     (86,924,106)
   Other current assets                                                                 13,220,058
   Other assets                                                                            100,422

Operating liabilities increase (decrease)
   Accounts payable                                                                    (73,667,829)
   Amounts due to related companies                                                      7,764,198
   Accrued expenses                                                                     14,260,793
   Current portion of finance leases                                                     1,927,468
   Other current liabilities                                                           (23,697,558)
                                                                                      -------------

     Net cash used in operating activities                                             (50,877,721)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of plant and equipment                                                   (165,579,340)
   Proceeds from disposal of plant and equipment                                         6,326,207
   Proceeds from insurance claim                                                        50,000,000
   Increase in purchase price of acquired business                                     (14,232,483)
   (Increase) decrease in deposits at bank used as collateral                            7,480,010
   Increase in loans to employee and directors                                            (139,383)
                                                                                      -------------

     Net cash used in investing activities                                            (116,144,989)
                                                                                      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in short-term borrowings from financial institutions                        87,516,433
   Increase in long-term borrowings from financial institutions                         62,000,000
   Increase in loans from shareholders                                                  13,246,024
   Decrease in long term portion of finance leases                                        (542,917)
                                                                                      -------------

     Net cash provided by financing activities                                         162,219,540
                                                                                       -----------

NET EFFECT OF CURRENCY TRANSLATION
DIFFERENCES IN CASH AND DEPOSITS AT FINANCIAL INSTITUTIONS                               5,569,230
                                                                                      ------------

Net increase in cash and deposits at financial institutions                                766,060
Cash and deposits at financial institutions at January 1,                              117,371,606
                                                                                       -----------
Cash and deposits at financial institutions at December 31,                            118,137,666
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

                                                         2002 (Baht)
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

     As at December 31, 2002, cash at financial institutions of Baht 5.1 million is used to guarantee letters of credit. (Note 15.2)

6.   ACCOUNTS RECEIVABLE, NET

     Accounts receivable - net as at December 31, consists of the following:

                                                           2002 (Baht)
     Accounts receivable                                   406,926,492
     Less  Allowance for doubtful accounts                  (2,474,629)
     ----                                                  -----------
                                                           404,451,863

7.   INVENTORIES - NET

     Inventories - net as of December 31, consist of the following:

                                                            2002 (Baht)
     Finished goods                                          53,342,973
     Work in process                                         14,521,221
     Raw materials                                           94,785,855
     Goods in transit                                        48,684,161
                                                            -----------
                                                            211,334,210
     Less  Provision for obsolete stock                      (7,561,272)
     ----                                                   -----------
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

9.   LOANS TO EMPLOYEE AND DIRECTORS

     Loans to employee and directors as at December 31, consist of the following:

                                                         2002 (Baht)
                                                         -----------
     Loan to employee                                     1,820,000
     Loans to directors                                  31,494,538
                                                         ----------
                                                         33,314,538
     Less:  Current portion of loan to employee             400,000
                                                         ----------
                                                         32,914,538
                                                         ==========

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

10.  PLANT AND EQUIPMENT - NET

     Plant and equipment - net consist of the following:

                                   Balance as at                                                Currency       Balance as at
                                    December 31,                                               translation      December 31,
                                       2001         Additions       Disposals     Transfers    differences         2002
                                       Baht            Baht            Baht          Baht           Baht           Baht
Cost:
   Leasehold improvement            14,328,062       3,871,512      (9,227,837)            -       200,058       9,171,795
   Machinery and equipment         161,779,885      68,689,166     (89,097,384)    2,700,537     2,670,887     146,743,091
   Vehicles                         22,883,734       8,345,681        (111,829)            -        83,004      31,200,590
   Furniture and office
     equipment                      25,291,877       8,720,713      (8,897,174)            -       555,652      25,671,068
   Construction in progress and
     machinery under installation    3,090,537      75,952,268                    (2,700,537)            -      76,342,268
                                   -----------     -----------    ------------    ----------     ---------     -----------
                                   227,374,095     165,579,340    (107,334,224)            -     3,509,601     289,128,812
                                   -----------     -----------    ------------    ----------    ----------     -----------

Accumulated depreciation:
   Leasehold improvement            (7,156,012)     (1,639,198)      6,412,050             -       (87,317)     (2,470,477)
   Machinery and equipment         (40,923,398)    (14,313,244)     25,749,677             -      (925,722)    (30,412,687)
   Vehicles                        (11,310,026)     (4,597,859)              -             -       (60,791)    (15,968,676)
   Furniture and office
     equipment                     (10,331,337)     (4,436,197)      3,868,577             -      (312,933)    (11,211,890)
                                   -----------     -----------    ------------    ----------     ---------     -----------
                                   (69,720,773)    (24,986,498)     36,030,304             -    (1,386,763)    (60,063,730)
                                   -----------     -----------    ------------    ----------     ---------     -----------

Plant and equipment - net          157,653,322                                                                 229,065,082
                                   ===========                                                                 ===========

Depreciation for the year
   2002                                                                                                         24,986,498

                                                                                                               ===========

11.  INTANGIBLE ASSETS - NET

     Intangible assets as at December 31, consist of the following:

                                                         2002 (Baht)
                                                         ----------
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

12.  SHORT-TERM BORROWINGS FROM FINANCIAL INSTITUTIONS

     Short-term borrowings from financial institutions as at December 31, consist of the following:

                                                  2002 (Baht)
                                                 ------------
     Loans from banks                             98,000,000
     Trust receipt                                19,516,433
                                                 -----------
                                                 117,516,433
                                                 ===========

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

13.  LONG-TERM BORROWINGS FROM FINANCIAL INSTITUTIONS

     Long-term borrowings from financial institutions as at December 31, consist of the following:

                                                             2002 (Baht)
                                                             -----------
     Loans from banks                                        62,000,000
                                                             ==========

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
                                                                   ------------
                                                                    274,191,480
                                                                   ============

     On December 3, 2001, the Company received loans from its shareholders totaling US $6 million. These loans are unsecured and carry interest at the rate of LIBOR + 3.25% per annum, and mature on December 3, 2008. Interest accrues quarterly beginning at the inception of the loan, however, the first interest payment is not due until December 3, 2005 ("First Interest Payment Date") and then quarterly thereafter beginning February 1, 2006. The accrued interest for the first three years of the loan is not due until maturity. The accrued interest for the fourth year of the loan is due entirely on the First Interest Payment Date.

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

     The  Company's  contribution  charged  to  operations  for the years  ended
December 31, 2002 and 2001 amounted to Baht 970,965 and Baht 546,470, respectively.

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

20. RECONCILIATION BETWEEN NET INCOME AND SHAREHOLDERS' EQUITY UNDER THAI GAAP AND U.S. GAAP

                                                                                      Baht
     Net income according to financial statements prepared under
         Thai GAAP                                                                106,041,120
     U.S. GAAP adjustments
     Increase (decrease) due to:
         Deferred tax accounting                                                     (567,859)
         Amortization of goodwill   (Note 14)                                          346,231
                                                                                  -----------
     Net income in accordance with U.S. GAAP                                      105,819,492
                                                                                  ===========


     Basic and Diluted Earnings Per Share                                               10.08
     Basic and diluted weighted average number of shares                           10,500,000

     Shareholders' equity according to financial statements prepared
       under Thai GAAP                                                            351,408,518
     U.S. GAAP adjustments
     Increase (decrease) due to:
         Loans to directors    (Note 12)                                          (31,494,538)




         Deferred tax accounting                                                   (8,842,497)
         Amortization of goodwill                                                     348,159
         Currency translation difference   (Note 2.2)                                (911,336)
                                                                                  -----------
     Shareholders' equity in accordance with U.S. GAAP                            310,508,306
                                                                                  ===========

     With regard to the balance sheet, the following significant captions determined under U.S. GAAP would have been:

     Loans to employee - non-current asset              1,420,000
     Intangible assets - net                            14,241,648
     Other liabilities                                  10,321,692

     The following table presents comprehensive income for the year ended December 31, 2001:

                                                           Baht

     Net income (U.S. GAAP)                             105,819,492
     Foreign currency translation adjustments             7,393,657
                                                        -----------
     Comprehensive income                               113,213,149
                                                        ===========

21.  ADDITIONAL FINANCIAL STATEMENT DISCLOSURES REQUIRED UNDER U.S. GAAP

     21.1 Income Taxes

     The sources of income before the provision for income taxes for the year ended December 31, 2002 are as follows:

                                                                                    Baht

     Thailand                                                                      72,382,370
     Foreign                                                                       72,130,235
                                                                                ------------
     Income before provision for income taxes                                   144,512,605
                                                                                ============

     The provision for income taxes for the year ended December 31,
     2002 is summarized as follows:
                                                                                    Baht

     Current
       Thailand                                                                  25,800,115
       Foreign                                                                   13,342,453
                                                                                ------------
     Total current                                                               39,142,568
                                                                                ------------

     Deferred
       Thailand                                                                            -
       Foreign                                                                      567,859
                                                                                ------------
     Total deferred                                                                 567,859
                                                                                ------------
     Approximate provision for income taxes in accordance
      with U.S. GAAP                                                             39,710,427
                                                                                ============

     As at December 31, 2002, in providing for applicable deferred income taxes under U.S. GAAP, the tax effect of significant temporary differences that give rise to deferred income tax assets and liabilities are listed below.

                                                                     Baht

       Deferred income tax assets resulted from:
          Inventory basis differences                             828,792
          Allowance for doubtful accounts                         604,031
          Valuation allowance                                  (1,432,823)
                                                               ----------
              Total deferred income tax assets                          -
                                                               ----------

       Deferred income tax liabilities resulted from:
          Property, plant and equipment basis differences      10,321,692
                                                               ----------
              Total deferred income tax liabilities            10,321,692
                                                               ----------
       Net deferred income tax liabilities                     10,321,692
                                                               ==========

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




                                              Wimolporn Boonyusthian
                                      Certified Public Accountant (Thailand)
BANGKOK                                        Registration No. 4067
February 22, 2002                         DELOITTE TOUCHE TOHMATSU JAIYOS
(February 5, 2003 as to Notes 2, 18, 19, 20, 21)

                   FOAMEX ASIA COMPANY LIMITED AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                             AS AT DECEMBER 31, 2001
                                (Amounts in BAHT)

ASSETS
CURRENT ASSETS
   Cash in hand and at banks                                                                  138,358,163
   Accounts receivable - net (Note 7)                                                         408,060,820
   Inventories - net (Note 8)                                                                 219,051,180
   Amounts due from related companies                                                           2,502,334
   Other current assets                                                                        19,134,610
                                                                                              -----------
     Total Current Assets                                                                     787,107,107
                                                                                              -----------

LOANS TO EMPLOYEE AND DIRECTORS (Note 9)                                                       32,955,155

PLANT AND EQUIPMENT - NET (Note 10)                                                           157,653,322

OTHER ASSETS (Note 11)                                                                          6,217,866
                                                                                             ------------

TOTAL ASSETS                                                                                  983,933,450
                                                                                              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Loans from bank (Note 12)                                                                   30,000,000
   Accounts payable                                                                           297,040,040
   Amounts due to related companies                                                            43,100,301
   Accrued expenses                                                                            46,292,992
   Other current liabilities                                                                   35,428,948
                                                                                              -----------
     Total Current Liabilities                                                                451,862,281
                                                                                              -----------

LOANS FROM SHAREHOLDERS (Note 13)                                                             266,158,200

OTHER LIABILITIES (Note 14)                                                                    28,850,564
                                                                                              -----------

TOTAL LIABILITIES                                                                             746,871,045
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
                                                                                              ===========

Notes to the financial statements form an integral part of these statements

                   FOAMEX ASIA COMPANY LIMITED AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                (Amounts in BAHT)

REVENUES
   Sales                                                                                   1,461,757,023
   Other income                                                                               25,175,124
                                                                                           -------------
     Total Revenues                                                                        1,486,932,147
                                                                                           -------------

EXPENSES
   Cost of sales                                                                           1,103,005,580
   Selling and administrative expenses                                                       197,207,253
   Loss on exchange rate                                                                       1,723,772
   Interest expense                                                                            9,778,202
   Income tax expense                                                                         32,763,373
                                                                                           -------------
     Total Expenses                                                                        1,344,478,180
                                                                                           -------------

NET INCOME                                                                                   142,453,967
                                                                                           =============

BASIC EARNINGS PER SHARE                                                                           24.31

WEIGHTED AVERAGE NUMBER OF ORDINARY SHARES                                                     5,859,721
                                                                                           =============

Notes to the financial statements form an integral part of these statements

                   FOAMEX ASIA COMPANY LIMITED AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                (Amounts in BAHT)


ISSUED AND PAID-UP SHARE CAPITAL
   Beginning balance                                                                          54,087,120
   Addition                                                                                   50,912,880
                                                                                             -----------
   Ending balance                                                                            105,000,000
                                                                                             -----------

PREMIUM ON SHARE CAPITAL
   Beginning balance                                                                                   -
   Addition                                                                                   18,990,504
                                                                                             -----------
   Ending balance                                                                             18,990,504
                                                                                             -----------

RETAINED EARNINGS (DEFICIT)
   Unappropriated (Deficit)
     Beginning balance                                                                       (35,928,251)
     Addition                                                                                142,453,967
                                                                                             -----------
     Ending balance                                                                          106,525,716
                                                                                             -----------

CURRENCY TRANSLATION DIFFERENCES
   Beginning balance                                                                          13,781,075
   Deduction during the year                                                                  (7,234,890)
                                                                                             -----------
   Ending balance                                                                              6,546,185
                                                                                             -----------

TOTAL SHAREHOLDERS' EQUITY                                                                   237,062,405
                                                                                             ===========

Notes to the financial statements form an integral part of these statements

                   FOAMEX ASIA COMPANY LIMITED AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                (Amounts in BAHT)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                               142,453,967
Reconciliation of net income to net cash from operating activities
   Depreciation and amortization                                                          25,378,127
   Allowance for doubtful accounts                                                           (66,071)
   Provision for obsolete stock                                                             (525,220)
   Unrealized loss on exchange rate - net                                                  6,052,891
   Loss on disposal of plant and equipment                                                    40,587
                                                                                        ------------
Operating income before change in operating assets and liabilities                       173,334,281

Operating assets (increase) decrease
   Accounts receivable                                                                  (128,422,075)
   Inventories                                                                           (39,958,875)
   Other current assets                                                                   (2,365,216)
   Amounts due from related companies                                                     (2,502,334)
   Other assets                                                                           (4,945,848)

Operating liabilities increase (decrease)
   Accounts payable                                                                       31,845,283
   Amounts due to related companies                                                     (217,875,904)
   Accrued expenses                                                                       (5,737,192)
   Other current liabilities                                                              30,157,608
                                                                                        ------------

     Net cash used in operating activities                                              (166,470,272)
                                                                                        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of plant and equipment                                                      (61,178,177)
   Proceeds from disposal of plant and equipment                                           1,433,111
   Increase in deposits at bank used as collateral                                       (15,282,248)
   Increase in loans to employee and directors                                           (32,955,155)
                                                                                        ------------

     Net cash used in investing activities                                              (107,982,469)
                                                                                        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash receipt from share capital increase                                               69,903,384
   Cash receipt from loans from shareholders                                             264,761,400
   Cash payment for loans from shareholders                                              (36,366,340)
   Increase in loan from bank                                                             15,000,000
   Increase in long term accounts payable                                                 (6,855,945)
                                                                                        ------------

     Net cash provided by financing activities                                           306,442,499
                                                                                        ------------

NET EFFECT OF CURRENCY TRANSLATION
DIFFERENCES IN CASH AND CASH EQUIVALENTS                                                  (4,859,666)
                                                                                        ------------

Net increase in cash and cash equivalents                                                 27,130,092
Cash and cash equivalents at January 1,                                                   90,241,514
                                                                                        ------------
Cash and cash equivalents at December 31,                                                117,371,606
                                                                                        ============

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

5.   SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

     5.1  Cash paid for interest and income tax are as follows:

                                                       Baht
     Interest                                       22,609,801
                                                    ==========
     Income tax                                      2,016,304
                                                    ==========

     5.2  Cash and cash equivalents consist of the following:

                                                          Baht
       Cash on hand and in banks                        138,358,163
       Less  Deposit at banks used as collateral        (20,986,557)
       ----                                             -----------
       Cash and cash equivalents                        117,371,606
                                                        ===========

6.   CASH IN HAND AND AT BANKS

     As at December 31, 2001 cash at banks of Baht 2.86 million, are used as collateral for a bank guarantee (Note 16.2). In addition, cash at bank of subsidiary of SGD 759,359 is used as collateral for short-term loan from bank.

7.   ACCOUNTS RECEIVABLE - NET

     Accounts receivable - net consist of the following:

                                                          Baht
     Accounts receivable                                409,617,635
     Less  Allowance for doubtful accounts               (1,556,815)
     ----                                               -----------
                                                        408,060,820

8.   INVENTORIES - NET

     Inventories - net consist of the following:

                                                               Baht
      Finished goods                                        69,187,121
      Work in process                                       11,935,231
      Raw materials                                        112,978,963
      Goods in transit                                      30,452,955
                                                           -----------
                                                           224,554,270
      Less  Provision for obsolete stock                    (5,503,090)
      ----                                                 -----------
                                                           219,051,180

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

10.  PLANT AND EQUIPMENT - NET

     Plant and equipment - net consist of the following:

                                     Balance as at                                          Currency      Balance as at
                                      December 31,                                          translation   December 31,
                                          2000       Additions    Disposals    Transfers    difference         2001
                                          Baht          Baht         Baht         Baht          Baht           Baht
     Cost:
     Leasehold improvement            13,525,671     1,296,811     (303,160)            -      (191,260)    14,328,062
     Machinery and
       equipment                     118,696,605    20,124,029     (154,302)   25,545,944    (2,432,391)   161,779,885
     Vehicles                         13,508,582     9,456,120            -             -       (80,968)    22,883,734
     Furniture and office
       equipment                      20,921,934     5,000,313     (101,455)            -      (528,915)    25,291,877
     Construction in progress and
       machinery in transit            4,334,970    25,300,904     (999,393)  (25,545,944)            -      3,090,537
                                     -----------    ----------   ----------   -----------    ----------    -----------
                                     170,987,762    61,178,177   (1,558,310)            -    (3,233,534)   227,374,095
                                     -----------    ----------   ----------   -----------    ----------    -----------

     Accumulated depreciation:
     Leasehold improvement            (4,969,650)   (2,301,817)      57,248             -        58,207     (7,156,012)
     Machinery and
       equipment                     (27,176,683)  (14,362,401)      19,831             -       595,855    (40,923,398)
     Vehicles                         (7,712,437)   (3,636,974)           -             -        39,385    (11,310,026)
     Furniture and office
       equipment                      (6,091,131)   (4,412,606)       7,533             -       164,867    (10,331,337)
                                     ------------  -----------   ----------   -----------    ----------    -----------
                                     (45,949,901)  (24,713,798)      84,612             -       858,314    (69,720,773)
                                     -----------   -----------   ----------   -----------    ----------    -----------

     Plant and equipment - net       125,037,861                                                           157,653,322
                                     ===========                                                           ===========

     Depreciation for the year
       2001                                                                                                 24,713,798
                                                                                                           ===========

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
                                                          -----------
                                                          266,158,200

     On December 3, 2001, the Company received loans from its shareholders totaling US$ 6 million. These loans are unsecured, carry interest at the rate of LIBOR + 3.25% per annum, and mature on December 3, 2008. Interest accrues quarterly beginning at the inception of the loan, however the first interest payment is not due until December 3, 2005 and then quarterly thereafter beginning February 1, 2006.

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

19. RECONCILIATION BETWEEN NET INCOME AND SHAREHOLDERS' EQUITY UNDER THAI GAAP AND U.S. GAAP

                                                                                       Baht
     Net income according to financial statements prepared under
       Thai GAAP                                                                    142,453,967
     U.S. GAAP adjustments
     Increase (decrease) due to:
       Deferred tax accounting                                                       (1,276,823)
                                                                                    -----------
     Net income in accordance with U.S. GAAP                                        141,177,144
                                                                                    ===========


     Diluted Earnings Per Share                                                           24.09
     Weight average number of shares

       Diluted                                                                        5,859,721



     Shareholders' equity accounting to financial statements prepared
       Under Thai GAAP                                                              237,062,405
     U.S. GAAP adjustments
     Increase (decrease) due to:
       Loans to directors                                                           (30,955,155)
       Deferred tax accounting                                                       (8,821,423)
       Currency translation difference                                                 (524,843)
                                                                                    -----------
     Approximate shareholders' equity in accordance with U.S. GAAP                  196,760,984
                                                                                    ===========

     With regard to the balance sheet, the following significant captions determined under U.S. GAAP would have been:

     Loans to employee                                                                2,000,000
                                                                                     ==========
     Other non-current assets - Deposits at banks used as collateral                 20,986,557
                                                                                     ==========
     Other liabilities                                                               38,196,830
                                                                                     ==========

     The following table presents comprehensive income for the year ended December 31, 2001:

                                                                Baht
Net income (U.S. GAAP)                                        141,177,144
Foreign currency translation adjustments                       (7,759,733)
                                                              -----------
Comprehensive income                                          133,417,411
                                                              ===========

20.  ADDITIONAL FINANCIAL STATEMENT DISCLOSURES REQUIRED UNDER U.S. GAAP

     20.1 Income Taxes

     The sources of income before the provision for income taxes for the year ended December 31, 2001 are as follows:

                                                                                   Baht
      Thailand                                                                  76,500,742
      Foreign                                                                   98,716,597
                                                                               -----------
      Income before provision for income taxes                                 175,217,339
                                                                               ===========

      The provision for income taxes for the year ended December 31, 2001 is summarized as follows:

                                                                                  Baht
      Current
        Thailand                                                                12,003,128
        Foreign                                                                 20,760,245
                                                                               -----------
      Total current                                                             32,763,373
                                                                               -----------

      Deferred
        Thailand                                                                         -
        Foreign                                                                  1,276,823
                                                                               -----------
      Total deferred                                                             1,276,823
                                                                               -----------

      Approximate provision for income taxes in accordance with U.S. GAAP       34,040,169
                                                                               ===========

          As at December 31, 2001, in providing for applicable deferred income taxes under U.S. GAAP, the tax effect of significant temporary differences that give rise to deferred income tax assets and liabilities are listed below.

                                                                         Baht
          Deferred income tax assets resulted from:
            Inventory basis differences                                821,369
            Allowance for doubtful accounts                            324,151
            Valuation allowance                                     (1,145,520)
                                                                    ----------
              Total deferred income tax assets                               -
                                                                    ----------

          Deferred income tax liabilities resulted from:
            Property, plant and equipment basis differences          9,346,266
                                                                    ----------
              Total deferred income tax liabilities                  9,346,266
                                                                    ----------
          Net deferred income tax liabilities                        9,346,266
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

          As at December 31, 2001 the carrying amounts of financial assets and financial liabilities which were different from the estimated fair values were as follows:

                                              Carrying Value      Fair Value
                                                   Baht              Baht
          Loans to employee and directors       32,955,155         16,058,215
                                               ===========        ===========
          Loans from shareholders              266,158,200        227,388,396
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

                                                                     Schedule I
                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS

                                                                              December 28,         December 29,
                                                                                  2003                 2002
                                                                              ------------         -------------
ASSETS                                                                          (thousands, except share data)
CURRENT ASSETS
    Cash and cash equivalents                                                   $      -             $    158
    Intercompany receivables                                                         141                1,093
    Deferred taxes                                                                15,676               21,011
                                                                                --------             --------
            Total current assets                                                  15,817               22,262

DEFERRED INCOME TAXES                                                            109,243               97,122
                                                                                --------             --------


TOTAL ASSETS                                                                    $125,060             $119,384
                                                                                ========             ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
    Accounts payable                                                            $      9             $      6
    Other accrued liabilities                                                      3,051                3,170
                                                                                --------             --------
      Total current liabilities                                                    3,060                3,176

LONG-TERM LIABILITIES
    Deficit in consolidated subsidiaries                                         325,116              305,941
                                                                                --------             --------
      Total liabilities                                                          328,176              309,117
                                                                                --------             --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
    Preferred Stock, par value $1.00 per share:
      Authorized 5,000,000 shares
      Issued 15,000 shares - Series B in 2003 and 2002                                15                   15
    Common Stock, par value $.01 per share:
      Authorized 50,000,000 shares
      Issued 27,898,149 shares in 2003 and 27,839,658 shares in 2002;
      Outstanding 24,409,149 shares in 2003 and 24,350,658 shares in 2002            279                  278
    Additional paid-in capital                                                   102,155              101,972
    Accumulated deficit                                                         (237,732)            (216,243)
    Accumulated other comprehensive loss                                         (30,832)             (38,754)
    Other:
      Common Stock held in treasury, at cost:
        3,489,000 shares in 2003 and 2002                                        (27,780)             (27,780)
      Shareholder note receivable                                                 (9,221)              (9,221)
                                                                                --------            ----------

    Total stockholders' deficit                                                 (203,116)            (189,733)
                                                                                --------             --------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                            $125,060             $119,384
                                                                                ========             ========

                 See notes to consolidated financial statements,
                             beginning on Page F-8.
                                   (continued)

                                                                     Schedule I

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS

                                                                2003              2002             2001
                                                              ---------       ------------     ------------
                                                              (amounts in thousands except per share amounts)
SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                                   $  1,574         $    418           $ 1,254
                                                              --------         --------           -------

LOSS FROM OPERATIONS                                            (1,574)            (418)           (1,254)

EQUITY IN EARNINGS (LOSS) OF
    CONSOLIDATED SUBSIDIARIES                                  (27,416)         (27,208)           (2,261)

INTEREST EXPENSE                                                     -               33               343
                                                              --------         --------           -------

LOSS BEFORE PROVISION (BENEFIT) FOR
    INCOME TAXES AND CUMULATIVE EFFECT
    OF ACCOUNTING CHANGES                                      (28,990)         (27,659)           (3,858)

PROVISION (BENEFIT) FOR INCOME TAXES                            (7,501)         (88,607)            1,754
                                                              --------         --------           -------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGES                                         (21,489)          60,948            (5,612)

CUMULATIVE EFFECT OF ACCOUNTING
    CHANGES                                                          -          (70,647)                -
                                                              --------         --------           -------

NET LOSS                                                      $(21,489)        $ (9,699)          $(5,612)
                                                              ========          =======           =======

EARNINGS PER SHARE - BASIC

   INCOME (LOSS) BEFORE CUMULATIVE EFFECT
    OF ACCOUNTING CHANGES                                     $  (0.88)        $   2.51           $ (0.24)
   CUMULATIVE EFFECT OF ACCOUNTING CHANGES                           -            (2.91)                -
                                                              --------         --------           -------
   NET LOSS                                                   $  (0.88)        $  (0.40)          $  0.24)
                                                              ========         ========           =======

EARNINGS PER SHARE - DILUTED
   INCOME (LOSS) BEFORE CUMULATIVE EFFECT
     OF ACCOUNTING CHANGES                                    $  (0.88)        $   2.39           $ (0.24)
   CUMULATIVE EFFECT OF ACCOUNTING CHANGES                           -            (2.69)                -
                                                              --------         --------           -------
   NET LOSS                                                   $  (0.88)        $  (0.37)          $ (0.24)
                                                              ========         ========           =======

Cumulative effect of accounting changes include equity in subsidiaries of $72.0 million in 2002.

                 See notes to consolidated financial statements,
                             beginning on Page F-8.
                                   (continued)

                                                                    Schedule I
                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS

                                                                2003               2002                2001
                                                            ------------       ------------        ------------
OPERATING ACTIVITIES                                                           (thousands)
    Net loss                                                  $(21,489)           $ (9,699)           $(5,612)
    Adjustments to reconcile net loss to
      net cash used for operating activities:
      Deferred income taxes                                     (7,509)            (90,681)               567
      Equity in losses of consolidated subsidiaries             27,416              24,413              2,261
      Cumulative effect of accounting changes                        -              70,647                  -
      Other                                                        180               2,012                319
    Changes in operating assets and liabilities:
      Intercompany receivables                                     952                (377)              (408)
      Accounts payable                                               3                 (90)                46
      Other assets and liabilities                                (164)              2,968                536
                                                              --------            --------            -------
         Net cash used for operating activities                   (611)               (807)            (2,291)
                                                              --------            --------            -------

INVESTING ACTIVITIES
    Distribution from (to) subsidiaries                            513                (105)             3,861
    Other                                                            -                   -                  -
                                                              --------            --------            -------
    Net cash provided by (used for) investing activities           513                (105)             3,861
                                                              --------            --------            -------

FINANCING ACTIVITIES
    Repayments of note payable to consolidated
      subsidiary                                                     -              (2,490)            (2,500)
    Proceeds from exercise of stock options                          -               3,494                917
    Increase (decrease) in cash overdraft                          (60)                 64                  -
                                                              --------            --------            -------
         Net cash  provided by (used for) financing activities     (60)              1,068             (1,583)
                                                              --------            --------            -------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                              (158)                156                (13)

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                            158                   2                 15
                                                              --------            --------            -------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                             $      -            $    158            $     2
                                                              ========            ========            =======


Note: During  2001, the  Company  received  a  special   distribution  from  its
      subsidiaries of $3.7 million. The proceeds were used to repay the note and interest payable to Foamex L.P.


                 See notes to consolidated financial statements,
                             beginning on Page F-8.

                                                                    Schedule II
                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                   (thousands)

                                             Balance at      Charged to    Charged to                       Balance at
                                            Beginning of     Costs and       Other                           End of
                                              Period         Expenses       Accounts       Deductions         Period
                                            ------------     ----------   -----------      ----------      -----------

YEAR ENDED DECEMBER 28, 2003
Allowance for Uncollectible Accounts          $  7,963        $ 2,115       $  (217)        $ 1,607          $ 8,254
                                              ========        =======       =======         =======          =======

Reserve for Discounts                         $  2,348        $     -       $13,429 (1)     $13,526          $ 2,251
                                              ========        =======       =======         =======          =======


YEAR ENDED DECEMBER 29, 2002
Allowance for Uncollectible Accounts          $  8,720        $ 2,336       $     -         $ 3,093          $ 7,963
                                              ========        =======       =======         =======          =======

Reserve for Discounts                         $  2,220        $     -       $15,143 (1)     $15,015          $ 2,348
                                              ========        =======       =======         =======          =======


YEAR ENDED DECEMBER 31, 2001
Allowance for Uncollectible Accounts          $  7,693        $ 5,479       $    88         $ 4,540          $ 8,720
                                              ========        =======       =======         =======          =======

Reserve for Discounts                         $  2,233        $     -       $15,198 (1)     $15,211          $ 2,220
                                              ========        =======       =======         ========         =======


(1)  Adjustments reflect a reduction in net sales.