Form 10-Q
period 2004-03-28
FOAMEX INTERNATIONAL INC
filed 2004-05-07
CIK 912908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 28, 2004

                         Commission file number 0-22624



                            FOAMEX INTERNATIONAL INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)




         Delaware                                              05-0473908
--------------------------------                        ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification Number)


1000 Columbia Avenue
Linwood, PA                                                        19061
--------------------------------                        ------------------------
(Address of principal                                          (Zip Code)
executive offices)


Registrant's telephone number, including area code:  (610) 859-3000
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO
                                      ---    ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). YES X   NO
                                      ---    ---

The number of shares of the registrant's common stock outstanding as of May 3, 2004 was 24,443,463.

                            FOAMEX INTERNATIONAL INC.

                                      INDEX

                                                                                                               Page
Part I.  Financial Information

         Item 1.  Financial Statements (unaudited).
              Condensed Consolidated Statements of Operations - Quarters Ended
                March 28, 2004 and March 30, 2003                                                                3

              Condensed Consolidated Balance Sheets as of March 28, 2004 and
                December 28, 2003                                                                                4

              Condensed Consolidated Statements of Cash Flows - Quarters Ended
                March 28, 2004 and March 30, 2003                                                                5

              Notes to Condensed Consolidated Financial Statements                                               6

              Summarized Financial Information of Foamex Asia Company Limited                                   14

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.                                                                                15

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                   19

         Item 4.  Controls and Procedures.                                                                      20

Part II. Other Information

         Item 1.  Legal Proceedings.                                                                            21

         Item 6.  Exhibits and Reports on Form 8-K.                                                             21

Signatures                                                                                                      22

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                                                Quarters Ended
                                                                                      ----------------------------------
                                                                                      March 28,                March 30,
                                                                                         2004                     2003
                                                                                      ---------                ---------
                                                                                    (thousands, except per share amounts)

NET SALES                                                                             $313,618                 $328,151

COST OF GOODS SOLD                                                                     273,859                  297,614
                                                                                      --------                 --------

GROSS PROFIT                                                                            39,759                   30,537

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                            25,985                   20,899

RESTRUCTURING CHARGES                                                                      528                        -
                                                                                      --------                 --------

INCOME FROM OPERATIONS                                                                  13,246                    9,638

INTEREST AND DEBT ISSUANCE EXPENSE                                                      18,611                   19,111

INCOME FROM EQUITY INTEREST IN JOINT VENTURES                                              277                      366

OTHER INCOME (EXPENSE), NET                                                                992                   (1,615)
                                                                                      --------                 --------

LOSS BEFORE BENEFIT FOR INCOME TAXES                                                    (4,096)                 (10,722)

BENEFIT FOR INCOME TAXES                                                                (1,981)                    (300)
                                                                                      --------                 --------

NET LOSS                                                                              $ (2,115)                $(10,422)
                                                                                      ========                 ========

LOSS PER SHARE - BASIC                                                                $  (0.09)                $  (0.43)
                                                                                      ========                 ========

LOSS PER SHARE - DILUTED                                                              $  (0.09)                $  (0.43)
                                                                                      ========                 ========

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC                                               24,437                   24,351
                                                                                      ========                 ========

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED                                             24,437                   24,351
                                                                                      ========                 ========

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                                March 28, 2004    December 28, 2003
ASSETS                                                                          --------------    -----------------
CURRENT ASSETS                                                                   (thousands, except share data)
   Cash and cash equivalents                                                       $  4,295           $  6,613
   Accounts receivable, net of allowances of $10,882 in 2004
       and $10,505 in 2003                                                          183,833            181,288
   Inventories                                                                      106,933             95,882
   Deferred income taxes                                                             15,980             15,676
   Other current assets                                                              24,031             27,116
                                                                                   --------           --------
       Total current assets                                                         335,072            326,575
                                                                                   --------           --------

Property, plant and equipment                                                       412,706            414,680
Less accumulated depreciation                                                      (255,579)          (251,830)
                                                                                   --------           --------
   NET PROPERTY, PLANT AND EQUIPMENT                                                157,127            162,850

GOODWILL                                                                            126,209            126,258

DEBT ISSUANCE COSTS, net of accumulated amortization of $12,334 in 2004
   and $10,648 in 2003                                                               25,509             27,195

DEFERRED INCOME TAXES                                                               112,110            109,658

SOFTWARE COSTS, net of accumulated amortization of $4,102 in 2004
   and $3,603 in 2003                                                                10,124              9,767

INVESTMENT IN AND ADVANCES TO AFFILIATES                                             15,246             14,503

OTHER ASSETS                                                                         17,021             13,100
                                                                                   --------           --------

TOTAL ASSETS                                                                       $798,418           $789,906
                                                                                   ========           ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Revolving credit borrowings                                                    $  98,110          $  96,065
   Current portion of long-term debt                                                  8,933              8,937
   Accounts payable                                                                 104,620             98,319
   Accrued employee compensation and benefits                                        32,896             28,331
   Accrued interest                                                                  22,317             12,376
   Accrued customer rebates                                                          12,143             18,077
   Cash overdrafts                                                                   10,913             12,692
   Other accrued liabilities                                                         21,256             20,632
                                                                                -----------         ----------
       Total current liabilities                                                    311,188            295,429

LONG-TERM DEBT                                                                      636,171            640,621
ACCRUED EMPLOYEE BENEFITS                                                            43,307             43,348
OTHER LIABILITIES                                                                    13,007             13,624
                                                                                -----------         ----------
       Total liabilities                                                          1,003,673            993,022
                                                                                  ---------          ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Preferred Stock, par value $1.00 per share:
     Authorized 5,000,000 shares
     Issued 15,000 shares - Series B in 2004 and 2003                                    15                 15
   Common Stock, par value $.01 per share:
     Authorized 50,000,000 shares
     Issued 27,932,463 shares in 2004 and 27,898,149 shares in 2003                     279                279
   Additional paid-in capital                                                       102,331            102,155
   Accumulated deficit                                                             (239,847)          (237,732)
   Accumulated other comprehensive loss                                             (31,032)           (30,832)
   Common stock held in treasury, at cost:
     3,489,000 shares in 2004 and 2003                                              (27,780)           (27,780)
   Shareholder note receivable                                                       (9,221)            (9,221)
                                                                                 -----------        -----------
       Total stockholders' deficiency                                              (205,255)          (203,116)
                                                                                   --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                     $798,418           $789,906
                                                                                   ========           ========

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                          Quarters Ended
                                                                                   -------------------------
                                                                                   March 28,       March 30,
                                                                                      2004           2003
                                                                                   ---------       ---------
                                                                                         (thousands)
OPERATING ACTIVITIES
   Net loss                                                                        $(2,115)        $(10,422)
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
     Depreciation and amortization                                                   6,366            6,105
     Amortization of debt issuance costs, debt premium
       and debt discount                                                               704            1,439
     Gain on sale of assets                                                           (930)               -
     Other operating activities                                                      4,697             (261)
     Changes in operating assets and liabilities, net                               (7,673)           8,277
                                                                                   -------         --------

         Net cash provided by operating activities                                   1,049            5,138
                                                                                   -------         --------

INVESTING ACTIVITIES
   Capital expenditures                                                             (1,215)          (2,028)
   Proceeds from sale of assets                                                      2,166                -
   Other investing activities                                                         (856)          (1,208)
                                                                                   -------         --------

         Net cash provided by (used for) investing activities                           95           (3,236)
                                                                                   -------         --------

FINANCING ACTIVITIES
   Proceeds from revolving loans                                                     2,045            5,066
   Repayments of long-term debt                                                     (3,728)             (18)
   Decrease in cash overdrafts                                                      (1,779)          (8,749)
                                                                                   -------         --------
         Net cash used for financing activities                                     (3,462)          (3,701)
                                                                                   -------         --------

Net decrease in cash and cash equivalents                                           (2,318)          (1,799)

Cash and cash equivalents at beginning of period                                     6,613            4,524
                                                                                   -------         --------

Cash and cash equivalents at end of period                                         $ 4,295         $  2,725
                                                                                   =======         ========

Supplemental Information:
   Cash paid for interest                                                          $ 7,966         $  7,635
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

Basis of Presentation

     The accompanying condensed consolidated financial statements are unaudited and do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary to present fairly the Company's consolidated financial position and results of operations, have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2003 Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of trends or of results for a full year.

     The condensed consolidated balance sheet as of December 28, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

2.   EARNINGS PER SHARE

     The following table shows the amounts used in computing earnings per share.

                                                                                Quarters Ended
                                                                         ------------------------------
                                                                         March 28,            March 30,
                                                                           2004                 2003
                                                                      (thousands, except per share amounts)
     Basic:
       Net loss                                                          $(2,115)             $(10,422)
                                                                         =======              ========

       Weighted average common shares outstanding                         24,437                24,351
                                                                         =======              ========

       Net loss per share                                                $ (0.09)             $  (0.43)
                                                                         =======              ========

     Diluted:
       Net loss                                                          $(2,115)             $(10,422)
                                                                         =======              ========

       Weighted average common shares outstanding                         24,437                24,351

       Incremental shares resulting from (a)
         Stock options                                                         -                     -
         Convertible preferred stock                                           -                     -
                                                                         -------              --------

       Adjusted weighted average shares                                   24,437                24,351
                                                                         =======              ========

       Net loss per share                                                $ (0.09)             $  (0.43)
                                                                         =======              ========

(a) There is no dilution resulting from potential incremental shares in the quarters ended March 28, 2004 and March 30, 2003 because the Company has a loss and the inclusion of potential incremental shares would be antidilutive.

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

                                                                                     Quarters Ended
                                                                             March 28,           March 30,
                                                                                2004                2003
                                                                           -------------       -------------
                                                                           (thousands, except per share data)
     Net loss as reported                                                    $(2,115)            $(10,422)
     Add:  Stock-based employee compensation
        expense included in reported net loss,
        net of tax benefit                                                         1                    1
     Deduct:  Stock-based employee compensation
        expense determined under fair value
        based method, net of tax benefit                                         (59)                (461)
                                                                             -------             --------
     Proforma net loss                                                       $(2,173)            $(10,882)
                                                                             =======             ========

     Basic loss per share
        As reported                                                          $ (0.09)            $  (0.43)
        Proforma                                                             $ (0.09)            $  (0.45)

     Diluted loss per share
        As reported                                                          $ (0.09)            $  (0.43)
        Proforma                                                             $ (0.09)            $  (0.45)

4.   RESTRUCTURING CHARGES

     The   following   table  sets  forth  the   components   of  the  Company's
restructuring accruals and activity for the quarter ended March 28, 2004:

                                                               Plant Closure       Personnel
                                                  Total          and Leases        Reductions         Other
                                                  -----        -------------       ----------         -----
                                                                         (millions)
     Balance at December 28, 2003                  $9.7             $8.0               $0.9            $0.8
     Restructuring charge                           0.5                -                0.5              -
     Cash spending                                 (1.3)            (0.8)              (0.3)           (0.2)
                                                   ----             ----               ----            ----
     Balance at March 28, 2004                     $8.9             $7.2               $1.1            $0.6
                                                   ====             ====               ====            ====

     The Company expects to spend approximately $3.4 million during the twelve months ending April 3, 2005, with the balance to be spent through 2012.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.   INVENTORIES

     The components of inventories are listed below.

                                         March 28,           December 28,
                                             2004                2003
                                         ---------           ------------
                                                  (thousands)
     Raw materials and supplies          $ 69,535              $61,855
     Work-in-process                       18,457               16,484
     Finished goods                        18,941               17,543
                                         --------              -------
       Total                             $106,933              $95,882
                                         ========              =======

6.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS

     The components of long-term debt and revolving credit borrowings are listed below.

                                                                       March 28,             December 28,
                                                                         2004                   2003
                                                                       ---------             ------------
     Foamex L.P. Senior Secured Credit Facility                                 (thousands)
       Term Loan (1)                                                   $ 44,514               $ 48,214
     Foamex L.P. Secured Term Loan (1)                                   80,000                 80,000
     10 3/4% Senior secured notes due 2009 (2) (4)                      311,426                311,950
     9 7/8% Senior subordinated notes due 2007 (2)                      148,500                148,500
     13 1/2% Senior subordinated notes due 2005 (includes
       $1,306 in 2004 and $1,543 in 2003 of unamortized
       debt premium) (2)                                                 52,891                 53,128
     Industrial revenue bonds (3)                                         7,000                  7,000
     Other (net of unamortized debt discount of $82 in 2004
       and $93 in 2003)                                                     773                    766
                                                                       --------               --------
                                                                        645,104                649,558

     Less current portion                                                 8,933                  8,937
                                                                       --------               --------

     Long-term debt                                                    $636,171               $640,621
                                                                       ========               ========

     Revolving credit borrowings (1)                                   $ 98,110               $ 96,065
                                                                       ========               ========

(1) Subsidiary debt of Foamex L.P., guaranteed by the Company, FMXI, Inc. and Foamex Canada.
(2)  Subsidiary debt of Foamex L.P. and Foamex Capital Corporation.
(3)  Subsidiary debt of Foamex L.P.
(4) Includes $11.4 million in 2004 and $12.0 million in 2003 of deferred credit on interest rate swap transactions.

Senior Secured Credit Facility

     The $240.0 Million Senior Secured Credit Facility consists of a revolving credit facility with a maximum availability of $190.0 million and an initial term loan of $50.0 million. The revolving credit facility includes a $50.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable and inventory. At March 28, 2004, Foamex L.P. had available borrowings of approximately $45.7 million and letters of credit outstanding of $21.4 million. Borrowings under the term loan are limited to eligible amounts, as defined, of equipment and real estate. Substantially all the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the revolving credit facility and the term loan bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At March 28, 2004, the weighted average interest rates were 4.30% and 4.36% for the revolving loans and the term loan, respectively. The term loan requires quarterly installment payments of

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

approximately $1.8 million, which commenced on September 30, 2003. All borrowings under the $240.0 Million Senior Secured Credit Facility will mature on April 30, 2007. The $240.0 Million Senior Secured Credit Facility includes both a subjective acceleration clause and a lockbox arrangement which requires all lockbox receipts be used to repay revolving credit borrowings. Accordingly, borrowings under the revolving credit facility are classified as current in the accompanying condensed consolidated balance sheets as of March 28, 2004 and December 28, 2003 as required by Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lockbox Arrangement" ("EITF No. 95-22").

     The $80.0 million term loan facility (the "Secured Term Loan") will mature on April 30, 2007. Borrowings under this facility will bear interest at a rate that is 9.25% plus the greater of the Reference Rate, as defined, or 4.25%. The minimum rate, which is in effect as of March 28, 2004, is 13.50%. In addition, Foamex L.P. is subject to a 1.00% facility fee which is payable annually on the anniversary date. Borrowings under the Secured Term Loan are collateralized by the same collateral as the $240.0 Million Senior Secured Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan.

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

     Upon the occurrence of a change of control, as defined, each holder will have the right to require Foamex L.P. to tender for such notes at a price in cash equal to 101.0% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any.

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

9 7/8% Senior Subordinated Notes

     The 9 7/8% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and are due on June 15, 2007. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable June 15 and December 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 15, 2002. The initial

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

redemption was 104.938% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after June 15, 2005. At March 28, 2004, the redemption price was 103.292% plus accrued and unpaid interest.

     Upon the occurrence of a change of control, as defined, each holder will have the right to require Foamex L.P. to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon. The notes are subordinated in right of payment to all senior indebtedness and are pari passu in right of payment to the 13 1/2% Senior Subordinated Notes (described below).

13 1/2% Senior Subordinated Notes

     The 13 1/2% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and are due on August 15, 2005. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable semiannually on February 15 and August 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after August 15, 2000. The initial redemption was 106.75% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after August 15, 2004. At March 28, 2004, the redemption price was 101.6875% plus accrued and unpaid interest.

     Upon the occurrence of a change of control, as defined, each holder will have the right to require Foamex L.P. to tender for such notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, thereon. The notes are subordinated in right of the payment of all senior indebtedness and are pari passu in right of payment to the 9 7/8% Senior Subordinated Notes (described above).

Industrial Revenue Bonds ("IRBs")

     IRB debt includes a $1.0 million bond that matures in 2005 and a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At March 28, 2004, the interest rate was 1.10% on the $1.0 million bond and 1.09% on the $6.0 million bond. The maximum interest rate for either of the IRBs is 15.0% per annum.

     If Foamex L.P. exercises its option to convert the bonds to a fixed interest rate structure, the IRBs are redeemable at the option of the bondholders. The obligations are collateralized by certain properties, which have an approximate net carrying value of $10.9 million at March 28, 2004.

Other

     Other debt includes a non-interest bearing promissory note with a principal amount of $0.9 million at March 28, 2004 issued in connection with increasing the Company's interest in an Asian joint venture to 70.0% in 2001. The promissory note had unamortized discount of $0.1 million at March 28, 2004.

Debt Covenants

     The indentures and other indebtedness agreements contain certain covenants that limit, among other things, the ability of the Company's subsidiaries (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interests, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets, or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Under the most restrictive of the distribution restrictions, the Company could be paid by its subsidiaries, as of March 28, 2004, funds only to the extent to enable the Company to meet its tax payment liabilities and its normal operating expenses of up to $1.5 million annually, so long as no default or event of default has occurred.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

     Under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan, Foamex L.P. is subject to a minimum fixed charge coverage ratio, as defined, of 1.00. For the three quarters ended March 28, 2004, Foamex L.P.'s fixed charge coverage ratio was 1.05. Foamex L.P. is also subject to a maximum annual capital expenditure amount which is $36.0 million for the year ending January 2, 2005.

Maturities of Long-Term Debt

     Scheduled maturities of long-term debt as of March 28, 2004 are shown below (thousands):

     Three quarters ending January 2, 2005                            $  7,148
     2005                                                               60,578
     2006                                                                7,143
     2007                                                              251,585
     2008                                                                    -
     Thereafter                                                        306,000
                                                                      --------
                                                                       632,454

     Unamortized debt premium/discount and fair
         value adjustment, net                                          12,650
                                                                      --------

     Total                                                            $645,104
                                                                      ========

7.   RETIREE BENEFIT PLANS

     Components of net periodic pension benefit cost are listed below:

                                                          Quarters Ended
                                                    --------------------------
                                                    March 28,        March 30,
                                                       2004             2003
                                                    ---------        ---------
                                                          (thousands)
     Service cost                                    $1,270            $  971
     Interest cost                                    1,802             1,548
     Expected return on plan assets                  (1,698)           (1,242)
     Amortization of transition assets                  (18)              (17)
     Amortization of prior service benefit              (27)              (27)
     Amortization of net loss                           704               621
                                                     ------            ------

     Net periodic pension benefit cost               $2,033            $1,854
                                                     ======            ======

     The Company previously disclosed that it anticipated estimated retiree benefit plan contributions of $11.8 million for fiscal 2004. During the quarter ending March 28, 2004, the Company contributed $0.1 million and there has been no change in estimated contributions for fiscal 2004. Actuarial valuations are in process for fiscal 2004 that will determine the actual contribution requirements and net periodic pension benefit cost.

8.   INCOME TAXES

     The effective tax rate was 48.4% for the quarter ended March 28, 2004 and was based on the forecasted annual rate for 2004 applied to the loss for the quarter ended March 28, 2004. The higher effective tax rate compared to the Federal statutory rate of 35% was primarily related to the U.S. taxation of earnings from the Company's Canadian subsidiary and a higher effective tax rate applicable to the Company's Mexican subsidiaries. Partially offsetting this increase was the impact of equity income from a joint venture, which is considered permanently invested with no deferred tax liabilities recognized.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.   INCOME TAXES (continued)

     The effective tax benefit rate for 2003 was 2.8%. The lower effective tax rate compared to the Federal statutory rate of 35% was primarily related to a high percentage of forecasted equity income from the joint venture, for which no deferred tax liabilities were recognized.

9.   COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are listed below.

                                                        Quarters Ended
                                                 ----------------------------
                                                 March 28,          March 30,
                                                    2004              2003
                                                 ---------          ---------
                                                        (thousands)
     Net loss                                    $(2,115)           $(10,422)
     Foreign currency translation adjustments       (200)              1,567
                                                 -------            --------
     Total comprehensive loss                    $(2,315)           $ (8,855)
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

     Segment results are presented below.


                                                   Carpet
                                         Foam      Cushion      Automotive     Technical
                                       Products    Products      Products      Products      Other         Total
                                       --------    --------     ----------     ---------    ---------     --------
                                                                   (thousands)
Quarter ended March 28, 2004
Net sales                              $134,395     $46,098      $94,000       $31,087      $  8,038      $313,618
Income (loss) from operations          $ 16,280     $ 1,303      $ 5,023       $ 8,856      $(18,216)     $ 13,246
Depreciation and amortization          $  2,816     $   774      $   628       $   713      $  1,435      $  6,366

Quarter ended March 30, 2003
Net sales                              $118,230     $49,137     $121,145       $32,388      $  7,251      $328,151
Income (loss) from operations          $  6,937     $  (616)    $  9,437       $ 8,932      $(15,052)     $  9,638
Depreciation and amortization          $  2,756     $   798     $    685       $   723      $  1,143      $  6,105

11.  COMMITMENTS AND CONTINGENCIES

Litigation

     The Company is party to various lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on the Company's financial position, results of operations or cash flows. If management's assessment of the Company's liability relating to these actions is incorrect, these actions could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11.  COMMITMENTS AND CONTINGENCIES (continued)

     As of March 28, 2004, the Company had accrued approximately $1.0 million for litigation and other matters in addition to the environmental matters discussed below.

Environmental and Health and Safety

     The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of March 28, 2004, the Company had accruals of approximately $2.3 million for environmental matters, including approximately $2.1 million related to remediating and monitoring soil and groundwater contamination and approximately $0.2 million related to sites where the Company has been designated as a Potentially Responsible Party or "PRP" and other matters. Additional losses, if any, in excess of amounts currently accrued, cannot be reasonably estimated at this time. If there are additional matters or if current estimates are incorrect, there could be a material adverse effect on the Company's financial position, results of operations and cash flows.

     On August 31, 2002, Environment Canada, the Canadian environmental regulatory agency, finalized a rule which would require flexible polyurethane foam manufacturing operations to reduce methylene chloride (dichloromethane) air emissions. The proposed rule establishes a 50.0% reduction in methylene chloride emissions by December 1, 2004 and 100.0% reductions by January 1, 2007. The Company does not believe that this standard will require it to make material expenditures for its Canadian plants.

     The Company previously had reported to the appropriate state authorities that it had found soil and/or groundwater contamination in excess of state standards at certain locations. Seven sites are currently in various stages of investigation or remediation. Accordingly, the extent of contamination and the ultimate liability is not known with certainty for all sites. During 2000, the Company reached an indemnification agreement with the former owner of the Morristown, Tennessee facility. The agreement allocates the incurred and future remediation costs between the former owner and the Company. The estimated allocation of future costs for the remediation of this facility is not significant, based on current known information. The former owner was Recticel Foam Corporation, a subsidiary of Recticel s.a.

     The Company has either upgraded or closed all underground storage tanks at its facilities in accordance with applicable regulations.

     The Comprehensive Environmental Response, Compensation and Liability Act, or "CERCLA," and comparable state laws impose liability without fault for the costs of cleaning up contaminated sites on certain classes of persons that contributed to the release of hazardous substances into the environment at those sites, for example, by generating wastes containing hazardous substances which were disposed at such sites. The Company is currently designated as a PRP by the EPA or by state environmental agencies or other PRPs, pursuant to CERCLA or analogous state statutes, with respect to eleven sites. Estimates of total cleanup costs and fractional allocations of liability are often provided by the EPA, the state environmental agency or the committee of PRPs with respect to the specified site. Based on these estimates (to the extent available) and on known information, in each case and in the aggregate, the Company does not expect additional costs, if any, to be material to liquidity, results of operations or financial position.

     The possibility exists that new environmental legislation and/or environmental regulations may be adopted or other environmental conditions, including the presence of previously unknown environmental contamination, may be found to exist or a reassessment of the potential exposure to pending environmental matters may be necessary due to new information or future developments, that may require expenditures not currently anticipated and that may be material.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

         SUMMARIZED FINANCIAL INFORMATION OF FOAMEX ASIA COMPANY LIMITED
                                (Amounts in Baht)
                                   (unaudited)

                                                      Quarters Ended
                                          ------------------------------------
                                             March 31,              March 31,
                                               2004                   2003
                                          -------------          -------------

     Net sales                              393,798,886            409,905,855
                                            ===========            ===========

     Net income                              13,564,079             23,260,866
                                            ===========            ===========

                                                                     As of
                                            March 31,            December 31,
                                              2004                   2003
                                          -------------          -------------

     Total assets                         1,326,031,965          1,386,481,689
                                          =============          =============

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

     This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's present expectations and beliefs about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and we are under no obligation to, and expressly disclaim any obligation to, update or alter forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 28, 2004 COMPARED TO THE QUARTER ENDED MARCH 30, 2003

                                                   Carpet
                                         Foam      Cushion      Automotive    Technical
                                       Products    Products      Products     Products       Other         Total
                                       --------    --------     ----------    ---------    --------       ---------
                                                                   (thousands)
Quarter ended March 28, 2004
Net sales                              $134,395     $46,098      $94,000       $31,087     $  8,038       $313,618
Income (loss) from operations          $ 16,280     $ 1,303      $ 5,023       $ 8,856     $(18,216)      $ 13,246
Depreciation and amortization          $  2,816     $   774      $   628       $   713     $  1,435       $  6,366
Income (loss) from operations
   as a percentage of net sales            12.1%        2.8%         5.3%         28.5%       n.m.*            4.2%

Quarter ended March 30, 2003
Net sales                              $118,230     $49,137     $121,145       $32,388     $  7,251       $328,151
Income (loss) from operations          $  6,937     $  (616)    $  9,437       $ 8,932     $(15,052)      $  9,638
Depreciation and amortization          $  2,756     $   798     $    685       $   723     $  1,143       $  6,105
Income (loss) from operations
   as a percentage of net sales             5.9%       (1.3%)        7.8%         27.6%       n.m.*            2.9%

* not meaningful

Income from Operations

     Net sales for the quarter ended March 28, 2004 decreased 4% to $313.6 million from $328.2 million in the quarter ended March 30, 2003. The decrease was primarily attributable to lower net sales in the Automotive Products segment, due to lower volume including sourcing actions by major customers, partially offset by higher net sales in the Foam Products segment primarily due to higher volume and improved product mix.

     The gross profit was $39.8 million, or 12.7% of net sales, in the quarter ended March 28, 2004 compared to $30.5 million, or 9.3% of net sales, in the 2003 period. Gross profit margin continues to improve from the unusually low levels experienced in late 2002 and early 2003 primarily due to profit improvements in Foam Products and lower operating costs in Carpet Cushion Products, partially offset by the lower volume in the Automotive Products segment.

     Income from operations for the quarter ended March 28, 2004 was $13.2 million, or 4.2% of net sales, which represented a 37% increase from $9.6 million, or 2.9% of net sales, reported during the 2003 period. The improved gross profit margin, described above, was partly offset by higher selling, general and administrative expenses. Selling, general and administrative expenses increased $5.1 million, or 24%, due primarily to a $3.7 million charge to bad debt expense as a result of a customer bankruptcy along with employee termination costs and higher promotional expenses. Restructuring charges were $0.5 million in 2004 as we eliminated a number of sales and administrative positions.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     We anticipate net sales to continue to be lower than 2003 primarily due to declines in the Automotive Products segment, while overall operating margins should continue to be improved from 2003.

     Foam Products

     Foam Products net sales for the quarter ended March 28, 2004 increased 14% to $134.4 million from $118.2 million in the 2003 period primarily due to higher volumes of value-added products. Income from operations increased 135%, to $16.3 million in the quarter ended March 28, 2004 from $6.9 million in the 2003 period principally as a result of the improved volume mix. Income from operations was 12.1% of net sales in 2004, up from 5.9% in 2003.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the quarter ended March 28, 2004 decreased 6% to $46.1 million from $49.1 million in the 2003 period on volume declines. We closed several carpet cushion facilities during 2002 and 2003. Income from operations was $1.3 million in the quarter ended March 28, 2004 compared to a $0.6 million loss in the 2003 period as lower raw material costs and manufacturing costs from the 2002 and 2003 plant closures led to improved margins. Income from operations represented 2.8% of net sales in 2004 and the loss from operations was 1.3% of net sales in 2003.

     Automotive Products

     Automotive Products net sales for the quarter ended March 28, 2004 decreased 22% to $94.0 million from $121.1 million in the 2003 period. The decline was primarily due to lower volume including sourcing actions by our major customers. We anticipate this trend of lower volumes in this segment will continue with total 2004 net sales expected to be approximately $380.0 million compared to $447.1 million in 2003. Income from operations decreased 47% to $5.0 million in the 2004 period compared to $9.4 million in the 2003 period, principally due to the decline in sales volume and higher operating costs. Income from operations represented 5.3% of net sales in 2004 and 7.8% of net sales in 2003.

     Technical Products

     Net sales for Technical Products for the quarter ended March 28, 2004 decreased 4% to $31.1 million from $32.4 million in the 2003 period. Increases in unit volume were more than offset by lower average selling prices due to product mix. Income from operations was $8.9 million in the 2004 period nearly the same as in the 2003 period. Income from operations represented 28.5% of net sales in 2004 compared to 27.6% of net sales in 2003.

     Other

     Other primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to business segments and restructuring, impairment and other charges (credits). The increased loss from operations primarily reflects higher bad debt expense and a restructuring charge of $0.5 million.

     During the quarter ended March 28, 2004, our Chairman resigned by mutual agreement with the Board of Directors. The $1.4 million of cost associated with his separation agreement has been largely offset by the reversal of amounts related to retirement provisions of his prior employment contract that are no longer payable under the terms of his separation agreement.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $18.6 million in the quarter ended March 28, 2004, which represented a 3% decrease from the 2003 period expense of $19.1 million. The decrease is primarily due to lower amortization of debt issuance costs.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Income from Equity Interest in Joint Ventures

     The income from equity interests was $0.3 million for the quarter ended March 28, 2004 compared to income of $0.4 million in the 2003 period.

     Other Income (Expense), Net

     Other income, net was $1.0 million for the quarter ended March 28, 2004 compared to other expense of $1.6 million for the quarter ended March 30, 2003. The 2004 period includes foreign currency transaction gains of $0.3 million, principally related to operations in Mexico, compared to foreign currency transaction losses of $1.4 million related to operations in both Mexico and Canada in 2003. Also included in 2004 were $0.9 million of gains on asset disposals.

     Benefit for Income Taxes

     The effective tax rate was 48.4% for the quarter ended March 28, 2004 and was based on the forecasted annual rate for 2004 applied to the loss for the quarter ended March 28, 2004. The higher effective tax rate compared to the Federal statutory rate of 35% was primarily related to the U.S. taxation of earnings from the Company's Canadian subsidiary and a higher effective tax rate applicable to the Company's Mexican subsidiaries. Partially offsetting this increase was the impact of equity income from a joint venture, which is considered permanently invested with no deferred tax liabilities recognized.

     The effective tax benefit rate for 2003 was 2.8%. The lower effective tax rate compared to the Federal statutory rate of 35% was primarily related to a high percentage of forecasted equity income from the joint venture, for which no deferred tax liabilities are recognized.

     We have net deferred tax assets of $124.4 million as of March 28, 2004 that primarily represent the benefit of future tax deductions and net operating loss carryforwards available to offset future taxable income in the U.S. In order to realize these assets, we must generate sufficient U.S. taxable income in the future. Our net operating loss carryfowards of approximately $267.3 million as of December 28, 2003 expire from 2010 to 2023. If we are unable to generate sufficient future taxable income to utilize the net operating loss carryforwards on a timely basis, we may need to establish a valuation allowance against some or all of our deferred tax assets. We evaluate our deferred tax assets on a quarterly basis to determine if there is a change in circumstances that may cause a change in our judgment about the realizability of deferred tax assets. Any valuation allowance that may be required to be established as a result of this evaluation process could have a material adverse effect on future results of operations.

     Liquidity and Capital Resources

     Our operations are conducted through our wholly-owned subsidiary, Foamex L.P. Our liquidity requirements consist primarily of the operating cash requirements of Foamex L.P.

     Foamex L.P.'s liquidity requirements consist principally of the need to fund accounts receivable, inventory and accounts payable, scheduled payments of interest on outstanding indebtedness, capital expenditures and employee and non-employee benefits. We believe that cash flow from Foamex L.P.'s operating activities, cash on hand and periodic borrowings under its credit facility will be adequate to meet our liquidity requirements for the next twelve months. Scheduled principal payments on Foamex L.P.'s debt are not significant until the second half of 2005 when the $51.6 million of 13 1/2% Senior Subordinated Notes mature (see Note 6 to the condensed consolidated financial statements). The ability of Foamex L.P. to make distributions to us is restricted by the terms of its financing agreements. We expect to have only limited access to the cash flow generated by Foamex L.P. for the foreseeable future.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Cash and cash equivalents were $4.3 million at March 28, 2004 compared to $6.6 million at December 28, 2003. Working capital at March 28, 2004 was $23.9 million and the current ratio was 1.08 to 1 compared to working capital at December 28, 2003 of $31.1 million and a current ratio of 1.11 to 1.

     Total long-term debt and revolving credit borrowings at March 28, 2004 were $743.2 million, down $2.4 million from December 28, 2003. As of March 28, 2004, there were $98.1 million of revolving credit borrowings under the $240.0 Million Senior Secured Credit Facility with $45.7 million available for borrowings and $21.4 million of letters of credit outstanding. Revolving credit borrowings at March 28, 2004 reflect working capital requirements.

     The $240.0 Million Senior Secured Credit Facility consists of a revolving credit facility with a maximum availability of $190.0 million and an initial term loan of $50.0 million. The revolving credit facility includes a $50.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable and inventory. Borrowings under the term loan are limited to eligible amounts, as defined, of equipment and real estate. Substantially all the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the revolving credit facility and the term loan bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At March 28, 2004, the weighted average interest rates were 4.30% and 4.36% for the revolving loans and the term loan, respectively. The term loan requires quarterly installment payments of approximately $1.8 million. All borrowings under the $240.0 Million Senior Secured Credit Facility will mature on April 30, 2007.

     The $80.0 million Secured Term Loan will mature on April 30, 2007. Borrowings under this facility bear interest at a rate that is 9.25% plus the greater of Reference Rate, as defined, or 4.25%. The minimum rate, which was in effect as of March 28, 2004, is 13.50%. In addition, Foamex L.P. is subject to a 1.00% facility fee which is payable annually on the anniversary date. Borrowings under the Secured Term Loan are collateralized by the same collateral as the $240.0 Million Senior Secured Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan.

     Under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan, Foamex L.P. is subject to a minimum fixed charge coverage ratio, as defined, of 1.00. For the three quarters ended March 28, 2004, Foamex L.P.'s fixed charge coverage ratio was 1.05. Foamex L.P. is also subject to a maximum annual capital expenditure amount which is $36.0 million for the year ending January 2, 2005.

     Our 13 1/2% Senior Subordinated Notes with a face value of $51.6 million are due on August 15, 2005. We must generate sufficient cash flow to repay these notes or obtain additional financing. However, we may not be able to obtain financing at a reasonable cost, or at all, which may have a material adverse effect on our financial condition. We may, from time to time, directly or indirectly make purchases of these notes or our other public debt in the open market or in private transactions.

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

     In the second quarter of 2004, we renewed a lease agreement for a foam pouring facility that expired in 2004 and we anticipate the ability to renew other facility leases that expire in 2004. The lease renewal on the foam pouring facility will increase rent expense by approximately $0.8 million annually.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     We anticipate contributing approximately $11.8 million to our pension plans in 2004. Actuarial valuations are in process for fiscal 2004 that will determine the actual funding requirements.

     Cash Flow from Operating Activities

     Cash provided by operating activities in the quarter ended March 28, 2004 was $1.0 million compared to cash provided of $5.1 million in the quarter ended March 30, 2003. Inventories increased $11.1 million in the quarter ended March 28, 2004, while accounts payable increased by $6.3 million. The increases in inventories and accounts payable are primarily due to advance purchases of major chemical raw materials in anticipation of price increases.

     Cash Flow from Investing Activities

     Investing activities provided $0.1 million for the quarter ended March 28, 2004. Cash requirements included capital expenditures of $1.2 million and capitalized software development costs of $0.9 million. These uses were offset by proceeds from asset disposals of $2.2 million. In the quarter ended March 30, 2003, cash used for investing activities was $3.2 million, which consisted of capital expenditures of $2.0 million and capitalized software development costs of $1.2 million. The estimated capital expenditures and software development costs for the full year 2004 are expected to be approximately $10.0 million and approximately $4.2 million, respectively.

     Cash Flow from Financing Activities

     Cash used for financing activities was $3.5 million for the quarter ended March 28, 2004 and consisted principally of scheduled payments of the term loan under the $240.0 Million Senior Secured Facility and the net proceeds from the asset sale used to make an additional payment on the Term Loan as required under the facility. Cash used for financing activities in 2003 was $3.7 million consisting of a decrease in cash overdrafts, partially offset by an increase in revolver borrowings.

     Environmental Matters

     We are subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with our compliance with such laws and regulations did not have a material adverse effect on our operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded in connection with environmental matters as of March 28, 2004 was $2.3 million. Although it is possible that new information or future developments could require us to reassess its potential exposure to all pending environmental matters, including those described in Note 11 to our condensed consolidated financial statements, we believe that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on our operations, financial position, capital expenditures or competitive position.

     Market Risk

     The Company has debt securities with variable interest rates subject to market risk for changes in interest rates. On March 28, 2004, indebtedness with variable interest rates aggregated $229.6 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $2.3 million.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See the "Market Risk" section under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 4.    CONTROLS AND PROCEDURES.

     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. In designing and evaluating the disclosure controls and procedures, management recognizes that any system of controls and procedures, no matter how well designed and executed, can provide only reasonable assurance of achieving the desired control objectives.

     On April 2, 2004, the Company filed a current report on Form 8-K which disclosed that the Company's former independent public accountants had communicated certain matters to the Company involving internal controls that they considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants. A reportable condition is an internal control weakness that represents a significant deficiency in the design or operation of internal control which could adversely affect an organization's ability to record, process, summarize and report financial data consistent with management's assertions in the financial statements. These reportable conditions concerned matters relating to: (1) the integration of the Company's information technology systems; (2) the design and operation of access and security controls of the Company's information technology systems; (3) inventory procedures, processes and systems, including both performance and review and (4) the preparation of the Company's quarterly financial reports.

     Management, under the guidance of the Audit Committee, is in the process of remediating the reportable conditions. The Company is in the process of installing a new enterprise-wide information technology system which it expects to substantially complete and implement by the end of 2005. Several modules of the system have already been installed and others are currently in the process of being implemented. The Company has addressed and remediated substantially all of the information technology security issues. The Company has implemented certain improved inventory procedures and processes at each of its facilities and is taking appropriate actions to ensure their effectiveness including more formalized training of personnel and additional management oversight. The Company performs monthly physical counts and reconciliations of inventory at each of its plants and will continue to do so until perpetual inventory records are implemented upon completion of the enterprise wide information technology system. The inventory procedures are formally documented and include requirements that account reconciliations are reviewed monthly and a checklist of the tasks performed are prepared and reviewed monthly. The Company has strengthened and continues to address the controls over the preparation of its quarterly financial reports including more extensive and stringent analytical review procedures applied to its results as well as developing task logs and checklists to facilitate the accuracy and completeness of its financial statements and required disclosures. The Company has codified and standardized closing journal entries across it facilities and has formalized the review and approval process for such journal entries. Additionally, the Company has implemented a standardized consolidation and reporting system.

     The Company does not consider the reportable conditions discussed above, either individually or in the aggregate, to be a material weakness as that term is defined under standards established by the American Institute of Certified Public Accountants. As discussed above, the Company is taking actions to remediate the reportable conditions and has concluded that the existence of the reportable conditions does not have a material impact on its disclosure controls and procedures.

     The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of March 28, 2004 and have concluded that the Company's disclosure controls and procedures were effective as of March 28, 2004. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, also evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Other than as described above, there have been no changes that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information.

Item 1.   Legal Proceedings.

          Reference is made to the description of the legal proceedings contained in the Company's Annual Report on Form 10-K for the year ended December 28, 2003. The information from Note 11 to the condensed consolidated financial statements is incorporated herein by reference.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits

          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) The Company has filed the following Current Reports on Form 8-K for the quarter ended March 28, 2004:

          On January 22, 2004, a Form 8-K furnishing a copy of a Press Release relating to the restatement of the first three quarters of 2003.

          On February 11, 2004, a Form 8-K announcing the election of Raymond E. Mabus as Chairman of the Board of Directors and the resignation of Marshall S. Cogan.

          On February 23, 2004, a Form 8-K furnishing as an exhibit, the Separation Agreement and General Release by and between Marshall S. Cogan and the Company.

          On March 2, 2004, a Form 8-K furnishing a copy of the Company's earnings press release for the year ended December 28, 2003.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         FOAMEX INTERNATIONAL INC.

Date:  May 7, 2004                       By:   /s/ K. Douglas Ralph
                                               --------------------------------
                                               K. Douglas Ralph
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Duly Authorized Officer)


Date:  May 7, 2004                       By:   /s/ Bruno Fontanot
                                               --------------------------------
                                               Bruno Fontanot
                                               Senior  Vice  President - Finance
                                               and  Chief  Accounting Officer