Form 10-Q
period 2004-06-27
FOAMEX INTERNATIONAL INC
filed 2004-08-06
CIK 912908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 2004

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

The number of shares of the registrant's common stock outstanding as of August 2, 2004 was 24,443,463.

                            FOAMEX INTERNATIONAL INC.

                                      INDEX

                                                                                                               Page
Part I.  Financial Information

         Item 1.  Financial Statements (unaudited).
                  Condensed Consolidated Statements of Operations - Quarters and Two Quarters
                     Ended June 27, 2004 and June 29, 2003                                                       3

                  Condensed Consolidated Balance Sheets as of June 27, 2004 and December 28, 2003                4

                  Condensed Consolidated Statements of Cash Flows - Two Quarters Ended
                     June 27, 2004 and June 29, 2003                                                             5

                  Notes to Condensed Consolidated Financial Statements                                           6

                  Summarized Financial Information of Foamex Asia Company Limited                               15

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.                                                                                16

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                   22

         Item 4.  Controls and Procedures.                                                                      23

Part II. Other Information

         Item 1.  Legal Proceedings.                                                                            24

         Item 2.  Changes in Securities.                                                                        24

         Item 4.  Submission of Matters to a Vote of Security Holders.                                          24

         Item 6.  Exhibits and Reports on Form 8-K.                                                             25

Signatures                                                                                                      26


PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                  Quarters Ended             Two Quarters Ended
                                                             -----------------------       -----------------------
                                                             June 27,       June 29,       June 27,       June 29,
                                                               2004           2003           2004           2003
                                                             --------       --------       --------       --------
                                                                      (thousands, except per share amounts)
NET SALES                                                    $314,140       $337,637       $627,758       $665,788

COST OF GOODS SOLD                                            273,959        298,963        547,818        596,577
                                                             --------       --------       --------       --------

GROSS PROFIT                                                   40,181         38,674         79,940         69,211

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                     21,807         19,315         47,792         40,214

RESTRUCTURING CHARGES (CREDITS)                                 1,716         (1,551)         2,244         (1,551)
                                                             --------       --------       --------       --------

INCOME FROM OPERATIONS                                         16,658         20,910         29,904         30,548

INTEREST AND DEBT ISSUANCE EXPENSE                             18,598         19,378         37,209         38,489

INCOME (LOSS) FROM EQUITY INTEREST IN
   JOINT VENTURES                                                  (2)           513            275            879

OTHER INCOME (EXPENSE), NET                                      (740)          (233)           252         (1,848)
                                                             --------       --------       --------       --------

INCOME (LOSS) BEFORE BENEFIT FOR
   INCOME TAXES                                                (2,682)         1,812         (6,778)        (8,910)

BENEFIT FOR INCOME TAXES                                          (65)        (1,633)        (2,046)        (1,933)
                                                             --------       --------       --------       --------

NET INCOME (LOSS)                                            $ (2,617)      $  3,445       $ (4,732)      $ (6,977)
                                                             ========       ========       ========       ========


NET INCOME (LOSS) PER SHARE - BASIC                          $  (0.11)      $   0.14       $  (0.19)      $  (0.29)
                                                             ========       ========       ========       ========

NET INCOME (LOSS) PER SHARE - DILUTED                        $  (0.11)      $   0.13       $  (0.19)      $  (0.29)
                                                             ========       ========       ========       ========

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC                      24,443         24,407         24,440         24,379
                                                             ========       ========       ========       ========

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED                    24,443         25,914         24,440         24,379
                                                             ========       ========       ========       ========




          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)


                                                                           June 27, 2004     December 28, 2003
                                                                           -------------     -----------------
ASSETS                                                                       (thousands, except share data)
CURRENT ASSETS
   Cash and cash equivalents                                                  $  4,640            $  6,613
   Accounts receivable, net of allowances of $11,597 in 2004
     and $10,505 in 2003                                                       183,778             181,288
   Inventories                                                                 100,227              95,882
   Deferred income taxes                                                        16,401              15,676
   Other current assets                                                         21,641              27,116
                                                                              --------            --------
       Total current assets                                                    326,687             326,575

Property, plant and equipment                                                  410,635             414,680
Less accumulated depreciation                                                 (258,297)           (251,830)
                                                                              --------            --------
   NET PROPERTY, PLANT AND EQUIPMENT                                           152,338             162,850

GOODWILL                                                                       126,078             126,258

DEBT ISSUANCE COSTS, net of accumulated
   amortization of $14,008 in 2004 and $10,648 in 2003                          23,835              27,195

DEFERRED INCOME TAXES                                                          111,526             109,658

SOFTWARE COSTS, net of accumulated amortization of $4,602 in
   2004 and $3,603 in 2003                                                      10,415               9,767

INVESTMENT IN AND ADVANCES TO AFFILIATES                                        15,291              14,503

OTHER ASSETS                                                                    20,315              13,100
                                                                              --------            --------

TOTAL ASSETS                                                                  $786,485            $789,906
                                                                              ========            ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Revolving credit borrowings                                                $115,130            $ 96,065
   Current portion of long-term debt                                             8,931               8,937
   Accounts payable                                                             92,835              98,319
   Accrued employee compensation and benefits                                   33,153              28,331
   Accrued interest                                                             11,910              12,376
   Accrued customer rebates                                                     13,356              18,077
   Cash overdrafts                                                              10,381              12,692
   Other accrued liabilities                                                    19,506              20,632
                                                                              --------            --------

       Total current liabilities                                               305,202             295,429

LONG-TERM DEBT                                                                 633,602             640,621
ACCRUED EMPLOYEE BENEFITS                                                       43,174              43,348
OTHER LIABILITIES                                                               12,952              13,624
                                                                              --------            --------
       Total liabilities                                                       994,930             993,022
                                                                              --------            --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Preferred Stock, par value $1.00 per share:
     Authorized 5,000,000 shares
     Issued 15,000 shares - Series B in 2004 and 2003                               15                  15
   Common Stock, par value $.01 per share:
     Authorized 50,000,000 shares
     Issued 27,932,463 shares in 2004 and 27,898,149 shares in 2003                279                 279
   Additional paid-in capital                                                  102,328             102,155
   Accumulated deficit                                                        (242,464)           (237,732)
   Accumulated other comprehensive loss                                        (31,602)            (30,832)
   Common stock held in treasury, at cost:
     3,489,000 shares in 2004 and 2003                                         (27,780)            (27,780)
   Shareholder note receivable                                                  (9,221)             (9,221)
                                                                              --------            --------
       Total stockholders' deficiency                                         (208,445)           (203,116)
                                                                              --------            --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                $786,485            $789,906
                                                                              ========            ========

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                       Two Quarters Ended
                                                                                   -------------------------
                                                                                    June 27,        June 29,
                                                                                     2004             2003
                                                                                   ---------        --------
OPERATING ACTIVITIES                                                                     (thousands)
   Net loss                                                                        $(4,732)         $(6,977)
   Adjustments to reconcile net loss to net cash provided
     by (used for) operating activities:
     Depreciation and amortization                                                  12,210           12,956
     Amortization of debt issuance costs, debt premium
        and debt discount                                                            1,368            2,877
     Gain on sale of assets                                                         (1,004)               -
     Other operating activities                                                      5,360              688
     Changes in operating assets and liabilities, net                              (23,922)           3,566
                                                                                   -------          -------

         Net cash provided by (used for) operating activities                      (10,720)          13,110
                                                                                   -------          -------

INVESTING ACTIVITIES
   Capital expenditures                                                             (3,110)          (3,165)
   Proceeds from sale of assets                                                      2,243                -
   Other investing activities                                                       (1,647)          (2,197)
                                                                                   -------          -------

         Net cash used for investing activities                                     (2,514)          (5,362)
                                                                                   -------          -------

FINANCING ACTIVITIES
   Proceeds from (repayments of) revolving loans                                    19,064             (979)
   Repayments of long-term debt                                                     (5,492)             (29)
   Decrease in cash overdrafts                                                      (2,311)          (3,232)
                                                                                   -------          -------

         Net cash provided by (used for) financing activities                       11,261           (4,240)
                                                                                   -------          -------

Net increase (decrease) in cash and cash equivalents                                (1,973)           3,508

Cash and cash equivalents at beginning of period                                     6,613            4,524
                                                                                   -------          -------

Cash and cash equivalents at end of period                                         $ 4,640          $ 8,032
                                                                                   =======          =======

Supplemental Information:
   Cash paid for interest                                                          $36,307          $35,810
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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

Organization

     Foamex   International  Inc.  (the  "Company")  operates  in  the  flexible polyurethane and advanced polymer foam products industry. The Company's operations are primarily conducted through its wholly owned subsidiary, Foamex L.P. Foamex L.P. conducts foreign operations through Foamex Canada Inc. ("Foamex Canada"), Foamex Latin America, Inc. and Foamex Asia, Inc. Financial information concerning the business segments of the Company is included in Note 10.

Basis of Presentation

     The accompanying condensed consolidated financial statements are unaudited and do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the Company's consolidated financial position and results of operations have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2003 Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of trends or of results for a full year.

     The condensed consolidated balance sheet as of December 28, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

2.   EARNINGS PER SHARE

     The following table shows the amounts used in computing earnings per share.

                                                            Quarters Ended             Two Quarters Ended
                                                       -----------------------       -----------------------
                                                       June 27,       June 29,       June 27,       June 29,
                                                       2004(a)        2003(b)        2004(a)        2003 (a)
                                                       -------        --------       --------       --------
                                                              (thousands, except per share amounts)
     Basic:
       Net income (loss)                               $(2,617)        $3,445        $(4,732)       $(6,977)
                                                       =======         ======        =======        =======

       Weighted average common shares
         outstanding                                    24,443         24,407         24,440         24,379
                                                       =======         ======        =======        =======

       Net income (loss) per share                     $ (0.11)        $ 0.14        $ (0.19)       $ (0.29)
                                                       =======         ======        =======        =======

     Diluted:
       Net income (loss)                               $(2,617)        $3,445        $(4,732)       $(6,977)
                                                       =======         ======        =======        =======

       Weighted average common shares
         outstanding                                    24,443         24,407         24,440         24,379

       Incremental shares resulting from
         Stock options                                       -              7              -              -
         Convertible preferred stock                         -          1,500              -              -
                                                       -------         ------        -------        -------

       Adjusted weighted average shares                 24,443         25,914         24,440         24,379
                                                       =======         ======        =======        =======

       Net income (loss) per share                     $ (0.11)        $ 0.13        $ (0.19)       $ (0.29)
                                                       =======         ======        =======        =======

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2.   EARNINGS PER SHARE (continued)

     (a) There was no dilution resulting from potential incremental shares in the quarter and two quarters ended June 27, 2004 and in the two quarters ended June 29, 2003 because the Company had losses and the inclusion of potential incremental shares would have been antidilutive.

     (b) The average number of stock options that were not included in the diluted earnings per share calculation because the exercise price was greater than the average market price aggregated 4,375,638 in the quarter ended June 29, 2003.

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

                                                            Quarters Ended             Two Quarters Ended
                                                       -----------------------       -----------------------
                                                       June 27,       June 29,       June 27,       June 29,
                                                         2004           2003           2004           2003
                                                       --------       --------       --------       -------
                                                               (thousands, except per share amounts)
     Net income (loss) as reported                     $(2,617)        $3,445        $(4,732)       $(6,977)
     Add:  Stock-based employee compensation
         expense included in reported net income
         (loss), net of tax provision (benefit)             (2)             1             (1)             2
     Deduct:  Stock-based employee compensation
         expense determined under fair value
         based method, net of tax benefit                 (309)           (36)          (368)          (497)
                                                       -------         ------        -------        -------
     Proforma net income (loss)                        $(2,928)        $3,410        $(5,101)       $(7,472)
                                                       =======         ======        =======        =======

     Basic income (loss) per share
         As reported                                   $ (0.11)        $ 0.14        $ (0.19)       $ (0.29)
                                                       ========        ======        =======        =======
         Proforma                                      $ (0.12)        $ 0.14        $ (0.21)       $ (0.31)
                                                       ========        ======        =======        =======

     Diluted income (loss) per share
         As reported                                   $ (0.11)        $ 0.13        $ (0.19)       $ (0.29)
                                                       =======         ======        =======        =======
         Proforma                                      $ (0.12)        $ 0.13        $ (0.21)       $ (0.31)
                                                       =======         ======        =======        =======

4.   RESTRUCTURING CHARGES (CREDITS)

     During the quarter and two quarters ended June 27, 2004, the Company recorded restructuring charges of $1.7 million and $2.2 million, respectively, which were primarily related to lease costs and asset write offs in connection with the closing of its New York office and the realignment of its automotive operations.

     The   following   tables  set  forth  the   components   of  the  Company's
restructuring accruals and activity for the quarter and two quarters ended June 27, 2004:

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.   RESTRUCTURING CHARGES (CREDITS) (continued)

                                                            Plant Closure       Personnel
                                               Total          and Leases        Reductions       Other
                                               -----        -------------       ----------       -----
                                                                      (millions)
       Balance at March 28, 2004               $8.9              $7.2              $1.1           $0.6
       Restructuring charges                    1.7               1.3               0.4              -
       Asset impairment                        (0.8)             (0.8)                -              -
       Cash spending                           (1.1)             (0.6)             (0.3)          (0.2)
                                               ----              ----              ----           ----
       Balance at June 27, 2004                $8.7              $7.1              $1.2           $0.4
                                               ====              ====              ====           ====

       Balance at December 28, 2003            $9.7              $8.0              $0.9           $0.8
       Restructuring charges                    2.2               1.3               0.9              -
       Asset impairment                        (0.8)             (0.8)                -              -
       Cash spending                           (2.4)             (1.4)             (0.6)          (0.4)
                                               ----              ----              ----           ----
       Balance at June 27, 2004                $8.7              $7.1              $1.2           $0.4
                                               ====              ====              ====           ====

     The Company expects to spend approximately $3.0 million during the twelve months ending July 3, 2005, with the balance to be spent through 2012 primarily for lease termination costs which are recorded net of estimated sublease rental income.

5.   INVENTORIES

     The components of inventories are listed below.

                                            June 27,          December 28,
                                              2004                2003
                                            --------          ------------
                                                   (thousands)
     Raw materials and supplies             $ 63,756             $61,855
     Work-in-process                          18,004              16,484
     Finished goods                           18,467              17,543
                                            --------             -------
       Total                                $100,227             $95,882
                                            ========             =======

6.     LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS

     The components of long-term debt and revolving credit borrowings are listed below.

                                                                        June 27,            December 28,
                                                                          2004                 2003
                                                                       ---------            ------------
                                                                                (thousands)
     Foamex L.P. Senior Secured Credit Facility
       Term Loan (1)                                                   $ 42,728               $ 48,214
     Foamex L.P. Secured Term Loan (1)                                   80,000                 80,000
     10 3/4% Senior secured notes due 2009 (2) (4)                      310,867                311,950
     9 7/8% Senior subordinated notes due 2007 (2)                      148,500                148,500
     13 1/2% Senior subordinated notes due 2005 (includes
       $1,070 in 2004 and $1,543 in 2003 of unamortized
       debt premium) (2)                                                 52,655                 53,128
     Industrial revenue bonds (3)                                         7,000                  7,000
     Other (net of unamortized debt discount of $70 in 2004
       and $93 in 2003)                                                     783                    766
                                                                       --------               --------
                                                                        642,533                649,558
     Less current portion                                                 8,931                  8,937
                                                                       --------               --------
     Long-term debt                                                    $633,602               $640,621
                                                                       ========               ========

      Revolving credit borrowings (1)                                  $115,130               $ 96,065
                                                                       ========               ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


6.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

     (1) Subsidiary debt of Foamex L.P., guaranteed by the Company, FMXI, Inc. and Foamex Canada.
     (2)  Subsidiary debt of Foamex L.P. and Foamex Capital Corporation.
     (3)  Subsidiary debt of Foamex L.P.
     (4) Includes $10.9 million in 2004 and $12.0 million in 2003 of deferred credit on interest rate swap transactions.

Senior Secured Credit Facility

     The $240.0 Million Senior Secured Credit Facility consists of a revolving credit facility with a maximum availability of $190.0 million and an initial term loan of $50.0 million. The revolving credit facility includes a $50.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable and inventory. At June 27, 2004, Foamex L.P. had available borrowings of approximately $26.6 million and letters of credit outstanding of $21.9 million. Borrowings under the term loan are limited to eligible amounts, as defined, of equipment and real estate. Substantially all the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the revolving credit facility and the term loan bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At June 27, 2004, the weighted average interest rates were 4.55% and 4.50% for the revolving loans and the term loan, respectively. The term loan requires quarterly installment payments of approximately $1.8 million, which commenced on September 30, 2003. All borrowings under the $240.0 Million Senior Secured Credit Facility will mature on April 30, 2007. The $240.0 Million Senior Secured Credit Facility includes both a subjective acceleration clause and a lockbox arrangement which requires all lockbox receipts be used to repay revolving credit borrowings. Accordingly, borrowings under the revolving credit facility are classified as current in the accompanying condensed consolidated balance sheets as of June 27, 2004 and December 28, 2003 as required by Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lockbox Arrangement" ("EITF No. 95-22").

     The $80.0 million term loan facility (the "Secured Term Loan") will mature on April 30, 2007. Borrowings under this facility will bear interest at a rate that is 9.25% plus the greater of the Reference Rate, as defined, or 4.25%. The minimum rate, which is in effect as of June 27, 2004, is 13.50%. In addition, Foamex L.P. is subject to a 1.00% facility fee which is payable annually on the anniversary date. Borrowings under the Secured Term Loan are collateralized by the same collateral as the $240.0 Million Senior Secured Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan.

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

9 7/8% Senior Subordinated Notes

     The 9 7/8% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and are due on June 15, 2007. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable June 15 and December 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 15, 2002. The initial redemption was 104.938% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after June 15, 2005. At June 27, 2004, the redemption price was 101.646% plus accrued and unpaid interest.

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

13 1/2% Senior Subordinated Notes

     The 13 1/2% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and are due on August 15, 2005. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable semiannually on February 15 and August 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after August 15, 2000. The initial redemption was 106.75% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after August 15, 2004. At June 27, 2004, the redemption price was 101.6875% plus accrued and unpaid interest.

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

Industrial Revenue Bonds ("IRBs")

     IRB debt includes a $1.0 million bond that matures on October 1, 2005 and a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At June 27, 2004, the interest rate was 1.20% on the $1.0 million bond and 1.15% on the $6.0 million bond. The maximum interest rate for either of the IRBs is 15.0% per annum.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

     If Foamex L.P. exercises its option to convert the bonds to a fixed interest rate structure, the IRBs are redeemable at the option of the bondholders. The obligations are collateralized by certain properties, which have an approximate net carrying value of $10.8 million at June 27, 2004.

Other

     Other debt includes a non-interest bearing promissory note with a principal amount of $0.9 million at June 27, 2004 issued in connection with increasing the Company's interest in an Asian joint venture to 70.0% in 2001. The promissory note had unamortized discount of $0.1 million at June 27, 2004.

Debt Covenants

     The indentures and other indebtedness agreements contain certain covenants that limit, among other things, the ability of the Company's subsidiaries (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interests, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets, or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Under the most restrictive of the distribution restrictions, the Company could be paid by its subsidiaries, as of June 27, 2004, funds only to the extent to enable the Company to meet its tax payment liabilities and its normal operating expenses of up to $1.5 million annually, so long as no default or event of default has occurred.

     Under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan, Foamex L.P. is subject to a minimum fixed charge coverage ratio, as defined, of 1.00. For the four quarters ended June 27, 2004, Foamex L.P.'s fixed charge coverage ratio was 1.04. Foamex L.P. is also subject to a maximum annual capital expenditure amount which is $36.0 million for the year ending January 2, 2005.

Maturities of Long-Term Debt

     Scheduled maturities of long-term debt as of June 27, 2004 are shown below (thousands):

     Two quarters ending January 2, 2005                              $  5,359
     2005                                                               60,579
     2006                                                                7,143
     2007                                                              251,585
     2008                                                                    -
     Thereafter                                                        306,000
                                                                      --------
                                                                       630,666

     Unamortized debt premium/discount and fair
        value adjustment, net                                           11,867
                                                                      --------

     Total                                                            $642,533
                                                                      ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.   RETIREE BENEFIT PLANS

     Components of net periodic pension benefit cost are listed below:

                                                              Quarters Ended               Two Quarters Ended
                                                         ------------------------       -----------------------
                                                         June 27,        June 29,       June 27,       June 29,
                                                           2004            2003           2004           2003
                                                         --------        --------       --------       --------
                                                                              (thousands)
     Service cost                                        $  950          $1,117         $2,220         $2,088
     Interest cost                                        1,869           1,788          3,671          3,336
     Expected return on plan assets                      (1,696)         (1,438)        (3,394)        (2,680)
     Amortization of transition assets                      (19)            (19)           (37)           (36)
     Amortization of prior service benefit                  (28)            (34)           (55)           (61)
     Amortization of net loss                               657             716          1,361          1,337
                                                         ------          ------         ------         ------

     Net periodic pension benefit cost                   $1,733          $2,130         $3,766         $3,984
                                                         ======          ======         ======         ======

     The Company previously disclosed that it anticipated estimated retiree benefit plan contributions of $11.8 million for fiscal 2004. During the quarter and two quarters ending June 27, 2004, the Company contributed $2.8 million and $2.9 million, respectively, and there has been no change in estimated contributions for fiscal 2004. Actuarial valuations are in process for fiscal 2004 that will determine the actual contribution requirements.

8.   INCOME TAXES

     The effective income tax benefit rate was 30.2% for the two quarters ended June 27, 2004 and was based on the forecasted 2004 annual rate applied to the year-to-date loss before taxes. The lower effective tax rate compared to the Federal statutory rate of 35% was primarily related to the Company's Mexican subsidiaries. Based on the revised forecast, the annual estimated effective tax rate was lower compared to the estimate from the first quarter of 2004. The income tax benefit for the quarter ended June 27, 2004, reflects an adjustment to the lower rate.

     The effective income tax rate was 21.7% for the two quarters ended June 29, 2003 and was based on the forecasted 2003 annual rate applied to the year-to-date loss before taxes. The lower effective tax rate compared to the Federal statutory rate of 35% was primarily related to a high percentage of forecasted equity income from a joint venture, for which no deferred tax liabilities were recognized. Based on the revised earnings forecast, the annual estimated effective tax rate was higher compared to the estimate from the first quarter of 2003. The income tax provision for the quarter ended June 29, 2003, includes an adjustment for the higher rate, which resulted in a net income tax benefit for the quarter.

9.   COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are listed below.

                                                           Quarters Ended              Two Quarters Ended
                                                       ----------------------       ------------------------
                                                       June 27,      June 29,       June 27,        June 29,
                                                        2004           2003           2004            2003
                                                       --------      --------       --------        --------
                                                                             (thousands)
     Net income (loss)                                 $(2,617)       $3,445        $(4,732)        $(6,977)
     Foreign currency translation adjustments             (570)        2,569           (770)          4,136
                                                       -------        ------        -------         -------
     Total comprehensive income (loss)                 $(3,187)       $6,014        $(5,502)        $(2,841)
                                                       =======        ======        =======         =======

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.  SEGMENT RESULTS

     Foam  Products  manufactures  and  markets  cushioning  foams for  bedding, furniture, packaging and health care applications and foam-based consumer products, such as mattress pads and children's furniture. Carpet Cushion Products manufactures and distributes rebond, prime, felt and rubber carpet padding. Automotive Products supplies foam products and laminates to major tier one suppliers and original equipment manufacturers. Technical Products manufactures and markets reticulated foams and other specialty foams for reservoiring, filtration, gasketing and sealing applications. The "Other" column in the table below represents certain manufacturing operations in Mexico City, corporate expenses not allocated to other business segments and restructuring charges (credits).

     Segment results are presented below.

                                                   Carpet
                                         Foam      Cushion      Automotive    Technical
                                       Products    Products      Products     Products       Other         Total
                                       --------    --------     ----------    ---------    --------      ---------
                                                                   (thousands)
Quarter ended June 27, 2004
Net sales                              $126,089    $ 53,596     $ 96,620       $31,253     $  6,582      $314,140
Income (loss) from operations          $ 12,332    $  3,428     $  7,991       $ 8,458     $(15,551)     $ 16,658
Depreciation and amortization          $  2,525    $    717     $    639       $   678     $  1,285      $  5,844

Quarter ended June 29, 2003
Net sales                              $122,809    $ 54,089     $123,540       $30,616     $  6,583      $337,637
Income (loss) from operations          $ 10,929    $  1,620     $  9,423       $ 9,794     $(10,856)     $ 20,910
Depreciation and amortization          $  2,674    $    803     $    747       $   732     $  1,895      $  6,851

Two quarters ended June 27, 2004
Net sales                              $260,484    $ 99,694     $190,620       $62,340     $ 14,620      $627,758
Income (loss) from operations          $ 28,612    $  4,731     $ 13,014       $17,314     $(33,767)     $ 29,904
Depreciation and amortization          $  5,341    $  1,491     $  1,266       $ 1,391     $  2,721      $ 12,210

Two quarters ended June 29, 2003
Net sales                              $241,039    $103,226     $244,685       $63,004     $ 13,834      $665,788
Income (loss) from operations          $ 17,866    $  1,004     $ 18,860       $18,726     $(25,908)     $ 30,548
Depreciation and amortization          $  5,430    $  1,601     $  1,432       $ 1,455     $  3,038      $ 12,956

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

     As of June 27, 2004, the Company had accrued approximately $1.5 million for litigation and other matters in addition to the environmental matters discussed below.

Environmental and Health and Safety

     The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11.  COMMITMENTS AND CONTINGENCIES (continued)

environmental matters. As of June 27, 2004, the Company had accruals of approximately $2.3 million for environmental matters, including approximately $2.1 million related to remediating and monitoring soil and groundwater contamination and approximately $0.2 million related to sites where the Company has been designated as a Potentially Responsible Party or "PRP" and other matters. Additional losses, if any, in excess of amounts currently accrued, cannot be reasonably estimated at this time. If there are additional matters or if our current estimates are incorrect, there could be a material adverse effect on the Company's financial position, results of operations and cash flows.

     On August 31, 2002, Environment Canada, the Canadian environmental regulatory agency, finalized a rule, which requires flexible polyurethane foam manufacturing operations to reduce methylene chloride (dichloromethane) air emissions. The rule establishes a 50.0% reduction in methylene chloride emissions by December 1, 2004 and 100.0% reductions by January 1, 2007. The Company does not believe that this standard will require it to make material expenditures for its Canadian plants.

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

         SUMMARIZED FINANCIAL INFORMATION OF FOAMEX ASIA COMPANY LIMITED
                                (Amounts in Baht)
                                   (unaudited)

                                               Quarters Ended
                                     ------------------------------------
                                        June 30,               June 30,
                                          2004                   2003
                                     -------------          -------------

    Net sales                          366,692,534           344,002,602
                                       ===========           ===========

    Net income (loss)                   (4,887,644)           30,060,505
                                       ===========           ===========

                                             Two Quarters Ended
                                     ------------------------------------
                                        June 30,               June 30,
                                          2004                   2003
                                     -------------          -------------

    Net sales                          760,491,420           753,908,457
                                       ===========           ===========

    Net income                           8,676,435            53,321,371
                                       ===========           ===========

                                                    As of
                                     ------------------------------------
                                        June 30,             December 31,
                                          2004                  2003
                                     -------------          -------------

    Total assets                     1,316,348,195          1,386,481,689
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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 27, 2004 COMPARED TO THE QUARTER ENDED JUNE 29, 2003

                                                   Carpet
                                         Foam      Cushion      Automotive    Technical
                                       Products    Products      Products     Products       Other         Total
                                       --------    --------     ----------    ---------    --------      ---------
                                                                   (thousands)
Quarter ended June 27, 2004
Net sales                              $126,089    $ 53,596     $ 96,620       $31,253     $  6,582     $314,140
Income (loss) from operations          $ 12,332    $  3,428     $  7,991       $ 8,458     $(15,551)    $ 16,658
Depreciation and amortization          $  2,525    $    717     $    639       $   678     $  1,285     $  5,844
Income (loss) from operations
   as a percentage of net sales            9.8%        6.4%         8.3%         27.1%        n.m.*         5.3%

Quarter ended June 29, 2003
Net sales                              $122,809    $ 54,089     $123,540       $30,616     $  6,583     $337,637
Income (loss) from operations          $ 10,929    $  1,620     $  9,423       $ 9,794     $(10,856)    $ 20,910
Depreciation and amortization          $  2,674    $    803     $    747       $   732     $  1,895     $  6,851
Income (loss) from operations
   as a percentage of net sales            8.9%        3.0%         7.6%         32.0%        n.m.*         6.2%

* not meaningful

Income from Operations

     Net sales for the quarter ended June 27, 2004 decreased 7% to $314.1 million from $337.6 million in the quarter ended June 29, 2003. The decrease was primarily attributable to lower net sales in the Automotive Products segment due to lower volume, including sourcing actions by major customers, partially offset by higher net sales in the Foam Products segment.

     The gross profit was $40.2 million, or 12.8% of net sales, in the quarter ended June 27, 2004 compared to $38.7 million, or 11.5% of net sales, in the 2003 period. Gross profit margin continues to improve from the unusually low levels experienced in late 2002 and early 2003 primarily due to profit improvements in Foam Products and lower costs in Carpet Cushion Products, partially offset by the lower volume in the Automotive Products segment. We expect that the gross profit margin in the second half of 2004 will be lower, primarily due to the net effects of anticipated increases in the costs of chemical raw materials, but should approximate gross profit margins achieved in the second half of 2003.

     Income from operations for the quarter ended June 27, 2004 was $16.7 million, or 5.3% of net sales, which represented a 20% decrease from the $20.9 million, or 6.2% of net sales, reported in the 2003 period. The improved gross profit margin, described above, was offset by higher selling, general and administrative expenses which increased $2.5 million, or 13%, due primarily to higher litigation related costs and higher professional fees. Results include net restructuring charges of $1.7 million in 2004 and net restructuring credits of $1.6 million in 2003. Restructuring items are discussed under "Other" below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Foam Products

     Foam Products net sales for the quarter ended June 27, 2004 increased 3% to $126.1 million from $122.8 million in the 2003 period primarily due to higher volumes of value-added viscoelastic products. Income from operations increased 13% to $12.3 million in the quarter ended June 27, 2004 from $10.9 million in the 2003 period principally as a result of this improved volume mix. Income from operations was 9.8% of net sales in 2004, up from 8.9% of net sales in 2003.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the quarter ended June 27, 2004 decreased 1% to $53.6 million from $54.1 million in the 2003 period. Income from operations of $3.4 million in the quarter ended June 27, 2004 was 112% more than the $1.6 million income from operations reported in the 2003 period primarily as a result of lower raw material costs. Income from operations represented 6.4% of net sales in 2004 and 3.0% of net sales in 2003.

     Automotive Products

     Automotive Products net sales for the quarter ended June 27, 2004 decreased 22% to $96.6 million from $123.5 million in the 2003 period as a result of lower volumes from sourcing actions by major customers. We anticipate this trend of lower volume in this segment will continue with total 2004 net sales expected to be approximately $370.0 million compared to $447.1 million in 2003. Income from operations decreased 15% to $8.0 million compared to $9.4 million in the 2003 period primarily due to the decline in sales volume. Income from operations represented 8.3% of net sales in 2004 and 7.6% of net sales in 2003.

     Technical Products

     Technical Products net sales for the quarter ended June 27, 2004 increased 2% to $31.3 million from $30.6 million in the 2003 period. Increases in unit volume were partially offset by lower average selling prices due to product mix. Income from operations decreased 14% to $8.5 million in the 2004 period compared to $9.8 million in the 2003 period due to higher material and operating costs and lower volumes of higher margin products. Income from operations represented 27.1% of net sales in 2004 compared to 32.0% of net sales in 2003.

     Other

     Other primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to business segments and restructuring charges (credits). The net sales associated with this segment resulted from the Company's Mexico City operations. The loss from operations was $15.6 million in the quarter ended June 27, 2004 and $10.9 million in the quarter ended June 29, 2003 and primarily reflects corporate expenses not allocated to operating segments.

     During the quarter ended June 27, 2004, we recorded restructuring charges of $1.7 million primarily related to lease costs and asset write offs in connection with the closing of the New York office and the realignment of automotive operations. During the quarter ended June 29, 2003, we recorded restructuring credits of $1.6 million from the reversal of prior restructuring charges no longer required.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $18.6 million in the quarter ended June 27, 2004, which represented a 4% decrease from the 2003 period expense of $19.4 million. The decrease is primarily due to lower amortization of debt issuance costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Other Income (Expense), Net

     Other expense, net was $0.7 million for the quarter ended June 27, 2004 compared to $0.2 million for the quarter ended June 29, 2003. The 2004 period includes foreign currency transaction losses related to operations in Mexico and Canada of $0.6 million compared to $0.2 million in 2003.

     Benefit for Income Taxes

     As required on a quarterly basis, the estimated effective tax rate was revised during the quarter ended June 27, 2004, to reflect an updated annual forecast. Based on the revised forecast, the annual estimated effective tax rate was lower compared to the estimate from the first quarter of 2004. Consequently, the income tax benefit for the quarter ended June 27, 2004, includes an adjustment for the lower rate. See the income tax discussion below for the two quarters ended June 27, 2004 concerning the revised annual effective tax rate for 2004.

RESULTS OF OPERATIONS FOR THE TWO QUARTERS ENDED JUNE 27, 2004 COMPARED TO THE TWO QUARTERS ENDED JUNE 29, 2003

                                                   Carpet
                                         Foam      Cushion      Automotive    Technical
                                       Products    Products      Products     Products       Other        Total
                                       --------    --------     ----------    ---------    --------     ---------
                                                                   (thousands)
Two Quarters ended June 27, 2004
Net sales                              $260,484    $ 99,694     $190,620       $62,340     $ 14,620     $627,758
Income (loss) from operations          $ 28,612    $  4,731     $ 13,014       $17,314     $(33,767)    $ 29,904
Depreciation and amortization          $  5,341    $  1,491     $  1,266       $ 1,391     $  2,721     $ 12,210
Income (loss) from operations
   as a percentage of net sales           11.0%        4.7%         6.8%         27.8%        n.m.*         4.8%

Two Quarters ended June 29, 2003
Net sales                              $241,039    $103,226     $244,685       $63,004     $ 13,834     $665,788
Income (loss) from operations          $ 17,866    $  1,004     $ 18,860       $18,726     $(25,908)    $ 30,548
Depreciation and amortization          $  5,430    $  1,601     $  1,432       $ 1,455     $  3,038     $ 12,956
Income (loss) from operations
   as a percentage of net sales            7.4%        1.0%         7.7%         29.7%        n.m.*         4.6%

* not meaningful

Income from Operations

     Net sales for the two quarters ended June 27, 2004 decreased 6% to $627.8 million from $665.8 million in the two quarters ended June 29, 2003. The decrease was primarily attributable to lower net sales in the Automotive Product segment due to lower volume, including sourcing actions by major customers, partially offset by higher net sales in the Foam Products segment.

     The gross profit was $79.9 million, or 12.7% of net sales, in the two quarters ended June 27, 2004 compared to $69.2 million, or 10.4% of net sales, in the 2003 period. Gross profit margin continues to improve from the unusually low levels experienced in late 2002 and early 2003 primarily due to profit improvements in Foam Products and lower costs in Carpet Cushion Products, partially offset by lower volume in the Automotive Products segment. We expect that the gross profit margin in the second half of 2004 will be lower, primarily due to the net effects of anticipated increases in the costs of chemical raw materials, but should approximate gross profit margins achieved in the second half of 2003.

     Income from operations for the two quarters ended June 27, 2004 was $29.9 million, or 4.8% of net sales, which represented a 2% decrease from the $30.5 million, or 4.6% of net sales, reported during the 2003 period. The improved gross profit margin, described above, was offset by higher selling, general and administrative expenses which increased $7.6 million, or 19%, due partially to a $3.7 million bad debt charge as a result of a customer

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

bankruptcy and employee termination costs in the first quarter and litigation related costs and higher professional fees in the second quarter. Results include net restructuring charges of $2.2 million in 2004 and net restructuring credits of $1.6 million in 2003. Restructuring items are discussed under "Other" below.

     Foam Products

     Foam Products net sales for the two quarters ended June 27, 2004 increased 8% to $260.5 million from $241.0 million in the 2003 period primarily due to higher volumes of value-added viscoelastic products. Income from operations increased 60% to $28.6 million in the two quarters ended June 27, 2004 from $17.9 million in the 2003 period principally as a result of the improved volume mix. Income from operations was 11.0% of net sales in 2004, up from 7.4% of net sales in 2003.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the two quarters ended June 27, 2004 decreased 3% to $99.7 million from $103.2 million in the 2003 period principally due to volume declines. Income from operations was $4.7 million in the two quarters ended June 27, 2004 compared to $1.0 million in the 2003 period due primarily to lower material and operating costs. Income from operations represented 4.7% of net sales in 2004 and 1.0% of net sales in 2003.

     Automotive Products

     Automotive Products net sales for the two quarters ended June 27, 2004 decreased 22% to $190.6 million from $244.7 million in the 2003 period as a result of lower volumes from sourcing actions by major customers. Income from operations decreased 31% to $13.0 million compared to $18.9 million in the 2003 period primarily due to lower sales volume. Income from operations represented 6.8% of net sales in 2004 and 7.7% of net sales in 2003.

     Technical Products

     Technical Products net sales for the two quarters ended June 27, 2004 decreased 1% to $62.3 million from $63.0 million in the 2003 period primarily due to lower average selling prices as a result of product mix, partially offset by higher unit volume. Income from operations decreased 8% to $17.3 million in the 2004 period compared to $18.7 million in the 2003 period primarily due to lower volumes of higher margin products. Income from operations represented 27.8% of net sales in 2004 compared to 29.7% of net sales in 2003.

     Other

     Other primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to business segments and restructuring charges (credits). The increase in net sales associated with this segment resulted from our Mexico City operations. The loss from operations was $33.8 million in the two quarters ended June 27, 2004 and $25.9 million in the two quarters ended June 29, 2003 and reflected generally higher corporate expenses in 2004 and included restructuring items discussed below.

     During the two quarters ended June 27, 2004, we recorded restructuring charges of $2.2 million primarily related to lease costs and asset write offs in connection with the closing of the New York office and the realignment of automotive operations. During the two quarters ended June 29, 2003, we recorded restructuring credits of $1.6 million primarily from the reversal of prior restructuring charges no longer required.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $37.2 million in the two quarters ended June 27, 2004, which represented a 3% decrease from the 2003 period expense of $38.5 million. The decrease is primarily due to lower amortization of debt issuance costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Other Income (Expense), Net

     Other income, net was $0.3 million for the two quarters ended June 27, 2004 compared to other expense, net of $1.8 million for the two quarters ended June 29, 2003. The 2004 period includes foreign currency transaction losses related to operations in Mexico and Canada of $0.3 million compared to $1.7 million in 2003. Also included in 2004 were gains of $1.0 million on asset disposals.

     Benefit for Income Taxes

     The effective tax rate was 30.2% for the two quarters ended June 27, 2004 and was based on the forecasted annual rate for 2004 applied to the loss for the two quarters ended June 27, 2004. The lower effective tax rate compared to the Federal statutory rate of 35% was primarily related to our Mexican subsidiaries.

     The effective tax benefit rate for 2003 was 21.7%. The lower effective tax rate compared to the Federal statutory rate of 35% was primarily related to a high percentage of forecasted equity income from a joint venture, for which no deferred tax liabilities are recognized.

     We have net deferred tax assets of $124.4 million as of June 27, 2004 that primarily represent the benefit of future tax deductions and net operating loss carryforwards available to offset future taxable income in the U.S. In order to realize these assets, we must generate sufficient U.S. taxable income in the future. Our net operating loss carryforwards of approximately $267.3 million as of December 28, 2003 expire from 2010 to 2023. If we are unable to generate sufficient future taxable income to utilize the net operating loss carryforwards on a timely basis, we may need to establish a valuation allowance against some or all of our deferred tax assets. We evaluate our deferred tax assets on a quarterly basis to determine if there is a change in circumstances that may cause a change in our judgment about the realizability of deferred tax assets. Any valuation allowance that may be required to be established as a result of this evaluation process could have a material adverse effect on future results of operations.

     Liquidity and Capital Resources

     Our operations are conducted through our wholly owned subsidiary, Foamex L.P. Our liquidity requirements consist primarily of the operating cash requirements of Foamex L.P.

     Foamex L.P.'s liquidity requirements consist principally of the need to fund accounts receivable, inventory and accounts payable, scheduled payments of principal and interest on outstanding indebtedness, capital expenditures and software development costs, and employee and non-employee benefits. Cash flow from operations for the two quarters ended June 27, 2004 was negative due to working capital requirements, primarily for accounts receivable and inventory. Periodic borrowings under Foamex L.P.'s revolving credit facility ($26.6 million available at June 27, 2004) and cash flows from operating activities are the principal sources of cash needed to meet liquidity requirements. We expect that cash flow from operations and the availability of borrowings under the revolving credit facility will increase in the second half of the year. Scheduled principal payments on Foamex L.P.'s debt become more significant in the second half of 2005 when the $51.6 million of 13 1/2% Senior Subordinated Notes mature (see Note 6 to the condensed consolidated financial statements).

     Cash and cash equivalents were $4.6 million at June 27, 2004 compared to $6.6 million at December 28, 2003. Working capital at June 27, 2004 was $21.5 million and the current ratio was 1.07 to 1 compared to working capital at December 28, 2003 of $31.1 million and a current ratio of 1.11 to 1.

     Total long-term debt and revolving credit borrowings at June 27, 2004 were $757.7 million, up $12.0 million from December 28, 2003. As of June 27, 2004, there were $115.1 million of revolving credit borrowings under the $240.0 Million Senior Secured Credit Facility with $26.6 million available for borrowings and $21.9 million of letters of credit outstanding. Revolving credit borrowings at June 27, 2004 primarily reflect working capital requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The $240.0 Million Senior Secured Credit Facility consists of a revolving credit facility with a maximum availability of $190.0 million and an initial term loan of $50.0 million. The revolving credit facility includes a $50.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable and inventory. Borrowings under the term loan are limited to eligible amounts, as defined, of equipment and real estate. Substantially all the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the revolving credit facility and the term loan bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At June 27, 2004, the weighted average interest rates were 4.55% and 4.50% for the revolving loans and the term loan, respectively. The margin for borrowings under the revolving credit facility and term loan will increase by 0.50% as of September 1, 2004, which will increase annualized interest expense by approximately $0.8 million based on current borrowing levels. The term loan requires quarterly installment payments of approximately $1.8 million. All borrowings under the $240.0 Million Senior Secured Credit Facility will mature on April 30, 2007.

     The $80.0 million Secured Term Loan will mature on April 30, 2007. Borrowings under this facility bear interest at a rate that is 9.25% plus the greater of Reference Rate, as defined, or 4.25%. The minimum rate, which was in effect as of June 27, 2004, is 13.50%. In addition, Foamex L.P. is subject to a 1.00% facility fee which is payable annually on the anniversary date. Borrowings under the Secured Term Loan are collateralized by the same collateral as the $240.0 Million Senior Secured Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan.

     Under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan, Foamex L.P. is subject to a minimum fixed charge coverage ratio, as defined, of 1.00. For the four quarters ended June 27, 2004, Foamex L.P.'s fixed charge coverage ratio was 1.04, which translates into $3.3 million of excess coverage. Although we do not anticipate our fixed charge coverage ratio will fall below the required minimum, if we are not able to maintain or improve our operating results and manage our fixed charges, we may not be able to meet our required fixed charge coverage ratio. If we are not able to meet the fixed charge coverage ratio and we are not able to obtain waivers or amendments under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan, there would be a material adverse impact on our financial condition. Foamex L.P. is also subject to a maximum annual capital expenditure amount which is $36.0 million for the year ending January 2, 2005.

     Our 13 1/2% Senior Subordinated Notes with a face value of $51.6 million are due on August 15, 2005. We must generate sufficient cash flow to repay these notes or obtain additional financing. We continue to evaluate a number of refinancing options. However, we may not be able to obtain financing at a reasonable cost, or at all, which may have a material adverse effect on our financial condition. We may, from time to time, directly or indirectly make purchases of these notes or our other public debt in the open market or in private transactions.

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

     We anticipate contributing a total of $11.8 million to our pension plans in 2004 and have contributed $2.9 million for the two quarters ended June 27, 2004. Actuarial valuations are in process for fiscal 2004 that will determine the actual funding requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     Cash Flow from Operating Activities

     Cash used for operating activities in the two quarters ended June 27, 2004 was $10.7 million compared to cash provided of $13.1 million in the two quarters ended June 29, 2003. Accounts receivable and inventories increased $11.7 million before changes in allowances while other assets increased $7.2 million. The increase in accounts receivable is primarily due to higher net sales in the last two months of the current quarter when compared to the last two months of 2003, while the inventory increase is due to purchase of major chemical raw materials in anticipation of price increases for these items. Other assets increased primarily as a result of cash collateral deposits under our insurance program.

     Cash Flow from Investing Activities

     Investing activities used $2.5 million of cash for the two quarters ended June 27, 2004. Cash requirements included capital expenditures of $3.1 million and capitalized software development costs of $1.6 million. These uses were partially offset by proceeds from asset disposals of $2.2 million. In the two quarters ended June 29, 2003, cash used for investing activities was $5.4 million, which consisted of capital expenditures of $3.2 million and capitalized software development costs of $2.2 million. The estimated capital expenditures and software development costs for the full year 2004 are expected to be approximately $6.0 to $8.0 million and approximately $4.0 million, respectively.

     Cash Flow from Financing Activities

     Cash  provided  by  financing  activities  was  $11.3  million  for the two quarters ended June 27, 2004 and consisted principally of $19.1 million of revolving credit borrowings partially offset by scheduled payments of the term loan under the $240.0 Million Senior Secured Credit Facility and the net proceeds from the asset sale used to make an additional payment on the Term Loan as required under the facility. In addition, cash overdrafts decreased by $2.3 million. Cash used for financing activities in 2003 was $4.2 million consisting primarily of a decrease in cash overdrafts and repayments of revolver borrowings.

     Environmental Matters

     We are subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with our compliance with such laws and regulations did not have a material adverse effect on our operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded in connection with environmental matters as of June 27, 2004 was $2.3 million. Although it is possible that new information or future developments could require us to reassess our potential exposure to all pending environmental matters, including those described in Note 11 to our condensed consolidated financial statements, we believe that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on our operations, financial position, capital expenditures or competitive position.

     Market Risk

     The Company has debt securities with variable interest rates subject to market risk for changes in interest rates. On June 27, 2004, indebtedness with variable interest rates aggregated $244.9 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $2.4 million.

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

     On April 2, 2004, the Company filed a current report on Form 8-K, which disclosed that the Company's former independent public accountants had communicated certain matters to the Company involving internal controls that they considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants. A reportable condition is an internal control weakness that represents a significant deficiency in the design or operation of internal control which could adversely affect an organization's ability to record, process, summarize and report financial data consistent with management's assertions in the financial statements. These reportable conditions concerned matters relating to: (1) the integration of the Company's information technology systems; (2) the design and operation of access and security controls of the Company's information technology systems; (3) inventory procedures, processes and systems, including both performance and review and (4) the preparation of the Company's quarterly financial reports.

     Management, under the guidance of the Audit Committee, is in the process of remediating the reportable conditions. The Company continues to install a new enterprise-wide information technology system. The Company expects to substantially complete the implementation during 2006. Several modules of the system have already been installed and others are currently in the process of being implemented. The Company believes it has addressed and remediated the information technology security issues. The Company has implemented improved inventory procedures and processes at each of its facilities and is taking appropriate actions to ensure their effectiveness, including training of personnel and additional management oversight. The Company performs monthly physical counts and reconciliations of inventory at each of its plants and will continue to do so until perpetual inventory records are available as manufacturing modules of the enterprise-wide information technology system are implemented at its facilities. The inventory procedures are formally documented and include requirements that account reconciliations are reviewed monthly and a checklist of the tasks performed are prepared and reviewed monthly. The Company has strengthened and continues to address the controls over the preparation of its quarterly financial reports including more extensive and stringent analytical review procedures applied to its results as well as developing task logs and checklists to facilitate the accuracy and completeness of its financial statements and required disclosures. The Company has codified and standardized closing journal entries across its facilities and has formalized the review and approval process for such journal entries. Additionally, the Company has implemented a standardized consolidation and reporting system in the United States, Canada and Mexico.

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

     The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of June 27, 2004 and have concluded that the Company's disclosure controls and procedures were effective as of June 27, 2004. The Company's management, including the Chief Executive Officer and the Chief Financial Officer, also evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Other than as described above, there have been no changes that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

Part II - Other Information.

Item 1.   Legal Proceedings.

          Reference is made to the description of the legal proceedings contained in the Company's Annual Report on Form 10-K for the year ended December 28, 2003. The information from Note 11 to the condensed consolidated financial statements is incorporated herein by reference.

Item 2.   Change in Securities.

          Information concerning stockholder approval of a proposal to increase by 2,500,000 the number of shares of Common Stock that are available for awards under the Foamex International Inc. 2002 Stock Award Plan is incorporated herein by reference to Item 4. Submission of Matters to a Vote of Security Holders.

Item 4.   Submission of Matters to a Vote of Security Holders.

          The Company held its Annual Meeting of Stockholders on May 25, 2004. Listed below is a summary of the proposals voted on.

          Election of Directors

          All seven of the nominees for director received the votes necessary for election to serve for one-year terms or until their successors have been duly elected and qualified.

               Director                       For             Withhold Authority
          ---------------------            ----------         ------------------
          Raymond E. Mabus, Jr.            21,590,555               593,961
          Robert J. Hay                    19,892,260             2,292,256
          S. Dennis N. Belcher             21,520,239               664,277
          Thomas E. Chorman                21,551,531               632,985
          Luis J. Echarte                  21,578,874               605,642
          Henry Tang                       21,497,330               687,186
          Raul Valdes-Fauli                21,532,074               652,442

          Foamex International Inc. 2002 Stock Award Plan

          Stockholders approved the proposal to increase by 2,500,000 the number of shares of Common Stock that are available for awards under the Foamex International Inc. 2002 Stock Award Plan.

             For            Against         Abstentions      Broker Non-Votes
          ----------       ---------        -----------      ----------------
          12,610,017       1,339,029           27,127            8,208,343

          Selection of KPMG LLP as Independent Accountants

          Stockholders approved the ratification of KPMG LLP as independent accountants for the year ending January 2, 2005.

             For            Against         Abstentions
          ----------       ---------        -----------
          21,997,711       178,205              8,600

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

          4.15.4 Amendment No. 2 to Credit Agreement, dated as of June 15, 2004, among Foamex L.P., as Borrower, the affiliates of Borrower party hereto, the lenders party hereto, and Bank of America, N.A. as Administrative Agent.

          4.16.4 Amendment No. 2 to Credit Agreement, dated as of June 25, 2004, among Foamex L.P., as Borrower, the affiliates of Borrower party hereto, the lenders party hereto, and Silver Point Finance, LLC as Administrative Agent.

          10.11.15 Separation Agreement and Release between John V. Tunney and Foamex International Inc., Foamex L.P. and all other affiliates and subsidiaries of Foamex International Inc. dated as of June 19, 2004.

          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) The Company filed the following Current Reports on Form 8-K for the quarter ended June 27, 2004:

               Form 8-K dated April 4, 2004, was filed for Item 4 "Changes in Registrant's Certifying Accountant", concerning the dismissal of Deloitte & Touche LLP as the Company's independent accountants and the appointment of KPMG LLP as the Company's new independent accountants effective as of March 26, 2004.

               Form 8-K dated April 4, 2004, was filed for Item 4 "Changes in Registrant's Certifying Accountant", concerning the dismissal of Deloitte & Touche LLP as the Company's independent accountants and the appointment of KPMG LLP as the Company's new independent accountants for the Foamex L.P. 401(k) Savings Plan for the fiscal year ended December 31, 2003.

               Form 8-K/A dated April 12, 2004, was filed for Item 4 "Changes in Registrant's Certifying Accountant", furnishing a copy of Deloitte & Touche LLP letter dated April 7, 2004 to the Securities and Exchange Commission.

               Form 8-K/A dated April 12, 2004, was filed for Item 4 "Changes in Registrant's Certifying Accountant", furnishing a copy of Deloitte & Touche LLP letter dated April 7, 2004 to the Securities and Exchange Commission.

               Form 8-K dated May 6, 2004, was filed for Item 12, "Results of Operations and Financial Condition", furnishing a copy of the Company's earnings press release for the quarter ended March 28, 2004.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FOAMEX INTERNATIONAL INC.

Date:  August 5, 2004                   By:   /s/  K. Douglas Ralph
                                              ----------------------------------
                                              K. Douglas Ralph
                                              Executive Vice President and Chief
                                              Financial Officer
                                              (Duly Authorized Officer)


Date:  August 5, 2004                   By:   /s/  Bruno Fontanot
                                              ----------------------------------
                                              Bruno Fontanot
                                              Senior Vice President - Finance
                                              and Chief Accounting Officer