Form 10-Q
period 2004-09-26
FOAMEX INTERNATIONAL INC
filed 2004-11-05
CIK 912908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 26, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES   X    NO
    -----    -----

The number of shares of the registrant's common stock outstanding as of November 1, 2004 was 24,444,617.

                            FOAMEX INTERNATIONAL INC.

                                      INDEX

                                                                                                               Page
Part I.  Financial Information

         Item 1.  Financial Statements (unaudited).
                  Condensed Consolidated Statements of Operations - Quarters and Three Quarters
                     Ended September 26, 2004 and September 28, 2003                                             3

                  Condensed Consolidated Balance Sheets as of September 26, 2004 and December 28, 2003           4

                  Condensed Consolidated Statements of Cash Flows - Three Quarters Ended
                     September 26, 2004 and September 28, 2003                                                   5

                  Notes to Condensed Consolidated Financial Statements                                           6

                  Summarized Financial Information of Foamex Asia Company Limited                               16

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.                                                                                17

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                   24

         Item 4.  Controls and Procedures.                                                                      24

Part II. Other Information

         Item 1.  Legal Proceedings.                                                                            27

         Item 6.  Exhibits.                                                                                     27

Signatures                                                                                                      28


PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                  Quarters Ended             Three Quarters Ended
                                                            ----------------------------  ---------------------------
                                                            September 26,  September 28,  September 26, September 28,
                                                                2004           2003           2004          2003
                                                            -------------  -------------  ------------- -------------
                                                                     (thousands, except per share amounts)
NET SALES                                                     $ 309,993      $ 323,542      $ 937,751       $989,330

COST OF GOODS SOLD                                              276,821        286,196        824,639        882,773
                                                              ---------      ---------      ---------       --------

GROSS PROFIT                                                     33,172         37,346        113,112        106,557

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                       18,213         19,394         66,005         59,608

RESTRUCTURING CHARGES (CREDITS)                                      78            314          2,322         (1,237)
                                                              ---------      ---------      ---------       --------

INCOME FROM OPERATIONS                                           14,881         17,638         44,785         48,186

INTEREST AND DEBT ISSUANCE EXPENSE                               18,702         31,550         55,911         70,039

INCOME FROM EQUITY INTEREST IN
   JOINT VENTURES                                                    67            495            342          1,374

OTHER EXPENSE, NET                                                 (531)          (952)          (279)        (2,800)
                                                              ---------      ---------      ---------       --------

LOSS BEFORE PROVISION (BENEFIT) FOR
   INCOME TAXES                                                  (4,285)       (14,369)       (11,063)       (23,279)

PROVISION (BENEFIT) FOR INCOME TAXES                            110,216         (3,370)       108,170         (5,303)
                                                              ---------      ---------      ---------       --------

NET LOSS                                                      $(114,501)     $ (10,999)     $(119,233)      $(17,976)
                                                              =========      =========      =========       =========

NET LOSS PER SHARE - BASIC                                    $   (4.68)     $   (0.45)     $   (4.88)      $  (0.74)
                                                              =========      =========      =========       ========

NET LOSS PER SHARE - DILUTED                                  $   (4.68)     $   (0.45)     $   (4.88)      $  (0.74)
                                                              =========      =========      =========       ========

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC                        24,443         24,409         24,441         24,389
                                                              =========      =========      =========       ========

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED                      24,443         24,409         24,441         24,389
                                                              =========      =========      =========       ========


     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                        September 26, 2004   December 28, 2003
                                                                        ------------------   -----------------
ASSETS                                                                      (thousands, except share data)
CURRENT ASSETS
   Cash and cash equivalents                                                  $  5,884            $  6,613
   Accounts receivable, net of allowances of $10,416 in 2004
     and $10,505 in 2003                                                       193,091             181,288
   Inventories                                                                  99,283              95,882
   Deferred income taxes                                                             -              15,676
   Other current assets                                                         21,956              27,116
                                                                              --------            --------
       Total current assets                                                    320,214             326,575

Property, plant and equipment                                                  405,181             414,680
Less accumulated depreciation                                                 (258,724)           (251,830)
                                                                              --------            --------
   NET PROPERTY, PLANT AND EQUIPMENT                                           146,457             162,850

GOODWILL                                                                       126,439             126,258

DEBT ISSUANCE COSTS, net of accumulated
   amortization of $15,681 in 2004 and $10,648 in 2003                          22,163              27,195

DEFERRED INCOME TAXES                                                              409             109,658

SOFTWARE COSTS, net of accumulated amortization of $5,597 in
   2004 and $3,603 in 2003                                                      10,135               9,767

INVESTMENTS IN AND ADVANCES TO AFFILIATES                                       15,407              14,503

OTHER ASSETS                                                                    19,966              13,100
                                                                              --------            --------

TOTAL ASSETS                                                                  $661,190            $789,906
                                                                              ========            ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Revolving credit borrowings                                                $ 98,862            $ 96,065
   Current portion of long-term debt                                            61,348               8,937
   Accounts payable                                                            107,935              98,319
   Accrued employee compensation and benefits                                   23,236              28,331
   Accrued interest                                                             21,724              12,376
   Accrued customer rebates                                                     15,116              18,077
   Cash overdrafts                                                              10,801              12,692
   Other accrued liabilities                                                    19,458              20,632
                                                                              --------            --------
       Total current liabilities                                               358,480             295,429

LONG-TERM DEBT                                                                 578,617             640,621
ACCRUED EMPLOYEE BENEFITS                                                       50,364              43,348
OTHER LIABILITIES                                                               12,168              13,624
                                                                              --------            --------
       Total liabilities                                                       999,629             993,022
                                                                              --------            --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Preferred Stock, par value $1.00 per share:
     Authorized 5,000,000 shares
     Issued 15,000 shares - Series B in 2004 and 2003                               15                  15
   Common Stock, par value $.01 per share:
     Authorized 50,000,000 shares
     Issued 27,932,463 shares in 2004 and 27,898,149 shares in 2003                279                 279
   Additional paid-in capital                                                  102,328             102,155
   Accumulated deficit                                                        (356,965)           (237,732)
   Accumulated other comprehensive loss                                        (47,095)            (30,832)
   Common stock held in treasury, at cost:
     3,489,000 shares in 2004 and 2003                                         (27,780)            (27,780)
   Shareholder note receivable                                                  (9,221)             (9,221)
                                                                              --------            --------
       Total stockholders' deficiency                                         (338,439)           (203,116)
                                                                              --------            --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                $661,190            $789,906
                                                                              ========            ========

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                      Three Quarters Ended
                                                                                ----------------------------------
                                                                                September 26,        September 28,
                                                                                    2004                 2003
                                                                                -------------        -------------
                                                                                           (thousands)
OPERATING ACTIVITIES
   Net loss                                                                      $(119,233)            $(17,976)
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
     Depreciation and amortization                                                  19,047               19,250
     Amortization of debt issuance costs, debt premium
        and debt discount                                                            2,059                3,967
     Asset impairment and other charges                                              2,178                    -
     Write off of debt issuance costs                                                    -               12,928
     Valuation allowance on U.S. deferred income tax assets                        111,865                    -
     Gain on sale of assets                                                         (1,005)                   -
     Provision for uncollectible accounts                                            3,619                1,391
     Other operating activities                                                     (6,325)              (5,798)
     Changes in operating assets and liabilities, net                               (2,232)              12,000
                                                                                 ---------             --------

         Net cash provided by operating activities                                   9,973               25,762
                                                                                 ---------             --------

INVESTING ACTIVITIES
   Capital expenditures                                                             (4,209)              (4,683)
   Proceeds from sale of assets                                                      2,243                1,135
   Other investing activities                                                       (2,362)              (2,729)
                                                                                 ---------             --------

         Net cash used for investing activities                                     (4,328)              (6,277)
                                                                                 ---------             --------

FINANCING ACTIVITIES
   Proceeds from revolving loans, net                                                2,797               31,618
   Proceeds from long-term debt                                                          -              130,000
   Repayments of long-term debt                                                     (7,280)            (162,227)
   Decrease in cash overdrafts                                                      (1,891)              (6,777)
   Debt issuance costs                                                                   -              (11,659)
                                                                                 ---------             --------

         Net cash used for financing activities                                     (6,374)             (19,045)
                                                                                 ---------             --------

Net increase (decrease) in cash and cash equivalents                                  (729)                 440

Cash and cash equivalents at beginning of period                                     6,613                4,524
                                                                                 ---------             --------

Cash and cash equivalents at end of period                                       $   5,884             $  4,964
                                                                                 =========             ========

Supplemental Information:
   Cash paid for interest                                                        $  44,504             $ 45,160
                                                                                 =========             ========

   Cash paid for income taxes                                                    $     494             $  2,017
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

2.     EARNINGS PER SHARE

     The following table shows the amounts used in computing earnings per share.

                                                           Quarters Ended              Three Quarters Ended
                                                    -----------------------------  ---------------------------
                                                    September 26,   September 28,  September 26, September 28,
                                                       2004 (a)        2003 (a)       2004 (a)       2003 (a)
                                                    -------------   -------------  ------------- -------------
                                                               (thousands, except per share amounts)
     Basic:
       Net loss                                      $(114,501)       $(10,999)     $(119,233)      $(17,976)
                                                     =========        ========      =========       ========

       Weighted average common shares
         outstanding                                    24,443          24,409         24,441         24,389
                                                     =========        ========      =========       ========

       Net loss per share                            $   (4.68)       $  (0.45)     $   (4.88)      $  (0.74)
                                                     =========        ========      =========       ========

     Diluted:
       Net loss                                      $(114,501)       $(10,999)     $(119,233)      $(17,976)
                                                     =========        ========      =========       ========

       Weighted average common shares
         outstanding                                    24,443          24,409         24,441         24,389

       Incremental shares resulting from
         Stock options                                       -               -              -              -
         Convertible preferred stock                         -               -              -              -
                                                     ---------        --------      ---------       --------

       Adjusted weighted average shares                 24,443          24,409         24,441         24,389
                                                     =========        ========      =========       ========

       Net loss per share                            $   (4.68)       $  (0.45)     $   (4.88)      $  (0.74)
                                                     =========        ========      =========       ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2.   EARNINGS PER SHARE (continued)

(a) There was no dilution resulting from potential incremental shares in any of the periods presented because the Company had losses and the inclusion of potential incremental shares would have been antidilutive.

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

     The following table includes as reported and proforma information required by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No. 148"). Proforma information is based on the fair value method under SFAS No. 123.

                                                           Quarters Ended              Three Quarters Ended
                                                    -----------------------------  ---------------------------
                                                    September 26,   September 28,  September 26, September 28,
                                                       2004 (a)        2003 (a)       2004 (a)       2003 (a)
                                                    -------------   -------------  ------------- -------------
                                                                             (thousands, except per share amounts)
     Net loss as reported                             $(114,501)     $(10,999)      $(119,233)      $(17,976)
     Add:  Stock-based employee compensation
         expense included in reported net loss,
         net of tax provision (benefit)                       -             1              (1)             2
     Deduct:  Stock-based employee compensation
         expense determined under fair value
         based method, net of tax benefit                  (237)         (533)           (605)        (1,029)
                                                      ---------      --------       ---------       --------
     Proforma net loss                                $(114,738)     $(11,531)      $(119,839)      $(19,003)
                                                      =========      ========       =========       ========

     Basic loss per share
         As reported                                  $   (4.68)     $  (0.45)      $   (4.88)      $  (0.74)
                                                      =========      ========       =========       ========
         Proforma                                     $   (4.69)     $  (0.47)      $   (4.90)      $  (0.78)
                                                      =========      ========       =========       ========

     Diluted loss per share
         As reported                                  $   (4.68)     $  (0.45)      $   (4.88)      $  (0.74)
                                                      =========      ========       =========       ========
         Proforma                                     $   (4.69)     $  (0.47)      $   (4.90)      $  (0.78)
                                                      =========      ========       =========       ========

4.   RESTRUCTURING CHARGES (CREDITS)

     During the three quarters ended September 26, 2004, the Company recorded restructuring charges of $2.3 million, which were primarily related to lease costs and asset write offs in connection with the closing of its New York office and the realignment of its automotive operations.

     The   following   tables  set  forth  the   components   of  the  Company's
restructuring accruals and activity for the quarter and three quarters ended September 26, 2004:

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.   RESTRUCTURING CHARGES (CREDITS) (continued)

                                                          Plant Closure       Personnel
                                            Total           and Leases        Reductions       Other
                                            -----         -------------       ----------      -------
                                                                   (millions)
     Balance at June 27, 2004                $8.7              $7.1              $1.2           $0.4
     Restructuring charges                    0.1               0.1               -                 -
     Cash spending                           (0.7)             (0.3)             (0.2)          (0.2)
                                             ----              ----              ----           ----
     Balance at September 26, 2004           $8.1              $6.9              $1.0           $0.2
                                             ====              ====              ====           ====

     Balance at December 28, 2003            $9.7              $8.0              $0.9           $0.8
     Restructuring charges                    2.3               1.4               0.9               -
     Asset impairment                        (0.8)             (0.8)                -               -
     Cash spending                           (3.1)             (1.7)             (0.8)          (0.6)
                                             ----              ----              ----           ----
     Balance at September 26, 2004           $8.1              $6.9              $1.0           $0.2
                                             ====              ====              ====           ====

     The Company expects to spend approximately $2.5 million during the twelve months ending October 2, 2005, with the balance to be spent through 2012 primarily for lease termination costs which are recorded net of estimated sublease rental income.

5.   INVENTORIES

     The components of inventories are listed below.

                                       September 26,            December 28,
                                           2004                     2003
                                       -------------            ------------
                                                  (thousands)
     Raw materials and supplies           $60,263                $61,855
     Work-in-process                       20,094                 16,484
     Finished goods                        18,926                 17,543
                                          -------                -------
       Total                              $99,283                $95,882
                                          =======                =======

6.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS

     The components of long-term debt and revolving credit borrowings are listed below.

                                                                      September 26,         December 28,
                                                                          2004                  2003
                                                                      ----------            ------------
     Foamex L.P. Senior Secured Credit Facility                                 (thousands)
       Term Loan (1)                                                   $ 40,942               $ 48,214
     Foamex L.P. Secured Term Loan (1)                                   80,000                 80,000
     10 3/4% Senior secured notes due 2009 (2) (4)                      310,307                311,950
     9 7/8% Senior subordinated notes due 2007 (2)                      148,500                148,500
     13 1/2% Senior subordinated notes due 2005 (includes
       $835 in 2004 and $1,543 in 2003 of unamortized
       debt premium) (2)                                                 52,420                 53,128
     Industrial revenue bonds (3)                                         7,000                  7,000
     Other (net of unamortized debt discount of $54 in 2004
       and $93 in 2003)                                                     796                    766
                                                                       --------               --------
                                                                        639,965                649,558
     Less current portion                                                61,348                  8,937
                                                                       --------               --------
     Long-term debt                                                    $578,617               $640,621
                                                                       ========               ========

     Revolving credit borrowings (1)                                   $ 98,862               $ 96,065
                                                                       ========               ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


6.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

(1) Subsidiary debt of Foamex L.P., guaranteed by the Company, FMXI, Inc. and Foamex Canada.
(2)  Subsidiary debt of Foamex L.P. and Foamex Capital Corporation.
(3)  Subsidiary debt of Foamex L.P.
(4) Includes $10.3 million in 2004 and $12.0 million in 2003 of deferred credit on interest rate swap transactions.

Senior Secured Credit Facility

     The $240.0 Million Senior Secured Credit Facility consists of a revolving credit facility with a maximum availability of $190.0 million and an initial term loan of $50.0 million. The revolving credit facility includes a $50.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable and inventory. At September 26, 2004, Foamex L.P. had available borrowings of approximately $50.0 million and letters of credit outstanding of $23.5 million. Borrowings under the term loan are limited to eligible amounts, as defined, of equipment and real estate. Substantially all the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the revolving credit facility and the term loan bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At September 26, 2004, the weighted average interest rates were 5.45% and 5.54% for the revolving loan and the term loan, respectively. The term loan requires quarterly installment payments of approximately $1.8 million, which commenced on September 30, 2003. All borrowings under the $240.0 Million Senior Secured Credit Facility will mature on April 30, 2007. The $240.0 Million Senior Secured Credit Facility includes both a subjective acceleration clause and a lockbox arrangement which requires all lockbox receipts be used to repay revolving credit borrowings. Accordingly, borrowings under the revolving credit facility are classified as current in the accompanying condensed consolidated balance sheets as of September 26, 2004 and December 28, 2003 as required by Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lockbox Arrangement" ("EITF No. 95-22").

     The  $80.0  million  term loan  facility  (the  "Secured  Term  Loan")  was originally scheduled to mature on April 30, 2007. An amendment executed on November 3, 2004 (see below) extends the maturity of the Secured Term Loan to April 1, 2009. Borrowings under this facility bear interest at a rate that is 9.25% plus the greater of the Reference Rate, as defined, or 4.25%. The minimum rate is 13.50% and the rate in effect at September 26, 2004 is 14.00%. In addition, Foamex L.P. is subject to a 1.00% facility fee on the initial $80.0 million of this facility which is payable annually on the anniversary date. Borrowings under the Secured Term Loan are collateralized by the same collateral as the $240.0 Million Senior Secured Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan.

10 3/4% Senior Secured Notes

     The 10 3/4% Senior Secured Notes were issued by Foamex L.P. and Foamex Capital Corporation on March 25, 2002 and are due on April 1, 2009. The notes are guaranteed on a senior basis by all of Foamex L.P.'s domestic subsidiaries that guarantee the $240.0 Million Senior Secured Credit Facility. The notes are secured on a second-priority basis (subject to permitted liens) by substantially the same collateral that secures the obligations under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan. The notes rank effectively junior to all senior indebtedness that is secured by first priority liens and senior in right of payment to all subordinated indebtedness. Interest is payable April 1 and October 1. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after April 1, 2006. The initial redemption is at 105.375% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after April 1, 2008. Additionally, on or before April 1, 2005, up to 35.0% of the principal amount of the notes may be redeemed at a redemption price equal to 110.750% of the principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption with the net proceeds of one or more equity offerings.

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

9 7/8% Senior Subordinated Notes

     The 9 7/8% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and are due on June 15, 2007. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable June 15 and December 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 15, 2002. The initial redemption was 104.938% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after June 15, 2005. At September 26, 2004, the redemption price was 101.646% plus accrued and unpaid interest.

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

13 1/2% Senior Subordinated Notes

     The 13 1/2% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and are due on August 15, 2005. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable semiannually on February 15 and August 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after August 15, 2000. The initial redemption was 106.75% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after August 15, 2004. At September 26, 2004, the redemption price was 100.0% plus accrued and unpaid interest.

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

     On November 3, 2004, Foamex L.P. entered into amended financing agreements with the existing lenders under the $240.0 Million Senior Secured Credit
Facility and the Secured Term Loan to provide up to $54.0 million of new financing, the proceeds of which could be used only to repurchase prior to or repay the 13 1/2% Senior Subordinated Notes at maturity and certain fees related to the new financing. The lenders under the $240.0 Million Senior Secured Credit Facility have agreed to lend up to $15.0 million under a new junior term loan with a floating interest rate based upon either LIBOR, as defined, reset monthly plus 6.00% or a Base Rate, as defined, plus 4.00% with a maturity date of April 30, 2007. The lenders under the Secured Term Loan would lend up to an additional

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

$39.0 million with interest rates identical to the rates under the existing Secured Term Loan. The Secured Term Loan maturity date was also extended to April 1, 2009. The new financing commitment under the Secured Term Loan requires the payment of an unused commitment fee at the rate of 1.5% per annum. In addition, in conjunction with the agreements, it is estimated Foamex L.P. will incur closing fees and expenses aggregating approximately $2.0 million.

Industrial Revenue Bonds ("IRBs")

     IRB debt includes a $1.0 million bond that matures on October 1, 2005 and a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At September 26, 2004, the interest rate was 1.50% on the $1.0 million bond and 1.57% on the $6.0 million bond. The maximum interest rate for either of the IRBs is 15.0% per annum. If Foamex L.P. exercises its option to convert the bonds to a fixed interest rate structure, the IRBs are redeemable at the option of the bondholders. The obligations are collateralized by certain properties, which have an approximate net carrying value of $10.6 million at September 26, 2004.

Other

     Other debt includes a non-interest bearing promissory note with a principal amount of $0.9 million at September 26, 2004 issued in connection with increasing the Company's interest in an Asian joint venture to 70.0% in 2001. The promissory note had unamortized discount of $0.1 million at September 26, 2004.

Debt Covenants

     The indentures and other indebtedness agreements contain certain covenants that limit, among other things, the ability of the Company's subsidiaries (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interests, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets, or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Under the most restrictive of the distribution restrictions, the Company could be paid by its subsidiaries, as of September 26, 2004, funds only to the extent to enable the Company to meet its tax payment liabilities and its normal operating expenses of up to $1.5 million annually, so long as no default or event of default has occurred.

     Under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan, Foamex L.P. is subject to a minimum fixed charge coverage ratio, as defined, of 1.00. For the four quarters ended September 26, 2004, Foamex L.P.'s fixed charge coverage ratio was 1.06. Amendments to the $240.0 Million Senior Secured Credit Facility and Secured Term Loan executed on November 3, 2004 allowed Foamex L.P. to exclude certain charges aggregating approximately $3.7 million and approximately $1.0 million in the first and second quarters of 2004, respectively, from the computation of the fixed charge coverage ratio. Foamex L.P. is also subject to a maximum annual capital expenditure amount which is $36.0 million for the year ending January 2, 2005.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

Maturities of Long-Term Debt

     Scheduled maturities of long-term debt as of September 26, 2004 are shown below (thousands):

     Quarter ending January 2, 2005                               $  3,571
     2005                                                           60,579
     2006                                                            7,143
     2007                                                          251,585
     2008                                                                -
     2009                                                          300,000
     Thereafter                                                      6,000
                                                                  --------
                                                                   628,878

     Unamortized debt premium/discount and fair
        value adjustment, net                                       11,087
                                                                  --------

     Total                                                        $639,965
                                                                  ========

7.   RETIREE BENEFIT PLANS

     Components of net periodic pension benefit cost are listed below:

                                                              Quarters Ended             Three Quarters Ended
                                                       -----------------------------  ----------------------------
                                                       September 26,   September 28,  September 26,  September 28,
                                                           2004            2003           2004           2003
                                                       -------------   -------------  -------------  -------------
                                                                                (thousands)
     Service cost                                        $1,323          $1,158         $3,543         $3,246
     Interest cost                                        1,839           1,854          5,510          5,190
     Expected return on plan assets                      (1,648)         (1,475)        (5,042)        (4,155)
     Amortization of transition assets                      (18)            (21)           (55)           (57)
     Amortization of prior service benefit                  (26)            (36)           (81)           (97)
     Amortization of net loss                               680             743          2,041          2,080
                                                         ------          ------         ------         ------

     Net periodic pension benefit cost                   $2,150          $2,223         $5,916         $6,207
                                                         ======          ======         ======         ======

     Anticipated contributions to retiree benefit plans are $9.3 million for fiscal 2004 based on completed actuarial valuations, which is lower than the previous estimate of $11.8 million. During the quarter and three quarters ending September 26, 2004, the Company contributed $6.1 million and $9.0 million, respectively.

8.   INCOME TAXES

     During the quarter ended September 26, 2004, the Company established a valuation allowance of $128.6 million for its U.S. deferred tax assets. As a result of its evaluation of the realizability of its deferred tax assets conducted in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company determined that it is not likely that it will be able to generate sufficient amounts of future U.S. taxable income to utilize its net operating loss carryforwards and realize other deferred tax assets. The uncertainty of recent economic conditions, including the escalating cost of chemical feedstocks, in part due to increases in crude oil prices and their volatility, combined with the Company's limited near term ability to timely recover material cost increases from its customers, have adversely impacted the Company's forecast of future U.S. taxable income.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.   INCOME TAXES (continued)

     The provision for income taxes in the quarter and three quarters ended September 26, 2004 includes $111.9 million related to the establishment of the valuation allowance. The remaining $16.7 million of the valuation allowance, which relates to the Company's minimum pension liability, has been charged to accumulated other comprehensive loss on the accompanying condensed consolidated balance sheet as of September 26, 2004.

     The effective income tax rate was 22.8% for the three quarters ended September 28, 2003 and was based on the forecasted 2003 annual rate applied to the year-to-date loss before taxes. The effective tax benefit rate for the quarter and three quarters ended September 28, 2003, included a $3.1 million provision that reduced the effective tax benefit rate. The $3.1 million of tax expense was related to the Foamex L.P. $240.0 Million Senior Secured Credit Facility and the collateral provisions that pledged the stock of Foamex Canada. This collateral pledge under the U.S. Internal Revenue Code resulted in a deemed distribution of accumulated earnings, as defined, of Foamex Canada. Because the Company will not be able to utilize any Canadian tax credits associated with the deemed distribution, the full amount of the distribution was subject to U.S. taxation and will result in a reduction in the amount of the U.S. net operating loss carryforwards available. Without this adjustment, the effective tax benefit rate would have been 36.1% for the three quarters ended September 28, 2003.

9.   COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are listed below.

                                                              Quarters Ended             Three Quarters Ended
                                                       -----------------------------  ----------------------------
                                                       September 26,   September 28,  September 26,  September 28,
                                                           2004            2003           2004           2003
                                                       -------------   -------------  -------------  -------------
                                                                                (thousands)
     Net loss                                            $(114,501)       $(10,999)     $(119,233)     $(17,976)
     Foreign currency translation adjustments                1,240           1,493            470         5,629
     Minimum pension liability adjustments (a)             (16,733)              -        (16,733)            -
                                                         ---------        --------      ---------      --------
     Total comprehensive income (loss)                   $(129,994)       $ (9,506)     $(135,496)     $(12,347)
                                                         =========        ========      =========      ========

(a)  See Note 8.

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

     Segment results are presented below.

                                                   Carpet
                                         Foam      Cushion      Automotive     Technical
                                       Products    Products      Products       Products      Other        Total
                                       --------    --------     ----------     ---------    ---------    --------
                                                                       (thousands)
Quarter ended September 26, 2004
Net sales                               $139,980    $54,830      $ 77,132       $30,970     $  7,081     $309,993
Income (loss) from operations           $ 13,986    $ 2,996      $  3,208       $ 8,015     $(13,324)    $ 14,881
Depreciation and amortization           $  2,464    $   710      $    760       $   722     $  2,181     $  6,837


                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.  SEGMENT RESULTS (continued)

                                                   Carpet
                                         Foam      Cushion      Automotive     Technical
                                       Products    Products      Products       Products      Other        Total
                                       --------    --------     ----------     ---------    ---------    --------
                                                                       (thousands)
Quarter ended September 28, 2003
Net sales                               $137,369    $54,126      $100,590       $25,803     $  5,654     $323,542
Income (loss) from operations           $ 14,659    $ 1,772      $  7,564       $ 6,181     $(12,538)    $ 17,638
Depreciation and amortization           $  2,700    $   791      $    723       $   735     $  1,345     $  6,294

Three quarters ended September 26, 2004
Net sales                              $400,464   $154,524      $267,752        $93,310     $ 21,701     $937,751
Income (loss) from operations          $ 42,598   $  7,727      $ 16,222        $25,329     $(47,091)    $ 44,785
Depreciation and amortization          $  7,805   $  2,201      $  2,026        $ 2,113     $  4,902     $ 19,047

Three quarters ended September 28, 2003
Net sales                              $378,408   $157,352      $345,275        $88,807     $ 19,488     $989,330
Income (loss) from operations          $ 32,525   $  2,776      $ 26,424        $24,907     $(38,446)    $ 48,186
Depreciation and amortization          $  8,130   $  2,392      $  2,155        $ 2,190     $  4,383     $ 19,250

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

     As of September 26, 2004, the Company had accrued approximately $1.7 million for litigation and other matters in addition to the environmental matters discussed below.

Environmental and Health and Safety

     The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of September 26, 2004, the Company had accruals of approximately $2.2 million for environmental matters, including approximately $1.9 million related to remediating and monitoring soil and groundwater contamination and approximately $0.3 million related to sites where the Company has been designated as a Potentially Responsible Party or "PRP" and other matters. Additional losses, if any, in excess of amounts currently accrued, cannot be reasonably estimated at this time. If there are additional matters or if our current estimates are incorrect, there could be a material adverse effect on the Company's financial position, results of operations and cash flows.

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

     The Comprehensive Environmental Response, Compensation and Liability Act, or "CERCLA," and comparable state laws impose liability without fault for the costs of cleaning up contaminated sites on certain classes of persons that contributed to the release of hazardous substances into the environment at those sites, for example, by generating wastes containing hazardous substances which were disposed at such sites. The Company is currently designated as a PRP by the EPA or by state environmental agencies or other PRPs, pursuant to CERCLA or analogous state statutes, with respect to twelve sites. Estimates of total cleanup costs and fractional allocations of liability are often provided by the EPA, the state environmental agency or the committee of PRPs with respect to the specified site. Based on these estimates (to the extent available) and on known information, in each case and in the aggregate, the Company does not expect additional costs, if any, to be material to liquidity, results of operations or financial position.

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

12.  PREFERRED SHARE PURCHASE RIGHTS

     On August 5, 2004, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $0.01 per share, payable on August 23, 2004 to the stockholders of record on August 16, 2004. The Board of Directors declared these rights to protect stockholders from coercive or otherwise unfair takeover tactics. The Rights would not interfere with any merger or other business combination approved by the Board of Directors. The Rights will become exercisable only if a person or group beneficially acquires 20% or more of the stockholder voting power of the Company or if a person or group announces a tender offer, which, if consummated, would result in such person or group beneficially owning 20% or more of such voting power, in either case without the approval of the Board of Directors. The Board of Directors may, at its option, redeem the Rights at $0.001 per Right or amend the rights plan within a certain period of time before the rights become exercisable.

     Under most circumstances involving an acquisition by a person or group of 20% or more of the stockholder voting power of the Company, and in which the Rights become exercisable, each Right will entitle its holder (other than such person or group), in lieu of purchasing preferred stock, to purchase Common Stock of the Company at a 50% discount. In addition, in the event of certain business combinations following such an acquisition, each Right will entitle its holder to purchase the Common Stock of an acquirer of the Company at a 50% discount.

     Unless earlier redeemed, exercised or exchanged, the Rights will expire on August 4, 2014.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

         SUMMARIZED FINANCIAL INFORMATION OF FOAMEX ASIA COMPANY LIMITED
                                (Amounts in Baht)
                                   (unaudited)

                                                  Quarters   Ended
                                        --------------------------------------
                                        September 30,            September 30,
                                            2004                      2003
                                        -------------            -------------

     Net sales                            406,859,157              366,387,806
                                          ===========              ===========

     Net income (loss)                     (1,460,723)              17,807,213
                                          ===========              ===========

                                                  Three Quarters Ended
                                        --------------------------------------
                                        September 30,            September 30,
                                            2004                    2003
                                        -------------            -------------
     Net sales                          1,167,350,577            1,120,296,263
                                        =============            =============

     Net income                             7,215,712               71,128,584
                                        =============            =============

                                                        As of
                                        --------------------------------------
                                        September 30,            December 31,
                                            2004                     2003
                                        ------------             -------------

     Total assets                       1,374,880,342            1,386,481,689
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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 26, 2004 COMPARED TO THE QUARTER ENDED SEPTEMBER 28, 2003

                                                   Carpet
                                         Foam      Cushion      Automotive     Technical
                                       Products    Products      Products       Products      Other        Total
                                       --------    --------     ----------     ---------    ---------    --------
                                                                       (thousands)
Quarter ended September 26, 2004
Net sales                              $139,980    $54,830      $ 77,132        $30,970     $  7,081     $309,993
Income (loss) from operations          $ 13,986    $ 2,996      $  3,208        $ 8,015     $(13,324)    $ 14,881
Depreciation and amortization          $  2,464    $   710      $    760        $   722     $  2,181     $  6,837
Income (loss) from operations
   as a percentage of net sales            10.0%       5.5%          4.2%          25.9%        n.m.*         4.8%

Quarter ended September 28, 2003
Net sales                              $137,369    $54,126      $100,590        $25,803     $  5,654     $323,542
Income (loss) from operations          $ 14,659    $ 1,772      $  7,564        $ 6,181     $(12,538)    $ 17,638
Depreciation and amortization          $  2,700    $   791      $    723        $   735     $  1,345     $  6,294
Income (loss) from operations
   as a percentage of net sales            10.7%       3.3%          7.5%          24.0%        n.m.*         5.5%

* not meaningful

Income from Operations

     Net sales for the quarter ended September 26, 2004 decreased 4% to $310.0 million from $323.5 million in the quarter ended September 28, 2003. The decrease was primarily attributable to lower net sales in the Automotive Products segment due to lower volume, including sourcing actions by major customers, partially offset by higher net sales in the other operating segments.

     The gross profit was $33.2 million, or 10.7% of net sales, in the quarter ended September 26, 2004 compared to $37.3 million, or 11.5% of net sales, in the 2003 period. The lower gross margin was primarily due to higher chemical and manufacturing costs and a charge of approximately $1.7 million for the write off of certain manufacturing assets. We anticipate that the gross margin will decline in the fourth quarter of 2004 and will be lower on a year over year basis for the next several quarters primarily due to increases in the cost of raw materials and our inability to fully recover these costs through price increases in the near term.

     Income from operations for the quarter ended September 26, 2004 was $14.9 million, or 4.8% of net sales, which represented a 16% decrease from the $17.6 million, or 5.5% of net sales, reported in the 2003 period. The lower gross profit margin, described above, was partially offset by lower selling, general and administrative expenses which decreased $1.2 million, or 6%, primarily due to lower corporate expenses and employee costs related to the closing of our New York office, and bad debt recoveries, partially offset by higher professional fees primarily for information technology and the cost of our efforts under
Section 404 of the Sarbanes-Oxley Act.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Foam Products

     Foam Products net sales for the quarter ended September 26, 2004 increased 2% to $140.0 million from $137.4 million in the 2003 period primarily due to higher volumes of value-added products. Income from operations decreased 5% to $14.0 million in the quarter ended September 26, 2004 from $14.7 million in the 2003 period principally due to higher raw material costs. Income from operations was 10.0% of net sales in 2004 and 10.7% of net sales in 2003.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the quarter ended September 26, 2004 increased 1% to $54.8 million from $54.1 million in the 2003 period. Income from operations increased 69% to $3.0 million in the quarter ended September 26, 2004 from $1.8 million in the 2003 period primarily as a result of lower operating costs partially offset by lower average selling prices. Income from operations represented 5.5% of net sales in 2004 and 3.3% of net sales in 2003.

     Automotive Products

     Automotive Products net sales for the quarter ended September 26, 2004 decreased 23% to $77.1 million from $100.6 million in the 2003 period primarily as a result of lower volumes from sourcing actions by major customers. We anticipate this trend of lower volume in this segment will continue with total 2004 net sales expected to be approximately $350.0 million compared to $447.1 million in 2003. Income from operations decreased 58% to $3.2 million compared to $7.6 million in the 2003 period primarily due to the decline in sales volume and lower average selling prices due to changes in sales mix. Income from operations represented 4.2% of net sales in 2004 and 7.5% of net sales in 2003.

     Technical Products

     Technical Products net sales for the quarter ended September 26, 2004 increased 20% to $31.0 million from $25.8 million in the 2003 period, primarily as a result of increases in unit volume and improved mix and pricing. Income from operations increased 30% to $8.0 million in the 2004 period compared to $6.2 million in the 2003 period primarily due to higher volumes and improved mix and pricing. Income from operations represented 25.9% of net sales in 2004 and 24.0% of net sales in 2003.

     Other

     Other primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to business segments and restructuring charges (credits). The net sales associated with this segment resulted from the Company's Mexico City operations. The loss from operations was $13.3 million in the quarter ended September 26, 2004 and $12.5 million in the quarter ended September 28, 2003 and primarily reflects corporate expenses not allocated to operating segments.

     During the quarter ended September 26, 2004, we recorded restructuring charges of $0.1 million. During the quarter ended September 28, 2003, we recorded restructuring charges of $0.3 million.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $18.7 million in the quarter ended September 26, 2004, which represented a 41% decrease from the 2003 period expense of $31.6 million. The 2003 period included a write off of debt issuance costs of $12.9 million associated with the refinancing of our credit facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Other Income (Expense), Net

     Other expense, net was $0.5 million for the quarter ended September 26, 2004 compared to $1.0 million for the quarter ended September 28, 2003. The 2004 period includes foreign currency transaction losses related to operations in Mexico and Canada of $0.3 million compared to $0.6 million in 2003.

     Provision (Benefit) for Income Taxes

     During the quarter ended September 26, 2004, we established a valuation allowance of $128.6 million for our U.S. deferred tax assets. As a result of our evaluation of the realizability of our deferred tax assets conducted in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), we have determined that it is not likely that we will be able to generate sufficient amounts of future U.S. taxable income to utilize our net operating loss carryforwards and realize other deferred tax assets. The uncertainty of recent economic conditions, including the escalating cost of chemical feedstocks, in part due to increases in crude oil prices and their volatility, combined with our limited near term ability to timely recover material cost increases from our customers, have adversely impacted our forecast of future U.S. taxable income.

     The provision for income taxes for the quarter ended September 26, 2004 includes $111.9 million related to the establishment of the valuation allowance. The remaining $16.7 million of the valuation allowance, which relates to our minimum pension liability, has been charged to accumulated other comprehensive loss on the accompanying condensed consolidated balance sheet as of September 26, 2004.

     In accordance with SFAS No. 109, we will continue to test the realization of our U.S. net operating loss carryforwards and other deferred tax assets. Our assessment will include an analysis of both positive and negative objective and subjective evidence such as our recent performance, market conditions and prices of our major chemical raw materials and the levels of our future profitability. If, as a result of this assessment, there is sufficient positive evidence such that it is more likely than not that we will realize the benefit of our deferred tax assets we may reduce a portion or all of our valuation allowance in future periods.

RESULTS OF OPERATIONS FOR THE THREE QUARTERS ENDED SEPTEMBER 26, 2004 COMPARED TO THE THREE QUARTERS ENDED SEPTEMBER 28, 2003

                                                   Carpet
                                         Foam      Cushion      Automotive     Technical
                                       Products    Products      Products       Products      Other        Total
                                       --------    --------     ----------     ---------    ---------    --------
                                                                       (thousands)
Three Quarters ended September 26, 2004
Net sales                              $400,464   $154,524      $267,752        $93,310     $ 21,701     $937,751
Income (loss) from operations          $ 42,598   $  7,727      $ 16,222        $25,329     $(47,091)    $ 44,785
Depreciation and amortization          $  7,805   $  2,201      $  2,026        $ 2,113     $  4,902     $ 19,047
Income (loss) from operations
   as a percentage of net sales            10.6%       5.0%          6.1%         27.1%         n.m.*         4.8%

Three Quarters ended September 28, 2003
Net sales                              $378,408   $157,352      $345,275        $88,807     $ 19,488     $989,330
Income (loss) from operations          $ 32,525   $  2,776      $ 26,424        $24,907     $(38,446)    $ 48,186
Depreciation and amortization          $  8,130   $  2,392      $  2,155        $ 2,190     $  4,383     $ 19,250
Income (loss) from operations
   as a percentage of net sales             8.6%       1.8%          7.7%          28.0%        n.m.*         4.9%

* not meaningful

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Income from Operations

     Net sales for the three quarters ended September 26, 2004 decreased 5% to $937.8 million from $989.3 million in the three quarters ended September 28, 2003. The decrease was primarily attributable to lower net sales in the Automotive Products segment due to lower volume, including sourcing actions by major customers, partially offset by higher net sales in the Foam Products and Technical Products segments.

     The gross profit was $113.1 million, or 12.1% of net sales, in the three quarters ended September 26, 2004 compared to $106.6 million, or 10.8% of net sales, in the 2003 period. Gross profit margin has improved primarily due to profit improvements as a result of better product mix in Foam Products and lower costs in Carpet Cushion Products, partially offset by lower volume in the Automotive Products segment.

     Income from operations for the three quarters ended September 26, 2004 was $44.8 million, or 4.8% of net sales, which represented a 7% decrease from the $48.2 million, or 4.9% of net sales, reported during the 2003 period. The improved gross profit margin, described above, was offset by higher selling, general and administrative expenses which increased $6.4 million, or 11%, principally due to a $3.0 million charge to bad debt expense due to a customer bankruptcy, net of settlements of $0.7 million, litigation related costs and higher professional fees primarily for information technology and the cost of our efforts under Section 404 of the Sarbanes-Oxley Act, partially offset by lower corporate expenses and employee costs as a result of the closing of our New York office. Results include net restructuring charges of $2.3 million in 2004 and net restructuring credits of $1.2 million in 2003. Restructuring items are discussed under "Other" below.

     Foam Products

     Foam Products net sales for the three quarters ended September 26, 2004 increased 6% to $400.5 million from $378.4 million in the 2003 period primarily due to higher volumes of value-added products. Income from operations increased 31% to $42.6 million in the three quarters ended September 26, 2004 from $32.5 million in the 2003 period principally as a result of improved volume mix. Income from operations was 10.6% of net sales in 2004 and 8.6% of net sales in 2003.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the three quarters ended September 26, 2004 decreased 2% to $154.5 million from $157.4 million in the 2003 period principally due to volume declines and lower average selling prices. Income from operations was $7.7 million in the three quarters ended September 26, 2004 compared to $2.8 million in the 2003 period with the increase due primarily to lower material and operating costs partly offset by lower average selling prices. Income from operations was 5.0% of net sales in 2004 and 1.8% of net sales in 2003.

     Automotive Products

     Automotive Products net sales for the three quarters ended September 26, 2004 decreased 22% to $267.8 million from $345.3 million in the 2003 period principally as a result of lower volumes from sourcing actions by major customers. Income from operations decreased 39% to $16.2 million compared to $26.4 million in the 2003 period primarily due to lower sales volume. Income from operations was 6.1% of net sales in 2004 and 7.7% of net sales in 2003.

     Technical Products

     Technical Products net sales for the three quarters ended September 26, 2004 increased 5% to $93.3 million from $88.8 million in the 2003 period primarily due to higher unit volume and improved mix. Income from operations increased 2% to $25.3 million in the 2004 period compared to $24.9 million in the 2003 period primarily due to product mix improvements. Income from operations was 27.1% of net sales in 2004 and 28.0% of net sales in 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Other

     Other primarily consists of certain manufacturing operations in Mexico City, corporate expenses not allocated to business segments and restructuring charges (credits). The increase in net sales associated with this segment resulted from our Mexico City operations. The loss from operations was $47.1 million in the three quarters ended September 26, 2004 and $38.4 million in the three quarters ended September 28, 2003 and reflects generally higher corporate expenses in 2004 and includes restructuring items discussed below.

     During the three quarters ended September 26, 2004, we recorded restructuring charges of $2.3 million primarily related to lease costs and asset write offs in connection with the closing of the New York office and the realignment of automotive operations. During the three quarters ended September 28, 2003, we recorded restructuring credits of $1.2 million primarily from the reversal of prior restructuring charges no longer required.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $55.9 million in the three quarters ended September 26, 2004, which represented a 20% decrease from the 2003 period expense of $70.0 million. The decrease is primarily due to lower amortization of debt issuance costs, which included a write off of $12.9 million in the 2003 period associated with the refinancing of our credit facilities.

     Other Income (Expense), Net

     Other expense, net was $0.3 million for the three quarters ended September 26, 2004 compared to other expense, net of $2.8 million for the three quarters ended September 28, 2003. The 2004 period includes foreign currency transaction losses related to operations in Mexico and Canada of $0.7 million compared to $2.3 million in 2003. Also included in 2004 were gains of $1.0 million on asset disposals.

     Provision (Benefit) for Income Taxes

     During the three quarters ended September 26, 2004, we established a valuation allowance of $128.6 million for our U.S. deferred tax assets. As a result of our evaluation of the realizability of our deferred tax assets conducted in accordance with SFAS No. 109, we have determined that it is not likely that we will be able to generate sufficient amounts of future U.S. taxable income to utilize our net operating loss carryforwards and realize other deferred tax assets. The uncertainty of recent economic conditions, including the escalating cost of chemical feedstocks, in part due to increases in crude oil prices and their volatility combined with our limited near term ability to timely recover material cost increases from our customers, have adversely impacted our forecast of future U.S. taxable income.

     The provision for income taxes in the three quarters ended September 26, 2004 includes $111.9 million related to the establishment of the valuation allowance. The remaining $16.7 million of the valuation allowance, which relates to our minimum pension liability, has been charged to accumulated other comprehensive loss on the accompanying condensed consolidated balance sheet as of September 26, 2004.

     In accordance with SFAS No. 109, we will continue to test the realization of our U.S. net operating loss carryforwards and other deferred tax assets. Our assessment will include an analysis of both positive and negative objective and subjective evidence such as our recent performance, market conditions and prices of our major chemical raw materials and the levels of our future profitability. If, as a result of this assessment, there is sufficient positive evidence such that it is more likely than not that we will realize the benefit of our deferred tax assets we may reduce a portion or all of our valuation allowance in future periods.

     The effective income tax rate was 22.8% for the three quarters ended September 28, 2003 and was based on the forecasted 2003 annual rate applied to the year-to-date loss before taxes. The effective tax benefit rate for the quarter and three quarters ended September 28, 2003, included a $3.1 million provision that reduced the effective tax benefit rate. The $3.1 million of tax expense was related to the Foamex L.P. $240.0 Million Senior Secured Credit

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     Foamex L.P.'s liquidity requirements consist principally of the need to fund accounts receivable, inventory and accounts payable, scheduled payments of principal and interest on outstanding indebtedness, capital expenditures and software development costs, and employee and non-employee benefits. Periodic borrowings under Foamex L.P.'s revolving credit facility ($50.0 million available at September 26, 2004) and cash flows from operating activities are the principal sources of cash needed to meet our liquidity requirements for the next twelve months. Scheduled principal payments on Foamex L.P.'s debt become more significant in the second half of 2005 when the $51.6 million of 13 1/2% Senior Subordinated Notes mature (see Note 6 to the condensed consolidated financial statements).

     Cash and cash equivalents were $5.9 million at September 26, 2004 compared to $6.6 million at December 28, 2003. Working capital at September 26, 2004 was a negative $38.3 million and the current ratio was 0.89 to 1 compared to working capital at December 28, 2003 of $31.1 million and a current ratio of 1.11 to 1. The decline in working capital is primarily due to the reclassification of the $52.4 million of 13 1/2% Senior Subordinated Notes due August 15, 2005 as they mature in less than one year and the valuation allowance on the current portion of deferred tax assets.

     Total long-term debt and revolving credit borrowings at September 26, 2004 were $738.8 million, down $6.8 million from December 28, 2003. As of September 26, 2004, there were $98.9 million of revolving credit borrowings under the $240.0 Million Senior Secured Credit Facility with $50.0 million available for borrowings and $23.5 million of letters of credit outstanding. Revolving credit borrowings at September 26, 2004 primarily reflect working capital requirements.

     The $240.0 Million Senior Secured Credit Facility consists of a revolving credit facility with a maximum availability of $190.0 million and an initial term loan of $50.0 million. The revolving credit facility includes a $50.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable and inventory. Borrowings under the term loan are limited to eligible amounts, as defined, of equipment and real estate. Substantially all the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the revolving credit facility and the term loan bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At September 26, 2004, the weighted average interest rates were 5.45% and 5.54% for the revolving loan and the term loan, respectively. The margin for borrowings under the revolving credit facility and term loan increased by 0.50% as of September 1, 2004 and will decrease by 0.25% as of December 1, 2004. The term loan requires quarterly installment payments of approximately $1.8 million. All borrowings under the $240.0 Million Senior Secured Credit Facility will mature on April 30, 2007.

     The $80.0 million Secured Term Loan was originally scheduled to mature on April 30, 2007. An Amendment executed on November 3, 2004 (see below) extends the maturity of the Secured Term Loan to April 1, 2009. Borrowings under this facility bear interest at a rate that is 9.25% plus the greater of the Reference Rate, as defined, or 4.25%. The minimum rate is 13.50% and the rate in effect at September 26, 2004 was 14.00%. In addition, Foamex L.P. is subject to a 1.00% facility fee on the initial $80.0 million of this facility which is payable annually on the anniversary date. Borrowings under the Secured Term Loan are collateralized by the same collateral as the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

$240.0 Million Senior Secured Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan.

     Under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan, Foamex L.P. is subject to a minimum fixed charge coverage ratio, as defined, of 1.00. For the four quarters ended September 26, 2004, Foamex L.P.'s fixed charge coverage ratio was 1.06, which translates into $5.2 million of excess coverage. Amendments to the $240.0 Million Senior Secured Credit Facility and Secured Term Loan executed on November 3, 2004 allowed Foamex L.P. to exclude certain charges aggregating approximately $3.7 million and approximately $1.0 million in the first and second quarters of 2004, respectively, from the computation of the fixed charge coverage ratio. If we are not able to maintain or improve our operating results and manage our fixed charges, we may not be able to meet our required fixed charge coverage ratio. If we are not able to meet the fixed charge coverage ratio and we are not able to obtain waivers or further amendments under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan, there would be a material adverse impact on our financial condition. Foamex L.P. is also subject to a maximum annual capital expenditure amount which is $36.0 million for the year ending January 2, 2005.

     Our 13 1/2% Senior Subordinated Notes with a face value of $51.6 million are due on August 15, 2005. We may, from time to time, directly or indirectly make purchases of these notes or our other public debt in the open market or in private transactions.

     On November 3, 2004, Foamex L.P. entered into financing agreements with the existing lenders under the $240.0 Million Senior Secured Credit Facility and the Secured Term Loan to provide up to $54.0 million of new financing, the proceeds of which could be used only to repurchase prior to or repay the 13 1/2% Senior Subordinated Notes at maturity and certain fees related to the new financing. The lenders under the $240.0 Million Senior Secured Credit Facility have agreed to lend up to $15.0 million under a new junior term loan with a floating interest rate based upon either LIBOR, as defined, reset monthly plus 6.00% or a Base Rate, as defined, plus 4.00% with a maturity date of April 30, 2007. The lenders under the Secured Term Loan would lend up to an additional $39.0 million with interest rates identical to the rates under the existing Secured Term Loan. The Secured Term Loan maturity date was also extended to April 1, 2009. The new financing commitment under the Secured Term Loan requires the payment of an unused commitment fee at the rate of 1.5% per annum. In addition, in conjunction with the agreements, it is estimated Foamex L.P. will incur closing fees and expenses aggregating approximately $2.0 million. The amendments permit Foamex L.P. to reduce the financing commitments by any cash proceeds, as defined in the amendments, generated from certain sources.

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

     We anticipate contributing a total of $9.3 million to our pension plans in 2004 and have contributed $9.0 million for the three quarters ended September 26, 2004.

     Cash Flow from Operating Activities

     Cash provided by operating activities in the three quarters ended September 26, 2004 was $10.0 million compared to cash provided of $25.8 million in the three quarters ended September 28, 2003. Accounts receivable increased $11.7 million before changes in allowances while other assets increased $6.9 million. The increase in accounts receivable is primarily due to higher net sales in the last two months of the current quarter when compared

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 to the last two months of
2003. Other assets increased primarily as a result of cash collateral deposits under our insurance programs. Accounts payable increased $9.6 million as a result of the timing of payments to vendors while accrued interest increased $9.3 million. We made an interest payment of $16.1 million on our 10 3/4% Senior Secured Notes on October 1, 2004.

     Cash Flow from Investing Activities

     Investing activities used $4.3 million of cash for the three quarters ended September 26, 2004. Cash requirements included capital expenditures of $4.2 million and capitalized software development costs of $2.4 million. These uses were partially offset by proceeds from asset disposals of $2.2 million. In the three quarters ended September 28, 2003, cash used for investing activities was $6.3 million, which consisted of capital expenditures of $4.7 million and capitalized software development costs of $2.7 million, partially offset by proceedsfrom asset disposals of $1.1 million. The estimated capital expenditures and software development costs for the full year 2004 are expected to be approximately $6.0 million and approximately $4.0 million, respectively.

     Cash Flow from Financing Activities

     Cash used for financing activities was $6.4 million for the three quarters ended September 26, 2004 and consisted principally of scheduled payments of the term loan under the $240.0 Million Senior Secured Credit Facility and the net proceeds from the asset sale used to make an additional payment on the Term Loan as required under the facility partially offset by $2.8 million of revolving credit borrowings. In addition, cash overdrafts decreased by $1.9 million. Cash used for financing activities in 2003 was $19.0 million consisting primarily of $11.7 million for debt issuance costs and a $6.8 million reduction in cash overdrafts with repayments of long-term debt offset by new long-term debt and revolver borrowings.

     Environmental Matters

     We are subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with our compliance with such laws and regulations did not have a material adverse effect on our operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded in connection with environmental matters as of September 26, 2004 was $2.2 million. Although it is possible that new information or future developments could require us to reassess our potential exposure to all pending environmental matters, including those described in Note 11 to our condensed consolidated financial statements, we believe that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on our operations, financial position, capital expenditures or competitive position.

     Market Risk

     The Company has debt securities with variable interest rates subject to market risk for changes in interest rates. On September 26, 2004, indebtedness with variable interest rates aggregated $226.8 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $2.3 million.

     The two principal chemicals used in the manufacturing of flexible polyurethane foam are toluene diisocyanate, or "TDI" and polyol. The prices of TDI and polyol are influenced by demand, manufacturing capacity and oil and natural gas prices. We attempt to offset raw material price increases through selling price increases and manufacturing process efficiencies.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See the "Market Risk" section under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 4.    CONTROLS AND PROCEDURES.

     Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     On April 2, 2004, the Company filed a current report on Form 8-K, which disclosed that the Company's former independent public accountants had communicated certain matters to the Company involving internal controls that they considered, as of December 28, 2003, to be reportable conditions under standards established by the American Institute of Certified Public Accountants. A reportable condition is a matter coming to the auditor's attention that, in its judgment, represents significant deficiencies in the design or operation of the internal control, which could adversely affect the organization's ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements. These reportable conditions concerned matters relating to: (1) the integration of the Company's information technology systems; (2) the design and operation of access and security controls of the Company's information technology systems; (3) inventory procedures, processes and systems, including both performance and review and (4) the preparation of the Company's quarterly financial reports.

     Management, with Audit Committee oversight, is in the process of promptly remediating the reportable conditions with effective interim solutions. In addition, the Company continues to install a new enterprise-wide information technology system. Several modules of the system have been installed during 2003 and 2004. During the third quarter of 2004 the Company implemented the Accounts Receivable Module and implemented the Sales Order and Distribution and Manufacturing Modules at several of its manufacturing facilities. The Company is continuing this implementation effort and expects to substantially complete the implementation at its facilities during 2006. The Company believes it has addressed and remediated the information technology security matters that were identified as a reportable condition and continues to assess IT security related matters. The Company implemented improved inventory procedures and processes at each of its facilities and continues to take appropriate actions to ensure their effectiveness. The Company continues to perform monthly physical counts and reconciliations of inventory according to documented policies and procedures at each of its plants and will continue to do so until perpetual inventory records are available as manufacturing modules of the enterprise-wide information technology system are implemented at its facilities. The Company has strengthened and continues to address and monitor the controls over the preparation of its quarterly financial reports including more extensive and stringent analytical review procedures applied to account reconciliations, analyses and results. Additionally, updates to certain inventory policies and procedures and a new policy on the identification and disposition of potentially idle assets have been implemented.

     The Company does not consider the reportable conditions, either individually or in the aggregate, to be a material weakness as that term was defined under standards established by the American Institute of Certified Public Accountants or as currently defined by the Public Company Accounting Oversight Board under its Auditing Standard No. 2. In making its evaluation of the effectiveness of disclosure controls and procedures described above, management considered the existence of the reportable conditions.

     Beginning with the Company's Form 10-K for the fiscal year ending January 2, 2005, the Company will be required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and SEC regulations, to disclose the conclusions of its principal executive and principal financial officers regarding the effectiveness of the Company's internal control over financial reporting as of January 2, 2005 (the end of its fiscal year), including a statement as to whether or not internal control over financial reporting is effective. Management may not conclude that the registrant's internal control over financial reporting is effective if a material weakness exists in the registrant's internal control over financial reporting. The report will also contain the independent auditors' attestation report on management's assessment of internal control over financial reporting.

     The Company is in the process of documenting and testing its internal control procedures in preparation for its first management assessment of internal control over financial reporting. As part of the process, the Company has identified a number of deficiencies, related to both the design and operation of its controls, several of which are considered to be significant deficiencies as defined under PCAOB Auditing Standard No. 2. The Company has remediated many of the identified deficiencies and is in the process of testing the effectiveness of the controls that have been enhanced to address these deficiencies. Although the Company is working diligently in preparation for its first management's report on internal control over financial reporting, it may not be able to remediate all deficiencies currently identified or yet to be identified by the end of its current fiscal year. In addition, if the Company fails to complete the management assessment process or to maintain the effectiveness of its internal controls, whether due to one or more material weaknesses or otherwise, the Company's ability to report financial results on a timely basis, and the Company's ability to present financial statements that fairly present in all material respects its financial condition and results of operations, could be materially adversely affected.

     Other than as described above, no change in the Company's internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6.   Exhibits.

          (a)  Exhibits

          4.15.5 Amendment No. 3 to Credit Agreement, dated as of November 3, 2004, among Foamex L.P., as Borrower, the affiliates of Borrower party thereto, the lenders party thereto, and Bank of America, N.A. as Administrative Agent.

          4.16.5 Amendment No. 3 to Credit Agreement, dated as of November 3, 2004, among Foamex L.P., as Borrower, the affiliates of Borrower party thereto, the lenders party thereto, and Silver Point Finance, LLC as Administrative Agent.

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


                                      FOAMEX INTERNATIONAL INC.

Date:  November 05, 2004              By:   /s/  K. Douglas Ralph
                                            -----------------------------------
                                            K. Douglas Ralph
                                            Executive Vice President and Chief
                                            Financial Officer
                                            (Duly Authorized Officer)


Date:  November 05, 2004              By:   /s/  Bruno Fontanot
                                            -----------------------------------
                                            Bruno Fontanot
                                            Senior Vice President - Finance
                                            and Chief Accounting Officer