Form 10-Q/A
period 2004-09-26
FOAMEX INTERNATIONAL INC
filed 2005-04-04
CIK 912908

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

                            FOAMEX INTERNATIONAL INC.

                                      INDEX
                                                                                                               Page

Explanatory Note                                                                                                  3

Part I.  Financial Information

         Item 1.  Financial Statements (unaudited).

                  Condensed Consolidated Statements of Operations - Quarters and Three Quarters
                     Ended September 26, 2004 (restated) and September 28, 2003                                  4

                  Condensed Consolidated Balance Sheets as of September 26, 2004 (restated) and
                     December 28, 2003                                                                           5

                  Condensed Consolidated Statements of Cash Flows - Three Quarters Ended
                     September 26, 2004 (restated) and September 28, 2003                                        6

                  Notes to Condensed Consolidated Financial Statements                                           7

                  Summarized Financial Information of Foamex Asia Company Limited                               18

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.                                                                                19

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                   26

         Item 4.  Controls and Procedures.                                                                      27

Part II. Other Information

         Item 1.  Legal Proceedings.                                                                            29

         Item 6.  Exhibits.                                                                                     29

Signatures                                                                                                      30

                                Explanatory Note

     This amended Quarterly Report on Form 10-Q/A restates the Quarterly Report on Form 10-Q for the quarter ended September 26, 2004. The restatement is to correct an error in recording a valuation allowance for deferred income tax assets in the quarter ended September 26, 2004 . A full description of the restatement can be found in Note 2 to the unaudited condensed consolidated financial statements. We have not modified or updated the disclosures in the original Quarterly Report on Form 10-Q except as required to give effect to the restatement and with respect to Item 4. As a result, this amended Quarterly Report on Form 10-Q/A contains forward-looking information that has not been updated for events subsequent to the date of the original filing, and all information contained in this amended Quarterly Report on Form 10-Q/A and the original Quarterly Report on Form 10-Q is subject to updating and supplementing as provided in the periodic reports that we have filed and will file with the Securities and Exchange Commission after the original filing date of the Quarterly Report on Form 10-Q.

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                   Quarters Ended             Three Quarters Ended
                                                            September 26,  September 28,  September 26,   September 28,
                                                                2004           2003           2004            2003
                                                            -------------  -------------  -------------   -------------
                                                            (as restated                  (as restated
                                                            see Note 2)                   see Note 2)
                                                                   (thousands,   except   per  share amounts)

NET SALES                                                     $ 309,993       $323,542      $ 937,751       $989,330

COST OF GOODS SOLD                                              276,821        286,196        824,639        882,773
                                                              ---------       --------      ---------       --------

GROSS PROFIT                                                     33,172         37,346        113,112        106,557

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                       18,213         19,394         66,005         59,608

RESTRUCTURING CHARGES (CREDITS)                                      78            314          2,322         (1,237)
                                                              ---------       --------      ---------       --------

INCOME FROM OPERATIONS                                           14,881         17,638         44,785         48,186

INTEREST AND DEBT ISSUANCE EXPENSE                               18,702         31,550         55,911         70,039

INCOME FROM EQUITY INTEREST IN
   JOINT VENTURES                                                    67            495            342          1,374

OTHER EXPENSE, NET                                                 (531)          (952)          (279)        (2,800)
                                                              ---------       --------      ---------       --------

LOSS BEFORE PROVISION (BENEFIT) FOR
   INCOME TAXES                                                  (4,285)       (14,369)       (11,063)       (23,279)

PROVISION (BENEFIT) FOR INCOME TAXES                            126,949         (3,370)       124,903         (5,303)
                                                              ---------       --------      ---------       --------

NET LOSS                                                      $(131,234)      $(10,999)     $(135,966)      $(17,976)
                                                              =========       ========      =========       ========

NET LOSS PER SHARE - BASIC                                    $   (5.37)      $  (0.45)     $   (5.56)      $  (0.74)
                                                              =========       ========      =========       ========

NET LOSS PER SHARE - DILUTED                                  $   (5.37)      $  (0.45)     $   (5.56)      $  (0.74)
                                                              =========       ========      =========       ========

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC                        24,443         24,409         24,441         24,389
                                                              =========       ========      =========       ========

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED                      24,443         24,409         24,441         24,389
                                                              =========       ========      =========       ========

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                        September 26, 2004   December 28, 2003
                                                                        ------------------   -----------------
                                                                          (as restated
                                                                           see Note 2)
ASSETS                                                                      (thousands, except share data)
CURRENT ASSETS
   Cash and cash equivalents                                                  $  5,884            $  6,613
   Accounts receivable, net of allowances of $10,416 in 2004
     and $10,505 in 2003                                                       193,091             181,288
   Inventories                                                                  99,283              95,882
   Deferred income taxes                                                             -              15,676
   Other current assets                                                         21,956              27,116
                                                                              --------            --------
       Total current assets                                                    320,214             326,575

Property, plant and equipment                                                  405,181             414,680
Less accumulated depreciation                                                 (258,724)           (251,830)
                                                                              --------            --------
   NET PROPERTY, PLANT AND EQUIPMENT                                           146,457             162,850

GOODWILL                                                                       126,439             126,258

DEBT ISSUANCE COSTS, net of accumulated
   amortization of $15,681 in 2004 and $10,648 in 2003                          22,163              27,195

DEFERRED INCOME TAXES                                                              409             109,658

SOFTWARE COSTS, net of accumulated amortization of $5,597 in
   2004 and $3,603 in 2003                                                      10,135               9,767

INVESTMENTS IN AND ADVANCES TO AFFILIATES                                       15,407              14,503

OTHER ASSETS                                                                    19,966              13,100
                                                                              --------            --------

TOTAL ASSETS                                                                  $661,190            $789,906
                                                                              ========            ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Revolving credit borrowings                                                $ 98,862            $ 96,065
   Current portion of long-term debt                                            61,348               8,937
   Accounts payable                                                            107,935              98,319
   Accrued employee compensation and benefits                                   23,236              28,331
   Accrued interest                                                             21,724              12,376
   Accrued customer rebates                                                     15,116              18,077
   Cash overdrafts                                                              10,801              12,692
   Other accrued liabilities                                                    19,458              20,632
                                                                              --------            --------
       Total current liabilities                                               358,480             295,429

LONG-TERM DEBT                                                                 578,617             640,621
ACCRUED EMPLOYEE BENEFITS                                                       50,364              43,348
OTHER LIABILITIES                                                               12,168              13,624
                                                                              --------            --------
       Total liabilities                                                       999,629             993,022
                                                                              --------            --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Preferred Stock, par value $1.00 per share:
     Authorized 5,000,000 shares
     Issued 15,000 shares - Series B in 2004 and 2003                               15                  15
   Common Stock, par value $.01 per share:
     Authorized 50,000,000 shares
     Issued 27,932,463 shares in 2004 and 27,898,149 shares in 2003                279                 279
   Additional paid-in capital                                                  102,328             102,155
   Accumulated deficit                                                        (373,698)           (237,732)
   Accumulated other comprehensive loss                                        (30,362)            (30,832)
   Common stock held in treasury, at cost:
     3,489,000 shares in 2004 and 2003                                         (27,780)            (27,780)
   Shareholder note receivable                                                  (9,221)             (9,221)
                                                                              --------            --------
       Total stockholders' deficiency                                         (338,439)           (203,116)
                                                                              --------            --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                $661,190            $789,906
                                                                              ========            ========

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                     Three Quarters Ended
                                                                                September 26,    September 28,
                                                                                    2004             2003
                                                                                -------------    --------------
                                                                                (as restated
                                                                                 see Note 2)
                                                                                         (thousands)
OPERATING ACTIVITIES
   Net loss                                                                      $(135,966)         $(17,976)
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
     Depreciation and amortization                                                  19,047            19,250
     Amortization of debt issuance costs, debt premium
        and debt discount                                                            2,059             3,967
     Asset impairment and other charges                                              2,178                 -
     Write off of debt issuance costs                                                    -            12,928
     Valuation allowance on U.S. deferred income tax assets                        128,598                 -
     Gain on sale of assets                                                         (1,005)                -
     Provision for uncollectible accounts                                            3,619             1,391
     Other operating activities                                                     (6,325)           (5,798)
     Changes in operating assets and liabilities, net                               (2,232)           12,000
                                                                                 ---------          --------

         Net cash provided by operating activities                                   9,973            25,762
                                                                                 ---------          --------

INVESTING ACTIVITIES
   Capital expenditures                                                             (4,209)           (4,683)
   Proceeds from sale of assets                                                      2,243             1,135
   Other investing activities                                                       (2,362)           (2,729)
                                                                                 ---------          --------

         Net cash used for investing activities                                     (4,328)           (6,277)
                                                                                 ---------          --------

FINANCING ACTIVITIES
   Proceeds from revolving loans, net                                                2,797            31,618
   Proceeds from long-term debt                                                          -           130,000
   Repayments of long-term debt                                                     (7,280)         (162,227)
   Decrease in cash overdrafts                                                      (1,891)           (6,777)
   Debt issuance costs                                                                   -           (11,659)
                                                                                 ---------          --------

         Net cash used for financing activities                                     (6,374)          (19,045)
                                                                                 ---------          --------

Net increase (decrease) in cash and cash equivalents                                  (729)              440

Cash and cash equivalents at beginning of period                                     6,613             4,524
                                                                                 ---------          --------

Cash and cash equivalents at end of period                                       $   5,884          $  4,964
                                                                                 =========          ========

Supplemental Information:
   Cash paid for interest                                                        $  44,504          $ 45,160
                                                                                 =========          ========

   Cash paid for income taxes                                                    $     494         $   2,017
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

2.   RESTATEMENT

     Subsequent to the issuance of the Company's unaudited condensed consolidated financial statements as of September 26, 2004 and for the quarter and three quarters then ended, the Company's management determined that $16.7 million which had been originally charged to other comprehensive loss when the Company recorded a valuation allowance for deferred income taxes should have been included in the provision for income taxes. The $16.7 million represents the tax effect of the Company's minimum pension liability. As a result, the accompanying unaudited condensed consolidated financial statements as of September 26, 2004 and for the quarter and three quarters then ended have been restated to reflect the correction of this error.

     A summary of the significant effects of the restatement is as follows:

                                        Quarter Ended  September 26, 2004
                                        ---------------------------------
                                        Previously
                                         Reported                Restated
                                        ----------               --------
                                       (thousands, except per share data)
     Provision for income taxes         $ 110,216                $ 126,949
     Net loss                           $(114,501)               $(131,234)
     Net loss per share                 $   (4.68)               $   (5.37)

                                      Three Quarters Ended September 26, 2004
                                      ---------------------------------------
                                        Previously
                                         Reported                Restated
                                        ----------               --------
                                       (thousands, except per share data)
     Provision for income taxes         $ 108,170                $ 124,903
     Net loss                           $(119,233)               $(135,966)
     Net loss per share                 $   (4.88)               $   (5.56)

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2.   RESTATEMENT (continued)

                                                     September 26, 2004
                                                -------------------------
                                                Previously
                                                 Reported        Restated
                                                -----------      --------
                                                   (thousands)
     Accumulated deficit                        $(356,965)       $(373,698)
     Accumulated other comprehensive loss       $ (47,095)       $ (30,362)
     Total stockholders deficiency              $(338,439)       $(338,439)

3.   EARNINGS PER SHARE

     The following table shows the amounts used in computing earnings per share.

                                                             Quarters Ended             Three Quarters Ended
                                                     -----------------------------  ---------------------------
                                                     September 26,   September 28,  September 26, September 28,
                                                         2004 (a)        2003 (a)       2004 (a)      2003 (a)
                                                     -------------   -------------  ------------- -------------
                                                      (restated)                     (restated)
                                                                (thousands, except per share amounts)
     Basic:
       Net loss                                      $(131,234)       $(10,999)       $(135,966)      $(17,976)
                                                     =========        ========        =========       ========

       Weighted average common shares
         outstanding                                    24,443          24,409           24,441         24,389
                                                     =========        ========        =========       ========

       Net loss per share                            $   (5.37)       $  (0.45)       $   (5.56)      $  (0.74)
                                                     =========        ========        =========       ========

     Diluted:
       Net loss                                      $(131,234)       $(10,999)       $(135,966)      $(17,976)
                                                     =========        ========        =========       ========

       Weighted average common shares
         outstanding                                    24,443          24,409           24,441         24,389

       Incremental shares resulting from
         Stock options                                       -               -                -              -
         Convertible preferred stock                         -               -                -              -
                                                     ---------        --------        ---------       --------

       Adjusted weighted average shares                 24,443          24,409           24,441         24,389
                                                     =========        ========        =========       ========

       Net loss per share                            $   (5.37)       $  (0.45)       $   (5.56)      $  (0.74)
                                                       =========        ========        =========       ========

(a) There was no dilution resulting from potential incremental shares in any of the periods presented because the Company had losses and the inclusion of potential incremental shares would have been antidilutive.

     4.   STOCK-BASED COMPENSATION

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

                                                              Quarters Ended             Three Quarters Ended
                                                      -----------------------------  ---------------------------
                                                      September 26,   September 28,  September 26, September 28,
                                                          2004 (a)        2003 (a)       2004 (a)      2003 (a)
                                                      -------------   -------------  ------------- -------------
                                                       (restated)                     (restated)
                                                                 (thousands, except per share amounts)
      Net loss as reported                             $(131,234)       $(10,999)     $(135,966)      $(17,976)
      Add:  Stock-based employee compensation
          expense included in reported net loss,
          net of tax provision (benefit)                       -               1             (1)             2
      Deduct:  Stock-based employee compensation
          expense determined under fair value
          based method, net of tax benefit                  (237)           (533)          (605)        (1,029)
                                                       ----------       --------      ---------       --------
      Proforma net loss                                $(131,471)       $(11,531)     $(136,572)      $(19,003)
                                                       =========        ========      =========       ========

      Basic loss per share
          As reported                                  $   (5.37)       $  (0.45)     $   (5.56)      $  (0.74)
                                                       =========        ========      =========       ========
          Proforma                                     $   (5.38)       $  (0.47)     $   (5.59)      $  (0.78)
                                                       =========        ========      =========       ========

      Diluted loss per share
          As reported                                  $   (5.37)       $  (0.45)     $   (5.56)      $  (0.74)
                                                       =========        ========      =========       ========
          Proforma                                     $   (5.38)       $  (0.47)     $   (5.59)      $  (0.78)
                                                       =========        ========      =========       ========

5.   RESTRUCTURING CHARGES (CREDITS)

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

     The   following   tables  set  forth  the   components   of  the  Company's
restructuring accruals and activity for the quarter and three quarters ended September 26, 2004:

                                                           Plant Closure       Personnel
                                             Total           and Leases        Reductions       Other
                                             -----         -------------       ----------       -----
                                                                     (millions)
     Balance at June 27, 2004                $8.7              $7.1              $1.2           $0.4
     Restructuring charges                    0.1               0.1                 -              -
     Cash spending                           (0.7)             (0.3)             (0.2)          (0.2)
                                             ----              ----              ----           ----
     Balance at September 26, 2004           $8.1              $6.9              $1.0           $0.2
                                             ====              ====              ====           ====

     Balance at December 28, 2003            $9.7              $8.0              $0.9           $0.8
     Restructuring charges                    2.3               1.4               0.9              -
     Asset impairment                        (0.8)             (0.8)                -              -
     Cash spending                           (3.1)             (1.7)             (0.8)          (0.6)
                                             ----              ----              ----           ----
     Balance at September 26, 2004           $8.1              $6.9              $1.0           $0.2
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
                                            =======                =======

7.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS

     The components of long-term debt and revolving credit borrowings are listed below.

                                                                     September 26,         December 28,
                                                                         2004                  2003
                                                                     -------------         ------------
                                                                      (restated)
                                                                                 (thousands)
     Foamex L.P. Senior Secured Credit Facility
       Term Loan (1)                                                   $ 40,942               $ 48,214
     Foamex L.P. Secured Term Loan (1)                                   80,000                 80,000
     10 3/4% Senior secured notes due 2009 (2) (4)                      310,307                311,950
     9 7/8% Senior subordinated notes due 2007 (2)                      148,500                148,500
     13 1/2% Senior subordinated notes due 2005 (includes
       $835 in 2004 and $1,543 in 2003 of unamortized
       debt premium) (2)                                                 52,420                 53,128
     Industrial revenue bonds (3)                                         7,000                  7,000
     Other (net of unamortized debt discount of $54 in 2004
       and $93 in 2003)                                                     796                    766
                                                                       --------               --------
                                                                        639,965                649,558
     Less current portion                                                61,348                  8,937
                                                                       --------               --------
     Long-term debt                                                    $578,617               $640,621
                                                                       ========               ========

     Revolving credit borrowings (1)                                   $ 98,862               $ 96,065
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

9 7/8 Senior Subordinated Notes

     The 9 7/8 Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and are due on June 15, 2007. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable June 15 and December 15. The notes may be

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


7.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 15, 2002. The initial redemption was 104.938% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after June 15, 2005. At September 26, 2004, the redemption price was 101.646% plus accrued and unpaid interest.

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

Maturities of Long-Term Debt

     Scheduled maturities of long-term debt as of September 26, 2004 are shown below (thousands):

     Quarter ending January 2, 2005                             $  3,571
     2005                                                         60,579
     2006                                                          7,143
     2007                                                        251,585
     2008                                                              -
     2009                                                        300,000
     Thereafter                                                    6,000
                                                                --------
                                                                 628,878

     Unamortized debt premium/discount and fai
         value adjustment, net                                    11,087
                                                                --------

     Total                                                      $639,965
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

9.   INCOME TAXES

     During the quarter ended September 26, 2004, the Company established a valuation allowance of $128.6 million for its U.S. deferred tax assets. As a result of its evaluation of the realizability of its deferred tax assets conducted in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), the Company determined that it is not likely that it will be able to generate sufficient amounts of future U.S. taxable income to utilize its net operating loss carryforwards and realize other deferred tax assets. The uncertainty of recent economic conditions, including the escalating cost of chemical feedstocks, in part due to increases in crude oil prices and their volatility, combined with the Company's limited near term ability to timely recover material cost increases from its customers, have adversely impacted the Company's forecast of future U.S. taxable income.

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

10.  COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are listed below.

                                                             Quarters Ended              Three Quarters Ended
                                                     -----------------------------  ----------------------------
                                                     September 26,   September 28,  September 26,  September 28,
                                                         2004            2003           2004           2003
                                                     -------------   -------------  -------------  -------------
                                                      (restated)                     (restated)
                                                                            (thousands)
     Net loss                                         $(131,234)       $(10,999)       $(135,966)     $(17,976)
     Foreign currency translation adjustments             1,240           1,493              470         5,629
                                                      ---------        --------        ---------      --------
     Total comprehensive income (loss)                $(129,994)       $ (9,506)       $(135,496)     $(12,347)
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

     Segment results are presented below.

                                                      Carpet
                                            Foam      Cushion      Automotive    Technical
                                          Products    Products      Products      Products       Other         Total
                                          --------    --------     ----------    ---------     ---------     ---------
                                                                      (thousands)
Quarter ended September 26, 2004
Net sales                                 $139,980    $54,830      $ 77,132       $30,970      $  7,081      $309,993
Income (loss) from operations             $ 13,986    $ 2,996      $  3,208       $ 8,015      $(13,324)     $ 14,881
Depreciation and amortization             $  2,464    $   710      $    760       $   722      $  2,181      $  6,837

Quarter ended September 28, 2003
Net sales                                 $137,369    $54,126      $100,590       $25,803      $  5,654      $323,542
Income (loss) from operations             $ 14,659    $ 1,772      $  7,564       $ 6,181      $(12,538)     $ 17,638
Depreciation and amortization             $  2,700    $   791      $    723       $   735      $  1,345      $  6,294

Three quarters ended September 26, 2004
Net sales                                 $400,464    $154,524     $267,752       $93,310      $ 21,701      $937,751
Income (loss) from operations             $ 42,598    $  7,727     $ 16,222       $25,329      $(47,091)     $ 44,785
Depreciation and amortization             $  7,805    $  2,201     $  2,026       $ 2,113      $  4,902      $ 19,047

Three quarters ended September 28, 2003
Net sales                                 $378,408    $157,352     $345,275       $88,807      $ 19,488      $989,330
Income (loss) from operations             $ 32,525    $  2,776     $ 26,424       $24,907      $(38,446)     $ 48,186
Depreciation and amortization             $  8,130    $  2,392     $  2,155       $ 2,190      $  4,383      $ 19,250


12.  COMMITMENTS AND CONTINGENCIES

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

13.  PREFERRED SHARE PURCHASE RIGHTS (continued)

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

         SUMMARIZED FINANCIAL INFORMATION OF FOAMEX ASIA COMPANY LIMITED
                                (Amounts in Baht)
                                   (unaudited)

                                              Quarters Ended
                                   -------------------------------------
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
                                     ===========             ===========

                                                Three Quarters Ended
                                   -------------------------------------
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
                                   =============           =============

                                                     As of
                                   -------------------------------------
                                   September 30,           December 31,
                                       2004                   2003
                                   -------------           -------------

     Total assets                  1,374,880,342           1,386,481,689
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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 26, 2004 COMPARED TO THE QUARTER ENDED SEPTEMBER 28, 2003

                                                      Carpet
                                            Foam      Cushion      Automotive    Technical
                                          Products    Products      Products      Products       Other         Total
                                          --------    --------     ----------    ---------     ---------     ---------
                                                                      (thousands)
Quarter ended September 26, 2004
Net sales                                 $139,980    $54,830      $ 77,132       $30,970      $  7,081      $309,993
Income (loss) from operations             $ 13,986    $ 2,996      $  3,208       $ 8,015      $(13,324)     $ 14,881
Depreciation and amortization             $  2,464    $   710      $    760       $   722      $  2,181      $  6,837
Income (loss) from operations
   as a percentage of net sales               10.0%       5.5%          4.2%         25.9%         n.m.*          4.8%

Quarter ended September 28, 2003
Net sales                                 $137,369    $54,126      $100,590       $25,803      $  5,654      $323,542
Income (loss) from operations             $ 14,659    $ 1,772      $  7,564       $ 6,181      $(12,538)     $ 17,638
Depreciation and amortization             $  2,700    $   791      $    723       $   735      $  1,345      $  6,294
Income (loss) from operations
   as a percentage of net sales               10.7%       3.3%          7.5%         24.0%         n.m.*          5.5%

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

RESULTS OF OPERATIONS FOR THE THREE QUARTERS ENDED SEPTEMBER 26, 2004 COMPARED TO THE THREE QUARTERS ENDED SEPTEMBER 28, 2003

                                                      Carpet
                                            Foam      Cushion      Automotive    Technical
                                          Products    Products      Products      Products       Other         Total
                                          --------    --------     ----------    ---------     ---------     ---------
                                                                      (thousands)
Three quarters ended September 26, 2004
Net sales                                 $400,464    $154,524     $267,752       $93,310      $ 21,701      $937,751
Income (loss) from operations             $ 42,598    $  7,727     $ 16,222       $25,329      $(47,091)     $ 44,785
Depreciation and amortization             $  7,805    $  2,201     $  2,026       $ 2,113      $  4,902      $ 19,047
Income (loss) from operations
   as a percentage of net sales               10.6%        5.0%         6.1%         27.1%         n.m.*          4.8%

Three quarters ended September 28, 2003
Net sales                                 $378,408    $157,352     $345,275       $88,807      $ 19,488      $989,330
Income (loss) from operations             $ 32,525    $  2,776     $ 26,424       $24,907      $(38,446)     $ 48,186
Depreciation and amortization             $  8,130    $  2,392     $  2,155       $ 2,190      $  4,383      $ 19,250
Income (loss) from operations
   as a percentage of net sales                8.6%        1.8%         7.7%         28.0%         n.m.*          4.9%

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

     Provision (Benefit) for Income Taxes

     During the three quarters ended September 26, 2004, we established a valuation allowance of $128.6 million for our U.S. deferred tax assets. As a result of our evaluation of the realizability of our deferred tax assets conducted in accordance SFAS No. 109, we have determined that it is not likely that we will be able to generate sufficient amounts of future U.S. taxable income to utilize our net operating loss carryforwards and realize other deferred tax assets. The uncertainty of recent economic conditions, including the escalating cost of chemical feedstocks, in part due to increases in crude oil prices and their volatility combined with our limited near term ability to timely recover material cost increases from our customers, have adversely impacted our forecast of future U.S. taxable income.

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

     Cash Flow from Investing Activities

     Investing activities used $4.3 million of cash for the three quarters ended September 26, 2004. Cash requirements included capital expenditures of $4.2 million and capitalized software development costs of $2.4 million. These uses were partially offset by proceeds from asset disposals of $2.2 million. In the three quarters ended September 28, 2003, cash used for investing activities was $6.3 million, which consisted of capital expenditures of $4.7 million and capitalized software development costs of $2.7 million, partially offset by proceeds from asset disposals of $1.1 million. The estimated capital expenditures and software development costs for the full year 2004 are expected to be approximately $6.0 million and approximately $4.0 million, respectively.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See the "Market Risk" section under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as a result of the restatement of our third quarter 2004 financial statements. The Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses described below, our disclosure controls and procedures as of the end of the period covered by this report were not effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues, errors and instances of fraud, if any, within a company have been detected.

     As of the date of this Form 10-Q/A, we have identified two material weaknesses in our internal control over financial reporting, which resulted in the adverse evaluation regarding effectiveness of our disclosure controls and procedures described above. As defined by the Public Company Accounting Oversight Board ("PCAOB") in Auditing Standard No. 2, a material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

     The first identified material weakness in our internal control over financial reporting related to our accounting for labor and overhead variances to our standard costs, which should be included in our work in process and finished goods inventories. The material weakness could have resulted in a material misstatement of the carrying value of our inventory. Management is addressing the material weakness by revising the process to account for labor and overhead variance. The other material weakness related to the restatement of the third quarter 2004 financial statements in this amendment to our quarterly report on Form 10-Q to correct an error in recording the valuation allowance established in such period with respect to deferred income tax assets. A portion of the valuation allowance, which was previously charged directly to stockholders' deficiency as a component of accumulated other comprehensive loss, should have been included in the provision for income taxes, thereby increasing the net loss in the third quarter by $16.7 million, but having no impact on total stockholders' deficiency.

     The identification of these material weaknesses resulted from management's assessment of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002. This assessment has not yet been completed, and we cannot be certain that additional material weaknesses will not be identified prior to the filing of management's annual report on internal control over financial reporting, which will be included in an amendment to the Company's annual report on Form 10-K for the year ended January 2, 2005.

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

     Changes in Internal Controls

     Management, with Audit Committee oversight, has been remediating the reportable conditions with effective interim solutions. In addition, the Company continues to install a new enterprise-wide information technology system. Several modules of the system have been installed during 2003 and 2004. During the third quarter of 2004, the Company implemented the Accounts Receivable Module and implemented the Sales Order and Distribution and Manufacturing Modules at several of its manufacturing facilities. The Company believes it has addressed and remediated the information technology security matters that were identified as a reportable condition, and, as of the end of the third quarter, continued to assess IT security related matters. In the fourth quarter of 2004, the Company began implementing changes to tie user access to its information systems to user needs based on the roles and responsibilities of the user and established a formal change management process, as is described in more detail (together with other fourth quarter changes in internal control over financial reporting) in the Company's annual report on Form 10-K for the fiscal year ended January 2, 2005.

     In addition, during the third quarter of 2004, the Company implemented improved inventory procedures and processes at each of its facilities and continues to take appropriate actions to ensure their effectiveness. The Company continues to perform monthly physical counts and reconciliations of inventory according to documented policies and procedures at each of its plants and will continue to do so until perpetual inventory records are available as manufacturing modules of the enterprise-wide information technology system are implemented at its facilities. The Company has strengthened and continues to address and monitor the controls over the preparation of its quarterly financial reports including more extensive and stringent analytical review procedures applied to account reconciliations, analyses and results. Additionally, updates to certain inventory policies and procedures and a new policy on the identification and disposition of potentially idle assets have been implemented.

     The Company does not consider the reportable conditions, either individually or in the aggregate, to be a material weakness as that term was defined under standards established by the American Institute of Certified Public Accountants or as currently defined by the Public Company Accounting Oversight Board under its Auditing Standard No. 2.

     During the third quarter of 2004, as part of the process of documenting and testing its internal control procedures in preparation for its first management assessment of internal control over financial reporting, the Company identified a number of deficiencies, related to both the design and operation of its controls, several of which are considered to be significant deficiencies as defined under PCAOB Auditing Standard No. 2. The Company has remediated many of the identified deficiencies. Additional information regarding internal control changes in the fourth quarter of 2004 to address internal control deficiencies is contained in the Company's annual report on Form 10-K for the fiscal year ended January 2, 2005.

     Other than as described above, no change in the Company's internal control over financial reporting occurred during the third quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                     FOAMEX INTERNATIONAL INC.



Date:  April 4, 2005                 By:   /s/  K. Douglas Ralph
                                           ------------------------------------
                                           K. Douglas Ralph
                                           Executive Vice President and Chief
                                           Financial Officer
                                           (Duly Authorized Officer)


Date:  April 4, 2005                 By:   /s/  Bruno Fontanot
                                           ------------------------------------
                                           Bruno Fontanot
                                           Senior Vice President - Finance
                                           and Chief Accounting Officer