Form 10-K/A
period 2005-01-02
FOAMEX INTERNATIONAL INC
filed 2005-05-02
CIK 912908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 Amendment No. 1

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

                            FOAMEX INTERNATIONAL INC.

                                      INDEX

                                                                 Page

Explanatory Note                                                    3

Part II
         Item 9A.  Controls and Procedures                          3

Part IV
         Item 15.  Exhibits, Financial Statement Schedules
                        and Reports on Form 8-K                     7

         Signatures                                                 8



The Registrant will furnish a copy of any exhibit to this Annual Report on Form 10-K/A upon the payment of a fee equal to the Registrant's reasonable expense in furnishing such exhibit.

Explanatory Note

     Foamex International Inc. (the "Company") is filing Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended January 2, 2005 (the "Form 10-K") to include management's annual report on internal control over financial reporting and the related attestation report of KPMG LLP, the Company's independent registered public accounting firm. These disclosures were excluded from the Company's previously filed Form 10-K in reliance on the Commission's exemptive order in Release No. 34-50754, which provided certain issuers with a 45-day extension for filing management's report and the independent auditor's attestation report. In addition, the Company is filing certain required exhibits.

PART II
ITEM 9A.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses described below, our disclosure controls and procedures as of the end of the period covered by this report were not effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

(b)  Management's Annual Report on Internal Control over Financial Reporting

     We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     We assessed the effectiveness of our internal control over financial reporting as of January 2, 2005. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that, as of January 2, 2005, we did not maintain effective internal control over financial reporting, due to the material weaknesses described below.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified the following two material weaknesses in our assessment of the effectiveness of internal control over financial reporting as of January 2, 2005:

     1. Accounting for Inventory: We identified a material weakness in internal control activities associated with the accounting for labor and overhead variances affecting amounts reported for work in process and finished goods inventories. Our policies and procedures did not provide for an effective review and analysis of a spreadsheet used to estimate the amount of labor and overhead variances to include in work in process and finished goods inventories. Specifically, the ineffective control did not prevent or detect an improper formula in this spreadsheet resulting in a misstatement of work in process and finished goods inventories which was corrected prior to the issuance of our consolidated financial statements as of January 2, 2005 and for the year then ended. This material weakness results in more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis by employees during the normal course of performing their assigned functions.

     2. Accounting for Income Taxes: We identified a material weakness in internal control over financial reporting in that our policies and procedures did not provide for an effective review of our accounting for income taxes. As a result of this deficiency, an error in accounting for a valuation allowance associated with recorded deferred income tax assets occurred at September 26, 2004 as follows: the tax effect of the valuation allowance related to the recorded minimum pension liability was charged directly to stockholders' deficiency and should have been included in the current period provision for income taxes. We have restated our interim financial information as of and for the periods ended September 26, 2004 to correct this error, and filed a Form 10-Q/A on April 4, 2005.

     Our independent registered public accounting firm, KPMG LLP, has audited and issued their report on management's assessment of our internal control over financial reporting, which report appears in Item 9A(d) of this Form 10-K/A.

(c)  Changes in Internal Control over Financial Reporting

     During the quarter ended January 2, 2005, we strengthened our internal controls over the following areas.

     o Information Technology: Segregation of Duties and Information System Users. In the fourth quarter of 2004, we conducted a review of roles and responsibilities and user access within our information technology systems and identified certain users with inappropriate access. As a result, we implemented changes to tie user access to our information systems to user needs based on the roles and responsibilities of the user. This implementation has continued into the first quarter of 2005. During the fourth quarter, we also established a formal change management process to ensure that when employees change responsibilities or status their system access requirements are also appropriately and promptly changed accordingly.

     o Controls over Fixed Assets. We did not have adequate policies to address the process for taking fixed assets inventories. During the fourth quarter of fiscal 2004, we implemented a policy with respect to the identification of potentially idle assets and the communication of the need to assess the recoverability of such assets to the appropriate company personnel for resolution or disposition.

     o Non-Routine Transactions and Significant Agreements. During our review, it was determined that we did not have adequate controls in place to ensure the proper accounting for certain non-routine events and significant agreements. This issue is being addressed, as we have begun implementing comprehensive review processes and procedures for non-routine events and significant agreements to ensure more robust reviews and proper accounting.

     Other than as described above, no change in our internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     (d)  Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Foamex International Inc.:

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting (Item 9A(b)), that Foamex International Inc. (the "Company") did not maintain effective internal control over financial reporting as of January 2, 2005, because of the material weaknesses in internal control over financial reporting identified in management's assessment, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following two material weaknesses have been identified and included in management's assessment as of January 2, 2005:

     The Company identified a material weakness in internal control activities associated with the accounting for labor and overhead variances affecting amounts reported for work in process and finished goods inventories. The Company's policies and procedures did not provide for an effective review and analysis of a spreadsheet used to estimate the amount of labor and overhead variances to include in work in process and finished goods inventories. Specifically, the ineffective control did not prevent or detect an improper formula in this spreadsheet, resulting in a misstatement of work in process and finished goods inventories. This material weakness results in more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis by employees during the normal course of performing their assigned functions.

     The Company identified a material weakness in internal control over financial reporting in that their policies and procedures did not provide for an effective review of their accounting for income taxes. As a result of this deficiency, an error in accounting for a valuation allowance associated with recorded deferred income tax assets occurred as of an interim period. Specifically, the tax effect of the valuation allowance related to the recorded minimum pension liability was charged directly to stockholders' deficiency and should have been included in the current period provision for income taxes. The Company has restated its interim financial information as of and for the periods ended September 26, 2004 to correct this error.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of January 2, 2005 and for the fiscal year then ended. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2004 consolidated financial statements, and this report does not affect our report dated April 4, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of January 2, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).



/s/ KPMG LLP



Philadelphia, Pennsylvania
April 29, 2005

PART IV
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Exhibits.


23.2*  - Consent of Independent Registered Public Accounting Firm, KPMG LLP.

31.1*  - Certification of Chief Executive Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002.

31.2*  - Certification of Chief Financial Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002.

32.1*  - Certification of Chief Executive Officer pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.

32.2*  - Certification of Chief Financial Officer pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.

----------------
*      Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 29th day of April 2005.

                                 FOAMEX INTERNATIONAL INC.


                                 By:      /s/ Thomas E. Chorman
                                          --------------------------------------
                                 Name:    Thomas E. Chorman
                                 Title:   President and Chief Executive Officer


                                 By:      /s/ K. Douglas Ralph
                                          --------------------------------------
                                 Name:    K. Douglas Ralph
                                 Title:   Executive Vice President and
                                          Chief Financial Officer