Form 10-Q
period 2005-04-03
FOAMEX INTERNATIONAL INC
filed 2005-05-13
CIK 912908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 3, 2005

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

The number of shares of the registrant's common stock outstanding as of May 9, 2005 was 24,509,728.

                            FOAMEX INTERNATIONAL INC.

                                      INDEX

                                                                                                               Page
Part I.  Financial Information

         Item 1.  Financial Statements (unaudited).
              Condensed Consolidated Statements of Operations - Quarters Ended
                April 3, 2005 and March 28, 2004                                                                 3

              Condensed Consolidated Balance Sheets as of April 3, 2005 and
                January 2, 2005                                                                                  4

              Condensed Consolidated Statements of Cash Flows - Quarters Ended
                April 3, 2005 and March 28, 2004                                                                 5

              Notes to Condensed Consolidated Financial Statements                                               6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.                                                                                15

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                   19

         Item 4.  Controls and Procedures.                                                                      19

Part II. Other Information

         Item 1.  Legal Proceedings.                                                                            21

         Item 6.  Exhibits.                                                                                     21

Signatures                                                                                                      22

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                                      Quarters Ended
                                                                          ------------------------------------
                                                                          April 3,                   March 28,
                                                                            2005                       2004
                                                                          --------                   ---------
                                                                          (thousands, except per share amounts)

NET SALES                                                                 $332,670                   $313,618

COST OF GOODS SOLD                                                         304,945                    273,859
                                                                          --------                   --------

GROSS PROFIT                                                                27,725                     39,759

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                18,022                     25,985

RESTRUCTURING CHARGES                                                            -                        528
                                                                          --------                   --------

INCOME FROM OPERATIONS                                                       9,703                     13,246

INTEREST AND DEBT ISSUANCE EXPENSE                                          19,940                     18,611

INCOME FROM EQUITY INTEREST IN JOINT VENTURES                                  331                        277

OTHER INCOME (EXPENSE), NET                                                   (982)                       992
                                                                          --------                   --------

LOSS BEFORE BENEFIT FOR INCOME TAXES                                       (10,888)                    (4,096)

BENEFIT FOR INCOME TAXES                                                       (34)                    (1,981)
                                                                          --------                   --------

NET LOSS                                                                  $(10,854)                  $ (2,115)
                                                                          ========                   ========

LOSS PER SHARE - BASIC                                                    $  (0.44)                  $  (0.09)
                                                                          ========                   ========

LOSS PER SHARE - DILUTED                                                  $  (0.44)                  $  (0.09)
                                                                          ========                   ========

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC                                   24,507                     24,437
                                                                          ========                   ========

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED                                 24,507                     24,437
                                                                          ========                   ========


     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                                April 3, 2005     January 2, 2005
ASSETS                                                                          -------------     ---------------
CURRENT ASSETS                                                                    (thousands, except share data)
   Cash and cash equivalents                                                      $   5,147          $   5,351
   Accounts receivable, net of allowances of $9,058 and $9,001                      208,900            182,740
   Inventories                                                                      105,311            100,029
   Other current assets                                                              21,191             22,403
                                                                                  ---------          ---------
       Total current assets                                                         340,549            310,523
                                                                                  ---------          ---------

Property, plant and equipment                                                       401,978            402,746
Less accumulated depreciation                                                      (263,428)          (261,203)
                                                                                  ---------          ---------
   NET PROPERTY, PLANT AND EQUIPMENT                                                138,550            141,543

GOODWILL                                                                            126,728            126,814

DEBT ISSUANCE COSTS, net of accumulated amortization of $19,110
   and $17,477                                                                       19,519             21,152

DEFERRED INCOME TAXES                                                                   236                237

SOFTWARE COSTS, net of accumulated amortization of $7,061
   and $6,401                                                                         9,207              9,325

INVESTMENT IN AND ADVANCES TO AFFILIATES                                             16,912             16,521

OTHER ASSETS                                                                         18,022             19,595
                                                                                  ---------          ---------

TOTAL ASSETS                                                                      $ 669,723          $ 645,710
                                                                                  =========          =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Revolving credit borrowings                                                    $ 144,972          $ 114,907
   Current portion of long-term debt                                                 66,922             67,131
   Accounts payable                                                                 121,340            104,315
   Accrued employee compensation and benefits                                        25,854             22,354
   Accrued interest                                                                   5,877             13,063
   Accrued customer rebates                                                          12,006             16,979
   Cash overdrafts                                                                   10,376             10,437
   Other accrued liabilities                                                         18,134             18,439
                                                                                  ---------          ---------
       Total current liabilities                                                    405,481            367,625

LONG-TERM DEBT                                                                      566,109            568,461
ACCRUED EMPLOYEE BENEFITS                                                            55,673             55,388
OTHER LIABILITIES                                                                    11,700             12,549
                                                                                  ---------          ---------
       Total liabilities                                                          1,038,963          1,004,023
                                                                                  ---------          ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Preferred Stock, par value $1.00 per share:
     Authorized 5,000,000 shares
     Issued 15,000 shares - Series B                                                     15                 15
   Common Stock, par value $.01 per share:
     Authorized 50,000,000 shares
     Issued 27,998,728 shares and 27,949,762 shares                                     280                279
   Additional paid-in capital                                                       102,531            102,354
   Accumulated deficit                                                             (399,519)          (388,665)
   Accumulated other comprehensive loss                                             (35,546)           (35,295)
   Common stock held in treasury, at cost:
     3,489,000 shares                                                               (27,780)           (27,780)
   Shareholder note receivable                                                       (9,221)            (9,221)
                                                                                  ---------          ---------
       Total stockholders' deficiency                                              (369,240)          (358,313)
                                                                                  ---------          ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                    $ 669,723          $ 645,710
                                                                                  =========          =========

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                         Quarters Ended
                                                                                  ---------------------------
                                                                                   April 3,         March 28,
                                                                                    2005              2004
                                                                                  ---------         --------
                                                                                          (thousands)
OPERATING ACTIVITIES
   Net loss                                                                       $(10,854)         $(2,115)
   Adjustments to reconcile net loss to net cash provided
     by (used for) operating activities:
     Depreciation and amortization                                                   5,201            6,366
     Amortization of debt issuance costs, debt premium
       and debt discount                                                               621              704
     Loss (gain) on sale of assets                                                       5             (930)
     Other operating activities                                                        818            4,697
     Changes in operating assets and liabilities, net                              (22,552)          (7,673)
                                                                                  --------          -------

         Net cash provided by (used for) operating activities                      (26,761)           1,049
                                                                                  --------          -------

INVESTING ACTIVITIES
   Capital expenditures                                                             (1,137)          (1,215)
   Proceeds from sale of assets                                                          3            2,166
   Other investing activities                                                         (537)            (856)
                                                                                  --------          -------

         Net cash provided by (used for) investing activities                       (1,671)              95
                                                                                  --------          -------

FINANCING ACTIVITIES
   Proceeds from revolving loans                                                    30,065            2,045
   Repayments of long-term debt                                                     (1,794)          (3,728)
   Decrease in cash overdrafts                                                         (61)          (1,779)
   Other                                                                                18                -
                                                                                  --------          -------
         Net cash provided by (used for) financing activities                       28,228           (3,462)
                                                                                  --------          -------

Net decrease in cash and cash equivalents                                             (204)          (2,318)

Cash and cash equivalents at beginning of period                                     5,351            6,613
                                                                                  --------          -------

Cash and cash equivalents at end of period                                        $  5,147          $ 4,295
                                                                                  ========          =======

Supplemental Information:
   Cash paid for interest                                                         $ 26,505          $ 7,966
                                                                                  ========          =======

   Cash paid for income taxes                                                     $     86          $   147
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

Basis of Presentation

     The accompanying condensed consolidated financial statements are unaudited and do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary to present fairly the Company's consolidated financial position and results of operations, have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2004 Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of trends or of results for a full year.

     The condensed consolidated balance sheet as of January 2, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

New Accounting Pronouncements

     In March 2005, the Financial Accounting Standards Board ("FASB") issued interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN No. 47"). FIN No. 47 clarifies that the term conditional obligation as used in FASB Statement No. 143, "Accounting for Assets Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for fiscal years ending after December 15, 2005. The Company has not yet determined the impact, if any, of the adoption of FIN No. 47 on its financial statements.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS No. 123R"). The provisions of SFAS No. 123R require the cost of employee services received in exchange for an award of equity instruments be based on the grant date fair value of the award and be recognized over the period during which the employee is required to provide service in exchange for the award. SFAS No. 123R was required to be applied to all awards of equity instruments granted in annual or interim periods beginning after June 15, 2005. On April 15, 2005, the Securities and Exchange Commission postponed the effective date of SFAS No. 123R to periods within the first fiscal year beginning after June 15, 2005. The Company has not yet determined the impact of SFAS No. 123R on its financial statements.

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

                                                                                      Quarters Ended
                                                                          ------------------------------------
                                                                          April 3,                   March 28,
                                                                            2005                       2004
                                                                          --------                   ---------
                                                                          (thousands, except per share amounts)
       Basic:
         Net loss                                                         $(10,854)                   $(2,115)
                                                                          ========                    =======

         Weighted average common shares outstanding                         24,507                     24,437
                                                                          ========                    =======

         Net loss per share                                               $  (0.44)                   $ (0.09)
                                                                          ========                    =======

       Diluted:
         Net loss                                                         $(10,854)                   $(2,115)
                                                                          ========                    =======

         Weighted average common shares outstanding                         24,507                     24,437

         Incremental shares resulting from (a)
           Stock options                                                         -                          -
           Convertible preferred stock                                           -                          -
                                                                          --------                    -------

         Adjusted weighted average shares                                   24,507                     24,437
                                                                          ========                    =======

         Net loss per share                                               $  (0.44)                   $ (0.09)
                                                                          ========                    =======

(a) There is no dilution resulting from potential incremental shares in the quarters ended April 3, 2005 and March 28, 2004 because the Company had net losses and the inclusion of potential incremental shares would be antidilutive. For the quarter ended April 3, 2005, potential incremental shares included options to purchase shares of common stock (3,121,674 shares at April 3, 2005) and Series B Preferred Stock convertible into 1,500,000 shares of common stock. For the quarter ended March 28, 2004 potential incremental shares included options to purchase shares of common stock (4,068,525 shares at March 28, 2004) and Series B preferred stock convertible into 1,500,000 shares of common stock.

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.   STOCK-BASED COMPENSATION (continued)

                                                                                      Quarters Ended
                                                                          ------------------------------------
                                                                          April 3,                   March 28,
                                                                            2005                       2004
                                                                          --------                   ---------
                                                                          (thousands, except per share amounts)
       Net loss as reported                                               $(10,854)                  $(2,115)
       Add:  Stock-based employee compensation
          expense included in reported net loss,
          net of tax benefit                                                     -                         1
       Deduct:  Stock-based employee compensation
          expense determined under fair value
          based method, net of tax benefit                                    (411)                      (59)
                                                                          --------                   -------
       Proforma net loss                                                  $(11,265)                  $(2,173)
                                                                          ========                   =======

       Basic loss per share
          As reported                                                     $  (0.44)                  $ (0.09)
          Proforma                                                        $  (0.46)                  $ (0.09)

       Diluted loss per share
          As reported                                                     $  (0.44)                  $ (0.09)
          Proforma                                                        $  (0.46)                  $ (0.09)

4.   RESTRUCTURING CHARGES

     The   following   table  sets  forth  the   components   of  the  Company's
restructuring accruals and activity for the quarter ended April 3, 2005:

                                                  Plant Closure      Personnel
                                       Total       and Leases        Reductions
                                       -----      -------------      ----------
                                                   (millions)
     Balance at January 2, 2005         $7.4          $6.7               $0.7
     Cash spending                      (0.5)         (0.4)              (0.1)
                                        ----          ----               ----
     Balance at April 3, 2005           $6.9          $6.3               $0.6
                                        ====          ====               ====

     The Company expects to spend approximately $1.7 million during the twelve months ending April 2, 2006, with the balance to be spent through 2012 primarily for lease termination costs which are recorded net of estimated sublease rental income of approximately $3.8 million.

5.   INVENTORIES

     The components of inventories are listed below.

                                              April 3,            January 2,
                                                2005                 2005
                                              --------            ----------
                                                      (thousands)
       Raw materials and supplies             $ 65,813            $ 63,336
       Work-in-process                          21,551              18,667
       Finished goods                           17,947              18,026
                                              --------            --------
         Total                                $105,311            $100,029
                                              ========            ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


6.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS

     The components of long-term debt and revolving credit borrowings are listed below.

                                                                       April 3,            January 2,
                                                                         2005                 2005
                                                                       --------            ----------
     Foamex L.P. Senior Secured Credit Facility                                 (thousands)
       Term Loan (1)                                                   $ 35,585             $ 37,371
     Foamex L.P. Secured Term Loan (1)                                   80,000               80,000
     10 3/4% Senior Secured Notes due 2009 (2) (4)                      309,141              309,703
     9 7/8% Senior Subordinated Notes due 2007 (2)                      148,500              148,500
     13 1/2% Senior Subordinated Notes due August 2005 (includes
       $345 and $581 of unamortized debt premium) (2)                    51,930               52,166
     Industrial revenue bonds (3)                                         7,000                7,000
     Other (net of unamortized debt discount of $33 and $45)                875                  852
                                                                       --------             --------
                                                                        633,031              635,592

     Less current portion                                                66,922               67,131
                                                                       --------             --------

     Long-term debt                                                    $566,109             $568,461
                                                                       ========             ========

     Revolving credit borrowings (1)                                   $144,972             $114,907
                                                                       ========             ========

(1) Subsidiary debt of Foamex L.P., guaranteed by the Company, FMXI, Inc. and Foamex Canada.
(2)  Subsidiary debt of Foamex L.P. and Foamex Capital Corporation.
(3)  Subsidiary debt of Foamex L.P.
(4) Includes $9.1 million and $9.7 million of deferred credits on interest rate swap transactions.

Senior Secured Credit Facility

     The Senior Secured Credit Facility consists of a revolving credit facility with a maximum availability of $190.0 million and an initial term loan of $50.0 million. The lenders under the Senior Secured Credit Facility have also agreed to lend up to an additional $15.0 million under a junior term loan. The revolving credit facility includes a $50.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable and inventory. At April 3, 2005, Foamex L.P. had total available borrowings of approximately $21.9 million, including $14.3 million that could be borrowed only with consent of the lenders, and letters of credit outstanding of $22.5 million. Borrowings under the term loan are limited to eligible amounts, as defined, of equipment and real estate. Substantially all the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the revolving credit facility and the term loan bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At April 3, 2005, the weighted average interest rates were 6.61% and 6.63% for the revolving loan and the term loan, respectively. The term loan requires quarterly installment payments of approximately $1.8 million, which commenced on September 30, 2003. Borrowings under the junior term loan can be used only to repay the 13 1/2% Senior Subordinated Notes at maturity and will bear interest at a floating rate based upon LIBOR, as defined, reset monthly plus 6.00%. All borrowings under the Senior Secured Credit Facility will mature on April 30, 2007. The Senior Secured Credit Facility includes both a subjective acceleration clause and a lockbox arrangement which requires all lockbox receipts be used to repay revolving credit borrowings. Accordingly, borrowings under the revolving credit facility are classified as current in the accompanying condensed consolidated balance sheets as of April 3, 2005 and January 2, 2005 as required by Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings
Outstanding Under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lockbox Arrangement" ("EITF No. 95-22").

     The $80.0 million term loan facility (the "Secured Term Loan") will mature on April 1, 2009. The lenders have agreed to lend up to an additional $39.0 million. Up to $25.0 million of the additional $39.0 million can be borrowed to repay revolving loans under the Senior Secured Credit Facility and the remaining proceeds could be

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

used only to repurchase prior to or repay the 13 1/2% Senior Subordinated Notes at maturity and to pay certain fees related to the financing. Borrowings under this facility bear interest at a rate that is 9.25% plus the greater of the Reference Rate, as defined, or 4.25%. The minimum rate is 13.50% and the rate in effect at April 3, 2005 was 15.00%. Foamex L.P. is subject to a 1.00% facility fee on the initial $80.0 million term loan payable annually on the anniversary date, a 1.5% annual commitment fee, payable monthly, on the unused portion of the $39.0 million additional commitment and a funding fee equal to 2.5% of the additional amount borrowed with a minimum funding fee of approximately $0.6 million. Borrowings under the Secured Term Loan are collateralized by the same collateral as the Senior Secured Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the Senior Secured Credit Facility and the Secured Term Loan.

10 3/4% Senior Secured Notes

     The 10 3/4% Senior Secured Notes were issued by Foamex L.P. and Foamex Capital Corporation on March 25, 2002 and are due on April 1, 2009. The notes are guaranteed on a senior basis by all of Foamex L.P.'s domestic subsidiaries that guarantee the Senior Secured Credit Facility. The notes are secured on a second-priority basis (subject to permitted liens) on substantially the same collateral that secures the obligations under the Senior Secured Credit Facility and the Secured Term Loan. The notes rank effectively junior to all senior indebtedness that is secured by first priority liens and senior in right of payment to all subordinated indebtedness. Interest is payable April 1 and October 1. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after April 1, 2006. The initial redemption is at 105.375% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after April 1, 2008. Additionally, on or before April 1, 2005, up to 35.0% of the principal amount of the notes could have been redeemed at a redemption price equal to 110.750% of the principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption with the net proceeds of one or more equity offerings.

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

9 7/8% Senior Subordinated Notes

     The 9 7/8% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and are due on June 15, 2007. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture. Interest is payable June 15 and December 15. The notes may be redeemed at the option of Foamex L.P., in whole or in part, at any time on or after June 15, 2002. The initial redemption was 104.938% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after June 15, 2005. At April 3, 2005, the redemption price was 101.646% plus accrued and unpaid interest.

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

Industrial Revenue Bonds ("IRBs")

     IRB debt includes a $1.0 million bond that matures on October 1, 2005 and a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At April 3, 2005, the interest rate was 2.35% on the $1.0 million bond and 2.37% on the $6.0 million bond. The maximum interest rate for either of the IRBs is 15.0% per annum. If Foamex L.P. exercises its option to convert the bonds to a fixed interest rate structure, the IRBs are redeemable at the option of the bondholders. In addition, at any time prior to conversion to a fixed interest rate structure, bondholders upon notice to the bond trustee and the remarketing agent may place the bonds for sale. If the remarketing agent is not successful in reselling the bonds before settlement is due on bonds placed for sale, the bond trustee may draw on a letter of credit issued under the Senior Secured Credit Facility to repay the bondholder for the bonds placed for sale until the bonds can be resold by the remarketing agent. Pursuant to this arrangement, the IRBs have been classified as current in the accompanying condensed consolidated balance sheets at April 3, 2005 and January 2, 2005. The obligations are collateralized by certain properties, which have an approximate net carrying value of $10.4 million at April 3, 2005.

Other

     Other debt includes a non-interest bearing promissory note with a principal amount of $0.9 million issued in connection with increasing the Company's interest in an Asian joint venture to 70.0% in 2001. The promissory note which matures on December 1, 2005 had unamortized discount of less than $0.1 million at April 3, 2005.

Debt Covenants

     The indentures and other indebtedness agreements contain certain covenants that limit, among other things, the ability of the Company's subsidiaries (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interests, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets, or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Under the most restrictive of the distribution restrictions, the Company could be paid by its subsidiaries, as of April 3, 2005, funds only to the extent to enable the Company to meet its tax payment liabilities and its normal operating expenses of up to $1.5 million annually, so long as no default or event of default has occurred.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

     Under the Senior Secured Credit Facility and the Secured Term Loan, Foamex L.P. is subject to a minimum fixed charge coverage ratio, as defined, of 0.56 for the quarter ended April 3, 2005. For the quarter ended April 3, 2005, Foamex L.P.'s actual fixed charge coverage ratio was 0.59. The minimum fixed coverage ratio increases each quarter until reaching 1.00 for the quarter ending July 2, 2006. Foamex L.P. is also subject to a maximum annual capital expenditure amount which is $46.8 million for the year ending January 1, 2006.

Maturities of Long-Term Debt

     Scheduled maturities of long-term debt as of April 3, 2005 are shown below (thousands):

     Three quarters ending January 1, 2006                           $ 58,820
     2006                                                               7,173
     2007                                                             171,586
     2008                                                                   -
     2009                                                             380,000
     Thereafter                                                         6,000
                                                                     --------
                                                                      623,579
     Unamortized debt premium/discount and fair
        value adjustment, net                                           9,452
                                                                     --------
     Total                                                           $633,031
                                                                     ========

7.   RETIREE BENEFIT PLANS

     Components of net periodic pension benefit cost are listed below:

                                                          Quarters Ended
                                                    ----------------------------
                                                     April 3,          March 28,
                                                      2005               2004
                                                    --------           ---------
                                                           (thousands)
     Service cost                                    $1,342             $1,270
     Interest cost                                    1,942              1,802
     Expected return on plan assets                  (1,956)            (1,698)
     Amortization of transition assets                  (19)               (18)
     Amortization of prior service benefit              (28)               (27)
     Amortization of net loss                           792                704
                                                     ------             ------
     Net periodic pension benefit cost               $2,073             $2,033
                                                     ======             ======

     The Company anticipates pension plan contributions of $7.4 million for fiscal 2005. During the quarter ended April 3, 2005, the Company contributed $1.4 million and there has been no change in estimated contributions for fiscal 2005. Actuarial valuations are in process for fiscal 2005 that will determine the actual contribution requirements and net periodic pension benefit cost.

8.   INCOME TAXES

     The effective tax rate for the quarter ended April 3, 2005, reflected the impact of certain foreign subsidiaries. U.S. deferred tax assets related to losses in the first quarter of 2005 were fully reserved for by an increase to the valuation allowance.

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

                                                           Quarters Ended
                                                    ----------------------------
                                                     April 3,          March 28,
                                                       2005              2004
                                                    ---------          ---------
                                                            (thousands)
     Net loss                                       $(10,854)           $(2,115)
     Foreign currency translation adjustments           (251)              (200)
                                                    --------            -------
     Total comprehensive loss                       $(11,105)           $(2,315)
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

     Segment results are presented below.

                                                   Carpet
                                         Foam      Cushion      Automotive     Technical
                                       Products    Products      Products       Products      Other          Total
                                       --------    --------     ----------     ---------    ---------      ---------
                                                                   (thousands)
Quarter ended April 3, 2005
Net sales                              $156,220    $46,556       $87,155        $33,200     $  9,539       $332,670
Income (loss) from operations          $ 10,449    $(2,115)      $ 4,849        $ 8,935     $(12,415)      $  9,703
Depreciation and amortization          $  1,835    $   602       $   739        $   581     $  1,444       $  5,201

Quarter ended March 28, 2004
Net sales                              $134,395    $46,098       $94,000        $31,087     $  8,038       $313,618
Income (loss) from operations          $ 16,280    $ 1,303       $ 5,023        $ 8,856     $(18,216)      $ 13,246
Depreciation and amortization          $  2,816    $   774       $   628        $   713     $  1,435       $  6,366

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

     As of April 3, 2005, the Company had accrued approximately $1.1 million for litigation, claims and other legal matters in addition to the environmental matters discussed below.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11.  COMMITMENTS AND CONTINGENCIES (continued)

Environmental and Health and Safety

     The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of April 3, 2005, the Company had accruals of approximately $2.0 million for environmental matters, including approximately $1.7 million related to remediating and monitoring soil and groundwater contamination and approximately $0.3 million related to sites where the Company has been designated as a Potentially Responsible Party or "PRP" and other matters. Additional losses, if any, in excess of amounts currently accrued, cannot be reasonably estimated at this time. If there are additional matters or if current estimates are incorrect, there could be a material adverse effect on the Company's financial position, results of operations and cash flows.

     On August 31, 2002, Environment Canada, the Canadian environmental regulatory agency, finalized a rule which would require flexible polyurethane foam manufacturing operations to reduce methylene chloride (dichloromethane) air emissions. The rule establishes a 50.0% reduction in methylene chloride emissions by December 1, 2004, which the Company has implemented, and 100.0% reductions by January 1, 2007. This standard has not and will not require the Company to make material expenditures for its Canadian plants.

     The Company previously has reported to the appropriate state authorities that it had found soil and/or groundwater contamination in excess of state standards at certain locations. Seven sites are currently in various stages of investigation or remediation. Accordingly, the extent of contamination and the ultimate liability is not known with certainty for all sites.

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

12.  SUBSEQUENT EVENT

     On April 29, 2005, the Company signed an agreement and closed on the sale of its rubber and felt carpet cushion businesses for approximately $38.5 million in cash. The assets sold consisted principally of inventories and property, plant and equipment with carrying values of $3.4 million and $3.2 million, respectively, at April 3, 2005. The Company expects to record a pre-tax net gain, after applicable expenses, and the write-off of approximately $2.5 million of goodwill associated with the businesses, of approximately $29.0 million in the quarter ending July 3, 2005, subject to post-closing adjustments, if any.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED APRIL 3, 2005 COMPARED TO THE QUARTER ENDED MARCH 28, 2004

                                                   Carpet
                                         Foam      Cushion      Automotive     Technical
                                       Products    Products      Products       Products      Other          Total
                                       --------    --------     ----------     ---------    ---------      ---------
                                                                   (thousands)
Quarter ended April 3, 2005
Net sales                              $156,220    $46,556       $87,155        $33,200     $  9,539       $332,670
Income (loss) from operations          $ 10,449    $(2,115)      $ 4,849        $ 8,935     $(12,415)      $  9,703
Depreciation and amortization          $  1,835    $   602       $   739        $   581     $  1,444       $  5,201
Income (loss) from operations
   as a percentage of net sales             6.7%      (4.5%)         5.6%          26.9%       n.m.*            2.9%


Quarter ended March 28, 2004
Net sales                              $134,395    $46,098       $94,000        $31,087     $  8,038       $313,618
Income (loss) from operations          $ 16,280    $ 1,303       $ 5,023        $ 8,856     $(18,216)      $ 13,246
Depreciation and amortization          $  2,816    $   774       $   628        $   713     $  1,435       $  6,366
Income (loss) from operations
   as a percentage of net sales            12.1%       2.8%          5.3%          28.5%       n.m.*            4.2%

* not meaningful

Income from Operations

     Net sales for the quarter ended April 3, 2005 increased 6% to $332.7 million from $313.6 million in the quarter ended March 28, 2004. The increase was primarily attributable to higher net sales in the Foam Products segment as a result of higher selling prices, partially offset by lower net sales in the Automotive Products segment.

     Gross profit was $27.7 million, or 8.3% of net sales, in the quarter ended April 3, 2005 compared to $39.8 million, or 12.7% of net sales, in the 2004 period. The weighted average cost of major chemical raw materials was more than 35% higher in the quarter ended April 3, 2005 than in the quarter ended March 28, 2004. Even though we have increased selling prices, we have been only partially successful in recovering the large chemical raw material cost increases.

     Income from operations for the quarter ended April 3, 2005 was $9.7 million, or 2.9% of net sales, which represented a 27% decrease from $13.2 million, or 4.2% of net sales, reported during the 2004 period. The $12.0 million decline in gross profit was partially offset by lower selling, general and administrative expenses which decreased by $8.0 million, or 31%, due principally to lower bad debt expense and employee costs. The 2004 period included a $3.7 million charge to bad debt expense as a result of a customer bankruptcy. Employee costs were lower primarily due to the closing of our New York office in the second quarter of 2004. We also experienced lower professional fees in the 2005 period. Restructuring charges were $0.5 million in 2004 as we eliminated a number of sales and administrative positions.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Foam Products

     Foam Products net sales for the quarter ended April 3, 2005 increased 16% to $156.2 million from $134.4 million in the 2004 period primarily due to higher selling prices. Income from operations decreased 36%, to $10.4 million in the quarter ended April 3, 2005 from $16.3 million in the 2004 period principally as a result of higher raw material costs that could not be fully recovered by increased selling prices. Income from operations was 6.7% of net sales in 2005, down from 12.1% in 2004.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the quarter ended April 3, 2005 increased 1% to $46.6 million from $46.1 million in the 2004 period as higher volumes were partially offset by lower average selling prices. Loss from operations was $2.1 million in the quarter ended April 3, 2005 compared to $1.3 million income from operations in the 2004 period primarily due to higher material costs and operating inefficiencies resulting from a shortage of a key raw material. Loss from operations was 4.5% of net sales in 2005 and income from operations was 2.8% of net sales in 2004. We sold our rubber and felt carpet cushion businesses, which provided approximately $41.3 million and $4.5 million of net sales and gross profit, respectively, in the year ended January 2, 2005, on April 29, 2005. We expect minimal or no income from operations in Carpet Cushion Products during 2005.

     Automotive Products

     Automotive Products net sales for the quarter ended April 3, 2005 decreased 7% to $87.2 million from $94.0 million in the 2004 period. The decline was primarily due to lower volume as a result of soft industry demand and the continuing impact of sourcing actions by our major customers. Income from operations was down 3% to $4.8 million due to the decline in sales volume and higher raw material costs partially offset by lower operating costs. Income from operations represented 5.6% of net sales in 2005 and 5.3% of net sales in 2004.

     Technical Products

     Net sales for Technical Products for the quarter ended April 3, 2005 increased 7% to $33.2 million from $31.1 million in the 2004 period, primarily due to higher selling prices. Income from operations was flat at $8.9 million as the sales increase was offset by higher material costs. Income from operations represented 26.9% of net sales in 2005 compared to 28.5% of net sales in 2004.

     Other

     Other primarily consists of certain manufacturing and fabrication operations in Mexico City, corporate expenses not allocated to business segments and restructuring charges. The increase in net sales associated with this segment resulted from our Mexico City operations. The loss from operations was $12.4 million in 2005 and $18.2 million in 2004 and reflects lower corporate expenses in 2005.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $19.9 million in the quarter ended April 3, 2005, which represented a 7% increase from the 2004 period expense of $18.6 million reflecting higher average interest rates and borrowings.

     Other Income (Expense), Net

     Other expense, net was $1.0 million for the quarter ended April 3, 2005 compared to other income, net of $1.0 million for the quarter ended March 28, 2004. The 2005 period includes $0.9 million of amendment fees charged by lenders in connection with amendments to Foamex L.P.'s credit agreements executed on March 31, 2005, while the 2004 period included $0.9 million of gains on asset disposals.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     Benefit for Income Taxes

     The effective tax rate for the quarter ended April 3, 2005, reflected the impact of certain foreign subsidiaries. U.S. deferred tax assets related to losses in the first quarter of 2005 were fully reserved for by an increase to the valuation allowance.

     The effective tax rate was 48.4% for the quarter ended March 28, 2004 and was based on the forecasted annual rate for 2004 applied to the loss for the quarter ended March 28, 2004. The higher effective tax rate compared to the Federal statutory rate of 35% was primarily related to the U.S. taxation of earnings from our Canadian subsidiary and a higher effective tax rate applicable to our Mexican subsidiaries. Partially offsetting this increase was the impact of equity income from a joint venture, which is considered permanently invested with no deferred tax liabilities recognized.

     Liquidity and Capital Resources

     Our operations are conducted through our wholly-owned subsidiary, Foamex L.P. Our liquidity requirements consist primarily of the operating cash requirements of Foamex L.P.

     Foamex L.P.'s liquidity requirements consist principally of accounts receivable, inventory and accounts payable, scheduled payments of interest and principal on outstanding indebtedness, capital expenditures and employee benefit plans. We believe that cash flow from Foamex L.P.'s operating activities, cash on hand and periodic borrowings under its credit agreements will be adequate to meet our liquidity requirements for the next twelve months. In addition, we will continue to explore potential sales of non-strategic assets during this period. On April 29, 2005, we signed an agreement and closed on the sale of our rubber and felt carpet cushion businesses for approximately $38.5 million in cash. The ability of Foamex L.P. to make distributions to us is restricted by the terms of its financing agreements. We expect to have only limited access to the cash flow generated by Foamex L.P. for the foreseeable future.

     Cash and cash equivalents were $5.1 million at April 3, 2005 compared to $5.4 million at January 2, 2005. Working capital at April 3, 2005 was a negative $64.9 million and the current ratio was 0.84 to 1 compared to working capital at January 2, 2005 of a negative $57.1 million and a current ratio of 0.84 to 1.

     Total long-term debt and revolving credit borrowings at April 3, 2005 were $778.0 million, up $27.5 million from January 2, 2005. As of April 3, 2005, there were $145.0 million of revolving credit borrowings under the Senior Secured Credit Facility with $21.9 million available for borrowings, including $14.3 million that could be borrowed only with consent of the lenders, and $22.5 million of letters of credit outstanding. Revolving credit borrowings at April 3, 2005 reflect working capital requirements.

     The Senior Secured Credit Facility consists of a revolving credit facility with a maximum availability of $190.0 million and an initial term loan of $50.0 million. The lenders under the Senior Secured Credit Facility have also agreed to lend up to an additional $15.0 million under a junior term loan. The revolving credit facility includes a $50.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable and inventory. Borrowings under the term loan are limited to eligible amounts, as defined, of equipment and real estate. Substantially all the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the revolving credit facility and the term loan bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At April 3, 2005, the weighted average interest rates were 6.61% and 6.63% for the revolving loan and the term loan, respectively. The term loan requires quarterly installment payments of approximately $1.8 million. Borrowings under the junior term loan can be used only to repay the 13 1/2% Senior Subordinated Notes at maturity and will bear interest at a floating rate based upon LIBOR, as defined, reset monthly plus 6.00%. All borrowings under the Senior Secured Credit Facility will mature on April 30, 2007.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Secured Term Loan of $80.0 million will mature on April 1, 2009. The lenders have agreed to lend up to an additional $39.0 million. Up to $25.0 million of the additional $39.0 million can be borrowed to repay revolving loans under the Senior Secured Credit Facility and the remaining proceeds could be used only to repurchase prior to or repay the 13 1/2% Senior Subordinated Notes at maturity and to repay certain fees related to the financing. Borrowings under this facility bear interest at a rate that is 9.25% plus the greater of Reference Rate, as defined, or 4.25%. The minimum rate is 13.50% and the rate in effect at April 3, 2005 was 15.00%. In addition, a 1.00% facility fee on the initial $80.0 million loan is payable annually on the anniversary date, a 1.5% annual commitment fee, payable monthly, on the unused portion of the $39.0 million additional commitment and a funding fee equal to 2.5% of the additional amount borrowed with a minimum funding fee of approximately $0.6 million. Borrowings under the Secured Term Loan are collateralized by the same collateral as the Senior Secured Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the Senior Secured Credit Facility and the Secured Term Loan.

     Under the Senior Secured Credit Facility and the Secured Term Loan, Foamex L.P. is subject to a minimum fixed charge coverage ratio, as defined, of 0.56 for the quarter ended April 3, 2005. Foamex L.P.'s actual fixed charge coverage ratio for this period was 0.59. The minimum fixed charge coverage ratio increases each quarter until reaching 1.00 for the quarter ending July 2, 2006. Foamex L.P. is also subject to a maximum annual capital expenditure amount which is $46.8 million for the year ending January 1, 2006. We are working with our lenders to modify certain provisions of our credit agreements as a result of the sale of our rubber and felt carpet cushion businesses.

     Our 13 1/2% Senior Subordinated Notes with a face value of $51.6 million are due on August 15, 2005. Foamex L.P. has obtained a junior term loan commitment of $15.0 million under the Senior Secured Credit Facility and an additional $39.0 million commitment under the Secured Term Loan which can be used to repay the 13 1/2% Senior Subordinated Notes. Foamex L.P. may use the proceeds from sales of certain designated assets, including a portion of the proceeds from the recent sale of the rubber and felt carpet cushion businesses, to repay the 13 1/2% Senior Subordinated Notes. We may, from time to time, directly or indirectly make purchases of these notes or our other public debt in the open market or in private transactions.

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

     We anticipate contributing approximately $7.4 million to our pension plans in 2005 with $1.4 million contributed during the quarter ended April 3, 2005. Actuarial valuations are in process for fiscal 2005 that will determine the actual funding requirements.

     Cash Flow from Operating Activities

     Cash used by operating activities in the quarter ended April 3, 2005 was $26.8 million compared to cash provided from operating activities of $1.0 million in the quarter ended March 28, 2004. This is primarily due to the increased loss during the 2005 period along with higher accounts receivable at April 3, 2005 on increased sales and a greater number of days sales outstanding. In addition, primarily due to the timing of the 2005 quarter compared to the timing of the 2004 quarter, we made additional cash interest payments of approximately $18.5 million in the quarter ended April 3, 2005. This was partially offset by higher accounts payable used to fund our raw material purchases and other operating costs.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Cash Flow from Investing Activities

     Investing activities used $1.7 million for the quarter ended April 3, 2005. Cash requirements included capital expenditures of $1.1 million and capitalized software development costs of $0.5 million. In the quarter ended March 28, 2004, cash provided by investing activities was $0.1 million, which consisted of capital expenditures of $1.2 million and capitalized software development costs of $0.9 million offset by proceeds from asset disposals of $2.2 million. The estimated capital expenditures and software development costs for the full year 2005 are expected to be approximately $6-$8 million and approximately $5 million, respectively.

     Cash Flow from Financing Activities

     Cash provided by financing activities was $28.2 million for the quarter ended April 3, 2005 and consisted principally of borrowings under the revolving credit facility partially offset by scheduled payments of the term loan under the Senior Secured Credit Facility. Cash used for financing activities in 2004 was $3.5 million including payments of the term loan under the Senior Secured Credit Facility.

     Environmental Matters

     We are subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with our compliance with such laws and regulations did not have a material adverse effect on our operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded in connection with environmental matters as of April 3, 2005 was $2.0 million. Although it is possible that new information or future developments could require us to reassess our potential exposure to all pending environmental matters, including those described in Note 11 to our condensed consolidated financial statements, we believe that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on our operations, financial position, capital expenditures or competitive position.

     Market Risk

     We have debt securities with variable interest rates subject to market risk for changes in interest rates. On April 3, 2005, indebtedness with variable interest rates aggregated $267.6 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $2.7 million.

     The two principal chemicals used in the manufacturing of flexible polyurethane foam are toluene diisocyanate, or "TDI," and polyol. The prices of TDI and polyol are influenced by demand, manufacturing capacity and oil and natural gas prices. We attempt to offset raw material price increases through selling price increases and manufacturing process efficiencies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See the "Market Risk" section under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses identified in Management's Annual Report on Internal Control Over Financial Reporting included in our Form 10-K/A filed with the Securities and Exchange Commission on May 2, 2005 (the "Management Report"), our disclosure controls

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES.

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

(b)  Changes in Internal Control over Financial Reporting

     During the quarter ended April 3, 2005, we strengthened our internal controls over the following areas.

     o Accounting for Inventory. The Management Report identified a material weakness that arose because our policies and procedures did not provide for an effective review and analysis of a spreadsheet used to estimate the amount of labor and overhead variances to include in work in process and finished goods inventories. Specifically, the ineffective control did not prevent or detect an improper formula in this spreadsheet resulting in a misstatement of work in process and finished goods inventories. The improper formula in this spreadsheet was corrected prior to the issuance of our consolidated financial statements as of January 2, 2005 and for the year then ended. We reviewed the formula and made refinements that we believe produce a more reasonable estimate of variances that should be included in inventory. We believe we designed effective review processes for our inventory calculations during the first quarter of 2005.

     o Information Technology: Segregation of Duties and Information System Users. As previously disclosed in the fourth quarter of 2004, we conducted a review of roles and responsibilities and user access within our information technology systems and identified certain users with inappropriate access. As a result, we began to implement changes to tie user access to our information systems to user needs based on the roles and responsibilities of the user. During the first quarter of 2005, we completed the implementation of these changes.

     o Non-Routine Transactions and Significant Agreements. As previously disclosed, we determined that we did not have adequate controls in place to ensure the proper accounting for non-routine transactions such as the establishment of a valuation allowance on our deferred tax assets and significant agreements. This issue continues to be addressed through further implementation of comprehensive review processes and procedures for non-routine transactions and significant agreements to ensure more robust reviews and proper accounting. We also intend to hire additional personnel in our internal audit and accounting functions.

     Other than as described above, no change in our internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information.

Item 1.   Legal Proceedings.

          Reference is made to the description of the legal proceedings contained in the Company's Annual Report on Form 10-K for the year ended January 2, 2005. The information from Note 11 to the condensed consolidated financial statements is incorporated herein by reference.

Item 6.   Exhibits.

          10.27(a) Amended and Restated Consulting Agreement, dated as of February 27, 2005, by and between Foamex L.P. and Robert J. Hay.

          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (a) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex L.P. for the quarterly period ended April 3, 2005.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FOAMEX INTERNATIONAL INC.

Date:  May 13, 2005                By:   /s/ K. Douglas Ralph
                                         --------------------------------------
                                         K. Douglas Ralph
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Duly Authorized Officer)


Date:  May 13, 2005                By:   /s/ Bruno Fontanot
                                         --------------------------------------
                                         Bruno Fontanot
                                         Senior  Vice  President  - Finance and
                                         Chief Accounting Officer