Form 10-Q
period 2005-07-03
FOAMEX INTERNATIONAL INC
filed 2005-08-25
CIK 912908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 3, 2005

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

The number of shares of the registrant's common stock outstanding as of August 22, 2005 was 24,509,728.

                            FOAMEX INTERNATIONAL INC.

                                      INDEX

                                                                                                               Page
Part I.  Financial Information

         Item 1.  Financial Statements (unaudited).
              Condensed Consolidated Statements of Operations - Quarters and Two Quarters Ended
                July 3, 2005 and June 27, 2004                                                                   3

              Condensed Consolidated Balance Sheets as of July 3, 2005 and
                January 2, 2005                                                                                  4

              Condensed Consolidated Statements of Cash Flows - Two Quarters Ended
                July 3, 2005 and June 27, 2004                                                                   5

              Notes to Condensed Consolidated Financial Statements                                               6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.                                                                                18

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                   26

         Item 4.  Controls and Procedures.                                                                      27

Part II. Other Information

         Item 1.  Legal Proceedings.                                                                            28

         Item 4.  Submission of Matters to a Vote of Security Holders.                                          28

         Item 6.  Exhibits.                                                                                     28

Signatures                                                                                                      29


PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                                                   Quarters Ended           Two Quarters Ended
                                                            --------------------------  --------------------------
                                                              July 3,       June 27,        July 3,       June 27,
                                                               2005           2004           2005           2004
                                                             --------       --------       --------       --------
                                                                      (thousands, except per share amounts)
NET SALES                                                    $317,211       $314,140       $649,881       $627,758

COST OF GOODS SOLD                                            296,612        273,959        601,557        547,818
                                                             --------       --------       --------       --------

GROSS PROFIT                                                   20,599         40,181         48,324         79,940

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                     21,921         21,807         39,943         47,792

RESTRUCTURING AND IMPAIRMENT CHARGES                           24,711          1,716         24,711          2,244
                                                             --------       --------       --------       --------

INCOME (LOSS) FROM OPERATIONS                                 (26,033)        16,658        (16,330)        29,904

GAIN ON SALE OF BUSINESSES                                     29,719              -         29,719              -

INTEREST AND DEBT ISSUANCE EXPENSE                             20,320         18,598         40,260         37,209

INCOME (LOSS) FROM EQUITY INTEREST IN
   JOINT VENTURES                                                 198             (2)           529            275

OTHER INCOME (EXPENSE), NET                                       194           (740)          (788)           252
                                                             --------       --------       --------       --------

LOSS BEFORE BENEFIT FOR
   INCOME TAXES                                               (16,242)        (2,682)       (27,130)        (6,778)

BENEFIT FOR INCOME TAXES                                       (1,576)           (65)        (1,610)        (2,046)
                                                             --------       --------       --------       --------

NET LOSS                                                     $(14,666)      $(2,617)       $(25,520)      $ (4,732)
                                                             ========       ========       ========       ========

NET LOSS PER SHARE - BASIC                                   $  (0.60)      $  (0.11)      $  (1.04)      $  (0.19)
                                                             ========       ========       ========       ========

NET LOSS PER SHARE - DILUTED                                 $  (0.60)      $  (0.11)      $  (1.04)      $  (0.19)
                                                             ========       ========       ========       ========

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC                      24,510         24,443         24,508         24,440
                                                             ========       ========       ========       ========

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED                    24,510         24,443         24,508         24,440
                                                             ========       ========       ========       ========


          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                               July 3, 2005      January 2, 2005
                                                                               ------------      ---------------
ASSETS
CURRENT ASSETS                                                                  (thousands, except share data)
   Cash and cash equivalents                                                  $    5,086            $    5,351
   Accounts receivable, net of allowances of $9,789 and $9,001                   199,318               182,740
   Inventories                                                                   101,757               100,029
   Other current assets                                                           19,570                22,403
   Debt issuance costs classified as current                                      18,879                     -
                                                                              ----------            ----------
       Total current assets                                                      344,610               310,523
                                                                              ----------            ----------

Property, plant and equipment                                                    394,427               402,746
Less accumulated depreciation                                                   (269,240)             (261,203)
                                                                              ----------            ----------
   NET PROPERTY, PLANT AND EQUIPMENT                                             125,187               141,543

GOODWILL                                                                         107,104               126,814

DEBT ISSUANCE COSTS, net of accumulated amortization of $17,477                        -                21,152

DEFERRED INCOME TAXES                                                                520                   237

SOFTWARE COSTS, net of accumulated amortization of $6,453
   and $6,401                                                                      8,731                 9,325

INVESTMENT IN AND ADVANCES TO AFFILIATES                                          17,176                16,521

OTHER ASSETS                                                                      17,498                19,595
                                                                              ----------            ----------

TOTAL ASSETS                                                                  $  620,826            $  645,710
                                                                              ==========            ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Revolving credit borrowings                                                $  115,192            $  114,907
   Current portion of long-term debt                                              66,745                67,131
   Long-term debt classified as current                                          562,799                     -
   Accounts payable                                                              112,308               104,315
   Accrued employee compensation and benefits                                     24,873                22,354
   Accrued interest                                                               12,015                13,063
   Accrued customer rebates                                                       12,302                16,979
   Cash overdrafts                                                                13,152                10,437
   Other accrued liabilities                                                      19,243                18,439
                                                                              ----------            ----------
       Total current liabilities                                                 938,629               367,625

LONG-TERM DEBT                                                                        21               568,461
ACCRUED EMPLOYEE BENEFITS                                                         56,050                55,388
OTHER LIABILITIES                                                                  9,834                12,549
                                                                              ----------            ----------
       Total liabilities                                                       1,004,534             1,004,023
                                                                              ----------            ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Preferred Stock, par value $1.00 per share:
     Authorized 5,000,000 shares
     Issued 15,000 shares - Series B                                                  15                    15
   Common Stock, par value $.01 per share:
     Authorized 50,000,000 shares
     Issued 27,998,728 shares and 27,949,762 shares                                  280                   279
   Additional paid-in capital                                                    102,538               102,354
   Accumulated deficit                                                          (414,185)             (388,665)
   Accumulated other comprehensive loss                                          (35,355)              (35,295)
   Common stock held in treasury, at cost:
     3,489,000 shares                                                            (27,780)              (27,780)
   Shareholder note receivable                                                    (9,221)               (9,221)
                                                                              ----------            ----------
       Total stockholders' deficiency                                           (383,708)             (358,313)
                                                                              ----------            ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                $  620,826            $  645,710
                                                                              ==========            ==========

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                       Two Quarters Ended
                                                                                  ---------------------------
                                                                                   July 3,          June 27,
                                                                                    2005              2004
                                                                                  ---------         ---------
OPERATING ACTIVITIES                                                                      (thousands)
   Net loss                                                                       $(25,520)         $(4,732)
   Adjustments to reconcile net loss to net cash used for operating activities:
     Depreciation and amortization                                                  10,716           12,210
     Impairment charges                                                             24,000                -
     Amortization of debt issuance costs, debt premium
        and debt discount                                                            1,510            1,368
     Gain on sale of assets                                                        (29,801)          (1,004)
     Other operating activities                                                        767            5,360
     Changes in operating assets and liabilities, net                              (15,148)         (23,922)
                                                                                  --------          -------

         Net cash used for operating activities                                    (33,476)         (10,720)
                                                                                  --------          -------

INVESTING ACTIVITIES
   Capital expenditures                                                             (2,245)          (3,110)
   Proceeds from sale of assets                                                     38,939            2,243
   Other investing activities                                                         (724)          (1,647)
                                                                                  --------          -------

         Net cash provided by (used for) investing activities                       35,970           (2,514)
                                                                                  --------          -------

FINANCING ACTIVITIES
   Proceeds from revolving loans                                                       286           19,064
   Repayments of long-term debt                                                     (4,527)          (5,492)
   Increase (decrease) in cash overdrafts                                            2,715           (2,311)
   Debt issuance costs                                                              (1,250)               -
   Other financing activities                                                           17                -
                                                                                  --------          -------

         Net cash provided by (used for) financing activities                       (2,759)          11,261
                                                                                  --------          -------

Net decrease in cash and cash equivalents                                             (265)          (1,973)

Cash and cash equivalents at beginning of period                                     5,351            6,613
                                                                                  --------          -------

Cash and cash equivalents at end of period                                        $  5,086          $ 4,640
                                                                                  ========          =======

Supplemental Information:
   Cash paid for interest                                                         $ 39,798          $36,307
                                                                                  ========          =======

   Cash paid for income taxes                                                     $    242          $   323
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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

Organization

     Foamex   International  Inc.  (the  "Company")  operates  in  the  flexible polyurethane and advanced polymer foam products industry. The Company's operations are primarily conducted through its wholly-owned subsidiary, Foamex L.P. Foamex L.P. conducts foreign operations through Foamex Canada Inc. ("Foamex Canada"), Foamex Latin America, Inc. and Foamex Asia, Inc. Financial information concerning the business segments of the Company is included in Note 11.

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

Recent Developments

     On August 15, 2005, the Company notified the trustee of its 13 1/2% Senior Subordinated Notes that it would not remit a principal payment of $51.6 million and an interest payment of $3.5 million that were due on that date. Failure to remit the principal payment puts the Company in default under its 13 1/2% Senior Subordinated Note Indenture and also causes the Company to be in default under its Senior Secured Credit Facility, Secured Term Loan, 10 3/4% Senior Secured Notes, and 9 7/8% Senior Subordinated Notes. The holders of these loans and notes would be entitled to demand immediate payment if the default is not cured.

     The Company is in discussions with a majority in amount of its Senior Secured and Senior Subordinated Note holders with the goal of restructuring its balance sheet by converting a substantial portion of the Company's indebtedness into equity. The balance sheet restructuring may be implemented by means of filing for relief under Chapter 11 of the Bankruptcy Code, possibly through a prearranged plan of reorganization. There can be no assurance that the discussions will be successful and that a consensual plan will be agreed upon.

     On August 14, 2005, the Company executed amendments to its Senior Secured Credit Facility and Secured Term Loan that waive through September 30, 2005 the August 15, 2005 default caused by the Company's failure to remit the principal and interest payments to the 13 1/2% Senior Subordinated Note holders. In addition, the amendments waive compliance with the fixed charge coverage ratio covenant for the quarter ended July 3, 2005 and permit the Company to utilize additional proceeds from the sale of the rubber and felt businesses for working capital and other corporate purposes. If the Company commences a Chapter 11 case, its senior lenders have committed to provide debtor-in-possession facilities, subject to court approval. The lead lenders under the Senior Secured Credit Facility and the Secured Term Loan have also agreed to a commitment for exit financing upon the Company's emergence from Chapter 11, subject to certain conditions, including an acceptable plan of reorganization.

     Due to the event of default and the fact that the holders of substantially all of the Company's outstanding debt may demand immediate payment, substantially all of the Company's long-term debt and related debt issuance costs have been classified as current in the accompanying condensed consolidated balance sheet as of July 3, 2005.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION (continued)

New Accounting Pronouncements

     In March 2005, the Financial Accounting Standards Board ("FASB") issued interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN No. 47"). FIN No. 47 clarifies that the term conditional obligation as used in FASB Statement No. 143, "Accounting for Assets Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for fiscal years ending after December 15, 2005. The Company has not yet determined the impact of the adoption of FIN No. 47 on its financial statements.

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

2.   LOSS PER SHARE

     The following table shows the amounts used in computing loss per share.

                                                        Quarters Ended               Two Quarters Ended
                                                   -----------------------       ------------------------
                                                    July 3,       June 27,        July 3,        June 27,
                                                     2005           2004           2005            2004
                                                   --------       --------       --------        --------
                                                            (thousands, except per share amounts)
     Basic:
       Net loss                                    $(14,666)      $(2,617)       $(25,520)       $(4,732)
                                                   ========       =======        ========        =======

       Weighted average common shares
         outstanding                                 24,510        24,443          24,508         24,440
                                                   ========       =======        ========        =======

       Net loss per share                          $  (0.60)      $ (0.11)       $  (1.04)       $ (0.19)
                                                   ========       =======        ========        =======


                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2.   LOSS PER SHARE (continued)

                                                        Quarters Ended               Two Quarters Ended
                                                   -----------------------       ------------------------
                                                    July 3,       June 27,        July 3,        June 27,
                                                     2005           2004           2005            2004
                                                   --------       --------       --------        --------
                                                            (thousands, except per share amounts)
     Diluted:

       Net loss                                    $(14,666)      $(2,617)       $(25,520)       $(4,732)
                                                   ========       =======        ========        =======

       Weighted average common shares
         outstanding                                 24,510        24,443          24,508         24,440

       Incremental shares resulting from (a)
         Stock options                                    -             -               -              -
         Convertible preferred stock                      -             -               -              -
                                                   --------       -------        --------        -------

       Adjusted weighted average shares              24,510        24,443          24,508         24,440
                                                   ========       =======        ========        =======

       Net loss per share                          $  (0.60)      $ (0.11)       $  (1.04)       $ (0.19)
                                                   ========       =======        ========        =======


(a) There is no dilution resulting from potential incremental shares in any of the periods presented because the Company had net losses and the inclusion of potential incremental shares would be antidilutive. For the quarter and two quarters ended July 3, 2005 and June 27, 2004 potential incremental shares included options to purchase shares of common stock (3,811,308 shares and 3,371,072 shares at July 3, 2005 and June 27, 2004, respectively) and Series B preferred stock convertible into 1,500,000 shares of common stock.

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

                                                              Quarters Ended             Two Quarters Ended
                                                        -------------------------       -----------------------
                                                         July 3,         June 27,        July 3,       June 27,
                                                          2005            2004            2005          2004
                                                        --------         --------       --------       --------
                                                               (thousands, except per share amounts)
     Net loss as reported                               $(14,666)       $(2,617)       $(25,520)        $(4,732)
     Add:  Stock-based employee compensation
         expense included in reported net
         loss, net of tax provision (benefit)                  6             (2)              6              (1)
     Deduct:  Stock-based employee compensation
         expense determined under the fair value
         based method, net of tax benefit                   (445)          (309)          ( 856)           (368)
                                                        --------        -------        --------         -------
     Proforma net loss                                  $(15,105)       $(2,928)       $(26,370)        $(5,101)
                                                        ========        =======        ========         =======



                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.   STOCK-BASED COMPENSATION (continued)

                                                              Quarters Ended             Two Quarters Ended
                                                        -------------------------       -----------------------
                                                         July 3,         June 27,        July 3,       June 27,
                                                          2005            2004            2005          2004
                                                        --------         --------       --------       --------
                                                               (thousands, except per share amounts)
     Basic loss per share
         As reported                                    $  (0.60)      $  (0.11)      $   (1.04)       $  (0.19)
                                                        ========       ========       =========        ========
         Proforma                                       $  (0.62)      $  (0.12)      $   (1.08)       $  (0.21)
                                                        ========       ========       =========        ========

     Diluted loss per share
         As reported                                    $  (0.60)      $  (0.11)      $   (1.04)       $  (0.19)
                                                        ========       ========       =========        ========
         Proforma                                       $  (0.62)      $  (0.12)      $   (1.08)       $  (0.21)
                                                        ========       ========       =========        ========

4.   RESTRUCTURING AND IMPAIRMENT CHARGES

     During the fourth quarter of each year, the Company performs an annual impairment test required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The test is a two step process, with the first test involving an estimate of enterprise fair value and the second step involving a more detailed appraisal of individual assets. The fair value estimate uses a discounted cash flow method. SFAS No. 142 also requires that impairment tests of goodwill be updated during the year if circumstances change that would more likely than not indicate that the fair value of a reporting unit no longer exceeds its value for financial statement purposes.

     As indicated in Note 1, in assessing the need to restructure its balance sheet, the Company updated its long-term forecast to address the impact of deteriorating business conditions, including recent adverse developments in the domestic auto industry. As part of this exercise the Company also conducted goodwill impairment tests of its various reporting units. The Foam Products and Technical Products reporting units passed the step one impairment test. However, the Automotive Products reporting unit failed the step one test, reflecting current industry conditions.

     On a preliminary basis, the Company estimates that $17.0 million of its Automotive Products goodwill is now impaired and recorded this charge in the quarter ended July 3, 2005. The Company is in the process of completing the required second step of the goodwill impairment test. Any adjustments to this estimate will be recorded in the quarter the impairment test is completed.

     The adjusted balances of goodwill at July 3, 2005 were $74.8 million for the Foam Products segment, $18.4 million for the Automotive Products segment and $13.9 million for the Technical Products segment for a total of $107.1 million.

     Also during the quarter ended July 3, 2005, the Company determined that a $7.0 million pre-tax impairment loss was required for property, plant and equipment at certain production facilities. The impairment evaluation was also triggered by the facts and circumstances discussed above concerning the goodwill impairment. The impairment loss was determined using fair value estimates for similar assets and the Company will record any futher adjustments when independent appraisals are obtained. In addition, the Company recorded restructuring charges of $0.7 million, which were primarily related to the elimination of 14 sales, administrative and operating positions in the carpet cushion business.

     The   following   table  sets  forth  the   components   of  the  Company's
restructuring accruals and activity for the quarter and two quarters ended July 3, 2005:

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.   RESTRUCTURING AND IMPAIRMENT CHARGES (continued)

                                                                 Plant Closure       Personnel
                                                  Total            and Leases        Reductions       Impairment
                                                  -----          -------------       ----------       ----------
                                                                            (millions)
     Balance at April 4, 2005                     $ 6.9             $6.3               $0.6             $   -
     Restructuring and impairment charges          24.7              0.2                0.5              24.0
     Cash spending                                 (0.5)            (0.2)              (0.3)                -
     Goodwill and asset impairment                (24.0)               -                  -             (24.0)
                                                  -----             ----               ----             -----
     Balance at July 3, 2005                      $ 7.1             $6.3               $0.8             $   -
                                                  =====             ====               ====             =====

     Balance at January 3, 2005                   $ 7.4             $6.7               $0.7            $   -
     Restructuring and impairment charges          24.7              0.2                0.5             24.0
     Cash spending                                 (1.0)            (0.6)              (0.4)               -
     Goodwill and asset impairment                (24.0)               -                  -            (24.0)
                                                  -----             ----               ----            -----
     Balance at July 3, 2005                      $ 7.1             $6.3               $0.8            $   -
                                                  =====             ====               ====            =====

     The Company expects to spend approximately $2.2 million during the twelve months ending July 2, 2006, with the balance to be spent through 2012 primarily for lease termination costs, which are recorded net of estimated sublease rental income of approximately $3.8 million.

5.   GAIN ON SALE OF BUSINESSES

     On April 29, 2005, the Company sold its rubber and felt carpet cushion businesses consisting principally of property, plant and equipment located at Cape Girardeau, MO and Newton, NC, inventories and related goodwill to Leggett & Platt, Incorporated for net cash proceeds of $38.7 million. The property, plant and equipment, inventories and related goodwill had carrying values of $3.2 million, $2.8 million and $2.5 million, respectively. The net gain of $29.7 million, on which there is no tax impact, has been reflected on the accompanying condensed consolidated statements of operations for the quarter and two quarters ended July 3, 2005. The rubber and felt carpet cushion businesses provided approximately $41.3 million and $4.5 million of net sales and gross profit, respectively, in the year ended January 2, 2005.

6.   INVENTORIES

     The components of inventories are listed below.

                                          July 3,              January 2,
                                           2005                   2005
                                         --------              ----------
                                                  (thousands)
     Raw materials and supplies          $ 62,709              $ 63,336
     Work-in-process                       21,224                18,667
     Finished goods                        17,824                18,026
                                         --------              --------
       Total                             $101,757              $100,029
                                         ========              ========

7.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS

     The components of long-term debt and revolving credit borrowings are listed below.

                                                                        July 3,             January 2,
                                                                         2005                  2005
                                                                       --------             ----------
                                                                                (thousands)
     Foamex L.P. Senior Secured Credit Facility
       Term Loan (1)                                                   $ 32,864              $ 37,371
     Foamex L.P. Secured Term Loan (1)                                   80,000                80,000
     10 3/4% Senior Secured Notes due 2009 (2) (4)                      308,578               309,703
     9 7/8% Senior Subordinated Notes due 2007 (2)                      148,500               148,500



                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

                                                                        July 3,             January 2,
                                                                         2005                  2005
                                                                       --------             ----------
                                                                                (thousands)
     13 1/2% Senior Subordinated Notes due August 2005 (includes
       $109 and $581 of unamortized debt premium) (2)                    51,694                52,166
     Industrial revenue bonds (3)                                         7,000                 7,000
     Other (net of unamortized debt discount of $21 and $45)                929                   852
                                                                       --------              --------
                                                                        629,565               635,592

     Less current portion                                                66,745                67,131
     Less long-term debt classified as current                          562,799                     -
                                                                       --------              --------

     Long-term debt                                                    $     21              $568,461
                                                                       ========              ========

     Revolving credit borrowings (1)                                   $115,192              $114,907
                                                                       ========              ========

(1) Subsidiary debt of Foamex L.P., guaranteed by the Company, FMXI, Inc. and Foamex Canada.
(2)  Subsidiary debt of Foamex L.P. and Foamex Capital Corporation.
(3)  Subsidiary debt of Foamex L.P.
(4) Includes $8.6 million and $9.7 million of deferred credits on interest rate swap transactions.

Recent Developments

     On August 15, 2005, the Company notified the trustee of its 13 1/2% Senior Subordinated Notes that it would not remit a principal payment of $51.6 million and an interest payment of $3.5 million that were due on that date. Failure to remit the principal payment puts the Company in default under its 13 1/2% Senior Subordinated Note Indenture and also causes the Company to be in default under its Senior Secured Credit Facility, Secured Term Loan, 10 3/4% Senior Secured Notes, and 9 7/8% Senior Subordinated Notes. The holders of these loans and notes would be entitled to demand immediate payment if the default is not cured.

     The Company is in discussions with a majority in amount of its Senior Secured and Senior Subordinated Note holders with the goal of restructuring its balance sheet by converting a substantial portion of the Company's indebtedness into equity. The balance sheet restructuring may be implemented by means of filing for relief under Chapter 11 of the Bankruptcy Code, possibly through a prearranged plan of reorganization. There can be no assurance that the discussions will be successful and that a consensual plan will be agreed upon.

     On August 14, 2005, the Company executed amendments to its Senior Secured Credit Facility and Secured Term Loan that waive through September 30, 2005 the August 15, 2005 default caused by the Company's failure to remit the principal and interest payments to the 13 1/2% Senior Subordinated Note holders. In addition, the amendments waive compliance with the fixed charge coverage ratio covenant for the quarter ended July 3, 2005 and permit the Company to utilize additional proceeds from the sale of the rubber and felt businesses for working capital and other corporate purposes. If the Company commences a Chapter 11 case, its senior lenders have committed to provide debtor-in-possession facilities, subject to court approval. The lead lenders under the Senior Secured Credit Facility and Secured Term Loan have also agreed to a commitment for exit financing upon the Company's emergence from Chapter 11, subject to certain conditions, including an acceptable plan of reorganization.

     Due to the event of default and the fact that the holders of substantially all of the Company's outstanding debt may demand immediate payment, substantially all of the Company's long-term debt and related debt issuance costs have been classified as current in the accompanying condensed consolidated balance sheet as of July 3, 2005.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

Senior Secured Credit Facility

     The $240.0 million Senior Secured Credit Facility (the "Senior Secured Credit Facility") consists of a revolving credit facility with a maximum availability of $190.0 million and an initial term loan of $50.0 million. The revolving credit facility includes a $50.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable and inventory. At August 19, 2005, Foamex L.P. had total available borrowings of approximately $37.1 million, including $15.0 million that could be borrowed only with consent of the lenders, and letters of credit outstanding of $21.7 million. Borrowings under the term loan are limited to eligible amounts, as defined, of equipment and real estate. Substantially all the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the revolving credit facility and the term loan bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At July 3, 2005, the weighted average interest rates were 7.21% and 7.04% for the revolving loan and the term loan, respectively. The term loan requires quarterly installment payments of approximately $1.8 million, which commenced on September 30, 2003. All borrowings under the Senior Secured Credit Facility will mature on April 30, 2007. The Senior Secured Credit Facility includes both a subjective acceleration clause and a lockbox arrangement which requires all lockbox receipts be used to repay revolving credit borrowings. Accordingly, borrowings under the revolving credit facility are classified as current in the accompanying condensed consolidated balance sheets.

Senior Secured Loan

     The $80.0 million term loan facility (the "Secured Term Loan") will mature on April 1, 2009. Borrowings under this facility bear interest at a rate that is 9.25% plus the greater of the Reference Rate, as defined, or 4.25%. The minimum rate is 13.50% and the rate in effect at July 3, 2005 was 15.50%. Foamex L.P. is subject to a 1.00% facility fee on the initial $80.0 million term loan payable annually on the anniversary date. A minimum funding fee of $0.6 million relating to a commitment under this agreement that has expired has been accrued in the quarter ended July 3, 2005. Borrowings under the Secured Term Loan are collateralized by the same collateral as the Senior Secured Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the Senior Secured Credit Facility and the Secured Term Loan.

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


13 1/2% Senior Subordinated Notes

     The 13 1/2% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation and were due on August 15, 2005. The notes represent uncollateralized general obligations of Foamex L.P. and are subordinated to all Senior Debt, as defined in the Indenture and are pari passu in right of payment to the 9 7/8% Senior Subordinated Notes (described above). See Recent Developments above.

Industrial Revenue Bonds ("IRBs")

     IRB debt includes a $1.0 million bond that matures on October 1, 2005 and a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At July 3, 2005, the interest rate was 3.32% on the $1.0 million bond and 2.42% on the $6.0 million bond. The maximum interest rate for either of the IRBs is 15.0% per annum. If Foamex L.P. exercises its option to convert the bonds to a fixed interest rate structure, the IRBs are redeemable at the option of the bondholders. In addition, at any time prior to conversion to a fixed interest rate structure, bondholders upon notice to the bond trustee and the remarketing agent may place the bonds for sale. If the remarketing agent is not successful in reselling the bonds before settlement is due on bonds placed for sale, the bond trustee may draw on a letter of credit issued under the Senior Secured Credit Facility to repay the bondholder for the bonds placed for sale until the bonds can be resold by the remarketing agent. Pursuant to this arrangement, the IRBs have been classified as current in the accompanying condensed consolidated balance sheets at July 3, 2005 and January 2, 2005. The obligations are collateralized by certain properties, which have an approximate net carrying value of $10.7 million at July 3, 2005.

Other

     Other debt includes a non-interest bearing promissory note with a principal amount of $0.9 million issued in connection with increasing the Company's interest in an Asian joint venture to 70.0% in 2001. The promissory note which matures on December 1, 2005 had unamortized discount of less than $0.1 million at July 3, 2005.

Debt Covenants

     The indentures and other indebtedness agreements contain certain covenants that limit, among other things, the ability of the Company's subsidiaries (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interests, as defined, (iv) to merge, consolidate or sell all or substantially all of its assets, or (v) to enter into certain transactions with affiliates or related persons. In addition, certain agreements contain provisions that, in the event of a defined

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.   LONG-TERM DEBT AND REVOLVING CREDIT BORROWINGS (continued)

change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holder. Under the most restrictive of the distribution restrictions, the Company could be paid by its subsidiaries, as of July 3, 2005, funds only to the extent to enable the Company to meet its tax payment liabilities and its normal operating expenses of up to $1.5 million annually, so long as no default or event of default has occurred.

     Under the Senior Secured Credit Facility and the Secured Term Loan, Foamex L.P. is subject to a minimum fixed charge coverage ratio, as defined, of 0.65 for the two quarters ended July 3, 2005. Foamex L.P.'s actual fixed charge coverage ratio for this period was 0.60. As discussed above, compliance with the minimum fixed charge ratio covenant was waived for the quarter ended July 3, 2005 in conjunction with an amendment executed on August 14, 2005. Foamex L.P. is also subject to a maximum annual capital expenditure amount which is $46.8 million for the year ending January 1, 2006.

Maturities of Long-Term Debt

     Scheduled maturities of long-term debt as of July 3, 2005 are shown below (thousands):

     Two quarters ending January 1, 2006                      $ 57,086  (a)
     2006                                                        7,164
     2007                                                      285,841
     2008                                                            -
     2009                                                      380,000
     Thereafter                                                  6,000
                                                              --------
                                                               736,091
     Unamortized debt premium/discount and
        fair value adjustment, net                               8,666
                                                              --------
     Total                                                    $744,757
                                                              ========

(a)  Includes  a  $51.6  million   principal  payment  on  the  13  1/2%  Senior
     Subordinated Notes due August 15, 2005 on which the Company has defaulted. See Recent Developments.

8.   RETIREE BENEFIT PLANS

     Components of net periodic pension benefit cost are listed below:

                                                              Quarters Ended             Two Quarters Ended
                                                         ------------------------       -----------------------
                                                         July 3,         June 27,       July 3,        June 27,
                                                          2005             2004          2005            2004
                                                         -------         --------       -------        --------
                                                                              (thousands)
     Service cost                                        $1,348          $  950         $2,690         $2,220
     Interest cost                                        1,959           1,869          3,901          3,671
     Expected return on plan assets                      (1,953)         (1,696)        (3,909)        (3,394)
     Amortization of transition assets                      (18)            (19)           (37)           (37)
     Amortization of prior service benefit                  (28)            (28)           (56)           (55)
     Amortization of net loss                               780             657          1,572          1,361
                                                         ------          ------         ------         ------
     Net periodic pension benefit cost                   $2,088          $1,733         $4,161         $3,766
                                                         ======          ======         ======         ======

     During the quarter and two quarters ended July 3, 2005, the Company contributed $2.0 million and $3.4 million, respectively, to its pension plans. The Company anticipates total pension plan contributions of $7.4 million in 2005 and $12-16 million for 2006 as it will be required to make an accelerated funding contribution for 2006 to comply with requirements for underfunded plans. This estimated range of contributions may change materially depending on the resolution of certain proposed legislation now before the U.S. Congress.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.   INCOME TAXES

     The benefit for income taxes for the quarter and two quarters ended July 3, 2005 relates solely to foreign subsidiaries as tax benefits associated with losses from U.S. operations are fully reserved through a tax valuation allowance.

     The benefit for income taxes for the two quarters ended June 27, 2004 was based on the forecasted annual rate for 2004 applied to the loss for the two quarters ended June 27, 2004.

10.  COMPREHENSIVE INCOME (LOSS)

     Components of comprehensive income (loss) are listed below.

                                                            Quarters Ended                Two Quarters Ended
                                                      --------------------------       ------------------------
                                                       July 3,          June 27,        July 3,        June 27,
                                                        2005              2004           2005            2004
                                                      --------          --------       ---------       --------
                                                                                (thousands)
     Net loss                                         $(14,666)         $(2,617)       $(25,520)       $(4,732)
     Foreign currency translation adjustments              191             (570)            (60)          (770)
                                                      --------          -------        --------        -------
     Total comprehensive loss                         $(14,475)         $(3,187)       $(25,580)       $(5,502)
                                                      ========          =======        ========        =======

11.  SEGMENT RESULTS

     Foam  Products  manufactures  and  markets  cushioning  foams for  bedding, furniture, packaging and health care applications and foam-based consumer products, such as mattress pads and children's furniture. Carpet Cushion
Products manufactures and distributes rebond and prime carpet padding. Automotive Products supplies foam products and laminates to major tier one suppliers and original equipment manufacturers. Technical Products manufactures and markets reticulated foams and other specialty foams for reservoiring, filtration, gasketing and sealing applications. The "Other" column in the table below represents certain manufacturing and fabrication operations in Mexico City, corporate expenses not allocated to other business segments and restructuring, impairment and other charges (credits).

     Segment results are presented below.

                                                   Carpet
                                         Foam      Cushion     Automotive     Technical
                                       Products    Products     Products       Products     Other        Total
                                       --------    --------    ----------     ----------   ---------    ---------
                                                                   (thousands)
Quarter ended July 3, 2005
--------------------------
Net sales                              $148,610     $45,484     $ 89,615       $29,007     $  4,495     $317,211
Income (loss) from operations          $  3,555     $   397     $  5,611       $ 6,288     $(41,884)    $(26,033)
Depreciation and amortization          $  1,832     $ 1,016     $    752       $   575     $  1,340     $  5,515

Quarter ended June 27, 2004
---------------------------
Net sales                              $126,089     $53,596     $ 96,620       $31,253     $  6,582     $314,140
Income (loss) from operations          $ 12,332     $ 3,428     $  7,991       $ 8,458     $(15,551)    $ 16,658
Depreciation and amortization          $  2,525     $   717     $    639       $   678     $  1,285     $  5,844

Two quarters ended July 3, 2005
-------------------------------
Net sales                              $304,830     $92,040     $176,770       $62,207     $ 14,034     $649,881
Income (loss) from operations          $ 14,004     $(1,718)    $ 10,460       $15,223     $(54,299)    $(16,330)
Depreciation and amortization          $  3,667     $ 1,618     $  1,491       $ 1,156     $  2,784     $ 10,716




                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11.  SEGMENT RESULTS (continued)

                                                   Carpet
                                         Foam      Cushion     Automotive     Technical
                                       Products    Products     Products       Products     Other        Total
                                       --------    --------    ----------     ----------   ---------    ---------
                                                                   (thousands)
Two quarters ended June 27, 2004
--------------------------------
Net sales                              $260,484     $99,694     $190,620       $62,340     $ 14,620     $627,758
Income (loss) from operations          $ 28,612     $ 4,731     $ 13,014       $17,314     $(33,767)    $ 29,904
Depreciation and amortization          $  5,341     $ 1,491     $  1,266       $ 1,391     $  2,721     $ 12,210

12.    COMMITMENTS AND CONTINGENCIES

Litigation and Claims

     The Company is a party to various lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on the Company's financial position or results of operations. If management's assessment of the Company's liability relating to these actions is incorrect, these actions could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

     The Company accrues liabilities for claims when it becomes probable that payment will be made and when an amount can be reasonably estimated. During the quarter and two quarters ended July 3, 2005, the Company has recorded charges of $4.2 million and $4.6 million, respectively, for several claims including product quality issues and the bankruptcy of a major provider of manufacturing supplies.

     As of July 3, 2005, the Company had accrued $0.5 million for litigation and $4.8 million for customer and vendor claims in addition to the environmental matters discussed below.

Environmental and Health and Safety

     The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of July 3, 2005, the Company had accruals of approximately $2.0 million for environmental matters, including approximately $1.7 million related to remediating and monitoring soil and groundwater contamination and approximately $0.3 million related to sites where the Company has been designated as a Potentially Responsible Party or "PRP" and other matters. Additional losses, if any, in excess of amounts currently accrued, cannot be reasonably estimated at this time. If there are additional matters or if current estimates are incorrect, there could be a material adverse effect on the Company's financial position, results of operations and cash flows.

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

13.  SUBSEQUENT EVENT

     On August 2, 2005, the Company sold its joint venture interest in AS Univa for approximately $0.9 million in cash. The amount received approximated the carrying value of the Company's investment.

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

Recent Developments

     On August 15, 2005, we notified the trustee of our 13 1/2% Senior Subordinated Notes that we would not remit a principal payment of $51.6 million and an interest payment of $3.5 million that were due on that date. Failure to remit the principal payment puts us in default under our 13 1/2% Senior Subordinated Note Indenture and also causes us to be in default under our Senior Secured Credit Facility, Secured Term Loan, 10 3/4% Senior Secured Notes, and 9 7/8% Senior Subordinated Notes. The holders of these loans and notes would be entitled to demand immediate payment if the default is not cured.

     We are in discussions with a majority in amount of our Senior Secured and Senior Subordinated Note holders with the goal of restructuring our balance sheet by converting a substantial portion of our indebtedness into equity. The balance sheet restructuring may be implemented by means of filing for relief under Chapter 11 of the Bankruptcy Code, possibly through a prearranged plan of reorganization. There can be no assurance that the discussions will be successful and that a consensual plan will be agreed upon.

     On August 14, 2005, we executed amendments to our Senior Secured Credit Facility and Secured Term Loan that waive through September 30, 2005 the August 15, 2005 default caused by our failure to remit the principal and interest payments to the 13 1/2% Senior Subordinated Note holders. In addition, the amendments waive compliance with the fixed charge coverage ratio covenant for the quarter ended July 3, 2005 and permit us to utilize additional proceeds from the sale of the rubber and felt businesses for working capital and other corporate purposes. If we commence a Chapter 11 case, our senior lenders have committed to provide debtor-in-possession facilities, subject to court approval. The lead lenders under the Senior Secured Credit Facility and Secured Term Loan have also agreed to a commitment for exit financing upon our emergence from Chapter 11, subject to certain conditions, including an acceptable plan of reorganization.

     Due to the event of default and the fact that the holders of substantially all of our outstanding debt may demand immediate payment, substantially all of our long-term debt and related debt issuance costs have been classified as current in the accompanying condensed consolidated balance sheet as of July 3, 2005.

     We continue to evaluate certain operational restructuring opportunities including but not limited to the sale of certain non core assets and other cost savings initiatives which may include operational consolidations and other cost savings opportunities.

     On  August  22,  2005,  we were  notified  by  Nasdaq  that we were  not in compliance with Marketplace Rule 4450(b)(3) because our common stock had not maintained a minimum market value of publicly held shares of $15.0 million for the previous 30 consecutive trading days. We have until November 21, 2005 to regain compliance which will occur if the minimum market value of publicly held shares is at least $15.0 million for 10 consecutive trading days. If compliance is not demonstrated by November 21, 2005, Nasdaq will provide written notification that our securities will be delisted. The determination would be subject to appeal.

     On August 23, 2005, we were notified by Nasdaq that we were not in compliance with Marketplace Rule 4450(a)(5) because our common stock has closed below the minimum $1.00 per share requirement for the previous 30 consecutive trading days. We have until February 21, 2006 to regain compliance which will occur if our common stock closes at $1.00 per share or higher for at least 10 consecutive trading days. If compliance is not demonstrated

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

by February 21, 2006, Nasdaq will provide written notification that our securities will be delisted. The determination would be subject to appeal.

     We will be included on the list of non-compliant Nasdaq companies posted on the Nasdaq web site beginning on August 29, 2005.

     In addition, on August 23, 2005, we were notified by Nasdaq that we were not in compliance with Marketplace Rule 4310(c)(14) since our Form 10-Q for the period ended July 3, 2005 had not been received. Our securities could be delisted on September 1, 2005 if the Form 10-Q was not received before that date and certain other procedural requirements met.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JULY 3, 2005 COMPARED TO THE QUARTER ENDED JUNE 27, 2004

                                                   Carpet
                                         Foam      Cushion     Automotive     Technical
                                       Products    Products     Products       Products     Other        Total
                                       --------    --------    ----------     ----------   ---------    ---------
                                                                   (thousands)
Quarter ended July 3, 2005
--------------------------
Net sales                              $148,610    $45,484      $89,615        $29,007     $  4,495     $317,211
Income (loss) from operations          $  3,555    $   397      $ 5,611        $ 6,288     $(41,884)    $(26,033)
Depreciation and amortization          $  1,832    $ 1,016      $   752        $   575     $  1,340     $  5,515
Income (loss) from operations
   as a percentage of net sales             2.4%       0.9%         6.3%          21.7%        n.m.*        (8.2)%

Quarter ended June 27, 2004
---------------------------
Net sales                              $126,089    $53,596      $96,620        $31,253     $  6,582     $314,140
Income (loss) from operations          $ 12,332    $ 3,428      $ 7,991        $ 8,458     $(15,551)    $ 16,658
Depreciation and amortization          $  2,525    $   717      $   639        $   678     $  1,285     $  5,844
Income (loss) from operations
   as a percentage of net sales             9.8%       6.4%         8.3%          27.1%       n.m.*          5.3%

* not meaningful

Income from Operations

     Net sales for the quarter ended July 3, 2005 increased 1% to $317.2 million from $314.1 million in the quarter ended June 27, 2004. Higher prices in the Foam Products segment were largely offset by lower volume in all operating segments. Competitive pressures cause us to lose some of our volume, particularly in the commodity portion of our business, whenever selling price increases are implemented. Net sales from the rubber and felt carpet cushion businesses sold on April 29, 2005 were $6.6 million greater in the 2004 quarter than in the 2005 quarter.

     Gross profit was $20.6 million, or 6.5% of net sales, in the quarter ended July 3, 2005 compared to $40.2 million, or 12.8% of net sales, in the 2004 quarter. We have been only partially successful in the timely execution of customer price increases to offset chemical raw material cost increases of approximately 35% since the second quarter of 2004 due to time lags and because of pricing pressures from competitors, particularly in Foam Products.

     Loss from operations for the quarter ended July 3, 2005 was $26.0 million, or 8.2% of net sales, which compared to income from operations of $16.7 million, or 5.3% of net sales, reported in the 2004 period. The $19.6 million decline in gross profit and impairment charges of $24.0 million were the main factors in generating the large operating loss. Restructuring charges were $0.7 million in the 2005 quarter and $1.7 million in the 2004 quarter. Restructuring charges are discussed under "Other" below.

     Foam Products

     Foam Products net sales for the quarter ended July 3, 2005 increased 18% to $148.6 million from $126.1 million in the 2004 period primarily due to increased specialty products volume and higher prices partially offset by lower commodity products volume. Income from operations decreased 71%, to $3.6 million in the quarter ended July 3, 2005 from $12.3 million in the 2004 period principally as a result of higher raw material costs that could not be fully recovered and $3.0 million for a customer product quality claim. Income from operations was 2.4% of net sales in 2005, down from 9.8% in 2004.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the quarter ended July 3, 2005 decreased 15% to $45.5 million from $53.6 million in the 2004 period primarily due to the sale of the rubber and felt businesses on April 29, 2005. Income from operations was $0.4 million in the quarter ended July 3, 2005 compared to $3.4 million in the 2004 period primarily due to higher raw material and manufacturing costs, and lower volume. Income from operations was 0.9% of net sales in 2005 and 6.4% of net sales in 2004.

     Automotive Products

     Automotive Products net sales for the quarter ended July 3, 2005 decreased 7% to $89.6 million from $96.6 million in the 2004 period. The decline was due to lower volume from soft industry demand. Income from operations of $5.6 million was down $2.4 million, or 30%, from the 2004 period primarily due to lower volume and higher raw material and operating costs. Income from operations was 6.3% of net sales in 2005 and income from operations was 8.3% of net sales in 2004.

     Technical Products

     Technical Products net sales for the quarter ended July 3, 2005 decreased 7% to $29.0 million from $31.3 million in the 2004 period, primarily due to lower volumes including inventory level adjustments by certain large customers, partially offset by selling price increases. Income from operations was down 26% to $6.3 million from $8.5 million in the 2004 period primarily as a result of lower volumes of high margin products and higher raw material costs. Income from operations was 21.7% of net sales in 2005 compared to 27.1% of net sales in 2004.

     Other

     Other primarily consists of certain manufacturing and fabrication operations in Mexico City, corporate expenses not allocated to business segments and restructuring and impairment charges. The decrease in net sales of 32% associated with this segment resulted from our Mexico City operations. The loss from operations was $41.9 million in 2005, including $24.0 million of impairment charges, and $15.6 million in 2004.

     During the quarter ended July 3, 2005, we recorded restructuring charges of $0.7 million primarily related to the elimination of 14 sales, administrative and operating positions in the carpet cushion business. During the quarter ended June 27, 2004, we recorded $1.7 million in restructuring charges primarily due to a lease termination and asset write offs to close our New York office.

     Gain on Sale of Businesses

     On April 29, 2005, the Company sold its rubber and felt carpet cushion businesses consisting principally of property, plant and equipment located at Cape Girardeau, MO and Newton, NC, inventories and related goodwill to Leggett & Platt, Incorporated for net cash proceeds of $38.7 million. The property, plant and equipment, inventories and related goodwill had carrying values of $3.2 million, $2.8 million and $2.5 million, respectively. The net gain of $29.7 million, on which there is no tax impact, has been reflected on the accompanying condensed consolidated statements of operations for the quarter and two quarters ended July 3, 2005. The rubber and felt carpet cushion

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

businesses provided approximately $41.3 million and $4.5 million of net sales and gross profit, respectively, in the year ended January 2, 2005.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $20.3 million in the quarter ended July 3, 2005, which represented a 9% increase from the 2004 period expense of $18.6 million reflecting higher average interest rates.

     Other Income (Expense), Net

     Other income, net was $0.2 million for the quarter ended July 3, 2005 compared to other expense, net of $0.7 million for the quarter ended June 27, 2004. The 2004 period included $0.6 million of foreign currency transaction losses.

     Benefit for Income Taxes

     The benefit for income taxes for the quarter ended July 3, 2005 relates solely to foreign subsidiaries as tax benefits associated with losses from U.S. operations are fully reserved through a tax valuation allowance.


     The benefit for income taxes was revised during the quarter ended June 27, 2004, to reflect an updated annual forecast. Based on the revised forecast, the annual estimated benefit for income taxes was lower compared to the estimate from the first quarter of 2004. Consequently, the income tax benefit for the quarter ended June 27, 2004, includes this adjustment.

RESULTS OF OPERATIONS FOR THE TWO QUARTERS ENDED JULY 3, 2005 COMPARED TO THE TWO QUARTERS ENDED JUNE 27, 2004

                                                   Carpet
                                         Foam      Cushion     Automotive     Technical
                                       Products    Products     Products       Products     Other        Total
                                       --------    --------    ----------     ----------   ---------    ---------
                                                                   (thousands)
Two Quarters ended July 3, 2005
Net sales                              $304,830    $92,040      $176,770       $62,207     $ 14,034     $649,881
Income (loss) from operations          $ 14,004    $(1,718)     $ 10,460       $15,223     $(54,299)    $(16,330)
Depreciation and amortization          $  3,667    $ 1,618      $  1,491       $ 1,156     $  2,784     $ 10,716
Income (loss) from operations
   as a percentage of net sales             4.6%      (1.9)%         5.9%         24.5%        n.m.*        (2.5)%

Two Quarters ended June 27, 2004
Net sales                              $260,484    $99,694      $190,620       $62,340     $ 14,620     $627,758
Income (loss) from operations          $ 28,612    $ 4,731      $ 13,014       $17,314     $(33,767)    $ 29,904
Depreciation and amortization          $  5,341    $ 1,491      $  1,266       $ 1,391     $  2,721     $ 12,210
Income (loss) from operations
   as a percentage of net sales            11.0%       4.7%          6.8%         27.8%        n.m.*         4.8%

* not meaningful

Income from Operations

     Net sales for the two quarters ended July 3, 2005 increased 4% to $649.9 million from $627.8 million in the two quarters ended July 27, 2004. Higher prices in Foam Products offset lower volume in all operating segments. Competitive pressures cause us to lose some of our volume, particularly in the commodity portion of our business,

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

whenever selling price increases are implemented. Net sales from the rubber and felt carpet cushion businesses sold on April 29, 2005 were $6.2 million greater in the 2004 period than in the 2005 period.

     Gross profit was $48.3 million, or 7.4% of net sales, in the two quarters ended July 3, 2005 compared to $79.9 million, or 12.7% of net sales, in the 2004 period. We have been only partially successful in the timely execution of customer price increases to offset chemical raw material cost increases of approximately 35% since the first half of 2004 due to time lags and because of pricing pressure from competitors particularly in foam products.

     Loss from operations for the two quarters ended July 3, 2005 was $16.3 million, or 2.5% of net sales, compared to income from operations of $29.9 million, or 4.8% of net sales, reported during the 2004 period. The $31.6 million decline in gross profit was partially offset by lower selling, general and administrative expenses which decreased by $7.8 million, or 16%, principally due to lower bad debt expense, professional fees and employee costs. The 2004 period included a $3.7 million charge to bad debt expense as a result of a customer bankruptcy. The 2005 period includes impairment charges of $24.0 million. Results include net restructuring charges of $0.7 million in 2005 and $2.2 million in 2004. Restructuring items are discussed under "Other" below.

     Foam Products

     Foam Products net sales for the two quarters ended July 3, 2005 increased 17% to $304.8 million from $260.5 million in the 2004 period primarily due to increased specialty products volume and higher prices partially offset by lower commodity products volume. Income from operations decreased 51% to $14.0 million in the two quarters ended July 3, 2005 from $28.6 million in the 2004 period principally as a result of higher raw material costs that could not be fully recovered and $3.0 million for a customer product quality claim. Income from operations was 4.6% of net sales in 2005, down from 11.0% of net sales in 2004.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the two quarters ended July 3, 2005 decreased 8% to $92.0 million from $99.7 million in the 2004 period principally due to the sale of the rubber and felt businesses on April 29, 2005. Loss from operations was $1.7 million in the two quarters ended July 3, 2005 compared to income from operations of $4.7 million in the 2004 period due primarily to higher raw material and manufacturing costs and lower volume. Loss from operations was 1.9% of net sales in 2005 and income from operations was 4.7% of net sales in 2004.

     Automotive Products

     Automotive Products net sales for the two quarters ended July 3, 2005 decreased 7% to $176.8 million from $190.6 million in the 2004 period primarily as a result of soft industry demand. Income from operations of $10.5 million was down $2.5 million, or 20%, compared to the 2004 period primarily due to lower volume and higher raw material costs. Income from operations was 5.9% of net sales in 2005 and income from operations was 6.8% of net sales in 2004.

     Technical Products

     Technical Products net sales for the two quarters ended July 3, 2005 were flat at $62.2 million from $62.3 million in the 2004 period as selling price increases were offset by lower volume including inventory level adjustments by certain large customers. Income from operations decreased 12% to $15.2 million in the 2005 period compared to $17.3 million in the 2004 period primarily due to lower volume of higher margin products and higher raw material costs. Income from operations was 24.5% of net sales in 2005 compared to 27.8% of net sales in 2004.

     Other

     Other  primarily   consists  of  certain   manufacturing   and  fabrication
operations in Mexico City, corporate expenses not allocated to business segments and restructuring and impairment charges. The decrease in net sales of

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

4% associated with this segment resulted from our Mexico City operations. The loss from operations was $54.3 million in the two quarters ended July 3, 2005, including $24.0 million of impairment charges, and $33.8 million in the two quarters ended June 27, 2004, which included restructuring items discussed below.

     During the two quarters ended July 3, 2005, we recorded restructuring charges of $0.7 million primarily related to the elimination of 14 sales, administrative and operating positions in the carpet cushion business. During the two quarters ended June 27, 2004, we recorded restructuring charges of $2.2 million primarily due to a lease termination and asset write offs to close our New York office.

     Gain on Sale of Businesses

     On April 29, 2005, the Company sold its rubber and felt carpet cushion businesses consisting principally of property, plant and equipment located at Cape Girardeau, MO and Newton, NC, inventories and related goodwill to Leggett & Platt, Incorporated for net cash proceeds of $38.7 million. The property, plant and equipment, inventories and related goodwill had carrying values of $3.2 million, $2.8 million and $2.5 million, respectively. The net gain of $29.7 million, on which there is no tax impact, has been reflected on the accompanying condensed consolidated statements of operations for the quarter and two quarters ended July 3, 2005. The rubber and felt carpet cushion businesses provided approximately $41.3 million and $4.5 million of net sales and gross profit, respectively, in the year ended January 2, 2005.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $40.3 million in the two quarters ended July 3, 2005, which represented an 8% increase from the 2004 period expense of $37.2 million reflecting higher average interest rates.

     Other Income (Expense), Net

     Other expense, net was $0.8 million for the two quarters ended July 3, 2005 compared to other income, net of $0.3 million for the two quarters ended June 27, 2004. The 2005 period included $0.8 million of fees in connection with amendments to our credit agreements.

     Benefit for Income Taxes

     The benefit for income taxes for the two quarters ended July 3, 2005 relates solely to foreign subsidiaries as tax benefits associated with losses from U.S. operations are fully reserved through a tax valuation allowance.

     The benefit for income taxes for the two quarters ended June 27, 2004 was based on the forecasted annual rate for 2004 applied to the loss for the two quarters ended June 27, 2004.

     LIQUIDITY AND CAPITAL RESOURCES

     Recent Developments

     On August 15, 2005, we notified the trustee of our 13 1/2% Senior Subordinated Notes that we would not remit a principal payment of $51.6 million and an interest payment of $3.5 million that were due on that date. Failure to remit the principal payment puts us in default under our 13 1/2% Senior Subordinated Note Indenture and also causes us to be in default under our Senior Secured Credit Facility, Secured Term Loan, 10 3/4% Senior Secured Notes, and 9 7/8% Senior Subordinated Notes. The holders of these loans and notes would be entitled to demand immediate payment if the default is not cured.

     We are in discussions with a majority in amount of our Senior Secured and Senior Subordinated Note holders with the goal of restructuring our balance sheet by converting a substantial portion of our indebtedness into equity. The balance sheet restructuring may be implemented by means of filing for relief under Chapter 11 of the Bankruptcy

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Code, possibly through a prearranged plan of reorganization. There can be no assurance that the discussions will be successful and that a consensual plan will be agreed upon.

     On August 14, 2005, we executed amendments to our Senior Secured Credit Facility and Secured Term Loan that waive through September 30, 2005 the August 15, 2005 default caused by the Company's failure to remit the principal and interest payments to the 13 1/2% Senior Subordinated Note holders. In addition, the amendments waive compliance with the fixed charge coverage ratio covenant for the quarter ended July 3, 2005 and permit us to utilize additional proceeds from the sale of the rubber and felt businesses for working capital and other corporate purposes. If we commence a Chapter 11 case, our senior lenders have committed to provide debtor-in-possession facilities, subject to court approval. The lead lender under the Senior Secured Credit Facility has also agreed to a commitment for exit financing upon our emergence from Chapter 11, subject to certain conditions, including an acceptable plan of reorganization.

     Due to the event of default and the fact that the holders of substantially all of our outstanding debt may demand immediate payment, substantially all of our long-term debt and related debt issuance costs have been classified as current in the accompanying condensed consolidated balance sheet as of July 3, 2005.

     Our operations are conducted through our wholly-owned subsidiary, Foamex L.P. Our liquidity requirements consist primarily of the operating cash requirements of Foamex L.P.

     Foamex L.P.'s liquidity requirements consist principally of accounts receivable, inventory and accounts payable, scheduled payments of interest and principal on outstanding indebtedness, capital expenditures and employee benefit plans. Historically, cash flow from Foamex L.P.'s operating activities, cash on hand and periodic borrowings under its credit agreements have been adequate to meet Foamex L.P.'s operating liquidity requirements. However, as discussed in Recent Developments, cash required for debt service (principal and interest payments) will be completely dependent on the outcome of current discussions regarding the restructuring of Foamex L.P.'s debt. In addition, we will continue to explore potential sales of non-strategic assets during this period.

     Total debt and revolving credit borrowings at July 3, 2005 were $744.8 million, down $5.7 million from January 2, 2005. As of August 19, 2005, there were $116.2 million of revolving credit borrowings under the Senior Secured Credit Facility with $37.1 million available for borrowings, including $15.0 million that could be borrowed only with consent of the lenders, and $21.7 million of letters of credit outstanding. Revolving credit borrowings reflect working capital requirements.

     Cash and cash equivalents were $5.1 million at July 3, 2005 compared to $5.4 million at January 2, 2005. We reclassified substantially all of our long-term debt and related debt issuance costs to current as a result of the payment default discussed above. As a result, working capital at July 3, 2005 was a negative $594.0 million compared to working capital at January 2, 2005 of a negative $57.1 million.

     The Senior Secured Credit Facility consists of a revolving credit facility with a maximum availability of $190.0 million and an initial term loan of $50.0 million. The revolving credit facility includes a $50.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable and inventory. Borrowings under the term loan are limited to eligible amounts, as defined, of equipment and real estate. Substantially all the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the revolving credit facility and the term loan bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At July 3, 2005, the weighted average interest rates were 7.21% and 7.04% for the revolving loan and the term loan, respectively. The term loan requires quarterly installment payments of approximately $1.8 million. All borrowings under the Senior Secured Credit Facility will mature on April 30, 2007.

     The Secured Term Loan will mature on April 1, 2009. Borrowings under this facility bear interest at a rate that is 9.25% plus the greater of the Reference Rate, as defined, or 4.25%. The minimum rate is 13.50% and the rate in effect at July 3, 2005 was 15.50%. In addition, a 1.00% facility fee on the initial $80.0 million loan is payable

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

annually on the anniversary date. Borrowings under the Secured Term Loan are collateralized by the same collateral as the Senior Secured Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the Senior Secured Credit Facility and the Secured Term Loan.

     Under the Senior Secured Credit Facility and the Secured Term Loan, Foamex L.P. is subject to a minimum fixed charge coverage ratio, as defined, of 0.65 for the two quarters ended July 3, 2005. Foamex L.P.'s actual fixed charge coverage ratio for this period was 0.60. Compliance with the minimum fixed charge coverage ratio covenant was waived for the quarter ended July 3, 2005 in conjunction with the amendments executed on August 14, 2005. Foamex L.P. is also subject to a maximum annual capital expenditure amount, which is $46.8 million for the year ending January 1, 2006.

     Our 13 1/2% Senior Subordinated Notes with a face value of $51.6 million plus accrued and unpaid interest of $3.5 million were due on August 15, 2005. See Recent Developments above.

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

     We contributed $3.4 million to our pension plans during the two quarters ended July 3, 2005. We anticipate total pension plan contributions of $7.4 million in 2005 and $12-16 million for 2006 as we will be required to make an accelerated funding contribution for 2006 to comply with requirements for underfunded plans. The estimated range of contributions may change materially depending on the resolution of certain proposed legislation now before the U.S. Congress.

     Cash Flow from Operating Activities

     Cash used for operating activities in the two quarters ended July 3, 2005 was $33.5 million compared to $10.7 million in the two quarters ended June 27, 2004. This is primarily due to the increased loss from operations during the 2005 period along with higher accounts receivable at July 3, 2005 on increased sales. This was partially offset by higher accounts payable used to fund our raw material purchases and other operating costs.

     Cash Flow from Investing Activities

     Investing activities provided $36.0 million for the two quarters ended July 3, 2005. Proceeds from the sale of the rubber and felt businesses were $38.7 million. Cash requirements included capital expenditures of $2.2 million and capitalized software development costs of $0.7 million. In the two quarters ended June 27, 2004, cash used for investing activities was $2.5 million. Cash requirements included capital expenditures of $3.1 million and capitalized software development costs of $1.6 million. These uses were partially offset by proceeds from asset disposals of $2.2 million.

     Cash Flow from Financing Activities

     Cash used by financing activities was $2.8 million for the two quarters ended July 3, 2005 and consisted principally of payments of the term loan under the Senior Secured Credit Facility and capitalized debt issuance costs of $1.3 million partially offset by an increase in cash overdrafts.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Cash provided by financing activities was $11.3 million for the two quarters ended June 27, 2004 and consisted principally of $19.1 million of revolving credit borrowings partially offset by scheduled payments of the term loan under the Senior Secured Credit Facility and the net proceeds from certain asset sales used to make an additional payment on the Term Loan as required under the facility.

     Contractual Obligations

     During the two quarters  ended July 3, 2005,  except as discussed in Recent
Developments   above,   there  were  no  material  changes  in  our  contractual
obligations outside of the ordinary course of business.

     Off Balance Sheet Financing

     We have no off balance sheet financing arrangements.

     Environmental Matters

     We are subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with our compliance with such laws and regulations did not have a material adverse effect on our operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded in connection with environmental matters as of July 3, 2005 was $2.0 million. Although it is possible that new information or future developments could require us to reassess our potential exposure to all pending environmental matters, including those described in Note 12 to our condensed consolidated financial statements, we believe that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on our operations, financial position, capital expenditures or competitive position.

     Market Risk

     We have debt securities with variable interest rates subject to market risk for changes in interest rates. On July 3, 2005, indebtedness with variable interest rates aggregated $235.1 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $2.4 million.

     The two principal chemicals used in the manufacturing of flexible polyurethane foam are toluene diisocyanate, or "TDI," and polyol. The prices of TDI and polyol are influenced by demand, manufacturing capacity and crude oil and natural gas prices. We attempt to offset raw material price increases through selling price increases and manufacturing process efficiencies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See the "Market Risk" section under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses identified in Management's Annual Report on Internal Control Over Financial Reporting included in our Form 10-K/A filed with the Securities and Exchange Commission on May 2, 2005 (the "Management Report"), our disclosure controls and procedures as of the end of the period covered by this report were not effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is
(i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

(b)  Changes in Internal Control over Financial Reporting

     During the quarter ended July 3, 2005, we continued to strengthen our internal controls in the following areas.

     Non-Routine Transactions and Significant Agreements. As previously disclosed, we determined that we did not have adequate controls in place to ensure the proper accounting for non-routine transactions such as the establishment of a valuation allowance on our deferred tax assets and significant agreements. This issue continues to be addressed through further implementation of comprehensive review processes and procedures for non-routine transactions and significant agreements to ensure more robust reviews and proper accounting. We have hired additional personnel in our internal audit function and intend to hire additional personnel in our accounting function.

     We were the subject of an informal inquiry by the SEC relating to our internal controls. On July 11, 2005, we consented to the entry of an order by the SEC requiring us to cease and desist from committing or causing any violations of the books and records, internal control and reporting provisions of the Securities Exchange Act of 1934, as well as quarterly reporting regulations under that act. The order also requires us to undertake a process, with the assistance of a special consultant, to remediate any material weakness or significant deficiency in our internal control over financial reporting identified by us or our auditors. The special consultant has been retained and commenced its work in July 2005. The special consultant will be issuing reports to our Audit Committee and the SEC as required by the order.

     Our Chief Accounting Officer resigned to accept another opportunity, effective July 15, 2005. We have hired an Interim Chief Accounting Officer effective July 25, 2005. Other than as described above, no change in our internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

          The Company held its Annual Meeting of Stockholders on May 19, 2005. Listed below is a summary of the proposals voted on.

          Election of Directors

          All eight of the nominees for director received the votes necessary for election to serve for one-year term or until their successors have been duly elected and qualified.

                 Director                   For           Withhold Authority
          ---------------------        ----------         ------------------
          Raymond E. Mabus, Jr.        23,116,096              407,033
          Robert J. Hay                23,091,587              431,542
          S. Dennis N. Belcher         23,093,244              429,885
          Thomas E. Chorman            23,180,210              342,919
          John C. Culver               23,169,292              353,837
          Thomas M. Hudgins            22,433,623            1,089,506
          David A. Lieberman           22,432,368            1,090,761
          Raul Valdes-Fauli            22,428,673            1,094,456

          Selection of KPMG LLP as Independent Accountants

          Stockholders approved the ratification of KPMG LLP as independent accountants for the year ending January 1, 2006.

              For                 Against                 Abstentions
           ----------             -------                 -----------
           23,439,970              72,975                    10,184

Item 6.   Exhibits.

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


                                           FOAMEX INTERNATIONAL INC.

Date:  August 25, 2005                     By:   /s/ K. Douglas Ralph
                                                 ----------------------------
                                                 K. Douglas Ralph
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Duly Authorized Officer and
                                                 Principal Financial Officer)