Form 10-Q
period 2005-10-02
FOAMEX INTERNATIONAL INC
filed 2005-11-21
CIK 912908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 2, 2005

                         Commission file number 0-22624


                            FOAMEX INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)
                             (Debtor-in-Possession)


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
YES   X    NO
    -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
YES   X    NO
    -----    -----

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.
YES       NO   X
    ----    ------

The number of shares of the registrant's common stock outstanding as of November 7, 2005 was 24,509,728.

                            FOAMEX INTERNATIONAL INC.

                                      INDEX

                                                                                                               Page
Part I.  Financial Information

         Item 1.  Financial Statements (unaudited).
              Condensed Consolidated Statements of Operations - Quarters and Three Quarters Ended
                October 2, 2005 and September 26, 2004                                                           3

              Condensed Consolidated Balance Sheets as of October 2, 2005 and
                January 2, 2005                                                                                  4

              Condensed Consolidated Statements of Cash Flows - Three Quarters Ended
                October 2, 2005 and September 26, 2004                                                           5

              Notes to Condensed Consolidated Financial Statements                                               6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.                                                                                21

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                   29

         Item 4.  Controls and Procedures.                                                                      30

Part II. Other Information

         Item 1.  Legal Proceedings.                                                                            31

         Item 3.  Defaults Upon Senior Securities.                                                              31

         Item 6.  Exhibits.                                                                                     31

Signatures                                                                                                      32

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                                                Quarters Ended                Three Quarters Ended
                                                          --------------------------       -------------------------
                                                          October 2,   September 26,       October 2,  September 26,
                                                             2005          2004               2005         2004
                                                          ----------   -------------       ---------   -------------
                                                                   (thousands, except per share amounts)
NET SALES                                                  $322,155      $ 309,993         $972,036      $ 937,751

COST OF GOODS SOLD                                          301,865        276,821          903,422        824,639
                                                           --------      ---------         --------      ---------

GROSS PROFIT                                                 20,290         33,172           68,614        113,112

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                   21,058         18,213           61,001         66,005

RESTRUCTURING AND IMPAIRMENT CHARGES                         25,238             78           49,949          2,322
                                                           --------      ---------         --------      ---------

INCOME (LOSS) FROM OPERATIONS                               (26,006)        14,881          (42,336)        44,785

GAIN ON SALE OF BUSINESSES                                        -              -           29,719              -

INTEREST AND DEBT ISSUANCE EXPENSE                          (22,546)       (18,702)         (62,806)       (55,911)

INCOME FROM EQUITY INTEREST IN
   JOINT VENTURES                                               642             67            1,171            342

REORGANIZATION ITEMS, NET                                    (2,109)             -           (2,109)             -

OTHER EXPENSE, NET                                           (1,086)          (531)          (1,874)          (279)
                                                           --------      ---------         --------      ---------

LOSS BEFORE PROVISION (BENEFIT) FOR
   INCOME TAXES                                             (51,105)        (4,285)         (78,235)       (11,063)

PROVISION (BENEFIT) FOR INCOME TAXES                         (1,513)       126,949           (3,123)       124,903
                                                           --------      ---------         --------      ---------

NET LOSS                                                   $(49,592)     $(131,234)        $(75,112)     $(135,966)
                                                           ========      =========         ========      =========

NET LOSS PER SHARE - BASIC                                 $  (2.02)     $   (5.37)        $  (3.06)     $   (5.56)
                                                           ========      =========         ========      =========

NET LOSS PER SHARE - DILUTED                               $  (2.02)     $   (5.37)        $  (3.06)     $   (5.56)
                                                           ========      =========         ========      =========

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC                    24,510         24,443           24,509         24,441
                                                           ========      =========         ========      =========

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED                  24,510         24,443           24,509         24,441
                                                           ========      =========         ========      =========


          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                            October 2, 2005      January 2, 2005
                                                                            ---------------      ---------------
ASSETS                                                                         (thousands, except share data)
CURRENT ASSETS
   Cash and cash equivalents                                                   $   4,602             $   5,351
   Accounts receivable, net of allowances of $12,724 and $9,001                  210,903               182,740
   Inventories                                                                    84,322               100,029
   Other current assets                                                           35,609                22,403
                                                                               ---------             ---------
       Total current assets                                                      335,436               310,523
                                                                               ---------             ---------

Property, plant and equipment                                                    396,900               402,746
Less accumulated depreciation                                                   (280,478)             (261,203)
                                                                               ---------             ---------
   NET PROPERTY, PLANT AND EQUIPMENT                                             116,422               141,543

GOODWILL                                                                          88,803               126,814

DEBT ISSUANCE COSTS, net of accumulated amortization of
   $4,793 and $17,477                                                              9,704                21,152

DEFERRED INCOME TAXES                                                                  -                   237

SOFTWARE COSTS, net of accumulated amortization of $7,690
   and $6,401                                                                      8,547                 9,325

INVESTMENT IN AND ADVANCES TO AFFILIATES                                          17,036                16,521

OTHER ASSETS                                                                      17,789                19,595
                                                                               ---------             ---------

TOTAL ASSETS                                                                   $ 593,737             $ 645,710
                                                                               =========             =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Revolving credit borrowings                                                 $ 172,698             $ 114,907
   Current portion of long-term debt                                              87,203                67,131
   Accounts payable                                                               60,998               104,315
   Accrued employee compensation and benefits                                     16,756                22,354
   Accrued interest                                                                  908                13,063
   Accrued customer rebates                                                       11,146                16,979
   Cash overdrafts                                                                 5,561                10,437
   Other accrued liabilities                                                      12,255                18,439
                                                                               ---------             ---------
       Total current liabilities                                                 367,525               367,625

LONG-TERM DEBT                                                                       337               568,461
ACCRUED EMPLOYEE BENEFITS                                                         11,444                55,388
OTHER LIABILITIES                                                                  2,602                12,549
LIABILITIES SUBJECT TO COMPROMISE                                                643,979                     -
                                                                               ---------             ---------
       Total liabilities                                                       1,025,887             1,004,023
                                                                               ---------             ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Preferred Stock, par value $1.00 per share:
     Authorized 5,000,000 shares
     Issued 15,000 shares - Series B                                                  15                    15
   Common Stock, par value $.01 per share:
     Authorized 50,000,000 shares
     Issued 27,998,728 shares and 27,949,762 shares                                  280                   279
   Additional paid-in capital                                                    102,547               102,354
   Accumulated deficit                                                          (463,777)             (388,665)
   Accumulated other comprehensive loss                                          (34,214)              (35,295)
   Common stock held in treasury, at cost:
     3,489,000 shares                                                            (27,780)              (27,780)
   Shareholder note receivable                                                    (9,221)               (9,221)
                                                                               ---------             ---------
       Total stockholders' deficiency                                           (432,150)             (358,313)
                                                                               ---------             ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                 $ 593,737             $ 645,710
                                                                               =========             =========

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                       Three Quarters Ended
                                                                                  ------------------------------
                                                                                  October 2,       September 26,
                                                                                     2005               2004
                                                                                  ----------       -------------
OPERATING ACTIVITIES                                                                      (thousands)
   Net loss                                                                        $(75,112)         $(135,966)
   Adjustments to reconcile net loss to net cash provided by
     (used for) operating activities:
     Depreciation and amortization                                                   15,785             19,047
     Impairment charges                                                              49,303              2,178
     Amortization of debt issuance costs, debt premium
        and debt discount                                                            5,099               2,059
     Valuation allowance on U.S. deferred income tax assets                               -            128,598
     Gain on sale of assets                                                         (29,819)            (1,005)
     Provision for uncollectible accounts                                             5,043              3,619
     Other operating activities                                                         619             (6,325)
     Changes in operating assets and liabilities, net                                (9,417)            (2,232)
                                                                                   --------          ---------

         Net cash provided by (used for) operating activities
             before reorganization items                                            (38,499)             9,973
         Cash used for reorganization items                                          (4,592)                 -
                                                                                   --------          ---------
         Net cash provided by (used for) operating activities                       (43,091)             9,973
                                                                                   --------          ---------

INVESTING ACTIVITIES
   Capital expenditures                                                              (4,228)            (4,209)
   Proceeds from sales of assets                                                     39,815              2,243
   Other investing activities                                                        (1,774)            (2,362)
                                                                                   --------          ---------

         Net cash provided by (used for) investing activities                        33,813             (4,328)
                                                                                   --------          ---------

FINANCING ACTIVITIES
   Proceeds from DIP revolving loans                                                174,328                  -
   Proceeds from revolving loans, net                                                     -              2,797
   Proceeds from DIP term loan                                                       80,000                  -
   Repayments of debt                                                              (233,963)            (7,280)
   Increase (decrease) in cash overdrafts                                            (4,876)            (1,891)
   Debt issuance costs                                                               (6,962)                 -
   Other financing activities                                                             2                  -
                                                                                   --------          ---------

         Net cash provided by (used for) financing activities                         8,529             (6,374)
                                                                                   --------          ---------

Net decrease in cash and cash equivalents                                              (749)              (729)

Cash and cash equivalents at beginning of period                                      5,351              6,613
                                                                                   --------          ---------

Cash and cash equivalents at end of period                                         $  4,602          $   5,884
                                                                                   ========          =========

Supplemental Information:
   Cash paid for interest                                                           $45,376            $44,504
                                                                                    =======            =======

   Cash paid for income taxes                                                     $     381          $     494
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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

Bankruptcy

     On September 19, 2005, Foamex International Inc. (the "Company") and certain of its domestic subsidiaries, including Foamex L.P., its primary operating subsidiary (collectively referred to as the "Debtors"), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

     Each of the Debtors continues to operate its business and manage its property as a debtor in possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. At a hearing held on September 20, 2005, the Bankruptcy Court granted the Company's first day motions for relief designed to stabilize its operations and business relationships with customers, vendors, employees and others, and entered orders granting permission to, among other things, pay employee salaries, wages and benefits, pay amounts owing in connection with workers' compensation and other insurance policies; utilize its existing cash management systems; continue its customer programs; pay vendors for certain critical goods and services provided prior to September 19, 2005; access, on an interim basis, of up to $221 million of a $240 million debtor-in-possession
(DIP) revolving credit facility and $80 million of a DIP term loan. A portion of the proceeds of the debtor-in-possession revolving credit facility and all of the proceeds of the DIP term loan facility were used to repay the Debtor's prepetition revolving credit and term loan facilities. On October 17, 2005, the Bankruptcy Court granted final approval of the $240 million DIP credit facility and the $80 million DIP term loan.

     To exit Chapter 11 successfully, the Company must obtain confirmation by the Bankruptcy Court of a plan of reorganization. The Company has reached an agreement in principle with an ad hoc committee of holders of a majority of the Company's 10 3/4% Senior Secured Notes. Pursuant to that agreement in principle, the holders of the Senior Secured Notes would convert their debt into 100% of the equity of the reorganized Company, subject to dilution. The agreement in principle further provides that if unsecured creditors (to the extent that their claims are not otherwise treated as critical vendor claims or paid through assumption of their contracts during the bankruptcy cases) and the holders of the Company's Senior Subordinated Notes vote to accept the reorganization plan, then they will receive, on a pro rata basis, warrants to purchase between 5% and 10% of the equity of the reorganized Company, depending on the ultimate allowed amount of general unsecured claims. Under the agreement in principle, there would be no recovery for holders of equity securities in the Company.

     Subsequent to the bankruptcy filing date, Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7") applies to the Debtors' financial statements while the Debtors operate under the provision of Chapter 11. SOP 90-7 does not change the application of generally accepted accounting principles in the preparation of financial statements. However, SOP 90-7 does require that the financial statements, for periods including and subsequent to the filing of the Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. A final plan of reorganization could materially change amounts reported in the Company's consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets and liabilities that will be necessary as a consequence of reorganization under Chapter 11.

Organization

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

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). The provisions of SFAS No. 151 require that abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current period charges, regardless of the circumstances under which such charges arose. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company has not yet determined the impact of SFAS No. 151 on its financial statements.

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

2.   LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS

     On August 15, 2005, the Company notified the trustee of its 13 1/2% Senior Subordinated Notes that it would not remit a principal payment of $51.6 million and an interest payment of $3.5 million that were due on that date. Failure to remit the principal payment put the Company in default under its 13 1/2% Senior Subordinated Notes Indenture and caused the Company to be in default under its Senior Secured Credit Facility, Secured Term Loan, 10 3/4% Senior Secured Notes and 9 7/8% Senior Subordinated Notes. The holders of these loans and notes would be entitled to demand immediate payment absent a cure of the default. On August 14, 2005, the Company executed

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


2.   LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS (continued)

amendments to its Senior Secured Credit Facility and Secured Term Loan that waived the default until September 30, 2005 caused by the Company's failure to remit the principal and interest payments to the 13 1/2% Senior Subordinated Note holders.

     In addition to the Company's prepetition debt which is in default, liabilities subject to compromise reflects the Debtors' other liabilities incurred prior to the commencement of the bankruptcy proceedings. These amounts represent the Company's estimate of known or potential prepetition claims to be resolved in connection with the bankruptcy proceedings. Such claims remain subject to future adjustments, based on such things as (i) negotiations; (ii) actions taken by the Bankruptcy Court; (iii) further developments with respect to disputed claims; (iv) additional rejection of executory contracts and leases;
(v) the determination of the value of collateral securing claims; (vi) the filing of proofs of claims; or (vii) other events. Payment terms for these claims will be established in connection with the Company's plan of reorganization.

     Liabilities subject to compromise at October 2, 2005 consist of the following:

       Debt:                                                   (thousands)
         10 3/4% Senior Secured Notes                           $300,000
         9 7/8% Senior Subordinated Notes                        148,500
         13 1/2% Senior Subordinated Notes                        51,585
         Other debt                                                  850
                                                                --------
     Total debt                                                  500,935
     Employee benefit plans                                       54,195
     Accounts payable                                             53,687
     Accrued interest on debt subject to compromise               24,486
     Accrued liabilities and other                                10,676
                                                                --------
                                                                $643,979
                                                                ========

     The Debtors have incurred certain professional fees and other expenses directly associated with the bankruptcy proceedings. In addition, the Debtors have made certain adjustments to the carrying value of certain prepetition liabilities. Such costs and adjustments are classified as reorganization items in the accompanying condensed consolidated statement of operations for the quarter and three quarters ended October 2, 2005 and consist of the following:

                                                                (thousands)
     Debt issuance costs on debt subject to compromise          $(10,465)
     Deferred credits on interest rate swap transactions           9,684
     Professional fees associated with bankruptcy                 (4,538)
     Net gain on rejected leases and other contracts               3,360
     Other, net                                                     (150)
                                                                --------
                                                                $ (2,109)
                                                                ========

     Pursuant to the Bankruptcy Code, the Debtors have filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of September 19, 2005. On October 27, 2005, the Debtors issued proof of claim forms to, among others, current and prior employees, known creditors, vendors and other parties with whom the Debtors have previously conducted business. To the extent the recipients disagree with the claims quantified on these forms, the recipient may file a proof of claim in a different amount with the Debtors' claim agent, Bankruptcy Services, LLC. Differences between the amounts scheduled by the Debtors and claims filed by creditors will be investigated and resolved as part of the bankruptcy proceedings. If necessary, the Bankruptcy Court ultimately will determine liability amounts that will be allowed for these claims. The Company is only just beginning the process of receiving, cataloging and reconciling claims received in conjunction with the process. Because the last day for most creditors to file claims is December 8, 2005, the Debtors have not received the vast majority of the claims and the number and allowed amount of such claims is not presently known. The resolution of such claims could result in a material adjustment to the Company's financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


3.   DEBTORS' FINANCIAL STATEMENTS

     The Company's bankruptcy filing included the Company and certain of its domestic subsidiaries, including Foamex L.P., and excluded subsidiaries in Mexico and Canada. Presented below are the condensed combined financial statements of the Debtors. These statements reflect the financial position, results of operations and cash flows of the combined Debtors, including certain transactions and resulting assets and liabilities between the Debtors and non-Debtor subsidiaries of the Company, which are eliminated in the Company's consolidated financial statements.

                    Debtors' Condensed Combined Balance Sheet
                             (thousands - unaudited)

                                                                                        October 2, 2005
     ASSETS                                                                             ---------------
     Current Assets:
       Cash and cash equivalents                                                            $   2,820
       Accounts receivable, net                                                               196,095
       Inventories                                                                             78,970
       Other current assets                                                                    36,319
                                                                                            ---------
           Total current assets                                                               314,204

     Property, plant and equipment, net                                                       102,626
     Other assets, net                                                                        162,473
                                                                                            ---------
     Total assets                                                                           $ 579,303
                                                                                            =========

     LIABILITIES AND STOCKHOLDERS' DEFICIENCY Current Liabilities Not Subject
     to Compromise:
       Current maturities of long-term debt and revolving credit borrowings                 $ 259,901
       Accounts payable                                                                        52,859
       Accrued liabilities                                                                     40,288
                                                                                            ---------
           Total current liabilities                                                          353,048

     Liabilities subject to compromise                                                        643,979

     Non-Current Liabilities Not Subject to Compromise:
       Long-term debt, net of current maturities                                                  337
       Other noncurrent liabilities                                                            14,089
                                                                                            ---------
           Total liabilities                                                                1,011,453

     Total stockholders' deficiency                                                          (432,150)
                                                                                            ---------
     Total liabilities and stockholders' deficiency                                         $ 579,303
                                                                                            =========

              Debtors' Condensed Combined Statements of Operations
                             (thousands - unaudited)

                                                                 Quarter Ended           Three Quarters Ended
                                                                October 2, 2005             October 2, 2005
                                                                ---------------          --------------------
     Net sales                                                     $296,913                    $914,488
     Cost of goods sold                                             277,618                     846,798
                                                                   --------                    --------
       Gross profit                                                  19,295                      67,690
     Selling, general and administrative expenses                    17,827                      53,614
     Restructuring and impairment charges                            25,239                      42,831
                                                                   --------                    --------
       Loss from operations                                         (23,771)                    (28,755)




                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


3.   DEBTORS' FINANCIAL STATEMENTS (continued)

                                                                 Quarter Ended           Three Quarters Ended
                                                                October 2, 2005             October 2, 2005
                                                                ---------------          --------------------
     Interest and debt issuance expense                             (22,533)                    (62,765)
     Reorganization items, net                                       (2,046)                     (2,046)
     Other                                                             (293)                     28,967
                                                                   --------                    --------
       Loss before benefit for income taxes and
       equity in loss of non-debtor subsidiaries                    (48,643)                    (64,599)
     Benefit for income taxes                                        (1,564)                     (1,559)
                                                                   --------                    --------
       Loss before equity in loss of non-debtor subsidiaries        (47,079)                    (63,040)
     Equity in loss of non-debtor subsidiaries                       (2,513)                    (12,072)
                                                                   --------                    --------
       Net loss                                                    $(49,592)                   $(75,112)
                                                                   ========                    ========


               Debtors' Condensed Combined Statement of Cash Flows
                             (thousands - unaudited)

                                                                               Three Quarters Ended
                                                                                  October 2, 2005
                                                                               --------------------
     OPERATING ACTIVITIES:
     Net loss                                                                        $(75,112)
     Adjustments required to reconcile net loss to net cash
        used in operating activities:
        Impairment charges                                                             42,185
        Depreciation and amortization                                                  13,761
        Reorganization items                                                           (4,592)
        Change in working capital and other operating items                           (18,971)
                                                                                     --------
            Net cash used in operating activities                                     (42,729)
                                                                                     --------

     INVESTING ACTIVITIES:
     Capital expenditures                                                              (4,172)
     Proceeds from sales of assets                                                     39,815
     Other                                                                             (1,774)
                                                                                     --------
            Net cash provided by investing activities                                  33,869
                                                                                     --------

     FINANCING ACTIVITIES:
     Repayments of prepetition borrowings                                            (233,963)
     Proceeds from DIP borrowings                                                     254,328
     Other                                                                            (11,836)
                                                                                     --------
            Net cash provided by financing activities                                   8,529
                                                                                     --------

     NET CHANGE IN CASH AND CASH EQUIVALENTS                                             (331)

     CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     3,151
                                                                                     --------

     CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  2,820
                                                                                     ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


4.   LOSS PER SHARE

     The following table shows the amounts used in computing loss per share.

                                                             Quarters Ended                Three Quarters Ended
                                                       -----------------------------   ----------------------------
                                                       October 2,      September 26,   October 2,     September 26,
                                                          2005             2004           2005             2004
                                                       ----------      -------------   ----------     -------------
                                                                    (thousands, except per share amounts)
       Basic:
         Net loss                                       $(49,592)        $(131,234)      $(75,112)      $(135,966)
                                                        ========         =========       ========       =========

         Weighted average common shares
           outstanding                                    24,510            24,443         24,509          24,441
                                                        ========         =========       ========       =========

         Net loss per share                             $  (2.02)        $   (5.37)      $  (3.06)      $   (5.56)
                                                        ========         =========       ========       =========

       Diluted:
         Net loss                                       $(49,592)        $(131,234)      $(75,112)      $(135,966)
                                                        ========         =========       ========       =========

         Weighted average common shares
           outstanding                                    24,510            24,443         24,509          24,441

         Incremental shares resulting from (a)
           Stock options                                       -                 -              -               -
           Convertible preferred stock                         -                 -              -               -
                                                        --------         ---------       --------       ---------

         Adjusted weighted average shares                 24,510            24,443         24,509          24,441
                                                        ========         =========       ========       =========

         Net loss per share                             $  (2.02)        $   (5.37)      $  (3.06)      $   (5.56)
                                                        ========         =========       ========       =========

(a) There is no dilution resulting from potential incremental shares in any of the periods presented because the Company had net losses and the inclusion of potential incremental shares would be antidilutive. For the quarter and three quarters ended October 2, 2005 and September 26, 2004 potential incremental shares included options to purchase shares of common stock (3,661,591 shares and 3,098,572 shares at October 2, 2005 and September 26, 2004, respectively) and Series B preferred stock convertible into 1,500,000 shares of common stock.

5.   STOCK-BASED COMPENSATION

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


5.   STOCK-BASED COMPENSATION (continued)

                                                             Quarters Ended                Three Quarters Ended
                                                       -----------------------------   ----------------------------
                                                       October 2,      September 26,   October 2,     September 26,
                                                          2005             2004           2005             2004
                                                       ----------      -------------   ----------     -------------
                                                                    (thousands, except per share amounts)
       Net loss as reported                             $(49,592)        $(131,234)      $(75,112)      $(135,966)
       Add:  Stock-based employee compensation
           expense included in reported net loss,
           net of tax provision (benefit)                      8                 -             14              (1)
       Deduct:  Stock-based employee compensation
           expense determined under fair value
           based method, net of tax benefit                 (444)             (237)        (1,300)           (605)
                                                        --------         ---------       --------       ---------
       Proforma net loss                                $(50,028)        $(131,471)      $(76,398)      $(136,572)
                                                        ========         =========       ========       =========

       Basic loss per share
           As reported                                  $  (2.02)        $   (5.37)      $  (3.06)      $   (5.56)
                                                        ========         =========       ========       =========
           Proforma                                     $  (2.04)        $   (5.38)      $  (3.12)      $   (5.59)
                                                        ========         =========       ========       =========

       Diluted loss per share
           As reported                                  $  (2.02)        $   (5.37)      $  (3.06)      $   (5.56)
                                                        ========         =========       ========       =========
           Proforma                                     $  (2.04)        $   (5.38)      $  (3.12)      $   (5.59)
                                                        ========         =========       ========       =========

6.   RESTRUCTURING AND IMPAIRMENT CHARGES

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

     During the second quarter of 2005, the Company updated its long-term forecast to address the impact of deteriorating business conditions, including recent adverse developments in the domestic auto industry. As part of this exercise, the Company also conducted goodwill impairment tests of its various reporting units. The Foam Products and Technical Products reporting units passed the step one impairment test. However, the Automotive Products reporting unit failed the step one test, reflecting industry conditions.

     On a preliminary basis in the quarter ended July 3, 2005, the Company estimated that $17.0 million of its Automotive Products goodwill was impaired and recorded this charge in the second quarter. The Company subsequently completed the required second step of the goodwill impairment test resulting in a further Automotive Products goodwill impairment charge of $18.4 million in the quarter ended October 2, 2005.

     The adjusted balances of goodwill at October 2, 2005 were $74.9 million for the Foam Products segment and $13.9 million for the Technical Products segment for a total of $88.8 million.

     Also during the quarter ended July 3, 2005, the Company determined that a $7.0 million pre-tax impairment charge was required for property, plant and equipment at certain production facilities. The impairment evaluation was also triggered by the facts and circumstances discussed above concerning the goodwill impairment. The impairment loss was determined using fair value estimates for similar assets. The Company has obtained independent appraisals of its production facilities and as a result has recorded an additional impairment charge of $6.9 million in the quarter ended October 2, 2005.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


6.   RESTRUCTURING AND IMPAIRMENT CHARGES (continued)

     In addition, the Company recorded restructuring charges of $0.6 million, which were primarily related to the elimination of 14 sales, administrative and operating positions in the carpet cushion business.

     The   following   table  sets  forth  the   components   of  the  Company's
restructuring accruals and activity for the quarter and three quarters ended October 2, 2005:

                                                               Plant Closure       Personnel
                                                  Total          and Leases        Reductions      Impairment
                                                  -----        -------------       ----------      ----------
                                                                          (millions)
     Balance at July 4, 2005                      $ 7.1             $6.3               $0.8           $   -
     Restructuring and impairment charges          25.2                -               (0.1)           25.3
     Cash spending                                 (0.6)            (0.4)              (0.2)              -
     Rejected leases and agreements                (5.4)            (5.1)              (0.3)              -
     Goodwill and asset impairment                (25.3)               -                  -           (25.3)
                                                  -----             ----               ----           -----
     Balance at October 2, 2005                   $ 1.0             $0.8               $0.2           $   -
                                                  =====             ====               ====           =====

     Balance at January 3, 2005                   $ 7.4             $6.7               $0.7           $   -
     Restructuring and impairment charges          49.9              0.2                0.4            49.3
     Cash spending                                 (1.6)            (1.0)              (0.6)              -
     Rejected leases and agreements                (5.4)            (5.1)              (0.3)              -
     Goodwill and asset impairment                (49.3)               -                  -           (49.3)
                                                  -----             ----               ----           -----
     Balance at October 2, 2005                   $ 1.0             $0.8               $0.2           $   -
                                                  =====             ====               ====           =====

7.   GAIN ON SALE OF BUSINESSES

     On April 29, 2005, the Company sold its rubber and felt carpet cushion businesses consisting principally of property, plant and equipment located at Cape Girardeau, MO and Newton, NC, inventories and related goodwill to Leggett & Platt, Incorporated for net cash proceeds of $38.7 million. The property, plant and equipment, inventories and related goodwill had carrying values of $3.2 million, $2.8 million and $2.5 million, respectively. The net gain of $29.7 million, on which there is no tax impact, has been reflected on the accompanying condensed consolidated statements of operations for the three quarters ended
October 2, 2005. The rubber and felt carpet cushion businesses provided approximately $41.3 million and $4.5 million of net sales and gross profit, respectively, in the year ended January 2, 2005.

8.   INVENTORIES

     The components of inventories are listed below.

                                         October 2,            January 2,
                                            2005                  2005
                                         ----------            ----------
                                                    (thousands)
     Raw materials and supplies            $49,035              $ 63,336
     Work-in-process                        20,120                18,667
     Finished goods                         15,167                18,026
                                           -------              --------
       Total                               $84,322              $100,029
                                           =======              ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


9.   REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT

     The components of revolving credit borrowings and long-term debt are listed below.

                                                                       October 2,          January 2,
                                                                          2005                2005
                                                                       ----------          ----------
                                                                                (thousands)
     Revolving Credit Borrowings (1)                                   $172,698              $114,907
                                                                       ========              ========

     Foamex L.P. Senior Secured Credit Facility Term Loan (1)          $      -              $ 37,371
     DIP Term Loan (1)                                                   80,000                     -
     Foamex L.P. Secured Term Loan (1)                                        -                80,000
     10 3/4% Senior Secured Notes due 2009 (2) (4) (5)                        -               309,703
     9 7/8% Senior Subordinated Notes due 2007 (2) (5)                        -               148,500
     13 1/2% Senior Subordinated Notes due August 2005 (includes
       $581 of unamortized debt premium) (2) (5)                              -                52,166
     Industrial revenue bonds (3)                                         7,000                 7,000
     Other                                                                  540                   852
                                                                       --------              --------
                                                                         87,540               635,592

     Less current portion                                                87,203                67,131
                                                                       --------              --------

     Long-term debt                                                    $    337              $568,461
                                                                       ========              ========

(1) Subsidiary debt of Foamex L.P., guaranteed by the Company, FMXI, Inc. and Foamex Canada.
(2)  Subsidiary debt of Foamex L.P. and Foamex Capital Corporation.
(3)  Subsidiary debt of Foamex L.P.
(4)  Includes   $9.7  million  of  deferred   credits  on  interest   rate  swap
     transactions at January 2, 2005.
(5)  Reclassified to liabilities subject to compromise at October 2, 2005.

DIP Revolving Credit Facility

     On September 22, 2005, Foamex L.P. entered into a Debtor-in-Possession Credit Agreement (the "DIP Revolving Credit Facility") with a group of banks to provide a revolving credit facility with a maximum availability of $240.0 million. The initial borrowing under the DIP Revolving Credit Facility was used to repay outstanding obligations under the prepetition Senior Secured Credit Facility and interest due under the prepetition Secured Term Loan. The DIP Revolving Credit Facility includes a $40.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable, inventory, equipment, and real estate. At October 2, 2005, Foamex L.P. had total available borrowings of $23.9 million and letters of credit outstanding of $29.1 million under that facility. Substantially all of the assets of Foamex L. P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the DIP Revolving Credit Facility bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At October 2, 2005, the weighted average interest rate on borrowings was 8.13%. All borrowings under the DIP Revolving Credit Facility will mature on the earlier of March 22, 2007 or the date that the Company emerges from Chapter 11 proceedings. The lenders under the DIP Revolving Credit Facility have agreed to provide emergence financing, subject to a number of conditions, of up to $275.0 million upon the Company's emergence from Chapter 11 proceedings. The DIP Revolving Credit Facility includes both a subjective acceleration clause and a lock box arrangement that requires all lock box receipts be used to repay revolving credit borrowings. Accordingly, borrowings under the DIP Revolving Credit Facility are classified as current in the accompanying condensed consolidated balance sheet at October 2, 2005.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


9.   REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT (continued)

DIP Term Loan

     On September 22, 2005, Foamex L.P. entered into a Debtor-in-Possession Credit Agreement (the "DIP Term Loan") with a group of lenders to provide an $80.0 million term loan. Proceeds from the DIP Term Loan were used to repay outstanding principal under the prepetition Secured Term Loan. Borrowings under the DIP Term Loan bear interest at a rate that is either (i) 8.00% plus the greater of the Base rate, as defined, or 6.50% or (ii) at 10.00% plus the greater of the LIBOR rate or 3.00%. At October 2, 2005, the weighted average interest rate was 13.78%. Borrowings under the DIP Term Loan are collateralized by the same collateral as the DIP Revolving Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the DIP Revolving Credit Facility and the DIP Term Loan. All borrowings under the DIP Term Loan will mature on the earlier of March 22, 2007 or the date that the Company emerges from Chapter 11 proceedings. The lenders under the DIP Term Loan have agreed to provide emergence financing, subject to a number of conditions, of $80.0 million upon the Company's emergence from Chapter 11 proceedings. The DIP Term Loan may be repaid prior to maturity by paying a prepayment premium initially set at 8% and declining ratably over a 48-month period.

Industrial Revenue Bonds ("IRBs")

     IRB debt includes a $1.0 million bond that matured on October 1, 2005 and was repaid on October 3, 2005 and a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At October 2, 2005, the interest rate was 2.70% on the $1.0 million bond and 2.85% on the $6.0 million bond. The maximum interest rate for either of the IRBs is 15.0% per annum. If Foamex L.P. exercises its option to convert the bonds to a fixed interest rate structure, the IRBs are redeemable at the option of the bondholders. In addition, at any time prior to conversion to a fixed interest rate structure, bondholders upon notice to the bond trustee and the remarketing agent may place the bonds for sale. If the remarketing agent is not successful in reselling the bonds before settlement is due on bonds placed for sale, the bond trustee may draw on a letter of credit issued under the DIP Revolving Credit Facility to repay the bondholder for the bonds placed for sale until the bonds can be resold by the remarketing agent. Pursuant to this arrangement, the IRBs have been classified as current in the accompanying condensed consolidated balance sheets at October 2, 2005 and January 2, 2005. The obligations are collateralized by certain properties, which have an approximate net carrying value of $10.6 million at October 2, 2005.

Senior Secured Credit Facility

     The $240.0 million Senior Secured Credit Facility (the "Senior Secured Credit Facility") consisted of a revolving credit facility with a maximum availability of $190.0 million and an initial term loan of $50.0 million. The term loan required quarterly installment payments of approximately $1.8 million, which commenced on September 30, 2003. All obligations under the Senior Secured Credit Facility were repaid with proceeds from the DIP Revolving Credit Facility. The Senior Secured Credit Facility included both a subjective acceleration clause and a lockbox arrangement that required all lockbox receipts be used to repay revolving credit borrowings. Accordingly, borrowings under the revolving credit facility were classified as current in the accompanying condensed consolidated balance sheet at January 2, 2005.

Secured Term Loan

     The $80.0 million term loan facility (the "Secured Term Loan") was repaid with proceeds from the DIP Term Loan. Borrowings under the Secured Term Loan were collateralized by the same collateral as the Senior Secured Credit Facility. An intercreditor agreement governed the distribution of collateral among the lenders under the Senior Secured Credit Facility and the Secured Term Loan.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


9.   REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT (continued)

Debt Covenants

     The DIP  Revolving  Credit  Facility  and  the  DIP  Term  Loan  (the  "DIP
Facilities") contain certain covenants that limit, among other things, the ability of the Company's subsidiaries (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interests, as defined,
(iv) to merge,  consolidate or sell all or substantially  all of its assets,  or
(v) to enter into certain transactions with affiliates or related persons. In addition, the DIP Facilities contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holders. Under the most restrictive of the distribution restrictions, the Company could be paid by its subsidiaries, as of October 2, 2005, funds only to the extent to enable the Company to meet its tax payment liabilities, subject to Bankruptcy Court approval if such payments constitute prepetition liabilities, and its normal operating expenses of up to $2.3 million during the term of the DIP Facilities, so long as no default or event of default has occurred.

     Under the DIP Facilities, the Company is subject to covenants, including an EBITDA, as defined, covenant beginning with the one month period ended October 30, 2005, a cumulative net cash flow, as defined, covenant beginning with the two month period ending December 4, 2005, and a capital expenditure restriction for 12 month rolling periods beginning October 3, 2005. The cumulative EBITDA and net cash flow covenants will include an increasing number of months until they reach 12 months ending on October 1, 2006 and then will be the trailing 12 months thereafter through February 2007. The DIP facilities also limit expenditures for certain prepetition and post petition liabilities, as defined, subject to Bankruptcy Court approval.

Maturities of Long-Term Debt

     Scheduled maturities of revolving credit borrowings and long-term debt as of October 2, 2005 are shown below (thousands):

     Quarter ending January 1, 2006                           $  1,064
     2006                                                          204
     2007                                                      252,874
     2008                                                           96
     2009                                                            -
     Thereafter                                                  6,000
                                                              --------
     Total                                                    $260,238
                                                              ========

     The following debt issues were reclassified as liabilities subject to compromise in the condensed consolidated balance sheet as of October 2, 2005:

10 3/4% Senior Secured Notes

     The 10 3/4% Senior Secured Notes were issued by Foamex L.P. and Foamex Capital Corporation (the "Issuers") on March 25, 2002 and are due on April 1, 2009. The notes are guaranteed on a senior basis by all of Foamex L.P.'s domestic subsidiaries that guarantee the DIP Revolving Credit Facility. The notes are secured on a second-priority basis (subject to permitted liens) on substantially the same collateral that secures the obligations under the DIP Revolving Credit Facility and the DIP Term Loan. The notes rank effectively junior to all senior indebtedness that is secured by first priority liens and senior in right of payment to all subordinated indebtedness. Interest is payable April 1 and October 1. The Issuers did not remit the interest payment due October 1, 2005. The notes may be redeemed at the option of the Issuers, in whole or in part, at any time on or after April 1, 2006. The initial redemption is at 105.375% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after April 1, 2008.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


9.   REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT (continued)

9 7/8% Senior Subordinated Notes

     The 9 7/8% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation (the "Issuers") and are due on June 15, 2007. The notes represent uncollateralized general obligations of the Issuers and are subordinated to all Senior Debt, as defined in the Indenture. The Issuers do not intend to make any future payments on the Notes and in conjunction with the payment default on the 13 1/2% Senior Subordinated Notes discussed below, the Issuers are in default under the 9 7/8% Senior Subordinated Notes.

13 1/2% Senior Subordinated Notes

     The 13 1/2% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation (the "Issuers") and matured on August 15, 2005. The principal due of $51.6 million plus accrued and unpaid interest of $3.5 million were not paid resulting in the Issuers being in default under the 13 1/2% Senior Subordinated Notes. The Issuers have ceased accrual of interest as of the date of the bankruptcy filing. The notes represent uncollateralized general obligations of the Issuers and are subordinated to all Senior Debt, as defined in the Indenture and are pari passu in right of payment to the 9 7/8% Senior Subordinated Notes (described above).

10.  RETIREE BENEFIT PLANS

     Components of net periodic pension benefit cost are listed below:

                                                           Quarters Ended                   Three Quarters Ended
                                                     ----------------------------        ---------------------------
                                                     October 2,     September 26,        October 2,    September 26,
                                                        2005            2004                2005           2004
                                                     ---------      -------------        ----------    -------------
                                                                              (thousands)
     Service cost                                     $1,347           $1,323              $4,037         $3,543
     Interest cost                                     1,956            1,839               5,857          5,510
     Expected return on plan assets                   (1,960)          (1,648)             (5,869)        (5,042)
     Amortization of transition assets                   (19)             (18)                (56)           (55)
     Amortization of prior service benefit               (28)             (26)                (84)           (81)
     Amortization of net loss                            787              680               2,359          2,041
                                                      ------           ------              ------         ------
     Net periodic pension benefit cost                $2,083           $2,150              $6,244         $5,916
                                                      ======           ======              ======         ======

     During the quarter and three quarters ended October 2, 2005, the Company contributed $2.0 million and $5.4 million, respectively, to its pension plans. The Company anticipates total pension plan contributions of $7.4 million in 2005 and may be required to make an accelerated funding contribution for 2006 to comply with requirements for underfunded plans. The amount of contributions may be materially impacted by the outcome of certain legislation now pending before the U.S. Congress.

11.  INCOME TAXES

     The benefit for income taxes for the quarter and three quarters ended October 2, 2005 relates solely to foreign subsidiaries as tax benefits associated with losses from U.S. operations are fully reserved through a tax valuation allowance. The benefit recorded in the quarter ended October 2, 2005 includes an adjustment of $1.6 million for certain foreign tax reserves that are deemed to be no longer required.

     During the quarter ended September 26, 2004, the Company established a valuation allowance of $128.6 million for its U.S. deferred tax assets.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


12.  COMPREHENSIVE INCOME (LOSS)

     Components of comprehensive income (loss) are listed below.

                                                            Quarters Ended                 Three Quarters Ended
                                                       -----------------------------    ---------------------------
                                                       October 2,      September 26,    October 2,    September 26,
                                                          2005             2004            2005           2004
                                                       ----------      -------------    ----------    -------------
                                                                                  (thousands)
       Net loss                                         $(49,592)        $(131,234)      $(75,112)      $(135,966)
       Foreign currency translation adjustments            1,141             1,240          1,081             470
                                                        --------         ---------       --------       ---------
       Total comprehensive income (loss)                $(48,451)        $(129,994)      $(74,031)      $(135,496)
                                                        ========         =========       ========       =========

13.    SEGMENT RESULTS

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

     Segment results are presented below.

                                                   Carpet
                                         Foam      Cushion    Automotive     Technical
                                       Products    Products    Products       Products       Other         Total
                                       --------    --------   ----------     ----------    ---------     ---------
                                                                   (thousands)
Quarter ended October 2, 2005
-----------------------------
Net sales                              $152,286    $ 42,846     $89,585        $31,180     $  6,258      $322,155
Income (loss) from operations          $  3,673    $    519     $ 3,533        $ 7,907     $(41,638)     $(26,006)
Depreciation and amortization          $  1,977    $    425     $   591        $   571     $  1,505      $  5,069

Quarter ended September 26, 2004
--------------------------------
Net sales                              $139,980    $ 54,830     $ 77,132       $30,970     $  7,081      $309,993
Income (loss) from operations          $ 13,986    $  2,996     $  3,208       $ 8,015     $(13,324)     $ 14,881
Depreciation and amortization          $  2,464    $    710     $    760       $   722     $  2,181      $   6,837

Three quarters ended October 2, 2005
------------------------------------
Net sales                              $457,116    $134,886     $266,355       $93,387     $ 20,292      $972,036
Income (loss) from operations          $ 17,677    $ (1,199)    $ 13,993       $23,130     $(95,937)     $(42,336)
Depreciation and amortization          $  5,644    $  2,043     $  2,082       $ 1,727     $  4,289      $ 15,785

Three quarters ended September 26, 2004
---------------------------------------
Net sales                              $400,464    $154,524     $267,752       $93,310     $ 21,701      $937,751
Income (loss) from operations          $ 42,598    $  7,727     $ 16,222       $25,329     $(47,091)     $ 44,785
Depreciation and amortization          $  7,805    $  2,201     $  2,026       $ 2,113     $  4,902      $ 19,047


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

     The Company accrues liabilities for claims when it becomes probable that payment will be made and when an amount can be reasonably estimated. During the three quarters ended October 2, 2005, the Company has recorded charges of $4.5 million for several claims including product quality issues and the bankruptcy of a major provider of manufacturing supplies.

     As of October 2, 2005, the Company had accrued $0.5 million for litigation and $1.0 million for customer and vendor claims in addition to the environmental matters discussed below.

Environmental and Health and Safety

     The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of October 2, 2005, the Company had accruals of approximately $1.9 million for environmental matters, including approximately $1.6 million related to remediating and monitoring soil and groundwater contamination and approximately $0.3 million related to sites where the Company has been designated as a Potentially Responsible Party or "PRP" and other matters. Additional losses, if any, in excess of amounts currently accrued, cannot be reasonably estimated at this time. If there are additional matters or if current estimates are incorrect, there could be a material adverse effect on the Company's financial position, results of operations and cash flows.

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

     The Comprehensive Environmental Response, Compensation and Liability Act, or "CERCLA," and comparable state laws impose liability without fault for the costs of cleaning up contaminated sites on certain classes of persons that contributed to the release of hazardous substances into the environment at those sites, for example, by generating wastes containing hazardous substances which were disposed at such sites. The Company is currently designated as a PRP by the EPA or by state environmental agencies or other PRPs, pursuant to CERCLA or analogous state statutes, with respect to 11 sites. Estimates of total cleanup costs and fractional allocations of liability are often provided by the EPA, the state environmental agency or the committee of PRPs with respect to the

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


14.  COMMITMENTS AND CONTINGENCIES (continued)

specified site. Based on these estimates (to the extent available) and on known information, in each case and in the aggregate, the Company does not expect additional costs, if any, to be material to liquidity, results of operations or financial position.

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

15.  SUBSEQUENT EVENTS

     On October 3, 2005, an insurance company, the holder of one of Foamex L.P.'s outstanding letters of credit, exercised a draw on that letter of credit in the amount of $9.7 million. This draw had the impact of increasing the outstanding balance under the DIP Revolving Credit Facility.

     In late October 2005, the Company announced to employees at three facilities that were primarily engaged in the production of consumer products that it would be closing these facilities and substantially reducing its consumer products business. Charges for employee severance, will be recorded in the period that the closings of the facilities are completed.

     On November 17, 2005, the Bankruptcy Court approved a motion authorizing a key executive retention program (the "KERP"). The KERP pertains to 77 employees who may receive cash distributions aggregating up to $3.7 million. Certain participants, at the discretion of the Board of Directors of the reorganized Company, may receive distributions of common stock in the reorganized Company at a price per share that reflects the value of the equity on the effective date of the plan of reorganization. The common stock component, if triggered, is estimated at $0.6 million. The distributions are generally to be made on or around certain milestone dates during the Chapter 11 case and on or subsequent to the effective date of the plan of reorganization. The common stock distributions, if triggered, will be made at or within one year subsequent to the plan of reorganization. The KERP also includes an additional $0.5 million discretionary cash pool to address specific employment matters and unanticipated needs that arise during the Chapter 11 case.

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

Bankruptcy

     On September 19, 2005, the Company and certain of its domestic subsidiaries, including Foamex L.P., its primary operating subsidiary (collectively referred to as the "Debtors"), filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.

     Each of the Debtors continues to operate its business and manage its property as a debtor in possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. At a hearing held on September 20, 2005, the Bankruptcy Court granted the Company's first day motions for relief designed to stabilize its operations and business relationships with customers, vendors, employees and others, and entered orders granting permission to, among other things, pay employee salaries, wages and benefits, pay amounts owing in connection with workers' compensation and other insurance policies; utilize its existing cash management systems; continue its customer programs; pay vendors for certain critical goods and services provided prior to September 19, 2005; access, on an interim basis, of up to $221 million of a $240 million debtor-in-possession
(DIP) revolving credit facility and $80 million of a DIP term loan. A portion of the proceeds of the debtor-in-possession revolving credit facility and all of the proceeds of the new DIP term loan facility were used to repay the Debtors' prepetition revolving credit and term loan facilities. On October 17, 2005, the Bankruptcy Court granted final approval of the $240 million DIP credit facility and $80 million DIP term loan.

     To exit Chapter 11 successfully, the Company must obtain confirmation by the Bankruptcy Court of a plan of reorganization. The Company has reached an agreement in principle with an ad hoc committee of holders of a majority of the Company's 10 3/4% Senior Secured Notes. Pursuant to that agreement in principle, the holders of the Senior Secured Notes would convert their debt into 100% of the equity of the reorganized Company, subject to dilution. The agreement in principle further provides that if unsecured creditors (to the extent that their claims are not otherwise treated as critical vendor claims or paid through assumption of their contracts during the bankruptcy cases) and the holders of the Company's Senior Subordinated Notes vote to accept the reorganization plan, then they will receive, on a pro rata basis, warrants to purchase between 5% and 10% of the equity of the reorganized Company, depending on the ultimate allowed amount of general unsecured claims. Under the agreement in principle, there would be no recovery for holders of equity securities in the Company.

Chemical Supply Situation

     Three TDI suppliers closed production facilities during the third quarter of 2005. These facilities had accounted for nearly 10% of global capacity. In addition, the evacuation of portions of the Gulf Coast states as a result of Hurricanes Katrina and Rita caused significant stoppages of polyol and TDI production at several facilities in that area. The foam industry has been allocated reduced amounts of chemical supply since late September and TDI supply is not expected to return to normal until the end of 2005 at the earliest.

     We believe there has been excess foam pouring capacity in the industry in the past several years as evidenced by margin erosion, as the industry has been unable to fully pass chemical cost increases onto its customers. Current TDI and polyol shortages appear to have brought foam supply and demand into balance at least in the short term and we are attempting to recover chemical cost increases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED OCTOBER 2, 2005 COMPARED TO THE QUARTER ENDED SEPTEMBER 26, 2004

                                                   Carpet
                                         Foam      Cushion    Automotive     Technical
                                       Products    Products    Products       Products       Other         Total
                                       --------    --------   ----------     ----------    ---------     ---------
                                                                   (thousands)
Quarter ended October 2, 2005
-----------------------------
Net sales                              $152,286     $42,846     $89,585       $31,180      $  6,258      $322,155
Income (loss) from operations          $  3,673     $   519     $ 3,533       $ 7,907      $(41,638)     $(26,006)
Depreciation and amortization          $  1,977     $   425     $   591       $   571      $  1,505      $  5,069
Income (loss) from operations
   as a percentage of net sales             2.4%        1.2%        3.9%         25.4%         n.m.*         (8.1)%

Quarter ended September 26, 2004
--------------------------------
Net sales                              $139,980     $54,830     $77,132       $30,970      $  7,081      $309,993
Income (loss) from operations          $ 13,986     $ 2,996     $ 3,208       $ 8,015      $(13,324)     $ 14,881
Depreciation and amortization          $  2,464     $   710     $   760       $   722      $  2,181      $  6,837
Income (loss) from operations
   as a percentage of net sales            10.0%        5.5%        4.2%         25.9%         n.m.*          4.8%

* not meaningful

Income from Operations

     Net sales for the quarter ended October 2, 2005 increased 4% to $322.2 million from $310.0 million in the quarter ended September 26, 2004. Higher prices in the Foam Products segment were partially offset by lower volume, principally in the Carpet Cushion operating segment, primarily due to the sale of the rubber and felt carpet cushion businesses on April 29, 2005. Net sales from the rubber and felt carpet cushion businesses were $10.6 million in the 2004 quarter.

     Gross profit was $20.3 million, or 6.3% of net sales, in the quarter ended October 2, 2005 compared to $33.2 million, or 10.7% of net sales, in the 2004 quarter. We have been only partially successful in the timely execution of customer price increases to offset chemical raw material cost increases of approximately 19% since the third quarter of 2004 due to time lags and because of pricing pressures from competitors, particularly in Foam Products. Gross profit in the quarter ended October 2, 2005 was reduced by a charge of $5.8 million for obsolete consumer products inventory.

     Loss from operations for the quarter ended October 2, 2005 was $26.0 million, or 8.1% of net sales, which compared to income from operations of $14.9 million, or 4.8% of net sales, reported in the 2004 period. The $12.9 million decline in gross profit, a $2.8 million increase in selling, general and administrative expenses, primarily due to higher bad debt expenses; and impairment charges of $25.3 million were the main factors in generating the operating loss.

     Foam Products

     Foam Products net sales for the quarter ended October 2, 2005 increased 9% to $152.3 million from $140.0 million in the 2004 period primarily due to higher prices partially offset by small volume decreases. Income from operations decreased 74%, to $3.7 million in the quarter ended October 2, 2005 from $14.0 million in the 2004 period principally as a result of higher raw material costs that could not be fully recovered through customer price increases and a charge of $5.8 million for obsolete consumer products inventory. Income from operations was 2.4% of net sales in 2005, down from 10.0% in 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the quarter ended October 2, 2005 decreased 22% to $42.8 million from $54.8 million in the 2004 period primarily due to the sale of the rubber and felt businesses on April 29, 2005. Income from operations was $0.5 million in the quarter ended October 2, 2005 compared to $3.0 million in the 2004 period primarily due to the sale of the rubber and felt businesses partially offset by lower expenses. Income from operations was 1.2% of net sales in 2005 and 5.5% of net sales in 2004.

     Automotive Products

     Automotive Products net sales for the quarter ended October 2, 2005 increased 16% to $89.6 million from $77.1 million in the 2004 period. The increase was principally due to higher volumes. Income from operations of $3.5 million was up $0.3 million, or 10%, from the 2004 period primarily due to the increased sales volume partially offset by chemical cost increases not recovered by customer pricing. Income from operations was 3.9% of net sales in 2005 and 4.2% of net sales in 2004.

     Technical Products

     Technical Products net sales for the quarter ended October 2, 2005 increased 1% to $31.2 million from $31.0 million in the 2004 period as higher net pricing and mix effects were largely offset by lower volume. Income from operations was down 1% to $7.9 million from $8.0 million in the 2004 period primarily as a result of higher customer prices offset by chemical cost increases and lower volume. Income from operations was 25.4% of net sales in 2005 and 25.9% of net sales in 2004.

     Other

     Other primarily consists of certain manufacturing and fabrication operations in Mexico City, corporate expenses not allocated to business segments and restructuring and impairment charges. The decrease in net sales of 12% associated with this segment resulted from our Mexico City operations. The loss from operations was $41.6 million in the quarter ended October 2, 2005, which included $25.3 million of impairment charges, and was $13.3 million in the quarter ended September 26, 2004.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $22.5 million in the quarter ended October 2, 2005, which represented an increase of $3.8 million, or 21%, from the 2004 period expense of $18.7 million, reflecting a $2.8 million increase in amortization and write off of debt issuance costs as well as higher average borrowings and interest rates.

     Reorganization Items, Net

     On September 19, 2005, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. During the quarter ended October 2, 2005, the Debtors adjusted the carrying values of certain prepetition debt, including related debt issuance costs and deferred credits, incurred professional fees associated with the bankruptcy, and recorded gains from the rejection of certain leases and other contracts. These reorganization items resulted in net expense of $2.1 million.

     Other Income (Expense), Net

     Other expense, net was $1.1 million for the quarter ended October 2, 2005 compared to other expense, net of $0.5 million for the quarter ended September 26, 2004. The 2005 period included $0.9 million of fees in connection with amendments to our credit agreements and the 2004 period included $0.3 million of foreign currency transaction losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     Benefit for Income Taxes

     The benefit for income taxes for the quarter ended October 2, 2005 relates solely to foreign subsidiaries as tax benefits associated with losses from U.S. operations are fully reserved through a tax valuation allowance. The benefit recorded in the quarter ended October 2, 2005 includes an adjustment of $1.6 million for certain foreign tax reserves that are deemed to be no longer required.

     During the quarter ended September 26, 2004, we established a valuation allowance of $128.6 million for our U.S. deferred tax assets.

RESULTS OF OPERATIONS FOR THE THREE QUARTERS ENDED OCTOBER 2, 2005 COMPARED TO THE THREE QUARTERS ENDED SEPTEMBER 26, 2004

                                                   Carpet
                                         Foam      Cushion    Automotive     Technical
                                       Products    Products    Products       Products       Other         Total
                                       --------    --------   ----------     ----------    ---------     ---------
                                                                   (thousands)
Three Quarters ended October 2, 2005
------------------------------------
Net sales                              $457,116    $134,886    $266,355       $93,387      $ 20,292      $972,036
Income (loss) from operations          $ 17,677    $ (1,199)   $ 13,993       $23,130      $(95,937)     $(42,336)
Depreciation and amortization          $  5,644    $  2,043    $  2,082       $ 1,727      $  4,289      $ 15,785
Income (loss) from operations
   as a percentage of net sales             3.9%       (0.9)%       5.3%         24.8%         n.m.*         (4.4)%

Three Quarters ended September 26, 2004
---------------------------------------
Net sales                              $400,464    $154,524    $267,752       $93,310      $ 21,701      $937,751
Income (loss) from operations          $ 42,598    $  7,727    $ 16,222       $25,329      $(47,091)     $ 44,785
Depreciation and amortization          $  7,805    $  2,201    $  2,026       $ 2,113      $  4,902      $ 19,047
Income (loss) from operations
   as a percentage of net sales            10.6%        5.0%        6.1%         27.1%         n.m.*          4.8%

* not meaningful

Income from Operations

     Net sales for the three quarters ended October 2, 2005 increased 4% to $972.0 million from $937.8 million in the three quarters ended September 26, 2004. Higher prices in Foam Products were partially offset by lower volume principally in the Carpet Cushion operating segment, primarily due to the sale of the rubber and felt carpet cushion businesses on April 29, 2005. Net sales from the rubber and felt carpet cushion businesses were $16.7 million greater in 2004 than in 2005.

     Gross profit was $68.6 million, or 7.1% of net sales, in the three quarters ended October 2, 2005 compared to $113.1 million, or 12.1% of net sales, in the 2004 period. We have been only partially successful in the timely execution of customer price increases to offset chemical raw material cost increases of approximately 29% since the first three quarters of 2004 due to time lags and because of pricing pressure from competitors particularly in Foam Products. Gross profit in the three quarters ended October 2, 2005 was reduced by a charge of $5.8 million for obsolete consumer products inventory.

     Loss from operations for the three quarters ended October 2, 2005 was $42.3 million, or 4.4% of net sales, compared to income from operations of $44.8 million, or 4.8% of net sales, reported during the 2004 period. The $44.5 million decline in gross profit was partially offset by lower selling, general and administrative expenses which decreased by $5.0 million, or 8%, principally due to lower bad debt expense, professional fees and employee costs. The 2004 period included a $3.7 million charge to bad debt expense as a result of a customer bankruptcy. The 2005

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


period includes impairment charges of $49.3 million. Results include net restructuring charges of $0.6 million in 2005 and $2.3 million in 2004. Restructuring items are discussed under "Other" below.

     Foam Products

     Foam Products net sales for the three quarters ended October 2, 2005 increased 14% to $457.1 million from $400.5 million in the 2004 period primarily due to higher prices partially offset by small volume decreases. Income from operations decreased 59% to $17.7 million in the three quarters ended October 2, 2005 from $42.6 million in the 2004 period principally as a result of higher raw material costs that could not be fully recovered, a charge of $5.8 million for obsolete consumer products inventory and $3.0 million for a customer product quality claim. Income from operations was 3.9% of net sales in 2005, down from 10.6% of net sales in 2004.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the three quarters ended October 2, 2005 decreased 13% to $134.9 million from $154.5 million in the 2004 period principally due to the sale of the rubber and felt businesses on April 29, 2005. Net sales from the rubber and felt carpet cushion businesses were $16.7 million greater in the 2004 period than in the 2005 period. Loss from operations was $1.2 million in the three quarters ended October 2, 2005 compared to income from operations of $7.7 million in the 2004 period due primarily to higher raw material and manufacturing costs, lower volume and the reduced operating income from the rubber and felt businesses. Loss from operations was 0.9% of net sales in 2005 and income from operations was 5.0% of net sales in 2004.

     Automotive Products

     Automotive Products net sales for the three quarters ended October 2, 2005 decreased 1% to $266.4 million from $267.8 million in the 2004 period primarily as a result of volume increases from new customers offset by soft industry demand, especially during the first half of 2005. Income from operations of $14.0 million was down $2.2 million, or 14%, compared to the 2004 period primarily due to chemical costs not fully recovered by customer pricing. Income from operations was 5.3% of net sales in 2005 and 6.1% of net sales in 2004.

     Technical Products

     Technical Products net sales for the three quarters ended October 2, 2005 were flat at $93.4 million from $93.3 million in the 2004 period as selling price increases were offset by lower volume including inventory level adjustments by certain large customers. Income from operations decreased 9% to $23.1 million in the 2005 period compared to $25.3 million in the 2004 period primarily due to lower volume of higher margin products and higher raw material costs, partially offset by customer selling price increases. Income from operations was 24.8% of net sales in 2005 and 27.1% of net sales in 2004.

     Other

     Other primarily consists of certain manufacturing and fabrication operations in Mexico City, corporate expenses not allocated to business segments and restructuring and impairment charges. The decrease in net sales of 6% associated with this segment resulted from our Mexico City operations. The loss from operations was $95.9 million in the three quarters ended October 2, 2005, including $49.3 million of impairment charges, and $47.1 million in the three quarters ended September 26, 2004, which included restructuring items discussed below.

     During the three quarters ended October 2, 2005, we recorded restructuring charges of $0.6 million primarily related to the elimination of 14 sales, administrative and operating positions in the carpet cushion business. During the three quarters ended September 26, 2004, we recorded restructuring charges of $2.3 million primarily due to a lease termination and asset write offs to close our New York office and the realignment of automotive operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     Gain on Sale of Businesses

     On April 29, 2005, the Company sold its rubber and felt carpet cushion businesses consisting principally of property, plant and equipment located at Cape Girardeau, MO and Newton, NC, inventories, and related goodwill to Leggett & Platt, Incorporated for net cash proceeds of $38.7 million. The property, plant and equipment, inventories and related goodwill had carrying values of $3.2 million, $2.8 million and $2.5 million, respectively. The net gain of $29.7 million, on which there is no tax impact, has been reflected in the condensed consolidated statements of operations for the three quarters ended October 2, 2005. The rubber and felt carpet cushion businesses provided approximately $41.3 million and $4.5 million of net sales and gross profit, respectively, in the year ended January 2, 2005.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $62.8 million in the three quarters ended October 2, 2005, which represented a 12% increase from the 2004 period expense of $55.9 million, reflecting a $2.9 million increase in amortization and write off of debt issuance costs as well as higher average borrowing levels and interest rates.

     Reorganization Items, Net

     On September 19, 2005, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. During the three quarters ended October 2, 2005, the Debtors adjusted the carrying values of certain prepetition debt, including related debt issuance costs and deferred credits, incurred professional fees associated with the bankruptcy, and recorded gains from the rejection of certain leases and other contracts. These reorganization items resulted in net expense of $2.1 million.

     Other Income (Expense), Net

     Other expense, net was $1.9 million for the three quarters ended October 2, 2005 compared to other expense, net of $0.3 million for the three quarters ended September 26, 2004. The 2005 period included $1.7 million of fees in connection with amendments to our credit agreements.

     Benefit for Income Taxes

     The benefit for income taxes for the three quarters ended October 2, 2005 relates solely to foreign subsidiaries as tax benefits associated with losses from U.S. operations are fully reserved through a tax valuation allowance. The benefit recorded in the three quarters ended October 2, 2005 includes an adjustment of $1.6 million for certain foreign tax reserves that are deemed to be no longer required.

     During the three quarters ended September 26, 2004, the Company established a valuation allowance of $128.6 million for its U.S. deferred tax assets.

     LIQUIDITY AND CAPITAL RESOURCES

     On September 19, 2005, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.

     Each of the Debtors continues to operate its business and manage its property as a debtor in possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. At a hearing held on September 20, 2005, the Bankruptcy Court granted the Company's first day motions for relief designed to stabilize its operations and business relationships with customers, vendors, employees, and others and entered orders granting permission to, among other things, pay employee salaries, wages and benefits, pay amounts owing in connection with workers' compensation and other insurance policies; utilize its existing cash management systems; continue its customer programs; pay vendors for certain critical goods and services provided prior to September 19, 2005; access, on an interim basis, of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


up to $221 million of a $240 million debtor-in-possession (DIP) revolving credit facility and $80 million of a DIP term loan. A portion of the proceeds of the debtor-in-possession revolving credit facility and all of the proceeds of the new DIP term loan facility were used to repay the Debtor's prepetition revolving credit and term loan facilities. On October 17, 2005, the Bankruptcy Court granted final approval of the $240 million DIP credit facility and $80 million DIP term loan.

     To exit Chapter 11 successfully, the Company must obtain confirmation by the Bankruptcy Court of a plan of reorganization. The Company has reached an agreement in principle with an ad hoc committee of holders of a majority of the Company's 10 3/4% Senior Secured Notes. Pursuant to that agreement in principle, the holders of the Senior Secured Notes would convert their debt into 100% of the equity of the reorganized Company, subject to dilution. The agreement in principle further provides that if unsecured creditors (to the extent that their claims are not otherwise treated as critical vendor claims or paid through assumption of their contracts during the bankruptcy cases) and the holders of the Company's Senior Subordinated Notes vote to accept the reorganization plan, then they will receive, on a pro rata basis, warrants to purchase between 5% and 10% of the equity of the reorganized Company, depending on the ultimate allowed amount of general unsecured claims. Under the agreement in principle, there would be no recovery for holders of equity securities in the Company.

     Our operations are conducted through our wholly-owned subsidiary, Foamex L.P. Our liquidity requirements consist primarily of the operating cash requirements of Foamex L.P.

     Foamex L.P.'s liquidity requirements consist principally of accounts receivable, inventory and accounts payable, scheduled payments of interest on outstanding indebtedness, capital expenditures and employee benefit plans. Historically, cash flow from Foamex L.P.'s operating activities, cash on hand and periodic borrowings under its credit agreements have been adequate to meet Foamex L.P.'s operating liquidity requirements. We are continuing to explore potential sales of non-strategic assets.

     Total debt, including amounts subject to compromise, and revolving credit borrowings at October 2, 2005 was $761.2 million, up $21.0 million from the face value of the debt at January 2, 2005. As of October 2, 2005, there were $172.7 million of revolving credit borrowings under the DIP Revolving Credit Facility with $23.9 million available for future borrowings and letters of credit outstanding of $29.1 million. Revolving credit borrowings reflect working capital requirements. While we believe that cash flows from Foamex L.P.'s operating activities, cash on hand and additional borrowings under the DIP Revolving Credit Facility will provide an adequate level of liquidity until we emerge from the Chapter 11 process, there is no assurance that we will have enough cash to meet all ongoing obligations during the Chapter 11 process.

     Cash and cash equivalents were $4.6 million at October 2, 2005 compared to $5.4 million at January 2, 2005. Working capital at October 2, 2005 was a negative $32.1 million compared to working capital at January 2, 2005 of a negative $57.1 million. The improvement is due to the reclassification of certain accounts payable and accrued liabilities to liabilities subject to compromise at October 2, 2005.

     On September 22, 2005, Foamex L.P. entered into a Debtor-in-Possession Credit Agreement (the "DIP Revolving Credit Facility") with a group of banks to provide a revolving credit facility with a maximum availability of $240.0 million. The initial borrowing under the DIP Revolving Credit Facility was used to repay outstanding obligations under the Senior Secured Credit Facility and interest under the Secured Term Loan. The DIP Revolving Credit Facility includes a $40.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable, inventory, equipment, and real estate. Substantially all of the assets of Foamex L. P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the DIP Revolving Credit Facility bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At October 2, 2005, the weighted average interest rate on borrowings was 8.13%. All borrowings under the DIP Revolving Credit Facility will mature on the earlier of March 22, 2007 or the date that the Company emerges from Chapter 11 proceedings. The lenders under the DIP Revolving Credit Facility have agreed to provide emergence financing, subject to a number of conditions, of up to $275.0 million upon the Company's emergence from Chapter 11 proceedings. The DIP Revolving Credit Facility includes both a subjective

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


acceleration clause and a lock box arrangement that requires all lock box receipts be used to repay revolving credit borrowings. Accordingly, borrowings under the DIP Revolving Credit Facility are classified as current in the accompanying condensed consolidated balance sheet at October 2, 2005.

     On September 22, 2005, Foamex L.P. entered into a Debtor-in-Possession Credit Agreement (the "DIP Term Loan") with a group of lenders to provide an $80.0 million term loan. Proceeds from the DIP Term Loan were used to repay outstanding principal under the Secured Term Loan. Borrowings under the DIP Term Loan bear interest at a rate that is either 8.00% plus the greater of the Base rate, as defined, or 6.50% or at 10.00% plus the greater of the LIBOR rate or 3.00%. At October 2, 2005, the weighted average interest rate was 13.78%. Borrowings under the DIP Term Loan are collateralized by the same collateral as the DIP Revolving Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the DIP Revolving Credit Facility and the DIP Term Loan. All borrowings under the DIP Term Loan will mature on the earlier of March 22, 2007 or the date that the Company emerges from Chapter 11 proceedings. The lenders under the DIP Term Loan have agreed to provide emergence financing, subject to a number of conditions, of $80.0 million upon the Company's emergence from Chapter 11 proceedings. The DIP Term Loan may be repaid prior to maturity by paying a prepayment premium initially set at 8% and declining ratably over a 48-month period.

     We contributed $5.4 million to our pension plans during the three quarters ended October 2, 2005. We anticipate total pension plan contributions of $7.4 million in 2005 and we may be required to make an accelerated funding contribution for 2006 to comply with requirements for underfunded plans. The amount of contributions may be materially impacted by resolution of certain legislation now pending before the U.S. Congress.

     Cash Flow from Operating Activities

     Cash used for operating activities in the three quarters ended October 2, 2005 was $43.1 million, including cash used for reorganization items of $4.6 million, compared to $10.0 million provided in the three quarters ended September 26, 2004. This is primarily due to a decline in income from operations before noncash impairment charges of $37.8 million in 2005 compared to 2004. In addition, accounts receivable were higher at October 2, 2005, primarily due to increased sales.

     Cash Flow from Investing Activities

     Investing activities provided $33.8 million for the three quarters ended October 2, 2005. Proceeds from the sale of the rubber and felt businesses were $38.7 million. Cash requirements included capital expenditures of $4.2 million and capitalized software development costs of $1.8 million. In the three quarters ended September 26, 2004, cash used for investing activities was $4.3 million. Cash requirements included capital expenditures of $4.2 million and capitalized software development costs of $2.4 million. These uses were partially offset by proceeds from asset sales of $2.2 million.

     Cash Flow from Financing Activities

     Cash provided by financing activities was $8.5 million for the three quarters ended October 2, 2005 and consisted principally of proceeds from the debtor-in-possession credit facilities reduced by repayment of debt, debt issuance costs and a decrease in cash overdrafts.

     Cash used for financing activities was $6.4 million for the three quarters ended September 26, 2004 and consisted principally of scheduled payments of the term loan under the Senior Secured Credit Facility and the net proceeds from certain asset sales used to make an additional payment on the term loan as required under the facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     Contractual Obligations

     During the three quarters ended October 2, 2005, except as required by the bankruptcy filing, there were no material changes in our contractual obligations outside of the ordinary course of business.

     Off Balance Sheet Financing

     We have no off balance sheet financing arrangements.

     Environmental Matters

     We are subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with our compliance with such laws and regulations did not have a material adverse effect on our operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded in connection with environmental matters as of October 2, 2005 was approximately $1.9 million. Although it is possible that new information or future developments could require us to reassess our potential exposure to all pending environmental matters, including those described in Note 14 to our condensed consolidated financial statements, we believe that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on our operations, financial position, capital expenditures or competitive position.

     Market Risk

     We have debt securities with variable interest rates subject to market risk for changes in interest rates. On October 2, 2005, indebtedness with variable interest rates aggregated $259.7 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $2.6 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See the "Market Risk" section under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses identified in Management's Annual Report on Internal Control Over Financial Reporting included in our Form 10-K/A filed with the Securities and Exchange Commission (the "SEC") on May 2, 2005 (the "Management Report"), our disclosure controls and procedures as of the end of the period covered by this report were not effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES.


(b)  Changes in Internal Control over Financial Reporting

     During the quarter ended October 2, 2005, we continued to strengthen our internal control over financial reporting in the following areas.

     Non-Routine Transactions and Significant Agreements. As previously disclosed, we determined that we did not have adequate controls in place to ensure the proper accounting for non-routine transactions such as the establishment of a valuation allowance on our deferred tax assets and significant agreements. This issue continues to be addressed through further implementation of comprehensive review processes and procedures for non-routine transactions and significant agreements to ensure more robust reviews and proper accounting. We have hired additional personnel in our internal audit function and retained an experienced accountant during the third quarter.

     We were the subject of an informal inquiry by the SEC relating to our internal controls. On July 11, 2005, we consented to the entry of an order by the SEC requiring us to cease and desist from committing or causing any violations of the books and records, internal control and reporting provisions of the Securities Exchange Act of 1934, as well as quarterly reporting regulations under that act. The order also requires us to undertake a process, with the assistance of a special consultant, to remediate any material weakness or significant deficiency in our internal control over financial reporting identified by us or our auditors. The special consultant has been retained and commenced work in July 2005. The special consultant issued an initial report to our Audit Committee and the SEC in early October 2005 and will be issuing further quarterly reports as required by the order.

     Other than as described above, no change in our internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information.

Item 1.   Legal Proceedings.

          Reference is made to the description of the legal proceedings contained in the Company's Annual Report on Form 10-K for the year ended January 2, 2005. The information from Note 13 to the condensed consolidated financial statements is incorporated herein by reference.

Item 3.   Defaults Upon Senior Securities

          On August 15, 2005, the Company notified the trustee of its 13 1/2% Senior Subordinated Notes that it would not remit a principal payment of $51.6 million and an interest payment of $3.5 million that were due on that date. Failure to remit the principal put the Company in default under its 13 1/2% Senior Subordinated Note Indenture and also caused the Company to be in default under its other debt agreements. The Company continues to be in default on its 13 1/2% Senior Subordinated Notes, 9 7/8% Senior Subordinated Notes and 10 3/4% Senior Secured Notes. At November 21, 2005, the total amounts in arrears, including interest computed at the stated rate through November 21, 2005 for each of these issues are $56.9 million, $154.9 million and $320.7 million, respectively. The Company's financial statements are reported under Statement of Position 90-7 and include only the amounts required thereunder.

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


                                     FOAMEX INTERNATIONAL INC.

Date:  November 21, 2005             By:  /s/ K. Douglas Ralph
                                          --------------------------------------
                                          K. Douglas Ralph
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                          Financial Officer)