Form 10-K
period 2006-01-01
FOAMEX INTERNATIONAL INC
filed 2006-04-03
CIK 912908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended January 1, 2006

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from .......... to ..........

                         Commission file number: 0-22624

                            FOAMEX INTERNATIONAL INC.
             ------------------------------------------------------
             (Exact Name of registrant as Specified in its Charter)
                             (Debtor-in-Possession)

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share.

     Indicate by a check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.  YES     NO  X
                                                   ---    ---

     Indicate by a check mark if the  registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Act. YES      NO  X
                                                ---     ---

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer        Accelerated filer       Non-accelerated filer X
                        ----                     ----                       ----

     Indicate by a check mark  whether  the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act). YES      NO  X
                                                ---     ---

       The aggregate market value of the voting stock held by nonaffiliates of the registrant as of July 3, 2005, was $14.4 million.

       The number of shares outstanding of the registrant's common stock as of March 17, 2006 was 24,509,728.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                            FOAMEX INTERNATIONAL INC.

                                      INDEX

                                                                                                               Page
Part I
         Item 1.      Business                                                                                    3
         Item 1A.     Risk Factors                                                                                9
         Item 1B.     Unresolved Staff Comments                                                                  11
         Item 2.      Properties                                                                                 11
         Item 3.      Legal Proceedings                                                                          12
         Item 4.      Submission of Matters to a Vote of Security Holders                                        13

Part II
         Item 5.      Market for Registrant's Common Equity, Related Stockholder
                           Matters and Issuer Purchase of Equity Securities                                      13
         Item 6.      Selected Financial Data                                                                    14
         Item 7.      Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                                         16
         Item 7A.     Quantitative and Qualitative Disclosures about Market Risk                                 32
         Item 8.      Financial Statements and Supplementary Data                                                32
         Item 9.      Changes in and Disagreements With Accountants
                           on Accounting and Financial Disclosure                                                32
         Item 9A.     Controls and Procedures                                                                    32
         Item 9B.     Other Information                                                                          33

Part III
         Item 10.     Directors and Executive Officers of the Registrant                                         33
         Item 11.     Executive Compensation                                                                     33
         Item 12.     Security Ownership of Certain Beneficial Owners
                           and Management and Related Stockholder Matters                                        33
         Item 13.     Certain Relationships and Related Transactions                                             33
         Item 14.     Principal Accountant Fees and Services                                                     33

Part IV
         Item 15.     Exhibits and Financial Statement Schedules                                                 34

         Signatures                                                                                              41

We will furnish a copy of any exhibit to this Annual Report on Form 10-K upon the payment of a fee equal to our reasonable expense in furnishing such exhibit.

PART I
ITEM l.  BUSINESS

General

     Foamex International Inc. (referred to in this document as the "Company, we, us and/or our") is engaged primarily in the manufacturing and distribution of flexible polyurethane and advanced polymer foam products. As of January 1, 2006, our operations are conducted through our wholly-owned subsidiary, Foamex L.P., and through Foamex Canada Inc. ("Foamex Canada"), Foamex Latin America, Inc. and Foamex Asia, Inc., which are wholly-owned subsidiaries of Foamex L.P. We were incorporated in 1993 to act as a holding company for Foamex L.P.

     We make our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements for our annual shareholders' meeting, as well as any amendments to those reports, available free of charge through our web site as soon as reasonably practicable after we electronically file that material with, or furnish it to, the Securities and Exchange Commission (the "SEC"). You can learn more about us by reviewing our SEC filings on our web site. Our SEC reports, available through www.sec.gov, which is maintained by the SEC, can be accessed through the investor relations page of our web site, which is located at www.foamex.com/investor.php.

Bankruptcy

     On September 19, 2005 (the "Petition Date"), we and certain of our domestic subsidiaries, including Foamex L.P., our primary operating subsidiary (collectively referred to as the "Debtors"), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

     We continue to operate our business and manage our property as debtors in possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. On September 29, 2005, the United States Trustee for the District of Delaware appointed an official committee of unsecured creditors in these Chapter 11 cases (the "Creditors' Committee"). The Creditors' Committee is currently comprised of The Bank of New York, the Pension Benefit Guaranty Corporation, Newcastle Partners, LP, Lyondell Chemical Corporation, Shell Chemicals L.P., Steel Partners II, L.P. and Donovan Williams. At a hearing held on September 20, 2005, the Bankruptcy Court granted various first day motions for relief designed to stabilize our operations and business relationships with customers, vendors, employees and others, and entered orders granting permission to, among other things, pay employee salaries, wages and benefits, pay amounts owing in connection with workers' compensation and other insurance policies; utilize our existing cash management systems; continue our customer programs; pay vendors for certain critical goods and services provided prior to September 19, 2005 and, access, on an interim basis, up to $221 million of a $240 million debtor-in-possession (DIP) revolving credit facility and $80 million of a DIP term loan. A portion of the proceeds of the debtor-in-possession revolving credit facility and all of the proceeds of the DIP term loan facility were used to repay Foamex L.P.'s prepetition revolving credit and term loan facilities. On October 17, 2005, the Bankruptcy Court granted final approval of the $240 million DIP revolving credit facility and the $80 million DIP term loan.

     On November 17, 2005, the Bankruptcy Court approved a motion authorizing a key executive retention program (the "KERP"). The KERP pertains to 77 employees who may receive cash distributions aggregating up to $3.2 million. In addition, certain participants, at the discretion of the Board of Directors of the reorganized Foamex, may receive additional distributions aggregating up to $1.1 million in cash or in common stock of the reorganized Foamex at a price per share that reflects the value of the equity on the effective date of the plan of reorganization. Distributions under the KERP are generally to be made on or around certain milestone dates during the Chapter 11 cases and on and subsequent to the effective date of the plan of reorganization. Cash distributions pursuant to the KERP, aggregating $0.4 million, were paid in December 2005 and additional amounts aggregating $1.1 million have been paid in February and March 2006. The common stock distributions, if any, will be made at the six month and one year anniversaries of the effective date of the plan of reorganization. The KERP also includes an additional $0.5 million discretionary cash pool to address specific employment matters and unanticipated needs that may arise during the Chapter 11 cases.

     We have notified all known or potential creditors of the Chapter 11 filings for the purposes of identifying and quantifying all prepetition claims. The Chapter 11 filings triggered defaults on substantially all debt and lease obligations. Subject to certain exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to September 19, 2005. On October 18, 2005, the Bankruptcy Court entered an order (the "Bar Date Order") requiring any person or entity holding or asserting a prepetition claim(s) against the Debtors to a file a written proof of claim with the Debtors' claims processing agent on or before December 8, 2005 (the "Bar Date"), and, for Governmental Units (as defined in the Bankruptcy Code) holding a prepetition claim(s) against the Debtors' on or before March 20, 2006. With certain enumerated exceptions, the Bar Date Order further provides that any person or entity which fails to timely file a proof of claim will, among other things, be forever barred, estopped and enjoined from asserting a prepetition claim against the Debtors.

     The Debtors are currently assessing all of the proofs of claim filed as of the Bar Date. As of March 20, 2006, 1,173 proofs of claim are outstanding in the Chapter 11 cases in the aggregate amount of approximately $3,576.2 million. The Debtors believe that this amount is vastly overstated and have devoted substantial time and effort to the claims reconciliation process. The Debtors have already objected to and expect to object to a number of additional claims throughout the Chapter 11 cases in an effort to reduce substantially the number and amount of claims that will be allowed as part of the bankruptcy cases.

     The uncertainty regarding our future prospects may hinder our ongoing business activities and our ability to operate, fund and execute our business plan by impairing relations with existing and potential customers; negatively impacting our ability to attract and retain key employees; limiting our ability to obtain trade credit; impairing present and future relationships with vendors and service providers; and impairing our ability to continue to operate as a going concern.

     As a result of the Chapter 11 filings, realization of assets and liquidation of liabilities are subject to significant uncertainty. While operating as a debtor-in-possession under the protection of Chapter 11, and subject to Bankruptcy Court approval or otherwise as permitted in the ordinary course of business, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in our financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our historical financial statements, which do not give effect to any adjustment to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

     To exit Chapter 11, we must obtain confirmation by the Bankruptcy Court of a Chapter 11 plan. On December 23, 2005, we filed a Disclosure Statement and Proposed Plan of Reorganization (the "Plan") with the Bankruptcy Court. The Plan is designed to complete a financial restructuring which will result in a reduction of approximately $500 million of total debt from prepetition amounts. The Plan was supported by an ad hoc committee of the Company's Senior Secured Noteholders comprising more than 50% of the outstanding principal amount of Senior Secured Notes. The terms of the Plan include the following:

o    Holders  of  Allowed  Administrative  Claims,   Priority  Tax  Claims,  DIP
     Financing Claims, Other Priority Claims, and Other Secured Claims will receive full payment in cash;

o Holders of Allowed Senior Secured Note Claims will receive a pro rata share of 100% of new common stock of the reorganized Foamex, subject to dilution, provided that the class of such Claims votes to accept the Plan;

o Holders of Allowed Senior Subordinated Note Claims will receive a pro rata share of warrants to purchase up to 5% of new common stock of the reorganized Foamex, subject to dilution, provided that the class of such Claims votes to accept the Plan;

o Holders of Allowed General Unsecured Claims will receive a pro rata share of $1.5 million, provided that the distribution does not exceed 5% of the allowed amount of each such claim and provided that the class of such Claims votes to accept the Plan;

o Holders of our existing Preferred Stock and Common Stock will not receive any distribution under the Plan and their shares will be cancelled on the effective date of the Plan.

     Since the Company filed its Plan, the Company and its advisors have continued to work with its significant creditor constituencies and their respective advisors to negotiate a fully consensual plan of reorganization. The Company expects that it will continue to do so in the hope of agreeing with these constituents on the terms of a fully consensual plan. There can be no guarantee that the Company will file and/or confirm such a plan. However, even in the absence of a fully consensual plan, it is likely that the Company will need to modify the plan that is currently on file with the Bankruptcy Court.

Segments

     We believe we are the largest manufacturer and distributor of flexible polyurethane and advanced polymer foam products in North America. We have numerous manufacturing facilities dedicated to specific product lines as well as facilities with the capability to support multiple product lines. Each of our business segments has a customer base that is significantly different from the other segments. Our senior executives direct sales efforts for each of our business segments. See Note 15 to the consolidated financial statements on page F-35.

     Our five business segments are described below.

     Foam Products

     Our foam products are used in various market segments, such as bedding, furniture, recreational and consumer. These foams are distributed directly from manufacturing facilities or indirectly through independent fabricator distributors. The bedding industry uses these foams in quilting rolls, toppers, cores and border rolls for mattresses. In the furniture industry, the foams are generally used for upholstered seating products. The recreational market segment uses our foams primarily for cushioning, while the consumer market utilizes these foams in a broad range of products, such as mattress overlay pads, leisure furniture, futons and pillows. Foam products are generally sold in large volumes on a regional basis because of high shipping costs.

     The development and introduction of value-added products continues to be a priority including Sensus(R), Quiltflex(R), Pillowflex(R), viscoelastic "memory" foams and other high performance foam products for the bedding industry, which maintain their properties better than other foams and materials.

     Carpet Cushion Products

     We manufacture and distribute carpet cushion products, which include prime and rebond carpet padding. Prime carpet padding is made from virgin polyurethane foam, which is formed into buns and sliced into sheets. Rebond carpet padding is primarily made from recycled foam, which is shredded into small pieces, processed and then bonded using a polyurethane chemical adhesive. Rebond manufacturing requires the management of a comprehensive recycling business that includes an extensive internal and external collection network from the automotive and foam industries on a worldwide basis. Our rubber and felt carpet cushion businesses were sold to Leggett & Platt, Incorporated on April 29, 2005 for net cash proceeds of $38.7 million. See Note 8 to the consolidated financial statements on page F-21.

     Automotive Products

     We believe we are one of the largest suppliers of polyurethane foam products to the North American automotive industry. Our product lines include: foam rolls and flame-laminated composites, to improve comfort and provide pleasing appearance in seat covers; engineered foams and flame laminated composites for headliner and other interior soft-trim applications; ridged thermoformable foams, to provide structure and shape in various substrate applications; acoustical foams, to reduce noise and improve sound quality in the vehicle; barrier foam products, which allow our customers to more efficiently
process   components  with  low-pressure   injection-molding   or
foam-in-place manufacturing methods; molded energy-absorbing foams, to enhance occupant safety in vehicle crash situations; and molded seating cushions.

     We have the ability to conduct most original equipment manufacturer ("OEM") fabric composite testing in our A2LA accredited laboratory, located in Auburn, Indiana. This testing is required to meet Federal Motor Vehicle Safety Standards.

     We supply our product lines through a range of tiers in the automotive industry supply chain, varying greatly depending on the specific application and the OEM. Most frequently, we supply to Tier 1 system integrators, which in turn provide components and systems to the OEMs. In conjunction with these efforts, we maintain direct contact with OEMs for material specification development, appearance approvals, and new product development initiatives.

     Technical Products

     We believe we are one of the industry's prime innovators and suppliers of specialty foam material, which we refer to as "Technical Products," for a diverse array of markets and industries. Technical Products can be tailored to meet a wide variety of energy and fluid management challenges and are found in automotive, industrial, electronics, consumer, medical, and other markets. Technical Products are commonly used in applications such as gasketing and sealing systems for automobiles, inkjet printer cartridges, rollers in digital imaging equipment, noise and vibration damping for computer disc drives, air and fluid filtration in cars and aircraft, medical devices, and numerous consumer items such as sponges, mops, paint brushes and cosmetic applicators. Due to the highly specialized nature of most Technical Products, a technical staff of engineering and research and development experts work with customers to design, develop and manufacture products to meet specific requirements. We provide technical support from product conceptualization through prototyping and production and work closely with the product developers, engineers, brand managers and research and development staffs of both major OEMs in specific markets and with the industry's premier foam fabricators to deliver innovative solutions to their product needs and challenges.

     Other

     Other  consists   primarily  of  certain   manufacturing   and  fabrication
operations in Mexico City, corporate expenses not allocated to the other business segments and impairment, restructuring and other charges.

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

     Carpet Cushion Products sells carpet padding to distributors, major home centers, floor covering retail chains and independent retailers.

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

     We market our Technical Products directly to major OEMs in the Automotive, Industrial, Electronics, Consumer and Medical sectors where we provide engineering, research and development resources to assist these customers in developing innovative solutions to their most demanding technical requirements. We also market our Technical Products through a network of independent fabrication and distribution companies in North America, the United Kingdom and Asia. These fabricators or distributors often further process or finish Technical Products to meet the specific needs of end users. Our specialty and technical foams service unique end user requirements and are generally sold at relatively high margins. This business is characterized by a diversity and complexity of both customers and applications.

International Operations

     Our international operations are located in Canada, Mexico and Asia. We have operated four manufacturing facilities in Canada to service our foam products and automotive customers and have five facilities in Mexico serving the automotive and cushioning industries. On March 7, 2006, we announced the closure of two manufacturing facilities, including a foam pouring facility, in Toronto, Canada. Four of the facilities in Mexico are located within the Mexican free trade zones close to the U.S. border and primarily service automotive customers. Our Mexico City facility services both automotive and foam fabrication customers.

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

Major Customers

     Sales to Johnson Controls, which are included in Automotive Products, accounted for approximately 10.7% of our net sales in 2005, 12.5% of our net sales in 2004, and 16.3% of our net sales in 2003. No other customer accounted for more than 10.0% of our net sales during any of the past three years. Net sales to our five largest customers comprised approximately 27.1% of our net sales in 2005, 29.6% of our net sales in 2004 and 34.7% of our net sales in 2003. The loss of any one of these customers could have a material adverse effect on our business.

Manufacturing and Raw Materials

     Our manufacturing and distribution facilities are strategically located to service our major customers because the high freight cost in relation to the cost of foam products generally results in distribution being most cost-effective within a 200 to 300 mile radius. The square footage of our foam manufacturing facilities is significant as foam production requires a large area for curing or lay down space.

     Our fabrication process involves cutting foam buns into various shapes and sizes to meet customer specifications. Scrap foam, a byproduct of foam production and fabrication, is used to produce rebond carpet padding.

     Raw materials account for over 75% of our manufacturing costs. The two principal chemicals used in the manufacture of flexible polyurethane foam are toluene diisocyanate, or "TDI," and polyol. There are a limited number of major suppliers of TDI and polyol. We generally have alternative suppliers for each major raw material. We believe that we could find alternative sources of supply should we cease doing business with any one of our major suppliers, although there may be some delay in replacing a major supplier. A disruption in our ability to obtain TDI and/or polyol that continues for a significant period of time could cause us to suspend or curtail some of our manufacturing operations, which could have a material adverse effect on our business and results of operations. In September and October 2005, the supply of TDI was disrupted as a major supplier closed a plant permanently and other sources of supply were curtailed for a period of time by Hurricanes Rita and Katrina. Production of foam was reduced throughout the industry and foam was allocated to customers for a period of time.

     The prices of TDI and polyol have historically been cyclical and volatile. The prices of these raw materials are influenced by demand, manufacturing capacity, oil and natural gas prices and the current geopolitical instability and its impact on oil production and prices. We experienced increases of more than 40% in the weighted average price of raw materials from major chemical manufacturers from the fourth quarter of 2004 to the fourth quarter of 2005 and prices were at an all-time high at the end of 2005. We attempt to offset raw material price increases through selling price increases and manufacturing process efficiencies, but we were only partially able to do so for the full year ended January 1, 2006. We were able to implement significant selling price increases in the fourth quarter of 2005. In the future, we may not be successful in implementing selling price increases to fully recover raw material cost increases. Competitive pricing pressure may also require us to adjust our selling prices or lose volume.

     A key material needed in the manufacture of rebond carpet padding is scrap foam. We internally generate a substantial portion of the scrap foam used in the production of rebond carpet padding from our other operations. Historically, the market price of rebond carpet padding has fluctuated with the market price of scrap foam.

Employees

     As of January 1, 2006, we employed approximately 5,000 persons. Approximately 1,400 of these employees are located outside the United States including approximately 800 covered by collective bargaining agreements with labor unions. Approximately 900 United States employees are covered by collective bargaining agreements at seven facilities. These agreements expire on various dates through September 8, 2008. We consider relations with our employees to be good.

Competition

     The flexible polyurethane foam industry is highly competitive with price, quality, service and product offerings being significant competitive factors. Our competitors in the polyurethane foam industry include E. R. Carpenter Company, Leggett & Platt, Incorporated, Hickory Springs Manufacturing Company, Flexible Foam Products, Inc., Future Foam, Inc., Crest Foam Industries, Inc., Wm. T. Burnett & Co. and The Woodbridge Group. None of these competitors individually competes in all of the business segments in which we do business.

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

Research and Development

     We believe we have a leading research and development capability in the flexible polyurethane foam industry. Our primary research and development facility is located in Eddystone, Pennsylvania. Expenditures for research and development amounted to $2.3 million for 2005, $2.8 million for 2004 and $3.6 million for 2003.

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

ITEM 1A.  RISK FACTORS

     In addition to the other information in this Annual Report on Form 10-K, investors should carefully consider the following factors about us. Certain statements in "Risk Factors" are forward-looking statements. See item 7 - Managements' Discussion and Analysis of Financial Condition and Results of Operations - "Forward-Looking Statements."

Based on the current terms of our proposed Plan of Reorganization, we expect our existing shareholders' investment to be extinguished.

     If our proposed Plan or a similar plan is confirmed and implemented, our existing common and preferred stock will be cancelled and current shareholders will receive no distribution or other consideration in exchange for their shares.

Operating in bankruptcy imposes significant risks on our operations. We cannot predict when we will confirm a plan of reorganization and successfully emerge from bankruptcy.

     We are not certain about when we will emerge from bankruptcy. The timing of our emergence from bankruptcy and the terms of our emergence may affect our relationships with our creditors, customers, suppliers and employees and have a significant impact on our business, financial condition and results of operations. Our ability to continue operating in bankruptcy as a going concern and to emerge from bankruptcy will depend upon the following factors, among others:

     o our ability to reach agreement with our creditors regarding a plan of reorganization or otherwise to "cramdown" a plan in order to emerge from bankruptcy;

     o our ability to comply with and operate under the terms of the debtor-in-possession financing we obtained upon filing for bankruptcy and any cash management orders entered by the Bankruptcy Court from time to time, which subject the debtor entities to restrictions, including restrictions on paying dividends and transferring cash and other assets;

     o our ability to maintain adequate debtor-in-possession financing and to generate cash from operations;

     o the ability of our non-debtor subsidiaries to generate cash from operations or obtain financing, if necessary;

     o our ability to access exit financing sufficient to fund emergence and to fund our operations after emergence from bankruptcy on reasonable terms;

          o    our ability to retain key employees; and

          o our ability to maintain good customer and supplier relationships in light of developments in our bankruptcy cases and the terms of our emergence.

As a result of our Chapter 11 cases, our historical financial information will not be indicative of our future financial performance.

     Our capital structure will likely be significantly changed under any plan of reorganization. Under fresh start accounting rules that may apply to us upon the effective date of any plan of reorganization, our assets and liabilities would be adjusted to fair values and our accumulated deficit would be restated to zero. Accordingly, if fresh start accounting rules apply, our financial condition and results of operations following our emergence from Chapter 11 would not be comparable to the financial condition or results of operations reflected in our historical financial statements.

     The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. As discussed in Part II, Item 8, Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 1, Bankruptcy and Basis of Presentation, there is significant uncertainty as to changes in our ownership. Our plans concerning this matter also are described in Note 1 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Our historical financial information will not be indicative of our financial performance following our emergence from the bankruptcy case upon the implementation of a plan of reorganization approved by the Bankruptcy Court. Under American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," certain of our outstanding debt is classified as liabilities subject to compromise, and interest expense on the unsecured portion of this debt has not been accrued since September 19, 2005 (the "Petition Date"). From the Petition Date through January 1, 2006, contractual interest expense not accrued or recorded on pre-petition debt aggregated approximately $6.5 million. This calculation excludes the impact of any compounding of interest on unpaid interest that may be payable under the relevant contractual obligations, as well as any interest that may be payable under a plan of reorganization to trade or other creditors.

     We have net operating loss carryforwards for U.S. federal income taxes aggregating $291.6 million at January 1, 2006. If we are successful in emerging from Chapter 11, it is likely that the net operating loss carryforwards will be reduced (and possibly eliminated) depending upon the terms of a confirmed plan of reorganization.

     In connection with the Chapter 11 cases and the development of any plan of reorganization, it is also possible that additional restructuring and similar charges may be identified and recorded in future periods. Such charges could be material to our consolidated financial position and results of operations in any given period.

The prices of raw materials account for a significant portion of our manufacturing costs. We have experienced significant increases in raw material costs since the middle of 2002. Our ability to pass on cost increases may be hindered by competition or selling price increases may encourage substitutions for foam in the bedding and furniture industries.

     The two principal chemicals used in the manufacture of flexible polyurethane foam are TDI and polyol. Prices are influenced by demand, manufacturing capacity and oil and natural gas prices. Historically, the prices of raw materials have been cyclical and volatile and our principal suppliers of raw materials used in the manufacture of flexible polyurethane foam have significantly increased the price of raw materials several times over the past several years.

     We have been more successful in implementing selling price increases in the fourth quarter of 2005 than historically. However, these price increases have reduced volumes and have created the potential for the substitution of other materials by our customers.

We depend on a limited number of suppliers of TDI and polyol.

     There are a limited number of major suppliers of TDI and polyol and their manufacturing capacity is concentrated on the U.S. Gulf Coast. A disruption in our ability to obtain TDI and polyol that continues for a significant period of time could cause us to suspend all or a portion of our manufacturing operations, which could have a material adverse effect on our business and results of operations. Two recent examples of such disruptions were Hurricanes Rita and Katrina.

We must effectively manage our other operating expenses.

     In addition to our ability to effectively increase selling prices in response to raw material cost increases, we must manage and control our other operating expenses. If we are unable to achieve reductions in other operating expenses and in our selling, general and administrative expenses, there could be a material adverse effect on our business, financial condition and results of operations.

We rely on a few large customers for a significant portion of our net sales.

     A few of our customers are material to our business and operations. Sales to our five largest customers together accounted for approximately 27.1% of our net sales in 2005, 29.6% of our net sales in 2004, and 34.7% of our net sales in 2003. Sales to Johnson Controls, our largest customer, accounted for approximately 10.7% of our net sales in 2005, 12.5% of our net sales in 2004 and 16.3% of our net sales in 2003. The loss, or a substantial decrease in the amount, of purchases by any of our major customers could adversely affect our financial position and results of operations.

Our customers' financial condition may have a material adverse effect on our business, financial condition and results of operations.

     In the ordinary course of business, we extend trade credit to our customers. In the event our customers, in the aggregate or certain significant customers, are not able to pay us for our products on a timely basis or at all, there could be a material adverse effect on our business, financial condition and results of operations. Recent increases in selling prices to our customers may increase the risk that some customers may not be able to pay us on a timely basis or at all.

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

Our business has excess capacity and is cyclical.

     The polyurethane foam business has limited financial barriers to entry and presently has excess capacity. The business is also cyclical to the extent that our customers are in cyclical industries. We are especially subject to the cyclical nature of the automotive, housing, technology and furniture and bedding industries. A protracted downturn in the businesses of our customers in any of these industries, either simultaneously or sequentially, could have a material adverse effect on our results of operations. In particular, problems facing the North American automotive industry have negatively impacted our automotive business and may continue to do so. In 2005, we recorded impairment charges of $35.4 million for the entire amount of goodwill applicable to the Automotive Products operating segment.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

       None.

ITEM 2.  PROPERTIES

     As of January 1, 2006, we maintained 44 manufacturing and distribution facilities. Total floor space in use at our 12 owned facilities is approximately
2.9 million square feet and total floor space in use at our 32 leased facilities is approximately 3.9 million square feet. 35 of these facilities are located throughout 28 cities in the United States, four facilities are located in Canada, and five facilities are located in Mexico. We have approximately 1.5 million square feet of idle space.

     We have closed certain manufacturing facilities, warehouse locations, and administrative offices as part of our restructuring process and it is possible that additional closures will be implemented prior to our emergence from Chapter
11. On March 7, 2006, we announced the closure of two manufacturing facilities, including a foam pouring facility, in Toronto, Canada and on March 20, 2006, we announced the closure of our foam pouring facility in Orlando, Florida. To the extent possible, we have utilized our ability under Section 365(a) of the Bankruptcy Code to reject unexpired real property leases and executory contracts for the closures made to date and expect to continue to utilize this authority in any future closures.

     We do not anticipate any problem in renewing or replacing any of the ten leases expiring in 2006. The earliest lease termination date for any of our foam production facilities is 2009.

     We  maintain  a  leased   corporate   administrative   office  in  Linwood,
Pennsylvania and a leased administrative office in Novi, Michigan for the Automotive Products segment.

     We do not report facility information by business segment since many of our facilities produce products for multiple business segments.

ITEM 3.  LEGAL PROCEEDINGS

     Litigation

     We and our subsidiaries are party to various lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations. If management's assessment of the liability relating to these actions is incorrect, these actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of January 1, 2006, we have accrued approximately $0.8 million for litigation, claims and other legal matters (the "Litigation Matters") in addition to the environmental matters discussed below. The claims relating to the Litigation Matters are liabilities subject to compromise that are capable of being treated under the Plan as general unsecured claims.

     As a consequence of our Bankruptcy, all litigation pending against the Debtors on the Petition Date was stayed automatically by Section 362 of the Bankruptcy Code and, absent further order of the Bankruptcy Court granting relief from the automatic stay, no party may take any action in respect of such litigation or to recover on pre-petition claims against the Debtors. In addition, pursuant to Section 365 of the Bankruptcy Code, the Debtors have rejected and may reject pre-petition executory contracts and unexpired leases, and the non-debtor parties to contracts or leases that have been or will be rejected have asserted or may in the future assert damages for breach of such contracts or leases as permitted by the Bankruptcy Code.

     Environmental and Health and Safety

     We are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, are from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of January 1, 2006, we had accruals of approximately $2.1 million for environmental matters, including approximately $1.9 million related to remediating and monitoring soil and groundwater contamination and approximately $0.2 million relating to PRP sites and other matters (the "PRP Site Matters"). The claims relating to PRP Site Matters are liabilities subject to compromise and are capable of being treated under the Plan as general unsecured claims.

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

     We have reported to state authorities that we have found soil and/or groundwater contamination in excess of state standards. Seven sites are in various stages of investigation or remediation. The extent of contamination and the ultimate liability is not known with certainty for all sites.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

     Our common stock was traded through the National Association of Securities Dealers, Inc. National Market System (the "NASDAQ") under the symbol "FMXI" until it was delisted by NASDAQ effective with the opening of business on September 28, 2005, due to public concerns raised by our bankruptcy filing, concerns regarding the residual equity interest of the existing listed securities holders, and concerns regarding our ability to sustain compliance with all requirements for continued listing on NASDAQ. Subsequent to that date, our common stock has been traded on the Pink Sheets under the symbol "FMXIQ.PK".

     The following table sets forth the high and low bid prices for the common stock.

     2005                                             High              Low
                                                    --------          -------
     Quarter Ended April 3                           $3.82             $1.11
     Quarter Ended July 3                            $2.10             $1.05
     Quarter Ended October 2                         $1.33             $0.03
     Quarter Ended January 1, 2006                   $0.06             $0.02

     2004
     Quarter Ended March 28                          $5.22             $3.15
     Quarter Ended June 27                           $5.42             $3.07
     Quarter Ended September 26                      $5.03             $2.88
     Quarter Ended January 2, 2005                   $4.18             $3.23

     As of March 17, 2006, there were 128 holders of record of the common stock. On March 17, 2006, the closing price of our common stock was $0.06.

     There were no cash dividends paid on our common stock during the past two fiscal years and none will be paid during our Chapter 11 cases. The payment of any future dividends thereafter will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition and requirements, restrictions in financing agreements, business conditions and other factors. We are a holding company whose assets consist primarily of a wholly-owned subsidiary, Foamex L.P. Consequently, our ability to pay dividends is dependent upon the earnings of Foamex L.P. and any future subsidiaries and the distribution of those earnings to us and loans or advances by Foamex L.P. and any such future subsidiaries. The ability of Foamex L.P. to make distributions is restricted by the terms of financing agreements and by the bankruptcy proceedings described in Item 1. Due to such restrictions, we expect to have only limited access to the cash flow generated by Foamex L.P. for the foreseeable future. See Item 7 - Managements' Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources
- Debt Covenants.

Equity Compensation Plan Information

     The following table summarizes information about the Foamex International Inc. 1993 Stock Option Plan and the Foamex International Inc. 2002 Stock Award Plan for Directors, Executive Officers and Key Employees. This information is as of January 1, 2006.

                                                             Number of          Weighted        Number of  Securities
                                                         Securities to be       Average         Available for Future
                                                            Issued Upon         Exercise        Issuance Under Equity
                                                            Exercise of         Price of         Compensation Plans
                                                            Outstanding        Outstanding       (Excluding Securities
Plan Category                                                Options            Options             Outstanding)
------------------------                                 ----------------     -----------       ----------------------
Equity compensation plans approved by stockholders          3,620,767            $4.30                2,697,374
Equity compensation plans not approved by stockholders              -              N/A                        -
                                                            ---------            -----                ---------
Total                                                       3,620,767            $4.30                2,697,374
                                                            =========            =====                =========

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected historical consolidated financial data. The financial data should be read in conjunction with the consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K.

                                                                         Fiscal Year (1)
                                                     2005         2004           2003          2002        2001 (2)
                                                  ----------   ----------     ----------    -----------   ---------
                                                          (thousands, except for earnings per share)
Statements of Operations Data
   Net sales                                      $1,311,611   $1,266,394     $1,304,560    $1,328,094    $1,252,904
   Gain on sale of businesses                     $   29,719   $        -     $        -    $        -    $        -
   Income (loss) from continuing
     operations (3)(4)                            $  (52,745)  $ (150,933)    $  (21,489)   $   60,948    $   (5,612)
   Basic earnings (loss) per share from
     continuing operations                        $    (2.15)  $    (6.17)    $    (0.88)   $     2.51    $    (0.24)
   Diluted earnings (loss) per share from
continuing operations                             $    (2.15)  $    (6.17)    $    (0.88)   $     2.32    $    (0.24)

Balance Sheet Data
   Total assets                                   $  601,320   $  645,710     $  789,906    $  813,577    $  766,962
   Current portion of long-term debt              $  240,804   $  182,038     $  112,002    $       46    $   18,063
   Long-term debt, excluding current portion (5)  $      366   $  568,461     $  633,621    $  738,540    $  648,232
   Liabilities subject to compromise              $  635,965   $        -     $        -    $        -    $        -
   Stockholders' deficiency                       $ (415,714)  $ (358,313)    $ (203,116)   $ (189,733)   $ (180,746)

(1) We changed to a fiscal year from a calendar year during 2002. We have a 52 or 53-week fiscal year ending on the Sunday closest to the end of the calendar year. The 2005 fiscal year included 52 weeks ended January 1, 2006. The 2004 fiscal year included the 53 weeks ended January 2, 2005. The 2002 fiscal year included the 52 weeks ended December 29, 2002 after adjustment for December 31, 2001 which was included in the prior year.

(2) Includes the results of operations of General Foam Corporation from July 25, 2001, the date it was acquired.

(3) Includes net impairment, restructuring and other charges (credits), as discussed in Note 7 to the consolidated financial statements included in this Annual Report on Form 10-K. Listed below are the pretax charges (credits).

     2005 - $52.2  million
     2004 - $ 3.2  million
     2003 - $(1.8) million
     2002 - $ 4.8  million
     2001 - $36.1  million

(4) During 2004, we established a valuation allowance for our U.S. deferred tax assets as we determined that it was not likely that we would be able to generate sufficient amounts of future U.S. taxable income to utilize our net operating loss carryforwards and realize other deferred tax assets. The establishment of the valuation allowance reduced income from continuing operations by $128.6 million in 2004. During 2002, we determined that it was more likely than not that our net deferred tax assets would be realized in the future. Accordingly, we reversed a previously recorded valuation allowance which increased income from continuing operations by $77.3 million in 2002.

(5) Excludes long-term debt of $500.9 million that is included in Liabilities Subject to Compromise at January 1, 2006.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Annual Report on Form 10-K and those that may be made in the future by us or on our behalf which are identified as forward-looking, we note that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements, such as the ability to implement customer selling price increases in response to higher raw material costs, raw material price increases, general economic conditions, the interest rate environment, the level of automotive production, carpet production, furniture and bedding production, and housing starts, the outcome of proceedings in our Chapter 11 cases, the completion of various restructuring/consolidation plans, the achievement of management's business plans, our capital and debt structure (including various financial covenants), litigation and changes in environmental legislation and environmental conditions. The forward-looking statements contained in this Annual Report on Form 10-K were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond our control.

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

EXECUTIVE SUMMARY

Overview

     We operate in the flexible polyurethane and advanced polymer foam products industry. Our operations are primarily conducted through our wholly-owned subsidiary, Foamex L.P. Business segments are listed below and business segment financial information is included in Note 15 to our consolidated financial statements. Please see Part I, Item 1, "Business" for a more complete description of the activities of our business segments.

     An executive vice president heads each of our principal operating segments. Each executive vice president is responsible for developing budgets and plans as well as directing the operations of the segment. The performance of each operating segment is measured based upon income from operations, excluding impairment, restructuring and other charges and corporate overhead. We do not allocate impairment, restructuring and other charges to operating segments because many of our facilities produce products for multiple segments.

     Foam Products - manufactures and markets cushioning foams for bedding, furniture, recreational and consumer applications.

     Carpet Cushion Products - manufactures and distributes prime and rebond carpet padding.

     Automotive Products - manufactures and distributes automotive foam products and laminates to major Tier 1 suppliers and OEMs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Technical Products - manufactures and markets reticulated and other specialty foams used for reservoiring, filtration, gasketing and sealing applications.

     Other - primarily consists of certain manufacturing and fabrication operations in Mexico City, corporate expenses not allocated to the other business segments and impairment, restructuring and other charges (credits).

     Our sales are primarily to markets in the United States. These sales are impacted by economic conditions in several sectors of the United States economy, including consumer spending, sales of new and existing homes, the overall level of passenger car and light truck production and seasonality.

     A small number of major customers produce a significant portion of our net sales. In 2005, our largest customer provided approximately 10.7% of our net sales and our five largest customers provided approximately 27.1% of our net sales. Two of our five largest customers are customers of the Automotive Products segment and three are customers of the Foam Products segment. The following discussion should be read in conjunction with the consolidated financial statements and related notes included in this Annual Report on Form 10-K.

     Operations

     The following table includes key elements of our financial statements expressed as a percentage of net sales for the years 1999 through 2005, except for net cash provided by (used for) operating activities which is expressed in millions of dollars.

                                    2005       2004       2003       2002          2001         2000       1999
                                 ---------- ---------- ---------- ----------    ----------   ---------- ----------
Net Sales                          100.0%     100.0%     100.0%     100.0%       100.0%       100.0%      100.0%

Cost of Goods Sold                  89.6%      88.8%      89.0%      89.2%        85.8%        86.3%       86.1%

Gross Profit Margin                 10.4%      11.2%      11.0%      10.8%        14.2%        13.7%       13.9%

Selling, General and
   Administrative Expenses           6.3%       6.9%       6.3%       7.1%         6.4%         5.5%        5.9%

Operating Income Margin              0.1%       4.0%       4.8%       3.3%         4.9%         7.7%        7.2%

Interest and Debt
   Issuance Expense                  6.1%       6.1%       6.8%       5.2%         5.0%         6.0%        5.6%

Net Cash Provided by (Used
   for) Operating Activities      $(22.9)     $(1.0)     $17.5     $(50.4)      $106.4        $51.0       $58.7

     As demonstrated by the table above, our results significantly deteriorated in 2002 and improved only marginally in 2003 and 2004 before declining again for 2005 as a whole. Our gross profit margin has been reduced by more than three percentage points compared to 2001 while selling, general and administrative expenses and interest and debt issuance expense have both increased. Net sales dollars have been relatively flat over the seven year period with 2005 representing an increase of 1.3% compared to 1999.

     During the first three quarters of 2005 our gross profit margin continued to erode and was 6.3% for the third quarter and 7.1% for the first three quarters. In the third quarter of 2005, three suppliers of TDI closed production facilities that had accounted for approximately 10% of global supply. In addition, the evacuation of portions of the U. S. Gulf Coast states as a result of Hurricanes Katrina and Rita caused curtailment of TDI and polyol production at several facilities in that area. The reduced availability of raw materials caused temporary shortages of foam production throughout the industry. Partially as a result of these shortages, we were able to implement significant price increases on an immediate basis during the fourth quarter of 2005, particularly in our Foam Products Operating segment. As a result, our gross profit margin was 19.8% in the fourth quarter, a portion of which was temporary due to market conditions and inventory impacts on our cost of goods sold. We expect that our gross profit margin in future periods will be more consistent with historical levels prior to 2005 as reflected in the above table, depending on future supply and demand considerations, but there can be no assurance that our expectations will be realized.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Our management is focusing on restoring and maintaining profitability by concentrating on the following key areas:

     o Maintaining selling price increases to recover raw material and manufacturing cost increases.

     o    Managing raw material costs.

     o Developing new value-added products that leverage our technical capability and entering new markets with increased profit potential.

     o    Closing or selling unprofitable or non-core plants and businesses.

     o Controlling labor and overhead costs both in manufacturing and administration.

     On September 19, 2005 (the "Petition Date"), we and certain of our domestic subsidiaries, including Foamex L.P., our primary operating subsidiary (collectively referred to as the "Debtors"), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

     We continue to operate our business and manage our property as debtors in possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. On September 29, 2005, the United States Trustee for the District of Delaware appointed an official committee of unsecured creditors in these Chapter 11 cases (the "Creditors' Committee"). The Creditors' Committee is currently comprised of The Bank of New York, the Pension Benefit Guaranty Corporation, Newcastle Partners, LP, Lyondell Chemical Corporation, Shell Chemicals L.P., Steel Partners II, L.P. and Donovan Williams. At a hearing held on September 20, 2005, the Bankruptcy Court granted various first day motions for relief designed to stabilize our operations and business relationships with customers, vendors, employees and others, and entered orders granting permission to, among other things, pay employee salaries, wages and benefits, pay amounts owing in connection with workers' compensation and other insurance policies; utilize our existing cash management systems; continue our customer programs; pay vendors for certain critical goods and services provided prior to September 19, 2005 and, access, on an interim basis, up to $221 million of a $240 million debtor-in-possession (DIP) revolving credit facility and $80 million of a DIP term loan. A portion of the proceeds of the debtor-in-possession revolving credit facility and all of the proceeds of the DIP term loan facility were used to repay the Foamex L.P.'s prepetition revolving credit and term loan facilities. On October 17, 2005, the Bankruptcy Court granted final approval of the $240 million DIP revolving credit facility and the $80 million DIP term loan.

     On November 17, 2005, the Bankruptcy Court approved a motion authorizing a key executive retention program (the "KERP"). The KERP pertains to 77 employees who may receive cash distributions aggregating up to $3.2 million. In addition, certain participants, at the discretion of the Board of Directors of the reorganized Foamex, may receive additional distributions aggregating up to $1.1 million in cash or in common stock of the reorganized Foamex at a price per share that reflects the value of the equity on the effective date of the plan of reorganization. Distributions under the KERP are generally to be made on or around certain milestone dates during the Chapter 11 cases and on and subsequent to the effective date of the plan of reorganization. Cash distributions pursuant to the KERP, aggregating $0.4 million, were paid in December 2005 and additional amounts aggregating $1.1 million have been paid in February and March 2006. The common stock distributions, if any, will be made at the six month and one year anniversaries of the effective date of the plan of reorganization. The KERP also includes an additional $0.5 million discretionary cash pool to address specific employment matters and unanticipated needs that may arise during the Chapter 11 case.

     We have notified all known or potential creditors of the Chapter 11 filings for the purposes of identifying and quantifying all prepetition claims. The Chapter 11 filings triggered defaults on substantially all debt and lease obligations. Subject to certain exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to September 19, 2005. On October 18, 2005, the Bankruptcy Court entered an order (the "Bar Date Order") requiring any person or entity holding or asserting a prepetition

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


claim(s) against the Debtors to a file a written proof of claim with the Debtors' claims processing agent on or before December 8, 2005 (the "Bar Date"), and, for Governmental Units (as defined in the Bankruptcy Code) holding a prepetition claim(s) against the Debtors' on or before March 20, 2006. With certain enumerated exceptions, the Bar Date Order further provides that any person or entity which fails to timely file a proof of claim will, among other things, be forever barred, estopped and enjoined from asserting a prepetition claim against the Debtors.

     The Debtors are currently assessing all of the proofs of claim filed as of the Bar Date. As of March 20, 2006, 1,173 proofs of claim are outstanding in these cases in the aggregate amount of approximately $3,576.2 million. The
Debtors believe that this amount is vastly overstated and have devoted substantial time and effort to the claims reconciliation process. The Debtors have already objected to and expect to object to a number of additional claims throughout the Chapter 11 cases in an effort to reduce substantially the number and amount of claims that will be allowed as part of the bankruptcy cases.

     The uncertainty regarding our future prospects may hinder our ongoing business activities and our ability to operate, fund and execute our business plan by impairing relations with existing and potential customers; negatively impacting our ability to attract and retain key employees; limiting our ability to obtain trade credit; impairing present and future relationships with vendors and service providers; and impairing our ability to continue to operate as a going concern.

     As a result of the Chapter 11 filings, realization of assets and liquidation of liabilities are subject to significant uncertainty. While operating as a debtor-in-possession under the protection of Chapter 11, and subject to the Bankruptcy Court approval or otherwise as permitted in the ordinary course of business, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in our financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our historical financial statements, which do not give effect to any adjustment to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

     To exit Chapter 11, we must obtain confirmation by the Bankruptcy Court of a Chapter 11 plan. On December 23, 2005, we filed a Disclosure Statement and Proposed Plan of Reorganization (the "Plan") with the Bankruptcy Court. The Plan is designed to complete a financial restructuring which will result in a reduction of approximately $500 million of total debt from prepetition amounts. The Plan was supported by an ad hoc committee of the Company's Senior Secured Noteholders comprising more than 50% of the outstanding principal amount of Senior Secured Notes. The terms of the Plan include the following:

     o Holders of Allowed Administrative Claims, Priority Tax Claims, DIP Financing Claims, Other Priority Claims, and Other Secured Claims will receive full payment in cash;

     o Holders of Allowed Senior Secured Note Claims will receive a pro rata share of 100% of new common stock of the reorganized Foamex, subject to dilution, provided that the class of such claims votes to accept the Plan;

     o Holders of Allowed Senior Subordinated Note Claims will receive a pro rate share of warrants to purchase up to 5% of new common stock of the reorganized Foamex, subject to dilution, provided that the class of such Claims votes to accept the Plan;

     o Holders of Allowed General Unsecured Claims will receive a pro rata share of $1.5 million, provided that the distribution does not exceed 5% of the allowed amount of each such claim and provided that the class of such Claims votes to accept the Plan;

     o Holders of our existing Preferred Stock and Common Stock will not receive any distribution under the Plan and their shares will be cancelled on the effective date of the Plan.

     Since we filed our Plan, we and our advisors have continued to work with our significant creditor constituencies and their respective advisors to negotiate a fully consensual plan of reorganization. We expect that we

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

will continue to do so in the hope of agreeing with these constituents on the terms of a fully consensual plan. There can be no guarantee that we will file and/or confirm such a plan. However, even in the absence of a fully consensual plan, it is likely that we will need to modify the plan that is currently on file with the Bankruptcy Court.

     Financing

     DIP Revolving Credit Facility

     On September 22, 2005, Foamex L.P. entered into a Debtor-in-Possession Credit Agreement (the "DIP Revolving Credit Facility") with a group of lenders to provide a revolving credit facility with a maximum availability of $240.0 million. The initial borrowing under the DIP Revolving Credit Facility was used to repay outstanding obligations under the prepetition Senior Secured Credit Facility and interest due under the prepetition Secured Term Loan. The DIP Revolving Credit Facility includes a $40.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable, inventory, equipment, and real estate. At January 1, 2006, Foamex L.P. had total available borrowings of $53.6 million and letters of credit outstanding of $18.2 million under the facility. As of March 24, 2006, Foamex L.P.'s total available borrowings had increased to $106.1 million. Substantially all of the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the DIP Revolving Credit Facility bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At January 1, 2006, the weighted average interest rate on borrowings was 7.42%. All borrowings under the DIP Revolving Credit Facility will mature on the earlier of March 22, 2007 or the date that we emerge from Chapter 11. The lenders under the DIP Revolving Credit Facility have agreed to provide emergence financing, subject to a number of conditions, of up to $275.0 million upon our emergence from Chapter
11. Fees and expenses that will be incurred to put the emergence financing in place are expected to be approximately $4.3 million. The DIP Revolving Credit
Facility includes both a subjective acceleration clause and a lock box arrangement that requires all lock box receipts be used to repay revolving credit borrowings. Borrowings under the DIP Revolving Credit Facility are classified as current in the accompanying consolidated balance sheet at January 1, 2006.

     DIP Term Loan

     On September 22, 2005, Foamex L.P. entered into a Debtor-in-Possession Credit Agreement (the "DIP Term Loan") with a group of lenders to provide an $80.0 million term loan. Proceeds from the DIP Term Loan were used to repay outstanding principal under the prepetition Secured Term Loan. Borrowings under the DIP Term Loan bear interest at a rate that is either (i) 8.00% plus the greater of the Base rate, as defined, or 6.50% or (ii) at 10.00% plus the greater of the LIBOR rate or 3.00%. At January 1, 2006, the weighted average interest rate was 14.29%. Borrowings under the DIP Term Loan are collateralized by the same collateral as the DIP Revolving Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the DIP Revolving Credit Facility and the DIP Term Loan. All borrowings under the DIP Term Loan will mature on the earlier of March 22, 2007 or the date that we emerge from Chapter 11. The lenders under the DIP Term Loan have agreed to provide emergence financing, subject to a number of conditions, of $80.0 million upon emergence from Chapter 11. The DIP Term Loan may be repaid prior to maturity by paying a prepayment premium initially set at 8% and declining ratably over a 48-month period. The DIP Term Loan is classified as current in the accompanying consolidated balance sheet at January 1, 2006.

CRITICAL ACCOUNTING POLICIES

     We prepared our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of the assets and liabilities and revenues and expenses. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements beginning on page F-11. The accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results and which require management to exercise judgment include the following:

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Bankruptcy and Basis of Presentation

     As a result of the Chapter 11 filings, realization of assets and liquidation of liabilities are subject to significant uncertainty. While operating as a debtor-in-possession under the protection of Chapter 11, and subject to the Bankruptcy Court approval or otherwise as permitted in the ordinary course of business, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in our financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our historical financial statements, which do not give effect to any adjustment to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

     Subsequent to the bankruptcy filing date, Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") applies to the Debtors' financial statements while the Debtors operate under the provision of Chapter 11. SOP 90-7 does not change the application of generally accepted accounting principles in the preparation of financial statements. However, SOP 90-7 does require that the financial statements, for periods including and subsequent to the filing of the Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. A confirmed plan of reorganization could result in material changes in the amounts reported in our consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets and liabilities that will be necessary as a consequence of reorganization under Chapter 11.

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

     Long-Lived Assets

     Net property, plant and equipment totaled $113.2 million at January 1, 2006. Property and equipment held for use is grouped for impairment testing at the plant level, the lowest level for which there are identifiable cash flows. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We assess recoverability by comparing the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be generated by the assets. If an asset group is considered impaired, the impairment loss to be recognized would be measured as the amount by which the asset group's carrying amount exceeds its fair value. Estimated future cash flows are based on historical results adjusted for estimated future market conditions and operating plans. To the extent that these estimates change, impairment losses could result which may have a material adverse impact on future financial results.

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

     Self Insurance

     We are partially self-insured up to certain limits for a number of risks including workers' compensation, medical, automobile and general liability. Commercial insurance policies are carried for amounts in excess of the self-insured amounts. Management exercises judgment in estimating the ultimate liability for claims. The services of an outside actuary are used to assist management in their evaluation of the liability for workers' compensation, automobile and general liability claims.

     Benefit Plans

     We maintain defined benefit pension plans that cover most of our U.S. employees. Projected benefit obligations, pension expense and amounts included in other comprehensive income are impacted by a number of assumptions. Key assumptions include the discount rates to determine benefit obligations and the expected long-term rate of return on plan assets. Discount rates are applied to future cash flows to measure benefit obligations on a present value basis. We assumed weighted average discount rates of 6.50%, 6.00% and 5.50% to calculate pension expense in 2003, 2004 and 2005, respectively. Based on pension plan obligations at year-end 2005, a 0.50% reduction in the discount rate would increase pension expense by approximately $0.8 million. Based on pension plan assets at year-end 2005, a 0.50% reduction in the expected rate of return assumption would increase pension expense by approximately $0.5 million. The under funded position of the pension plans was primarily the result of declining discount rates and accumulated returns on pension assets below expected returns for the last several years resulting in an accumulated net actuarial loss which must be amortized in future years. The amortization of net actuarial losses is estimated to be approximately $3.1 million in 2006. We anticipate funding approximately $16.0 million to the pension plans in 2006 as compared to $7.3 million in 2005.

     Claims and Litigation

     We receive claims for damages that are not covered by insurance. Management evaluates these claims and records its estimate of liabilities when such liabilities are considered probable and an amount or reasonable range can be estimated.

     Environmental Remediation

     We have a number of manufacturing facilities and certain idle facilities that require remediation of soil and/or groundwater contamination. As required by applicable State and/or Federal compliance programs, many of these sites are in the monitoring stage that requires periodic sampling of contamination levels in conjunction with ongoing assessments of remediation actions. Accordingly, the recognition of environmental liabilities requires estimates concerning the duration of monitoring and associated costs, often projected to extend for a number of years. To the extent that these estimates change, additional environmental costs could have a material adverse impact on future financial results. See the section below entitled "Other - Environmental Health and Safety" for additional information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Our operations are conducted through a wholly-owned subsidiary, Foamex L.P. Our liquidity requirements consist primarily of the operating cash requirements of Foamex L.P.

     Foamex L.P.'s liquidity requirements consist principally of accounts receivable, inventory and accounts payable, scheduled payments of interest on outstanding indebtedness, capital expenditures, and employee benefit plans. Historically, cash flow from Foamex L.P.'s operating activities, cash on hand and periodic borrowings under its credit agreements have been adequate to meet Foamex L.P.'s operating liquidity requirements.

     Cash and cash equivalents were $7.4 million at January 1, 2006 compared to $5.4 million at January 2, 2005. Working capital at January 1, 2006 was a negative $19.4 million and the current ratio was 0.95 to 1 compared to negative working capital at January 2, 2005 of $57.1 million and a current ratio of 0.84 to 1.

     Total debt, including $500.9 million subject to compromise, and revolving credit borrowings at January 1, 2006 was $742.1 million, an $8.4 million decrease from January 2, 2005. The January 2, 2005 carrying value of debt included $10.3 million of deferred credits and debt premium. As of January 1, 2006, there were revolving credit borrowings of $154.6 million under the DIP Revolving Credit Facility with $53.6 million available for borrowings and $18.2 million of letters of credit outstanding. Revolving credit borrowings at January 1, 2006 reflect working capital requirements. While we believe that cash flows from Foamex L.P.'s operating activities, cash on hand and additional borrowings under the DIP Revolving Credit Facility will provide an adequate level of liquidity until we emerge from the Chapter 11 process, there is no assurance that we will have enough cash to meet all ongoing obligations during the Chapter 11 process.

     DIP Revolving Credit Facility

     As stated previously, on September 22, 2005, Foamex L.P. entered into a DIP Revolving Credit Facility with a group of lenders to provide a revolving credit facility with a maximum availability of $240.0 million. The initial borrowing under the DIP Revolving Credit Facility was used to repay outstanding obligations under the prepetition Senior Secured Credit Facility and interest due under the prepetition Secured Term Loan. The DIP Revolving Credit Facility includes a $40.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable, inventory, equipment, and real estate. At January 1, 2006, Foamex L.P. had total available borrowings of $53.6 million and letters of credit outstanding of $18.2 million under that facility. As of March 24, 2006, Foamex L.P.'s available borrowings had increased to $106.1 million. Substantially all of the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the DIP Revolving Credit Facility bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At January 1, 2006, the weighted average interest rate on borrowings was 7.42%. All borrowings under the DIP Revolving Credit Facility will mature on the earlier of March 22, 2007 or the date that we emerge from Chapter 11. The lenders under the DIP Revolving Credit Facility have agreed to provide emergence financing, subject to a number of conditions, of up to $275.0 million upon our emergence from Chapter 11. Fees and expenses that will be incurred to put the emergence financing in place are expected to be approximately $4.3 million. The DIP Revolving Credit Facility includes both a subjective acceleration clause and a lock box arrangement that requires all lock box receipts be used to repay revolving credit borrowings. Borrowings under the DIP Revolving Credit Facility are classified as current in the accompanying consolidated balance sheet at January 1, 2006.

     DIP Term Loan

     As stated previously, on September 22, 2005, Foamex L.P. entered into a DIP Term Loan with a group of lenders to provide an $80.0 million term loan. Proceeds from the DIP Term Loan were used to repay outstanding principal under the prepetition Secured Term Loan. Borrowings under the DIP Term Loan bear interest at a rate that is either (i) 8.00% plus the greater of the Base rate, as defined, or 6.50% or (ii) at 10.00% plus the greater of the LIBOR rate or 3.00%. At January 1, 2006, the weighted average interest rate was 14.29%. Borrowings under the DIP Term Loan are collateralized by the same collateral as the DIP Revolving Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the DIP Revolving Credit Facility and the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DIP Term Loan. All borrowings under the DIP Term Loan will mature on the earlier of March 22, 2007 or the date that the Company emerges from Chapter 11. The lenders under the DIP Term Loan have agreed to provide emergence financing, subject to a number of conditions, of $80.0 million upon our emergence from Chapter 11. The DIP Term Loan may be repaid prior to maturity by paying a prepayment premium initially set at 8% and declining ratably over a 48-month period. The DIP Term Loan is classified as current in the accompanying consolidated balance sheet at January 1, 2006.

Debt Covenants

     The DIP Revolving Credit Facility and the DIP Term Loan (together, the "DIP Facilities") contain certain covenants that limit, among other things, the ability of our subsidiaries (i) to pay distributions or redeem equity interests,
(ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interests, as defined, (iv) to merge, consolidate or sell all or substantially all assets, or (v) to enter into certain transactions with affiliates or related persons. In addition, the DIP Facilities contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holders. Under the most restrictive of the distribution restrictions, we could be paid by our subsidiaries, as of January 1, 2006, funds only to the extent to enable us to meet our tax payment liabilities, subject to Bankruptcy Court approval if such payments constitute prepetition liabilities, and our normal operating expenses of up to $2.3 million during the term of the DIP Facilities, so long as no default or event of default has occurred.

     Under the DIP Facilities, we are subject to covenants, including an EBITDA, as defined, covenant beginning with the one month period ended October 30, 2005, a cumulative net cash flow, as defined, covenant beginning with the two month period ending December 4, 2005, and a capital expenditure restriction for 12 month rolling periods beginning October 3, 2005. The cumulative EBITDA and net cash flow covenants will include an increasing number of months until they reach 12 months ending on October 1, 2006 and then will be the trailing 12 months thereafter through February 2007. We are in compliance with the EBITDA, cumulative cash flow and capital expenditure covenants for the three months ended January 1, 2006. The DIP facilities also limit expenditures for certain prepetition and post petition liabilities, as defined, subject to Bankruptcy Court approval.

     Cash Flow from Operating Activities

     Cash used for operating activities in 2005 was $22.9 million compared to $1.0 million in 2004. In 2005, cash was primarily used to fund increases in accounts receivable and inventories, primarily as a result of increases in selling prices to customers and higher raw material costs. In 2004, cash used for operations consisted of approximately $4.5 million of cash generated from results of operations after adjusting for deferred income taxes and non cash charges included in net loss and approximately $5.5 million of cash requirements used to fund working capital needs.

     Cash Flow from Investing Activities

     Cash provided by investing activities totaled $32.0 million for 2005 compared to cash used by investing activities of $5.2 million in 2004. Proceeds from the sale of the rubber and felt businesses were $38.7 million. Cash requirements in 2005 included capital expenditures of $5.2 million and capitalized software development costs of $2.6 million. Cash used for investing activities in 2004 included capital expenditures of $5.5 million and capitalized software development costs of $2.4 million. These uses were partially offset by proceeds from asset disposals of $2.7 million. Estimated capital expenditures for 2006 are approximately $12 to $18 million. In addition, we expect to spend approximately $9 million in connection with replacing our primary financial and operating information and transaction processing systems in 2006, a portion of which may be capitalized.

     Cash Flow from Financing Activities

     Cash used by financing activities was $7.0 million in 2005 compared to cash provided by financing activities of $5.0 million in 2004. In 2005, Foamex L.P. incurred $6.3 million of debt issuance costs. During 2004, Foamex

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


L.P. utilized $18.8 million of increased revolving credit borrowings to reduce its long-term debt by $10.9 million and to satisfy working capital requirements.

     Contractual Obligations

     Our contractual obligations as of January 1, 2006 are shown in the following table:

                                                          Payment due by Period
                                      --------------------------------------------------------
Contractual Obligations                Total      2006    2007-08     2009-10  2011 and beyond
-----------------------               --------   ------   -------     -------  ---------------
                                                              (dollars in millions)
Long-Term Debt, including
   Capital Leases (2)                 $  241.2   $  0.2   $235.0 (1)  $    -      $ 6.0
Interest (2) (3)                      $   30.0   $ 23.4   $  5.6      $  0.4      $ 0.6
Operating Leases                      $   71.4   $ 15.4   $ 24.8      $ 16.5      $14.7
Purchase Commitments (4)              $  851.2   $268.3   $352.9      $230.0      $   -
Employee Benefits and Other (5)
                                      --------   ------   ------      ------      -----
Total Contractual Obligations (6)     $1,193.8   $307.3   $618.3      $246.9      $21.3
                                      ========   ======   ======      ======      =====

(1) Includes $154.6 million of revolving credit borrowings and an $80.0 million term loan due in 2007 but classified as current in the consolidated balance sheet. See Note 10 to our consolidated financial statements.

(2) Excludes amounts classified as subject to compromise in the consolidated balance sheet at January 1, 2006.

(3) Includes interest applicable to borrowings outstanding at January 1, 2006 computed using interest rates in effect as of January 1, 2006 through the due dates of the borrowings as defined by the applicable financing agreements and excludes interest on liabilities subject to compromise.

(4) Includes outstanding take or pay purchase commitments with chemical suppliers and others to purchase minimum quantities of materials or services. As previously noted, we have the ability to reject prepetition executory contracts and therefore, it is possible that the purchase commitments reflected may be reduced to the extent that any such prepetition executory contracts are rejected.

(5) We also have obligations to provide employee benefits including those under our defined benefit and defined contribution retirement plans and our medical benefit plan. In addition, we are partially self-insured for a number of risks including workers' compensation, automobile and general liability. Due to the many variables involved, accurate estimates of these future obligations cannot be made. In 2005, payments for these obligations aggregated approximately $35.5 million.

(6)  Comprised of the following:

         Liabilities recorded on the balance sheet             $  243.2
         Commitments not recorded on the balance sheet            950.6
                                                               --------
                                                               $1,193.8
                                                               ========

RESULTS OF OPERATIONS

                                              Carpet
                                   Foam       Cushion       Automotive      Technical
                                 Products     Products       Products       Products        Other         Total
                                 --------     --------      ----------      ----------   ----------   -----------
                                                           (dollars in thousands)
2005
Net sales                        $613,507     $178,268       $366,296        $127,712    $  25,828    $1,311,611
Income (loss) from operations    $ 57,516     $  1,820       $ 22,487        $ 32,749    $(113,029)   $    1,543
Depreciation and amortization    $  7,257     $  2,277       $  2,590        $  2,318    $   5,603    $   20,045
Income (loss) from operations
   as a percentage of net sales      9.4%         1.0%           6.1%           25.6%       n.m.(a)         0.1%



ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

                                              Carpet
                                   Foam       Cushion       Automotive      Technical
                                 Products     Products       Products       Products        Other         Total
                                 --------     --------      ----------      ----------   ----------   -----------
                                                           (dollars in thousands)

2004
Net sales                        $551,414     $209,182       $350,985        $124,146    $ 30,667     $1,266,394
Income (loss) from operations    $ 52,418     $  8,539       $ 19,245        $ 32,916    $(62,516)    $   50,602
Depreciation and amortization    $ 10,213     $  2,978       $  3,116        $  2,801    $  6,825     $   25,933
Income (loss) from operations
   as a percentage of net sales      9.5%         4.1%           5.5%           26.5%      n.m.(a)          4.0%

2003
Net sales                        $507,586     $208,855       $447,068        $117,450    $ 23,601     $1,304,560
Income (loss) from operations    $ 43,983     $  5,395       $ 33,399        $ 32,115    $(52,031)    $   62,861
Depreciation and amortization    $ 11,002     $  3,275       $  2,815        $  2,931    $  6,022     $   26,045
Income (loss) from operations
   as a percentage of net sales      8.7%         2.6%           7.5%           27.3%      n.m.(a)          4.8%

(a) Not meaningful.

     Business segment results include revenues and costs that are specifically identifiable and costs shared by business segments have been allocated based on utilization.

2005 Compared to 2004

     Net sales for 2005 increased 4% to $1,311.6 million from $1,266.4 million in 2004. Higher selling prices in Foam Products were partially offset by lower volume principally in the Carpet Cushion operating segment, primarily due to the sale of the rubber and felt carpet cushion businesses on April 29, 2005. Net sales from the rubber and felt carpet cushion businesses were $28.0 million greater in 2004 than in 2005.

     Gross profit was $135.8 million, or 10.4% of net sales, in 2005 compared to $141.8 million, or 11.2% of net sales, in 2004. We have been only partially successful in the timely execution of customer selling price increases to offset chemical raw material cost increases which averaged approximately 32% in 2005 due to time lags and because of pricing pressure from competitors particularly in Foam Products. Our gross profit margin was 7.1% for the first three quarters of 2005 but improved to 19.8% in the fourth quarter as a result of selling price increases to customers. We expect the gross profit margin in future periods to be more consistent with historical levels prior to 2005 depending on market conditions and other factors. Gross profit in 2005 was also reduced by a charge of $5.8 million for obsolete consumer products inventory.

     Income from operations for 2005 was $1.5 million, or 0.1% of net sales, compared to income from operations of $50.6 million, or 4.0% of net sales, in 2004. The $6.0 million decline in gross profit was offset by lower selling, general and administrative expenses which decreased by $5.9 million, or 7%, principally due to lower professional fees. The 2005 period includes goodwill and asset impairment charges of $50.7 million. Results include net restructuring charges of $1.5 million in 2005 and $3.3 million in 2004. Restructuring items are discussed under "Other" below.

     Foam Products

     Foam Products net sales for 2005 increased 11% to $613.5 million from $551.4 million in 2004 primarily due to average selling price increases of 25% partially offset by a 9% decrease in overall volume. The largest selling price increases were implemented in the fourth quarter of 2005. Income from operations increased 10% to $57.5 million in 2005 from $52.4 million in 2004 principally as a result of the higher selling prices partially offset by higher raw material costs and charges of $5.8 million for obsolete consumer products inventory and $3.0 million for a customer product quality claim. Income from operations in the fourth quarter of 2005 was $39.8 million, compared to $17.7 million in the first three quarters, primarily due to selling price increases to customers. Income from operations was 9.4% of net sales in 2005, down from 9.5% of net sales in 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Carpet Cushion Products

     Carpet Cushion Products net sales for 2005 decreased 15% to $178.3 million from $209.2 million in 2004 principally due to the sale of the rubber and felt businesses on April 29, 2005. Net sales from the rubber and felt carpet cushion businesses were $28.0 million greater in 2004 than in 2005. Income from operations was $1.8 million in 2005 compared to income from operations of $8.5 million in 2004 due primarily to higher raw material and manufacturing costs, lower volume and reduced operating income from the rubber and felt businesses. Income from operations was 1.0% of net sales in 2005, down from 4.1% of net sales in 2004.

     Automotive Products

     Automotive Products net sales for 2005 increased 4% to $366.3 million from $351.0 million in 2004 primarily as a result of selling price increases and volume increases from new customers offset by soft industry demand, especially during the first half of 2005. Income from operations of $22.5 million was up $3.2 million, or 17%, compared to 2004 primarily due to higher selling prices partially offset by higher chemical costs. Income from operations was 6.1% of net sales in 2005, up from 5.5% of net sales in 2004.

     Technical Products

     Technical Products net sales for 2005 increased 3% to $127.7 million from $124.1 million in 2004 as selling price increases were partially offset by lower volume. Income from operations decreased 1% to $32.7 million in 2005 compared to $32.9 million in 2004 primarily due to lower volume of higher margin products and higher raw material costs, partially offset by customer selling price increases. Income from operations was 25.6% of net sales in 2005, down from 26.5% of net sales in 2004.

     Other

     Other primarily consists of certain manufacturing and fabrication operations in Mexico City, corporate expenses not allocated to business segments and impairment and restructuring charges. The decrease in net sales of 16% associated with this segment resulted from our Mexico City operations. The loss from operations was $113.0 million in 2005 and $62.5 million in 2004. We recorded $50.7 million of goodwill and asset impairment charges in 2005.

     During 2005, we recorded restructuring charges of $1.5 million primarily related to the closing of three facilities that produced consumer products, including the elimination of 132 positions, and the elimination of 14 sales, administrative and operating positions in the carpet cushion business. During 2004, we recorded restructuring charges of $3.2 million primarily consisting of a $1.7 million charge to lease costs and asset write offs in connection with the closing of our New York office, a $0.7 million charge related to the realignment of our automotive operations and an impairment charge of $0.6 million for an idle facility.

     Gain on Sale of Businesses

     On April 29, 2005, we sold our rubber and felt carpet cushion businesses consisting principally of property, plant and equipment located at Cape
Girardeau, MO and Newton, NC, inventories, and related goodwill to Leggett & Platt, Incorporated for net cash proceeds of $38.7 million. The property, plant and equipment, inventories and related goodwill had carrying values of $3.2 million, $2.8 million and $2.5 million, respectively. The net gain of $29.7 million, on which there is no tax impact, has been reflected in the consolidated statements of operations for 2005. The rubber and felt carpet cushion businesses provided approximately $41.3 million and $4.5 million of net sales and gross profit, respectively, in 2004.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $79.7 million in 2005, which represented a 4% increase from 2004 expense of $76.7 million, reflecting a $4.8 million increase in amortization and write off of debt issuance costs as well as higher average revolver borrowing levels and interest rates, partially offset by lower interest accruals on

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

subordinated debt which has been reclassified to liabilities subject to compromise as a result of our bankruptcy filings.

     Income from Equity Interest in Joint Ventures

     The income from an equity interest in an Asian joint venture was $1.8 million in 2005 and $0.5 million in 2004, when the joint venture had increased costs related to the start-up of a manufacturing facility. Income from an equity interest in a joint venture in Eastern Europe, which was sold in 2005, was $0.2 million in 2004.

     Reorganization Items, Net

     On September 19, 2005, we filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. During 2005, we adjusted the carrying values of certain prepetition debt, including related debt issuance costs and deferred credits, incurred professional fees associated with the bankruptcy cases, and recorded gains from the rejection of certain leases and other contracts. These reorganization items resulted in net expense of $6.8 million.

     Other Income (Expense), Net

     Other expense, net was $1.5 million for 2005 compared to other expense, net of $0.2 million for 2004. The 2005 period included $1.7 million of fees in connection with amendments to our credit agreements.

     Benefit for Income Taxes

     The benefit for income taxes for 2005 relates solely to a foreign subsidiary as tax benefits associated with losses from U.S. operations are fully reserved through a tax valuation allowance. The benefit recorded in 2005 includes an adjustment of $2.1 million for certain foreign tax reserves that are deemed to be no longer required.

     During 2004, we established a valuation allowance of $128.6 million for our U.S. deferred tax assets. As a result of our evaluation of the realizability of our deferred tax assets conducted in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), we determined that it was not likely that we would be able to generate sufficient amounts of future U.S. taxable income to utilize our net operating loss carryforwards and realize other deferred tax assets. Net U.S. deferred tax assets generated since the third quarter of 2004 have been subject to a full valuation allowance.

2004 Compared to 2003

     Net sales for 2004 decreased 3% to $1,266.4 million from $1,304.6 million in 2003. The decrease was primarily attributable to a $96.1 million decline in net sales in the Automotive Products segment due to lower volume, including sourcing actions by major customers, partially offset by higher net sales in the Foam Products and Technical Products segments.

     Gross profit was $141.8 million, or 11.2% of net sales, in 2004 compared to $143.7 million, or 11.0% of net sales, in 2003. Gross profit margin improved primarily due to profit improvements as a result of better product mix in Foam Products and lower costs in Carpet Cushion Products, partially offset by lower volume in the Automotive Products segment. However, gross profit margin declined in the last six months of 2004 and in the fourth quarter was 8.7%. We were only partially able to recover raw material cost increases during 2004.

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

     Other

     Other primarily consists of certain manufacturing and fabrication operations in Mexico City, corporate expenses not allocated to business segments and restructuring charges (credits). The increase in net sales associated with this segment resulted from our Mexico City operations. The loss from operations was $62.5 million in 2004 and $52.0 million in 2003 and reflects generally higher corporate expenses in 2004 and includes impairment, restructuring and other charges of $3.2 million, discussed below. During 2003, we recorded restructuring credits of $1.8 million.

     Impairment, Restructuring and Other Charges

     In 2004, we recorded impairment, restructuring and other charges of $3.2 million, primarily consisting of a $1.7 million charge related to lease costs and asset write offs in connection with the closing of our New York office, a $0.7 million charge related to the realignment of our automotive operations and an impairment charge of $0.6 million for an idle facility.

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

     Provision (Benefit) for Income Taxes

     During 2004, we established a valuation allowance of $128.6 million for our U.S. deferred tax assets. As a result of our evaluation of the realizability of our deferred tax assets conducted in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), we determined that it was not likely that we would be able to generate sufficient amounts of future U.S. taxable income to utilize our net operating loss carryforwards and realize other deferred tax assets. Net U.S. deferred tax assets generated since the third quarter of 2004 have been subject to a full valuation allowance.

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

OTHER

Environmental Health and Safety

     We are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, are from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of January 1, 2006, we had accruals of approximately $2.1 million for environmental matters including approximately $1.9 million related to remediating and monitoring soil and groundwater contamination and approximately $0.2 million relating to PRP Site Matters and other matters. The claims relating to PRP Site Matters are liabilities subject to compromise and will be treated under the Plan as general unsecured claims. Additional losses, if any, in excess of amounts currently accrued, cannot be reasonably estimated at this time. If there are additional matters or if any current estimates are incorrect, there could be a material adverse effect on our financial position, results of operations and cash flows.

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

     We have reported to state authorities that we have found soil and/or groundwater contamination in excess of state standards. Seven sites are in various stages of investigation or remediation. The extent of contamination and the ultimate liability is not known with certainty for all sites.

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

Claims and Litigation

     We and our subsidiaries are party to various lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows. If management's assessment is incorrect, such actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of January 1, 2006, we had accrued approximately $0.8 million relating to the Litigation Matters in addition to the environmental matters discussed above. The litigation claims are liabilities subject to compromise that are capable of being treated under the Plan as general unsecured claims.

     As a consequence of our Bankruptcy, all litigation pending against the Debtors on the Petition Date was stayed automatically by Section 362 of the Bankruptcy Code and, absent further order of the Bankruptcy Court granting relief from the automatic stay, no party may take any action in respect of such litigation or to recover on pre-petition claims against the Debtors. In addition, pursuant to Section 365 of the Bankruptcy Code, the Debtors have rejected and may reject pre-petition executory contracts and unexpired leases, and the non-debtor parties to contracts or leases that have been or will be rejected have asserted or may in the future assert damages for breach of such contracts and leases as permitted by the Bankruptcy Code.

Inflation, Raw Material Costs and Other Matters

     The prices of the principal chemicals we use in manufacturing, TDI and polyol, are influenced by demand and manufacturing capacity. In addition, the prices of TDI and polyol are significantly influenced by crude oil production and prices and by world political instability, particularly in the Middle East. Results for 2005, 2004 and 2003 were negatively impacted by higher average costs for raw materials. We experienced significant increases in the prices of raw material from major chemical manufacturers during this period. We have sought to recover these

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

cost increases through selling price increases, but historically we have only been partially successful. We may not be successful in implementing further selling price increases to fully recover raw material cost increases and competitive pricing pressure may require us to adjust selling prices or lose volume. Results of operations have been and could be adversely affected by delays in implementing, or inability to implement, additional selling price increases to offset raw material cost increases. Additionally, we must continue to reduce and control further our other operating and corporate expenses including selling, general and administrative expenses to offset raw material cost increases.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our debt securities with variable interest rates are subject to market risk for changes in interest rates. On January 1, 2006, indebtedness with variable interest rates totaled $240.6 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $2.4 million.

     The principal chemicals used in the manufacturing of flexible polyurethane foam are TDI and polyol. The prices of TDI and polyol are influenced by demand, manufacturing capacity and oil and natural gas prices. Historically, the prices of raw materials have been cyclical and volatile and our principal suppliers of raw materials used in the manufacturing of flexible polyurethane foam have significantly increased the price of raw materials several times over the past several years. We attempt to offset raw material price increases through selling price increases and manufacturing process efficiencies, but have been only partially successful in doing so. We were able to substantially increase selling prices to customers in the fourth quarter of 2005.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     An index to the financial statements and financial statement schedules is included in Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We changed accountants during 2004. Detailed information required by this item was included in Current Reports on Form 8-K and Form 8-K/A filed with the SEC on April 2, 2004 and April 12, 2004.

ITEM 9A.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

     Changes in Internal Control over Financial Reporting

     For the year ended January 2, 2005,  our  management  was  required,  under
Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations, to provide a report on our internal control over financial reporting, including assessment of the effectiveness of our internal control over financial reporting as of January 2, 2005. That report, which was included in Amendment No. 1 to our Annual Report on Form 10-K for the year ended January 2, 2005, identified two material weaknesses that we believe subsequently were remediated. We are no longer an "accelerated filer" as defined in Rule 12b-2 under the Securities Act of 1934, nor are we a "large accelerated filer," as defined in

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the same rule. Therefore, management is not required to provide and is not providing a report on our internal control over financial reporting as of January 1, 2006. Under current SEC rules, unless we become either an accelerated filer or a large accelerated filer as of December 31, 2006, management's next required report on internal control over financial reporting will contain an assessment of the effectiveness of internal control over financial reporting as of December 30, 2007.

     In addition, on July 11, 2005, we consented to the entry of an order by the SEC requiring us to cease and desist from committing or causing any violations of the books and records, internal control and reporting provisions of the Securities Exchange Act of 1934, including quarterly reporting regulations under that act. The order also requires us to undertake a process, with the assistance of a special consultant, to remediate any material weakness or significant deficiency in our internal control over financial reporting identified by us or by our auditors, and described in a communication by our auditors to our audit committee. The SEC order required the Special Consultant to review our progress in correcting the unremediated significant deficiencies described in the auditors' communication to the Audit Committee and to provide a written report to the Audit Committee and the SEC's staff on the status of our remediation efforts each calendar quarter thereafter until the reported deficiencies have been remediated, provided that such remediation efforts be completed by April 2007.

     On February 16, 2006, the Special Consultant provided a report to the SEC stating that all such significant deficiencies that had not been remediated as of January 2, 2005 have been remediated. During the course of its audit of our financial statements for the fiscal year ended January 1, 2006, our auditors identified a number of audit adjustments, none of which we believe were individually significant, which constituted corrections of the financial statements that may not have been detected except through their auditing procedures. We have been addressing, and intend to continue to address, this by upgrading our accounting department through the hiring of additional qualified and experienced personnel.

     Except as set forth in the previous paragraph, no change in our internal control over financial reporting occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

     None.

PART III

     The information required by Part III (Items 10, 11, 12, 13 and 14) will be included in an amendment to this Form 10-K to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial statements.

       Foamex International Inc. and Subsidiaries:
         Reports of Independent Registered Public Accounting Firms                                              F-2
         Consolidated Balance Sheets as of January 1, 2006 and January 2, 2005                                  F-4
         Consolidated Statements of Operations for the years ended January 1, 2006,
            January 2, 2005 and December 28, 2003                                                               F-6
         Consolidated Statements of Cash Flows for the years ended January 1, 2006,
            January 2, 2005 and December 28, 2003                                                               F-7
         Consolidated Statements of Stockholders' Deficiency for the years ended January 1, 2006,
            January 2, 2005 and December 28, 2003                                                               F-8
         Notes to Consolidated Financial Statements                                                             F-9

(2) Foamex International Inc. and Subsidiaries Financial Statement Schedules:
         Schedule I - Condensed Financial Information of Registrant                                             S-2
         Schedule II - Valuation and Qualifying Accounts                                                        S-5

(3) Exhibits.

2.1(l)         - Transfer  Agreement,  dated as of  February  27,  1998,  by and between Foam Funding LLC and Foamex L.P.
2.2(l)         - Asset Purchase Agreement, dated as of February 27, 1998, by and among Foamex Carpet Cushion, Inc. ("Foamex Carpet"), Foamex International Inc. ("Foamex International" or the "Company"), Foam Funding LLC and General Felt Industries, Inc. ("General Felt").
3.1(a)         - Certificate of Limited Partnership of Foamex L.P.
3.2.1(a)       - Fourth Amended and Restated Agreement of Limited Partnership of
                 Foamex L.P., dated as of December 14, 1993, by and among FMXI, Inc. and Trace Foam Company, Inc., as general partners, and Foamex International, Inc. as a limited partner (the "Partnership Agreement").
3.2.2(b)       - First  Amendment to the Partnership  Agreement,  dated June 28,
                 1994.
3.2.3(c)       - Second  Amendment  to the  Partnership  Agreement,  dated  June
                 12,1997.
3.2.4(i)       - Third  Amendment to the Partnership  Agreement,  dated December
                 23, 1997.
3.2.5(l)       - Fourth Amendment to the Partnership  Agreement,  dated February
                 27, 1998.
3.2.6(r)       - Fifth Amendment to the Partnership  Agreement,  dated March 26,
                 2002.
3.3(j)         - Certificate of Incorporation of FMXI.
3.4(j)         - By-laws of FMXI.
3.5(e)         - Certificate of Incorporation of Foamex Capital Corporation.
3.6(e)         - By-laws of Foamex Capital Corporation.
3.7.1(a)       - Certificate of Incorporation of Foamex International.
3.7.1(g)       - Amendment   to    Certificate   of   Incorporation   of  Foamex
                 International.
3.8(a)         - By-laws of Foamex International.
3.9(s)         - Certificate of Incorporation of Foamex Asia, Inc.
3.10(s)        - By-laws of Foamex Asia, Inc.
3.11(s)        - Certificate of Incorporation of Foamex Latin America, Inc.
3.12(s)        - By-laws of Foamex Latin America, Inc.
3.13(s)        - Certificate of Incorporation of Foamex Mexico, Inc.
3.14(s)        - By-laws of Foamex Mexico, Inc.
3.15(s)        - Certificate of Incorporation of Foamex Mexico II, Inc.
3.16(s)        - By-laws of Foamex Mexico II, Inc.
4.1(c)         - Indenture, dated as of June 12, 1997, by and among Foamex L.P.,
                 FCC, the subsidiary guarantors and The Bank of New York, as trustee, relating to $150,000,000 principal amount of 9 7/8% Senior Subordinated Notes due 2007, including the form of Senior Subordinated Note and Subsidiary Guarantee.

4.1.3(i)       - First  Amendment to  Indenture,  dated as of December 23, 1997, between Foamex LLC and The Bank of New York, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2007.
4.1.3(l)       - Second Supplemental  Indenture,  dated as of February 27, 1998, among Foamex L.P. and Foamex Capital Corporation, as joint and several obligors, General Felt Industries, Inc., Foamex Fibers, Inc., and Foamex LLC, as withdrawing guarantors, and The Bank of New York, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2007.
4.1.4(r)       - Third  Supplemental  Indenture,  dated  as of March  25,  2002, between Foamex Carpet Cushion LLC and The Bank of New York, as trustee, relating to the 9 7/8% Senior Subordinated Notes due 2007.
4.2.3(r)       - Second  Supplemental  Indenture,  dated as of March  25,  2002, between Foamex Carpet Cushion LLC and The Bank of New York, as trustee, relating to the 13 1/2% Senior Subordinated Notes due 2005.
4.3.1(i)       - Indenture,  dated as of December 23, 1997,  by and among Foamex
                 L.P., Foamex Capital Corporation, the subsidiary guarantors, Crain Holdings Corp., as intermediate obligator, and The Bank of New York, as trustee, relating to $98,000,000 principal amount of 13 1/2% Senior Subordinated Notes due 2005, including the form of Senior Subordinated Note and Subsidiary Guarantee.
4.3.1(l)       - First  Supplemental  Indenture,  dated as of February 27, 1998, among Foamex L.P. and Foamex Capital Corporation, as joint and several obligors, General Felt Industries, Inc., Foamex Fibers, Inc. and Foamex LLC, as withdrawing guarantors, Crain Industries, Inc., as withdrawing intermediate obligor, and The Bank of New York, as trustee, relating to the 13 1/2% Senior Subordinated Notes due 2005.
4.3.1(r)       - Indenture,  dated as of March  25,  2002,  among  Foamex  L.P.,
                 Foamex Capital Corporation, the Guarantors party thereto and U.S. Bank National Association, as trustee, relating to $300,000,000 principal amount of 10 3/4% Senior Secured Notes due 2009, including as exhibits thereto form of Senior Secured Note and Subsidiary Guaranty (the "10 3/4% Senior Secured
                 Note Indenture").
4.3.2(r)       - Pledge and Security Agreement, dated as of March 25, 2002, made by Foamex L.P. and U.S. Bank National Association, as collateral agent.
4.3.3(r)       - Patent  Security  Agreement,  dated as of March  25,  2002,  by
                 Foamex L.P. in favor of U.S. Bank National Association, as collateral agent.
4.3.4(r)       - Trademark  Security  Agreement,  dated as of March 25, 2002, by
                 Foamex L.P. in favor of U.S. Bank National Association, as collateral agent.
4.3.5(r)       - Copyright  Security  Agreement,  dated as of March 25, 2002, by
                 Foamex L.P. in favor of U.S. Bank National Association, as collateral agent.
4.3.6(r)       - Registration  Rights  Agreement,  dated  as of March 25,  2002, among Foamex L.P., Foamex Capital Corporation, the Guarantors party thereto and Credit Suisse First Boston Corporation, Salomon Smith Barney Inc., Scotia Capital (USA) Inc., Bear, Stearns & Co. Inc., and Jefferies & Company, Inc., as initial purchasers.
4.3.7(z)       - Rights  Agreement,  dated as of August 5, 2004,  between Foamex
                 International Inc. and Mellon Investor Services LLC, as the Rights Agent.
4.9.1(m)       - Promissory   Note,  dated  June  12,  1997,  in  the  aggregate
                 principal amount of $5,000,000, executed by Trace International Holdings, Inc. ("Trace Holdings") to Foamex L.P.
4.9.2(m)       - Promissory  Note,   dated  June  12,  1997,  in  the  aggregate
                 principal amount of $4,794,828, executed by Trace Holdings to Foamex L.P.

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

4.15.3(v)      - Amendment  No. 1 to Credit  Agreement,  dated as of December 1,
                 2003, among Foamex L.P., as Borrower, the affiliates of Borrower party hereto, the lenders party thereto, and Bank of America, N.A. as Administrative Agent.
4.15.4(y)      - Amendment  and Waiver No. 2 to Credit  Agreement,  dated as of
                 June 15, 2004, among Foamex L.P., as Borrower, the affiliates of Borrower party hereto, the lenders party thereto, and Bank of America, N.A. as Administrative Agent.
4.15.5(aa)     - Amendment  No. 3 to Credit  Agreement,  dated as of November 3,
                 2004, among Foamex L.P., as Borrower, the affiliates of Borrower party thereto, the lenders party hereto, and Bank of America, N.A. as Administrative Agent.
4.15.6(cc)     - Waiver to Credit  Agreement,  dated as of March 15, 2005, among
                 Foamex L.P., as Borrower, the affiliates of Borrower party hereto, the lenders party thereto, and Bank of America, N.A. as Administrative Agent.
4.15.7(dd)     - Amendment  No. 4  to  Credit  Agreement,  dated as of March 31,
                 2005, among Foamex L.P., as Borrower, the affiliates of Borrower party hereto, the lenders party thereto, and Bank of America, N.A. as Administrative Agent.
4.15.8(gg)     - Amendment No. 5 to Credit Agreement, dated as of June 13, 2005, among Foamex L.P., as Borrower, the affiliates of Borrower party hereto, the lenders party thereto, and Bank of America, N.A. as Administrative Agent.
4.15.9(hh)     - Waiver and  Agreement to Credit  Agreement,  dated as of August
                 14, 2005, among Foamex L.P., as Borrower, the affiliates of Borrower party hereto, the lenders party thereto, and Bank of America, N.A. as Administrative Agent.
4.15.10(ii)    - Debtor-in-Possession  Credit  Agreement,  dated as of September
                 22, 2005, among Foamex L.P., as Borrower, the affiliates of Borrower party hereto, the lenders party thereto, and Bank of America, N.A. as Administrative Agent.
4.15.11(ii)    - Debtor-in-Possession Pledge and Security Agreement, dated as of
                 September 22, 2005, among Foamex L.P., as Borrower, the affiliates of Borrower party thereto, the lenders party hereto, and Bank of America, N.A. as Administrative Agent.
4.16.1(u)      - Credit  Agreement,  dated as of August 18,  2003,  among Foamex
                 L.P. as a Borrower and Guarantor, Foamex International Inc., FMXI, Inc., Foamex Canada Inc., Foamex Capital Corporation, Foamex Latin America, Inc., Foamex Mexico, Inc., Foamex Mexico II, Inc., Foamex Asia, Inc. and Foamex Carpet Cushion LLC as Guarantors, the financial institutions party thereto from time to time as lenders and Silver Point Finance, LLC as the Administrative Agent.
4.16.2(u)      - Pledge and  Security  Agreement,  dated as of August 18,  2003, among Foamex L.P. and Silver Point Finance, LLC as Administrative Agent.
4.16.3(v)      - Amendment  No. 1 to Credit  Agreement,  dated as of December 1,
                 2003, among Foamex L.P., as Borrower, the affiliates of Borrower party thereto, the lenders party hereto, and Silver Point Finance, LLC as Administrative Agent.
4.16.4(y)      - Amendment No. 2 to Credit Agreement, dated as of June 15, 2004, among Foamex L.P., as Borrower, the affiliates of Borrower party thereto, the lenders party hereto, and Silver Point Finance, LLC as Administrative Agent.
4.16.5(aa)     - Amendment  No. 3 to Credit  Agreement,  dated as of November 3,
                 2004, among Foamex L.P., as Borrower, the affiliates of Borrower party thereto, the lenders party hereto, and Silver Point Finance, LLC as Administrative Agent.
4.16.6(cc)     - Waiver to Credit  Agreement,  dated as of March 15, 2005, among
                 Foamex L.P., as Borrower, the affiliates of Borrower party hereto, the lenders party thereto, and Silver Point Finance, LLC as Administrative Agent.
4.16.7(dd)     - Amendment  No. 4 to  Credit  Agreement,  dated as of  March 31,
                 2005, among Foamex L.P., as Borrower, the affiliates of Borrower party thereto, the lenders party hereto, and Silver Point Finance, LLC as Administrative Agent.
4.16.8(gg)     - Amendment No. 5 to Credit Agreement, dated as of June 13, 2005, among Foamex L.P., as Borrower, the affiliates of Borrower party thereto, the lenders party hereto, and Silver Point Finance, LLC as Administrative Agent.

4.16.9(hh)     - Waiver and  Amendment  No. 6 to Credit  Agreement,  dated as of
                 August 14, 2005, among Foamex L.P., as Borrower, the affiliates of Borrower party thereto, the lenders party hereto, and Silver Point Finance, LLC as Administrative Agent.
4.16.10(ii)    - Debtor-in-Possession  Credit Agreement,  dated as  of September
                 22, 2005, among Foamex L.P., as Borrower, the affiliates of Borrower party thereto, the lenders party hereto, and Silver Point Finance, LLC as Administrative Agent.
4.16.11(ii)    - Debtor-in-Possession Pledge and Security Agreement, dated as of
                 September 22, 2005, among Foamex L.P., as Borrower, the affiliates of Borrower party thereto, the lenders party hereto, and Silver Point Finance, LLC as Administrative Agent.
4.17.1(u)      - Intercreditor  Agreement,  dated  as of August 18, 2003,  among
                 Bank of America, N.A., as Senior Bank Agent and Senior Collateral Agent, Silver Point Finance, LLC, as Senior Term Loan B Agent and as future Senior Collateral Agent after a Discharge of Senior Bank Lender Claims has occurred, U.S. Bank National Association, as trustee and collateral agent under the 10 3/4% Senior Secured Note Indenture, and Foamex L.P., a Delaware limited partnership.
10.1(d)        - Reimbursement  Agreement,  dated as of March 23, 1993,  between
                 Trace  Holdings  and  General  Felt  Industries,  Inc.
10.2(d)        - Shareholder Agreement, dated December 31, 1992, among Recticel,
                 s.a. ("Recticel"), Recticel Holding Noord B.V., Foamex L.P., Beamech Group Limited, LME-Beamech, Inc., James Brian Blackwell, and Prefoam AG relating to a foam technology-sharing arrangement.
10.3(e)        - Asset Transfer Agreement,  dated as of October 2, 1990, between
                 Trace Holdings and Foamex L.P. (the "Trace Holdings Asset Transfer Agreement").
10.4(e)        - First  Amendment,  dated as of December 19, 1991,  to the Trace
                 Holdings Asset Transfer Agreement.
10.5(e)        - Amended and Restated  Guaranty,  dated as of December 19, 1991, made by Trace Foam Company, Inc. ("Trace Foam") in favor of Foamex L.P.
10.6(e)        - Asset Transfer Agreement,  dated as of October 2, 1990, between
                 Recticel Foam Corporation ("RFC") and Foamex L.P. (the "RFC Asset Transfer Agreement").
10.7(e)        - First  Amendment,  dated as of December  19,  1991,  to the RFC
                 Asset Transfer Agreement.
10.10.5(h)     - The Foamex  L.P.  Hourly  Pension  Plan  (formerly  "The Foamex
                 Products Inc. Hourly Employee Retirement Plan"), as amended December 31, 1995.
10.10.6(h)+    - Foamex L.P. 401(k) Savings Plan effective October 1, 1997.
10.10.12(q)+   - Foamex Supplemental  Executive Retirement Plan, effective as of
                 May 15, 2001.
10.11.6(x)+    - Separation Agreement and General Release,  dated as of February
                 22, 2004, by and between Marshall S. Cogan and Foamex International Inc.
10.11.11(t)+   - Severance Agreement and Release,  dates as of January 31, 2003, by and between Foamex International and Pratt W. Wallace, Jr. 10.11.12(w) - Form of Foamex International Inc. Code of Ethics for Director,
                 Officers, Senior Management and Certain Other Employees. 10.11.13(v)+ - Amended and Restated Employment Agreement, dated January 27,
                 2004,  by   and  between  Foamex International  and  Thomas  E.
                 Chorman.
10.11.14(v)+   - Amended and Restated  Employment  Agreement,  dated January 26,
                 2004, by and between Foamex International and K. Douglas Ralph. 10.11.15(y)+ - Separation Agreement and Release, dated as of June 19, 2004, between Foamex International Inc. and John V. Tunney. 10.11.16(ee)+ - Amendment to Amended and Restated Employment Agreement, dated
                 April 25, 2005, between Foamex International Inc., Foamex L.P. and Thomas E. Chorman.
10.11.17(ee)+  - Amendment to Amended and Restated Employment  Agreement,  dated
                 April 25, 2005, between Foamex International Inc., Foamex L.P. and K. Douglas Ralph.
10.11.18(hh)+  - Employment  Agreement,  dated January 26, 2004,  between Foamex
                 International Inc., Foamex L.P. and Gregory J. Christian. 10.11.19(hh)+ - Amendment No. 1 to Employment Agreement, dated April 25, 2005, between Foamex International Inc., Foamex L.P. and Gregory J. Christian.
10.11.20(hh)+  - Amendment No. 2 to Employment Agreement, dated August 15, 2005, between Foamex International Inc., Foamex L.P. and Gregory J. Christian.

10.11.21(hh)+  - Change in Control Protection Agreement, dated January 26, 2004, between Foamex International Inc. and Gregory J. Christian. 10.16.1(l) - Supply Agreement, dated as of February 27, 1998, by and between
                 Foamex L.P. and General Felt (as assigned to Foamex Carpet). 10.16.2(l) - Administrative Services Agreement, dated as of February 27,
                 1998, by and between Foamex L.P. and General Felt (as assigned to Foamex Carpet).
10.17(e)+      - Salaried Incentive Plan of Foamex L.P. and Subsidiaries.
10.18(e)+      - Equity Growth Participation Program.
10.19(f)+      - The Foamex L.P.  Salaried Pension Plan (formerly,  "The General
                 Felt Industries, Inc. Retirement Plan for Salaried Employees"), effective as of January 1, 1995.
10.22(n)+      - Foamex  International  Amended and  Restated  1993 Stock Option
                 Plan.
10.23(a)+      - Foamex International Non-Employee Director Compensation Plan.
10.24(o)+      - Foamex  International  Equity  Incentive Plan for  Non-Employee
                 Directors.
10.25(o)+      - Foamex International Key Employee Incentive Bonus Plan.
10.26(p)+      - Agreement with Consultant,  dated April 24, 2001 by and between
                 Robert J. Hay and Foamex L.P.
10.27(ff)+     - Amended and Restated Consulting Agreement, dated as of February
                 27, 2005, by and between Foamex L.P. and Robert J. Hay. 10.30(bb)+ - Foamex International 2002 Stock Award Plan, as Amended and
                 Restated.
10.17.2(k)     - Loan Agreement between Hua Kee Company Limited and Foamex Asia,
                 Inc., dated as of July 8, 1997.
10.18.1(p)     - Joint  Venture  Agreement  between Hua Kee Company  Limited and
                 Foamex Asia, Inc. amended and restated as of December 3, 2001. 10.44(s)+ - Agreement with Consultant, dated August 8, 2002, by and between
                 Raymond E. Mabus, Jr. and Foamex International.
21*            - Subsidiaries of Foamex International.
23*            - Consent of Independent  Registered Public Accounting Firm, KPMG
                 LLP.
23.1*          - Consent  of  Independent  Registered  Public  Accounting  Firm,
                 Deloitte & Touche LLP.
31.1*          - Certification  of Chief Executive  Officer  pursuant to Section
                 302 of the Sarbanes-Oxley Act of 2002.
31.2*          - Certification  of Chief Financial  Officer  pursuant to Section
                 302 of the Sarbanes-Oxley Act of 2002.
32.1*          - Certification  of Chief Executive  Officer  pursuant to Section
                 906 of the Sarbanes-Oxley Act of 2002.
32.2*          - Certification  of Chief Financial  Officer  pursuant to Section
                 906 of the Sarbanes-Oxley Act of 2002.

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

(dd) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended January 2, 2005.

(ee) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Foamex International reporting an event that occurred on April 25, 2005.

(ff) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex L.P. for the quarterly period ended April 3, 2005.

(gg) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Foamex International reporting an event that occurred on June 14, 2005.

(hh) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Foamex International reporting an event that occurred on August 14, 2005.

(ii) Incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Foamex International reporting an event that occurred on September 22, 2005.

Certain instruments defining the rights of security holders have been excluded herefrom in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 3RD day of April 2006.

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

Signature                            Title                         Date


/s/ Raymond E. Mabus, Jr.            Chairman of the Board         April 3, 2006
-----------------------------
Raymond E. Mabus, Jr.


/s/ Robert J. Hay                    Chairman Emeritus             April 3, 2006
-----------------------------
Robert J. Hay                         and Director


/s/ Thomas E. Chorman                President, Chief Executive    April 3, 2006
-----------------------------
Thomas E. Chorman                     Officer and Director


/s/ S. Dennis N. Belcher             Director                      April 3, 2006
-----------------------------
S. Dennis N. Belcher


/s/ John C. Culver                   Director                      April 3, 2006
-----------------------------
John C. Culver


/s/ Thomas M. Hudgins                Director                      April 3, 2006
-----------------------------
Thomas M. Hudgins


/s/ David A. Lieberman               Director                      April 3, 2006
-----------------------------
David A. Lieberman


/s/ Raul J. Valdes-Fauli             Director                      April 3, 2006
-----------------------------
Raul J. Valdes-Fauli

                            FOAMEX INTERNATIONAL INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


 Index to Consolidated Financial Statements                                              F-1

 Reports of Independent Registered Public Accounting Firms                               F-2

 Consolidated Balance Sheets as of January 1, 2006 and January 2, 2005                   F-4

 Consolidated Statements of Operations for the years ended January 1, 2006,
      January 2, 2005 and December 28, 2003                                              F-6

 Consolidated Statements of Cash Flows for the years ended January 1, 2006,
      January 2, 2005, and December 28, 2003                                             F-7

 Consolidated Statements of Stockholders' Deficiency for the years ended January 1, 2006, January 2, 2005, and December 28, 2003
      F-8

 Notes to Consolidated Financial Statements                                              F-9

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Foamex International Inc.:

We have audited the accompanying consolidated balance sheets of Foamex International Inc. and subsidiaries (the "Company") as of January 1, 2006 and January 2, 2005 and the related consolidated statements of operations, cash flows, and stockholders' deficiency for the fiscal years then ended. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules listed in the Index at Item 15 as of January 1, 2006 and January 2, 2005 and for the fiscal years then ended. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foamex International Inc. and subsidiaries as of January 1, 2006 and January 2, 2005, and the results of their operations and their cash flows for the fiscal years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedules have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, on September 19, 2005 Foamex International Inc. and certain of its domestic subsidiaries, including Foamex L.P., its primary operating subsidiary, (collectively referred to as the "Debtors"), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") the effects of which raise substantial doubt about its ability to continue as a going concern. Although the Debtors are currently operating as debtors-in-possession under the jurisdiction of the Bankruptcy Court, the continuation of the Company as a going concern is contingent upon, among other things, the ability to formulate a plan of reorganization which will gain approval of the creditors and confirmation of the Bankruptcy Court. The accompanying consolidated financial statements and financial statement schedules do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 6 to the consolidated financial statements, effective January 1, 2006, the Company adopted Financial Accounting Standards Board Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations".


/s/  KPMG LLP

Philadelphia, Pennsylvania
March 31, 2006

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Foamex International Inc.
Linwood, Pennsylvania

We have audited the accompanying consolidated statements of operations, cash flows and stockholders' deficiency of Foamex International Inc. and subsidiaries (the "Company") for the year ended December 28, 2003. Our audit also included the consolidated financial statement schedules for the year ended December 28, 2003 listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects the results of operations and cash flows for the year ended December 28, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP

March 9, 2004
Parsippany, New Jersey

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                              January 1,           January 2,
                                                                                 2006                 2005
                                                                              ----------           ----------
ASSETS                                                                                  (thousands)
CURRENT ASSETS
    Cash and cash equivalents                                                 $  7,418             $  5,351
    Accounts receivable, net of allowance for doubtful
      accounts and discounts of $13,802 in 2005 and $9,001 in 2004             197,896              182,740
    Inventories                                                                112,142              100,029
    Other current assets                                                        24,427               22,403
                                                                              --------             --------

            Total current assets                                               341,883              310,523
                                                                              --------             --------

PROPERTY, PLANT AND EQUIPMENT
    Land and land improvements                                                   6,146                6,300
    Buildings and leasehold improvements                                       105,281              113,592
    Machinery, equipment and furnishings                                       257,579              281,071
    Construction in progress                                                     1,206                1,783
                                                                              --------             --------

            Total                                                              370,212              402,746

    Less accumulated depreciation and amortization                            (256,979)            (261,203)
                                                                              --------             --------

       Property, plant and equipment, net                                      113,233              141,543

GOODWILL                                                                        88,803              126,814

DEBT ISSUANCE COSTS, net of accumulated
amortization of $7,205 in 2005 and $17,477 in 2004                               6,667               21,152

SOFTWARE COSTS, net of accumulated amortization of $8,388
in 2005 and $6,401 in 2004                                                       8,691                9,325

INVESTMENTS IN AND ADVANCES TO AFFILIATES                                       17,191               16,521

OTHER ASSETS                                                                    24,852               19,832
                                                                              --------             --------

TOTAL ASSETS                                                                  $601,320             $645,710
                                                                              ========             ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                January 1,         January 2,
                                                                                  2006                2005
                                                                                ---------          ----------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                        (thousands, except share data)
CURRENT LIABILITIES
    Revolving credit borrowings                                                 $ 154,566          $ 114,907
    Current portion of long-term debt                                              86,238             67,131
    Accounts payable                                                               65,433            104,315
    Accrued employee compensation and benefits                                     14,937             22,354
    Accrued interest                                                                2,049             13,063
    Accrued restructuring                                                             598              1,759
    Accrued customer rebates                                                       11,239             16,979
    Cash overdrafts                                                                 8,577             10,437
    Other accrued liabilities                                                      17,652             16,680
                                                                                ---------          ---------

      Total current liabilities                                                   361,289            367,625

LONG-TERM DEBT                                                                        366            568,461

ACCRUED EMPLOYEE BENEFITS                                                          13,724             55,388

ACCRUED RESTRUCTURING                                                                 431              5,682

OTHER LIABILITIES                                                                   5,259              6,867

LIABILITIES SUBJECT TO COMPROMISE                                                 635,965                  -
                                                                                ---------          ---------

    Total liabilities                                                           1,017,034          1,004,023
                                                                                ---------          ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
    Preferred Stock, par value $1.00 per share:
      Authorized 5,000,000 shares
      Issued 15,000 shares - Series B (liquidation
      preference $1.5 million) in 2005 and 2004                                        15                 15
    Common Stock, par value $.01 per share:
      Authorized 50,000,000 shares
      Issued 27,998,728 in 2005 and 27,949,762 shares in 2004
      Outstanding 24,509,728 shares in 2005 and 24,460,762 shares in 2004             280                279
    Additional paid-in capital                                                    102,555            102,354
    Accumulated deficit                                                          (444,909)          (388,665)
    Accumulated other comprehensive loss                                          (36,654)           (35,295)
    Other:
      Common Stock held in treasury, at cost:
        3,489,000 shares in 2005 and 2004                                         (27,780)           (27,780)
      Shareholder note receivable                                                  (9,221)            (9,221)
                                                                                ---------          ---------

      Total stockholders' deficiency                                             (415,714)          (358,313)
                                                                                ---------          ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                  $ 601,320          $ 645,710
                                                                                =========          =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE YEARS ENDED

                                                                  January 1,       January 2,        December 28,
                                                                     2006             2005                2003
                                                                  ----------       ----------        -----------
                                                                       (thousands, except per share amounts)
NET SALES                                                         $1,311,611       $1,266,394        $1,304,560

COST OF GOODS SOLD                                                 1,175,776        1,124,547         1,160,870
                                                                  ----------       ----------        ----------

GROSS PROFIT                                                         135,835          141,847           143,690

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                                          82,108           87,995            82,588

IMPAIRMENT, RESTRUCTURING AND OTHER
    CHARGES (CREDITS)                                                 52,184            3,250            (1,759)
                                                                  ----------       ----------        ----------

INCOME FROM OPERATIONS                                                 1,543           50,602            62,861

GAIN ON SALE OF BUSINESSES                                            29,719                -                 -

INTEREST AND DEBT ISSUANCE EXPENSE                                   (79,749)         (76,667)          (88,374)

INCOME FROM EQUITY INTEREST IN JOINT VENTURES                          1,764              687             1,466

REORGANIZATION ITEMS, NET                                             (6,805)               -                 -

OTHER EXPENSE, NET                                                    (1,489)            (220)           (3,446)
                                                                  ----------       ----------        ----------

LOSS BEFORE INCOME TAXES
    AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                       (55,017)         (25,598)          (27,493)

PROVISION (BENEFIT) FOR INCOME TAXES                                  (2,272)         125,335            (6,004)
                                                                  ----------       ----------        ----------

LOSS BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE                                                (52,745)        (150,933)          (21,489)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                (3,499)                -                -
                                                                  ----------       ----------        ----------

NET LOSS                                                          $  (56,244)      $ (150,933)       $  (21,489)
                                                                  ==========       ==========        ==========

LOSS PER SHARE - BASIC
   LOSS BEFORE CUMULATIVE EFFECT OF
     ACCOUNTING CHANGE                                            $    (2.15)      $    (6.17)       $    (0.88)
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE                              (0.14)               -                 -
                                                                  ----------       ----------        ----------
   NET LOSS                                                       $    (2.29)      $    (6.17)       $    (0.88)
                                                                  ==========       ==========        ==========

LOSS PER SHARE - DILUTED
   LOSS BEFORE CUMULATIVE EFFECT OF
     ACCOUNTING CHANGE                                            $    (2.15)      $    (6.17)       $    (0.88)
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE                              (0.14)               -                 -
                                                                  ----------       ----------        ----------
   NET LOSS                                                       $    (2.29)      $    (6.17)       $    (0.88)
                                                                  ==========       ==========        ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED

                                                                   January 1,      January 2,        December 28,
                                                                       2006           2005               2003
                                                                   ----------      ----------        ------------
OPERATING ACTIVITIES                                                                (thousands)
   Net loss                                                        $(56,244)       $(150,933)         $(21,489)
   Adjustments to reconcile net loss to net
     cash provided by (used for) operating activities:
     Cumulative effect of accounting change                           3,499                -                 -
     Depreciation and amortization                                   20,045           25,933            26,045
     Amortization of debt issuance costs, debt premium
        and debt discount                                             6,733            2,762             4,458
     Write off of deferred credits on swap transactions              (9,684)               -                 -
     Write off of debt issuance costs                                10,465                -            12,928
     Impairment charges                                              50,659            2,809                 -
     Loss (gain) on disposition of assets                           (29,998)          (1,185)               30
     Provision for uncollectible accounts                             6,204            3,291             2,115
     Retirement benefit funding less (greater) than expense           1,093           (2,175)             (892)
     Deferred income taxes                                           (1,595)         124,739            (7,488)
     Other, net                                                       4,967             (708)              184
   Changes in operating assets and liabilities:
     Accounts receivable                                            (21,360)          (4,742)            8,143
     Inventories                                                    (14,851)          (4,147)            2,128
     Accounts payable                                                   (22)           5,996            10,919
     Accrued restructuring                                             (762)          (2,111)          (13,023)
     Other assets and liabilities                                    12,858             (549)           (6,567)
                                                                   --------        ---------          --------

        Net cash provided by (used for) operating activities
           before reorganization items                              (17,993)          (1,020)           17,491
        Cash used for reorganization items                           (4,929)                -                -
                                                                   --------        ---------          --------
        Net cash provided by (used for) operating activities        (22,922)          (1,020)           17,491
                                                                   --------        ---------          --------

INVESTING ACTIVITIES
   Capital expenditures                                              (5,195)          (5,510)           (6,543)
   Proceeds from sale of assets                                      39,815            2,701             1,237
   Other investing activities                                        (2,616)          (2,400)           (3,329)
                                                                   --------        ---------          --------

        Net cash provided by (used for) investing activities         32,004           (5,209)           (8,635)
                                                                   --------        ---------          --------

FINANCING ACTIVITIES
   Proceeds from DIP revolving loans                                174,328                -                 -
   Repayment of DIP revolving loans, net                            (19,762)               -                 -
   Proceeds from (repayments of) revolving loans, net              (114,907)          18,841            44,242
   Proceeds from DIP Term Loan                                       80,000                -                 -
   Proceeds from long-term debt                                           -                -           130,000
   Repayments of long-term debt                                    (118,479)         (10,853)         (164,020)
   Decrease in cash overdrafts                                       (1,860)          (2,255)           (5,109)
   Debt issuance costs                                               (6,337)            (785)          (11,880)
   Other financing activities                                             2               19                 -
                                                                   --------        ---------          --------

        Net cash provided by (used for) financing activities         (7,015)           4,967            (6,767)
                                                                   --------        ---------          --------

Net increase (decrease) in cash and cash equivalents                  2,067           (1,262)            2,089

Cash and cash equivalents at beginning of period                      5,351            6,613             4,524
                                                                   --------        ---------          --------

Cash and cash equivalents at end of period                         $  7,418        $   5,351          $  6,613
                                                                   ========        =========          ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY


                                                                                          Accumulated
                                                              Additional                     Other
                                     Preferred       Common    Paid-in     Accumulated   Comprehensive
                                       Stock         Stock     Capital      Deficit          Loss         Other       Total
                                     ---------       ------   ----------   -----------   -------------   ---------   ----------
                                                                      (thousands)
Balances at December 30, 2002          $  15         $278      $101,972    $(216,243)      $(38,754)     $(37,001)   $(189,733)

Net loss                                                                     (21,489)                                  (21,489)
Minimum pension liability adjustment                                                          1,310                      1,310
Foreign currency translation adjustment                                                       6,612                      6,612
                                                                                                                     ---------
  Comprehensive loss                                                                                                   (13,567)
Stock compensation                                      1           183                                                    184
                                       -----         ----      --------    ---------       --------      --------    ---------

Balances at December 28, 2003             15          279       102,155     (237,732)       (30,832)      (37,001)    (203,116)


Net loss                                                                    (150,933)                                 (150,933)
Minimum pension liability adjustment                                                         (6,501)                    (6,501)
Foreign currency translation adjustment                                                       2,038                      2,038
                                                                                                                     ---------
  Comprehensive loss                                                                                                  (155,396)
Stock compensation                                                  183                                                    183
Stock options exercised                                              16                                                     16
                                       -----         ----      --------    ---------       --------      --------    ---------

Balances at January 2, 2005               15          279       102,354    (388,665)        (35,295)      (37,001)    (358,313)

Net loss                                                                    (56,244)                                   (56,244)
Minimum pension liability adjustment                                                         (1,236)                    (1,236)
Foreign currency translation adjustment                                                        (123)                      (123)
                                                                                                                     ---------
  Comprehensive loss                                                                                                   (57,603)
Stock compensation                                      1           201                                                    202
                                       -----         ----      --------    ---------       --------      --------    ---------

Balances at January 1, 2006            $  15         $280      $102,555    $(444,909)      $(36,654)     $(37,001)   $(415,714)
                                       =====         ====      ========    =========       ========      ========    =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BANKRUPTCY AND BASIS OF PRESENTATION

     On September 19, 2005 (the "Petition Date"), Foamex International Inc. (the "Company") and certain of its domestic subsidiaries, including Foamex L.P., its primary operating subsidiary, (collectively referred to as the "Debtors"), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

     Each of the Debtors continues to operate its business and manage its property as a debtor in possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. On September 29, 2005, the United States Trustee for the District of Delaware appointed an official committee of unsecured creditors in these Chapter 11 cases (the "Creditors' Committee"). The Creditors' Committee is currently comprised of The Bank of New York, the Pension Benefit Guaranty Corporation, Newcastle Partners, LP, Lyondell Chemical Corporation, Shell Chemicals L.P., Steel Partners II, L.P. and Donovan Williams. At a hearing held on September 20, 2005, the Bankruptcy Court granted the Company's various first day motions for relief designed to stabilize its operations and business relationships with customers, vendors, employees and others, and entered orders granting permission to, among other things, pay employee salaries, wages and benefits, pay amounts owing in connection with workers' compensation and other insurance policies; utilize its existing cash management systems; continue its customer programs; pay vendors for certain critical goods and services provided prior to September 19, 2005 and, access, on an interim basis, up to $221 million of a $240 million debtor-in-possession (DIP) revolving credit facility and $80 million of a DIP term loan. A portion of the proceeds of the debtor-in-possession revolving credit facility and all of the proceeds of the DIP term loan facility were used to repay Foamex L.P.'s prepetition revolving credit and term loan facilities. On October 17, 2005, the Bankruptcy Court granted final approval of the $240 million DIP credit facility and the $80 million DIP term loan.

     On November 17, 2005, the Bankruptcy Court approved a motion authorizing a key executive retention program (the "KERP"). The KERP pertains to 77 employees who may receive cash distributions aggregating up to $3.2 million. In addition, certain participants, at the discretion of the Board of Directors of the reorganized Foamex, may receive additional distributions aggregating up to $1.1 million in cash or in common stock of the reorganized Foamex, at a price per share that reflects the value of the equity on the effective date of the plan of organization. Distributions under the KERP are generally to be made on or around certain milestone dates during the Chapter 11 cases and on and subsequent to the effective date of the plan of reorganization. Cash distributions pursuant to the KERP, aggregating $0.4 million, were paid in December 2005 and additional amounts aggregating $1.1 million have been paid in February and March 2006. The common stock distributions, if any, will be made at the six month and one year anniversaries of the effective date of the plan of reorganization. The KERP also includes an additional $0.5 million discretionary cash pool to address specific employment matters and unanticipated needs that may arise during the Chapter 11 cases.

     The Company has notified all known or potential creditors of the Chapter 11 filings for the purposes of identifying and quantifying all prepetition claims. The Chapter 11 filings triggered defaults on substantially all debt and lease obligations. Subject to certain exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to September 19, 2005. On October 18, 2005, the Bankruptcy Court entered an order (the "Bar Date Order") requiring any person or entity holding or asserting a prepetition claim(s) against the Debtors to a file a written proof of claim with the Debtors' claims processing agent on or before December 8, 2005 (the "Bar Date"), and, for Governmental Units (as defined in the Bankruptcy Code) holding a prepetition claim(s) against the Debtors' on or before March 20, 2006. With certain enumerated exceptions, the Bar Date Order further provides that any person or entity which fails to timely file a proof of claim will, among other things, be forever barred, estopped and enjoined from asserting a prepetition claim against the Debtors.

     The uncertainty regarding the Company's future prospects may hinder the Company's ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers; negatively impacting the ability of the Company to attract and retain key employees; limiting the Company's ability to obtain trade credit; impairing present and future relationships with vendors and service providers; and impairing its ability to continue to operate as a going concern.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BANKRUPTCY AND BASIS OF PRESENTATION (continued)

     As a result of the Chapter 11 filings, realization of assets and liquidation of liabilities are subject to significant uncertainty. While operating as a debtor-in-possession under the protection of Chapter 11, and subject to the Bankruptcy Court approval or otherwise as permitted in the ordinary course of business, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Company's financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the Company's historical financial statements, which do not give effect to any adjustment to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

     To exit Chapter 11, the Company must obtain confirmation by the Bankruptcy Court of a Chapter 11 plan. On December 23, 2005, the Company filed a Disclosure Statement and Proposed Plan of Reorganization (the "Plan") with the Bankruptcy Court. The Plan is designed to complete a financial restructuring of the Company which will result in a reduction of approximately $500 million of total debt from prepetition amounts. The Plan was supported by an ad hoc committee of the Company's Senior Secured Noteholders comprising more than 50% of the outstanding principal amount of Senior Secured Notes. The terms of the Plan include the following:

     o Holders of Allowed Administrative Claims, Priority Tax Claims, DIP Financing Claims, Other Priority Claims, and Other Secured Claims will receive full payment in cash;

     o Holders of Allowed Senior Secured Note Claims will receive a pro rata share of 100% of new common stock of the reorganized Company, subject to dilution, provided that the class of such claims votes to accept the Plan;

     o Holders of Allowed Senior Subordinated Note Claims will receive a pro rata share of warrants to purchase up to 5% of new common stock of the reorganized Company, provided that the class of such Claims votes to accept the Plan;

     o Holders of Allowed General Unsecured Claims will receive a pro rata share of $1.5 million, provided that the distribution does not exceed 5% of the allowed amount of each such claim and provided that the class of such Claims votes to accept the Plan;

     o Holders of the Company's existing Preferred Stock and Common Stock will not receive any distribution under the Plan and their shares will be cancelled on the effective date of the Plan.

     Since the Company filed its Plan, the Company and its advisors have continued to work with its significant creditor constituencies and their respective advisors to negotiate a fully consensual plan of reorganization. The Company expects that it will continue to do so in the hope of agreeing with these constituents on the terms of a fully consensual plan. There can be no guarantee that the Company will file and/or confirm such a plan. However, even in the absence of a fully consensual plan, it is likely that the Company will need to modify the plan that is currently on file with the Bankruptcy Court.

     Subsequent to the bankruptcy filing date, Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") applies to the Debtors' financial statements while the Debtors operate under the provision of Chapter 11. SOP 90-7 does not change the application of generally accepted accounting principles in the preparation of financial statements. However, SOP 90-7 does require that the financial statements, for periods including and subsequent to the filing of the Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. A confirmed plan of reorganization could result in material changes in the amounts reported in the Company's consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets and liabilities that will be necessary as a consequence of reorganization under Chapter 11.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

     The Company operates in the flexible polyurethane and advanced polymer foam products industry. The Company's operations are primarily conducted through its wholly-owned subsidiary, Foamex L.P. Foamex L.P. conducts foreign operations through Foamex Canada Inc. ("Foamex Canada"), Foamex Latin America, Inc. and Foamex Asia, Inc. Financial information concerning the business segments of the Company is included in Note 15.

     The Company's reporting period is a 52/53-week fiscal year ending on the Sunday closest to January 1. Fiscal year 2005 included the 52 weeks ended January 1, 2006. Fiscal year 2004 included 53 weeks ended January 2, 2005 while fiscal year 2003 included the 52 weeks ended December 28, 2003.

Consolidation

     The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries where control exists. The equity method of accounting is used for investments in which the Company has significant influence. Generally this represents ownership of at least 20% and not more than 50%. The Company has a joint venture in Asia (Foamex Asia Co., Ltd.) in which it has ownership of 70%. The Company does not exercise control of this joint venture due to the minority shareholders' substantive participation rights and therefore the Company uses the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     The carrying amount and fair value of long-term debt, including debt subject to compromise, and revolving credit borrowings at January 1, 2006 were $742.1 million and $496.6 million, respectively and at January 2, 2005 were $750.5 million and $714.7 million, respectively. The fair value of long-term debt is estimated using quoted market prices, where available, or discounted cash flows. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Property, Plant and Equipment

     Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The range of useful lives estimated for buildings is generally 20 to 35 years, and the range for machinery, equipment and furnishings is 5 to 12 years. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated useful lives of the leasehold improvements. Depreciation expense for 2005, 2004 and 2003 was $17.1 million, $22.9 million and $24.1 million, respectively.

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Software Costs

     The Company expenses costs incurred in the preliminary project stage of developing or obtaining internal use software, such as research and feasibility studies, as well as costs incurred in the post-implementation/operational stage, such as maintenance and training. Capitalization of software development costs occurs only after management authorizes the project, the preliminary project stage is complete and it is probable the project will be completed and the software will be used for the function intended. The Company is in the process of replacing its primary financial and operating information and transaction processing systems and anticipates this project will be substantially completed by the end of 2007. Capitalized software costs aggregated $1.4 million, $2.4 million and $3.4 million in 2005, 2004 and 2003, respectively. The capitalized costs are amortized beginning in the period when placed in service on a straight-line basis over the estimated useful life of the software, which is generally five years or less.

Long-Lived Assets

     Property and equipment held for use is grouped for impairment testing at the plant level, the lowest level for which there are identifiable cash flows. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company assesses recoverability by comparing the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be generated by the assets. If an asset group is considered impaired, the impairment loss to be recognized would be measured as the amount by which the asset group's carrying amount exceeds its fair value. Estimated future cash flows are based on historical results adjusted for estimated future market conditions and operating plans. To the extent that these estimates change, impairment losses could have a material adverse impact on future financial results.

Environmental Remediation

     Environmental expenditures that relate to current operations are expensed. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Amounts charged to operations were $0.9 million, $0.6 million and $0.5 million in 2005, 2004 and 2003, respectively.

Comprehensive Income (Loss)

     Other comprehensive income or loss items are revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income and reflected as a component of stockholders' deficiency, including foreign currency translation and minimum pension liability adjustments.

Foreign Currency Translation

     The financial statements of foreign subsidiaries have been translated into U.S. dollars by using period-end exchange rates for the assets and liabilities and the average exchange rates for the statements of operations. Currency translation adjustments are included in accumulated other comprehensive loss.
Transaction gains and losses are reflected in other expense, net in the consolidated statements of operations and included $0.5 million of gains in 2005 and $0.6 million and $2.7 million of losses in 2004 and 2003, respectively.

Research and Development

     Research and development costs are expensed as incurred. Amounts charged to operations were $2.3 million, $2.8 million and $3.6 million in 2005, 2004 and 2003, respectively.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Self Insurance

     The Company is partially self-insured for a number of risks including workers' compensation, medical, automobile and general liability. Commercial insurance policies are carried for amounts in excess of the self-insured amounts. Amounts charged to operations for insurance premiums and self-insured losses were $28.7 million, $26.5 million and $24.9 million in 2005, 2004 and 2003, respectively.

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

Stock Options

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), encouraged, but did not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations. Accordingly, the Company recorded expense in an amount equal to the excess, if any, of the quoted market price on the grant date over the option price.

     The following table includes as reported and proforma information required by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS No. 148"). Proforma information is based on the fair value method discussed above. Fair values of options granted were estimated using the Black-Scholes option pricing model as discussed in Note 12.

                                                         2005 (a)     2004 (a)       2003
                                                        ----------   ----------    ----------
                                                        (thousands, except per share data)
     Net loss as reported                               $(56,244)    $(150,933)    $(21,489)
     Add: Stock-based employee compensation
         expense included in reported net loss,
         net of tax  benefit                                  23            (2)           2
     Deduct: Stock-based employee compensation
         expense determined under fair value
         based method, net of tax benefit                 (1,749)       (1,427)      (1,343)
                                                        ---------    ---------     --------
     Proforma  net  loss                                $(57,970)    $(152,362)    $(22,830)
                                                        ========     =========     ========

     Basic loss per share
         As reported                                    $  (2.29)    $   (6.17)    $  (0.88)
         Proforma                                       $  (2.37)    $   (6.23)    $  (0.94)



                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                                                         2005 (a)     2004 (a)       2003
                                                        ----------   ----------    ----------
                                                        (thousands, except per share data)
     Diluted loss per share
         As reported                                    $  (2.29)    $   (6.17)    $  (0.88)
         Proforma                                       $  (2.37)    $   (6.23)    $  (0.94)

(a) For 2005 and 2004 there were no tax benefits due to the establishment of a valuation allowance on U.S. deferred tax assets as discussed in Note 13.

Prospective Accounting Pronouncements

     In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS No. 123R"). Effective for fiscal 2006, the provisions of SFAS No. 123R require compensation expense be recognized equal to the fair value of stock options, or other share-based payments. The Company intends to adopt the statement on a modified prospective basis, using the Black-Scholes option-pricing model to calculate the fair value of stock options. We estimate that the incremental expense related to adoption will be $1.4 million for the applicable attribution of the unvested portion of awards granted in prior years. It is not likely that additional stock options will be granted. Accordingly, no compensation for 2006 grants is included in the above estimate. Compensation expense estimated for 2006 will be adjusted if the actual number of stock options that vest is different from the assumption used to develop the expense estimate.

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

3.   LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS

     On August 15, 2005, the Company notified the trustee of its 13 1/2% Senior Subordinated Notes that it would not remit a principal payment of $51.6 million and an interest payment of $3.5 million that were due on that date. Failure to remit the principal payment put the Company in default under its 13 1/2% Senior Subordinated Notes Indenture and caused the Company to also be in default under its Senior Secured Credit Facility, Secured Term Loan, 10 3/4% Senior Secured Notes and 9 7/8% Senior Subordinated Notes. The holders of these other loans and notes would be entitled to demand immediate payment absent a cure of the default. On August 14, 2005, the Company executed amendments to its Senior Secured Credit Facility and Secured Term Loan that waived the default until September 30, 2005 caused by the Company's failure to remit the principal and interest payments to the 13 1/2% Senior Subordinated Note holders.

     In addition to the Company's prepetition debt which is in default, liabilities subject to compromise reflects the Debtors' other liabilities incurred prior to the commencement of the bankruptcy proceedings. These amounts represent the Company's estimate of known or potential prepetition claims to be resolved in connection with the bankruptcy proceedings. Such claims remain subject to future adjustments, based on such things as (i) negotiations; (ii) actions taken by the Bankruptcy Court; (iii) further developments with respect to disputed claims; (iv) additional rejection of executory contracts and leases;
(v) the determination of the value of collateral securing claims; (vi) the filing of proofs of claims; or (vii) other events. Payment terms for these claims will be established in connection with the Company's confirmed plan of reorganization.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS (continued)

     Liabilities subject to compromise at January 1, 2006 consist of the following:

       Debt:                                                        (thousands)
           10 3/4% Senior Secured Notes                               $300,000
           9 7/8% Senior Subordinated Notes                            148,500
           13 1/2% Senior Subordinated Notes                            51,585
           Other debt                                                      850
                                                                      --------
       Total debt                                                      500,935
       Employee benefit plans                                           56,060
       Accounts payable                                                 37,395
       Accrued interest on debt subject to compromise                   33,201
       Accrued liabilities and other                                     8,374
                                                                      --------
                                                                      $635,965
                                                                      ========

     The Debtors have incurred certain professional fees and other expenses directly associated with the bankruptcy proceedings. In addition, the Debtors have made certain adjustments to the carrying value of certain prepetition liabilities. Such costs and adjustments are classified as reorganization items, net in the accompanying consolidated statement of operations for the year ended January 1, 2006 and consist of the following:

                                                                    (thousands)
       Debt issuance costs on debt subject to compromise              $(10,465)
       Deferred credits on interest rate swap transactions               9,684
       Professional fees associated with bankruptcy                     (8,841)
       Net gain on rejected leases and other contracts                   2,854
       Other, net                                                          (37)
                                                                      --------
                                                                      $ (6,805)
                                                                      ========

     Pursuant to the Bankruptcy Code, the Debtors have filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of September 19, 2005. On October 24, 2005, the Debtors mailed proof of claim forms to, among others, current and prior employees, known creditors, vendors and other parties with whom the Debtors have previously conducted business. To the extent the recipients disagree with the claim amounts or priorities set forth on the Debtors' schedules, the recipient may file a proof of claim in a different amount or priority with the Debtors' claim agent, Bankruptcy Services, LLC. Differences between the amounts and/or priorities scheduled by the Debtors and claims filed by creditors will be investigated and resolved as part of the bankruptcy proceedings. If necessary, the Bankruptcy Court ultimately will determine liability amounts and priorities that will be allowed for these claims. The resolution of such claims could result in a material adjustment to the Company's financial statements.

4.   DEBTORS' FINANCIAL STATEMENTS

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   DEBTORS' FINANCIAL STATEMENTS (continued)

                    Debtors' Condensed Combined Balance Sheet
                                 January 1, 2006
                             (thousands - unaudited)

       ASSETS
       Current Assets:
         Cash and cash equivalents                                                      $   4,839
         Accounts receivable, net                                                         184,608
         Inventories                                                                      105,903
         Other current assets                                                              27,103
                                                                                        ---------
             Total current assets                                                         322,453

       Property, plant and equipment, net                                                  99,830
       Other assets, net                                                                  166,750
                                                                                        ---------
       Total assets                                                                     $ 589,033
                                                                                        =========

       LIABILITIES AND STOCKHOLDERS' DEFICIENCY
       Current Liabilities Not Subject to Compromise:
         Current maturities of long-term debt and revolving credit borrowings           $ 240,780
         Accounts payable                                                                  58,802
         Accrued liabilities                                                               49,526
                                                                                        ---------
             Total current liabilities                                                    349,108

       Liabilities subject to compromise                                                  635,965

       Non-Current Liabilities Not Subject to Compromise:
         Long-term debt, net of current maturities                                            340
         Other noncurrent liabilities                                                      19,334
                                                                                        ---------
             Total liabilities                                                          1,004,747

       Total stockholders' deficiency                                                    (415,714)
                                                                                        ---------
       Total liabilities and stockholders' deficiency                                   $ 589,033
                                                                                        =========

               Debtors' Condensed Combined Statement of Operations
                           Year Ended January 1, 2006
                             (thousands - unaudited)

       Net sales                                                                       $1,236,105
       Cost of goods sold                                                               1,102,961
                                                                                       ----------
           Gross profit                                                                   133,144
       Selling, general and administrative expenses                                        73,545
       Impairment, restructuring and other charges                                         44,945
                                                                                       ----------
           Income from operations                                                          14,654
       Interest and debt issuance expense                                                 (79,745)
       Reorganization items, net                                                           (6,685)
       Other                                                                               28,072
                                                                                       ----------
           Loss before benefit for income taxes and
           equity in loss of non-debtor subsidiaries                                      (43,704)
       Benefit for income taxes                                                            (1,291)
                                                                                       ----------
           Loss before equity in loss of non-debtor subsidiaries                          (42,413)
       Equity in loss of non-debtor subsidiaries                                          (10,332)
                                                                                       ----------
           Loss before cumulative effect of accounting change                             (52,745)
       Cumulative effect of accounting change                                              (3,499)
                                                                                       ----------
       Net loss                                                                        $  (56,244)
                                                                                       ==========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   DEBTORS' FINANCIAL STATEMENTS (continued)

               Debtors' Condensed Combined Statement of Cash Flows
                           Year Ended January 1, 2006
                             (thousands - unaudited)

       OPERATING ACTIVITIES:
       Net loss                                                                          $(56,244)
       Adjustments required to reconcile net loss to net cash
          used for operating activities:
          Impairment charges                                                               43,419
          Depreciation and amortization                                                    17,463
          Reorganization items                                                              6,685
          Change in working capital and other operating items                             (34,169)
                                                                                         --------
              Net cash used for operating activities                                      (22,846)
                                                                                         --------

       INVESTING ACTIVITIES:
       Capital expenditures                                                                (5,650)
       Proceeds from sales of assets                                                       39,815
       Other                                                                               (2,616)
                                                                                         --------
              Net cash provided by investing activities                                    31,549
                                                                                         --------

       FINANCING ACTIVITIES:
       Repayments of prepetition borrowings                                              (233,386)
       Proceeds from DIP borrowings                                                       234,566
       Other                                                                               (8,195)
                                                                                         --------
              Net cash used for financing activities                                       (7,015)
                                                                                         --------

       NET INCREASE IN CASH AND CASH EQUIVALENTS                                            1,688

       CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       3,151
                                                                                         --------

       CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $  4,839
                                                                                         ========

5.   LOSS PER SHARE

     The following table shows the amounts used in computing basic loss per share.

                                                               2005 (a)        2004 (a)       2003 (a)
                                                              ---------       ----------     ---------
                                                                 (thousands, except per share amounts)
     Loss before cumulative effect of
         accounting change                                    $(52,745)       $(150,933)     $(21,489)
     Cumulative effect of accounting change                     (3,499)               -             -
                                                              --------        ---------      --------
     Net loss                                                 $(56,244)       $(150,933)     $(21,489)
                                                              ========        =========      ========

     Weighted average common stock outstanding                  24,509           24,444        24,394
                                                              ========        =========      ========

     Loss per share before cumulative effect
         of accounting change                                 $  (2.15)       $   (6.17)     $  (0.88)
     Cumulative effect of accounting change per share            (0.14)               -             -
                                                              --------        ---------      --------
     Net loss per share                                       $  (2.29)       $   (6.17)     $  (0.88)
                                                              ========        =========      ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   LOSS PER SHARE (continued)

     The following table shows the amounts used in computing diluted loss per share.

                                                               2005 (a)        2004 (a)       2003 (a)
                                                              ---------       ----------     ---------
                                                                 (thousands, except per share amounts)
     Loss before cumulative effect of
         accounting change                                    $(52,745)       $(150,933)      $(21,489)
     Cumulative effect of accounting change                     (3,499)               -              -
                                                              --------        ---------       --------
     Net loss                                                 $(56,244)       $(150,933)      $(21,489)
                                                              ========        =========       ========

     Weighted average common stock outstanding                  24,509           24,444         24,394
                                                              ========        =========       ========

     Loss per share before cumulative effect of
         accounting change                                    $  (2.15)       $   (6.17)      $  (0.88)
     Cumulative effect of accounting change per share            (0.14)               -              -
                                                              --------        ---------       --------
     Net loss per share                                       $  (2.29)       $   (6.17)      $  (0.88)
                                                              ========        =========       ========

     Potential incremental shares:
         Options to purchase common stock                        3,621            3,060          4,177
         Preferred stock convertible into common stock (b)       1,500            1,500          1,500

(a) There is no dilution resulting from potential incremental shares in any of the years presented because the Company had net losses and the inclusion of potential incremental shares would be antidilutive.

(b)  Series B Preferred Stock is convertible into 1,500 common shares.

6.   CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     On January 1, 2006, the Company adopted the provisions of FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143", ("FIN No. 47"). FIN No. 47 requires the recognition of a liability for the fair value of conditional asset retirement obligations if the fair value of the liability can be reasonably estimated.

     The Company evaluated its conditional asset retirement obligations for its manufacturing facilities, primarily for chemical storage and delivery facilities and as a result recorded a $3.6 million noncurrent liability for conditional asset retirement obligations and a $0.1 million increase in the carrying value of the related assets, net of $1.0 million of accumulated depreciation. The noncurrent liability for conditional asset retirement obligations would have been $3.3 million at January 2, 2005. The cumulative effect that was recorded in the fourth quarter of 2005 upon the adoption of FIN No. 47 resulted in a charge of $3.5 million.

     The following table presents proforma net loss and loss per share for 2005, 2004 and 2003 as if the provisions of FIN No. 47 had been applied at the beginning of 2003:

                                                              2005             2004             2003
                                                            ---------       ----------       ----------
                                                                (thousands, except per share amounts)
     Net loss as reported                                   $(56,244)       $(150,933)       $(21,489)

     Add:  Cumulative effect of change in
              Accounting principle                             3,499                -               -

     Deduct:   Accretion and depreciation                       (520)            (392)           (287)
                                                            --------        ---------        --------

     Proforma net loss                                      $(53,265)       $(151,325)       $(21,776)
                                                            ========        =========        ========



                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   CUMULATIVE EFFECT OF ACCOUNTING CHANGE (continued)


                                                              2005             2004             2003
                                                            ---------       ----------       ----------
                                                                (thousands, except per share amounts)
     Basic and diluted loss per share:
         As reported                                        $ (2.29)        $   (6.17)       $  (0.88)
         Proforma                                           $ (2.17)        $   (6.19)       $  (0.89)

7.   IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES

2005

     The Company performs an annual impairment test required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") on the first day of the fiscal fourth quarter. The test is a two step process, with the first step involving an estimate of enterprise fair value and the second step involving a more detailed appraisal of individual assets. The fair value estimate uses a discounted cash flow method. SFAS No. 142 also requires that impairment tests of goodwill be updated during the year if circumstances change that would more likely than not indicate that the fair value of a reporting unit no longer exceeds its value for financial statement purposes.

     During 2005, the Company updated its long-term forecast to address the impact of deteriorating business conditions, including recent adverse developments in the domestic auto industry. As part of this exercise, the Company also conducted goodwill impairment tests of its various reporting units. The Foam Products and Technical Products reporting units passed the step one impairment test. However, the Automotive Products reporting unit failed the step one test, reflecting industry conditions. The Company completed the second step of the goodwill impairment test resulting in Automotive Products goodwill impairment charges of $35.4 million.

     The balances of goodwill at January 1, 2006 were $74.9 million for the Foam Products segment and $13.9 million for the Technical Products segment for a total of $88.8 million.

     Also during 2005, the Company determined that $15.3 million of pre-tax impairment charges were required for property, plant and equipment at certain production facilities. The impairment evaluation was also triggered by the facts and circumstances discussed above concerning the goodwill impairment. The impairment loss was determined using fair value estimates and appraisals for similar assets.

     In addition, the Company recorded restructuring charges of $1.5 million, which were primarily related to the closing of three facilities that produced consumer products, including the elimination of 132 positions, and elimination of 14 sales, administrative and operating positions in the carpet cushion business.

2004

     During 2004, the Company recorded impairment, restructuring and other charges of $3.2 million, primarily consisting of a $1.7 million charge primarily related to lease costs and asset write offs in connection with the closing of its New York City office, a $0.7 million charge related to the realignment of its automotive operations and an impairment charge of $0.6 million for an idle facility.

2003

     During 2003, the Company recorded impairment, restructuring and other credits of $1.8 million consisting of a $3.2 million reduction in the liability primarily for severance and termination benefits no longer required as the actions contemplated under the related plans have been substantially completed, and a charge of $1.1 million for additional lease termination costs for a closed facility as a result of changes in real estate market conditions. Additionally, the Company recorded a $0.3 million restructuring charge reported in the Other segment as a result of

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES (continued)

an employee termination plan for approximately 300 employees at its Mexico City operations. The actions under this plan were substantially completed in 2003.

     The following table sets forth the components of the Company's impairment, restructuring and other charges (credits):

                                                     Plant Closure     Personnel
                                           Total       and Leases      Reductions     Impairment        Other
                                           -----     -------------     ----------     ----------      --------
     2003                                                              (millions)
     Balance at December 29, 2002          $22.8          $12.6          $ 8.2          $   -          $ 2.0
     Adjustments                            (1.8)           0.2           (1.8)             -           (0.2)
     Cash spending                         (11.3)          (4.8)          (5.5)             -           (1.0)
                                           -----          -----          -----          -----          -----
     Balance at December 28, 2003            9.7            8.0            0.9              -            0.8

     2004
     Impairment and restructuring charges    3.2            2.4            0.8              -              -
     Cash spending                          (4.1)          (2.3)          (1.0)             -           (0.8)
     Asset impairment                       (1.4)          (1.4)             -              -              -
                                           -----          -----          -----          -----          -----
     Balance at January 2, 2005              7.4            6.7            0.7              -              -

     2005
     Impairment and restructuring charges   52.2            0.7            0.8           50.7              -
     Cash spending                          (1.9)          (1.2)          (0.7)             -              -
     Rejected leases and agreements         (6.0)          (5.6)          (0.4)             -              -
     Goodwill and asset impairment         (50.7)            -               -          (50.7)             -
                                           -----          -----          -----          -----          -----
     Balance at January 1, 2006            $ 1.0          $ 0.6          $ 0.4          $   -          $   -
                                           =====          =====          =====          =====          =====

8.   GAIN ON SALE OF BUSINESSES

     On April 29, 2005, the Company sold its rubber and felt carpet cushion businesses consisting principally of property, plant and equipment located at Gape Girardeau, MO and Newton, NC, inventories, and related goodwill to Leggett & Platt, Incorporated for net cash proceeds of $38.7 million. The property, plant and equipment, inventories and related goodwill had carrying values of $3.2 million, $2.8 million and $2.5 million, respectively. The net gain of $29.7 million, on which there is no tax impact, has been reflected on the accompanying consolidated statement of operations for the year ended January 1, 2006. The rubber and felt carpet cushion businesses provided approximately $41.3 million and $4.5 million of net sales and gross profit, respectively, in the year ended January 2, 2005.

9.   INVENTORIES

     The components of inventory are listed below.

                                           January 1,          January 2,
                                              2006                2005
                                           ----------          ----------
                                                    (thousands)
       Raw materials and supplies          $ 74,886             $ 63,336
       Work-in-process                       22,657               18,667
       Finished goods                        14,599               18,026
                                           --------             --------
       Total                               $112,142             $100,029
                                           ========             ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT

     The components of revolving credit borrowings and long-term debt are listed below.

                                                                       January 1,            January 2,
                                                                          2006                  2005
                                                                       ----------            ----------
                                                                                (thousands)
     Revolving credit borrowings (1)                                   $154,566              $114,907
                                                                       ========              ========

     Foamex L.P. Senior Secured Credit Facility Term Loan (1)          $      -              $ 37,371
     DIP Term Loan (1)                                                   80,000                     -
     Foamex L.P. Secured Term Loan (1)                                        -                80,000
     10 3/4% Senior Secured Notes due 2009 (2) (4) (5)                        -               309,703
     9 7/8% Senior Subordinated Notes due 2007 (2) (5)                        -               148,500
     13 1/2% Senior Subordinated Notes due August 2005 (includes
       $581 of unamortized debt premium) (2) (5)                              -                52,166
     Industrial revenue bonds (3)                                         6,000                 7,000
     Other                                                                  604                   852
                                                                       --------              --------
                                                                         86,604               635,592

     Less current portion                                                86,238                67,131
                                                                       --------              --------

     Long-term debt                                                    $    366              $568,461
                                                                       ========              ========

(1) Subsidiary debt of Foamex L.P., guaranteed by the Company, FMXI, Inc. and Foamex Canada.
(2)  Subsidiary debt of Foamex L.P. and Foamex Capital Corporation.
(3)  Subsidiary debt of Foamex L.P.
(4)  Includes   $9.7  million  of  deferred   credits  on  interest   rate  swap
     transactions at January 2, 2005.
(5)  Reclassified to liabilities subject to compromise at January 1, 2006.

DIP Revolving Credit Facility

     On September 22, 2005, Foamex L.P. entered into a Debtor-in-Possession Credit Agreement (the "DIP Revolving Credit Facility") with a group of lenders to provide a revolving credit facility with a maximum availability of $240.0 million. The initial borrowing under the DIP Revolving Credit Facility was used to repay outstanding obligations under the prepetition Senior Secured Credit Facility and interest due under the prepetition Secured Term Loan. The DIP Revolving Credit Facility includes a $40.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable, inventory, equipment, and real estate. At January 1, 2006, Foamex L.P. had total available borrowings of $53.6 million and letters of credit outstanding of $18.2 million under the facility. Substantially all of the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the DIP Revolving Credit Facility bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At January 1, 2006, the weighted average interest rate on borrowings was 7.42%. All borrowings under the DIP Revolving Credit Facility will mature on the earlier of March 22, 2007 or the date that the Company emerges from Chapter 11. The lenders under the DIP Revolving Credit Facility have agreed to provide emergence financing, subject to a number of conditions, of up to $275.0 million upon the Company's emergence from Chapter 11. The DIP Revolving Credit Facility includes both a subjective acceleration clause and a lock box arrangement that requires all lock box receipts be used to repay revolving credit borrowings. Borrowings under the DIP Revolving Credit Facility are classified as current in the accompanying consolidated balance sheet at January 1, 2006.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT (continued)

DIP Term Loan

     On September 22, 2005, Foamex L.P. entered into a Debtor-in-Possession Credit Agreement (the "DIP Term Loan") with a group of lenders to provide an $80.0 million term loan. Proceeds from the DIP Term Loan were used to repay outstanding principal under the prepetition Secured Term Loan. Borrowings under the DIP Term Loan bear interest at a rate that is either (i) 8.00% plus the greater of the Base rate, as defined, or 6.50% or (ii) at 10.00% plus the greater of the LIBOR rate or 3.00%. At January 1, 2006, the weighted average interest rate was 14.29%. Borrowings under the DIP Term Loan are collateralized by the same collateral as the DIP Revolving Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the DIP Revolving Credit Facility and the DIP Term Loan. All borrowings under the DIP Term Loan will mature on the earlier of March 22, 2007 or the date that the Company emerges from Chapter 11. The lenders under the DIP Term Loan have agreed to provide emergence financing, subject to a number of conditions, of $80.0 million upon the Company's emergence from Chapter 11. The DIP Term Loan may be repaid prior to maturity by paying a prepayment premium initially set at 8% and declining ratably over a 48-month period. The DIP Term Loan is classified as current in the accompanying consolidated balance sheet at January 1, 2006.

Industrial Revenue Bond ("IRB")

     IRB debt includes a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At January 1, 2006, the interest rate was 3.63% on the bond. The maximum interest rate for the IRB is 15.0% per annum. If Foamex L.P. exercises its option to convert the bond to a fixed interest rate structure, the IRB is redeemable at the option of the bondholders. In addition, at any time prior to conversion to a fixed interest rate structure, bondholders upon notice to the bond trustee and the remarketing agent may place the bonds for sale. If the remarketing agent is not successful in reselling the bonds before settlement is due on bonds placed for sale, the bond trustee may draw on a letter of credit issued under the DIP Revolving Credit Facility to repay the bondholders for the bonds placed for sale until the bonds can be resold by the remarketing agent. Pursuant to this arrangement, the IRB has been classified as current in the accompanying consolidated balance sheets at January 1, 2006 and January 2, 2005. The obligation is collateralized by certain assets, which have an approximate net carrying value of $4.7 million at January 1, 2006 and by a letter of credit in the amount of $6.3 million.

Senior Secured Credit Facility

     On August 18, 2003, Foamex L.P. entered into a Senior Secured Credit Facility with a new group of lenders and an $80.0 million term loan facility with another lender. Proceeds borrowed under these new facilities were used to repay all outstanding balances under a former credit facility which was terminated as of August 18, 2003. In addition, Foamex Canada's revolving credit facility that did not have any outstanding borrowings and had availability of approximately $5.9 million was terminated as of August 18, 2003. The termination of the former credit facility resulted in a write off of debt issuance costs of $12.9 million recorded in 2003.

     The $240.0 million Senior Secured Credit Facility (the "Senior Secured Credit Facility") consisted of a revolving credit facility with a maximum availability of $190.0 million and an initial term loan of $50.0 million. The term loan required quarterly installment payments of approximately $1.8 million, which commenced on September 30, 2003. All obligations under the Senior Secured Credit Facility were repaid with proceeds from the DIP Revolving Credit Facility. The Senior Secured Credit Facility included both a subjective acceleration clause and a lockbox arrangement that required all lockbox receipts be used to repay revolving credit borrowings. Accordingly, borrowings under this revolving credit facility were classified as current in the accompanying consolidated balance sheet at January 2, 2005.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT (continued)

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

Debt Covenants

     The DIP  Revolving  Credit  Facility  and  the  DIP  Term  Loan  (the  "DIP
Facilities") contain certain covenants that limit, among other things, the ability of the Company's subsidiaries (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interests, as defined,
(iv) to merge, consolidate or sell all or substantially all assets, or (v) to enter into certain transactions with affiliates or related persons. In addition, the DIP Facilities contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holders. Under the most restrictive of the distribution restrictions, the Company could be paid by its subsidiaries, as of January 1, 2006, funds only to the extent to enable the Company to meet its tax payment liabilities, subject to Bankruptcy Court approval if such payments constitute prepetition liabilities, and its normal operating expenses of up to $2.3 million during the term of the DIP Facilities, so long as no default or event of default has occurred.

     Under the DIP Facilities, the Company is subject to covenants, including an EBITDA, as defined, covenant beginning with the one month period ended October 30, 2005, a cumulative net cash flow, as defined, covenant beginning with the two month period ending December 4, 2005, and a capital expenditure restriction for 12 month rolling periods beginning October 3, 2005. The cumulative EBITDA and net cash flow covenants will include an increasing number of months until they reach 12 months ending on October 1, 2006 and then will be the trailing 12 months thereafter through February 2007. The Company is in compliance with the EBITDA, cumulative net cash flow and capital expenditure covenants for the three months ended January 1, 2006. The DIP facilities also limit expenditures for certain prepetition and post petition liabilities, as defined, subject to Bankruptcy Court approval.

     On November 15, 2002, Foamex L.P. and its bank lenders executed an amendment to a prior credit facility. Under the amendment, Foamex L.P. was subject to minimum net worth, minimum EBDAIT, as defined, and maximum capital expenditure covenants through periods ending December 28, 2003. The minimum EBDAIT covenant was tested monthly, on a cumulative basis, beginning with December 2002. Foamex L.P. was in compliance with the revised covenants at December 29, 2002 and throughout 2003 until that credit facility was terminated on August 18, 2003. Under the Senior Secured Credit Facility and the Secured Term Loan, Foamex L.P. was subject to a minimum fixed charge coverage ratio, as defined, of 1.00 measured quarterly. Amendments to the Senior Secured Credit Facility and Secured Term Loan executed on November 3, 2004 allowed Foamex L.P. to exclude certain charges aggregating approximately $3.7 million and approximately $1.0 million in the first and second quarters of 2004, respectively, from the computation of the fixed charge coverage ratio. For the four quarters ended January 2, 2005, Foamex L.P.'s fixed charge coverage ratio was 0.98 and the lenders agreed to waive compliance with the fixed charge coverage ratio for that period. On March 31, 2005, Foamex L.P. entered into amendments with the existing lenders under the Senior Secured Credit Facility and the Secured Term Loan that set lower minimum fixed charge coverage ratios through April 2, 2006 and permitted borrowing of up to $25.0 million of an additional $39.0 million commitment under the Secured Term Loan, the proceeds of which would be used to repay revolving loans. Foamex L.P. incurred fees and expenses for the waivers and amendments aggregating approximately $1.0 million. For the two quarters ended December 28, 2003, Foamex L.P.'s fixed charge coverage ratio was 1.09. Foamex L.P. was also subject to a maximum annual capital expenditure amount which was $36.0 million for the year ended January 2, 2005 and $46.8 million for the year ended January 1, 2006.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT (continued)

Maturities of Long-Term Debt

     Scheduled maturities of revolving credit borrowings and long-term debt as of January 1, 2006 are shown below (thousands):

       2006                                       $    238
       2007                                        234,791
       2008                                            141
       2009                                              -
       2010                                              -
       Thereafter                                    6,000
                                                  --------
       Total                                      $241,170
                                                  ========

     The following debt issues were reclassified as liabilities subject to compromise in the consolidated balance sheet as of January 1, 2006:

10 3/4% Senior Secured Notes

     The 10 3/4% Senior Secured Notes were issued by Foamex L.P. and Foamex Capital Corporation (the "Issuers") on March 25, 2002 and are due on April 1, 2009. The notes are guaranteed on a senior basis by all of Foamex L.P.'s domestic subsidiaries that guarantee the DIP Revolving Credit Facility. The notes are secured on a second-priority basis (subject to permitted liens) on substantially the same collateral that secures the obligations under the DIP Revolving Credit Facility and the DIP Term Loan. The notes rank effectively junior to all senior indebtedness that is secured by first priority liens and senior in right of payment to all subordinated indebtedness. Interest is payable April 1 and October 1. The Issuers did not remit the interest payment due October 1, 2005, but have continued to accrue interest at the default rate of 11.75% pursuant to the Bankruptcy Court order approving the borrowing under the DIP Revolving Credit Facility and the DIP Term Loan. The notes may be redeemed at the option of the Issuers, in whole or in part, at any time on or after April 1, 2006. The initial redemption is at 105.375% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after April 1, 2008.

9 7/8% Senior Subordinated Notes

     The 9 7/8% Senior Subordinated Notes (the "Notes") were issued by Foamex L.P. and Foamex Capital Corporation (the "Issuers") and are due on June 15, 2007. The notes represent uncollateralized general obligations of the Issuers and are subordinated to all Senior Debt, as defined in the Indenture. The Issuers do not intend to make any future payments on the Notes and in conjunction with the payment default on the 13 1/2% Senior Subordinated Notes discussed below, the Issuers are in default under the Notes. The Issuers have not accrued interest on the Notes of $4.2 million from the date of the bankruptcy filing through January 1, 2006.

13 1/2% Senior Subordinated Notes

     The 13 1/2% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation (the "Issuers") and matured on August 15, 2005. The principal due of $51.6 million plus accrued and unpaid interest of $3.5 million were not paid resulting in the Issuers being in default under the 13 1/2% Senior Subordinated Notes. The Issuers have not accrued interest on the 13 1/2% Senior Subordinated Notes of $2.3 million from the date of the bankruptcy filing through January 1, 2006. The notes represent uncollateralized general obligations of the Issuers and are subordinated to all Senior Debt, as defined in the Indenture and are pari passu in right of payment to the 9 7/8% Senior Subordinated Notes (described above).

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  RETIREE BENEFIT PLANS

Defined Benefit Pension Plans

     The Company provides pension and survivor benefits through a non-contributory defined benefit plan to almost all U.S. salaried and hourly employees and to salaried and hourly employees in Toronto, Canada through separate plans. The benefit formula for U.S. salaried employees is based on credited years of service and average compensation over the service period. The benefit formula for U.S. hourly employees is based on a stated amount multiplied by credited years of service. Employees who reach the credited years of service requirement receive a benefit annuity upon retirement and employees who have vested benefits but terminated employment before retirement age receive an annuity in accordance with the plan provisions.

     The Toronto plans are much smaller in relationship to the U.S. plan and represent less than 10% of total plan assets and projected benefit obligations presented below. Employees in the Montreal, Canada plant and the Mexico operations participate only in defined contribution programs.

     The U.S. plan has historically been funded to satisfy minimum ERISA requirements. Given its financial condition, the Company was not able to contribute additional amounts. Because of decreasing interest rates in recent years, lower returns on plan assets than expected, and funding at the ERISA minimum the U.S. plan was approximately $50.5 million underfunded at year-end 2005.

     The U.S. plan liability is a contingent general unsecured claim and could be compromised with the Pension Benefit Guaranty Corporation ("PBGC") in the Chapter 11 process. However, it is the Company's intent in its proposed Plan of Reorganization to honor its current accrued benefit obligation and not to revert any of the obligation back to the PBGC. The PBGC is a member of the Creditors Committee in the Bankruptcy proceedings.

     The Company also provides a supplemental executive retirement plan ("SERP") to a limited number of executives. The SERP reflects a pension benefit for the difference between the executives' compensation and the IRS imposed limit for qualified defined benefit plans. The SERP is a non-qualified plan and is not funded.

Retiree Medical and Life Insurance Benefits

     The Company provides postretirement health care and life insurance for eligible employees, limited primarily to one manufacturing facility in the United States. These plans are unfunded and benefits are paid as the claims are submitted. The benefits are only provided until the participant becomes eligible for Medicare. Consequently, the Medicare Prescription Drug, Improvement and
Modernization Act of 2003 did not impact the obligations or expense of the Company. The Company retains the right, subject to existing agreements, to modify or eliminate these benefits. The measurement date to determine pension assets and obligations is the calendar year end.

     Change in projected benefit obligations, plan assets and funded status follows:

                                                                Pension Benefits          Other Benefits
                                                           ----------------------     ----------------------
                                                             2005          2004         2005          2004
                                                           --------      --------     --------      -------
     Change in Benefit Obligations                                            (thousands)
       Benefit obligations at beginning of year            $143,904      $125,052       $1,226       $1,234
       Service cost                                           5,478         4,804           35           30
       Interest cost                                          7,810         7,463           63           69
       Amendments                                               147             -            -            -
       Benefits paid                                         (6,349)       (6,038)        (142)         (78)
       Plan participants' contributions                           -             -           15           16
       Actuarial loss (gain)                                  1,174        12,008            7          (45)
       Foreign currency exchange rate changes                   290           615            -            -
                                                           --------      --------       ------       ------
       Benefit obligation at end of year                   $152,454      $143,904       $1,204       $1,226
                                                           ========      ========       ======       ======


                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  RETIREE BENEFIT PLANS (continued)

     Change in Plan Assets
       Fair value of plan assets at
          beginning of year                                $ 91,868      $ 79,886      $     -      $     -
       Actual return on plan assets                           4,928         7,746            -            -
       Employer contribution                                  7,295        10,186          127           62
       Plan participants' contributions                           -             -           15           16
       Benefits paid                                         (6,349)       (6,038)        (142)         (78)
       Plan administrative expenses                          (1,081)         (500)           -            -
       Foreign currency exchange rate changes                   257           588            -            -
                                                           --------      --------      -------      -------
       Fair value of plan assets at end of year            $ 96,918      $ 91,868      $     -      $     -
                                                           ========      ========      =======      =======

     Funded Status and Net Amounts Recognized
     in Consolidated Balance Sheets
       Funded status                                       $(55,536)     $(52,036)     $(1,204)     $(1,226)
       Unrecognized transition asset                           (215)         (290)           -            -
       Unrecognized prior service cost (benefit)                279           192          (34)         (41)
       Unrecognized net actuarial loss                       62,287        60,021          324          328
                                                           --------      --------      -------      -------
       Net amount recognized in consolidated
          balance sheets                                   $  6,815      $  7,887      $  (914)     $  (939)
                                                           ========      ========      =======      =======

     Amounts Recognized in the Consolidated
     Balance Sheets
       Prepaid benefit costs                               $  8,612     $   9,263      $     -      $     -
       Accrued benefit liability                            (54,426)      (53,109)        (914)        (939)
       Intangible assets                                        517           596            -            -
       Accumulated other comprehensive loss*                 52,112        51,137            -            -
                                                           --------      --------      -------      -------
       Net amount recognized                              $   6,815     $   7,887      $  (914)     $  (939)
                                                           ========      ========      =======      =======

*    Before related income tax benefit.

     The accumulated benefit obligation for all defined benefit plans was $143.1 million at year-end 2005 and $135.9 million at year-end 2004. Information for defined benefit plans with an accumulated benefit obligation in excess of plan assets is listed below.

                                                                December 31, 2005          December 31, 2004
                                                                -----------------          -----------------
                                                                                (thousands)
     Projected benefit obligation                                    $146,628                  $139,242
     Accumulated benefit obligation                                  $138,897                  $132,444
     Fair value of plan assets                                       $ 92,564                  $ 88,128

     Components of Net Periodic Benefit Plan Cost

                                                           Pension Benefits                  Other Benefits
                                                     ---------------------------      --------------------------
                                                      2005       2004      2003        2005      2004      2003
                                                     ------     ------    ------      ------    ------    ------
                                                                             (thousands)
     Service cost                                    $5,478     $4,804    $4,300       $ 35      $ 30      $ 29
     Interest cost                                    7,810      7,463     7,086         63        69        76
     Expected return on plan assets                  (7,836)    (6,891)   (5,611)         -         -         -
     Amortization of transition assets                  (75)       (75)      (75)         -         -         -
     Amortization of prior service benefit             (101)      (111)     (109)        (6)       (6)       (6)
     Amortization of net loss (gain)                  3,137      2,776     3,090         10        14        16
                                                     ------     ------    ------       ----      ----      ----
     Net periodic benefit plan cost                  $8,413     $7,966    $8,681       $102      $107      $115
                                                     ======     ======    ======       ====      ====      ====

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  RETIREE BENEFIT PLANS (continued)

     Additional Information

                                                       Pension Benefits        Other Benefits
                                                       ----------------        --------------
                                                        2005      2004          2005     2004
                                                       ------   -------        ------   ------
                                                                      (thousands)
     Increase (decrease) in minimum liability
       included in other comprehensive loss*            $975     $6,581         N/A       N/A

*    Before related income tax benefit.

                                                        Pension Benefits                 Other Benefits
     Weighted-Average Assumptions Used                ----------------------        -----------------------
     to Determine Benefit Obligations                    2005        2004             2005           2004
     ---------------------------------                ---------    ---------        --------       --------
     Discount rate -U.S. Plans (a)                         5.5%         5.5%           5.5%          5.5%
     Discount rate - Canadian Plans (a)                    5.25%        5.75%          N/A            N/A
     Rate of compensation increase                    3.5%-5.0%    3.5%-5.0%           N/A            N/A

     Weighted-Average Assumptions Used
     to Determine Annual Net Benefit Cost
     ------------------------------------
     Discount rate - U.S. Plans (a)                        5.5%         6.0%           5.5%          6.0%
     Discount rate - Canadian Plans (a)                    5.75%        6.0%           N/A            N/A
     Expected long-term return on plan assets (b)          8.5%         8.5%           N/A            N/A
     Rate of compensation increase                    3.5%-5.0%    3.5%-5.0%           N/A            N/A

(a) Discount rates for each retiree benefit plan are established by matching the projected benefit payouts of the specific plan to the yield curve of an index of high quality corporate bonds.

(b) The determination of the expected long-term rate of return is a combination of historical returns and future return assumptions based on the Company's pension plan asset strategy as discussed below.

                                                                                Other Benefits
                                                                    ---------------------------------------
     Assumed Health Care Cost Trend Rates                           December 31, 2005     December 31, 2004
                                                                    -----------------     -----------------
     Health care cost trend rate assumed for next year                   11.0%                   11.0%
     Rate to which the cost trend rate is assumed to
       decline (ultimate trend rate)                                      5.0%                    5.0%
     Year that the rate reaches the ultimate trend rate                   2012                    2011

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the effects listed below for 2005.

     Assumed Health Care Cost Trend

                                                          1% Point Increase      1% Point Decrease
                                                          -----------------      -----------------
                                                                        (thousands)
     Effect on total of service cost and interest cost           $ 11                    $ (9)
     Effect on postretirement benefit obligation                 $107                    $(91)

Investment Strategy, Asset Allocation, Risk Management and Funding

     U.S. pension plan assets are primarily comprised of equity and debt securities, including both U.S. and foreign securities. At year-end 2005, common stock of the Company totaled $11 thousand. At year-end 2004, common stock of the Company totaled $1.6 million, or 1.9% of the assets. Our U.S. pension plan asset allocation at year-end 2005 and 2004, and target allocation for 2006 are listed below.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  RETIREE BENEFIT PLANS (continued)

                                                                      Percentage of U. S. Plan Assets
                                                                  --------------------------------------------
                                           2006 Target
       Asset Category                      Allocation             December 31, 2005          December 31, 2004
       --------------                      ----------             -----------------          -----------------
       Equity securities                      50-68%                      59%                         63%
       Debt securities                        34-38%                      36                          30
       Other                                    3-7%                       5                           7
                                                                         ---                         ---
         Total                                                           100%                        100%
                                                                         ===                         ===

     The Benefits Committee of the Company has a formal Investment Policy Statement that was established to guide the third party investment manager in asset allocations, control procedures, performance monitoring and review for the U.S. defined benefit plan. The investment strategy is to maintain a well-diversified portfolio designed to achieve a long-term rate of return goal of 8.5%. As with any investment portfolio of this nature, there are no assurances that the portfolio's performance will match the goal. Asset allocation target ranges for equity, debt and other investments are evaluated yearly utilizing the expertise of the third party investment manger.

     The majority of the U.S. Plan assets are invested in equity securities. Given that equity securities have historically provided higher comparable returns to debt and other asset classes, equity securities carry a higher risk premium. The risk loss in the U.S. Plan's equity portfolio is mitigated by investing in a broad range of equity types, including a blend of large and small capitalization companies and international companies.

Canadian Plan Assets

     Pension plan assets in Canada totaled $8.2 million, or 8.5% of pension assets, at year-end 2005 and $7.2 million, or 7.9% of pension assets, at year-end 2004. Canadian pension plan assets are primarily invested in Canadian equity securities with the balance in foreign equities.

Cash Flows

Contributions

     The Company expects to contribute approximately $16.0 million to its pension plans and approximately $0.1 million to its other postretirement benefit plans in 2006.

Estimated Future Benefit Payments

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                 Pension Benefits             Other Benefits
                                 ----------------             --------------
     2006                            $ 6,684                       $127
     2007                            $ 6,952                       $103
     2008                            $ 7,368                       $100
     2009                            $ 7,808                       $ 74
     2010                            $ 8,221                       $ 66
     Years 2011-2015                 $49,588                       $406

Defined Contribution Plan

     The Company maintains a defined contribution plan, which is qualified under
Section 401(k) of the Internal Revenue Code ("401(k) Plan") and is available for eligible employees who elect to participate. Under the terms of the 401(k) Plan, the Company partially matches certain employee contributions. Expense for these contributions was $0.8 million, $0.9 million and $0.9 million in 2005, 2004 and 2003, respectively.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  STOCK OPTION PLANS

     The Foamex International Inc. 2002 Stock Award Plan, as amended (the "2002 Stock Award Plan") provides for the issuance of nonqualified and incentive stock options for common stock of the Company. Eligibility extends to employees, directors and consultants of the Company, including its subsidiaries and affiliates. At the Annual Meeting of Stockholders on May 25, 2004, stockholders approved an increase in the number of shares reserved for issuance under the 2002 Stock Award Plan by 2,500,000. As of January 1, 2006, 4,600,000 shares of the Company's common stock are reserved for issuance under the 2002 Stock Award Plan.

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

     Option Grants

     Options granted in 2005 included the following terms:

     o    770,000 options with a three-year vesting period and a six-year term.
     o    70,000 options with a five-year vesting period and a ten-year term.

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

     Option Modifications

     As provided in a severance agreement during 2005, the Company extended the exercise period for 15,834 options up to 180 days beyond the exercise period provided for at issuance. The Company recognized a deminimis amount of compensation expense in connection with this modification for options with a fair market value greater than the exercise price on the modification date.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  STOCK OPTION PLANS (continued)

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

     A summary of stock option activity is presented below.

                                                   2005                       2004                         2003
                                             -------------------       ---------------------      -----------------------
                                                        Weighted                    Weighted                    Weighted
                                                         Average                     Average                     Average
                                                        Exercise                    Exercise                    Exercise
                                               Shares     Price          Shares       Price         Shares        Price
                                             ---------  --------       ---------    --------      ---------     ---------
Outstanding at beginning of period           3,059,606    $5.13        4,177,431      $6.11       4,528,650       $6.42
Granted at option prices equal to
  fair market value                            440,000    $1.85          888,834      $4.19         312,583       $3.29
Granted at option price less than fair
  market value                                 400,000    $1.50                -          -               -           -
Exercised                                       (1,667)   $1.23          (15,000)     $1.23               -           -
Forfeited/expired                             (277,172)   $5.60       (1,991,659)     $6.79        (663,802)      $6.93
                                             ---------                ----------                  ---------
Outstanding at end of period                 3,620,767    $4.30        3,059,606      $5.13       4,177,431       $6.11
                                             =========                ==========                  ========

Exercisable at end of period                 1,450,685    $5.91        1,088,409      $6.50       1,480,265       $7.38

     Listed below is a summary of the stock options outstanding and exercisable at January 1, 2006.

       Outstanding
                                                      Weighted         Weighted
                Exercise                               Average          Average
                  Price                               Exercise         Remaining
                  Range             Options             Price         Life-Years
             --------------        ---------          --------        ----------
             $ 1.50 -  2.61        1,334,500           $1.84              4.4
             $ 3.07 -  4.60          969,167           $4.08              4.6
             $ 5.06 -  6.56          758,350           $5.78              3.9
             $ 7.50 - 13.25          558,750           $8.55              5.4
                                   ---------
                                   3,620,767

       Exercisable
                                                      Weighted
                Exercise                               Average
                  Price                               Exercise
                  Range             Options             Price
             -------------         ---------          --------
             $ 1.50 - 2.61           114,000           $2.56
             $ 3.07 - 4.60           340,085           $4.14
             $ 5.06 - 6.56           585,750           $5.70
             $ 7.50 -13.25           410,850           $8.62
                                   ---------
                                   1,450,685

     For purposes of the disclosure required under SFAS No. 148 and as included in Note 2, the fair value of each option was estimated on the grant date using the Black-Scholes option-pricing model. Based on the assumptions

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  STOCK OPTION PLANS (continued)

listed below, the weighted average fair value of options granted with an option price equal to fair market value was $1.21 per option in 2005, $2.66 per option in 2004 and $2.12 per option in 2003. The weighted average fair value of options granted in 2005 with an option price less than fair market value was $0.99 per option.

                                         2005             2004           2003
                                       --------         -------        -------
     Expected life in years               3.0             3.0            3.0
     Risk-free interest rate              3.68%           1.89%          2.22%
     Volatility                         106.02%         102.29%        101.73%
     Dividend yield                       0.00%           0.00%          0.00%

13.  INCOME TAXES

     The sources of loss before income taxes and cumulative effect of accounting change are shown below.

                                                                  2005         2004             2003
                                                               ---------     ---------        --------
                                                                            (thousands)
     United States                                             $(43,705)      $(25,342)       $(28,467)
     Foreign                                                    (11,312)          (256)            974
                                                               --------       --------        --------
     Loss before provision (benefit) for income taxes          $(55,017)      $(25,598)       $(27,493)
                                                               ========       ========        ========

     A reconciliation of the statutory federal income tax benefit to income tax provision (benefit) is shown below.

                                                                  2005         2004             2003
                                                               ---------     ---------        --------
                                                                            (thousands)
     Statutory income tax benefit                              $(19,256)      $ (8,959)        $(9,623)
     State income taxes, net of federal benefit                     (70)        (1,116)           (876)
     Increase (decrease) in valuation allowance                   3,116        134,737             649
     Nondeductible goodwill impairment                           12,500              -               -
     Nondeductible bankruptcy costs                               3,094              -               -
     Deemed distributions of foreign earnings to U.S.                 -              -           3,109
     Foreign tax reserve no longer required                      (2,083)             -               -
     Foreign tax rate differential                                  285             12             (10)
     Impact of tax rate changes                                       -              -              85
     Other, net                                                     142            661             662
                                                               --------       --------         -------
     Provision (benefit) for income taxes                      $ (2,272)      $125,335         $(6,004)
                                                               ========       ========         =======

     The provision (benefit) for income taxes is summarized as follows:

                                                                  2005         2004             2003
                                                               ---------     ---------        --------
     Current                                                                (thousands)
       Federal                                                 $      -       $      -         $     -
       State                                                          -             19              39
       Foreign                                                   (1,698)           577           1,286
                                                               --------       --------         -------
         Total current                                           (1,698)           596           1,325
                                                               --------       --------         -------

     Deferred
       Federal                                                     (536)        (8,825)         (6,562)
       State                                                       (186)        (1,135)           (915)
       Foreign                                                   (2,968)           (38)           (501)
                                                               --------       --------         -------
         Total deferred                                          (3,690)        (9,998)         (7,978)
                                                               --------       --------         -------

     Change in valuation allowance                                3,116        134,737             649
                                                               --------       --------         -------

     Provision (benefit) for income taxes                      $ (2,272)      $125,335         $(6,004)
                                                               ========       ========         =======

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  INCOME TAXES (continued)

     The tax effect of the temporary differences that give rise to deferred income tax assets and liabilities are listed below.

                                                                               January 1,          January 2,
                                                                                  2006               2005
                                                                               ----------          --------
     Deferred income tax assets                                                          (thousands)
       Inventory basis differences                                             $  3,210             $  2,089
       Employee benefit accruals                                                 25,171               22,989
       Allowances and other liabilities                                          15,673               10,342
       Restructuring and plant closing accruals                                   1,129                2,812
       Other                                                                      4,983                4,990
       Net operating loss carryforwards                                         110,335              114,953
       Capital loss carryforwards                                                   196                  190
       Valuation allowance for deferred income tax assets                      (144,743)            (139,847)
                                                                               --------             --------
       Deferred income tax assets                                                15,954               18,518
                                                                               --------             --------

     Deferred income tax liabilities
       Basis difference in property, plant and equipment                         (5,522)             (12,488)
       Other                                                                    (11,522)              (7,786)
                                                                               --------             --------
       Deferred income tax liabilities                                          (17,044)             (20,274)
                                                                               --------             --------
     Net deferred income tax liabilities                                       $ (1,090)            $ (1,756)
                                                                               ========             ========

     During 2004, the Company established a valuation allowance of $128.6 million for its U.S. deferred tax assets. As a result of its evaluation of the realizability of its deferred tax assets conducted in accordance with SFAS No. 109, the Company determined that it was not likely that it would be able to generate sufficient amounts of future U.S. taxable income to utilize its net operating loss carryforwards and realize other deferred tax assets. The uncertainty of then current economic conditions, including the escalating cost of chemical feedstocks, in part due to increases in crude oil prices and their volatility, combined with the Company's limited near term ability to timely recover material cost increases from its customers, adversely impacted the Company's forecast of future U.S. taxable income. Net U.S. deferred tax assets generated since the establishment of the valuation allowance in 2004 have been subject to a full valuation allowance.

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

     The Company has U.S. net operating loss carryforwards ("NOLs") of approximately $291.6 million at January 1, 2006 expiring from 2010 to 2025.
Approximately $111.5 million of the NOLs expire in the years 2010 to 2012 with the remainder principally expiring in the 2018-2025 period. In June 2001, the Company had an ownership change as defined in IRC Section 382 and accordingly, the Company is limited (on an annual basis) to approximately $21.0 million of NOL utilization for approximately $173.0 million of its U.S. NOLs. The remaining $118.6 million of NOLs are currently not subject to limitation on their utilization. If the Company is successful in emerging from Chapter 11, it is likely that its U.S. NOLs will be reduced (and possibly eliminated) depending upon the terms of a confirmed plan of reorganization. Further, to the extent any such NOLs remain, their utilization may be limited based on IRC Section 382.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  INCOME TAXES (continued)

     At January 1, 2006, the Company had $4.8 million of net operating loss carryforwards in a Mexican subsidiary that expire in 2006 through 2015. A full valuation allowance has been recorded due to uncertainty regarding utilization of these net operating loss carryforwards.

     Cumulative undistributed earnings of foreign subsidiaries for which no U.S. income or foreign withholding taxes have been provided, amounted to $6.2 million at January 1, 2006 and $5.2 million at January 2, 2005. Such earnings are deemed to be permanently invested by the Company. As such, no deferred tax liability has been recognized with regard to the remittance of such earnings. Further, determination of the amount of unrecognized deferred tax liability with regard to such earnings is not practicable.

14.  STOCKHOLDERS' DEFICIENCY

Preferred Stock

     The Company has 5.0 million shares of preferred stock, par value of $1.00 per share, authorized for issuance. In 2000, 15,000 shares of Series B Preferred Stock were issued in exchange for 1,500,000 shares of common stock. Series B Preferred Stock is non-voting, non-redeemable and convertible into 100 shares of the Company's common stock. The conversion feature is only available if the conversion would not trigger a "change of control" event. The Series B Preferred Stock is noncumulative and would be entitled to dividends only if a dividend is declared on the Company's common stock. It ranks senior to any future preferred stock issued by the Company and is entitled to a liquidation preference of $100 per share. No other preferred shares have been issued. The Company's preferred stock is expected to be canceled at the conclusion of the Company's bankruptcy proceedings and holders are not expected to receive a distribution.

Common Stock

     The Company has 50 million shares of common stock, par value $.01 per share, authorized. At January 1, 2006, there were 24.5 million shares issued and outstanding and 6.3 million shares of common stock reserved for potential issuance in connection with stock option plans, discussed in Note 12. Included in the Consolidated Statements of Stockholders' Deficiency is the portion of compensation for the Company's directors that is paid in common stock. There were no cash dividends paid by the Company on its common stock during the past three fiscal years and none will be paid during the Chapter 11 cases. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and requirements, restrictions in financing agreements, business conditions and other factors. The Company is a holding company whose assets consist primarily of its wholly-owned subsidiary, Foamex L.P. Consequently, the Company's ability to pay dividends is dependent upon the earnings of Foamex L.P. and any future subsidiaries of the Company and the distribution of those earnings to the Company and loans or advances by Foamex L.P. and any such future subsidiaries to the Company. The ability of Foamex L.P. to make distributions is restricted by the terms of its financing agreements and by the bankruptcy cases. Due to such restrictions, the Company is expected to have only limited access to the cash flow generated by Foamex L.P. for the foreseeable future. The Company's common stock is expected to be canceled at the conclusion of the Company's bankruptcy proceedings and holders are not expected to receive a distribution.

Treasury Stock

     The Board of Directors has authorized the purchase of up to 3,000,000 shares of the Company's common stock, however the Company's debt agreements limit its ability to purchase its common stock. As of January 1, 2006, 1,989,000 shares have been purchased under this program. All purchases of treasury stock were prior to 1998.

Accumulated Other Comprehensive Loss

     The components of accumulated other comprehensive loss are listed below.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  STOCKHOLDERS' DEFICIENCY (continued)

                                                            January 1,        January 2,        December 28,
                                                               2006              2005               2003
                                                            ----------        ----------        ------------
                                                                              (thousands)
     Foreign currency translation adjustment                 $ (1,342)        $ (1,219)            $ (3,257)
     Minimum pension liability (a)                            (35,312)         (34,076)             (27,575)
                                                             --------         --------             --------
                                                             $(36,654)        $(35,295)            $(30,832)
                                                             ========         ========             ========

(a) Net of income tax benefit of $16.8 million, $17.0 million and $15.8 million at January 1, 2006, January 2, 2005 and December 28, 2003, respectively.

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

15.  BUSINESS SEGMENTS

     The  reportable   business   segments  reflect  the  Company's   management
organization that is structured based on distinct product lines and customers.

     An executive vice president heads each operating segment. Each executive vice president is responsible for developing budgets and plans as well as directing the operations of the segment. The performance of each operating segment is measured based upon income from operations, excluding impairment, restructuring and other charges. The Company does not allocate impairment, restructuring and other charges to operating segments because many of the Company's facilities produce products for multiple segments.

     Foam Products manufactures and markets cushioning foams for bedding, furniture, recreational and consumer applications. Carpet Cushion Products manufactures and distributes rebond and prime carpet padding. Automotive Products supplies foam products and laminates to major tier one suppliers and original equipment manufactures. Technical Products manufactures and markets reticulated and other specialty foams used for reservoiring, filtration, gasketing and sealing applications.

     The "other" column in the table below represents certain manufacturing and fabrication operations in Mexico City, corporate expenses not allocated to other business segments and impairment, restructuring and other charges (credits) (see
Note 7). Asset and capital expenditure information by business segment is not reported because many of the Company's facilities produce products for multiple business segments.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  BUSINESS SEGMENTS (continued)

     The accounting policies of the business segments are the same as described in Note 2. Business segment results include revenues and costs that are specifically identifiable and costs shared by business segments have been allocated based on utilization.

     Sales to one customer, which are included in Automotive Products, accounted for approximately 10.7%, 12.5% and 16.3% of net sales in 2005, 2004 and 2003, respectively. No other customer accounted for more than 10.0% of net sales during the periods presented.

     Business segment results are presented below.

                                               Carpet
                                   Foam       Cushion       Automotive      Technical
                                 Products     Products       Products        Products      Other         Total
                                 --------     --------      ----------      ---------    ----------   ----------
2005                                                        (thousands)
Net sales                        $613,507     $178,268       $366,296        $127,712    $  25,828    $1,311,611
Income (loss) from operations    $ 57,516     $  1,820       $ 22,487        $ 32,749    $(113,029)   $    1,543
Depreciation and amortization    $  7,257     $  2,277       $  2,590        $  2,318    $   5,603    $   20,045

2004
Net sales                        $551,414     $209,182       $350,985        $124,146    $  30,667    $1,266,394
Income (loss) from operations    $ 52,418     $  8,539       $ 19,245        $ 32,916    $ (62,516)   $   50,602
Depreciation and amortization    $ 10,213     $  2,978       $  3,116        $  2,801    $   6,825    $   25,933

2003
Net sales                        $507,586     $208,855       $447,068        $117,450    $  23,601    $1,304,560
Income (loss) from operations    $ 43,983     $  5,395       $ 33,399        $ 32,115    $ (52,031)   $   62,861
Depreciation and amortization    $ 11,002     $  3,275       $  2,815        $  2,931    $   6,022    $   26,045

     Geographical information is presented below.

                                                       United
                                                        States         Canada           Mexico*      Consolidated
                                                     ----------        -------          --------     ------------
2005                                                                           (thousands)
Net sales                                            $1,043,280        $63,464          $204,867      $1,311,611
Property, plant and equipment, net                   $   97,815        $ 1,594          $ 13,824      $  113,233

2004
Net sales                                            $1,009,102        $59,435          $197,857      $1,266,394
Property, plant and equipment, net                   $  120,578        $ 5,100          $ 15,865      $  141,543

2003
Net sales                                            $  989,075        $67,542          $247,943      $1,304,560
Property, plant and equipment, net                   $  142,602        $ 5,003          $ 15,245      $  162,850

* Includes four plants along the U.S. border whose operations are included in Automotive Products in the business segment results.

16.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                               2005         2004          2003
                                             -------      -------       -------
                                                       (thousands)
Cash paid for interest                       $50,829      $73,218       $72,785
                                             =======      =======       =======

Cash paid for income taxes, net              $   505      $   120       $ 2,349
                                             =======      =======       =======

Non cash - capital leases                    $   665      $    49       $     -
                                             =======      =======       =======

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  RELATED PARTY TRANSACTIONS AND BALANCES

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

Trace Accounts Receivable

     At January 1, 2006 and January 2, 2005, operating accounts receivable from Trace were approximately $3.2 million. These accounts receivable were fully reserved prior to 2002.

Other

     Effective February 10, 2004, the Company's Chairman resigned his position by mutual agreement with the Company's Board of Directors. In connection with this resignation, the Company entered into a separation agreement with the former Chairman and recorded a one-time charge of approximately $1.4 million in the first quarter of 2004 for amounts payable under this agreement, none of which related to past service rendered by the former Chairman. Additionally, the Company recorded the reversal of approximately $1.4 million reflected on the balance sheet as of December 28, 2003 related to various retirement provisions contained in an employment agreement with the Company that are no longer payable to the former Chairman under the terms of the separation agreement. The separation agreement was rejected by the Company effective as of September 30, 2005 pursuant to Section 365 of the Bankruptcy Code and as a result of the rejection, the Company has no further obligations to the former Chairman under the separation agreement.

     In 2001, one of the Company's former directors received a loan of $0.2 million from the Company's joint venture in Asia. The loan was evidenced by a 20-year non-recourse promissory note bearing interest at 4.0% per annum secured by the former director's 5.0% interest in the value of the Company's equity interest in the joint venture in Asia. The Company also maintained an apartment used by this former director. Rent expense for this facility was $0.1 million in 2004 and $0.2 million in 2003. The apartment lease expired in 2004 and was not renewed.

     The Company, Recticel s.a. ("Recticel"), a European polyurethane foam manufacturer, and Beamech Group Limited, an unaffiliated third party, have an interest in a Swiss corporation that develops new manufacturing technology for the production of polyurethane foam including the VPF(SM) manufacturing process. Recticel and affiliates of Recticel are former shareholders of the Company.

     During 2001, the Company entered into an agreement that guarantees two non-recourse promissory notes, totaling $0.7 million, payable to a foreign affiliate that the Company accounts for under the equity method. The promissory notes were issued to a former director of the Company and a former employee of Foamex L.P. The Company established an accrual of $0.3 million included in other liabilities at January 2, 2005 since the promissory notes are non-recourse. In 2005, the Company accrued the remaining amount of the guarantee, including accrued interest, upon termination of the former employee's contract.

     Also during 2002, the Company entered into an agreement with a member of the Board of Directors to provide consulting services in connection with potential strategic business opportunities in Asia at an annual cost of $0.2 million. The agreement was terminated in 2004. The Company also paid $0.1 million in 2004 for legal services to a law firm in which another director is counsel. A deminimis amount of fees were paid to this firm in 2005.

18.  COMMITMENTS AND CONTINGENCIES

Operating Leases

     The Company is obligated under various lease agreements for rental of facilities, vehicles and other equipment. Many of the leases contain renewal options with varying terms and escalation clauses that provide for increased rentals based upon increases in the Consumer Price Index, real estate taxes and lessors' operating expenses. Total minimum rental commitments required under operating leases at January 1, 2006 are (thousands):

       2006                                    $15,453
       2007                                     13,329
       2008                                     11,438
       2009                                      9,171
       2010                                      7,280
       Balance                                  14,733
                                              --------
       Total                                   $71,404
                                               =======

     Rental expense charged to operations under operating leases approximated $18.3 million, $19.3 million and $18.8 million in 2005, 2004 and 2003, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.

Contractual Commitments

     The Company has entered into contracts for information technology services and certain raw materials that have minimum purchase commitments estimated at $268.3 million in 2006, $237.9 million in 2007 and $115.0 million in 2008, 2009 and 2010. In addition, the Company has committed to pay fees aggregating $7 million to $8 million to certain financial advisors subject to final approval by the Bankruptcy Court.

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

     As a consequence of the Filing, all pending litigation against the Debtors was stayed automatically by Section 362 of the Bankruptcy Code and, absent further order of the Bankruptcy Court, no party may take any action to recover on pre-petition claims against the Debtors. In addition, pursuant to Section 365 of the Bankruptcy Code, the

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  COMMITMENTS AND CONTINGENCIES (continued)

Debtors may reject or assume pre-petition executory contracts and unexpired leases, and other parties to contracts or leases that are rejected may assert rejection damages claims as permitted by the Bankruptcy Code.

     As of January 1, 2006, the Company had accrued approximately $0.8 million for litigation and other legal matters in addition to the environmental matters discussed below. The litigation claims are liabilities subject to compromise that are capable of being treated as general unsecured claims under the Plan.

Environmental and Health and Safety

     The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of January 1, 2006, the Company had accruals of approximately $2.1 million for environmental matters, including approximately $1.9 million related to remediating and monitoring soil and groundwater contamination and approximately $0.2 million related to sites where it has been designated as a PRP, by the EPA or a state authority, and other matters. The PRP sites are liabilities subject to compromise and the Company believes they will be treated as general unsecured claims under the Plan. Additional losses, if any, in excess of amounts currently accrued, cannot be reasonably estimated at this time. If there are additional matters or if our current estimates are incorrect, there could be a material adverse effect on the Company's financial position, results of operations and cash flows.

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

19.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                       First          Second           Third          Fourth
                                                      Quarter         Quarter         Quarter         Quarter
                                                     --------         --------       ---------       ---------
                                                                  (thousands, except per share amounts)
     2005
       Net sales                                     $332,670         $317,211       $ 322,155       $339,575
       Gross profit                                  $ 27,725         $ 20,599       $  20,290       $ 67,221
       Net income (loss)                             $(10,854)        $(14,666) (a)  $ (49,592)(b)   $ 18,868 (c)

       Earnings (loss) per share
         Basic                                       $  (0.44)        $  (0.60)      $   (2.02)      $   0.77
         Diluted                                     $  (0.44)        $  (0.60)      $   (2.02)      $   0.73

     2004
       Net sales                                     $313,618         $314,140       $ 309,993       $328,643
       Gross profit                                  $ 39,759         $ 40,181       $  33,172       $ 28,735
       Net loss                                      $ (2,115)        $ (2,617)      $(131,234)(d)   $(14,967)

       Loss per share
         Basic                                       $  (0.09)        $  (0.11)      $   (5.37)      $  (0.61)
         Diluted                                     $  (0.09)        $  (0.11)      $   (5.37)      $  (0.61)

(a) Includes a gain of $29.7 million on the sale of the Company's rubber and felt carpet cushion businesses and impairment charges of $24.0 million.
(b)  Includes impairment charges of $25.3 million.
(c) Includes a charge of $3.5 million for the cumulative effect of a change in accounting principle.
(d) Includes establishment of a deferred tax valuation allowance of $128.6 million.

20.  SUBSEQUENT EVENT

     On March 7, 2006, the Company announced the closure of two manufacturing facilities, including a foam pouring facility, located in Toronto, Canada and on March 20, 2006, the Company announced the closure of its foam pouring facility in Orlando, Florida. The Company expects to incur costs of approximately $8.0 million to $11.0 million in connection with the closures.

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

                                                                     Schedule I
                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS

                                                                               January 1,           January 2,
                                                                                 2006                  2005
                                                                               ----------           ----------
ASSETS                                                                          (thousands, except share data)
CURRENT ASSETS
    Cash and cash equivalents                                                   $      -             $     -
    Intercompany receivables                                                           -                 298
                                                                                --------             -------

TOTAL ASSETS                                                                    $      -             $   298
                                                                                ========             =======

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
    Accounts payable                                                            $      2             $     1
    Other accrued liabilities                                                      1,153               3,044
                                                                                --------             -------
      Total current liabilities                                                    1,155               3,045

LONG-TERM LIABILITIES
    Deficit in consolidated subsidiaries                                         414,559             355,566
                                                                                --------            --------
      Total liabilities                                                          415,714             358,611
                                                                                --------            --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
    Preferred Stock, par value $1.00 per share:
      Authorized 5,000,000 shares
      Issued 15,000 shares - Series B in 2004 and 2003                                15                  15
    Common Stock, par value $.01 per share:
      Authorized 50,000,000 shares
      Issued 27,998,728 shares in 2005 and 27,949,762 shares in 2004;
      Outstanding 24,509,728 shares in 2005 and 24,460,762 shares in 2004            280                 279
    Additional paid-in capital                                                   102,555             102,354
    Accumulated deficit                                                         (444,909)           (388,665)
    Accumulated other comprehensive loss                                         (36,654)            (35,295)
    Other:
      Common Stock held in treasury, at cost:
        3,489,000 shares in 2005 and 2004                                        (27,780)            (27,780)
      Shareholder note receivable                                                 (9,221)             (9,221)
                                                                                ---------           --------

    Total stockholders' deficit                                                 (415,714)           (358,313)
                                                                                --------            --------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                            $      -            $    298
                                                                                ========            ========

                 See notes to consolidated financial statements,
                             beginning on Page F-9.
                                   (continued)

                                                                     Schedule I

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS

                                                                  2005              2004             2003
                                                              -----------       ------------     ------------
                                                              (amounts in thousands except per share amounts)
SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                                   $    944        $   1,198          $  1,574
                                                              --------        ---------          --------

LOSS FROM OPERATIONS                                              (944)          (1,198)           (1,574)

EQUITY IN LOSS OF CONSOLIDATED
    SUBSIDIARIES                                               (53,616)         (25,033)          (27,416)
                                                              --------        ---------          --------

LOSS BEFORE INCOME TAXES AND CUMULATIVE
    EFFECT  OF ACCOUNTING CHANGE                               (54,560)         (26,231)          (28,990)

PROVISION (BENEFIT) FOR INCOME TAXES                            (1,815)         124,702            (7,501)
                                                              --------        ---------          --------

LOSS BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE                                          (52,745)        (150,933)          (21,489)

CUMULATIVE EFFECT OF ACCOUNTING
    CHANGE                                                      (3,499)               -                 -
                                                              --------        ---------          --------

NET LOSS                                                      $(56,244)       $(150,933)         $(21,489)
                                                              ========        =========          ========

LOSS PER SHARE - BASIC

   LOSS BEFORE CUMULATIVE EFFECT
    OF ACCOUNTING CHANGE                                      $  (2.15)       $   (6.17)         $  (0.88)
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE                        (0.14)               -                 -
                                                              --------        ---------          --------
   NET LOSS                                                   $  (2.29)       $   (6.17)         $  (0.88)
                                                              ========        =========          ========

LOSS PER SHARE - DILUTED
   LOSS BEFORE CUMULATIVE EFFECT
     OF ACCOUNTING CHANGE                                     $  (2.15)       $   (6.17)         $  (0.88)
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE                        (0.14)               -                 -
                                                              --------        ---------          --------
   NET LOSS                                                   $  (2.29)       $   (6.17)         $  (0.88)
                                                              ========        =========          ========


Provision for income taxes includes the establishment of a valuation allowance for deferred income tax assets of $128.6 million in 2004.


                 See notes to consolidated financial statements,
                             beginning on Page F-9.
                                   (continued)

                                                                      Schedule I
                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS

                                                                 2005               2004                2003
                                                              ---------          ----------          ---------
OPERATING ACTIVITIES                                                             (thousands)
    Net loss                                                  $(56,244)          $(150,933)          $(21,489)
    Adjustments to reconcile net loss to
      net cash used for operating activities:
      Deferred income taxes                                          -             124,702             (7,509)
      Equity in losses of consolidated subsidiaries             53,616              25,033             27,416
      Cumulative effect of accounting changes                    3,499                   -                  -
      Other                                                        176                 183                180
    Changes in operating assets and liabilities:
      Intercompany receivables                                     (21)               (157)               952
      Accounts payable                                               1                  (8)                 3
      Other assets and liabilities                              (1,911)                (37)              (164)
                                                              --------           ---------           --------
         Net cash used for operating activities                   (884)             (1,217)              (611)
                                                              --------           ---------           --------

INVESTING ACTIVITIES
    Distribution from subsidiaries                                 863               1,200                513
                                                              --------           ---------           --------
      Net cash provided by investing activities                    863               1,200                513
                                                              --------           ---------           --------

FINANCING ACTIVITIES
    Proceeds from exercise of stock options                          2                  18                  -
    Increase (decrease) in cash overdraft                           19                  (1)               (60)
                                                              --------           ---------           --------
         Net cash provided by (used for) financing
            activities                                              21                  17                (60)
                                                              --------           ---------           --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            -                   -               (158)

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                              -                   -                158
                                                              --------           ---------           --------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                             $      -           $       -           $      -
                                                              ========           =========           ========

                 See notes to consolidated financial statements,
                             beginning on Page F-9.

                                                                    Schedule II
                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                   (thousands)

                                             Balance at      Charged to    Charged to                    Balance at
                                            Beginning of     Costs and       Other                         End of
                                              Period          Expenses      Accounts      Deductions        Period
                                            ------------     ----------    ----------     ----------     ----------
YEAR ENDED JANUARY 1, 2006
Allowance for Uncollectible Accounts          $7,054           $6,204       $     -         $ 1,841        $11,417
                                              ======           ======       =======         =======        =======

Reserve for Discounts                         $1,947           $    -       $15,173 (1)     $14,735        $ 2,385
                                              ======           ======       =======         =======        =======


YEAR ENDED JANUARY 2, 2005
Allowance for Uncollectible Accounts          $8,254           $3,291       $     -         $ 4,491        $ 7,054
                                              ======           ======       =======         =======        =======

Reserve for Discounts                         $2,251           $    -       $14,751 (1)     $15,055        $ 1,947
                                              ======           ======       =======         =======        =======


YEAR ENDED DECEMBER 28, 2003
Allowance for Uncollectible Accounts          $7,963           $2,115       $  (217)        $ 1,607        $ 8,254
                                              ======           ======       =======         =======        =======

Reserve for Discounts                         $2,348           $    -       $13,429 (1)     $13,526        $ 2,251
                                              ======           ======       =======         =======        =======


(1)  Adjustments reflect a reduction in net sales.