Form 10-K/A
period 2006-01-01
FOAMEX INTERNATIONAL INC
filed 2006-05-01
CIK 912908

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

                         Commission file number: 0-22624

                            FOAMEX INTERNATIONAL INC.
             ------------------------------------------------------
             (Exact Name of registrant as Specified in its Charter)
                             (Debtor-in-Possession)

           Delaware                                             05-0473908
-------------------------------                           ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

1000 Columbia Avenue, Linwood, PA                                19061
---------------------------------------                   ----------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (610) 859-3000

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer     Accelerated filer     Non-accelerated filer X
                        ---                   ---                      ---

     Indicate by a check mark  whether  the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act). YES    NO X
                                               ---   ---

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of July 3, 2005 was $14.4 million.

     The number of shares outstanding of the registrant's common stock as of April 20, 2006 was 24,509,728.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                             FOAMEX INTERNATIONAL INC.

                                                       INDEX

                                                                                         Page

Explanatory Note                                                                            3

Part III
         Item 10.     Directors and Executive Officers of the Registrant                    3
         Item 11.     Executive Compensation                                                7
         Item 12.     Security Ownership of Certain Beneficial Owners
                           and Management and Related Stockholder Matters                  15
         Item 13.     Certain Relationships and Related Transactions                       16
         Item 14.     Principal Accountant Fees and Services                               17

Part IV
         Item 15.     Exhibits and Financial Statement Schedules                           19

         Signatures                                                                        20


The Registrant will furnish a copy of any exhibit to this Form 10-K/A upon the payment of a fee equal to the Registrant's reasonable expense in furnishing such exhibit.

Explanatory Note

     Foamex International Inc. (the "Company") is filing Amendment No. 1 ("Amendment No. 1") to its Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (the "Form 10-K") to incorporate Part III (Items 10, 11, 12, 13 and 14) as required by Rule 12b-23 of the Securities Exchange Act of 1934. The exhibits to this Amendment No. 1 are being filed as required by this Amendment No. 1 and to correct certain typographical errors that existed in the exhibits filed with the Form 10-K on EDGAR, but not on the executed hard copies of such exhibits.

PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As described in Part I, Item 1 of the Form 10-K, on September 19, 2005, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and each of our directors and executive officers were serving in their respective capacities on the petition date.

Directors as of April 20, 2006


Name                               Age and Biographical Information

RAYMOND E. MABUS, JR.  Raymond E. Mabus, Jr., 57, has been Chairman of the Board of the Company since February 2004 and a director of the Company since September 2000. Mr. Mabus served as U.S. Ambassador to the Kingdom of Saudi Arabia from 1994 to 1996. In 1987, he was elected governor of Mississippi and served from 1988 to 1992. After leaving public service in 1996, he joined the board of directors of an employee training service now called Strategic Partnerships. Mr. Mabus was the President of Global Resources Division from October 1998 to February 2002. He is currently active in the family timber business. Mr. Mabus serves on the Board of Directors of Fusion, Inc.


ROBERT J. HAY          Robert J. Hay, 80, has been a  director  of  the  Company
                       since its inception in September 1993. Mr. Hay served as Chairman and Chief Executive Officer of Foamex L.P. from
                       January 1993 until January 1994. Mr. Hay was President and Chief Executive Officer of Foamex L.P. from July 1984 to December 1992. Mr. Hay was President of the Foam
                       Products  Division  of  The  Firestone  Tire  and  Rubber
                       Company from 1972 to July 1984. Mr. Hay began his career in 1948 as a chemist with The Firestone Tire and Rubber
                       Company.


S. DENNIS N. BELCHER   S. Dennis N. Belcher, 65, has  been  a  director  of  the
                       Company since  April 2002.  Mr. Belcher  retired from The
                       Bank of Nova Scotia (the "Bank") in 2002 after 44 years in banking. At the time of his retirement, Mr. Belcher was Executive Vice President Credit and Risk Management and had held that position since 1991. Mr. Belcher was a member of the Management Committee of the Bank and Chairman of the Senior Credit Committee. Mr. Belcher currently serves on the Board of Directors of Viatel
                       Holdings  (Bermuda)  Ltd.,  Rand  McNally & Company,  and
                       Stelco Inc.

THOMAS E. CHORMAN      Thomas E. Chorman,  51,  has  been  President  and  Chief
                       Executive Officer since October 2002 and a director since
                       December 2002.  From September 2001 to September 2002, he
                       was Executive Vice President and Chief Financial Officer,
                       and was Chief Administrative Officer from  December  2001
                       to October 2002. From November 2000 until he joined the Company, Mr. Chorman was the Chief Financial Officer of Ansell Healthcare Inc., a global manufacturer of medical and industrial products. From 1997 to 2000, Mr.
                       Chorman was Vice President, Finance  and  Chief Financial
                       Officer of the Worldwide Floor Products division of Armstrong World Industries, Inc. Mr. Chorman worked at
                       Procter & Gamble from 1984 to 1997 in various financial positions, most recently as Chief Financial Officer for Corporate New Ventures and Category Finance Manager for
                       Pringles and Duncan Hines. Mr. Chorman currently serves on the Board of Directors and is a member of the Audit
                       Committee of Standex International Corporation.

JOHN C. CULVER         John C. Culver, 73, has been a  director  of the  Company
                       since December 2004 and previously served  as a  director
                       from October 2001 to December 2002.  From 1981 to January
                       2003, Senator  Culver was  a  senior  partner  and  since
                       January  2003 has  been Counsel at Arent Fox PLLC, a  law
                       firm  in  Washington D.C.  He was  a member of  the  U.S.
                       Senate from 1975 until  1981  and  served  on  the  Armed
                       Services   Committee  and  chaired  the  Subcommittee  on
                       Research and Development. For ten years beginning in 1965, he represented the Second District of Iowa in the U.S. House of Representatives, where he served on the Foreign Affairs Committee and chaired the Subcommittee on Foreign Economic Policy.


THOMAS M. HUDGINS      Thomas M. Hudgins, 66, has been a director of the Company
                       since November  2004.  Mr. Hudgins  retired as  a partner
                       from Ernst & Young LLP in 2002.  While with the  firm, he
                       held  various  senior  management   positions,  including
                       Managing Partner of the New York office and lead  partner
                       of the New York office's financial services practice. Mr.
                       Hudgins also served on the firm's international executive
                       committee for its global financial services  practice and
                       was a member of the  predecessor  firm's  Accounting  and
                       Auditing  Standards Committee and Board of Partners.  Mr.
                       Hudgins joined Ernst & Young's  predecessor firm in 1963.
                       Mr.  Hudgins   currently   serves  as  a  member  of  the
                       Enterprise  Foundation's  New York Advisory Board and the
                       Board of Directors of The Bridge Inc.

DAVID A. LIEBERMAN     David A. Lieberman, 70, has been a director  the  Company
                       since  October  2004. Mr.  Lieberman is currently  Senior
                       Vice President for Business and Finance at the University
                       of  Miami.  Prior  to joining the University of Miami  in
                       1978,  Mr. Lieberman  was   an  auditor  and   management
                       consultant  at  Arthur  Andersen,  LLP for 12 years.  Mr.
                       Lieberman has served as a Chief Financial Officer in private industry and chaired the Audit Committee of Ivax
                       Corporation. Mr. Lieberman received his bachelor's degree in Business Administration from the University of North
                       Carolina  at  Chapel  Hill  and  was  a Certified  Public
                       Accountant for 35 years. Mr. Lieberman currently serves on the Board of Directors and is a member of the Audit
                       Committee of BankAtlantic Bancorp, Inc.

RAUL VALDES-FAULI      Raul J. Valdes-Fauli, 62, has  been  a  director  of  the
                       Company since October 2003. Mr. Valdes-Fauli is a partner
                       of Fowler Rodriguez   Chalos,  where  he  specializes  in
                       corporate, securities and banking law. From 2000 to 2005, Mr. Valdes-Fauli was a partner of Steel Hector &
                       Davis LLP.  He  was  Mayor of  the City  of Coral Gables,
                       Florida, from 1993 to 2001; City Commissioner from 1985 to 1989; and Vice Mayor from 1987 to 1988. In addition,
                       Mr. Valdes-Fauli is an honorary consul of the Republic of El Salvador; Chevalier of the Legion of Honor, France;
                       the founder and President of the Spain-U.S. Chamber of Commerce in Miami; and the founder of the Venezuelan-
                       American Association of the U.S.

Executives as of April 20, 2006

Name                       Age      Position(s) Held
----                       ---      ----------------
Thomas E. Chorman          51       President, Chief Executive Officer and Director
K. Douglas Ralph           45       Executive Vice President and Chief Financial Officer
Gregory J. Christian       40       Executive Vice President, Chief Restructuring Officer and General Counsel
Paul A. Haslanger          59       Executive Vice President, Manufacturing Technology
Darrell Nance              53       Executive Vice President, Foam Products (Western Region)
Donald W. Phillips         40       Executive Vice President, Automotive Products
Stephen E. Stockwell       60       Executive Vice President, Carpet Cushion Products
Andrew M. Thompson         41       Executive Vice President, Foam and Technical Products

     Executive officers are elected by the Board of Directors and hold office until their successors have been duly elected and qualified or until their earlier resignation or removal from office. A brief biography of each executive officer of the Company is provided below (other than Mr. Chorman whose biography is included above under "Directors").

     K. Douglas Ralph has been Executive Vice President and Chief Financial Officer since February 2003. Prior to joining the Company, Mr. Ralph had a 21-year career as a financial executive at Procter & Gamble ("P&G"). With P&G, Mr. Ralph served as General Manager of Equity Ventures, Comptroller of Global
Customer Business Development and Director of Global Forecasts & Strategic Planning. Prior to these roles, Mr. Ralph also served as finance head for P&G's Scandinavian subsidiary, European Paper & Beverage business and Global Snacks business. On April 7, 2006, Mr. Ralph resigned by mutual agreement with the Company effective on May 12, 2006.

     Gregory J. Christian has been Executive Vice President and General Counsel and responsible for the Human Resources Department since October 2002. Mr.
Christian  was named  Chief  Restructuring  Officer  on  August  15,  2005.  Mr.
Christian was previously Vice President and Deputy General Counsel of the Company since February 2002 and was Director of Labor Relations and Corporate Counsel from October 1996 to February 2002.

     Paul A. Haslanger has been Executive Vice President, Manufacturing since October 2002. From February 1993 to October 2002, Mr. Haslanger was Senior Vice President of Manufacturing. From October 1984 to February 1993, Mr. Haslanger was Vice President of Manufacturing for the Company and a predecessor to the Company.

     Darrell Nance has been Executive Vice President, Foam Products (Western Region) since March 1998. From 1995 to 1997, Mr. Nance served as Vice President and General Manager of West Coast Operations of Crain Industries, Inc., a polyurethane foam manufacturer which was acquired by the Company in December 1997.

     Donald W. Phillips has been Executive Vice President, Automotive Products since June 2004. From May 2003 to June 2004, Mr. Phillips was a principal of Advanced Materials Group, LLC, a company engaged as a sales representative for manufacturers in the automotive supply chain. From March 1997 to May 2003, Mr. Phillips was a Senior Account Manager in the Company's Automotive Products business unit.

     Stephen E. Stockwell has been Executive Vice President, Carpet Cushion Products since December 2003. Prior to joining the Company, Mr. Stockwell held a number of executive positions over a 30-year career with Armstrong World Industries, Inc., most recently as Senior Vice President, Strategic Accounts.

     Andrew M. Thompson has been  Executive Vice  President,  Foam and Technical
Products since May 2005. From January 2003 to May 2005, Mr. Thompson was Executive Vice President, Technical Products. From January 2000 to January 2003, Mr. Thompson was Senior Vice President, Research & Development. Prior to joining the Company, Mr. Thompson spent ten years at Lyondell/ARCO Chemical where he held various positions in polyurethane-related areas, most recently as Technology Manager, Polyurethane Research & Development since 1995. Mr. Thompson received a Ph.D. in Polymer Chemistry from the University of Massachusetts.

Section 16(a) Beneficial Ownership Reporting Compliance

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

     Based solely on the Company's review of the copies of such forms furnished to the Company during the last fiscal year and written representations from the executive officers, directors and greater than 10% beneficial owners, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% owners were complied with.

Code of Ethics

     The Company has adopted a Code of Ethics which applies to directors, officers, senior management, and certain other employees of the Company,
including  its  principal   executive  officer,   principal  financial  officer,
principal accounting officer or controller or persons performing similar functions. The Code of Ethics is available under the "Investor Relations" section on the Company's web site located at www.foamex.com/codeethics.php. The Company will post all amendments and waivers to its Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions on its web site and will make all applicable filings with the SEC related thereto.

Audit Committee Composition and Financial Expert

     The Audit Committee is currently comprised of S. Dennis N. Belcher, who serves as its Chair, Thomas M. Hudgins and David A. Lieberman, all of whom are non-employee directors and all of whom are independent, as determined by the Board of Directors, pursuant to Rule 4200 of the NASD listing standards and under applicable listing requirements.

     The Board of Directors has determined that all members of the Audit Committee are financially literate and have financial management expertise, as the Board of Directors has interpreted such qualifications in its business judgment. In addition, the Board of Directors has designated each member of the Audit Committee as an audit committee financial expert as defined in Item 401 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Directors

     Currently, there is one employee director. Compensation in 2005 for non-employee directors included the components listed below.

     Annual Retainer - $50,000, half of which is payable in Common Stock.

     Meeting Fees - $1,500 for each board or committee meeting attended in person and $750 per telephonic conference call meeting. Non-employee directors who chair meetings receive two times the applicable meeting fee.

     Committee Chair Fee - $10,000, half of which is payable in Common Stock.

     Stock Option Grants - annual grants of 10,000 options to purchase Common Stock. The options vest at a rate of 20% per year over a five-year period, and expire in ten years. These option grants include an exercise price equal to the fair market value of a share of Common Stock on the grant date. No options were granted in 2006.

     Travel Expenses - reimbursement for reasonable out of pocket expenses in connection with travel to and attendance at board and committee meetings, and other corporate business.

     Non-Executive Chairman of the Board - in addition to the foregoing, the Non-Executive Chairman of the Board receives a payment of $25,000 on a quarterly basis for his services. The Non-Executive Chairman also receives a transition payment of $25,000 per quarter through and including the second quarter of 2006.

     Effective as of January 1, 2006, the Company no longer issues the Common Stock component of the fees described above and instead pays the fees entirely in cash.

     The following Summary Compensation Table contains information concerning annual and long-term compensation provided to the Company's Chief Executive Officer during 2005 and each of the four next most highly compensated executive officers of the Company (collectively, the "Named Executive Officers").

                         Summary Compensation Table (1)

                                                                              Long-Term
                                       Annual Compensation                Compensation Awards
                                  ----------------------------        ----------------------------
                                                                          Securities Underlying
                                                                             Options/Stock             All Other
Name and Principal Position       Year     Salary (2)   Bonus         Appreciation Rights ("SARs")    Compensation
---------------------------       ----    -----------  -------        ----------------------------    ------------
Thomas E. Chorman (3)             2005    $700,018    $      -                 400,000                  $67,365
President and Chief               2004     715,401           -                 270,000                   67,606
Executive Officer                 2003     600,000     360,000                       -                   38,354

K. Douglas Ralph (4)              2005    $336,926    $ 31,250                 100,000                  $ 3,315
Executive Vice President and      2004     319,625           -                  67,500                    7,506
Chief Financial Officer           2003     256,539     100,000                  70,000                   79,169

Gregory J. Christian (5)          2005    $309,807    $ 31,250                 100,000                  $ 2,100
Executive Vice President,         2004     230,767           -                  67,500                    4,100
Chief Restructuring Officer       2003     200,000      50,000                       -                    4,000
and General Counsel




                                                                              Long-Term
                                       Annual Compensation                Compensation Awards
                                  ----------------------------        ----------------------------
                                                                          Securities Underlying
                                                                             Options/Stock             All Other
Name and Principal Position       Year     Salary (2)   Bonus         Appreciation Rights ("SARs")    Compensation
---------------------------       ----    -----------  -------        ----------------------------    ------------
Paul A. Haslanger (6)             2005    $264,998     $16,563                30,000                 $  2,100
Executive Vice President,         2004     273,460           -                54,000                    2,050
Manufacturing Technology          2003     250,000      30,000                     -                    2,000

Andrew M. Thompson (7)            2005    $247,022     $18,750                40,000                 $  2,100
Executive Vice President,         2004     215,776           -                27,000                    3,135
Foam and Technical Products       2003     188,077      40,000                 5,000                    3,965

___________________

(1) Because none of the Named Executive Officers received (i) perquisites in excess of the lesser of $50,000 or 10% of their reported salary and bonus,
     (ii) any other annual compensation required to be reported, (iii) long-term incentive plan ("LTIP") payouts or (iv) any restricted stock awards, information relating to "Other Annual Compensation", "LTIP Payouts" and "Restricted Stock Awards" is inapplicable and has therefore been omitted from the table.

(2) Salary compensation is based on a bi-weekly pay cycle. In 2004, an additional pay cycle was included in annual compensation.

(3) The amount reported in All Other Compensation in 2005 included the Company's matching contribution of $4,200 to the Company sponsored 401(k) plan and reimbursement of $63,165 for relocation costs. The amount reported in All Other Compensation in 2004 included the Company's matching contribution of $4,100 to the Company sponsored 401(k) plan and reimbursement of $63,506 for relocation costs. The amount reported in All Other Compensation in 2003 included the Company's matching contribution of $4,000 to the Company sponsored 401(k) plan, $17,500 of premiums paid by the Company for split-dollar life insurance coverage and reimbursement of $16,854 for relocation costs.

(4) Mr. Ralph commenced his employment with the Company on February 1, 2003. The amount reported in Bonus in 2005 was paid pursuant to the retention program ("Retention Program") implemented by the Compensation Committee of the Board of Directors of the Company (the "Compensation Committee") for eight senior executives (which subsequently was increased by an additional three employees), excluding the Chief Executive Officer, under which these individuals would receive a retention bonus if they were to remain with the Company until a specified date. Under the Retention Program, 25% of the retention bonus was paid in August 2005. Upon approval of the KERP
     (described below) by the Bankruptcy Court, the Retention Program was eliminated and the remaining 75% of the retention bonus that would have been paid in January 2006 in accordance with the Retention Program was not paid. The amount reported in All Other Compensation in 2005 included the Company's matching contribution to the Company sponsored 401(k) plan. The amount reported in All Other Compensation in 2004 included the Company's matching contribution of $3,183 to the Company sponsored 401(k) plan and reimbursement of $4,323 for relocation costs. The amount reported in All Other Compensation in 2003 included the Company's matching contribution of $4,000 to the Company sponsored 401(k) plan and reimbursement of $75,169 for relocation costs. On April 7, 2006, Mr. Ralph resigned by mutual agreement with the Company, with such resignation being effective on May 12, 2006.

(5) The amount reported in Bonus in 2005 was paid pursuant to the Retention Program. The amounts reported in All Other Compensation represent the Company's matching contributions to the Company sponsored 401(k) Plan.

(6) The amount reported in Bonus in 2005 was paid pursuant to the Key Employee Retention Program described below. The amounts reported in All Other Compensation represent the Company's matching contributions to the Company sponsored 401(k) Plan.

(7) The amount reported in Bonus in 2005 was paid pursuant to the Retention Program. The amounts reported in All Other Compensation represent the Company's matching contributions to the Company sponsored 401(k) Plan.

Key Employee Retention Program

     As described in Part I, Item 1 of the Form 10-K, on November 17, 2005, the Bankruptcy Court approved a motion authorizing a key employee retention program (the "KERP"). The Compensation Committee, in consultation with its outside compensation consultant, Mercer Human Resource Consulting, and its legal advisors, proposed that the Company implement the KERP and associated Severance Plan. The original KERP was modified based on feedback from the Ad Hoc Committee of the Company's Senior Secured Noteholders as further described in the motion authorizing the KERP. The KERP pertains to 77 employees who may receive cash distributions aggregating up to $3.2 million. In addition, certain participants, at the discretion of the Board of Directors of the reorganized Foamex, may receive additional distributions aggregating up to $1.1 million in cash or in common stock of the reorganized Foamex at a price per share that reflects the value of the equity on the effective date of the plan of reorganization. Distributions under the KERP are generally to be made (i) on or around certain milestone dates during the Chapter 11 cases, and (ii) on and subsequent to the effective date of the plan of reorganization. Cash distributions pursuant to the KERP, aggregating approximately $400,000, were paid in December 2005 and additional amounts aggregating approximately $1.1 million have been paid in the first quarter of 2006. The common stock distributions, if any, will be made at the six month and one year anniversaries of the effective date of the plan of reorganization. The KERP also includes an additional $500,000 discretionary cash pool to address specific employment matters and unanticipated needs that may arise during the Chapter 11 cases.

     The distributions to the Named Executive Officers under the KERP, all of which were made during the first quarter of 2006, are as follows: (i) Thomas E. Chorman, $218,750, (ii) K. Douglas Ralph, $109,375, (iii) Gregory J. Christian, $93,750, (iv) Paul A. Haslanger, $16,562, and (v) Andrew M. Thompson, $63,750.

Current Employees - Employment Agreements

     Thomas E. Chorman

     On August 20, 2002, the Company executed an employment agreement with Thomas E. Chorman, who was serving as Executive Vice President, Chief Financial Officer and Chief Administrative Officer. Mr. Chorman became Chief Executive Officer effective October 18, 2002 and President effective October 31, 2002. On January 27, 2004, the Company and Mr. Chorman executed an amended and restated employment agreement. The amended and restated employment agreement provides for an initial employment term of two years commencing on January 27, 2004 and is automatically renewable for additional one-year terms, commencing on January 27, 2006, unless notice of intent not to extend the term of the agreement is given by either party. Under the amended and restated employment agreement, Mr. Chorman will receive a salary of at least $700,000 per year, with such salary being reviewed annually by the Compensation Committee. Mr. Chorman participates in the Foamex International Inc. Salaried Incentive Bonus Plan (the "Bonus Plan") and has a target bonus of 100% of his annual salary; the actual amount of the bonus is to be based on the attainment of certain performance targets. On April 25, 2005, the Board of Directors approved a second amendment to Mr. Chorman's employment agreement addressing certain terms therein. This amendment provides that in conjunction with and in certain cases incremental to his annual performance incentives, Mr. Chorman will be eligible for a special performance bonus of $250,000 if certain performance targets are obtained. The special performance bonus phases out as higher performance targets are achieved. The special performance bonus was not paid in 2005 as the performance targets were not achieved.

     The amended and restated employment agreement provides that, at the discretion of the Compensation Committee, Mr. Chorman is eligible to participate in the Company's stock option program. On April 25, 2005, Mr. Chorman was granted an option to purchase 400,000 shares of the Company's Common Stock under the terms of the 2002 Stock Award Plan. The options have a term of six years, an exercise price of $1.50 per share, and vest pro ratably over three years. The agreement provides that either party may terminate the agreement at any time. If the agreement is terminated by Mr. Chorman for "good reason" or by the Company without "cause," or on account of Mr. Chorman's death or disability, the Company will be required to pay Mr. Chorman or his estate, in addition to any amounts earned but not yet paid to him, two times the sum of his (i) then current annual base salary and (ii) target bonus, calculated as though the Company and Mr. Chorman had obtained 100% of the performance target for the applicable fiscal year in which Mr. Chorman's employment terminated (the "Annual Target Bonus"), payable in twenty-four equal monthly installments. Mr. Chorman would also be entitled to medical coverage under the Company's medical plans during the 24-month period in which he is receiving severance payments. In the event the agreement is terminated by Mr. Chorman for "good reason" or by the Company without "cause" prior to the effective date of a plan of reorganization in the Company's chapter 11 proceeding, Mr. Chorman would be eligible to receive one year of salary under the Severance Plan approved by the Bankruptcy Court on November 17, 2005, rather than the amounts set forth above. If Mr. Chorman elected not to sign a separation agreement and release in connection with such separation, he would have a claim against the Company that would be subject to compromise under applicable bankruptcy law.

     On April 24, 2003, the Company and Mr. Chorman entered into a Change in Control Protection Agreement which was subsequently amended on April 25, 2005 and provides that if Mr. Chorman terminates his employment for "good reason" on account of a change in control of the Company or Mr. Chorman's employment is terminated by the Company without "cause" on account of a change in control (as defined) of the Company, the Company will be required to pay Mr. Chorman, in addition to any amounts earned but not yet paid to him, an amount equal to three times the sum of his then current annual base salary and Annual Target Bonus. The Change in Control Protection Agreement also provides that if any payment or distribution to or for the benefit of Mr. Chorman would be subject to an excise tax under Section 4999 of the Internal Revenue Code or any similar state or local taxes, then Mr. Chorman will be entitled to receive a gross-up payment in respect of such taxes.

     It is expected that the employment and change in control protection agreements described above will be amended in connection with any plan of reorganization. The terms of such amendments are subject to negotiations and have not yet been determined.

     Gregory J. Christian

     On January 26, 2004, the Company executed an employment agreement with Gregory J. Christian, Executive Vice President and General Counsel of the Company, which provides for an initial employment term of one year, which is automatically renewable for additional one-year terms, unless notice of intent not to extend the term of the agreement is given by either party. Mr. Christian has responsibility for the Company's legal, human resources and communications departments. On April 25, 2005, the Compensation Committee approved certain amendments to Mr. Christian's employment agreement. Under these amendments, Mr. Christian will receive a salary of at least $300,000 per year, with such salary being reviewed annually by the Compensation Committee. Mr. Christian participates in the Bonus Plan and has a target bonus of 50% of his annual salary (the "Christian Annual Bonus"); the actual amount of the bonus is to be based on the attainment of certain performance targets. In 2005, Mr. Christian received a retention bonus of $31,250.

     If the agreement is terminated by Mr. Christian for "good reason" or by the Company without "cause," or on account of Mr. Christian's death or disability, the Company will be required to pay Mr. Christian, in addition to any amounts earned but not yet paid to him, two times the sum of his (i) then current annual base salary and (ii) the Christian Annual Target Bonus, payable in twenty-four equal monthly installments. In the event the agreement is terminated by Mr. Christian for "good reason" or by the Company without "cause" prior to the effective date of a plan of reorganization in the Company's chapter 11 proceeding, Mr. Christian would be eligible to receive one year of salary under the Severance Plan approved by the Bankruptcy Court on November 17, 2005, rather than the amounts set forth above. If Mr. Christian elected not to sign a separation agreement and release in connection with such separation, he would have a claim against the Company that would be subject to compromise under applicable bankruptcy law.

     On August 15, 2005, the Company executed a second amendment to Mr. Christian's employment agreement. Under the terms of this amendment, Mr. Christian added to his existing responsibilities the job of Chief Restructuring Officer ("CRO") during the period in which the Company is pursuing a corporate debt restructuring. If the Board of Directors discontinues Mr. Christian's service as CRO, such discontinuance shall not by itself constitute good reason for Executive to terminate employment under the employment contract, nor shall it constitute a termination or constructive termination of employment by the Company. The second amendment provides that Mr. Christian's base compensation shall remain unchanged however Mr. Christian will be paid additional compensation at the rate of $75,000 per annum as compensation for his role as CRO. The CRO compensation shall not be taken into account in determining bonus, severance, or other compensation or benefit payments.

     On January 26, 2004, the Company and Mr. Christian entered into a Change in Control Protection Agreement which provides that if Mr. Christian terminates his employment for "good reason" on account of a change in control (as defined) of the Company or Mr. Christian's employment is terminated by the Company without "cause" on account of a change in control of the Company, the Company will be required to pay Mr. Christian, in addition to any amounts earned but not yet paid to him, an amount equal to two times the sum of (i) his then current annual base salary and (ii) the Christian Annual Target Bonus. The Change in Control Protection Agreement also provides that if any payment or distribution to or for the benefit of Mr. Christian would be subject to an excise tax under Section 4999 of the Internal Revenue Code or any similar state or local taxes, then Mr. Christian will be entitled to receive a gross-up payment in respect of such taxes.

     It is expected that the employment and change in control agreements described above will be amended in connection with any plan of reorganization. The terms of such amendments are subject to negotiations and have not yet been determined.

     K. Douglas Ralph

     In connection with the resignation of K. Douglas Ralph, as Executive Vice President and Chief Financial Officer of the Company, effective as of May 12, 2006, the Company anticipates entering into a separation agreement with Mr. Ralph which would provide for the payment of one year of salary or $350,000 over a fifty two week period. In addition, Mr. Ralph would be provided with medical and other benefits on the same basis as if he were an employee during the fifty-two week severance period. Mr. Ralph would be required to agree not to compete with or solicit employees of the Company during the severance period. The separation agreement would be entered into and severance payments authorized pursuant to the terms of the Severance Plan approved by the Bankruptcy Court on November 17, 2005. Mr. Ralph will still be entitled to receive a payment under the KERP of $109,375 on or about the effective date of the Company's plan of reorganization; however, Mr. Ralph will not be entitled to any further distributions thereunder pursuant to the terms of the KERP.

Foamex International Inc. Salaried Incentive Bonus Plan

     The Foamex International Inc. Salaried Incentive Bonus Plan (the "Bonus Plan") is administered by the Compensation Committee and provides for performance based bonuses for executives who are "covered employees" under
Section 162(m) of the Internal Revenue Code and for other key employees who are selected by the Compensation Committee for participation in the Bonus Plan. In addition, the Compensation Committee may award discretionary bonuses outside the Bonus Plan to executive officers who are "covered employees" under Section 162(m) and to other key employees of the Company.

     Due to the chapter 11 proceedings, no Bonus Plan has been approved for 2006, other than the KERP described above, however, historically, in considering Bonus Plans the Compensation Committee determines specific annual "performance goals" that are applicable to each covered employee and key employee who is eligible to participate in the Bonus Plan. For 2005, the performance goals were based on the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA"), as well as operating profits for each of the Company's Strategic Business Units ("SBUs").

Stock Option Plans

     The 2002 Stock Award Plan provides for the issuance of nonqualified and incentive stock options for Common Stock. Eligibility extends to employees, directors and consultants of the Company, including its subsidiaries and affiliates. At the Annual Meeting of Stockholders on May 25, 2004, stockholders approved an increase in the number of shares reserved for issuance under the 2002 Stock Award Plan by 2,500,000. As of January 1, 2006, 4,600,000 shares of Common Stock are reserved for issuance under the 2002 Stock Award Plan.

     The 2002 Stock Award Plan also provides for stock appreciation rights, restricted stock, phantom stock units, performance share units and/or stock bonuses, although none of these awards have been issued. Of the 4,600,000 shares of Common Stock reserved under the 2002 Stock Award Plan, 500,000 of these shares are available for awards of restricted stock, phantom stock units, performance share units and/or stock bonuses.

     The 1993 Stock Option Plan provided for the issuance of nonqualified and incentive stock options for Common Stock. Officers and executives of the Company, including its subsidiaries and affiliates were eligible to participate. During the fourth quarter of 2003, the 1993 Stock Option Plan expired according to the provisions of the plan. Consequently, no further options can be granted under the plan. The 1993 Stock Option Plan provided for the issuance of up to 4,750,000 shares of Common Stock. Options outstanding on the expiration date continue to be available for the issuance of Common Stock under the terms and conditions at their issuance.

Option Grant Information

     The following table provides information on option grants during fiscal 2005 to the Named Executive Officers.

             Foamex International Option Grants in Last Fiscal Year

                                 Number of        % of Total
                                Securities       Options/SARs      Exercise
                                Underlying        Granted to       or Base
                               Options/SARs      Employees in       Price       Expiration             Grant Date
                              Granted (#) (1)     Fiscal Year       ($/Sh)         Date             Present Value (2)
                              ---------------    ------------      ---------    ----------          -----------------
Thomas E. Chorman                400,000             51.9%           $1.50       04/15/11               $485,440
K. Douglas Ralph                 100,000             13.0%           $1.50       04/15/11                $99,330
Gregory J. Christian             100,000             13.0%           $1.50       04/15/11                $99,330
Paul A. Haslanger                 30,000              3.9%           $1.50       04/15/11                $29,799
Andrew M. Thompson                40,000              5.2%           $1.50       04/15/11                $39,732

(1) Options granted in 2005 included a three-year pro-rata vesting period and a six-year term.

(2) Based on the Black-Scholes option price model. Assumptions included an expected life of three years, expected volatility of 106.25%, expected dividend yield of 0% and a risk-free interest rate of 3.72%.

Aggregate Option Values

     The following table sets forth, as of January 1, 2006, the exercise of options for the Common Stock and the value of the unexercised options held by the Named Executive Officers.

  Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Values

                                                              Number of Securities
                              Shares                          Underlying Unexercised           Value of Unexercised
                            Acquired or        Value              Options/SARs at           In-the-Money Options/SARs at
                             Exercise        Realized             Fiscal Year End               Fiscal Year End (1)
                            -----------      --------      -----------------------------    -----------------------------
Name                                                       Exercisable     Unexercisable    Exercisable     Unexercisable
--------------------                                       -----------     -------------    -----------     -------------
Thomas E. Chorman                 -            $ -           315,000          765,000          $  -             $  -
K. Douglas Ralph                  -              -            36,500          201,000          $  -             $  -
Gregory J. Christian              -              -            35,100          175,700          $  -             $  -
Paul A. Haslanger                 -              -            28,800          105,700          $  -             $  -
Andrew M. Thompson                -              -            23,800           83,700          $  -             $  -

(1) As of January 1, 2006, the market value of the Company's Common Stock was $0.03 per share.

Equity Compensation Plan Information

     The following table summarizes information about the Foamex International Inc. 1993 Stock Option Plan for Officers and Executives and the Foamex International Inc. 2002 Stock Award Plan for Directors, Executive Officers and Key Employees. This information is as of January 1, 2006.

                                                                                                      Number of
                                                                 Number of       Weighted       Securities Remaining
                                                               Securities to     Average        Available for Future
                                                               be Issued Upon    Exercise       Issuance Under Equity
                                                                Exercise of     Price of         Compensation Plans
                                                                Outstanding     Outstanding     (Excluding Securities
                  Plan Category                                   Options        Options            Outstanding)
------------------------------------------------------         --------------   -----------     ---------------------
Equity compensation plans approved by stockholders                3,620,767       $4.30               2,697,374
Equity compensation plans not approved by stockholders                     -        N/A                       -
Total                                                             3,620,767       $4.30               2,697,374

Pension Plan

     The Foamex L.P. Pension Plan (the "Retirement Plan") is a defined benefit pension plan that is qualified under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), and in which executive officers are eligible to participate. During 2001, the Board of Directors approved the implementation of a non-qualified supplemental executive retirement plan (the "SERP") for certain Named Executive Officers, as well as other senior executive officers of the Company. The SERP provides retirement benefits that supplement the retirement benefits provided under the Retirement Plan. The SERP provides retirement benefits that the Retirement Plan is unable to provide due to Internal Revenue Code limitations on pensionable earnings and benefits.

     The following table illustrates estimated annual benefits payable under the combined provisions of the Retirement Plan and the SERP for various compensation levels and periods of credited service, assuming present compensation rates at all points in the past and until Normal Retirement Date, as defined, and a constant Social Security Wage Base ($94,200 in 2006). The pension benefit amount is expressed as a life annuity with certain benefits continuing to the spouse, if applicable.

                               Pension Plans Table
                            Years of Credited Service

                       10           15          20          25           30
                   --------     --------     --------    --------     ---------
$200,000           $ 30,290     $ 45,435     $ 60,580    $ 75,725     $ 90,870
$300,000             47,790       71,685       95,580     119,475      143,370
$400,000             65,290       97,935      130,580     163,225      195,870
$500,000             82,790      124,185      165,580     206,975      248,370
$600,000            100,290      150,435      200,580     250,725      300,870
$700,000            117,790      176,685      235,580     294,475      353,370
$800,000            135,290      202,935      270,580     338,225      405,870
$900,000            152,790      229,185      305,580     381,975      458,370
$1,000,000          170,290      255,435      340,580     425,725      510,870
$1,100,000          187,790      281,685      375,580     469,475      563,370
$1,200,000          205,290      307,935      410,580     513,225      615,870

     The Retirement Plan and SERP are career pay plans. The Retirement Plan formula is 1.25% of annual compensation up to the Social Security Wage Base and 1.75% of annual compensation in excess of the Social Security Wage Base, subject to a 2006 annual compensation limit of $220,000 (as adjusted to reflect cost of living increases). The SERP formula is the same as the Retirement Plan, but includes annual compensation, including bonuses, above the 2006 annual compensation limit of $220,000. Prior to September 1, 1994, the Retirement Plan was a final average pay plan, with retirement benefits based upon earnings for the five consecutive years within the last ten years, which yielded the highest average yearly salary ("Final Average Compensation"). Annual benefit calculations under the Retirement Plan for service prior to June 1, 1994, will be the years of credited service multiplied by the sum of 2.0% of Final Average Compensation and 0.4% of Final Average Compensation in excess of the average of the Social Security Wage Bases over the 35 year period ending with the year an employee reaches age 65 (such 35 year average referred to herein as the "Covered Compensation"). For service subsequent to May 31, 1994, but before September 1, 1994, annual benefit calculations will be the years of credited service multiplied by the sum of 1.1% of Final Average Compensation and 0.4% of Final Average Compensation in excess of Covered Compensation. The actuarially determined cost of providing benefits under the Retirement Plan is provided by the Company. The participants are neither required nor permitted to make contributions.

     The estimated annual benefits under the Retirement Plan and SERP payable on retirement at normal retirement age, or immediately if the individual has reached normal retirement age, for each of the Named Executive Officers in the Summary Compensation Table are as follows: Mr. Chorman $301,199; Mr. Ralph $158,196; Mr. Christian $174,944; Mr. Haslanger, $147,476; and Mr. Thompson, $138,920. These amounts assume the employees continue their employment with the Company at present salary and estimated annual bonuses until normal retirement age. The Named Executive Officers in the Summary Compensation Table who were employees at April 1, 2006 were credited with years of service under the Retirement Plan as of January 1, 2006 as follows: Mr. Chorman, 4.33 years; Mr. Ralph, 2.92 years; Mr. Christian, 9.25 years; Mr. Haslanger, 36.58 years; and Mr. Thompson, 6.0 years.

IRS Limitations

     Under the Internal Revenue Code, a participant's compensation in excess of $220,000 (as adjusted to reflect cost of living increases) is disregarded for purposes of determining pension benefits. Benefits accrued for plan years prior to 1994 on the basis of certain compensation in excess of the annual compensation limit are preserved. In addition, as required by law, the maximum annual pension payable to a participant under a qualified pension plan in 2005 was $170,000, in the form of a qualified joint and survivor annuity, although certain benefits are not subject to such limitation. Such limits have been included in the calculation of estimated annual benefit amounts listed above for each of the Named Executive Officers. In 2001, the Company adopted the SERP described above which is a non-qualified defined benefit plan designated to provide payments in excess of limits imposed by the Internal Revenue Service.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee is comprised entirely of non-employee directors. The Company is not aware of any executive officers of the Company who have served on the board of directors or compensation committee of another company at any time during which an executive officer of such other company served on the Company's Board of Directors and/or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Common Stock of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth certain information, as of April 20, 2006, regarding the beneficial ownership of Common Stock by (i) each stockholder who is known by the Company to own more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each Named Executive Officer and (iv) all directors and executive officers as a group. Except as otherwise indicated, each stockholder has (i) sole voting and investment power with respect to such stockholder's shares of stock, except to the extent that authority is shared by spouses under applicable law and (ii) record and beneficial ownership with respect to such stockholder's shares of stock.

Name and Address of Beneficial Owners                       Beneficial Ownership (1)(2)
-------------------------------------                --------------------------------------------
                                                     Number of Shares      % of Class Outstanding

The Goldman Sachs Group, Inc.                           4,870,283                   19.9
85 Broad Street
New York, NY 10004

DE Shaw Laminar Portfolios LLC (3)                      4,888,426                   18.8
39th Floor, Tower 45
120 West Forty-Fifth Street
New York, NY 10036

Sigma Capital Management, LLC                           2,300,000                    9.4
777 Long Ridge Road
Stamford, CT 06902

William D. Witter, Inc.                                 1,838,754                    7.5
153 East 53rd Street, 51st Floor
New York, NY 10022

Raymond E. Mabus, Jr. (4)                                 101,656                    *

Robert J. Hay (4)                                          55,437                    *

S. Dennis N. Belcher (4)                                   41,570                    *

John C. Culver (4)                                         13,429                    *

Thomas M. Hudgins (4)                                      10,235                    *

David A. Lieberman (4)                                     10,244                    *

Raul Valdes-Fauli (4)                                      20,018                    *

Thomas E. Chorman (4) (5)                                 632,636                    2.5

K. Douglas Ralph (4) (5) (6)                              100,680                    *

Gregory J. Christian (4) (5)                              105,044                    *

Paul A. Haslanger (4) (5)                                  58,109                    *

Andrew M. Thompson (4) (5)                                 54,630                    *

All executive officers and directors as a group         1,403,356                    5.5
(as of April 20, 2006) (15 persons) (2)(5)

*  Less than 1%.

(1) Each named person is deemed to be the beneficial owner of securities which may be acquired within 60 days of April 20, 2006 through the exercise of options, convertible securities and such securities are deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by such person. However, any such shares are not deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by any other person, except as noted.

(2) Includes shares of the Company's Common Stock held by officers and directors under the Company's 401(k) plan.

(3) Includes 1,500,000 shares of Common Stock issuable upon conversion of 15,000 shares of Series B Preferred Stock of the Company, which represents 100% of the outstanding shares of that class. Series B Preferred Stock is non-voting and non-redeemable, and each share is convertible into 100 shares of the Company's Common Stock. The conversion feature is only available if the conversion would not trigger a "change of control" event, as defined in certain of the Company's debt instruments.

(4) Address is c/o Foamex International Inc., 1000 Columbia Avenue, Linwood, PA 19061.

(5) Includes shares of Common Stock issuable upon exercise of options granted under the Company's 1993 stock option plan ("1993 Stock Option Plan") and 2002 Stock Award Plan, which have vested or will vest within 60 days. In the above table, (i) 553,334 of such shares have been included for Mr. Chorman, (ii) 99,334 of such shares have been included for Mr. Ralph, (iii) 92,534 of such shares have been included for Mr. Christian, (iv) 57,900 of such shares have been included for Mr. Haslanger, (v) 48,334 of such shares have been included for Mr. Thompson and (vi) 1,162,770 of such shares have been included for all executive officers and directors as a group.

(6) On April 7, 2006, Mr. Ralph resigned by mutual agreement with the Company, with such resignation being effective on May 12, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following is a summary of material transactions between the Company and our affiliates entered into or continuing since January 2, 2005. Payments to affiliates by Foamex L.P., the Company's principal operating subsidiary, and its subsidiaries in connection with any of these transactions are governed by the provisions of the indentures for Foamex L.P.'s public debt securities, which generally provide that these transactions be on terms comparable to those generally available in equivalent transactions with third parties.

Separation Agreement with Nick Costides

     In connection with the resignation of Nick Costides, as Executive Vice President of the Company and President of its Foam Products Group effective as of May 2, 2005, the Company entered into a separation agreement (the "Separation Agreement") with Mr. Costides which provides for the payment of one year of salary or $275,000 over a fifty-two week period and an additional payment of $5,400 for the purpose of resolving an open residential lease issue. In addition, Mr. Costides was to be provided with medical and other benefits on the same basis as if he were an employee during the fifty two week severance period and he was allowed 180 days to exercise any outstanding stock options. Mr. Costides agreed not to compete with or solicit employees of the Company during the severance period.

     With the approval of the Bankruptcy Court, the Separation Agreement was rejected by the Company as of September 30, 2005 pursuant to Section 365(a) of the Bankruptcy Code. Because payments under the Separation Agreement were terminated on September 30, 2005 as a result of the rejection, Mr. Costides was entitled to and has filed a proof of claim for an unsecured, non-priority claim against the Company for the unpaid amounts due under the Separation Agreement.

Consulting Services--Mr. Hay

     Under a consulting agreement, dated April 24, 2001, as amended on February 27, 2005, between the Company and Robert J. Hay, Mr. Hay performs consulting services and advises on business and manufacturing initiatives for the Company. The consulting agreement was for an initial two-year term and is renewable automatically for successive one-year terms. Under the consulting agreement, as amended, Mr. Hay receives a fee of $6,666.66 per month in addition to reimbursement for expenses incurred in connection with providing the consulting services. This fee is in addition to the fees Mr. Hay receives for serving as a director of the Company.

Technology Sharing Arrangements

     In December 1992, Foamex L.P., Recticel s.a., a former indirect stockholder of the Company, and Beamech Group Limited ("Beamech"), an unaffiliated third party, formed a Swiss corporation, Prefoam AG, to develop new manufacturing technology for the production of polyurethane foam. Each of Foamex L.P., Recticel s.a. and Beamech contributed or caused to be contributed to such corporation a combination of cash and technology valued at $1.5 million, $3.0 million and $1.5 million, respectively, for a 25%, 50% and 25% interest, respectively, in the corporation. Foamex L.P., Recticel s.a. and their affiliates have been granted a royalty-free license to use certain technology, and it is expected that the corporation will license the use of such technology to other foam producers in exchange for royalty payments. Foamex L.P. and Recticel s.a. have exchanged know-how, trade secrets, engineering and other data, designs, specifications, chemical formulations, technical information and drawings which are necessary or useful for the manufacturing, use or sale of foam products. The Company anticipates that Foamex L.P. will continue to do so in the future.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Company paid the following fees to KPMG LLP, the Company's independent accountants in 2005 and 2004:

                                        2005                    2004
                                     ----------              ----------
     Audit Fees (a)                  $3,482,800              $3,700,000

     Audit-Related Fees (b)              55,000                 130,350

     Tax Fees (c)*                        3,500                 125,500

     All Other Fees *                         -                       -

     Total Fees                      $3,541,300              $3,955,850

(a) Audit fees include the examination of the Company's financial statements as of and for the years ended January 1, 2006 and January 2, 2005 and the performance of quarterly reviews for 2005 and 2004. In addition, audit fees during 2004 include the audit of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002.

(b) Audit-related fees for 2005 consist principally of the audit of an employee benefit plan. Audit-related fees for 2004 consist principally of the audits of employee benefit plans and accounting consultations regarding non-U.S. subsidiaries and certain SEC matters.

(c) Tax fees in 2005 consist principally of preparation of expatriate tax returns. Tax fees in 2004 consist principally of compliance services involving the review of federal and state corporate tax returns for the Company and certain wholly owned subsidiaries for the year 2003.

* The Audit Committee has considered whether the provision of these services is compatible with maintaining the principal accountant's independence.

     Pre-approval Policy. Pursuant to its Charter, the Audit Committee is required to pre-approve the audit and non-audit services to be performed by the independent accountants in order to assure that the provision of such services does not impair the auditor's independence. All of the above services were approved by the Audit Committee in accordance with its Pre-approval Policy.

     Annually, the independent accountants will present to the Audit Committee services expected to be performed by the independent accountants over the next 12 months. The Audit Committee will review and, as it deems appropriate, pre-approve those services. The services and estimated fees are to be presented to the Audit Committee for consideration in the following categories: Audit, Audit-Related, Tax and All Other (each as defined in Schedule 14A under the Exchange Act). For each service listed in those categories, the Audit Committee is to receive detailed documentation indicating the specific services to be provided. The term of any pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period. The Audit Committee will review on at least a quarterly basis the services provided to date by the independent accountants and the fees incurred for those services. The Audit Committee may also revise the list of pre-approved services and related fees from time to time, based on subsequent determinations.

     The Audit Committee has delegated pre-approval authority to any of its members. Such member is to report pre-approval decisions to the Audit Committee at the Audit Committee's next scheduled meeting.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits.

23.1*   - Consent of Independent Registered Public Accounting Firm, KPMG LLP.

31.1*   - Certification  of Chief Executive  Officer  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1.1* - Certification of Chief Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*   - Certification  of Chief Financial  Officer  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*   - Certification  of Chief Executive  Officer  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1.1* - Certification of Chief Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*   - Certification  of Chief Financial  Officer  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------
*    Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 1st day of May 2006.

                                   FOAMEX INTERNATIONAL INC.


                                   By:     /s/ Thomas E. Chorman
                                           -------------------------------------
                                   Name:   Thomas E. Chorman
                                   Title:  President and Chief Executive Officer