Form 10-Q
period 2006-04-02
FOAMEX INTERNATIONAL INC
filed 2006-06-14
CIK 912908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 2, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer X

Indicate by a check mark whether the  registrant  is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  YES      NO  X
                                         ---     ---

The number of shares of the registrant's common stock outstanding as of June 5, 2006 was 24,509,728.

`
                            FOAMEX INTERNATIONAL INC.

                                      INDEX

                                                                                                               Page
Part I.  Financial Information

         Item 1.  Financial Statements (unaudited).
              Condensed Consolidated Statements of Operations - Quarters Ended
                April 2, 2006 and April 3, 2005                                                                  3

              Condensed Consolidated Balance Sheets as of April 2, 2006 and
                January 1, 2006                                                                                  4

              Condensed Consolidated Statements of Cash Flows - Quarters Ended
                April 2, 2006 and April 3, 2005                                                                  5

              Notes to Condensed Consolidated Financial Statements                                               6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.                                                                                21

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                   28

         Item 4.  Controls and Procedures.                                                                      28

Part II. Other Information

         Item 1.  Legal Proceedings.                                                                            29

         Item 6.  Exhibits.                                                                                     29

Signature                                                                                                       30

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                                    Quarters Ended
                                                                         -------------------------------------
                                                                          April 2,                   April 3,
                                                                           2006                        2005
                                                                         ----------                 ----------
                                                                          (thousands, except per share amounts)

NET SALES                                                                 $365,947                   $332,670

COST OF GOODS SOLD                                                         304,831                    304,945
                                                                          --------                   --------

GROSS PROFIT                                                                61,116                     27,725

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                19,928                     18,022

GAIN ON SALE OF ASSETS                                                         352                          -

RESTRUCTURING CHARGES                                                        4,797                          -
                                                                          --------                   --------

INCOME FROM OPERATIONS                                                      36,743                      9,703

INTEREST AND DEBT ISSUANCE EXPENSE
   (CONTRACTUAL INTEREST OF $23,037 IN 2006)                               (16,212)                   (19,940)

INCOME FROM EQUITY INTEREST IN JOINT VENTURES                                  910                        331

OTHER INCOME (EXPENSE), NET                                                   (537)                      (982)

REORGANIZATION ITEMS, NET                                                   (4,104)                         -
                                                                          --------                   --------

INCOME (LOSS) BEFORE INCOME TAXES                                           16,800                    (10,888)

BENEFIT FOR INCOME TAXES                                                      (250)                       (34)
                                                                          --------                   --------

NET INCOME (LOSS)                                                         $ 17,050                   $(10,854)
                                                                          ========                   ========

INCOME (LOSS) PER SHARE - BASIC                                           $   0.70                   $  (0.44)
                                                                          ========                   ========

INCOME (LOSS) PER SHARE - DILUTED                                         $   0.66                   $  (0.44)
                                                                          ========                   ========

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC                                   24,510                     24,507
                                                                          ========                   ========

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED                                 26,010                     24,507
                                                                          ========                   ========

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                               April 2, 2006     January 1, 2006
ASSETS                                                                         -------------     ---------------
CURRENT ASSETS                                                                  (thousands, except share data)
   Cash and cash equivalents                                                      $   6,741          $   7,418
   Accounts receivable, net of allowances of $14,075 and $13,802                    212,907            197,896
   Inventories                                                                      114,422            112,142
   Other current assets                                                              24,948             24,427
                                                                                  ---------          ---------
       Total current assets                                                         359,018            341,883

Property, plant and equipment                                                       359,124            370,212
Less accumulated depreciation                                                      (248,372)          (256,979)
                                                                                  ---------          ---------
   NET PROPERTY, PLANT AND EQUIPMENT                                                110,752            113,233

GOODWILL                                                                             88,791             88,803

DEBT ISSUANCE COSTS, net of accumulated amortization of $8,884
   and $7,205                                                                         4,988              6,667

SOFTWARE COSTS, net of accumulated amortization of $9,133
   and $8,388                                                                         8,958              8,691

INVESTMENT IN AND ADVANCES TO AFFILIATES                                             18,182             17,191

OTHER ASSETS                                                                         25,899             24,852
                                                                                  ---------          ---------

TOTAL ASSETS                                                                      $ 616,588          $ 601,320
                                                                                  =========          =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Revolving credit borrowings                                                    $ 109,323          $ 154,566
   Current portion of long-term debt                                                 86,232             86,238
   Accounts payable                                                                  87,645             65,433
   Accrued employee compensation and benefits                                        17,517             14,937
   Accrued interest                                                                   1,892              2,049
   Accrued customer rebates                                                          11,280             11,239
   Cash overdrafts                                                                    7,800              8,577
   Other accrued liabilities                                                         23,087             18,250
                                                                                  ---------          ---------
       Total current liabilities                                                    344,776            361,289

LONG-TERM DEBT                                                                          325                366
ACCRUED EMPLOYEE BENEFITS                                                            18,163             13,724
OTHER LIABILITIES                                                                     9,246              5,690
LIABILITIES SUBJECT TO COMPROMISE                                                   644,525            635,965
                                                                                  ---------          ---------

       Total liabilities                                                          1,017,035          1,017,034

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Preferred Stock, par value $1.00 per share:
     Authorized 5,000,000 shares
     Issued 15,000 shares - Series B                                                     15                 15
   Common Stock, par value $.01 per share:
     Authorized 50,000,000 shares
     Issued 27,998,728 shares                                                           280                280
   Additional paid-in capital                                                       102,911            102,555
   Accumulated deficit                                                             (427,859)          (444,909)
   Accumulated other comprehensive loss                                             (38,793)           (36,654)
   Common stock held in treasury, at cost:
     3,489,000 shares                                                               (27,780)           (27,780)
   Shareholder note receivable                                                       (9,221)            (9,221)
                                                                                  ---------          ---------
       Total stockholders' deficiency                                              (400,447)          (415,714)
                                                                                  ---------          ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                    $ 616,588          $ 601,320
                                                                                  =========          =========

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                         Quarters Ended
                                                                                  ---------------------------
                                                                                    April 2,       April 3,
                                                                                      2006           2005
                                                                                  -----------     ----------
                                                                                          (thousands)
OPERATING ACTIVITIES
   Net income (loss)                                                               $17,050         $(10,854)
   Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
     Depreciation and amortization                                                   4,549            5,201
     Amortization of debt issuance costs, debt premium
       and debt discount                                                             1,679              621
     Other operating activities                                                      3,340              823
     Changes in operating assets and liabilities, net                               24,609          (22,552)
                                                                                   -------         --------

         Net cash provided by (used for) operating activities
           before reorganization items                                              51,227          (26,761)
         Cash used for reorganization items                                         (3,713)               -
                                                                                   -------         --------
         Net cash provided by (used for) operating activities                       47,514          (26,761)
                                                                                   -------         --------

INVESTING ACTIVITIES
   Capital expenditures                                                             (1,337)          (1,137)
   Proceeds from sale of assets                                                        245                3
   Other investing activities                                                       (1,013)            (537)
                                                                                   -------         --------

         Net cash used for investing activities                                     (2,105)          (1,671)
                                                                                   -------         --------

FINANCING ACTIVITIES
   Proceeds from (repayments of) revolving loans, net                              (45,243)          30,065
   Repayments of long-term debt                                                        (66)          (1,794)
   Decrease in cash overdrafts                                                        (777)             (61)
   Other                                                                                 -               18
                                                                                   -------         --------
         Net cash provided by (used for) financing activities                      (46,086)          28,228
                                                                                   -------         --------

Net decrease in cash and cash equivalents                                             (677)            (204)

Cash and cash equivalents at beginning of period                                     7,418            5,351
                                                                                   -------         --------

Cash and cash equivalents at end of period                                         $ 6,741         $  5,147
                                                                                   =======         ========

Supplemental Information:
   Cash paid for interest                                                          $ 5,780         $ 26,505
                                                                                   =======         ========

   Cash paid (refunded) for income taxes, net                                      $    (4)        $     86
                                                                                   =======         ========



          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   BANKRUPTCY AND BASIS OF PRESENTATION

Bankruptcy

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

     On November 17, 2005, the Bankruptcy Court approved a motion authorizing a key executive retention program (the "KERP"). The KERP pertains to 77 employees who may receive cash distributions aggregating up to $3.2 million. In addition, certain participants, at the discretion of the Board of Directors of the reorganized Foamex, may receive additional distributions aggregating up to $0.4 million in cash or in common stock of the reorganized Foamex, at a price per share that reflects the value of the equity on the effective date of the plan of reorganization. Distributions under the KERP are generally to be made on or around certain milestone dates during the Chapter 11 cases and on and subsequent to the effective date of the plan of reorganization. Cash distributions pursuant to the KERP, aggregating $0.4 million, were paid in December 2005 and additional amounts aggregating $1.1 million have been paid in February and March 2006. The common stock distributions, if any, will be made at the six month and one year anniversaries of the effective date of the plan of reorganization. The KERP also includes an additional $0.5 million discretionary cash pool to address specific employment matters and unanticipated needs that may arise during the Chapter 11 cases.

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

     The uncertainty regarding the Company's future prospects may hinder the Company's ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers; negatively impacting the ability of the Company to attract and retain key employees; limiting the

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


1.   BANKRUPTCY AND BASIS OF PRESENTATION (continued)

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

     To exit Chapter 11, the Company must obtain confirmation by the Bankruptcy Court of a Chapter 11 plan. On December 23, 2005, the Company filed a Disclosure Statement and Proposed Plan of Reorganization (the "Plan") with the Bankruptcy
Court. The Plan was designed to complete a financial restructuring of the Company which would result in a reduction of approximately $500 million of total debt from prepetition amounts, largely through the conversion of the Senior Secured Notes into 100% of the new common stock of the reorganized Company, subject to dilution, and the issuance of warrants to holders of Senior
Subordinated Notes. The Plan was supported by an ad hoc committee of the Company's Senior Secured Noteholders comprising more than 50% of the outstanding principal amount of Senior Secured Notes.

     It is likely that the Company will need to modify the plan that is currently on file with the Bankruptcy Court. The Bankruptcy Court has approved an extension of the period for the Company to have the exclusive right to file a plan of reorganization through June 16, 2006. The Company is in the process of revising its business plan in light of its recent improved financial performance. When the revised business plan is completed, the Company will consider appropriate modifications to the Plan of Reorganization and will discuss any necessary modifications with its significant creditor and shareholder constituencies. On May 30, 2006, the Company filed a motion with the Bankruptcy Court seeking to extend its exclusive right to file a plan of reorganization through September 14, 2006. A hearing before the Bankruptcy Court to consider this motion is scheduled for June 15, 2006. The Company has adjusted the amortization period for debt issuance and other costs associated with the bankruptcy cases to reflect a later projected Chapter 11 exit date.

     On May 3, 2006, the Bankruptcy Court entered an order establishing certain notification and hearing procedures that must be satisfied before certain transactions in the Company's equity securities can be deemed effective. Under certain circumstances, acquisitions of common stock by persons who would hold more than 5% of the Company's common stock may create an ownership change, as defined under the U. S. tax code, which could limit the Company's future utilization of its net operating loss carryforwards ("NOLs"). These procedures will enable the Company to monitor transactions in its common stock and, if necessary, to prevent such transactions from impairing the value of its NOLs.

     On May 9, 2006, D. E. Shaw Laminar Portfolios, L.L.C. ("D. E. Shaw"), the owner of 3,388,426 shares of the Company's common stock and 15,000 shares of the Company's preferred stock, filed a motion with the Bankruptcy Court seeking the appointment of an official committee of equity security holders in the Debtor's chapter 11 cases. D. E. Shaw's request to appoint an official committee originally was made to the office of the United States Trustee for the District of Delaware; the United States Trustee's office denied D. E. Shaw's request. A hearing before the Bankruptcy Court to consider D. E. Shaw's motion to appoint an official committee of equity security holders is scheduled for June 27, 2006.

     Subsequent to the bankruptcy filing date, Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") applies to the Debtors' financial statements while the Debtors operate under the provision of Chapter 11. SOP 90-7 does not change the application of generally accepted accounting principles in the preparation of financial statements. However, SOP 90-7 does require that the financial

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   BANKRUPTCY AND BASIS OF PRESENTATION (continued)

statements, for periods including and subsequent to the filing of the Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. A confirmed plan of reorganization could result in material changes in the amounts reported in the Company's consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets and liabilities that will be necessary as a consequence of reorganization under Chapter 11.

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

Basis of Presentation

     The accompanying condensed consolidated financial statements are unaudited and do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary to present fairly the Company's consolidated financial position and results of operations, have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2005 Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of trends or of results for a full year.

     The condensed consolidated balance sheet as of January 1, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Adoption of New Accounting Pronouncements

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS No. 123R"). Effective at the beginning of our 2006 first quarter, the Company adopted SFAS No. 123R. See Note 5, "Accounting for Stock-Based Compensation".

     The Company adopted Statement of Financial Accounting Standards No. 151, "Inventory Costs an amendment of ARB No. 43, Chapter 4" in the 2006 first quarter with no significant impact on the Company's financial statements.

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

Reclassifications

     Certain amounts from the prior period have been reclassified to conform with the current presentation.

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

     Liabilities subject to compromise at April 2, 2006 and January 1, 2006 consist of the following:

                                                        April 2,      January 1,
                                                          2006           2006
                                                       ---------      ----------
     Debt:                                                   (thousands)
       10 3/4% Senior Secured Notes                    $300,000         $300,000
       9 7/8% Senior Subordinated Notes                 148,500          148,500
       13 1/2% Senior Subordinated Notes                 51,585           51,585
       Other debt                                           850              850
                                                       --------         --------
     Total debt                                         500,935          500,935
     Employee benefit plans                              55,897           56,060
     Accounts payable                                    36,873           37,395
     Accrued interest on debt subject to compromise      42,111           33,201
     Accrued liabilities and other                        8,709            8,374
                                                       --------         --------
                                                       $644,525         $635,965
                                                       ========         ========

     The Debtors have incurred certain professional fees and other expenses directly associated with the bankruptcy cases. In addition, the Debtors have made certain adjustments to the carrying value of certain prepetition liabilities. Such costs and adjustments are classified as reorganization items, net in the accompanying condensed consolidated statement of operations for the quarter ended April 2, 2006 and consist of the following:

                                                            (thousands)
     Professional fees associated with bankruptcy              $(4,121)
     Net gain on rejected leases and other contracts                17
                                                               -------
                                                               $(4,104)
                                                               =======

     Pursuant to the Bankruptcy Code, the Debtors have filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of September 19, 2005. On October 24, 2005, the Debtors mailed proof of claim forms to, among others, current and prior employees, known creditors, vendors and other parties with whom the Debtors have previously conducted business. To the extent the recipients disagree with the claim amounts or priorities set forth on the Debtors' schedules, the recipient must have filed a proof of claim in a different amount or priority with the Debtors' claim agent, Bankruptcy Services, LLC. Differences between the amounts and/or priorities scheduled by the Debtors and claims filed by creditors have been and will continue to be investigated and

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


2.   LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS (continued)

resolved as part of the bankruptcy proceedings. If necessary, the Bankruptcy Court ultimately will determine liability amounts and priorities that will be allowed for these claims. The resolution of such claims could result in a material adjustment to the Company's financial statements.

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

                   Debtors' Condensed Combined Balance Sheets
                             (thousands - unaudited)

                                                                        April 2,           January 1,
                                                                          2006                2006
                                                                       ---------           ----------
     ASSETS
     Current Assets:
       Cash and cash equivalents                                       $   3,227           $   4,839
       Accounts receivable, net                                          200,255             184,608
       Inventories                                                       107,565             105,903
       Other current assets                                               26,732              27,103
                                                                       ---------           ---------
           Total current assets                                          337,779             322,453

     Property, plant and equipment, net                                   97,936              99,830
     Other assets, net                                                   164,002             166,750
                                                                       ---------           ---------
     Total assets                                                      $ 599,717           $ 589,033
                                                                       =========           =========

     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
     Current Liabilities Not Subject to Compromise:
       Current maturities of long-term debt and
           revolving credit borrowings                                 $ 195,531           $ 240,780
       Accounts payable                                                   80,556              58,802
       Accrued liabilities                                                52,217              49,526
                                                                       ---------           ---------
           Total current liabilities                                     328,304             349,108

     Liabilities subject to compromise                                   644,525             635,965

     Non-Current Liabilities Not Subject to Compromise:
       Long-term debt, net of current maturities                             307                 340
       Other noncurrent liabilities                                       27,028              19,334
                                                                       ---------           ---------
           Total liabilities                                           1,000,164           1,004,747

     Total stockholders' deficiency                                     (400,447)           (415,714)
                                                                       ---------           ---------
     Total liabilities and stockholders' deficiency                    $ 599,717           $ 589,033
                                                                       =========           =========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


3.   DEBTORS' FINANCIAL STATEMENTS (continued)

               Debtors' Condensed Combined Statement of Operations
                           Quarter Ended April 2, 2006
                             (thousands - unaudited)

     Net sales                                                         $348,126
     Cost of goods sold                                                 288,912
                                                                       --------
       Gross profit                                                      59,214
     Selling, general and administrative expenses                        18,428
     Restructuring charges and other                                        318
                                                                       --------
       Income from operations                                            40,468
     Interest and debt issuance expense                                 (16,201)
     Reorganization items, net                                           (4,070)
     Other                                                                   23
                                                                       --------
       Income before income taxes and
       equity in loss of non-debtor subsidiaries                         20,220
     Provision for income taxes                                             617
                                                                       --------
       Income before equity in loss of non-debtor subsidiaries           19,603
     Equity in loss of non-debtor subsidiaries                           (2,553)
                                                                       --------
     Net income                                                        $ 17,050
                                                                       ========

               Debtors' Condensed Combined Statement of Cash Flows
                           Quarter Ended April 2, 2006
                             (thousands - unaudited)

     OPERATING ACTIVITIES:
     Net income                                                        $ 17,050
     Adjustments required to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                      3,945
       Reorganization items                                               4,320
       Change in working capital and other operating items               21,247
                                                                       --------
        Net cash provided by operating activities                        46,562

     INVESTING ACTIVITIES:
     Capital expenditures                                                (1,321)
     Proceeds from sales of assets                                          245
     Other                                                               (1,013)
                                                                       --------
        Net cash used for investing activities                           (2,089)

     FINANCING ACTIVITIES:
     Repayments of revolving loans                                      (45,243)
     Other                                                                 (842)
                                                                       --------
        Net cash used for financing activities                          (46,085)

     NET DECREASE IN CASH AND CASH EQUIVALENTS                           (1,612)

     CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       4,839
                                                                       --------

     CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  3,227
                                                                       ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.   EARNINGS (LOSS) PER SHARE

     The following table shows the amounts used in computing earnings (loss) per share.

                                                                       Quarters Ended
                                                            ------------------------------------
                                                              April 2,                April 3,
                                                                2006                   2005
                                                              --------               --------
                                                            (thousands, except per share amounts)
     Basic:
       Net income (loss)                                     $17,050                 $(10,854)
                                                             =======                 ========

       Weighted average common shares outstanding             24,510                   24,507
                                                             =======                 ========

       Net income (loss) per share                           $  0.70                 $  (0.44)
                                                             =======                 ========

     Diluted:
       Net income (loss)                                     $17,050                 $(10,854)
                                                             =======                 ========

       Weighted average common shares outstanding             24,510                   24,507

       Incremental shares resulting from (a)
         Stock options                                             -                        -
         Convertible preferred stock                           1,500                        -
                                                             -------                 --------

       Adjusted weighted average shares                       26,010                   24,507
                                                             =======                 ========

       Net income (loss) per share                           $  0.66                 $  (0.44)
                                                             =======                 ========

(a) In the quarter ended April 2, 2006, there is no dilution from potential incremental shares resulting from stock options because the exercise prices of all 3,429,617 outstanding options to purchase common stock at April 2, 2006 were greater than the average market price. There is no dilution resulting from potential incremental shares in the quarter ended April 3, 2005 because the Company had a net loss and the inclusion of potential incremental shares would be antidilutive. For the quarter ended April 3, 2005, potential incremental shares included options to purchase shares of common stock (3,121,674 shares at April 3, 2005) and Series B Preferred Stock convertible into 1,500,000 shares of common stock.

5.   ACCOUNTING FOR STOCK-BASED COMPENSATION

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS No. 123R"). Effective for fiscal 2006, the Company adopted SFAS No. 123R which requires that all share-based awards granted after the adoption date be recognized as compensation expense using fair value measurements prescribed in SFAS No. 123R. Regarding share-based awards granted prior to the adoption date, the Company elected the modified prospective transition application which requires compensation expense associated with unvested and outstanding share-based grants (see Stock Option Plans below) be recognized over their remaining service period.

     Prior to the adoption of SFAS No. 123R, the Company accounted for share-based employee compensation plans using the intrinsic value method and provided proforma information based on the fair value method of stock options granted using the Black-Scholes option pricing model. The following table includes the 2005 proforma information that was presented in prior periods. The reported and proforma amounts for 2006 in the following table are the same given the adoption of SFAS No. 123R and are included only for comparative purposes.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


5.   ACCOUNTING FOR STOCK-BASED COMPENSATION (continued)

                                                                                Quarters Ended
                                                                       -------------------------------
                                                                       April 2,               April 3,
                                                                       2006 (a)               2005 (a)
                                                                       --------               --------
                                                                    (thousands, except per share amounts)
       Net earning (loss) as reported                                  $17,050                $(10,854)
       Add:  Stock-based employee compensation
          expense included in reported net loss,
          net of tax benefit                                               356                       -
       Deduct:  Stock-based employee compensation
          expense determined under fair value
          based method, net of tax benefit                                (356)                   (411)
                                                                       -------                --------
       Net earnings and proforma net loss                              $17,050                $(11,265)
                                                                       =======                ========

       Basic earnings (loss) per share
          As reported                                                  $   0.70               $  (0.44)
                                                                       ========               ========
          Proforma                                                     $   0.70               $  (0.46)
                                                                       ========               ========

       Diluted earnings (loss) per share
          As reported                                                  $   0.66               $  (0.44)
                                                                       ========               ========
          Proforma                                                     $   0.66               $  (0.46)
                                                                       ========               ========

(a) For 2006 and 2005 there were no tax benefits due to the establishment of a valuation allowance on U.S. deferred tax assets.

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

     The price and terms of options under the plans discussed above is at the discretion of the Company, except that the term of the option cannot exceed ten years. The Company does not anticipate granting any stock options in fiscal 2006.

     The following table includes the activity for the first quarter of 2006 and does not assume any potential changes to the common stock and related stock options of the Company related to emergence from bankruptcy.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.   ACCOUNTING FOR STOCK-BASED COMPENSATION (continued)

                                                                      First Quarter 2006
                                                 ----------------------------------------------------------
                                                                               Weighted
                                                              Weighted         Average           Weighted
                                                              Average          Remaining         Average
                                                              Exercise         Contractual       Instrinsic
                                                  Shares       Price              Term             Value
                                                 ---------    --------         -----------       ----------
     Outstanding at beginning of period          3,620,767     $4.30
     Granted                                             -     $   -
     Exercised                                           -     $   -
     Forfeited/expired                            (191,150)    $5.67
                                                 ---------

     Outstanding at end of period                3,429,617     $4.22            4.5 years          $   -
                                                 =========

     Exercisable at end of period                1,539,759     $5.62            4.4 years          $   -
                                                 =========

     Total unrecognized compensation cost related to unvested stock option awards was $1.6 million at April 2, 2006 and is expected to be recognized over a weighted-average period of 1.6 years.

6.   RESTRUCTURING CHARGES

     The   following   table  sets  forth  the   components   of  the  Company's
restructuring accruals and activity for the quarter ended April 2, 2006:

                                                Plant Closure      Personnel
                                    Total         and Leases       Reductions
                                    -----       -------------      ----------
                                                 (millions)
     Balance at January 2, 2006     $1.0             $0.6             $0.4
     Restructuring charges           4.8              0.4              4.4
     Cash spending                  (0.7)            (0.4)            (0.3)
                                    ----             ----             ----
     Balance at April 2, 2006       $5.1             $0.6             $4.5
                                    ====             ====             ====

     Restructuring charges include $4.1 million relating to the closure of two manufacturing facilities, including a foam pouring facility, located in Toronto, Canada. The provision includes severance required for a total workforce of approximately 177 employees. The closure is expected to be substantially complete by the end of the second quarter.

     The restructuring charges also include $0.3 million of severance for 78 employees at the Company's foam pouring facility in Orlando, Florida where foam production is expected to cease in the second quarter. The remaining restructuring charge of $0.4 million relates to facilities that produced consumer products.

     Approximately $1.0 million to $1.5 million of additional plant closure and clean up costs are expected to be recorded as incurred in the second and third quarters of 2006 relating to the Toronto and Orlando closures.

7    INVENTORIES

     The components of inventories are listed below.

                                                  April 2,          January 1,
                                                    2006               2006
                                                  --------          ----------
                                                          (thousands)
     Raw materials and supplies                   $ 75,018           $ 74,886
     Work-in-process                                23,562             22,657
     Finished goods                                 15,842             14,599
                                                  ---------          --------
       Total                                      $114,422           $112,142
                                                  ========           ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


8    REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT

     The components of revolving credit borrowings and long-term debt are listed below.

                                               April 2,         January 1,
                                                 2006              2006
                                               --------         ----------
                                                       (thousands)
     Revolving credit borrowings (1)           $109,323          $154,566
                                               ========          ========

     DIP Term Loan (1)                         $ 80,000          $ 80,000
     Industrial revenue bonds (2)                 6,000             6,000
     Other                                          557               604
                                               --------          --------
                                                 86,557            86,604

     Less current portion                        86,232            86,238
                                               --------          --------

     Long-term debt                            $    325          $    366
                                               ========          ========

(1) Subsidiary debt of Foamex L.P., guaranteed by the Company, FMXI, Inc. and Foamex Canada.
(2)  Subsidiary debt of Foamex L.P.

DIP Revolving Credit Facility

     On September 22, 2005, Foamex L.P. entered into a Debtor-in-Possession Credit Agreement (the "DIP Revolving Credit Facility") with a group of lenders to provide a revolving credit facility with a maximum availability of $240.0 million. The initial borrowing under the DIP Revolving Credit Facility was used to repay outstanding obligations under a prior credit facility and interest due under a term loan. The DIP Revolving Credit Facility includes a $40.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable, inventory, equipment, and real estate. At April 2, 2006 and January 1, 2006, Foamex L.P. had total available borrowings of $109.7 million and $53.6 million, respectively, and letters of credit outstanding of $18.2 million under the facility. Substantially all of the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the DIP Revolving Credit Facility bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At April 2, 2006 and January 1, 2006, the weighted average interest rates on borrowings were 7.84% and 7.42%, respectively. All borrowings under the DIP Revolving Credit Facility will mature on the earlier of March 22, 2007 or the date that the Company emerges from Chapter 11. The lenders under the DIP Revolving Credit Facility have agreed to provide emergence financing, subject to a number of conditions, of up to $275.0 million upon the Company's emergence from Chapter 11. The DIP Revolving Credit Facility includes both a subjective acceleration clause and a lock box arrangement that requires all lock box receipts be used to repay revolving credit borrowings. Borrowings under the DIP Revolving Credit Facility are classified as current in the accompanying condensed consolidated balance sheets at April 2, 2006 and January 1, 2006.

DIP Term Loan

     On September 22, 2005, Foamex L.P. entered into a Debtor-in-Possession Credit Agreement (the "DIP Term Loan") with a group of lenders to provide an $80.0 million term loan. Proceeds from the DIP Term Loan were used to repay outstanding principal under a prior term loan. Borrowings under the DIP Term Loan bear interest at a rate that is either (i) 8.00% plus the greater of the Base Rate, as defined, or 6.50% or (ii) at 10.00% plus the greater of the LIBOR rate or 3.00%. At April 2, 2006 and January 1, 2006, the weighted average interest rates were 14.63% and 14.29%, respectively. Borrowings under the DIP Term Loan are collateralized by the same collateral as the DIP Revolving Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the DIP Revolving Credit Facility and the DIP Term Loan. All borrowings under the DIP Term Loan will mature on the earlier of March 22, 2007 or the date that the Company emerges from Chapter 11. The lenders under the DIP Term Loan have agreed to provide emergence financing, subject to a number of conditions, of $80.0 million upon the Company's emergence from Chapter 11. The DIP Term Loan may be repaid prior to maturity by paying a

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


8.   REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT (continued)

prepayment premium initially set at 8% and declining ratably over a 48-month period. The DIP Term Loan is classified as current in the accompanying condensed consolidated balance sheets at April 2, 2006 and January 1, 2006.

Industrial Revenue Bond ("IRB")

     IRB debt includes a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At April 2, 2006 and January 1, 2006, the interest rates were 3.26% and 3.63%, respectively, on the bond. The maximum interest rate for the IRB is 15.0% per annum. If Foamex L.P. exercises its option to convert the bond to a fixed interest rate structure, the IRB is redeemable at the option of the bondholders. In addition, at any time prior to conversion to a fixed interest rate structure, bondholders upon notice to the bond trustee and the remarketing agent may place the bonds for sale. If the remarketing agent is not successful in reselling the bonds before settlement is due on bonds placed for sale, the bond trustee may draw on a letter of credit issued under the DIP Revolving Credit Facility to repay the bondholders for the bonds placed for sale until the bonds can be resold by the remarketing agent. Pursuant to this arrangement, the IRB has been classified as current in the accompanying condensed consolidated balance sheets at April 2, 2006 and January 1, 2006. The obligation is collateralized by certain assets, which have an approximate net carrying value of $4.7 million at April 2, 2006 and by a letter of credit in the amount of $6.3 million.

Debt Covenants

     The DIP  Revolving  Credit  Facility  and  the  DIP  Term  Loan  (the  "DIP
Facilities") contain certain covenants that limit, among other things, the ability of the Company's subsidiaries (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interests, as defined,
(iv) to merge, consolidate or sell all or substantially all assets, or (v) to enter into certain transactions with affiliates or related persons. In addition, the DIP Facilities contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holders. Under the most restrictive of the distribution restrictions, the Company could be paid by its subsidiaries, as of April 2, 2006, funds only to the extent to enable the Company to meet its tax payment liabilities, subject to Bankruptcy Court approval if such payments constitute prepetition liabilities, and its normal operating expenses of up to $2.3 million during the term of the DIP Facilities, so long as no default or event of default has occurred.

     Under the DIP Facilities, the Company is subject to covenants, including an EBITDA, as defined, covenant beginning with the one month period ended October 30, 2005, a cumulative net cash flow, as defined, covenant beginning with the two month period ending December 4, 2005, and a capital expenditure restriction for 12 month rolling periods beginning October 3, 2005. The cumulative EBITDA and net cash flow covenants will include an increasing number of months until they reach 12 months ending on October 1, 2006 and then will be the trailing 12 months thereafter through February 2007. The Company is in compliance with the EBITDA, cumulative net cash flow and capital expenditure covenants for the six months ended April 2, 2006. The DIP facilities also limit expenditures for certain prepetition and post petition liabilities, as defined, subject to Bankruptcy Court approval.

Maturities

     Scheduled maturities of revolving credit borrowings and long-term debt as of April 2, 2006 are shown below (thousands):

     2006                                              $    181
     2007                                               189,552
     2008                                                   147
     2009                                                     -
     2010                                                     -
     Thereafter                                           6,000
                                                       --------
     Total                                             $195,880
                                                       ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.   REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT (continued)

     The following debt issues were reclassified as liabilities subject to compromise in the condensed consolidated balance sheets as of April 2, 2006 and January 1, 2006:

10 3/4% Senior Secured Notes

     The 10 3/4% Senior Secured Notes were issued by Foamex L.P. and Foamex Capital Corporation (the "Issuers") on March 25, 2002 and are due on April 1, 2009. The notes are guaranteed on a senior basis by all of Foamex L.P.'s domestic subsidiaries that guarantee the DIP Revolving Credit Facility. The notes are secured on a second-priority basis (subject to permitted liens) on substantially the same collateral that secures the obligations under the DIP Revolving Credit Facility and the DIP Term Loan. The notes rank effectively junior to all senior indebtedness that is secured by first priority liens and senior in right of payment to all subordinated indebtedness. Interest is payable April 1 and October 1. The Issuers did not remit the interest payments due October 3, 2005 and April 3, 2006, but have continued to accrue interest at the default rate of 11.75% pursuant to the Bankruptcy Court order approving the borrowing under the DIP Revolving Credit Facility and the DIP Term Loan. The notes may be redeemed at the option of the Issuers, in whole or in part, at any time on or after April 1, 2006. The initial redemption is at 105.375% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after April 1, 2008.

9 7/8% Senior Subordinated Notes

     The 9 7/8% Senior Subordinated Notes (the "Notes") were issued by Foamex L.P. and Foamex Capital Corporation (the "Issuers") and are due on June 15, 2007. The notes represent uncollateralized general obligations of the Issuers and are subordinated to all Senior Debt, as defined in the Indenture. The Issuers do not presently intend to make any future payments on the Notes and in conjunction with the payment default on the 13 1/2% Senior Subordinated Notes discussed below, the Issuers are in default under the Notes. In accordance with SOP 90-7, the Issuers have not accrued interest on the Notes of $8.5 million from the date of the bankruptcy filing through April 2, 2006.

13 1/2% Senior Subordinated Notes

     The 13 1/2% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation (the "Issuers") and matured on August 15, 2005. The principal due of $51.6 million plus accrued and unpaid interest of $3.5 million were not paid resulting in the Issuers being in default under the 13 1/2% Senior Subordinated Notes. In accordance with SOP 90-7, the Issuers have not accrued interest on the 13 1/2% Senior Subordinated Notes of $4.3 million from the date of the bankruptcy filing through April 2, 2006. The notes represent uncollateralized general obligations of the Issuers and are subordinated to all Senior Debt, as defined in the Indenture and are pari passu in right of payment to the 9 7/8% Senior Subordinated Notes (described above).

9.   RETIREE BENEFIT PLANS

     Components of net periodic pension benefit cost are listed below:

                                                      Quarters Ended
                                               ----------------------------
                                               April 2,            April 3,
                                                 2006                2005
                                               --------            --------
                                                       (thousands)
    Service cost                               $1,444              $1,342
    Interest cost                               2,066               1,942
    Expected return on plan assets             (2,137)             (1,956)
    Amortization of transition assets             (23)                (19)
    Amortization of prior service benefit         (20)                (28)
    Amortization of net loss                      783                 792
                                               ------              ------
    Net periodic pension benefit cost          $2,113              $2,073
                                               ======              ======

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.   RETIREE BENEFIT PLANS (continued)

     The Company anticipates pension plan contributions of $16.0 million for fiscal 2006. During the quarter ended April 2, 2006, the Company contributed $2.1 million and there has been no change in estimated contributions for fiscal 2006. Actuarial valuations are in process for fiscal 2006 that will determine the actual contribution requirements and net periodic pension benefit cost. The U.S. plan liability is a contingent general unsecured claim and could be compromised with the Pension Benefit Guaranty Corporation ("PBGC") in the Chapter 11 process. However, it is the Company's intent in its proposed Plan of Reorganization to honor its current accrued benefit obligation and not to revert any of the obligation back to the PBGC. The PBGC is a member of the Creditors Committee in the Bankruptcy cases.

10.  INCOME TAXES

     The net tax benefit for the quarter ended April 2, 2006 includes tax benefits for restructuring charges in Canada to the extent of the availability of tax loss carrybacks. The Canadian benefit has been reduced by U. S. alternative minimum tax and certain other taxes.

     The Company has not provided any U. S. income tax expense in the quarter ended April 2, 2006 because it believes it will be able to utilize net operating loss carryforwards ("NOLs") that aggregated approximately $291.6 million at January 1, 2006 to fully offset U. S. taxable income for the year 2006 and therefore reverse a portion of its valuation allowance for U. S. deferred tax assets. As discussed in note 1, the Company has obtained an order of the U. S. Bankruptcy Court establishing certain notice and hearing procedures that are designed to give the Company an opportunity to prevent trading in the Company's equity securities from triggering an ownership change as defined in Internal Revenue Code Section 382 ("IRC Section 382"). Such an ownership change could significantly limit the availability of NOLs to offset U. S. taxable income from the date of an ownership change and result in a higher effective tax rate and cash payments for income taxes.

     On or about May 5, 2006, the Company was notified that an additional purchaser of its equity securities had accumulated ownership of more than 5% of its outstanding equity securities. This transaction could have resulted in an ownership change under IRC Section 382. On May 12, 2006, the Company obtained a Bankruptcy Court order that caused the purchases by this owner above 4.9% to be void ab initio (from the beginning) and required the purchaser to sell the shares that increased its ownership to more than 4.9% and transfer the proceeds in excess of the purchase price for such shares (including commissions) to a qualified charitable organization to be designated by the Company. The purchaser advised the Company that it sold the shares required to reduce its ownership to 4.9% on May 15, 2006.

     The Company believes, with input from its tax counsel, that it is more likely than not that the Bankruptcy Court order described above results in there not being an ownership change under IRC Section 382. The Company intends to seek a Private Letter Ruling from the Internal Revenue Service on this issue.

     If the Company is successful in emerging from Chapter 11, depending on the terms of the confirmed plan of reorganization, it is possible that the amount of its NOLs will be reduced or eliminated at that time. To the extent that any such NOLs remain, their utilization may be limited based on IRC Section 382.

11.  COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are listed below.

                                                            Quarters Ended
                                                      ------------------------
                                                      April 2,        April 3,
                                                        2006            2005
                                                      --------        --------
                                                             (thousands)
     Net income (loss)                                $17,050         $(10,854)
     Minimum pension adjustment                        (2,532)               -
     Foreign currency translation adjustments             393             (251)
                                                      -------         --------
     Total comprehensive income (loss)                $14,911         $(11,105)
                                                      =======         ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


12.  SEGMENT RESULTS

     Foam Products manufactures and markets cushioning foams for bedding, furniture, recreational and consumer applications. Carpet Cushion Products manufactures and distributes rebond and prime carpet padding. Automotive Products supplies foam products and laminates to major tier one suppliers and original equipment manufacturers. Technical Products manufactures and markets reticulated and other specialty foams used for reservoiring, filtration, gasketing and sealing applications. The "Other" column in the table below represents corporate expenses not allocated to other business segments and restructuring, impairment and other charges (credits). As of January 2, 2006, responsibility for manufacturing operations in Mexico City was assumed by Automotive Products. Data in the table below for the Automotive Products and Other Segments for the quarter ended April 3, 2005 has been adjusted for comparative purposes.

     Segment results are presented below.

                                                   Carpet
                                         Foam      Cushion      Automotive    Technical
                                       Products    Products      Products     Products       Other          Total
                                       --------    --------     ----------    ---------    ---------      ---------
                                                                   (thousands)
Quarter ended April 2, 2006
Net sales                              $173,734    $42,474       $111,101     $38,599      $     39       $365,947
Income (loss) from operations          $ 38,868    $(2,279)      $  8,305     $10,207      $(18,358)      $ 36,743
Depreciation and amortization          $  1,732    $   239       $    909     $   587      $  1,082       $  4,549

Quarter ended April 3, 2005
Net sales                              $156,220    $46,556       $ 96,481     $33,200      $    213       $332,670
Income (loss) from operations          $ 10,449    $(2,115)      $  4,467     $ 8,935      $(12,033)      $  9,703
Depreciation and amortization          $  1,835    $   602       $  1,122     $   581      $  1,061       $  5,201

13.  COMMITMENTS AND CONTINGENCIES

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

     As a consequence of the Filing, all pending litigation against the Debtors was stayed automatically by Section 362 of the Bankruptcy Code and, absent further order of the Bankruptcy Court, no party may take any action to recover on prepetition claims against the Debtors. In addition, pursuant to Section 365 of the Bankruptcy Code, the Debtors may reject or assume prepetition executory contracts and unexpired leases, and other parties to contracts or leases that are rejected may assert rejection damages claims as permitted by the Bankruptcy Code.

     As of April 2, 2006, the Company had accrued approximately $0.8 million for litigation and other legal matters in addition to the environmental matters discussed below. Litigation claims are liabilities subject to compromise that are capable of being treated as general unsecured claims under the Plan.

Environmental and Health and Safety

     The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of April 2, 2006, the Company had accruals of approximately $2.1 million for

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


13.  COMMITMENTS AND CONTINGENCIES (continued)

environmental matters, including approximately $1.9 million related to remediating and monitoring soil and groundwater contamination and approximately $0.2 million related to sites where it has been designated as a Potentially Responsible Party, or "PRP", by the EPA or a state authority, and other matters. The PRP sites are liabilities subject to compromise and the Company believes they will be treated as general unsecured claims under the Plan. Additional losses, if any, in excess of amounts currently accrued, cannot be reasonably estimated at this time. If there are additional matters or if our current estimates are incorrect, there could be a material adverse effect on the Company's financial position, results of operations and cash flows.

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

     The Comprehensive Environmental Response, Compensation and Liability Act, or "CERCLA" and comparable state laws impose liability without fault for the costs of cleaning up contaminated sites on certain classes of persons that contributed to the release of hazardous substances into the environment at those sites, for example, by generating wastes containing hazardous substances which were disposed at such sites. The Company is currently designated as a PRP by the EPA or by state environmental agencies or other PRPs, pursuant to CERCLA or analogous state statutes, with respect to 11 sites. Estimates of total cleanup costs and fractional allocations of liability are often provided by the EPA, the state environmental agency or the committee of PRPs with respect to the specified site. Based on these estimates (to the extent available) and on known information, in each case and in the aggregate, the Company does not expect additional costs, if any, to be material to liquidity, results of operations or financial position.

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

14.  SUBSEQUENT EVENTS

     The Company has executed an amendment  to its DIP Term Loan  effective  May
12, 2006. The amendment decreases the interest applicable to the loan by reducing the margin over the Base Rate from 8.00% to 3.375% and reducing the margin over the LIBOR rate from 10.00% to 5.375%. In addition, the amendment modifies certain minimum amounts under existing covenants and imposes a leverage ratio covenant. The amendment has been consented to by the lenders under the DIP Revolving Credit Facility.

     On June 8, 2006, the Company announced the resignation of its President and Chief Executive Officer by mutual agreement with the Board of Directors. The Company's Chairman of the Board will serve as Interim President and Chief Executive Officer while a search for a new President and Chief Executive Officer is conducted.

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

Bankruptcy

     On September 19, 2005 (the "Petition Date"), we and certain of our domestic subsidiaries, including Foamex L.P., our primary operating subsidiary, (collectively referred to as the "Debtors"), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

     We continue to operate our business and manage our property as a debtor in possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. On September 29, 2005, the United States Trustee for the District of Delaware appointed an official committee of unsecured creditors in these Chapter 11 cases (the "Creditors' Committee"). The Creditors' Committee is currently comprised of The Bank of New York, the Pension Benefit Guaranty Corporation, Newcastle Partners, LP, Lyondell Chemical Corporation, Shell Chemicals L.P., Steel Partners II, L.P. and Donovan Williams. At a hearing held on September 20, 2005, the Bankruptcy Court granted various first day motions for relief designed to stabilize our operations and business relationships with customers, vendors, employees and others, and entered orders granting permission to, among other things, pay employee salaries, wages and benefits, pay amounts owing in connection with workers' compensation and other insurance policies; utilize our existing cash management systems; continue our customer programs; pay vendors for certain critical goods and services provided prior to September 19, 2005 and, access, on an interim basis, up to $221 million of a $240 million debtor-in-possession (DIP) revolving credit facility and $80 million of a DIP term loan. A portion of the proceeds of the debtor-in-possession revolving credit facility and all of the proceeds of the DIP term loan facility were used to repay Foamex L.P.'s prepetition revolving credit and term loan facilities. On October 17, 2005, the Bankruptcy Court granted final approval of the $240 million DIP credit facility and the $80 million DIP term loan.

     On November 17, 2005, the Bankruptcy Court approved a motion authorizing a key executive retention program (the "KERP"). The KERP pertains to 77 employees who may receive cash distributions aggregating up to $3.2 million. In addition, certain participants, at the discretion of the Board of Directors of the reorganized Foamex, may receive additional distributions aggregating up to $0.4 million in cash or in common stock of the reorganized Foamex, at a price per share that reflects the value of the equity on the effective date of the plan of reorganization. Distributions under the KERP are generally to be made on or around certain milestone dates during the Chapter 11 cases and on and subsequent to the effective date of the plan of reorganization. Cash distributions pursuant to the KERP, aggregating $0.4 million, were paid in December 2005 and additional amounts aggregating $1.1 million have been paid in February and March 2006. The common stock distributions, if any, will be made at the six month and one year anniversaries of the effective date of the plan of reorganization. The KERP also includes an additional $0.5 million discretionary cash pool to address specific employment matters and unanticipated needs that may arise during the Chapter 11 cases.

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

     To exit Chapter 11, we must obtain confirmation by the Bankruptcy Court of a Chapter 11 plan. On December 23, 2005, we filed a Disclosure Statement and Proposed Plan of Reorganization (the "Plan") with the Bankruptcy Court. The Plan was designed to complete a financial restructuring which would result in a reduction of approximately $500 million of total debt from prepetition amounts, largely through the conversion of the Senior Secured Notes into 100% of the new common stock of the reorganized Foamex, subject to dilution, and the issuance of warrants to holders of Senior Subordinated Notes. The Plan was supported by an ad hoc committee of our Senior Secured Noteholders comprising more than 50% of the outstanding principal amount of Senior Secured Notes.

     It is likely that we will need to modify the plan that is currently on file with the Bankruptcy Court. The Bankruptcy Court has approved an extension of the period for us to have the exclusive right to file a plan of reorganization through June 16, 2006. We are in the process of revising our business plan in light of our recent improved financial performance. Once the revised business plan is completed, we will consider appropriate modifications to the Plan of Reorganization and will discuss any necessary modifications with the significant creditor and shareholder constituencies. On May 30, 2006, we filed a motion with the Bankruptcy Court seeking to extend our exclusive right to file a plan of reorganization through September 14, 2006. A hearing before the Bankruptcy Court to consider this motion is scheduled for June 15, 2006. We have adjusted the amortization period for debt issuance and other costs associated with the bankruptcy cases to reflect a later projected Chapter 11 exit date.

     On May 3, 2006, the Bankruptcy Court entered an order establishing certain notification and hearing procedures that must be satisfied before certain transactions in our equity securities can be deemed effective. Under certain circumstances, acquisitions of common stock by persons who would hold more than 5% of our common stock may create an ownership change, as defined under the U.
S. tax code, which could limit our future utilization of net operating loss carryforwards ("NOLs"). These procedures will enable us to monitor transactions in our common stock and, if necessary, to prevent such transactions to preserve the value of our NOLs.

     On May 9, 2006, D. E. Shaw Laminar Portfolios, L.L.C. ("D. E. Shaw"), the owner of 3,388,426 shares of our common stock and 15,000 shares of our preferred stock, filed a motion with the Bankruptcy Court seeking the appointment of an official committee of equity security holders in the Debtor's chapter 11 cases.
D. E. Shaw's request to appoint an official committee originally was made to the Office of the United States Trustee for the District of Delaware; the United
States Trustee's office denied D. E. Shaw's request. A hearing before the Bankruptcy Court to consider D. E. Shaw's motion to appoint an official committee of equity security holders is scheduled for June 27, 2006.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED APRIL 2, 2006 COMPARED TO THE QUARTER ENDED APRIL 3, 2005

                                                    Carpet
                                         Foam       Cushion       Automotive     Technical
                                       Products     Products       Products      Products       Other        Total
                                       --------     --------      ----------     ----------   ---------     ---------
                                                                   (thousands)
Quarter ended April 2, 2006
Net sales                              $173,734     $42,474       $111,101        $38,599     $     39      $365,947
Income (loss) from operations          $ 38,868     $(2,279)      $  8,305        $10,207     $(18,358)     $ 36,743
Depreciation and amortization          $  1,732     $   239       $    909        $   587     $  1,082      $  4,549
Income (loss) from operations
   as a percentage of net sales            22.4%       (5.4)%          7.5%          26.4%        n.m.*         10.0%

Quarter ended April 3, 2005
Net sales                              $156,220     $46,556       $ 96,481        $33,200     $    213      $332,670
Income (loss) from operations          $ 10,449     $(2,115)      $  4,467        $ 8,935     $(12,033)     $  9,703
Depreciation and amortization          $  1,835     $   602       $  1,122        $   581     $  1,061      $  5,201
Income (loss) from operations
   as a percentage of net sales             6.7%       (4.5%)          4.6%          26.9%        n.m.*          2.9%

* not meaningful

     As of January 2, 2006, responsibility for manufacturing operations in Mexico City was assumed by Automotive Products. Data in the table above for the Automotive Products and Other Segments for the quarter ended April 3, 2005 has been adjusted for comparative purposes.

Income from Operations

     Net sales for the quarter ended April 2, 2006 increased 10% to $365.9 million from $332.7 million in the quarter ended April 3, 2005. The increase was attributable to higher net sales in the Foam Products, Automotive Products and Technical Products segments primarily as a result of higher selling prices, partially offset by lower net sales in the Carpet Cushion Products segment.

     Gross profit was $61.1 million, or 16.7% of net sales, in the quarter ended April 2, 2006 compared to $27.7 million, or 8.3% of net sales, in the 2005 period. Selling price increases implemented in the fourth quarter of 2005 have allowed us to recover increases in raw material costs of more than 50% since the quarter ended April 3, 2005.

     Income from operations for the quarter ended April 2, 2006 was $36.7 million, or 10.0% of net sales, a $27.0 million increase from $9.7 million, or 2.9% of net sales, reported during the 2005 period. The $33.4 million increase in gross profit was partially offset by higher selling, general and administrative expenses which increased by $1.9 million, or 11%, due principally to higher benefit costs including the KERP and stock option charges upon adoption of SFAS No. 123R and severance for a senior executive. Restructuring charges were $4.8 million in 2006 as we announced the closing of two manufacturing facilities including a foam pouring facility, located in Toronto, Canada and the closure of a foam pouring facility in Orlando, Florida.

     Foam Products

     Foam Products net sales for the quarter ended April 2, 2006 increased 11% to $173.7 million from $156.2 million in the 2005 period primarily due to average selling price increases of more than 50%, partially offset by a 27% decrease in overall volume. Income from operations increased $28.4 million, to $38.9 million in the quarter ended April 2, 2006 from $10.4 million in the 2005 period principally as a result of selling price increases partially

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

offset by raw material costs that have increased more than 50% from the 2005 period and lower volumes. Income from operations was 22.4% of net sales in 2006, up from 6.7% of net sales in 2005.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the quarter ended April 2, 2006 decreased 9% to $42.5 million from $46.6 million in the 2005 period as the 2005 period included $9.7 million of sales from our rubber and felt carpet cushion businesses which were sold on April 29, 2005. Loss from operations was $2.3 million in the quarter ended April 2, 2006 compared to $2.1 million in the 2005 period as the reduced sales volume and higher material and overhead costs more than offset selling price increases. Loss from operations was 5.4% of net sales in 2006 and 4.5% of net sales in 2005.

     Automotive Products

     Automotive Products net sales for the quarter ended April 2, 2006 increased 15% to $111.1 million from $96.5 million in the 2005 period as a result of revenues from new customers and increased selling prices. Income from operations increased $3.8 million to $8.3 million primarily due to higher selling prices that offset raw material cost increases since the beginning of 2005. Income from operations represented 7.5% of net sales in 2006 and 4.6% of net sales in 2005.

     Technical Products

     Net sales for Technical Products for the quarter ended April 2, 2006 increased 16% to $38.6 million from $33.2 million in the 2005 period, primarily due to higher selling prices. Income from operations increased $1.3 million to $10.2 million in 2006 compared to $8.9 million in 2005 as the sales increase was partially offset by higher material costs. Income from operations represented 26.4% of net sales in 2006 compared to 26.9% of net sales in 2005.

     Other

     Other primarily consists of corporate expenses not allocated to business segments and restructuring charges. The loss from operations was $18.4 million in 2006, which includes $4.8 million of restructuring charges, and $12.0 million in 2005.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $16.2 million in the quarter ended April 2, 2006, which represented a 19% decrease from the 2005 period expense of $19.9 million reflecting the accrual of $5.5 million of interest on subordinated debt in the 2005 period partially offset by higher amortization of debt issuance cost in 2006.

     Other Income (Expense), Net

     Other expense, net was $0.5 million for the quarter ended April 2, 2006 compared to other expense, net of $1.0 million for the quarter ended April 3, 2005. The 2005 period included $0.9 million of amendment fees charged by lenders in connection with amendments to Foamex L.P.'s credit agreements executed on March 31, 2005.

     Reorganization Items, Net

     On September 19, 2005, we filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. During the quarter ended April 2, 2006 we incurred professional fees associated with the bankruptcy and recorded gains from rejection of contracts. These reorganization items resulted in net expense of $4.1 million.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Income Taxes

     The net tax benefit for the quarter ended April 2, 2006 includes tax benefits for restructuring charges in Canada to the extent of the availability of tax loss carrybacks. The Canadian benefit has been reduced by U. S. alternative minimum tax and certain other taxes.

     We have not provided any U. S. income tax expense in the quarter ended April 2, 2006 because we believe we will be able to utilize net operating loss carryforwards ("NOLs") that aggregated approximately $291.6 million at January 1, 2006 to fully offset U. S. taxable income for the year 2006 and therefore reverse a portion of our valuation allowance for U. S. deferred tax assets. As discussed in note 1, we have obtained an order of the U. S. Bankruptcy Court establishing certain notice and hearing procedures that are designed to give us an opportunity to prevent trading in our equity securities from triggering an ownership change as defined in Internal Revenue Code Section 382 ("IRC Section 382"). Such an ownership change could significantly limit the availability of NOLs to offset U. S. taxable income from the date of an ownership change and result in a higher effective tax rate and cash payments for income taxes.

     On or about May 5, 2006, we were notified that an additional purchaser of our equity securities had accumulated ownership of more than 5% of our outstanding equity securities. This transaction could have resulted in an ownership change under IRC Section 382. On May 12, 2006, we obtained a Bankruptcy Court order that caused the purchases by this owner above 4.9% to be void ab initio (from the beginning) and required the purchaser to sell the shares that increased its ownership to more than 4.9% and transfer the proceeds in excess of the purchase price for such shares (including commissions) to a qualified charitable organization to be designated by us. The purchaser advised us that it sold the shares required to reduce its ownership to 4.9% on May 15, 2006.

     We believe, with input from tax counsel, that it is more likely than not that the Bankruptcy Court order described above results in there not being an ownership change under IRC Section 382. We intend to seek a Private Letter Ruling from the Internal Revenue Service on this issue.

     If we are successful in emerging from Chapter 11, depending on the terms of the confirmed plan of reorganization, it is possible that the amount of our NOLs will be reduced or eliminated at that time. To the extent that any such NOLs remain, their utilization may be limited based on IRC Section 382.

     Liquidity and Capital Resources

     Our operations are conducted through our wholly-owned subsidiary, Foamex L.P. Our liquidity requirements consist primarily of the operating cash requirements of Foamex L.P.

     Foamex L.P.'s liquidity requirements consist principally of accounts receivable, inventory and accounts payable, scheduled payments of interest on outstanding indebtedness, capital expenditures and employee benefit plans. Historically, cash flow from Foamex L.P.'s operating activities, cash on hand and periodic borrowings under its credit agreements have been adequate to meet Foamex L.P.'s liquidity requirements.

     Cash and cash equivalents were $6.7 million at April 2, 2006 compared to $7.4 million at January 1, 2006. Working capital at April 2, 2006 was $14.4 million and the current ratio was 1.04 to 1 compared to working capital at January 1, 2006 of a negative $19.4 million and a current ratio of 0.95 to 1.

     Total long-term debt, including amounts subject to compromise, and revolving credit borrowings at April 2, 2006 was $696.8 million, down $45.3 million from January 1, 2006. As of April 2, 2006, there were $109.3 million of revolving credit borrowings under the DIP Revolving Credit Facility with $109.7 million available for borrowings and $18.2 million of letters of credit outstanding. Revolving credit borrowings at April 2, 2006 reflect working capital requirements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     While we believe that cash flows from Foamex L.P.'s operating activities, cash on hand and additional borrowings under the DIP Revolving Credit Facility will provide an adequate level of liquidity until we emerge from Chapter 11, there is no assurance that we will have enough cash to meet all ongoing obligations during the Chapter 11 cases.

     DIP Revolving Credit Facility

     On September 22, 2005, Foamex L.P. entered into a DIP Revolving Credit Facility with a group of lenders to provide a revolving credit facility with a maximum availability of $240.0 million. The initial borrowing under the DIP Revolving Credit Facility was used to repay outstanding obligations under a prior credit facility and interest due under a term loan. The DIP Revolving Credit Facility includes a $40.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable, inventory, equipment, and real estate. At April 2, 2006, Foamex L.P. had total available borrowings of $109.7 million and letters of credit outstanding of $18.2 million under that facility. Substantially all of the assets of Foamex L.
P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the DIP Revolving Credit Facility bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At April 2, 2006, the weighted average interest rate on borrowings was 7.84%. All borrowings under the DIP Revolving Credit Facility will mature on the earlier of March 22, 2007 or the date that we emerge from Chapter 11. The lenders under the DIP Revolving Credit Facility have agreed to provide emergence financing, subject to a number of conditions, of up to $275.0 million upon our emergence from Chapter 11. Fees and expenses that will be incurred to put the emergence financing in place are expected to be approximately $4.3 million. The DIP Revolving Credit Facility includes both a subjective acceleration clause and a lock box arrangement that requires all lock box receipts be used to repay revolving credit borrowings. Borrowings under the DIP Revolving Credit Facility are classified as current in the accompanying condensed consolidated balance sheets at April 2, 2006 and January 1, 2006.

     DIP Term Loan

     On September 22, 2005, Foamex L.P. entered into a DIP Term Loan with a group of lenders to provide an $80.0 million term loan. Proceeds from the DIP Term Loan were used to repay outstanding principal under a term loan. Borrowings under the DIP Term Loan bear interest at a rate that is either (i) 8.00% plus the greater of the Base Rate, as defined, or 6.50% or (ii) at 10.00% plus the greater of the LIBOR rate or 3.00%. At April 2, 2006, the weighted average interest rate was 14.63%. Borrowings under the DIP Term Loan are collateralized by the same collateral as the DIP Revolving Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the DIP Revolving Credit Facility and the DIP Term Loan. All borrowings under the DIP Term Loan will mature on the earlier of March 22, 2007 or the date that the Company emerges from Chapter 11. The lenders under the DIP Term Loan have agreed to provide emergence financing, subject to a number of conditions, of $80.0 million upon our emergence from Chapter 11. The DIP Term Loan may be repaid prior to maturity by paying a prepayment premium initially set at 8% and declining ratably over a 48-month period. The DIP Term Loan is classified as current in the accompanying condensed consolidated balance sheets at April 2, 2006 and January 1, 2006.

Debt Covenants

     The DIP Revolving Credit Facility and the DIP Term Loan (together, the "DIP Facilities") contain certain covenants that limit, among other things, the ability of our subsidiaries (i) to pay distributions or redeem equity interests,
(ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interests, as defined, (iv) to merge, consolidate or sell all or substantially all assets, or (v) to enter into certain transactions with affiliates or related persons. In addition, the DIP Facilities contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holders. Under the most restrictive of the distribution restrictions, we could be paid by our subsidiaries, as of April 2, 2006, funds only to the extent to enable us to meet our tax payment liabilities, subject to Bankruptcy Court approval if such

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

payments constitute prepetition liabilities, and our normal operating expenses of up to $2.3 million during the term of the DIP Facilities, so long as no default or event of default has occurred.

     Under the DIP Facilities, we are subject to covenants, including an EBITDA, as defined, covenant beginning with the one month period ended October 30, 2005, a cumulative net cash flow, as defined, covenant beginning with the two month period ending December 4, 2005, and a capital expenditure restriction for 12 month rolling periods beginning October 3, 2005. The cumulative EBITDA and net cash flow covenants will include an increasing number of months until they reach 12 months ending on October 1, 2006 and then will be the trailing 12 months thereafter through February 2007. We are in compliance with the EBITDA, cumulative cash flow and capital expenditure covenants for the six months ended April 2, 2006. The DIP facilities also limit expenditures for certain prepetition and post petition liabilities, as defined, subject to Bankruptcy Court approval.

     We anticipate contributing approximately $16.0 million to our pension plans in 2006 with $2.1 million contributed during the quarter ended April 2, 2006. Actuarial valuations are in process for fiscal 2006 that will determine the actual funding requirements.

     Cash Flow from Operating Activities

     Cash provided by operating activities was $47.5 million in the quarter ended April 2, 2006 compared to cash used by operating activities of $26.8 million for the quarter ended April 3, 2005, an increase of $74.3 million. Net income adjusted for noncash charges increased by $27.1 million in the 2006 period compared to the 2005 period. In addition, cash payments for interest were $20.7 million less in the 2006 period than in the 2005 period, receivables increased less in 2006 as a result of better collections due to a more even distribution of revenues and payables increased more in 2006 than in 2005 as we regained historical vendor payment terms.

     Cash Flow from Investing Activities

     Investing activities used $2.1 million for the quarter ended April 2, 2006. Cash requirements included capital expenditures of $1.3 million and capitalized software development costs of $1.0 million. In the quarter ended April 3, 2005, cash used by investing activities was $1.7 million, which consisted of capital expenditures of $1.1 million and capitalized software development costs of $0.5 million. The estimated capital expenditures and software development costs for the full year 2006 are expected to be approximately $8 to $12 million and approximately $9 million, respectively.

     Cash Flow from Financing Activities

     Cash used by financing activities was $46.1 million for the quarter ended April 2, 2006 and consisted principally of repayments of revolving loans. Cash provided by financing activities in 2005 was $28.2 million including borrowings under the former credit facility.

     Contractual Obligations

     During the quarter ended April 2, 2006, there were no material changes in our contractual obligations outside of the ordinary course of business.

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded in connection with environmental matters as of April 2, 2006 was $2.1 million. Although it is possible that new information or future developments could require us to reassess our potential exposure to all pending environmental matters, including those described in Note 13 to our condensed consolidated financial statements, we believe that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on our operations, financial position, capital expenditures or competitive position.

     Market Risk

     Our debt securities with variable interest rates are subject to market risk for changes in interest rates. On April 2, 2006, indebtedness with variable interest rates aggregated $195.3 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $2.0 million.

     The principal chemicals used in the manufacturing of flexible polyurethane foam are toluene diisocyanate, or "TDI" and polyol. The prices of TDI and polyol are influenced by demand, manufacturing capacity and oil and natural gas prices. Historically, the prices of raw materials have been cyclical and volatile and our principal suppliers of raw materials used in the manufacturing of flexible polyurethane foam have significantly increased the price of raw materials several times over the past several years. We attempt to offset raw material price increases through selling price increases and manufacturing process efficiencies, but have been only partially successful in doing so. We were able to substantially increase selling prices to customers in the fourth quarter of 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See the "Market Risk" section under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The Chief Executive Officer and Principal Financial Officer concluded that, our disclosure controls and procedures as of the end of the period covered by this report were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

(b)  Changes in Internal Control over Financial Reporting

     After review by and consultation with our external auditors, we recorded two adjustments to the amount of restructuring charges in the quarter ended April 2, 2006. These adjustments decreased the amount of restructuring charges and increased net income by an aggregate of approximately $2.7 million ($.10 per diluted share). These adjustments resulted from an initial misapplication of generally accepted accounting principles to the accounting for termination and pension benefits related to the closing of our Toronto, Canada facility. We have been addressing, and intend to continue to address, the upgrading of our accounting department through the hiring of additional qualified personnel.

     No change in our internal control over financial reporting occurred during the quarter ended April 2, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information.

Item 1.   Legal Proceedings.

          Reference is made to the description of the legal proceedings contained in the Company's Annual Report on Form 10-K for the year ended January 1, 2006. The information from Note 13 to the condensed consolidated financial statements is incorporated herein by reference.

Item 6.   Exhibits.

4.15.12(a) Amendment No. 1 to Debtor-in-Possession Credit Agreement, dated as of
           January 31, 2006, among Foamex L.P., as Borrower, the affiliates of Borrower party thereto, the lenders party thereto, and Bank of America, N.A. as Administrative Agent.
4.15.13(a) Amendment No. 2 to Debtor-in-Possession Credit Agreement,
           dated as of April 28, 2006, among Foamex L.P., as Borrower, the affiliates of Borrower party thereto, the lenders party thereto, and Bank of America, N.A., as Administrative Agent.
4.15.14(b) Consent under Debtor-in-Possession Credit Agreement, dated as of May 12, 2006, among Foamex L.P., as Borrower, the affiliates of the Borrower party thereto, the lending institutions party thereto and Bank of America, N.A., as Administrative Agent.
4.16.11(a) Amendment No. 1 to Debtor-in-Possession Credit Agreement,
           dated as of April 28, 2006, among Foamex L.P., as Borrower, the affiliates of Borrower party thereto, the lenders party thereto, and Silver Point Finance, LLC, as Administrative Agent.
4.16.12(b) Amendment No. 2 to Debtor-in-Possession Credit Agreement, dated as of
           May 12, 2006, among Foamex L.P., as Borrower, the affiliates of the Borrower party thereto, the lenders party thereto and Silver Point Finance, LLC, as Administrative Agent.
31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2* Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1* Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2* Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*    Filed herewith.

(a) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex L.P. for the quarterly period ended April 2, 2006.
(b) Incorporated herein by reference to the Exhibit to the Form 8-K of Foamex L.P. filed on May 18, 2006.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               FOAMEX INTERNATIONAL INC.

Date:  June 14, 2006           By:      /s/ Gregory J. Christian
                                        ---------------------------------------
                               Name:    Gregory J. Christian
                               Title:   Executive Vice President and General
                                        Counsel
                                        (Duly Authorized Officer)


                               FOAMEX INTERNATIONAL INC.

Date:  June 14, 2006           By:      /s/ Robert S. Graham, Jr.
                                        ---------------------------------------
                               Name:    Robert S. Graham, Jr.
                               Title:   Principal Financial Officer