Form 10-Q
period 2006-07-02
FOAMEX INTERNATIONAL INC
filed 2006-09-05
CIK 912908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 2, 2006

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES        NO  X
    -----    -----

The number of shares of the registrant's common stock outstanding as of August 25, 2006 was 24,564,062.

                            FOAMEX INTERNATIONAL INC.

                                      INDEX

                                                                                                               Page
Part I.  Financial Information

         Item 1.  Financial Statements (unaudited).
              Condensed Consolidated Statements of Operations - Quarters and Two Quarters Ended
                July 2, 2006 and July 3, 2005                                                                    3

              Condensed Consolidated Balance Sheets as of July 2, 2006 and
                January 1, 2006                                                                                  4

              Condensed Consolidated Statements of Cash Flows - Two Quarters Ended
                July 2, 2006 and July 3, 2005                                                                    5

              Notes to Condensed Consolidated Financial Statements                                               6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.                                                                                23

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                   32

         Item 4.  Controls and Procedures.                                                                      33

Part II. Other Information

         Item 1.  Legal Proceedings.                                                                            34

         Item 6.  Exhibits.                                                                                     34

Signatures                                                                                                       35

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                 Quarters Ended              Two Quarters Ended
                                                            ------------------------       -----------------------
                                                              July 2,        July 3,        July 2,        July 3,
                                                               2006           2005           2006           2005
                                                            ---------       --------       --------       --------
                                                                   (thousands, except per share amounts)
NET SALES                                                    $344,899       $307,218       $710,846       $633,068

COST OF GOODS SOLD (including asset impairment charges
   of $1,505 in the 2006 periods and $7,000
   in the 2005 periods)                                       297,545        292,762        602,376        590,230
                                                             --------       --------       --------       --------

GROSS PROFIT                                                   47,354         14,456        108,470         42,838

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                     18,657         21,276         38,585         38,888

GAIN ON SALE OF ASSETS                                             81         29,748            433         29,748

RESTRUCTURING CHARGES                                             583            711          5,380            711

GOODWILL IMPAIRMENT CHARGES                                         -         17,000              -         17,000
                                                             --------       --------       --------       --------

INCOME FROM OPERATIONS                                         28,195          5,217         64,938         15,987

INTEREST AND DEBT ISSUANCE EXPENSE                            (36,728)       (20,320)       (52,940)       (40,260)

INCOME FROM EQUITY INTEREST IN JOINT
     VENTURES                                                     669            198          1,579            529

OTHER INCOME (EXPENSE), NET                                      (575)           165         (1,112)          (817)

REORGANIZATION ITEMS, NET                                      (5,135)             -         (9,239)             -
                                                             --------       --------       --------       --------

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES                                (13,574)       (14,740)         3,226        (24,561)

BENEFIT FOR INCOME TAXES                                         (328)        (1,576)          (578)        (1,610)
                                                             --------       --------       --------       --------

INCOME (LOSS) FROM CONTINUING
   OPERATIONS                                                 (13,246)       (13,164)         3,804        (22,951)

LOSS FROM DISCONTINUED OPERATIONS                                   -         (1,502)             -         (2,569)
                                                             --------       --------       --------       --------

NET INCOME (LOSS)                                            $(13,246)      $(14,666)      $  3,804       $(25,520)
                                                             ========       ========       ========       ========

INCOME (LOSS) PER SHARE - BASIC:
    INCOME (LOSS) FROM CONTINUING
        OPERATIONS                                           $  (0.54)      $  (0.54)      $   0.16       $  (0.94)
    LOSS FROM DISCONTINUED OPERATIONS                               -          (0.06)             -          (0.10)
                                                             --------       --------       --------       --------
    NET INCOME (LOSS)                                        $  (0.54)      $  (0.60)      $   0.16       $   (1.04)
                                                             ========       ========       ========       ========
    WEIGHTED AVERAGE SHARES                                    24,512         24,510         24,511         24,508
                                                             ========       ========       ========       ========

INCOME (LOSS) PER SHARE - DILUTED:
    INCOME (LOSS) FROM CONTINUING OPERATIONS                 $  (0.54)      $  (0.54)      $   0.15       $  (0.94)
    LOSS FROM DISCONTINUED OPERATIONS                               -          (0.06)             -          (0.10)
                                                             --------       --------       --------       --------
    NET INCOME (LOSS)                                        $  (0.54)      $  (0.60)      $   0.15       $  (1.04)
                                                             ========       ========       ========       ========
    WEIGHTED AVERAGE SHARES                                    24,512         24,510         26,140         24,508
                                                             ========       ========       ========       ========

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                               July 2, 2006      January 1, 2006
ASSETS                                                                         ------------      ---------------
CURRENT ASSETS                                                                  (thousands, except share data)
   Cash and cash equivalents                                                      $   5,599          $   7,418
   Accounts receivable, net of allowances of $14,269 and $13,802                    196,778            197,896
   Inventories                                                                      107,481            112,142
   Other current assets                                                              24,217             24,427
                                                                                  ---------          ---------
       Total current assets                                                         334,075            341,883

Property, plant and equipment                                                       359,208            370,212
Less accumulated depreciation                                                      (252,153)          (256,979)
                                                                                  ---------          ---------
   NET PROPERTY, PLANT AND EQUIPMENT                                                107,055            113,233

GOODWILL                                                                             88,911             88,803

DEBT ISSUANCE COSTS, net of accumulated amortization of $10,542
   and $7,205                                                                         3,450              6,667

SOFTWARE COSTS, net of accumulated amortization of $9,931
   and $8,388                                                                         9,122              8,691

INVESTMENT IN AND ADVANCES TO AFFILIATES                                             18,931             17,191

OTHER ASSETS                                                                         25,966             24,852
                                                                                  ---------          ---------

TOTAL ASSETS                                                                      $ 587,510          $ 601,320
                                                                                  =========          =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Revolving credit borrowings                                                    $  72,186          $ 154,566
   Current portion of long-term debt                                                 86,225             86,238
   Accounts payable                                                                  97,358             65,433
   Accrued employee compensation and benefits                                        17,443             14,937
   Accrued interest                                                                   4,075              2,049
   Accrued customer rebates                                                          11,297             11,239
   Cash overdrafts                                                                    6,616              8,577
   Other accrued liabilities                                                         21,217             18,250
                                                                                  ---------          ---------
       Total current liabilities                                                    316,417            361,289

LONG-TERM DEBT                                                                          269                366
ACCRUED EMPLOYEE BENEFITS                                                            18,056             13,724
OTHER LIABILITIES                                                                     9,190              5,690
LIABILITIES SUBJECT TO COMPROMISE                                                   656,226            635,965
                                                                                  ---------          ---------
       Total liabilities                                                          1,000,158          1,017,034

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Preferred Stock, par value $1.00 per share:
     Authorized 5,000,000 shares
     Issued 15,000 shares - Series B                                                     15                 15
   Common Stock, par value $.01 per share:
     Authorized 50,000,000 shares
     Issued 28,032,062 and 27,998,728 shares, respectively                              280                280
   Additional paid-in capital                                                       103,291            102,555
   Accumulated deficit                                                             (441,105)          (444,909)
   Accumulated other comprehensive loss                                             (38,128)           (36,654)
   Common stock held in treasury, at cost:
     3,489,000 shares                                                               (27,780)           (27,780)
   Shareholder note receivable                                                       (9,221)            (9,221)
                                                                                  ---------          ---------
       Total stockholders' deficiency                                              (412,648)          (415,714)
                                                                                  ---------          ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                    $ 587,510          $ 601,320
                                                                                  =========          =========

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                       Two Quarters Ended
                                                                                   ------------------------
                                                                                   July 2,          July 3,
                                                                                     2006            2005
                                                                                   -------         --------
                                                                                         (thousands)
OPERATING ACTIVITIES
   Net income (loss)                                                               $ 3,804         $(25,520)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities:
     Loss from discontinued operations                                                   -            2,569
     Depreciation and amortization                                                   9,449           10,644
     Impairment charges                                                              1,505           24,000
     Amortization of debt issuance costs, debt premium
       and debt discount                                                             3,337            1,510
     Gain on sale of assets                                                           (433)         (29,748)
     Other operating activities                                                      7,567              714
     Changes in operating assets and liabilities, net                               71,133          (15,224)
                                                                                   -------         --------

         Net cash provided by (used for) operating activities
           before discontinued operations and reorganization items                  96,362          (31,055)
         Cash used for discontinued operations                                           -           (2,421)
         Cash used for reorganization items                                         (8,428)               -
                                                                                   -------         --------
         Net cash provided by (used for) operating activities                       87,934          (33,476)
                                                                                   -------         --------

INVESTING ACTIVITIES
   Capital expenditures                                                             (3,640)          (2,245)
   Proceeds from sale of assets                                                        431           38,939
   Other investing activities                                                       (1,971)            (724)
                                                                                   -------         --------

         Net cash provided by (used for) investing activities                       (5,180)          35,970
                                                                                   -------         --------

FINANCING ACTIVITIES
   Proceeds from (repayments of) revolving loans, net                              (82,380)             286
   Repayments of long-term debt                                                       (161)          (4,527)
   Increase (decrease) in cash overdrafts                                           (1,961)           2,715
   Debt issuance costs                                                                (120)          (1,250)
   Other financing activities                                                           49               17
                                                                                   -------         --------

         Net cash used for financing activities                                    (84,573)          (2,759)
                                                                                   -------         --------

Net decrease in cash and cash equivalents                                           (1,819)            (265)

Cash and cash equivalents at beginning of period                                     7,418            5,351
                                                                                   -------         --------

Cash and cash equivalents at end of period                                         $ 5,599         $  5,086
                                                                                   =======         ========

Supplemental Information:
   Cash paid for interest                                                          $10,772         $ 39,798
                                                                                   =======         ========

   Cash paid for income taxes                                                      $   560         $    242
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

     On November 17, 2005, the Bankruptcy Court approved a motion authorizing a key executive retention program (the "KERP"). The KERP pertained to 77 individuals who may receive cash distributions aggregating up to $3.2 million. In addition, certain participants, at the discretion of the Board of Directors of the reorganized Foamex, may receive additional distributions aggregating up to $0.4 million in cash or in common stock of the reorganized Foamex, at a price per share that reflects the value of the equity on the effective date of the plan of reorganization. Distributions under the KERP are generally to be made on or around certain milestone dates during the Chapter 11 cases and on and subsequent to the effective date of the plan of reorganization. Cash distributions pursuant to the KERP, aggregating $0.4 million, were paid in December 2005 and additional amounts aggregating $1.1 million have been paid in February and March 2006. The common stock distributions, if any, will be made at the six month and one year anniversaries of the effective date of the plan of reorganization. The KERP also includes an additional $0.5 million discretionary cash pool to address specific employment matters and unanticipated needs that may arise during the Chapter 11 cases.

     The Company has notified all known or potential creditors of the Chapter 11 filings for the purposes of identifying and quantifying all prepetition claims. The Chapter 11 filings triggered defaults on substantially all debt and lease obligations. Subject to certain exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to September 19, 2005. On October 18, 2005, the Bankruptcy Court entered an order (the "Bar Date Order") requiring any person or entity holding or asserting a prepetition claim(s) against the Debtors to file a written proof of claim with the Debtors' claims processing agent on or before December 8, 2005 (the "Bar Date"), and, for Governmental Units (as defined in the Bankruptcy Code) holding a prepetition claim(s) against the Debtors' on or before March 20, 2006. With certain enumerated exceptions, the Bar Date Order further provides that any person or entity which fails to timely file a proof of claim will, among other things, be forever barred, estopped and enjoined from asserting a prepetition claim against the Debtors.

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

     To exit Chapter 11, the Company must obtain confirmation by the Bankruptcy Court of a Chapter 11 plan. On December 23, 2005, the Company filed a Disclosure Statement and Proposed Plan of Reorganization (the "Original Plan") with the Bankruptcy Court. The Original Plan was designed to complete a financial restructuring of the Company which would have resulted in a reduction of approximately $500 million of total debt from prepetition amounts, largely through the conversion of the Senior Secured Notes into 100% of the new common stock of the reorganized Company, subject to dilution, and the issuance of warrants to holders of Senior Subordinated Notes. The Original Plan was supported by an ad hoc committee of the Company's Senior Secured Noteholders that at the time the Original Plan was filed was comprised of holders of more than 50% of the outstanding principal amount of Senior Secured Notes.

     The Company has revised its business plan in light of its improved financial performance and has determined that the financial projections underlying the Original Plan are no longer valid and that the Original Plan should be substantially revised. The Company is in the process of negotiating exit financial commitments from a group of banks and certain of its equity holders to fund the Company's emergence from Chapter 11 under an amended plan of reorganization. The Bankruptcy Court has approved an extension through September 14, 2006 of the period during which the Company has the exclusive right to file a plan of reorganization. The Company will seek a further extension(s) of its exclusive period, if necessary.

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

     New Accounting Standard

     In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Tax
positions  must  meet  a  more-likely-than-not   recognition  threshold  at  the
effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions accounted for under SFAS No. 109 upon initial adoption. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its consolidated financial statements.

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

     Liabilities subject to compromise at July 2, 2006 and January 1, 2006 consist of the following:

                                                      July 2,   January 1,
                                                       2006        2006
                                                     --------   ----------
     Debt:                                              (thousands)
       10 3/4% Senior Secured Notes                  $300,000    $300,000
       9 7/8% Senior Subordinated Notes               148,500     148,500
       13 1/2% Senior Subordinated Notes               51,585      51,585
       Other debt                                         850         850
                                                     --------    --------
     Total debt                                       500,935     500,935
     Employee benefit plans                            56,034      56,060
     Accounts payable                                  21,674      37,395
     Accrued interest on liabilities
        subject to compromise                          70,006      33,201
     Accrued liabilities and other                      7,577       8,374
                                                     --------    --------
                                                     $656,226    $635,965
                                                     ========    ========

     The Debtors have incurred certain professional fees other expenses directly associated with the bankruptcy cases. Such costs are classified as reorganization items, net in the accompanying condensed consolidated statement of operations for the quarter and two quarters ended July 2, 2006 and aggregated $5.1 million and $9.2 million, respectively.

     Pursuant to the Bankruptcy Code, the Debtors have filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of September 19, 2005. On October 24, 2005, the Debtors mailed proof of claim forms to, among others, current and prior employees, known creditors, vendors and other parties with whom the Debtors have previously conducted business. To the extent the recipients disagree with the claim amounts or priorities set forth on the Debtors' schedules, the recipient must have filed a proof of claim in a different amount or priority with the Debtors' claim agent, Bankruptcy Services, LLC. Differences between the amounts and/or priorities scheduled by the Debtors and claims filed by creditors have been and will continue to be investigated and resolved as part of the bankruptcy proceedings. If necessary, the Bankruptcy Court ultimately will determine liability amounts and priorities that will be allowed for these claims. The resolution of such claims could result in a material adjustment to the Company's financial statements.

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

                   Debtors' Condensed Combined Balance Sheets
                             (thousands - unaudited)

                                                                         July 2,           January 1,
                                                                          2006                2006
                                                                        --------           ---------
     ASSETS
     Current Assets:
       Cash and cash equivalents                                        $  2,444           $   4,839
       Accounts receivable, net                                          185,615             184,608
       Inventories                                                       102,757             105,903
       Other current assets                                               25,412              27,103
                                                                        --------           ---------
           Total current assets                                          316,228             322,453

     Property, plant and equipment, net                                   95,379              99,830
     Other assets, net                                                   161,829             166,750
                                                                        --------           ---------
     Total assets                                                       $573,436           $ 589,033
                                                                        ========           =========

     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
     Current Liabilities Not Subject
     to Compromise:
       Current maturities of long-term debt and
           revolving credit borrowings                                  $158,411           $ 240,780
       Accounts payable                                                   92,762              58,802
       Accrued liabilities                                                51,622              49,526
                                                                        --------           ---------
           Total current liabilities                                     302,795             349,108

     Liabilities subject to compromise                                   656,226             635,965

     Non-Current Liabilities Not Subject to Compromise:
       Long-term debt, net of current maturities                             269                 340
       Other noncurrent liabilities                                       26,794              19,334
                                                                        --------           ---------
           Total liabilities                                             986,084           1,004,747

     Total stockholders' deficiency                                     (412,648)           (415,714)
                                                                        --------           ---------
     Total liabilities and stockholders' deficiency                     $573,436           $ 589,033
                                                                        ========           =========

                  FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.   DEBTORS' FINANCIAL STATEMENTS (continued)

              Debtors' Condensed Combined Statements of Operations
                   Quarter and Two Quarters Ended July 2, 2006
                             (thousands - unaudited)

                                                                                      Quarter        Two Quarters
                                                                                      --------       ------------
     Net sales                                                                        $329,094         $677,220
     Cost of goods sold                                                                282,034          570,946
                                                                                      --------         --------
       Gross profit                                                                     47,060          106,274
     Selling, general and administrative expenses                                       17,418           35,846
     Restructuring charges and other                                                       220              538
                                                                                      --------         --------
       Income from operations                                                           29,422           69,890
     Interest and debt issuance expense                                                (36,726)         (52,927)
     Reorganization items, net                                                          (5,003)          (9,073)
     Other                                                                                  (1)              22
                                                                                      --------         --------
       Income (loss) before income taxes and
         equity in loss of non-debtor subsidiaries                                     (12,308)           7,912
     Provision (benefit) for income taxes                                                 (460)             157
                                                                                      --------         --------
       Income (loss) before equity in loss of non-debtor subsidiaries                  (11,848)           7,755
     Equity in loss of non-debtor subsidiaries                                          (1,398)          (3,951)
                                                                                      --------         --------
     Net income (loss)                                                                $(13,246)        $  3,804
                                                                                      ========         ========

               Debtors' Condensed Combined Statement of Cash Flows
                         Two Quarters Ended July 2, 2006
                             (thousands - unaudited)

     OPERATING ACTIVITIES:
     Net income                                                         $ 3,804
     Adjustments required to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                      8,089
       Reorganization items                                               9,073
       Change in working capital and other operating items               66,191
                                                                        -------
        Net cash provided by operating activities                        87,157
                                                                        -------

     INVESTING ACTIVITIES:
     Capital expenditures                                                (3,490)
     Proceeds from sales of assets                                          431
     Other                                                               (1,971)
                                                                        -------
        Net cash used for investing activities                           (5,030)
                                                                        -------

     FINANCING ACTIVITIES:
     Repayments of revolving loans                                      (82,380)
     Other                                                               (2,142)
                                                                        -------
        Net cash used for financing activities                          (84,522)
                                                                        -------

     NET DECREASE IN CASH AND CASH EQUIVALENTS                           (2,395)

     CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       4,839
                                                                        -------

     CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 2,444
                                                                        =======

                  FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


4.   EARNINGS (LOSS) PER SHARE

     The following table shows the amounts used in computing earnings (loss) from continuing operations per share.

                                                           Quarters Ended                Two Quarters Ended
                                                       ----------------------          ----------------------
                                                        July 2,       July 3,          July 2,        July 3,
                                                         2006           2005            2006            2005
                                                       --------       -------          -------        -------
                                                            (thousands, except per share amounts)
     Basic:
       Income (loss) from continuing operations        $(13,246)      $(13,164)         $3,804        $(22,951)
                                                       ========       ========          ======        ========

       Weighted average common shares
         outstanding                                     24,512         24,510          24,511          24,508
                                                       ========       ========          ======        ========

       Income (loss) from continuing operations
         per share                                     $  (0.54)      $  (0.54)         $ 0.16        $  (0.94)
                                                       ========       ========          ======        ========
     Diluted:
       Income (loss) from continuing operations        $(13,246)      $(13,164)         $3,804        $(22,951)
                                                       ========       ========          ======        ========

       Weighted average common shares
         outstanding                                     24,512         24,510          24,511          24,508

       Incremental shares resulting from (a)
         Stock options                                        -              -             129               -
         Convertible preferred stock                          -              -           1,500               -
                                                       --------       --------          ------        --------

       Adjusted weighted average shares                  24,512         24,510          26,140          24,508
                                                       ========       ========          ======        ========

       Income (loss) from continuing operations
       per share                                       $  (0.54)      $  (0.54)         $ 0.15        $ (0.94)
                                                       ========       ========          ======        =======

(a) There is no dilution resulting from potential incremental shares in the quarter ended July 2, 2006 because the Company has a net loss and inclusion of potential incremental shares would be antidilutive. In the quarter and two quarters ended July 2, 2006, the exercise prices of 2,010,101 outstanding options to purchase common stock at July 2, 2006 were greater than the average market price. There is no dilution resulting from potential incremental shares in the quarter and two quarters ended July 3, 2005 because the Company had a net loss and the inclusion of potential incremental shares would be antidilutive. For the quarter and two quarters ended July 3, 2005, potential incremental shares included options to purchase shares of common stock (3,811,308 shares at July 3, 2005) and Series B Preferred Stock convertible into 1,500,000 shares of common stock.

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

                                                              Quarters Ended             Two Quarters Ended
                                                        --------------------------    ------------------------
                                                         July 2,        July 3,        July 2,        July 3,
                                                        2006 (a)       2005 (a)       2006 (a)        2005 (a)
                                                        ---------      --------       --------       --------
                                                                        (thousands, except per share amounts)
     Net earning (loss) as reported                     $(13,246)      $(14,666)       $3,804        $(25,520)
     Add:  Stock-based employee compensation
         expense included in reported net
         loss, net of tax provision (benefit)                330              6           686               6
     Deduct:  Stock-based employee compensation
         expense determined under the fair value
         based method, net of tax benefit                   (330)          (445)         (686)           (856)
                                                        --------       --------        ------        --------
     Net earnings (loss) proforma                       $(13,246)      $(15,105)       $3,804        $(26,370)
                                                        ========       ========        ======        ========

     Basic earnings (loss) per share
         As reported                                    $  (0.54)      $  (0.60)       $ 0.16        $  (1.04)
                                                        ========       ========        ======        ========
         Proforma                                       $  (0.54)      $  (0.62)       $ 0.16        $  (1.08)
                                                        ========       ========        ======        ========

     Diluted earnings (loss) per share
         As reported                                    $  (0.54)      $  (0.60)       $ 0.15        $  (1.04)
                                                        ========       ========        ======        ========
         Proforma                                       $  (0.54)      $  (0.62)       $ 0.15        $  (1.08)
                                                        ========       ========        ======        ========

     (a) For 2006 and 2005 there were no tax benefits due to the establishment of a valuation allowance on U.S. deferred tax assets.

Stock Option Plans

     The Foamex International Inc. 2002 Stock Award Plan, as amended (the "2002 Stock Award Plan") provides for the issuance of nonqualified and incentive stock options for common stock of the Company. Eligibility extends to employees, directors and consultants of the Company, including its subsidiaries and affiliates. At the Annual Meeting of Stockholders on May 25, 2004, stockholders approved an increase in the number of shares reserved for issuance under the 2002 Stock Award Plan by 2,500,000. As of January 1, 2006, 4,600,000 shares of the Company's common stock were reserved for issuance under the 2002 Stock Award Plan.

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

     The following table includes the activity for the first two quarters of 2006 and does not assume any potential changes to the common stock and related stock options of the Company related to emergence from bankruptcy.

                                                                  First Two Quarters of 2006
                                                -----------------------------------------------------------
                                                                               Weighted
                                                              Weighted         Average
                                                              Average          Remaining         Aggregate
                                                              Exercise         Contractual       Instrinsic
                                                  Shares       Price              Term             Value
                                                 ---------    --------         -----------       ----------
                                                                                                 (thousands)
     Outstanding at beginning of period          3,620,767     $4.30
     Granted                                             -     $   -
     Exercised (a)                                 (33,334)    $1.50
     Forfeited/expired                            (861,248)    $3.43
                                                 ---------

     Outstanding at end of period                2,726,185     $4.61            3.0 years           $490
                                                 =========                                          ====

     Exercisable at end of period                1,837,395     $5.18            2.5 years           $217
                                                 =========                                          ====

(a) Aggregate intrinsic value and proceeds from options exercised were not material.

     Total unrecognized compensation cost related to unvested stock option awards was $0.6 million at July 2, 2006 and is expected to be recognized over a weighted-average period of 1.6 years.

6.   GAIN ON SALE OF ASSETS

     On April 29, 2005, the Company sold its rubber and felt carpet cushion businesses consisting principally of property, plant and equipment located at Gape Girardeau, MO and Newton, NC, inventories, and related goodwill to Leggett & Platt, Incorporated for net cash proceeds of $38.7 million. The property, plant and equipment, inventories and related goodwill had carrying values of $3.2 million, $2.8 million and $2.5 million, respectively. The net gain of $29.7 million, on which there is no tax impact, has been reflected on the accompanying condensed consolidated statement of operations for the quarter and two quarters ended July 3, 2005.

7.   RESTRUCTURING CHARGES

     The   following   table  sets  forth  the   components   of  the  Company's
restructuring accruals and activity for the quarter and two quarters ended July 2, 2006:

                                                  Plant Closure      Personnel
                                    Total           and Leases       Reductions
                                    -----         -------------      ----------
                                                    (millions)
     Balance at April 3, 2006        $5.1             $0.6               $4.5
     Restructuring charges            0.6              0.4                0.2
     Cash spending                   (1.9)            (0.5)              (1.4)
                                     ----             ----               ----
     Balance at July 2, 2006         $3.8             $0.5               $3.3
                                     ====             ====               ====

     Balance at January 2, 2006      $1.0             $0.6               $0.4
     Restructuring charges            5.4              0.8                4.6
     Cash spending                   (2.6)            (0.9)              (1.7)
                                     ----             ----               ----
     Balance at July 2, 2006         $3.8             $0.5               $3.3
                                     ====             ====               ====

                  FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.   RESTRUCTURING CHARGES (continued)

     Restructuring charges include $0.3 million and $4.4 million in the quarter and two quarters ended July 2, 2006, respectively, relating to the closure of two manufacturing facilities, including a foam pouring facility, located in Toronto, Canada. The provision includes severance required for a total workforce of approximately 177 employees.

     The restructuring charges also include $0.2 million and $0.5 million in the quarter and two quarters ended July 2, 2006, respectively, of severance for 78 employees at the Company's foam pouring facility in Orlando, Florida where foam production ceased in the second quarter. The remaining restructuring charge of $0.5 million in the two quarters relates principally to facilities that produced consumer products.

8.   IMPAIRMENT CHARGES

     In the quarter ended July 2, 2006, the Company recorded asset impairment charges for production facilities located in the United States and Canada aggregating $1.5 million. These impairment charges are included in cost of goods sold in the accompanying condensed consolidated statements of operations.

     In the quarter ended July 3, 2005, the Company recorded asset impairment charges for property plant and equipment at certain production facilities aggregating $7.0 million. These impairment charges are included in cost of goods sold in the accompanying condensed consolidated statements of operations.

     Also in the quarter ended July 3, 2005, the Company recorded an impairment charge of $17.0 million for its Automotive Products goodwill. The remaining Automotive Products goodwill was fully impaired in the third quarter of 2005 upon completion of the second step of the goodwill impairment test required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

9.   DISCONTINUED OPERATIONS

     In late 2005, the Company closed its three plants that comprised its consumer products group which was a component of an entity as described in Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The Company did not report the operations of the consumer products group as a discontinued operation in 2005 because it expected to have significant continuing cash flows from sales of consumer products, as defined in paragraph 42 of SFAS No. 144 and interpreted by EITF 03-13, "Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations."

     During the quarter ended July 2, 2006, the Company had lower sales than anticipated from consumer products due to the loss of certain customers. In addition, the Company is no longer pursuing certain new customers. The Company has reclassified its statement of operations for the quarter and two quarters ended July 3, 2005 to reflect the consumer products group as discontinued operations. The activities of the consumer products group are not material in 2006 as it is now expected that sales for the year will be less than $2.0 million and results of operations will not be significant.

     Results for the consumer products group for the quarter and two quarters ended July 3, 2005 were:

                                  Quarter                   Two Quarters
                                  -------                   ------------
                              (thousands of dollars, except per share amounts)
     Net Sales                    $ 9,993                    $16,813
     Gross Profit                 $  (858)                   $(1,514)
     Net loss                     $(1,502)                   $(2,569)
     Net loss per share           $ (0.06)                   $ (0.10)

                  FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.  INVENTORIES

     The components of inventories are listed below.

                                           July 2,              January 1,
                                            2006                   2006
                                          --------              ---------
                                                   (thousands)
     Raw materials and supplies           $ 69,450              $ 74,886
     Work-in-process                        22,819                22,657
     Finished goods                         15,212                14,599
                                          --------              --------
       Total                              $107,481              $112,142
                                          ========              ========

11.  REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT

     The components of revolving credit borrowings and long-term debt are listed below.

                                           July 2,              January 1,
                                            2006                   2006
                                          --------              ---------
                                                   (thousands)
     Revolving credit borrowings (1)      $72,186               $154,566
                                          =======               ========

     DIP Term Loan (1)                    $80,000               $ 80,000
     Industrial revenue bonds (2)           6,000                  6,000
     Other                                    494                    604
                                          -------               --------
                                           86,494                 86,604

     Less current portion                  86,225                 86,238
                                          -------               --------

     Long-term debt                       $   269               $    366
                                          =======               ========

(1) Subsidiary debt of Foamex L.P., guaranteed by the Company, FMXI, Inc. and Foamex Canada.
(2)  Subsidiary debt of Foamex L.P.

DIP Revolving Credit Facility

     On September 22, 2005, Foamex L.P. entered into a Debtor-in-Possession Credit Agreement (the "DIP Revolving Credit Facility") with a group of lenders to provide a revolving credit facility with a maximum availability of $240.0 million. The initial borrowing under the DIP Revolving Credit Facility was used to repay outstanding obligations under a prior credit facility and interest due under a term loan. The DIP Revolving Credit Facility includes a $40.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable, inventory, equipment, and real estate. At July 2, 2006 and January 1, 2006, Foamex L.P. had total available borrowings of $130.7 million and $53.6 million, respectively, and letters of credit outstanding of $18.2 million under the facility. Substantially all of the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the DIP Revolving Credit Facility, as amended, bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At July 2, 2006 and January 1, 2006, the weighted average interest rates on borrowings were 7.26% and 7.42%, respectively. Margins were reduced under Amendments to the DIP Revolving Credit Facility. All borrowings under the DIP Revolving Credit Facility will mature on the earlier of March 22, 2007 or the date that the Company emerges from Chapter
11. The lenders under the DIP Revolving Credit Facility have agreed to provide emergence financing, subject to a number of conditions, of up to $275.0 million upon the Company's emergence from Chapter 11. The DIP Revolving Credit Facility includes both a subjective acceleration clause and a lock box arrangement that requires all lock box receipts be used to repay revolving credit borrowings. Borrowings under the DIP Revolving Credit Facility are classified as current in the accompanying condensed consolidated balance sheets at July 2, 2006 and January 1, 2006.

                  FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


11.  REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT (continued)

DIP Term Loan

     On September 22, 2005, Foamex L.P. entered into a Debtor-in-Possession Credit Agreement (the "DIP Term Loan") with a group of lenders to provide an $80.0 million term loan. Proceeds from the DIP Term Loan were used to repay outstanding principal under a prior term loan. Borrowings under the DIP Term Loan, as amended, bear interest at a rate that is either (i) 3.375% plus the greater of the Base Rate, as defined, or 6.50% or (ii) at 5.375% plus the greater of the LIBOR rate or 3.00%. At July 2, 2006 and January 1, 2006, the weighted average interest rates were 10.49% and 14.29%, respectively. Margins were reduced under an amendment to the DIP Term Loan effective May 12, 2006. Borrowings under the DIP Term Loan are collateralized by the same collateral as the DIP Revolving Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the DIP Revolving Credit Facility and the DIP Term Loan. All borrowings under the DIP Term Loan will mature on the earlier of March 22, 2007 or the date that the Company emerges from Chapter 11. The lenders under the DIP Term Loan have agreed to provide emergence financing, subject to a number of conditions, of $80.0 million upon the Company's emergence from Chapter 11. The DIP Term Loan may be repaid prior to maturity by paying a prepayment premium initially set at 8% and declining ratably over a 48-month period. The DIP Term Loan is classified as current in the accompanying condensed consolidated balance sheets at July 2, 2006 and January 1, 2006.

Industrial Revenue Bond ("IRB")

     IRB debt includes a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At July 2, 2006 and January 1, 2006, the interest rates were 4.04% and 3.63%, respectively, on the bond. The maximum interest rate for the IRB is 15.0% per annum. If Foamex L.P. exercises its option to convert the bond to a fixed interest rate structure, the IRB is redeemable at the option of the bondholders. In addition, at any time prior to conversion to a fixed interest rate structure, bondholders upon notice to the bond trustee and the remarketing agent may place the bonds for sale. If the remarketing agent is not successful in reselling the bonds before settlement is due on bonds placed for sale, the bond trustee may draw on a letter of credit issued under the DIP Revolving Credit Facility to repay the bondholders for the bonds placed for sale until the bonds can be resold by the remarketing agent. Pursuant to this arrangement, the IRB has been classified as current in the accompanying condensed consolidated balance sheets at July 2, 2006 and January 1, 2006. The obligation is collateralized by certain assets, which have an approximate net carrying value of $4.6 million at July 2, 2006 and by a letter of credit in the amount of $6.3 million.

Debt Covenants

     The DIP Revolving Credit Facility and the DIP Term Loan (together, the "DIP Facilities") contain certain covenants that limit, among other things, the ability of the Company's subsidiaries (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interests, as defined,
(iv) to merge, consolidate or sell all or substantially all assets, or (v) to enter into certain transactions with affiliates or related persons. In addition, the DIP Facilities contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holders. Under the most restrictive of the distribution restrictions, the Company could be paid by its subsidiaries, as of July 2, 2006, funds only to the extent to enable the Company to meet its tax payment liabilities, subject to Bankruptcy Court approval if such payments constitute prepetition liabilities, and its normal operating expenses of up to $2.3 million during the term of the DIP Facilities, so long as no default or event of default has occurred.

     Under the DIP Facilities, the Company is subject to covenants, including an EBITDA, as defined, covenant beginning with the one month period ended October 30, 2005, a cumulative net cash flow, as defined, covenant beginning with the two month period ending December 4, 2005, a leverage ratio covenant, and a capital expenditure restriction for 12 month rolling periods beginning October 3, 2005. The cumulative EBITDA and net cash flow covenants will include an increasing number of months until they reach 12 months ending on October 1, 2006 and then will be the trailing 12 months thereafter through February 2007. The Company is in compliance with the

                  FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


11.  REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT (continued)

EBITDA, cumulative net cash flow, leverage ratio and capital expenditure covenants as of and for the nine months ended July 2, 2006. The DIP facilities also limit expenditures for certain prepetition and post petition liabilities, as defined, subject to Bankruptcy Court approval.

Maturities

     Scheduled maturities of revolving credit borrowings and long-term debt as of July 2, 2006 are shown below (thousands):

     2006                                            $    119
     2007                                             152,400
     2008                                                 158
     2009                                                   3
     2010                                                   -
     Thereafter                                         6,000
                                                     --------
     Total                                           $158,680
                                                     ========

     The following debt issues were classified as liabilities subject to compromise in the condensed consolidated balance sheet as of July 2, 2006:

10 3/4% Senior Secured Notes

     The 10 3/4% Senior Secured Notes were issued by Foamex L.P. and Foamex Capital Corporation (the "Issuers") on March 25, 2002 and are due on April 1, 2009. The notes are guaranteed on a senior basis by all of Foamex L.P.'s domestic subsidiaries that guarantee the DIP Revolving Credit Facility. The notes are secured on a second-priority basis (subject to permitted liens) on substantially the same collateral that secures the obligations under the DIP Revolving Credit Facility and the DIP Term Loan. The notes rank effectively junior to all senior indebtedness that is secured by first priority liens and senior in right of payment to all subordinated indebtedness. Interest is payable April 1 and October 1. The Issuers did not remit the interest payments due October 3, 2005 and April 3, 2006, but have continued to accrue interest at the default rate of 11.75% pursuant to the Bankruptcy Court order approving the borrowing under the DIP Revolving Credit Facility and the DIP Term Loan. The Bankruptcy Court has approved the payment of interest at the 10.75% rate effective with interest earned beginning June 1, 2006. The Company made a monthly interest payment of $2.7 million in July 2006. The notes could have been redeemed at the option of the Issuers, in whole or in part, at any time on or after April 1, 2006. The initial redemption was at 105.375% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after April 1, 2008.

9 7/8% Senior Subordinated Notes

     The 9 7/8% Senior Subordinated Notes (the "Notes") were issued by Foamex L.P. and Foamex Capital Corporation (the "Issuers") and are due on June 15, 2007. The notes represent uncollateralized general obligations of the Issuers and are subordinated to all Senior Debt, as defined in the Indenture. In the quarter ended July 2, 2006, the Issuers accrued interest on the Notes of $13.2 million for the period from the bankruptcy filing date through July 2, 2006 at contractually required default rates in accordance with SOP 90-7 as the Company believes it is now probable that such interest will be an allowed claim in the bankruptcy case.

13 1/2% Senior Subordinated Notes

     The 13 1/2% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation (the "Issuers") and matured on August 15, 2005. The principal due of $51.6 million plus accrued and unpaid interest of $3.5 million were not paid resulting in the Issuers being in default under the 13 1/2% Senior Subordinated Notes. In the quarter ended July 2, 2006, the Issuers accrued interest on the 13 1/2% Senior Subordinated Notes of $6.3 million for the period from the bankruptcy filing through July 2, 2006 at contractually required default rates in accordance

                  FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


11.  REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT (continued)

with SOP 90-7 as the Company believes it is now probable that such interest will be an allowed claim in the bankruptcy case. The notes represent uncollateralized general obligations of the Issuers and are subordinated to all Senior Debt, as defined in the Indenture and are pari passu in right of payment to the 9 7/8% Senior Subordinated Notes (described above).

12.  RETIREE BENEFIT PLANS

     Components of net periodic pension benefit cost are listed below:

                                                              Quarters Ended             Two Quarters Ended
                                                         -----------------------       ----------------------
                                                         July 2,         July 3,        July 2,       July 3,
                                                           2006           2005           2006           2005
                                                         -------        --------       --------       -------
                                                                              (thousands)
     Service cost                                        $1,252          $1,348         $2,696         $2,690
     Interest cost                                        2,097           1,959          4,163          3,901
     Expected return on plan assets                      (2,182)         (1,953)        (4,319)        (3,909)
     Amortization of transition assets                      (15)            (18)           (38)           (37)
     Amortization of prior service benefit                  (25)            (28)           (45)           (56)
     Amortization of net loss                               851             780          1,634          1,572
                                                         ------          ------         ------         ------
     Net periodic pension benefit cost                   $1,978          $2,088         $4,091         $4,161
                                                         ======          ======         ======         ======

     The Company anticipates pension plan contributions of $16.0 million for fiscal 2006. During the quarter and two quarters ended July 2, 2006, the Company contributed $3.1 million and $5.2 million, respectively, and there has been no change in estimated contributions for fiscal 2006. The U.S. plan liability is a contingent general unsecured claim and could be compromised with the Pension Benefit Guaranty Corporation ("PBGC") in the Chapter 11 process. However, it is the Company's intent in its proposed plan of reorganization to honor its current accrued benefit obligation and not to revert any of the obligation back to the PBGC. The PBGC is a member of the Creditors Committee in the Bankruptcy cases.

13.  INCOME TAXES

     The net tax benefit for the two quarters ended July 2, 2006 includes tax benefits for restructuring charges in Canada to the extent of the availability of tax loss carrybacks. The Canadian benefit has been reduced by U. S. alternative minimum tax and certain other taxes.

     The Company has not provided any U. S. income tax expense in the quarter and two quarters ended July 2, 2006 because it believes it will be able to utilize net operating loss carryforwards ("NOLs") that aggregated approximately $291.6 million at January 1, 2006 to fully offset U. S. taxable income for the year 2006 and therefore reverse a portion of its valuation allowance for U. S. deferred tax assets. As discussed in note 1, the Company has obtained an order of the U. S. Bankruptcy Court establishing certain notice and hearing procedures that are designed to give the Company an opportunity to prevent trading in the Company's equity securities from triggering an ownership change as defined in Internal Revenue Code Section 382 ("IRC Section 382"). Such an ownership change could significantly limit the availability of NOLs to offset U. S. taxable income from the date of an ownership change and result in a higher effective tax rate and cash payments for income taxes.

     On May 4, 2006, the Company was notified that an additional purchaser of its equity securities had accumulated ownership of more than 5% of its outstanding equity securities. This transaction could have resulted in an ownership change under IRC Section 382. On May 12, 2006, the Company obtained a Bankruptcy Court order that caused the purchases by this owner above 4.9% to be void ab initio (from the beginning) and required the purchaser to sell the shares that increased its ownership to more than 4.9% and transfer the proceeds in excess of the purchase price for such shares (including commissions) to a qualified charitable organization to be designated by the Company. The purchaser advised the Company that it sold the shares required to reduce its ownership to 4.9% on May 15, 2006.

                  FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


13. INCOME TAXES (continued)

     The Company believes, with input from its tax counsel, that it is more likely than not that the Bankruptcy Court order described above results in there not being an ownership change under IRC Section 382. The Company is seeking a Private Letter Ruling from the Internal Revenue Service on this issue.

     If the Company is successful in emerging from Chapter 11, depending on the terms of the confirmed plan of reorganization, it is possible that the amount of its NOLs will be reduced or eliminated at that time. To the extent that any such NOLs remain, their utilization may be limited based on IRC Section 382.

14.  COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are listed below.

                                                           Quarters Ended                Two Quarters Ended
                                                      --------------------------       -----------------------
                                                       July 2,          July 3,         July 2,       July 3,
                                                        2006              2005           2006          2005
                                                      ---------        ---------       --------      ---------
                                                                                (thousands)
     Net income (loss)                                $(13,246)        $(14,666)        $3,804       $(25,520)
     Minimum pension adjustment                              -                -         (2,532)             -
     Foreign currency translation adjustments              665              191          1,058            (60)
                                                      --------         --------         ------       --------
     Total comprehensive income (loss)                $(12,581)        $(14,475)        $2,330       $(25,580)
                                                      ========         ========         ======       ========

15.  SEGMENT RESULTS

     Foam  Products  manufactures  and  markets  cushioning  foams for  bedding, furniture, recreational and consumer applications. Carpet Cushion Products manufactures and distributes rebond and prime carpet padding. Automotive Products supplies foam products and laminates to major tier one suppliers and original equipment manufacturers. Technical Products manufactures and markets reticulated and other specialty foams used for reservoiring, filtration, gasketing and sealing applications. The "Other" column in the table below includes corporate expenses not allocated to other business segments, restructuring charges, impairment charges, and gains on sales of assets. As of January 2, 2006, responsibility for manufacturing operations in Mexico City was assumed by Automotive Products. Data in the table below for the Automotive Products and Other Segments for the quarter and two quarters ended July 3, 2005 has been adjusted for comparative purposes.

     Segment results are presented below.

                                                   Carpet
                                         Foam      Cushion       Automotive   Technical
                                       Products    Products      Products      Products       Other          Total
                                       --------    --------      ----------   ---------     ---------      ---------
                                                                   (thousands)
Quarter ended July 2, 2006
--------------------------
Net sales                              $142,986    $52,180        $112,800     $36,659      $    274       $344,899
Income (loss) from operations          $ 26,842    $   607        $  7,213     $ 9,980      $(16,447)      $ 28,195
Depreciation and amortization          $  1,533    $   251        $  1,114     $   607      $  1,395       $  4,900

Quarter ended July 3, 2005
--------------------------
Net sales                              $138,617    $45,484        $ 95,480     $29,007      $ (1,370)      $307,218
Income (loss) from operations          $  5,057    $   397        $  3,345     $ 6,288      $ (9,870)      $  5,217
Depreciation and amortization          $  1,796    $ 1,016        $  1,173     $   575      $    919       $  5,479




                  FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


15.  SEGMENT RESULTS (continued)

                                                   Carpet
                                         Foam      Cushion       Automotive   Technical
                                       Products    Products      Products      Products       Other          Total
                                       --------    --------      ----------   ---------     ---------      ---------
                                                                   (thousands)
Two Quarters ended July 2, 2006
-------------------------------
Net sales                              $316,720    $94,654        $223,901     $75,258      $    313       $710,846
Income (loss) from operations          $ 65,710    $(1,672)       $ 15,518     $20,187      $(34,805)      $ 64,938
Depreciation and amortization          $  3,265    $   490        $  2,023     $ 1,194      $  2,477       $  9,449

Two Quarters ended July 3, 2005
-------------------------------
Net sales                              $288,017    $92,040        $191,961     $62,207      $ (1,157)      $633,068
Income (loss) from operations          $ 16,573    $(1,718)       $  7,812     $15,223      $(21,903)      $ 15,987
Depreciation and amortization          $  3,595    $ 1,618        $  2,295     $ 1,156      $  1,980       $ 10,644


16.  COMMITMENTS AND CONTINGENCIES

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

     As a consequence of the Company's bankrutpcy filing, all pending litigation against the Debtors was stayed automatically by Section 362 of the Bankruptcy Code and, absent further order of the Bankruptcy Court, no party may take any action to recover on pre-petition claims against the Debtors. In addition, pursuant to Section 365 of the Bankruptcy Code, the Debtors may reject or assume prepetition executory contracts and unexpired leases, and other parties to contracts or leases that are rejected may assert rejection damages claims as permitted by the Bankruptcy Code.

     As of July 2, 2006, the Company had accrued approximately $0.7 million for litigation and other legal matters in addition to the environmental matters discussed below. Litigation claims are liabilities subject to compromise that are capable of being treated as general unsecured claims under a plan of reorganization.

Environmental and Health and Safety

     The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of July 2, 2006, the Company had accruals of approximately $2.2 million for environmental matters, including approximately $2.0 million related to remediating and monitoring soil and groundwater contamination and approximately $0.2 million related to sites where it has been designated as a Potentially Responsible Party, or "PRP", by the EPA or a state authority, and other matters. The PRP sites are liabilities subject to compromise and the Company believes they will be treated as general unsecured claims under a plan of reorganization. Additional losses, if any, in excess of amounts currently accrued, cannot be reasonably estimated at this time. If there are additional matters or if our current estimates are incorrect, there could be a material adverse effect on the Company's financial position, results of operations and cash flows.

     On August 31, 2002, Environment Canada, the Canadian environmental regulatory agency, finalized a rule, which requires flexible polyurethane foam manufacturing operations to reduce methylene chloride (dichloromethane) air emissions. The rule established a 50.0% reduction in methylene chloride emissions by December 1, 2004, which

                  FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

16.  COMMITMENTS AND CONTINGENCIES (continued)

we have implemented, and 100.0% reductions by January 1, 2007. This standard has not and will not require the Company to make material expenditures for its Canadian plants.

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

     On November 17, 2005, the Bankruptcy Court approved a motion authorizing a key executive retention program (the "KERP"). The KERP pertained to 77 individuals who may receive cash distributions aggregating up to $3.2 million. In addition, certain participants, at the discretion of the Board of Directors of the reorganized Foamex, may receive additional distributions aggregating up to $0.4 million in cash or in common stock of the reorganized Foamex, at a price per share that reflects the value of the equity on the effective date of the plan of reorganization. Distributions under the KERP are generally to be made on or around certain milestone dates during the Chapter 11 cases and on and subsequent to the effective date of the plan of reorganization. Cash distributions pursuant to the KERP, aggregating $0.4 million, were paid in December 2005 and additional amounts aggregating $1.1 million have been paid in February and March 2006. The common stock distributions, if any, will be made at the six month and one year anniversaries of the effective date of the plan of reorganization. The KERP also includes an additional $0.5 million discretionary cash pool to address specific employment matters and unanticipated needs that may arise during the Chapter 11 cases.

     We have notified all known or potential creditors of the Chapter 11 filings for the purposes of identifying and quantifying all prepetition claims. The Chapter 11 filings triggered defaults on substantially all debt and lease obligations. Subject to certain exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to September 19, 2005. On October 18, 2005, the Bankruptcy Court entered an order (the "Bar Date Order") requiring any person or entity holding or asserting a prepetition claim(s) against the Debtors to file a written proof of claim with the Debtors' claims processing agent on or before December 8, 2005 (the "Bar Date"), and, for Governmental Units (as defined in the Bankruptcy Code) holding a prepetition claim(s) against the Debtors' on or before March 20, 2006. With certain enumerated exceptions, the Bar

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


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

     To exit Chapter 11, we must obtain confirmation by the Bankruptcy Court of a Chapter 11 plan. On December 23, 2005, we filed a Disclosure Statement and Proposed Plan of Reorganization (the "Original Plan") with the Bankruptcy Court. The Original Plan was designed to complete a financial restructuring which would have resulted in a reduction of approximately $500 million of total debt from prepetition amounts, largely through the conversion of the Senior Secured Notes into 100% of the new common stock of the reorganized Foamex, subject to dilution, and the issuance of warrants to holders of Senior Subordinated Notes. The Original Plan was supported by an ad hoc committee of our Senior Secured Noteholders that at the time the Original Plan was filed was comprised of holders of more than 50% of the outstanding principal amount of Senior Secured Notes.

     We have revised our business plan in light of our improved financial performance and have determined that the financial projections underlying the Original Plan are no longer valid and that the Original Plan should be substantially revised. We are in the process of negotiating exit financial commitments from a group of banks and certain of our equity holders to fund our emergence from Chapter 11 under an amended plan of reorganization. The Bankruptcy Court has approved an extension through September 14, 2006 of the period during which we have the exclusive right to file a plan of reorganization. We will seek a further extension(s) of our exclusive period, if necessary.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JULY 2, 2006 COMPARED TO THE QUARTER ENDED JULY 3, 2005

                                                   Carpet
                                         Foam      Cushion       Automotive   Technical
                                       Products    Products      Products      Products       Other          Total
                                       --------    --------      ----------   ---------     ---------      ---------
                                                                   (thousands)
Quarter ended July 2, 2006
--------------------------
Net sales                              $142,986    $52,180        $112,800     $36,659      $    274       $344,899
Income (loss) from operations          $ 26,842    $   607        $  7,213     $ 9,980      $(16,447)      $ 28,195
Depreciation and amortization          $  1,533    $   251        $  1,114     $   607      $  1,395       $  4,900
Income (loss) from operations
   as a percentage of net sales            18.8%       1.2%            6.4%       27.2%         n.m.*            8.2%





                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS.

                                                   Carpet
                                         Foam      Cushion       Automotive   Technical
                                       Products    Products      Products      Products       Other          Total
                                       --------    --------      ----------   ---------     ---------      ---------
                                                                   (thousands)
Quarter ended July 3, 2005
--------------------------
Net sales                              $138,617    $45,484        $ 95,480     $29,007      $ (1,370)      $307,218
Income (loss) from operations          $  5,057    $   397        $  3,345     $ 6,288      $ (9,870)      $  5,217
Depreciation and amortization          $  1,796    $ 1,016        $  1,173     $   575      $    919       $  5,479
Income (loss) from operations
   as a percentage of net sales             3.6%       0.9%            3.5%       21.7%        n.m.*            1.7%

* not meaningful

     As of January 2, 2006, responsibility for manufacturing operations in Mexico City was assumed by Automotive Products. Data in the table above for the Automotive Products and Other Segments for the quarter ended July 3, 2005 has been adjusted for comparative purposes.

Income from Operations

     Net sales for the quarter ended July 2, 2006 increased 12% to $344.9 million from $307.2 million in the quarter ended July 3, 2005. The increase included higher net sales in all operating segments primarily as a result of higher selling prices.

     Gross profit was $47.4 million, or 13.7% of net sales, in the quarter ended July 2, 2006 compared to $14.5 million, or 4.7% of net sales, in the 2005 period. Selling price increases implemented in the fourth quarter of 2005 have allowed us to recover increases in raw material costs that are more than 40% since the quarter ended July 3, 2005, plus previously unrecovered raw material cost increases. In addition, operating efficiencies and yield improvements contributed to higher margins in 2006. Gross profit was reduced by asset impairment charges of $1.5 million in 2006 and $7.0 million in 2005.

       Income from operations for the quarter ended July 2, 2006 was $28.2 million, or 8.2% of net sales, a $23.0 million increase from $5.2 million, or 1.7% of net sales, reported during the 2005 period. In addition to the gross profit increase of $32.9 million, selling general and administrative expenses decreased by $2.6 million, or 12% primarily due to lower professional fees. The 2005 period included a $29.7 million gain from the sale of our rubber and felt carpet cushion businesses and a goodwill impairment charge of $17.0 million.

     Foam Products

     Foam Products net sales for the quarter ended July 2, 2006 increased 3% to $143.0 million from $138.6 million in the 2005 period primarily due to average selling price increases of more than 50%, offset by a 33% decrease in overall volume. Income from operations increased $21.8 million, to $26.8 million in the quarter ended July 2, 2006 from $5.1 million in the 2005 period principally as a result of selling price increases partially offset by raw material costs that have increased more than 40% from the 2005 period and lower volumes. Income from operations in the 2005 period was reduced by a $3.0 million charge for a customer claim. Income from operations was 18.8% of net sales in 2006, up from 3.6% of net sales in 2005.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the quarter ended July 2, 2006 increased 15% to $52.2 million from $45.5 million in the 2005 period due to a 31% increase in average selling prices to offset scrap and other raw material cost increases, partially offset by the loss of net sales from the rubber and felt carpet cushion businesses sold on April 29, 2005. Income from operations was $0.6 million in the quarter ended July 2, 2006 compared to income

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


from operations of $0.4 million in the 2005 period as higher selling prices were largely offset by higher material costs. Income from operations was 1.2% of net sales in 2006 and 0.9% of net sales in 2005.

     Automotive Products

     Automotive Products net sales for the quarter ended July 2, 2006 increased 18% to $112.8 million from $95.5 million in the 2005 period as a result of revenues from new customers and increased selling prices. Income from operations increased $3.9 million to $7.2 million primarily due to higher selling prices that offset raw material cost increases since the beginning of 2005. Income from operations represented 6.4% of net sales in 2006 and 3.5% of net sales in 2005.

     Technical Products

     Net sales for Technical Products for the quarter ended July 2, 2006 increased 26% to $36.7 million from $29.0 million in the 2005 period, primarily due to higher selling prices and higher volume of foam used for inkjet printer cartridges. Income from operations increased $3.7 million to $10.0 million in 2006 compared to $6.3 million in 2005 as the sales increase was partially offset by higher material costs. Income from operations represented 27.2% of net sales in 2006 compared to 21.7% of net sales in 2005.

     Other

     Other primarily consists of corporate expenses not allocated to business segments, restructuring charges, impairment charges and gains on sales of assets. The loss from operations was $16.4 million in 2006, which included $0.6 million of restructuring charges and $1.5 million of asset impairment charges, and $9.9 million in 2005 which included a $29.7 million gain from the sale of our rubber and felt carpet cushion businesses, goodwill and asset impairment charges of $17.0 million and $7.0 million, respectively, and restructuring charges of $0.7 million.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $36.7 million in the quarter ended July 2, 2006, which represented an 81% increase from the 2005 period expense of $20.3 million reflecting the accrual of $12.8 million of interest on subordinated debt in the 2006 period that was applicable to the period from September 19, 2005 through April 2, 2006 in accordance with SOP 90-7, as we believe it is now probable that such interest will be an allowed claim in our bankruptcy case.

     Other Income (Expense), Net

     Other expense, net was $0.6 million for the quarter ended July 2, 2006 compared to other income, net of $0.2 million for the quarter ended July 3, 2005.

     Reorganization Items, Net

     On September 19, 2005, we filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. During the quarter ended July 2, 2006 we incurred professional fees associated with the bankruptcy resulting in net expense of $5.1 million.

     Income Taxes

     Other than U. S. alternative minimum tax and certain state taxes, we have not provided any U. S. income tax expense in the quarter ended July 2, 2006 because we believe we will be able to utilize net operating loss carryforwards ("NOLs") that aggregated approximately $291.6 million at January 1, 2006 to fully offset U. S. taxable income for the year 2006 and therefore reverse a portion of our valuation allowance for U. S. deferred tax assets. As discussed in note 1, we have obtained an order of the U. S. Bankruptcy Court establishing certain notice

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


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

     On May 4, 2006, we were notified that an additional purchaser of our equity securities had accumulated ownership of more than 5% of our outstanding equity securities. This transaction could have resulted in an ownership change under IRC Section 382. On May 12, 2006, we obtained a Bankruptcy Court order that caused the purchases by this owner above 4.9% to be void ab initio (from the beginning) and required the purchaser to sell the shares that increased its ownership to more than 4.9% and transfer the proceeds in excess of the purchase price for such shares (including commissions) to a qualified charitable organization to be designated by us. The purchaser advised us that it sold the shares required to reduce its ownership to 4.9% on May 15, 2006.

     We believe, with input from tax counsel, that it is more likely than not that the Bankruptcy Court order described above results in there not being an ownership change under IRC Section 382. We are seeking a Private Letter Ruling from the Internal Revenue Service on this issue.

     If we are successful in emerging from Chapter 11, depending on the terms of the confirmed plan of reorganization, it is possible that the amount of our NOLs will be reduced or eliminated at that time. To the extent that any such NOLs remain, their utilization may be limited based on IRC Section 382.

RESULTS OF OPERATIONS FOR THE TWO QUARTERS ENDED JULY 2, 2006 COMPARED TO THE TWO QUARTERS ENDED JULY 3, 2005.

                                                   Carpet
                                         Foam      Cushion       Automotive   Technical
                                       Products    Products      Products      Products       Other          Total
                                       --------    --------      ----------   ---------     ---------      ---------
                                                                   (thousands)
Two Quarters ended July 2, 2006
-------------------------------
Net sales                              $316,720    $94,654        $223,901     $75,258      $    313       $710,846
Income (loss) from operations          $ 65,710    $(1,672)       $ 15,518     $20,187      $(34,805)      $ 64,938
Depreciation and amortization          $  3,265    $   490        $  2,023     $ 1,194      $  2,477       $  9,449
Income (loss) from operations
   as a percentage of net sales            20.7%      (1.8)%           6.9%       26.8%        n.m.*            9.1%

Two Quarters ended July 3, 2005
-------------------------------
Net sales                              $288,017    $92,040        $191,961     $62,207      $ (1,157)      $633,068
Income (loss) from operations          $ 16,573    $(1,718)       $  7,812     $15,223      $(21,903)      $ 15,987
Depreciation and amortization          $  3,595    $ 1,618        $  2,295     $ 1,156      $  1,980       $ 10,644
Income (loss) from operations
   as a percentage of net sales             5.8%      (1.9)%           4.1%       24.5%        n.m.*            2.5%

*not meaningful

     As of January 2, 2006, responsibility for manufacturing operations in Mexico City was assumed by Automotive Products. Data in the table above for the Automotive Products and Other Segments for the two quarters ended July 3, 2005 has been adjusted for comparative purposes.

Income from Operations

     Net sales for the two quarters ended July 2, 2006 increased 12% to $710.8 million from $633.1 million in the two quarters ended July 3, 2005. The increase included higher net sales in all operating segments primarily as a result of higher selling prices.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Gross profit was $108.5 million, or 15.3% of net sales, in the two quarters ended July 2, 2006 compared to $42.8 million, or 6.8% of net sales, in the 2005 period. Selling price increases implemented in the fourth quarter of 2005 have allowed us to recover increases in raw material costs that are more than 45% since the two quarters ended July 3, 2005, plus previously unrecovered raw material cost increases. In addition, operating efficiencies and yield improvements contributed to higher margins in 2006. Gross profit was reduced by asset impairment charges of $1.5 million in 2006 and $7.0 million in 2005.

     Income from operations for the two quarters ended July 2, 2006 was $64.9 million, or 9.1% of net sales, a $48.9 million increase from $16.0 million, or 2.5% of net sales, reported during the 2005 period. In addition to the gross profit increase of $65.6 million, selling general and administrative expenses decreased $0.3 million as lower professional fees were offset by executive severance accruals. Subject to Bankruptcy Court approval, we expect to accrue incentive compensation during the second half of 2006 in an amount that is dependent on our second half performance and is currently estimated to be approximately $6.0 million. The 2006 period included $5.4 million of restructuring charges related to the closure of manufacturing facilities, while the 2005 period included a $29.7 million gain from the sale of our rubber and felt carpet cushion businesses and a goodwill impairment charge of $17.0 million.

     Foam Products

     Foam Products net sales for the two quarters ended July 2, 2006 increased 10% to $316.7 million from $288.0 million in the 2005 period primarily due to average selling price increases of more than 50%, offset by a 30% decrease in overall volume. Income from operations increased $49.1 million, to $65.7 million in the two quarters ended July 2, 2006 from $16.6 million in the 2005 period principally as a result of selling price increases partially offset by raw material costs that have increased more than 45% from the 2005 period and lower volumes. Income from operations in the 2005 period was reduced by a $3.0 million charge for a customer claim. Income from operations was 20.7% of net sales in 2006, up from 5.8% of net sales in 2005.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the two quarters ended July 2, 2006 increased 3% to $94.7 million from $92.0 million in the 2005 period due to a 25% increase in average selling prices to offset scrap and other raw material cost increases, partially offset by the loss of net sales from the rubber and felt carpet cushion businesses sold on April 29, 2005. Loss from operations was $1.7 million in the two quarters ended July 2, 2006, unchanged from the 2005 period as reduced sales volume and higher material costs offset selling price increases. Loss from operations was 1.8% of net sales in 2006 and 1.9% of net sales in 2005. Automotive Products

     Automotive Products net sales for the two quarters ended July 2, 2006 increased 17% to $223.9 million from $192.0 million in the 2005 period as a result of revenues from new customers and increased selling prices. Income from operations increased $7.7 million to $15.5 million primarily due to higher selling prices that offset raw material cost increases since the beginning of 2005. Income from operations represented 6.9% of net sales in 2006 and 4.1% of net sales in 2005.

     Technical Products

     Net sales for Technical Products for the two quarters ended July 2, 2006 increased 21% to $75.3 million from $62.2 million in the 2005 period, primarily due to higher selling prices and higher volume of foam used for inkjet printer cartridges. Income from operations increased $5.0 million to $20.2 million in 2006 compared to $15.2 million in 2005 as the sales increase was partially offset by higher material costs. Income from operations represented 26.8% of net sales in 2006 compared to 24.5% of net sales in 2005.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     Other

     Other primarily consists of corporate expenses not allocated to business segments, restructuring charges, impairment charges and gains on sales of assets. The loss from operations was $34.8 million in 2006, which included $5.4 million of restructuring charges, and $21.9 million in 2005 which included a $29.7 million gain from the sale of our rubber and felt carpet cushion businesses, goodwill and asset impairment charges of $17.0 million and $7.0 million, respectively, and restructuring charges of $0.7 million.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $52.9 million in the two quarters ended July 2, 2006, which represented a 31% increase from the 2005 period expense of $40.3 million reflecting higher amortization of debt issuance cost and the accrual of $6.5 million of interest on subordinated debt for the period from September 19, 2005 through January 1, 2006 in accordance with SOP 90-7 as we believe it is now probable that such interest will be an allowed claim in our bankruptcy case.

     Other Income (Expense), Net

     Other expense, net was $1.1 million for the two quarters ended July 2, 2006 compared to other expense, net of $0.8 million for the two quarters ended July 3, 2005.

     Reorganization Items, Net

     On September 19, 2005, we filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. During the two quarters ended July 2, 2006 we incurred professional fees associated with the bankruptcy resulting in net expense of $9.2 million.

     Income Taxes

     The net tax benefit for the two quarters ended July 2, 2006 includes tax benefits for restructuring charges in Canada to the extent of the availability of tax loss carrybacks. The Canadian benefit has been reduced by U. S. alternative minimum tax and certain other taxes.

     We have not provided any U. S. income tax expense in the two quarters ended July 2, 2006 because we believe we will be able to utilize net operating loss carryforwards ("NOLs") that aggregated approximately $291.6 million at January 1, 2006 to fully offset U. S. taxable income for the year 2006 and therefore reverse a portion of our valuation allowance for U. S. deferred tax assets. As discussed in note 1, we have obtained an order of the U. S. Bankruptcy Court establishing certain notice and hearing procedures that are designed to give us an opportunity to prevent trading in our equity securities from triggering an ownership change as defined in Internal Revenue Code Section 382 ("IRC Section 382"). Such an ownership change could significantly limit the availability of NOLs to offset U. S. taxable income from the date of an ownership change and result in a higher effective tax rate and cash payments for income taxes.

     On May 4, 2006, we were notified that an additional purchaser of our equity securities had accumulated ownership of more than 5% of our outstanding equity securities. This transaction could have resulted in an ownership change under IRC Section 382. On May 12, 2006, we obtained a Bankruptcy Court order that caused the purchases by this owner above 4.9% to be void ab initio (from the beginning) and required the purchaser to sell the shares that increased its ownership to more than 4.9% and transfer the proceeds in excess of the purchase price for such shares (including commissions) to a qualified charitable organization to be designated by us. The purchaser advised us that it sold the shares required to reduce its ownership to 4.9% on May 15, 2006.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     We believe, with input from tax counsel, that it is more likely than not that the Bankruptcy Court order described above results in there not being an ownership change under IRC Section 382. We are seeking a Private Letter Ruling from the Internal Revenue Service on this issue.

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

     Cash and cash equivalents were $5.6 million at July 2, 2006 compared to $7.4 million at January 1, 2006. Working capital at July 2, 2006 was $17.7 million and the current ratio was 1.06 to 1 compared to working capital at January 1, 2006 of a negative $19.4 million and a current ratio of 0.95 to 1.

     Total long-term debt, including amounts subject to compromise, and revolving credit borrowings at July 2, 2006 was $659.6 million, down $82.5 million from January 1, 2006. As of July 2, 2006, there were $72.2 million of revolving credit borrowings under the DIP Revolving Credit Facility with $130.7 million available for borrowings and $18.2 million of letters of credit outstanding. Revolving credit borrowings at July 2, 2006 reflect working capital requirements.

     While we believe that cash flows from Foamex L.P.'s operating activities, cash on hand and additional borrowings under the DIP Revolving Credit Facility will provide an adequate level of liquidity until we emerge from Chapter 11, there is no assurance that we will have enough cash to meet all ongoing obligations during the Chapter 11 cases.

     DIP Revolving Credit Facility

     On September 22, 2005, Foamex L.P. entered into a DIP Revolving Credit Facility with a group of lenders to provide a revolving credit facility with a maximum availability of $240.0 million. The initial borrowing under the DIP Revolving Credit Facility was used to repay outstanding obligations under a prior credit facility and interest due under a term loan. The DIP Revolving Credit Facility includes a $40.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable, inventory, equipment, and real estate. At July 2, 2006, Foamex L.P. had total available borrowings of $130.7 million and letters of credit outstanding of $18.2 million under the facility. Substantially all of the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the DIP Revolving Credit Facility, as amended, bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At July 2, 2006, the weighted average interest rate on borrowings was 7.26%. Margins were reduced under amendments to the DIP Revolving Credit Facility. All borrowings under the DIP Revolving Credit Facility will mature on the earlier of March 22, 2007 or the date that we emerge from Chapter 11. The lenders under the DIP Revolving Credit Facility have agreed to provide emergence financing, subject to a number of conditions, of up to $275.0 million upon our emergence from Chapter 11. Fees and expenses that would be incurred to put the emergence financing in place are expected to be approximately $4.3 million. The DIP Revolving Credit Facility includes both a subjective acceleration clause and a lock box arrangement that requires all lock box receipts be used to repay revolving credit borrowings. Borrowings under the DIP Revolving Credit Facility are classified as current in the accompanying condensed consolidated balance sheets at July 2, 2006 and January 1, 2006.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



     DIP Term Loan

     On September 22, 2005, Foamex L.P. entered into a DIP Term Loan with a group of lenders to provide an $80.0 million term loan. Proceeds from the DIP Term Loan were used to repay outstanding principal under a term loan. Borrowings under the DIP Term Loan, as amended, bear interest at a rate that is either (i) 3.375% plus the greater of the Base Rate, as defined, or 6.50% or (ii) at 5.375% plus the greater of the LIBOR rate or 3.00%. At July 2, 2006, the weighted average interest rate was 10.49%. Margins were reduced under an amendment to the DIP Term Loan effective May 12, 2006. Borrowings under the DIP Term Loan are collateralized by the same collateral as the DIP Revolving Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the DIP Revolving Credit Facility and the DIP Term Loan. All borrowings under the DIP Term Loan will mature on the earlier of March 22, 2007 or the date that we emerge from Chapter 11. The lenders under the DIP Term Loan have agreed to provide emergence financing, subject to a number of conditions, of $80.0 million upon our emergence from Chapter 11. The DIP Term Loan may be repaid prior to maturity by paying a prepayment premium initially set at 8% and declining ratably over a 48-month period. The DIP Term Loan is classified as current in the accompanying condensed consolidated balance sheets at July 2, 2006 and January 1, 2006.

Debt Covenants

     The DIP Revolving Credit Facility and the DIP Term Loan (together, the "DIP Facilities") contain certain covenants that limit, among other things, the ability of our subsidiaries (i) to pay distributions or redeem equity interests,
(ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interests, as defined, (iv) to merge, consolidate or sell all or substantially all assets, or (v) to enter into certain transactions with affiliates or related persons. In addition, the DIP Facilities contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holders. Under the most restrictive of the distribution restrictions, we could be paid by our subsidiaries, as of July 2, 2006, funds only to the extent to enable us to meet our tax payment liabilities, subject to Bankruptcy Court approval if such payments constitute prepetition liabilities, and our normal operating expenses of up to $2.3 million during the term of the DIP Facilities, so long as no default or event of default has occurred.

     Under the DIP Facilities, we are subject to covenants, including an EBITDA, as defined, covenant beginning with the one month period ended October 30, 2005, a cumulative net cash flow, as defined, covenant beginning with the two month period ending December 4, 2005, a leverage ratio covenant, and a capital expenditure restriction for 12 month rolling periods beginning October 3, 2005. The cumulative EBITDA and net cash flow covenants will include an increasing number of months until they reach 12 months ending on October 1, 2006 and then will be the trailing 12 months thereafter through February 2007. We are in compliance with the EBITDA, cumulative cash flow, leverage ratio and capital expenditure covenants as of and for the nine months ended July 2, 2006. The DIP facilities also limit expenditures for certain prepetition and post petition liabilities, as defined, subject to Bankruptcy Court approval.

     We anticipate contributing approximately $16.0 million to our pension plans in 2006 with $5.2 million contributed during the two quarters ended July 2, 2006.

     Cash Flow from Operating Activities

     Cash provided by operating activities was $87.9 million for the two quarters ended July 2, 2006 compared to cash used by operating activities of $33.5 million for the two quarters ended July 3, 2005, an increase of $121.4 million. Net income adjusted for noncash charges increased by $28.3 million in the 2006 period compared to the 2005 period. In addition, cash payments for interest were $29.0 million less in the 2006 period than in the 2005 period, receivables increased less in 2006 as a result of better collections due to a more even distribution of revenues and payables increased more in 2006 than in 2005 as we regained historical vendor payment terms.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     Cash Flow from Investing Activities

     Investing activities used $5.2 million for the two quarters ended July 2, 2006. Cash requirements included capital expenditures of $3.6 million and capitalized software development costs of $2.0 million. In the two quarters ended July 3, 2005, cash provided by investing activities was $36.0 million, which consisted of capital expenditures of $2.2 million, capitalized software development costs of $0.7 million and $38.9 million in proceeds from the sale of assets. The estimated capital expenditures and capitalized software development costs for the full year 2006 are expected to be approximately $8 to $12 million and approximately $4 million, respectively.

     Cash Flow from Financing Activities

     Cash used by financing activities was $84.6 million for the two quarters ended July 2, 2006 and consisted principally of repayments of revolving loans. Cash used for financing activities in 2005 was $2.8 million including repayments of long-term debt and debt issuance costs, partially offset by an increase in cash overdrafts.

     Contractual Obligations

     During the two quarters ended July 2, 2006, there were no material changes in our contractual obligations outside of the ordinary course of business.

     Off Balance Sheet Financing

     We have no off balance sheet financing arrangements.

     Environmental Matters

     We are subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with our compliance with such laws and regulations did not have a material adverse effect on our operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded in connection with environmental matters as of July 2, 2006 was $2.2 million. Although it is possible that new information or future developments could require us to reassess our potential exposure to all pending environmental matters, including those described in Note 16 to our condensed consolidated financial statements, we believe that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on our operations, financial position, capital expenditures or competitive position.

     Market Risk

     Our debt securities with variable interest rates are subject to market risk for changes in interest rates. On July 2, 2006, indebtedness with variable interest rates aggregated $158.2 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $1.6 million.

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

(b)  Changes in Internal Control over Financial Reporting

     No change in our internal control over financial reporting occurred during the quarter ended July 2, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information.

Item 1.   Legal Proceedings.

          Reference is made to the description of the legal proceedings contained in the Company's Annual Report on Form 10-K for the year ended January 1, 2006. The information from Note 16 to the condensed consolidated financial statements is incorporated herein by reference.

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


                                        FOAMEX INTERNATIONAL INC.

Date:  September 5, 2006               By:     /s/ Gregory J. Christian
                                               ---------------------------------
                                        Name:  Gregory J. Christian
                                        Title: Executive Vice President and
                                               General Counsel
                                               (Duly Authorized Officer)


                                        FOAMEX INTERNATIONAL INC.

Date:  September 5, 2006                By:    /s/ Robert S. Graham, Jr.
                                               ---------------------------------
                                        Name:  Robert S. Graham, Jr.
                                        Title: Principal Financial Officer