Form 10-Q
period 2006-10-01
FOAMEX INTERNATIONAL INC
filed 2006-11-15
CIK 912908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 1, 2006

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

The number of shares of the registrant's common stock outstanding as of November 10, 2006 was 24,653,267.

                            FOAMEX INTERNATIONAL INC.

                                      INDEX

                                                                                                               Page
Part I.  Financial Information
         Item 1.    Financial Statements (unaudited).

              Condensed Consolidated Statements of Operations - Quarters and Three Quarters Ended
                October 1, 2006 and October 2, 2005                                                              3

              Condensed Consolidated Balance Sheets as of October 1, 2006 and
                January 1, 2006                                                                                  4

              Condensed Consolidated Statements of Cash Flows - Three Quarters Ended
                October 1, 2006 and October 2, 2005                                                              5

              Notes to Condensed Consolidated Financial Statements                                               6

         Item 2.    Management's Discussion and Analysis of Financial Condition and Results
                    of Operations.                                                                              26

         Item 3.    Quantitative and Qualitative Disclosures about Market Risk.                                 36

         Item 4.    Controls and Procedures.                                                                    37

Part II. Other Information

         Item 1.    Legal Proceedings.                                                                          38

         Item 1A.   Risk Factors.                                                                               38

         Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.                                40

         Item 6.    Exhibits.                                                                                   41

Signatures                                                                                                      42

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                               Quarters Ended              Three Quarters Ended
                                                            -----------------------     --------------------------
                                                            October 1,   October 2,     October 1,      October 2,
                                                               2006         2005           2006            2005
                                                            ---------    ----------     ----------      ----------
                                                                     (thousands, except per share amounts)
NET SALES                                                   $335,661     $314,788       $1,046,507       $947,856

COST OF GOODS SOLD (including asset impairment
   charges of $79 and $1,584 in the 2006 periods and
   $6,836 and $13,836 in the 2005 periods)                   279,038      294,903          881,414        885,133
                                                           ---------    ---------     ------------      ---------

GROSS PROFIT                                                  56,623       19,885          165,093         62,723

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                                    22,962       20,550           61,547         59,438

GAIN ON SALE OF ASSETS                                           276           19              709         29,767

RESTRUCTURING CHARGES (CREDITS)                                1,498          (65)           6,878            646

GOODWILL IMPAIRMENT CHARGES                                        -       18,467                -         35,467
                                                           ---------    ---------     ------------      ---------

INCOME (LOSS) FROM OPERATIONS                                 32,439      (19,048)          97,377         (3,061)

INTEREST AND DEBT ISSUANCE EXPENSE                           (21,715)     (22,546)         (74,655)       (62,806)

INCOME FROM EQUITY INTEREST IN
   JOINT VENTURES                                                681          642            2,260          1,171

OTHER INCOME (EXPENSE), NET                                      271       (1,105)            (841)        (1,922)

REORGANIZATION ITEMS, NET                                     (3,672)      (2,109)         (12,911)        (2,109)
                                                           ---------    ---------     ------------      ---------

INCOME (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES                              8,004      (44,166)          11,230        (68,727)

PROVISION (BENEFIT) FOR INCOME TAXES                             609       (1,513)              31         (3,123)
                                                           ---------    ---------     ------------      ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS                       7,395      (42,653)          11,199        (65,604)

LOSS FROM DISCONTINUED OPERATIONS                                  -       (6,939)               -         (9,508)
                                                           ---------    ---------     ------------      ---------

NET INCOME (LOSS)                                          $   7,395    $ (49,592)    $     11,199      $ (75,112)
                                                           =========    =========     ============      =========

INCOME (LOSS) PER SHARE - BASIC:
    INCOME (LOSS) FROM CONTINUING
        OPERATIONS                                         $    0.30    $   (1.74)    $       0.46      $   (2.67)
    LOSS FROM DISCONTINUED OPERATIONS                              -        (0.28)               -          (0.39)
                                                           ---------    ---------     ------------      ---------
    NET INCOME (LOSS)                                      $    0.30    $   (2.02)    $       0.46      $   (3.06)
                                                           =========    =========     ============      =========
    WEIGHTED AVERAGE SHARES                                   24,575       24,510           24,532         24,509
                                                           =========    =========     ============      =========

INCOME (LOSS) PER SHARE - DILUTED:
    INCOME (LOSS) FROM CONTINUING
        OPERATIONS                                         $    0.28    $   (1.74)    $       0.43      $   (2.67)
    LOSS FROM DISCONTINUED OPERATIONS                             -         (0.28)               -          (0.39)
                                                           ---------    ---------     ------------      ---------
    NET INCOME (LOSS)                                      $    0.28    $   (2.02)    $       0.43      $   (3.06)
                                                           =========    =========     ============      =========
    WEIGHTED AVERAGE SHARES                                   26,367       24,510           26,215         24,509
                                                           =========    =========     ============      =========


          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                               October 1, 2006   January 1, 2006
ASSETS                                                                         ---------------   ---------------
CURRENT ASSETS                                                                  (thousands, except share data)
   Cash and cash equivalents                                                     $    7,084         $    7,418
   Accounts receivable, net of allowances of $14,919 and $13,802                    199,079            197,896
   Inventories                                                                      121,334            112,142
   Other current assets                                                              22,294             24,427
                                                                                 ----------         ----------
       Total current assets                                                         349,791            341,883

Property, plant and equipment                                                       359,190            370,212
Less accumulated depreciation                                                      (252,746)          (256,979)
                                                                                 ----------         ----------
   NET PROPERTY, PLANT AND EQUIPMENT                                                106,444            113,233

GOODWILL                                                                             88,908             88,803

DEBT ISSUANCE COSTS, net of accumulated amortization of $12,057
   and $7,205                                                                         1,935              6,667

SOFTWARE COSTS, net of accumulated amortization of $10,859
   and $8,388                                                                         8,629              8,691

INVESTMENT IN AND ADVANCES TO AFFILIATES                                             20,591             17,191

OTHER ASSETS                                                                         31,059             24,852
                                                                                 ----------         ----------

TOTAL ASSETS                                                                     $  607,357         $  601,320
                                                                                 ==========         ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Revolving credit borrowings                                                   $   58,368         $  154,566
   Current portion of long-term debt                                                 86,228             86,238
   Accounts payable                                                                 119,516             65,433
   Accrued employee compensation and benefits                                        20,784             14,937
   Accrued interest                                                                   3,863              2,049
   Accrued customer rebates                                                          10,733             11,239
   Cash overdrafts                                                                    9,017              8,577
   Other accrued liabilities                                                         20,342             18,250
                                                                                 ----------         ----------
       Total current liabilities                                                    328,851            361,289

LONG-TERM DEBT                                                                          214                366
ACCRUED EMPLOYEE BENEFITS                                                            18,581             13,724
OTHER LIABILITIES                                                                     9,403              5,690
LIABILITIES SUBJECT TO COMPROMISE                                                   654,739            635,965
                                                                                 ----------         ----------
       Total liabilities                                                          1,011,788          1,017,034

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Preferred Stock, par value $1.00 per share:
     Authorized 5,000,000 shares
     Issued 15,000 shares - Series B                                                     15                 15
   Common Stock, par value $.01 per share:
     Authorized 50,000,000 shares
     Issued 28,186,396 and 27,998,728 shares, respectively                              282                280
   Additional paid-in capital                                                       103,536            102,555
   Accumulated deficit                                                             (433,710)          (444,909)
   Accumulated other comprehensive loss                                             (37,364)           (36,654)
   Common stock held in treasury, at cost:
     3,540,796 and 3,489,000 shares, respectively                                   (27,969)           (27,780)
   Shareholder note receivable                                                       (9,221)            (9,221)
                                                                                 ----------         ----------
       Total stockholders' deficiency                                              (404,431)          (415,714)
                                                                                 ----------         ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                   $  607,357         $  601,320
                                                                                 ==========         ==========

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                     Three Quarters Ended
                                                                                  ---------------------------
                                                                                  October 1,       October 2,
                                                                                     2006             2005
                                                                                  ----------       ----------
OPERATING ACTIVITIES                                                                      (thousands)
   Net income (loss)                                                               $ 11,199         $(75,112)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities:
     Loss from discontinued operations                                                    -            9,508
     Depreciation and amortization                                                   14,015           15,662
     Impairment charges                                                               1,584           49,303
     Amortization of debt issuance costs, debt premium
        and debt discount                                                            4,852             5,099
     Gain on sale of assets                                                            (709)         (29,767)
     Other operating activities                                                       5,579            5,610
     Changes in operating assets and liabilities, net                                80,035          (15,795)
                                                                                   --------         --------

         Net cash provided by (used for) operating activities
             before discontinued operations and reorganization items                116,555          (35,492)
         Cash used for discontinued operations                                            -           (3,007)
         Cash used for reorganization items                                         (13,006)          (4,592)
                                                                                   --------         --------
         Net cash provided by (used for) operating activities                       103,549          (43,091)
                                                                                   --------         --------

INVESTING ACTIVITIES
   Capital expenditures                                                              (6,590)          (4,228)
   Proceeds from sales of assets                                                        892           39,815
   Other investing activities                                                        (2,447)          (1,774)
                                                                                   --------         --------

         Net cash provided by (used for) investing activities                        (8,145)          33,813
                                                                                   --------         --------

FINANCING ACTIVITIES
   Proceeds from DIP revolving loans                                                      -          174,328
   Proceeds from DIP term loan                                                            -           80,000
   Repayments of debt                                                               (96,411)        (233,963)
   Increase (decrease) in cash overdrafts                                               440           (4,876)
   Debt issuance costs                                                                 (120)          (6,962)
   Other financing activities                                                           353                2
                                                                                   --------         --------

         Net cash provided by (used for) financing activities                       (95,738)           8,529
                                                                                   --------         --------

Net decrease in cash and cash equivalents                                              (334)            (749)

Cash and cash equivalents at beginning of period                                      7,418            5,351
                                                                                   --------         --------

Cash and cash equivalents at end of period                                         $  7,084         $  4,602
                                                                                   ========         ========

Supplemental Information:
   Cash paid for interest                                                          $ 22,316         $ 45,376
                                                                                   ========         ========

   Cash paid for income taxes                                                      $    646         $    381
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

     Each of the Debtors continues to operate its business and manage its property as a debtor in possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. On September 29, 2005, the United States Trustee for the District of Delaware appointed an official committee of unsecured creditors in these Chapter 11 cases (the "Creditors' Committee"). The Creditors' Committee is currently comprised of The Bank of New York, the Pension Benefit Guaranty Corporation, Newcastle Partners, LP, Shell Chemicals L.P., and Donovan Williams. At a hearing held on September 20, 2005, the Bankruptcy Court granted the Company's various first day motions for relief designed to stabilize its operations and business relationships with customers, vendors, employees and others, and entered orders granting permission to, among other things, pay employee salaries, wages and benefits; pay amounts owing in connection with workers' compensation and other insurance policies; utilize its existing cash management systems; continue its customer programs; pay vendors for certain critical goods and services provided prior to September 19, 2005 and; access, on an interim basis, up to $221 million of a $240 million debtor-in-possession
(DIP) revolving credit facility and $80 million of a DIP term loan. A portion of the proceeds of the debtor-in-possession revolving credit facility and all of the proceeds of the DIP term loan facility were used to repay Foamex L.P.'s prepetition revolving credit and term loan facilities. On October 17, 2005, the Bankruptcy Court granted final approval of the $240 million DIP credit facility and the $80 million DIP term loan.

     On November 17, 2005, the Bankruptcy Court approved a motion authorizing a key executive retention program (the "KERP"). The KERP pertained to 77 individuals who may receive cash distributions aggregating up to $3.2 million. In addition, in lieu of a portion of the cash distributions aggregating up to $0.4 million, certain participants were designated to receive, at the discretion of the Board of Directors of the reorganized Foamex, common stock of the reorganized Foamex, at a price per share that reflects the value of the reorganized Foamex's equity on the effective date of the plan of reorganization. Distributions under the KERP are generally to be made on or around certain milestone dates during the Chapter 11 cases and on and subsequent to the effective date of the plan of reorganization. Cash distributions pursuant to the KERP, aggregating $0.4 million, were paid in December 2005 and additional amounts aggregating $1.1 million were paid in February and March 2006. The common stock distributions, if any, will be made at the six month and one year anniversaries of the effective date of the plan of reorganization. The KERP also includes an additional $0.5 million discretionary cash pool to address specific employment matters and unanticipated needs that may arise during the Chapter 11 cases.

     The Company has notified all known or potential creditors of the Chapter 11 filings for the purposes of identifying and quantifying all prepetition claims. The Chapter 11 filings triggered defaults on substantially all of the Company's debt and lease obligations. Subject to certain exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to September 19, 2005. On October 18, 2005, the Bankruptcy Court entered an order (the "Bar Date Order") requiring any person or entity holding or asserting a prepetition claim(s) against the Debtors to file a written proof of claim with the Debtors' claims processing agent on or before December 8, 2005 (the "Bar Date"), and, for Governmental Units (as defined in the Bankruptcy Code) holding a prepetition claim(s) against the Debtors' on or before March 20, 2006. With certain enumerated exceptions, the Bar Date Order further provides that any person or entity which fails to timely file a proof of claim will, among other things, be forever barred, estopped and enjoined from asserting a prepetition claim against the Debtors.

     To exit Chapter 11, the Company must obtain confirmation by the Bankruptcy Court of a Chapter 11 plan. On December 23, 2005, the Company filed a Disclosure Statement and Proposed Plan of Reorganization (the "Original Plan") with the Bankruptcy Court. The Original Plan contemplated a financial restructuring of the

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


1.   BANKRUPTCY AND BASIS OF PRESENTATION (continued)

Company that would have resulted in a reduction of approximately $500 million of total debt from prepetition amounts, largely through the conversion of the Senior Secured Notes into 100% of the new common stock of the reorganized Foamex, subject to dilution, and the issuance of warrants to holders of Senior Subordinated Notes. As a result of its improved financial performance, the Company did not pursue confirmation of the Original Plan.

     On October 23, 2006, the Company filed an amended disclosure statement and an amended plan (the "Amended Plan") with the Bankruptcy Court, which amended and superseded in all respects the original disclosure statement and Original Plan, respectively. The Amended Plan provides for the full repayment of all allowed claims, including all prepetition debt. The Company's total debt upon emergence from bankruptcy will be approximately $120.0 million less than its total debt upon filing for bankruptcy. The terms of the Amended Plan include the following:

     o    payment  in  full  in  cash  to  holders  of  allowed   administrative
          debtor-in-possession financing claims in an amount equal to their claims;

     o payment in full in cash to the holders of allowed (a) priority tax claims, (b) other priority claims and (c) other secured claims in an amount equal to their claims plus post-petition interest;

     o payment in full in cash to the holders of the Senior Secured Notes, in addition to any deemed receipt of their pro rata share of the Senior Secured Notes adequate protection payments, in an amount equal to their Senior Secured Note claims plus post-petition interest;

     o payment in full in cash to the holders of the Senior Subordinated Notes in an amount equal to their Senior Subordinated Notes claims plus post-petition interest;

     o payment in full in cash to holders of allowed general unsecured claims in an amount equal to their allowed general unsecured claims plus post-petition interest;

     o unliquidated claims shall be determined and satisfied in the ordinary course of business by the reorganized Foamex, without the need for bankruptcy court approval, including, where applicable, through access to available insurance;

     o    allowing   holders  of  equity   interests  in  the  Company  and  its
          subsidiaries to retain such interests; and

     o each share of the Series B preferred stock to the extent still outstanding immediately prior to the effective date of the Amended Plan shall be converted into 100 shares of common stock.

     In order to finance the Amended Plan, the Company has obtained a commitment for new senior secured credit facilities which are expected to provide for aggregate maximum borrowings of up to $790.0 million, including $615.0 million under term loan facilities, comprised of $425.0 million under a first lien term loan facility with a six-year maturity and $190.0 million under a second lien term loan facility with a seven-year maturity, and a revolving credit facility providing for up to $175.0 million of revolving loans outstanding at any time (including up to $45.0 million available for letters of credit) with a five-year maturity. The Company expects to draw approximately $634.0 million under the new senior secured credit facilities to fund the Amended Plan.

     In addition, the Company plans to offer rights to existing stockholders to purchase up to 2.56 shares of the Company's common stock for $2.25 per share. Five of the Company's existing significant stockholders have committed to fund any shortfall between $150.0 million and the actual proceeds of the rights offering through the purchase of either new preferred or common stock of the Company. The net proceeds from the rights offering and the shares purchased by the five significant stockholders will also be used to fund the Amended Plan.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   BANKRUPTCY AND BASIS OF PRESENTATION (continued)

     On October 13, 2006, the Company filed a motion with the Bankruptcy Court seeking approval (i) to enter into and perform under the above-described financing commitments and related documents, (ii) to commence the rights offering to obtain equity financing, (iii) to pay certain premiums, fees and expenses related to the financing commitments and (iv) to modify the DIP credit facilities to permit the foregoing. A hearing on the motion is scheduled for November 21, 2006.

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

     Subsequent to the bankruptcy filing date, Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") applies to the Debtors' financial statements while the Debtors operate under the provision of Chapter 11. SOP 90-7 does not change the application of generally accepted accounting principles in the preparation of financial statements. However, SOP 90-7 does require that the financial statements, for periods including and subsequent to the filing of the Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. A confirmed plan of reorganization could result in material changes in the amounts reported in the Company's consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets and liabilities that will be necessary as a consequence of reorganization under Chapter 11. The Amended Plan would not require the company to adopt "Fresh Start Reporting" as defined by paragraph 36 of SOP 90-7.

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

New Accounting Standards

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

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 123R" ("SFAS No. 158"). SFAS No. 158 requires employers to recognize the overfunded and underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to recognize the funded status in the financial statements is effective for years ending after December 15, 2006 and the requirement to measure the funded status as of the date of the year-end statement of financial position is effective for years ending after December 15, 2008. The Company is currently evaluating the potential impact of SFAS No. 158 on its consolidated financial statements.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurement" ("SFAS No. 157"). SFAS No. 157 defines fair value and establishes a framework for measuring fair value when fair value is required for recognition or disclosure purposes under GAAP. The standard also expands disclosure about fair value measurement but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of SFAS No. 157 on its consolidated financial statements.

     In September  2006, the Securities and Exchange  Commission  ("SEC") issued
Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"), which expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB No. 108 is effective for the Company for its December 31, 2006 annual financial statements. The Company is currently evaluating the potential impact of SAB No. 108 on its consolidated financial statements.

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

     In addition to the Company's prepetition debt which is in default, liabilities subject to compromise reflect the Debtors' other liabilities incurred prior to the commencement of the bankruptcy proceedings. These amounts represent the Company's estimate of known or potential prepetition claims to be resolved in connection with the bankruptcy proceedings. Such claims remain subject to future adjustments, based on such things as (i) negotiations; (ii) actions taken by the Bankruptcy Court; (iii) further developments with respect to disputed claims; (iv) additional rejection of executory contracts and leases;
(v) the determination of the value of collateral securing claims; (vi) the filing of proofs of claim or changes thereto, and (vii) other events. Payment terms for these claims will be established in connection with the Company's confirmed plan of reorganization.

     Liabilities subject to compromise at October 1, 2006 and January 1, 2006 consist of the following:

                                                                 October 1,           January 1,
                                                                    2006                 2006
                                                                 ---------            ----------
     Debt:                                                               (thousands)
       10 3/4% Senior Secured Notes                               $300,000             $300,000
       9 7/8% Senior Subordinated Notes                            148,500              148,500
       13 1/2% Senior Subordinated Notes                            51,585               51,585
       Other debt                                                      850                  850
                                                                  --------             --------
     Total debt                                                    500,935              500,935
     Employee benefit plans                                         56,138               56,060
     Accounts payable                                               10,905               37,395
     Accrued interest on liabilities subject to compromise          78,874               33,201
     Accrued liabilities and other                                   7,887                8,374
                                                                  --------             --------
                                                                  $654,739             $635,965
                                                                  ========             ========

     The Debtors have incurred certain professional fees and other expenses directly associated with the bankruptcy cases. Such costs are classified as reorganization items, net in the accompanying condensed consolidated statement of operations for the quarter and three quarters ended October 1, 2006 and the three quarters ended October 2, 2005 and aggregated $3.7 million, $12.9 million and $2.1 million, respectively.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


2.   LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS (continued)

     Pursuant to the Bankruptcy Code, the Debtors have filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of September 19, 2005. On October 24, 2005, the Debtors mailed proof of claim forms to, among others, current and former employees, known creditors, vendors and other parties with whom the Debtors have previously conducted business. To the extent the recipients disagreed with the claim amounts or priorities set forth on the Debtors' schedules, or to the extent the claim amounts were scheduled by the Debtors as contingent, unliquidated or disputed, the recipient must have filed a proof of claim with the Debtors' claim agent, Bankruptcy Services, LLC. Differences between the amounts and/or priorities scheduled by the Debtors and claims filed by creditors have been and will continue to be investigated and resolved as part of the bankruptcy proceedings. If necessary, the Bankruptcy Court ultimately will determine liability amounts and priorities that will be allowed for these claims. The resolution of such claims could result in a material adjustment to the Company's financial statements.

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

                   Debtors' Condensed Combined Balance Sheets
                             (thousands - unaudited)

                                                              October 1,          January 1,
                                                                 2006                2006
     ASSETS                                                   ----------          ----------
     Current Assets:
       Cash and cash equivalents                              $   2,746           $   4,839
       Accounts receivable, net                                 192,706             184,608
       Inventories                                              117,738             105,903
       Other current assets                                      22,184              27,103
                                                              ---------           ---------
           Total current assets                                 335,374             322,453

     Property, plant and equipment, net                          94,899              99,830
     Other assets, net                                          165,185             166,750
                                                              ---------           ---------
     Total assets                                             $ 595,458           $ 589,033
                                                              =========           =========

     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
     Current Liabilities Not Subject to Compromise:
       Current maturities of long-term debt and
           revolving credit borrowings                        $ 144,596           $ 240,780
       Accounts payable                                         115,595              58,802
       Accrued liabilities                                       57,053              49,526
                                                              ---------           ---------
           Total current liabilities                            317,244             349,108

     Liabilities subject to compromise                          654,739             635,965

     Non-Current Liabilities Not Subject to Compromise:
       Long-term debt, net of current maturities                    214                 340
       Other noncurrent liabilities                              27,692              19,334
                                                              ---------           ---------
           Total liabilities                                    999,889           1,004,747

     Total stockholders' deficiency                            (404,431)           (415,714)
                                                              ---------           ---------
     Total liabilities and stockholders' deficiency           $ 595,458           $ 589,033
                                                              =========           =========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.   DEBTORS' FINANCIAL STATEMENTS (continued)

              Debtors' Condensed Combined Statements of Operations
                Quarter and Three Quarters Ended October 1, 2006
                             (thousands - unaudited)

                                                                       Quarter      Three Quarters
                                                                       --------     --------------
     Net sales                                                         $328,078       $1,005,298
     Cost of goods sold                                                 272,343          843,289
                                                                       --------       ----------
       Gross profit                                                      55,735          162,009
     Selling, general and administrative expenses                        22,314           58,160
     Restructuring credits and other                                       (733)            (195)
                                                                       --------       ----------
       Income from operations                                            34,154          104,044
     Interest and debt issuance expense                                 (21,725)         (74,652)
     Reorganization items, net                                           (3,622)         (12,695)
     Other                                                                   30               52
                                                                       --------       ----------
       Income before income taxes and
         equity in loss of non-debtor subsidiaries                        8,837           16,749
     Provision for income taxes                                             460              617
                                                                       --------       ----------
       Income before equity in loss of non-debtor subsidiaries            8,377           16,132
     Equity in loss of non-debtor subsidiaries                             (982)          (4,933)
                                                                       --------       ----------
     Net income                                                        $  7,395       $   11,199
                                                                       ========       ==========

              Debtors' Condensed Combined Statements of Operations
                Quarter and Three Quarters Ended October 2, 2005
                             (thousands - unaudited)


                                                                       Quarter     Three Quarters
                                                                       --------    --------------

    Net sales                                                          $296,550       $890,308
    Cost of goods sold                                                  277,662        825,059
                                                                       --------       --------
      Gross profit                                                       18,888         65,249
    Selling, general and administrative expenses                         17,319         52,051
    Gain on sale of assets                                                   19         29,767
    Restructuring and goodwill impairment charges                        18,403         32,445
                                                                       --------       --------
      Income (loss) from operations                                     (16,815)        10,520
    Interest and debt issuance expense                                  (22,533)       (62,765)
    Reorganization items, net                                            (2,046)        (2,046)
    Other                                                                  (952)        (1,970)
                                                                       --------       --------
      Loss from continuing operations before income taxes and
      equity in loss of non-debtor subsidiaries                         (42,346)       (56,261)
    Benefit for income taxes                                             (1,564)        (1,557)
                                                                       --------       --------
      Loss from continuing operations before equity in loss
      of non-debtor subsidiaries                                        (40,782)       (54,704)
    Equity in loss of non-debtor subsidiaries                            (1,871)       (10,900)
                                                                       --------       --------
    Loss from continuing operations                                     (42,653)       (65,604)
    Loss from discontinued operations                                    (6,939)        (9,508)
                                                                       --------       --------
      Net loss                                                         $(49,592)      $(75,112)
                                                                       ========       ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.   DEBTORS' FINANCIAL STATEMENTS (continued)

              Debtors' Condensed Combined Statements of Cash Flows
            Three Quarters Ended October 1, 2006 and October 2, 2005
                             (thousands - unaudited)

                                                                                   2006              2005
                                                                                 --------          ---------
     OPERATING ACTIVITIES:
     Net income (loss)                                                           $ 11,199          $(75,112)
     Adjustments required to reconcile net income (loss) to net cash provided by (used for) operating activities:
       Impairment charges                                                           1,584            42,185
       Depreciation and amortization                                               12,171            13,761
       Reorganization items                                                       (13,006)           (4,592)
       Change in working capital and other operating items                         90,067           (18,971)
                                                                                 --------          --------
        Net cash provided by (used for) operating activities                      102,015           (42,729)
                                                                                 --------          --------

     INVESTING ACTIVITIES
     Capital expenditures                                                          (6,315)           (4,172)
     Proceeds from sales of assets                                                    892            39,815
     Other                                                                         (2,702)           (1,774)
                                                                                 --------          --------
        Net cash provided by (used for) investing activities                       (8,125)           33,869
                                                                                 --------          --------

     FINANCING ACTIVITIES:
     Repayments of borrowings                                                     (96,411)         (233,963)
     Proceeds from DIP borrowings                                                       -           254,328
     Other                                                                            428           (11,836)
                                                                                 --------          --------
        Net cash provided by (used for) financing activities                      (95,983)            8,529
                                                                                 --------          --------

     NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (2,093)             (331)

     CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 4,839             3,151
                                                                                 --------          --------

     CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $  2,746          $  2,820
                                                                                 ========          ========

4.   EARNINGS (LOSS) PER SHARE

       The following table shows the amounts used in computing earnings (loss) from continuing operations per share.

                                                              Quarters Ended               Three Quarters Ended
                                                         ------------------------       --------------------------
                                                         October 1,    October 2,       October 1,      October 2,
                                                            2006          2005             2006            2005
                                                         ----------    ----------       ----------      ----------
                                                                    (thousands, except per share amounts)
     Basic:
       Income (loss) from continuing operations           $7,395        $(42,653)        $11,199        $(65,604)
                                                          ======        ========         =======        ========

       Weighted average common shares
         outstanding                                      24,575          24,510          24,532          24,509
                                                          ======        ========         =======        ========

       Income (loss) from continuing operations
         per share                                        $ 0.30        $  (1.74)        $  0.46        $  (2.67)
                                                          ======        ========         =======        ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.   EARNINGS (LOSS) PER SHARE (continued)

                                                              Quarters Ended               Three Quarters Ended
                                                         ------------------------       --------------------------
                                                         October 1,    October 2,       October 1,      October 2,
                                                            2006          2005             2006            2005
                                                         ----------    ----------       ----------      ----------
                                                                    (thousands, except per share amounts)
     Diluted:
       Income (loss) from continuing operations           $7,395        $(42,653)        $11,199        $(65,604)
                                                          ======        ========         =======        ========

       Weighted average common shares
         outstanding                                      24,575          24,510          24,532          24,509

       Incremental shares resulting from (a)
         Stock options                                       292               -             183               -
         Convertible preferred stock                       1,500               -           1,500               -
                                                          ------        --------         -------        --------

       Adjusted weighted average shares                   26,367          24,510          26,215          24,509
                                                          ======        ========         =======        ========

       Income (loss) from continuing operations
         per share                                        $ 0.28        $  (1.74)        $  0.43        $  (2.67)
                                                          ======        ========         =======        ========

(a) In the quarter and three quarters ended October 1, 2006, 1,451,450 and 2,297,056 outstanding options to purchase common stock, respectively, were not included in the earnings per share calculations because the exercise prices of the options were greater than the average market price. There is no dilution resulting from potential incremental shares in the quarter and three quarters ended October 2, 2005 because the Company had a net loss and the inclusion of potential incremental shares would be antidilutive. For the quarter and three quarters ended October 2, 2005, potential incremental shares included options to purchase shares of common stock (3,661,591 shares at October 2, 2005) and Series B Preferred Stock convertible into 1,500,000 shares of common stock.

5.   ACCOUNTING FOR STOCK-BASED COMPENSATION

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS No. 123R"). Effective for fiscal 2006, the Company adopted SFAS No. 123R which requires that all share-based awards granted after the adoption date be recognized as compensation expense using fair value measurements prescribed in SFAS No. 123R. Regarding share-based awards granted prior to the adoption date, the Company elected the modified prospective transition application which requires compensation expense associated with unvested and outstanding share-based grants (see Stock Option Plans below) to be recognized over their remaining service period.

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.   ACCOUNTING FOR STOCK-BASED COMPENSATION (continued)

                                                             Quarters Ended            Three Quarters Ended
                                                        ------------------------     -------------------------
                                                        October 1,    October 2,     October 1,      October2,
                                                           2006          2005           2006            2005
                                                        ----------    ----------     ----------      ---------
                                                                    (thousands, except per share amounts)
     Net earning (loss) as reported                       $7,395      $(49,592)       $11,199        $(75,112)
     Add:  Stock-based employee compensation
         expense included in reported net income
         (loss), net of tax provision (benefit)                -             8            686              14
     Deduct:  Stock-based employee compensation
         expense determined under the fair value
         based method, net of tax benefit                      -          (444)          (686)         (1,300)
                                                          ------      --------        -------        --------
     Net earnings (loss) proforma                         $7,395      $(50,028)       $11,199        $(76,398)
                                                          ======      ========        =======        ========

     Basic earnings (loss) per share
         As reported                                      $ 0.30      $  (2.02)      $   0.46        $  (3.06)
                                                          ======      ========       ========        ========
         Proforma                                         $ 0.30      $  (2.04)      $   0.46        $  (3.12)
                                                          ======      ========       ========        ========

     Diluted earnings (loss) per share
         As reported                                      $ 0.28      $  (2.02)      $   0.43        $  (3.06)
                                                          ======      ========       ========        ========
         Proforma                                         $ 0.28      $  (2.04)      $   0.43        $  (3.12)
                                                          ======      ========       ========        ========

     For 2006 and 2005 there were no net tax benefits due to the establishment of a valuation allowance on U. S. deferred tax assets.

     There were no stock options granted in the three quarters ended October 1, 2006. The weighted average fair value of the stock options granted in the three quarters ended October 2, 2005, was $1.10 determined using the assumptions listed below. There were no stock options granted in the quarter ended October 2, 2005.

                                                     Three Quarters Ended
                                                         October 2, 2005
                                                     --------------------
     Expected life in years                                     3.0
     Risk-free interest rate                                    3.68%
     Volatility                                               106.02%
     Dividend yield                                             0.00%

     Expected life was based on the Company's experience. The risk-free interest rate was based on the weighted average U.S. Treasury strip rates over the contractual term of the stock options. Volatility was based on a historical daily measurement matching the expected life of the option.

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

     The following table includes the activity for the first three quarters of 2006 and does not assume any potential changes to the common stock or the stock options of the Company related to emergence from bankruptcy.

                                                              First Three Quarters of  2006
                                                 -----------------------------------------------------------
                                                                               Weighted
                                                                Weighted       Average
                                                                Average        Remaining         Aggregate
                                                                Exercise       Contractual       Instrinsic
                                                  Shares          Price           Term              Value
                                                 ---------      --------       -----------       ----------
                                                                       (thousands)
     Outstanding at beginning of period          3,620,767       $4.30
     Granted                                             -       $   -
     Exercised (a)                                (187,668)      $1.58
     Forfeited/expired                          (1,436,232)      $4.02
                                                ----------

     Outstanding at end of period                1,996,867       $4.76            3.7 years        $957
                                                ==========

     Exercisable at end of period                1,238,694       $5.73            3.5 years        $201
                                                ==========

     Options expected to vest                    1,946,930       $4.81            3.7 years        $903
                                                ==========

(a) Aggregate intrinsic value from option exercises was $0.4 million. Cash proceeds from options exercised aggregated $0.1 million and proceeds in the form of the Company's common stock aggregated $0.2 million. The tax benefit related to option exercises was $0.1 million.

     Total unrecognized compensation cost related to unvested stock option awards was $0.4 million at October 1, 2006 and is expected to be recognized over a weighted-average period of 1.5 years.

6.     GAIN ON SALE OF ASSETS

     On April 29, 2005, the Company sold its rubber and felt carpet cushion businesses consisting principally of property, plant and equipment located at Cape Girardeau, MO and Newton, NC, inventories, and related goodwill to Leggett & Platt, Incorporated for net cash proceeds of $38.7 million. The property, plant and equipment, inventories and related goodwill had carrying values of $3.2 million, $2.8 million and $2.5 million, respectively. The net gain of $29.7 million, on which there is no tax impact, has been reflected on the accompanying condensed consolidated statement of operations for the three quarters ended October 2, 2005.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.   RESTRUCTURING CHARGES

     The   following   table  sets  forth  the   components   of  the  Company's
restructuring accruals and activity for the quarter and three quarters ended October 1, 2006:

                                                  Plant Closure      Personnel
                                       Total       and Leases       Reductions
                                       ----       -------------     ----------
                                                   (millions)
     Balance at July 3, 2006            $3.8           $0.5            $3.3
     Restructuring charges               1.5            1.5              -
     Cash spending                      (2.5)          (0.7)           (1.8)
                                        ----           ----            ----
     Balance at October 1, 2006         $2.8           $1.3            $1.5
                                        ====           ====            ====

     Balance at January 2, 2006         $1.0           $0.6            $0.4
     Restructuring charges               6.9            2.3             4.6
     Cash spending                      (5.1)          (1.6)           (3.5)
                                        ----           ----            ----
     Balance at October 1, 2006         $2.8           $1.3            $1.5
                                        ====           ====            ====

     Restructuring charges include $1.4 million and $5.8 million in the quarter and three quarters ended October 1, 2006, respectively, relating to the closure of two manufacturing facilities, including a foam pouring facility, located in Toronto, Canada. The provision includes severance required for a total workforce of approximately 177 employees.

     The restructuring charges also include $0.5 million in the three quarters ended October 1, 2006 of plant closing costs and severance for 78 employees at the Company's foam pouring facility in Orlando, Florida where foam production ceased in the second quarter. The remaining restructuring charges of $0.1 million and $0.6 million in the quarter and three quarters ended October 1, 2006 relate principally to facilities that produced consumer products.

8.   IMPAIRMENT CHARGES

     In the quarter and three quarters ended October 1, 2006, the Company recorded asset impairment charges for production facilities located in the United States and Canada aggregating $0.1 million and $1.6 million, respectively. In the quarter and three quarters ended October 2, 2005, the Company recorded asset impairment charges for property plant and equipment at certain production facilities aggregating $6.8 million and $13.8 million, respectively. The impairment charges were determined using fair value estimates and appraisals for similar assets. These impairment charges are included in cost of goods sold in the accompanying condensed consolidated statements of operations.

     Also in the quarter and three quarters ended October 2, 2005, the Company recorded impairment charges of $18.5 million and $35.5 million, respectively, for its Automotive Products goodwill. Automotive Products goodwill was fully impaired in the third quarter of 2005 upon completion of the second step of the goodwill impairment test required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.   DISCONTINUED OPERATIONS (continued)

     During the quarter ended July 2, 2006, the Company had lower sales than anticipated from consumer products due to the loss of certain customers. In addition, the Company is no longer pursuing certain new customers. The Company has reclassified its statements of operations for the quarter and three quarters ended October 2, 2005 to reflect the consumer products group as discontinued operations. The activities of the consumer products group are not material in 2006 as it is now expected that sales for the year will be less than $2.0 million and results of operations will not be significant.

     Results for the consumer products group for the quarter and three quarters ended October 2, 2005 were:

                                  Quarter                   Three Quarters
                                  -------                   --------------
                                (thousands of dollars, except per share amounts)
     Net Sales                    $ 7,367                      $24,180
     Gross Profit                 $(6,431)                     $(7,945)
     Net loss                     $(6,939)                     $(9,508)
     Net loss per share           $ (0.28)                     $ (0.39)

10.  INVENTORIES

     The components of inventories are listed below.

                                       October 1,            January 1,
                                          2006                  2006
                                       ----------            ----------
                                                 (thousands)
     Raw materials and supplies         $ 82,648              $ 74,886
     Work-in-process                      23,556                22,657
     Finished goods                       15,130                14,599
                                        --------              --------
       Total                            $121,334              $112,142
                                        ========              ========

11.    REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT

     The components of revolving credit borrowings and long-term debt are listed below.

                                               October 1,            January 1,
                                                  2006                  2006
                                               ----------            ----------
                                                         (thousands)
     Revolving credit borrowings (1)            $58,368              $154,566
                                                =======              ========

     DIP Term Loan (1)                          $80,000              $ 80,000
     Industrial revenue bonds (2)                 6,000                 6,000
     Other                                          442                   604
                                                -------              --------
                                                 86,442                86,604

     Less current portion                        86,228                86,238
                                                -------              --------

     Long-term debt                             $   214              $    366
                                                =======              ========

(1) Subsidiary debt of Foamex L.P., guaranteed by the Company, FMXI, Inc. and Foamex Canada.
(2)  Subsidiary debt of Foamex L.P.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11.  REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT (continued)

DIP Revolving Credit Facility

     On September 22, 2005, Foamex L.P. entered into a Debtor-in-Possession Credit Agreement (the "DIP Revolving Credit Facility") with a group of lenders to provide a revolving credit facility with a maximum availability of $240.0 million. The initial borrowing under the DIP Revolving Credit Facility was used to repay outstanding obligations under a prior credit facility and interest due under a term loan. The DIP Revolving Credit Facility includes a $40.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable, inventory, equipment, and real estate. At October 1, 2006 and January 1, 2006, Foamex L.P. had total available borrowings of $151.5 million and $53.6 million, respectively, and letters of credit outstanding of $23.1 million at October 1, 2006 under the facility. Substantially all of the assets of Foamex L. P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the DIP Revolving Credit Facility, as amended, bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At October 1, 2006 and January 1, 2006, the weighted average interest rates on borrowings were 7.14% and 7.42%, respectively. Margins were reduced in the second quarter of 2006 under an amendment to the DIP Revolving Credit Facility. All borrowings under the DIP Revolving Credit Facility will mature on the earlier of March 22, 2007 or the date that the Company emerges from Chapter 11. The DIP Revolving Credit Facility includes both a subjective acceleration clause and a lock box arrangement that requires all lock box receipts be used to repay revolving credit borrowings. Borrowings under the DIP Revolving Credit Facility are classified as current in the accompanying condensed consolidated balance sheets at October 1, 2006 and January 1, 2006.

DIP Term Loan

     On September 22, 2005, Foamex L.P. entered into a Debtor-in-Possession Credit Agreement (the "DIP Term Loan") with a group of lenders to provide an $80.0 million term loan. Proceeds from the DIP Term Loan were used to repay outstanding principal under a prior term loan. Borrowings under the DIP Term Loan, as amended, bear interest at a rate that is either (i) 3.375% plus the greater of the Base Rate, as defined, or 6.50% or (ii) at 5.375% plus the greater of the LIBOR rate or 3.00%. At October 1, 2006 and January 1, 2006, the weighted average interest rates were 10.71% and 14.29%, respectively. Margins were reduced under an amendment to the DIP Term Loan effective May 12, 2006. Borrowings under the DIP Term Loan are collateralized by the same collateral as the DIP Revolving Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the DIP Revolving Credit Facility and the DIP Term Loan. All borrowings under the DIP Term Loan will mature on the earlier of March 22, 2007 or the date that the Company emerges from Chapter 11. The DIP Term Loan may be repaid at any time by paying a prepayment premium initially set at 8% and declining ratably over a 48-month period. The DIP Term Loan is classified as current in the accompanying condensed consolidated balance sheets at October 1, 2006 and January 1, 2006.

Industrial Revenue Bond ("IRB")

     IRB debt includes a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At October 1, 2006 and January 1, 2006, the interest rates were 3.81% and 3.63%, respectively, on the bond. The maximum interest rate for the IRB is 15.0% per annum. If Foamex L.P. exercises its option to convert the bond to a fixed interest rate structure, the IRB is redeemable at the option of the bondholders. In addition, at any time prior to conversion to a fixed interest rate structure, bondholders upon notice to the bond trustee and the remarketing agent may place the bonds for sale. If the remarketing agent is not successful in reselling the bonds before settlement is due on bonds placed for sale, the bond trustee may draw on a letter of credit issued under the DIP Revolving Credit Facility to repay the bondholders for the bonds placed for sale until the bonds can be resold by the remarketing agent. Pursuant to this arrangement, the IRB has been classified as current in the accompanying condensed consolidated balance sheets at October 1, 2006 and January 1, 2006. The obligation is collateralized by certain assets, which have an approximate net carrying value of $4.5 million at October 1, 2006 and by a letter of credit in the amount of $6.3 million.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


11.  REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT (continued)

Debt Covenants

     The DIP Revolving Credit Facility and the DIP Term Loan (together, the "DIP Facilities") contain certain covenants that limit, among other things, the ability of the Company's subsidiaries (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interests, as defined,
(iv) to merge, consolidate or sell all or substantially all assets, or (v) to enter into certain transactions with affiliates or related persons. In addition, the DIP Facilities contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holders. Under the most restrictive of the distribution restrictions, the Company could be paid by its subsidiaries, as of October 1, 2006, funds only to the extent to enable the Company to meet its tax payment liabilities, subject to Bankruptcy Court approval if such payments constitute prepetition liabilities, and its normal operating expenses of up to $2.3 million during the term of the DIP Facilities, so long as no default or event of default has occurred.

     Under the DIP Facilities, the Company is subject to covenants, including an EBITDA, as defined, covenant beginning with the one month period ended October 30, 2005, a cumulative net cash flow, as defined, covenant beginning with the two-month period ending December 4, 2005, a leverage ratio covenant, and a capital expenditure restriction for twelve-month rolling periods beginning October 3, 2005. The cumulative EBITDA and net cash flow covenants have included an increasing number of months until they reached twelve months ended on October 1, 2006 and then will be the trailing twelve months thereafter through February 2007. The Company is in compliance with the EBITDA, cumulative net cash flow, leverage ratio and capital expenditure covenants as of and for the twelve months ended October 1, 2006. The DIP facilities also limit expenditures for certain prepetition and post petition liabilities, as defined, subject to Bankruptcy Court approval.

Maturities

     Scheduled maturities of revolving credit borrowings and long-term debt as of October 1, 2006 are shown below (thousands):

     2006                                      $     65
     2007                                       138,584
     2008                                           158
     2009                                             3
     2010                                             -
     Thereafter                                   6,000
                                               --------
     Total                                     $144,810
                                               ========

     The following debt issues were classified as liabilities subject to compromise in the condensed consolidated balance sheets as of October 1, 2006 and January 1, 2006:

10 3/4% Senior Secured Notes

     The 10 3/4% Senior Secured Notes were issued by Foamex L.P. and Foamex Capital Corporation (the "Issuers") on March 25, 2002 and are due on April 1, 2009. The notes are guaranteed on a senior basis by all of Foamex L.P.'s domestic subsidiaries that guarantee the DIP Revolving Credit Facility. The notes are secured on a second-priority basis (subject to permitted liens) by substantially the same collateral that secures the obligations under the DIP Revolving Credit Facility and the DIP Term Loan. The notes rank effectively junior to all senior indebtedness that is secured by first priority liens and senior in right of payment to all subordinated indebtedness. Interest is payable April 1 and October 1. The Issuers did not remit the interest payments due October 3, 2005, April 3, 2006 and October 2, 2006, but have continued to accrue interest at the default rate of 11.75% pursuant to the Bankruptcy Court order approving the borrowing under the DIP Revolving Credit Facility and the DIP Term Loan. The Bankruptcy Court has approved, and the Company has been paying, the monthly payment of interest at the 10.75% rate effective with interest earned beginning June 1, 2006. The notes could have been redeemed at the option

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


11.  REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT (continued)

of the Issuers, in whole or in part, at any time on or after April 1, 2006. The initial redemption was at 105.375% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after April 1, 2008.

     The Company does not believe that the payment of the Senior Secured Notes in accordance with the Amended Plan gives rise to any obligations to pay a redemption or other premium under the Indenture for the notes. On November 2, 2006, the Company commenced an adversary proceeding in the Bankruptcy Court seeking, among other things, a judicial determination that no redemption or other premium will be payable as a result of the Amended Plan's treatment of the Senior Secured Notes. There can be no assurance that the Bankruptcy Court or any other court of competent jurisdiction will agree with the Company.

9 7/8% Senior Subordinated Notes

     The 9 7/8% Senior Subordinated Notes (the "Notes") were issued by Foamex L.P. and Foamex Capital Corporation (the "Issuers") and are due on June 15, 2007. The notes represent uncollateralized general obligations of the Issuers and are subordinated to all Senior Debt, as defined in the Indenture. In the three quarters ended October 1, 2006, the Issuers accrued interest on the Notes of $17.7 million for the period from the bankruptcy filing date through October 1, 2006 at the contractually required default rate in accordance with SOP 90-7 as the Company believes it is now probable that such interest will be payable in the bankruptcy cases. The notes represent uncollateralized general obligations of the Issuers and are subordinated to all Senior Debt, as defined in the Indenture and are pari passu in right of payment to the 13 1/2% Senior Subordinated Notes (described below).

13 1/2% Senior Subordinated Notes

     The 13 1/2% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation (the "Issuers") and matured on August 15, 2005. The principal due of $51.6 million plus accrued and unpaid interest of $3.5 million were not paid resulting in the Issuers being in default under the 13 1/2% Senior Subordinated Notes. In the three quarters ended October 1, 2006, the Issuers accrued interest on the 13 1/2% Senior Subordinated Notes of $8.3 million for the period from the bankruptcy filing through October 1, 2006 at the contractually required default rate in accordance with SOP 90-7 as the Company believes it is now probable that such interest will be an allowed claim in the bankruptcy case. The notes represent uncollateralized general obligations of the Issuers and are subordinated to all Senior Debt, as defined in the Indenture and are pari passu in right of payment to the 9 7/8% Senior Subordinated Notes (described above).

12.  RETIREE BENEFIT PLANS

     Components of net periodic pension benefit cost are listed below:

                                                         Quarters Ended               Three Quarters Ended
                                                     --------------------------     ------------------------
                                                     October 1,      October 2,     October 1,    October 2,
                                                        2006            2005           2006          2005
                                                     ----------      ----------     ----------    ----------
                                                                            (thousands)
     Service cost                                       $1,270         $1,347         $3,966       $4,037
     Interest cost                                       2,006          1,956          6,169        5,857
     Expected return on plan assets                     (2,096)        (1,960)        (6,415)      (5,869)
     Amortization of transition assets                     (18)           (19)           (56)         (56)
     Amortization of prior service benefit                 (21)           (28)           (66)         (84)
     Amortization of net loss                              774            787          2,408        2,359
                                                        ------         ------         ------       ------
     Net periodic pension benefit cost                  $1,915         $2,083         $6,006       $6,244
                                                        ======         ======         ======       ======

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12.  RETIREE BENEFIT PLANS (continued)

     The Company anticipates pension plan contributions of $16.0 million for fiscal 2006. During the quarter and three quarters ended October 1, 2006, the Company contributed $7.6 million and $12.8 million, respectively. The U. S. plan liability is a contingent general unsecured claim and could be compromised with the Pension Benefit Guaranty Corporation ("PBGC") in the Chapter 11 process. However, it is the Company's intent in its Amended Plan of reorganization to honor its current accrued benefit obligation and not to revert any of the obligation back to the PBGC. The PBGC is a member of the Creditors Committee in the bankruptcy cases.

13.  INCOME TAXES

     The net tax provision for the three quarters ended October 1, 2006 includes alternative minimum taxes and certain state and foreign taxes. Tax benefits for restructuring charges in Canada were recognized to the extent of the availability of tax loss carrybacks.

     The Company has not provided any U. S. income tax expense in the quarter and three quarters ended October 1, 2006 because it believes it will be able to utilize net operating loss carryforwards ("NOLs") that aggregated approximately $305.1 million at January 1, 2006, based on the fiscal 2005 tax returns as filed, to fully offset U. S. taxable income for the year 2006 and therefore reverse a portion of its valuation allowance for U. S. deferred tax assets. As discussed in note 1, the Company has obtained an order of the U. S. Bankruptcy Court establishing certain notice and hearing procedures that are designed to give the Company an opportunity to prevent trading in the Company's equity securities from triggering an ownership change as defined in Internal Revenue Code Section 382 ("IRC Section 382"). Such an ownership change could significantly limit the availability of NOLs to offset U. S. taxable income from the date of an ownership change and result in a higher effective tax rate and cash payments for income taxes.

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

     Although consummation of the rights offering may result in an ownership change under IRC Section 382, because such ownership change will be pursuant to the Amended Plan, certain more favorable rules should be applicable and the Company does not expect that its ability to use its NOLs will be significantly affected.

14.  COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are listed below.

                                                         Quarters Ended               Three Quarters Ended
                                                     --------------------------     ------------------------
                                                     October 1,      October 2,     October 1,    October 2,
                                                        2006            2005           2006          2005
                                                     ----------      ----------     ----------    ----------
                                                                            (thousands)
     Net income (loss)                                 $7,395       $(49,592)        $11,199      $(75,112)
     Minimum pension adjustment                             -              -          (2,532)            -
     Foreign currency translation adjustments             764          1,141           1,822         1,081
                                                       ------       --------        --------      --------
     Total comprehensive income (loss)                 $8,159       $(48,451)       $ 10,489      $(74,031)
                                                       ======       ========        ========      ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

15.  SEGMENT RESULTS

     Foam  Products  manufactures  and  markets  cushioning  foams for  bedding, furniture, recreational and consumer applications. Carpet Cushion Products manufactures and distributes rebond and prime carpet padding. Automotive Products supplies foam products and laminates to major tier one suppliers and original equipment manufacturers. Technical Products manufactures and markets reticulated and other specialty foams used for reservoiring, filtration, gasketing and sealing applications. The "Other" column in the table below includes corporate expenses not allocated to other business segments, restructuring charges, impairment charges, and gains on sales of assets. As of January 2, 2006, responsibility for manufacturing operations in Mexico City was assumed by Automotive Products. Data in the table below for the Automotive Products and Other Segments for the quarter and three quarters ended October 2, 2005 has been adjusted for comparative purposes.

     Segment results are presented below.

                                                   Carpet
                                         Foam      Cushion      Automotive   Technical
                                       Products    Products      Products     Products       Other         Total
                                       --------    --------     ----------   ----------    ---------     -----------
Quarter ended October 1, 2006                                     (thousands)
-----------------------------
Net sales                              $137,455    $ 66,080      $ 97,624     $ 34,491     $     11      $  335,661
Income (loss) from operations          $ 27,223    $ 10,161      $  4,515     $  9,913     $(19,373)     $   32,439
Depreciation and amortization          $  1,516    $    245      $    868     $    660     $  1,277      $    4,566

Quarter ended October 2, 2005
-----------------------------
Net sales                              $144,919    $ 42,846      $ 95,585     $ 31,180     $    258      $  314,788
Income (loss) from operations          $ 10,612    $    519      $  1,446     $  7,907     $(39,532)     $  (19,048)
Depreciation and amortization          $  1,926    $    425      $  1,041     $    571     $  1,055      $    5,018

Three Quarters ended October 1, 2006
-------------------------------------
Net sales                              $454,175    $160,734      $321,525     $109,749     $    324      $1,046,507
Income (loss) from operations          $ 92,933    $  8,489      $ 20,033     $ 30,100     $(54,178)     $   97,377
Depreciation and amortization          $  4,781    $    735      $  2,891     $  1,854     $  3,754      $   14,015

Three quarters ended October 2, 2005
-------------------------------------
Net sales                              $432,936    $134,886      $287,546     $ 93,387     $   (899)     $  947,856
Income (loss) from operations          $ 27,185    $ (1,199)     $  9,258     $ 23,130     $(61,435)     $   (3,061)
Depreciation and amortization          $  5,521    $  2,043      $  3,336     $  1,727     $  3,035      $   15,662

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

     As a consequence of the Debtor's bankruptcy filings, all pending litigation against the Debtors was stayed automatically by Section 362 of the Bankruptcy Code and, absent further order of the Bankruptcy Court, no party may take any action to recover on pre-petition claims against the Debtors. In addition, pursuant to Section 365 of the Bankruptcy Code, the Debtors may reject or assume prepetition executory contracts and unexpired leases, and other parties to contracts or leases that are rejected may assert rejection damage claims as permitted by the Bankruptcy Code.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

16.    COMMITMENTS AND CONTINGENCIES (continued)

     In July 2001, Foamex L.P. purchased certain assets, but did not assume any liabilities, related to the manufacture and sale of a variety of polyurethane products from a group of sellers, including General Foam Corporation ("GFC"). PMC, Inc. ("PMC"), the parent of GFC, served as guarantor under the asset purchase agreement memorializing the sale. The guarantee, for the benefit of the Company, covered the performance of all terms, conditions, covenants and indemnities required to be performed by the sellers (including GFC) under the agreement.

     Foamex L.P. is party to certain disputes relating to a fire at a nightclub in West Warwick, Rhode Island in February 2003. The fire destroyed the nightclub killing 100 persons and injuring over 100 others. Foamex L.P. and several of its affiliates are named as defendants, along with more than 50 other defendants, in certain litigation concerning the fire. The ensuing litigation comprising numerous cases has been consolidated in a single case, Gray v. Derderian, Case No. 04-312L (the "Litigation"), before the United States District Court for the District of Rhode Island. Plaintiffs have also filed proofs of claim in the Company's bankruptcy cases. Foamex L.P. is named in these cases solely as an alleged successor to GFC, a defendant in the Litigation. In addition to other foam manufacturing defendants in the Litigation, GFC is alleged to have manufactured and sold polyurethane foam to a foam fabricator in Rhode Island. The foam fabricator is alleged to have then sold the foam at issue to the nightclub. The foam was among other building materials alleged to have caught fire when pyrotechnics were set off inside the nightclub.

     The Litigation is in its early stages and is presently stayed as against the Company due to the Company's bankruptcy filing. The Company believes that there are multiple defenses to (i) the claims against GFC, and (ii) the successor claim against the Company. The Company intends to continue vigorously defending itself in the Litigation. The Company also believes that, if GFC is held liable for monetary damages in the Litigation, GFC is unable to satisfy that obligation and the Company is found to have liability as a successor to GFC, there is likely to be adequate insurance available to the Company to cover such liability. However, there can be no assurance that the defenses available to GFC or to the Company as an alleged successor will prevail. In addition, there can be no assurance that, if GFC is held liable for monetary damages in the Litigation, GFC will be able to satisfy that obligation through its insurance or assets or that the liability insurance available to the Company will be sufficient to cover any potential liability to the Company, if it were to be found to be a successor to GFC.

     The Company has incurred fees and costs in defense of the Litigation and neither GFC nor PMC has honored the Company's demand for reimbursement of fees and costs, as was agreed to under the asset purchase agreement. Therefore, in November 2005, the Company filed an adversary proceeding (the "PMC Litigation") in the bankruptcy case against PMC alleging, among other claims, that PMC breached its obligations under the asset purchase agreement by failing to reimburse the Company for its costs related to the defense of the Litigation.

     On October 4, 2006, the parties to the PMC Litigation agreed, subject to Bankruptcy Court approval and certain other conditions, to a settlement of the PMC Litigation and the Company filed a motion in the Bankruptcy Court seeking approval. The settlement resolves the PMC Litigation in its entirety and will result in the recovery of the vast majority of the Company's costs and fees expended thus far defending the Litigation and up to an aggregate of $2.5 million in future costs and fees, but does not settle any disputes as to any PMC obligations under the indemnity for the underlying liability, which is subject to the same $2.5 million indemnity cap. The settlement was approved by the Bankruptcy Court on October 19, 2006.

     As of October 1, 2006, the Company had accrued approximately $1.2 million for litigation and other legal matters in addition to the environmental matters discussed below. Litigation claims are liabilities subject to compromise that are capable of being treated as allowed general unsecured claims or as unliquidated claims to be determined and satisfied by the reorganized Foamex in the ordinary course of business under a plan of reorganization.

Environmental and Health and Safety

     The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances,

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


16.  COMMITMENTS AND CONTINGENCIES (continued)

the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of October 1, 2006, the Company had accruals of approximately $2.2 million for environmental matters, including approximately $2.0 million related to remediating and monitoring soil and groundwater contamination and approximately $0.2 million related to sites where it has been designated as a Potentially Responsible Party, or "PRP", by the EPA or a state authority, and other matters. The PRP sites are liabilities subject to compromise and the Company believes they will be treated as general unsecured claims under a plan of reorganization. Additional losses, if any, in excess of amounts currently accrued, cannot be reasonably estimated at this time. If there are additional matters or if our current estimates are incorrect, there could be a material adverse effect on the Company's financial position, results of operations and cash flows.

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

     The Company has reported to the appropriate state authorities that it had found soil and/or groundwater contamination in excess of state standards at certain locations. Six sites are currently in various stages of investigation or remediation. Accordingly, the extent of contamination and the ultimate liability is not known with certainty for all sites.

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

     We continue to operate our business and manage our property as a debtor in possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. On September 29, 2005, the United States Trustee for the District of Delaware appointed an official committee of unsecured creditors in these Chapter 11 cases (the "Creditors' Committee"). The Creditors' Committee is currently comprised of The Bank of New York, the Pension Benefit Guaranty Corporation, Newcastle Partners, LP, Shell Chemicals L.P., and Donovan Williams. At a hearing held on September 20, 2005, the Bankruptcy Court granted various first day motions for relief designed to stabilize our operations and business relationships with customers, vendors, employees and others, and entered orders granting permission to, among other things, pay employee salaries, wages and benefits; pay amounts owing in connection with workers' compensation and other insurance policies; utilize our existing cash management systems; continue our customer programs; pay vendors for certain critical goods and services provided prior to September 19, 2005 and; access, on an interim basis, up to $221 million of a $240 million debtor-in-possession (DIP) revolving credit facility and $80 million of a DIP term loan. A portion of the proceeds of the debtor-in-possession revolving credit facility and all of the proceeds of the DIP term loan facility were used to repay Foamex L.P.'s prepetition revolving credit and term loan facilities. On October 17, 2005, the Bankruptcy Court granted final approval of the $240 million DIP credit facility and the $80 million DIP term loan.

     On November 17, 2005, the Bankruptcy Court approved a motion authorizing a key executive retention program (the "KERP"). The KERP pertained to 77 individuals who may receive cash distributions aggregating up to $3.2 million. In addition, in lieu of a portion of the cash distributions aggregating up to $0.4 million, certain participants were designated to receive, at the discretion of the Board of Directors of the reorganized Foamex, common stock of the reorganized Foamex, at a price per share that reflects the value of the reorganized Foamex's equity on the effective date of the plan of reorganization. Distributions under the KERP are generally to be made on or around certain milestone dates during the Chapter 11 cases and on and subsequent to the effective date of the plan of reorganization. Cash distributions pursuant to the KERP, aggregating $0.4 million, were paid in December 2005 and additional amounts aggregating $1.1 million were paid in February and March 2006. The common stock distributions, if any, will be made at the six month and one year anniversaries of the effective date of the plan of reorganization. The KERP also includes an additional $0.5 million discretionary cash pool to address specific employment matters and unanticipated needs that may arise during the Chapter 11 cases.

     We have notified all known or potential creditors of the Chapter 11 filings for the purposes of identifying and quantifying all prepetition claims. The Chapter 11 filings triggered defaults on substantially all of our debt and lease obligations. Subject to certain exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to September 19, 2005. On October 18, 2005, the Bankruptcy Court entered an order (the "Bar Date Order") requiring any person or entity holding or asserting a prepetition claim(s) against the Debtors to file a written proof of claim with the Debtors' claims processing agent on or before December 8, 2005 (the "Bar Date"), and, for Governmental Units (as defined in the Bankruptcy Code) holding a prepetition claim(s) against the Debtors' on or before March 20, 2006. With certain enumerated exceptions, the Bar

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Date Order further provides that any person or entity which fails to timely file a proof of claim will, among other things, be forever barred, estopped and enjoined from asserting a prepetition claim against the Debtors.

     To exit Chapter 11, we must obtain confirmation by the Bankruptcy Court of a Chapter 11 plan. On December 23, 2005, we filed a Disclosure Statement and Proposed Plan of Reorganization (the "Original Plan") with the Bankruptcy Court. The Original Plan contemplated a financial restructuring that would have resulted in a reduction of approximately $500 million of total debt from prepetition amounts, largely through the conversion of the Senior Secured Notes into 100% of the new common stock of the reorganized Foamex, subject to dilution, and the issuance of warrants to holders of Senior Subordinated Notes. As a result of our improved financial performance, we did not pursue confirmation of the Original Plan.

     On October 23, 2006, we filed an amended disclosure statement and an amended plan (the "Amended Plan") with the Bankruptcy Court, which amended and superseded in all respects the original disclosure statement and Original Plan, respectively. The Amended Plan provides for the full repayment of all allowed claims, including all prepetition debt. Our total debt upon emergence from bankruptcy will be approximately $120.0 million less than our total debt upon filing for bankruptcy. The terms of the Amended Plan include the following:

     o    payment  in  full  in  cash  to  holders  of  allowed   administrative
          debtor-in-possession financing claims in an amount equal to their claims;

     o payment in full in cash to the holders of allowed (a) priority tax claims, (b) other priority claims and (c) other secured claims in an amount equal to their claims plus post-petition interest;

     o payment in full in cash to the holders of the Senior Secured Notes, in addition to any deemed receipt of their pro rata share of the Senior Secured Notes adequate protection payments, in an amount equal to their Senior Secured Note claims plus post-petition interest;

     o payment in full in cash to the holders of the Senior Subordinated Notes in an amount equal to their Senior Subordinated Notes claims plus post-petition interest;

     o payment in full in cash to holders of allowed general unsecured claims in an amount equal to their allowed general unsecured claims plus post-petition interest;

     o unliquidated claims shall be determined and satisfied in the ordinary course of business by the reorganized Foamex, without the need for bankruptcy court approval, including, where applicable, through access to available insurance;

     o    allowing   holders  of  equity   interests  in  the  Company  and  its
          subsidiaries to retain such interests; and

     o each share of the Series B preferred stock to the extent still outstanding immediately prior to the effective date of the Amended Plan shall be converted into 100 shares of common stock.

     In order to finance the Amended Plan, we have obtained a commitment for new senior secured credit facilities which are expected to provide for aggregate maximum borrowings of up to $790.0 million, including $615.0 million under term loan facilities, comprised of $425.0 million under a first lien term loan facility with a six-year maturity and $190.0 million under a second lien term loan facility with a seven-year maturity, and a revolving credit facility providing for up to $175.0 million of revolving loans outstanding at any time (including up to $45.0 million available for letters of credit) with a five-year maturity. We expect to draw approximately $634.0 million under the new senior secured credit facilities to fund the Amended Plan.

     In addition, we plan to offer rights to existing stockholders to purchase up to 2.56 shares of our common stock for $2.25 per share. Five of our existing significant stockholders have committed to fund any shortfall between

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

$150.0 million and the actual proceeds of the rights offering through the purchase of either new preferred or common stock. The net proceeds from the rights offering and the shares purchased by the five significant stockholders will also be used to fund the Amended Plan.

     On October 13, 2006, we filed a motion with the Bankruptcy Court seeking approval (i) to enter into and perform under the above-described financing commitments and related documents, (ii) to commence the rights offering to obtain equity financing, (iii) to pay certain premiums, fees and expenses related to the financing commitments and (iv) to modify the DIP credit facilities to permit the foregoing. A hearing on the motion is scheduled for November 21, 2006.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED OCTOBER 1, 2006 COMPARED TO THE QUARTER ENDED OCTOBER 2, 2005

                                                   Carpet
                                         Foam      Cushion      Automotive   Technical
                                       Products    Products      Products     Products       Other         Total
                                       --------    --------     ----------   ----------    ---------     -----------
Quarter ended October 1, 2006                                     (thousands)
-----------------------------
Net sales                              $137,455    $ 66,080      $ 97,624     $ 34,491     $     11      $  335,661
Income (loss) from operations          $ 27,223    $ 10,161      $  4,515     $  9,913     $(19,373)     $   32,439
Depreciation and amortization          $  1,516    $    245      $    868     $    660     $  1,277      $    4,566
Income (loss) from operations
   as a percentage of net sales            19.8%       15.4%          4.6%        28.7%        n.m.*            9.7%

Quarter ended October 2, 2005
-----------------------------
Net sales                              $144,919    $ 42,846      $ 95,585     $ 31,180     $    258      $  314,788
Income (loss) from operations          $ 10,612    $    519      $  1,446     $  7,907     $(39,532)     $  (19,048)
Depreciation and amortization          $  1,926    $    425      $  1,041     $    571     $  1,055      $    5,018
Income (loss) from operations
   as a percentage of net sales             7.3%        1.2%          1.5%        25.4%        n.m.*           (6.1)%

* not meaningful

     As of January 2, 2006, responsibility for manufacturing operations in Mexico City was assumed by Automotive Products. Data in the table above for the Automotive Products and Other Segments for the quarter ended October 2, 2005 has been adjusted for comparative purposes.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Income from Operations

     Net sales for the quarter ended October 1, 2006 increased 7% to $335.7 million from $314.8 million in the quarter ended October 2, 2005. The increase was primarily due to higher net sales in the Carpet Cushion operating segment as a result of higher selling prices.

     Gross profit was $56.6 million, or 16.9% of net sales, in the quarter ended October 1, 2006 compared to $19.9 million, or 6.3% of net sales, in the 2005 period. Selling price increases implemented in the fourth quarter of 2005 have allowed us to recover increases in raw material costs that are more than 40% since the quarter ended October 2, 2005, plus previously unrecovered raw material cost increases. In addition, operating efficiencies and yield improvements contributed to higher margins in 2006. Gross profit was reduced by asset impairment charges of $6.8 million in 2005.

     Income from operations for the quarter ended October 1, 2006 was $32.4 million, or 9.7% of net sales, a $51.5 million increase from a loss from operations of $19.0 million, or 6.1% of net sales, reported during the 2005 period due primarily to the $36.7 million increase in gross profit. Selling, general and administrative expenses increased $2.4 million, or 12%, primarily due to the accrual of incentive compensation under a plan approved by the Bankruptcy Court on October 30, 2006. The 2006 period included restructuring charges of $1.5 million and the 2005 period included a goodwill impairment charge of $18.5 million.

     Foam Products

     Foam Products net sales for the quarter ended October 1, 2006 decreased 5% to $137.5 million from $144.9 million in the 2005 period primarily due to a decrease in overall volume of more than 35%, partially offset by average selling price increases of more than 50%. Most of the selling price increases were implemented in the fourth quarter of 2005. Income from operations increased $16.6 million to $27.2 million in the quarter ended October 1, 2006 from $10.6 million in the 2005 period. Higher selling prices and a higher percentage of sales of specialty foams were partially offset by the decrease in overall volume and raw material cost increases of more than 40% since the 2005 period. Income from operations was 19.8% of net sales in 2006, up from 7.3% of net sales in 2005.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the quarter ended October 1, 2006 increased 54% to $66.1 million from $42.8 million in the 2005 period due to a more than 80% increase in average selling prices to offset scrap and other raw material cost increases partially offset by a 16% decrease in volume. Income from operations was $10.2 million in the quarter ended October 1, 2006 compared to $0.5 million in the 2005 period as higher selling prices more than offset higher material costs. We expect income from operations to be significantly lower in the 2006 fourth quarter and early in 2007 as both selling prices and volume are declining, partially due to softness in the housing industry. Income from operations was 15.4% of net sales in 2006 and 1.2% of net sales in 2005.

     Automotive Products

     Automotive Products net sales for the quarter ended October 1, 2006 increased 2% to $97.6 million from $95.6 million in the 2005 period as a result of increased selling prices partially offset by lower volume. We expect net sales to increase beginning in 2007 as a result of a new contract with a major customer. Income from operations increased $3.1 million to $4.5 million primarily due to higher selling prices that offset raw material cost increases since the beginning of 2005 and to operating efficiencies at our facility in Mexico City. Income from operations represented 4.6% of net sales in 2006 and 1.5% of net sales in 2005.

     Technical Products

     Net sales for Technical Products for the quarter ended October 1, 2006 increased 11% to $34.5 million from $31.2 million in the 2005 period, primarily due to higher selling prices. Income from operations increased $2.0

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

million to $9.9 million in 2006 compared to $7.9 million in 2005 as the sales increase was partially offset by higher raw material costs. Income from operations represented 28.7% of net sales in 2006 compared to 25.4% of net sales in 2005.

     Other

     Other primarily consists of corporate expenses not allocated to business segments, restructuring charges, impairment charges and gains on sales of assets. The loss from operations was $19.4 million in 2006, which included $1.5 million of restructuring charges, and $39.5 million in 2005, which included goodwill and asset impairment charges of $18.5 million and $6.8 million, respectively.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $21.7 million in the quarter ended October 1, 2006, which represented a 4% decrease from the 2005 period expense of $22.5 million due primarily to lower interest rates on lower revolving credit borrowings, partially offset by higher interest on subordinated debt due to contractually required higher interest rates.

     Other Income (Expense), Net

     Other income, net was $0.3 million for the quarter ended October 1, 2006 compared to other expense, net of $1.1 million for the quarter ended October 2, 2005.

     Reorganization Items, Net

     On September 19, 2005, we filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. During the quarter ended October 1, 2006, we incurred professional fees associated with the bankruptcy resulting in net expense of $3.7 million. During the quarter ended October 2, 2005, we adjusted the carrying values of certain prepetition debt, including related debt issuance costs and deferred credits, incurred professional fees associated with the bankruptcy, and recorded gains from the rejection of certain leases and other contracts. These reorganization items resulted in net expense of $2.1 million.

     Income Taxes

     Other than U. S. alternative minimum taxes and certain state taxes, we have not provided any U. S. income tax expense in the quarter ended October 1, 2006 because we believe we will be able to utilize net operating loss carryforwards ("NOLs") that aggregated approximately $305.1 million at January 1, 2006, based on fiscal 2005 tax returns as filed, to fully offset U. S. taxable income for the year 2006 and therefore reverse a portion of our valuation allowance for U.
S. deferred tax assets.  As discussed above, we have obtained an order of the U.
S. Bankruptcy Court establishing certain notice and hearing procedures that are designed to give us an opportunity to prevent trading in our equity securities from triggering an ownership change as defined in Internal Revenue Code Section 382 ("IRC Section 382"). Such an ownership change could significantly limit the availability of NOLs to offset U. S. taxable income from the date of an ownership change and result in a higher effective tax rate and cash payments for income taxes.

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

     Although consummation of the rights offering may result in an ownership change under IRC Section 382, because such ownership change will be pursuant to the Amended Plan, certain more favorable rules should be applicable and we do not expect that our ability to use our NOLs will be significantly affected.

RESULTS OF OPERATIONS FOR THE THREE QUARTERS ENDED OCTOBER 1, 2006 COMPARED TO THE THREE QUARTERS ENDED OCTOBER 2, 2005.

                                                   Carpet
                                         Foam      Cushion      Automotive   Technical
                                       Products    Products      Products     Products       Other         Total
                                       --------    --------     ----------   ----------    ---------     -----------
Three Quarters ended October 1, 2006                       (dollars in thousands)
------------------------------------
Net sales                              $454,175    $160,734      $321,525     $109,749     $    324      $1,046,507
Income (loss) from operations          $ 92,933    $  8,489      $ 20,033     $ 30,100     $(54,178)     $   97,377
Depreciation and amortization          $  4,781    $    735      $  2,891     $  1,854     $  3,754      $   14,015
Income (loss) from operations
   as a percentage of net sales            20.5%        5.3%          6.2%        27.4%       n.m.*             9.3%

Three quarters ended October 2, 2005
-------------------------------------
Net sales                              $432,936    $134,886      $287,546     $ 93,387     $   (899)     $  947,856
Income (loss) from operations          $ 27,185    $ (1,199)     $  9,258     $ 23,130     $(61,435)     $   (3,061)
Depreciation and amortization          $  5,521    $  2,043      $  3,336     $  1,727     $  3,035      $   15,662
Income (loss) from operations
   as a percentage of net sales             6.3%       (0.9)%         3.2%        24.8%       n.m.*            (0.3)%

*not meaningful

     As of January 2, 2006, responsibility for manufacturing operations in Mexico City was assumed by Automotive Products. Data in the table above for the Automotive Products and Other Segments for the three quarters ended October 2, 2005 has been adjusted for comparative purposes.

Income from Operations

     Net sales for the three quarters ended October 1, 2006 increased 10% to $1,046.5 million from $947.9 million in the three quarters ended October 2, 2005. The increase included higher net sales in all operating segments primarily as a result of higher selling prices.

     Gross profit was $165.1 million, or 15.8% of net sales, in the three quarters ended October 1, 2006 compared to $62.7 million, or 6.6% of net sales, in the 2005 period. Selling price increases implemented in the fourth quarter of 2005 have allowed us to recover increases in raw material costs that are more than 40% since the three quarters ended October 2, 2005, plus previously unrecovered raw material cost increases. In addition, operating efficiencies and yield improvements contributed to higher margins in 2006. Gross profit was reduced by asset impairment charges of $1.6 million in 2006 and $13.8 million in 2005.

     Income from operations for the three quarters ended October 1, 2006 was $97.4 million, or 9.3% of net sales, a $100.4 million increase from a loss from operations of $3.1 million, or 0.3% of net sales, reported during the 2005 period primarily due to the increased gross profit. Selling, general and administrative expenses increased $2.1 million, or 4%, primarily due to the accrual of incentive compensation under a plan approved by the Bankruptcy Court on October 30, 2006. The 2006 period included $6.9 million of restructuring charges related to the closure of

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

manufacturing facilities, while the 2005 period included a $29.7 million gain from the sale of our rubber and felt carpet cushion businesses and goodwill impairment charges of $35.5 million.

     Foam Products

     Foam Products net sales for the three quarters ended October 1, 2006 increased 5% to $454.2 million from 432.9 million in the 2005 period, primarily due to average selling price increases of more than 55%, partially offset by a more than 30% decrease in overall volume. Most of the selling price increases were implemented in the fourth quarter of 2005. Income from operations increased $65.7 million to $92.9 million in the three quarters ended October 1, 2006 from $27.2 million in the 2005 period. Higher selling prices and a higher percentage of sales of specialty foams were partially offset by the decrease in overall volume and raw material cost increases of more than 40% since the 2005 period. Income from operations was 20.5% of net sales in 2006, up from 6.3% of net sales in 2005.

     Carpet Cushion Products

     Carpet Cushion Products net sales for the three quarters ended October 1, 2006 increased 19% to $160.7 million from $134.9 million in the 2005 period due to a more than 40% increase in average selling prices to offset scrap and other raw material cost increases, partially offset by the loss of $13.3 million of net sales from the rubber and felt carpet cushion businesses sold on April 29, 2005 and lower volumes in the remaining business. Income from operations was $8.5 million in the three quarters ended October 1, 2006, compared to a $1.2 million loss from operations in the 2005 period as selling price increases more than offset higher material costs and lower volume. Income from operations was 5.3% of net sales in 2006, compared to a loss of 0.9% of net sales in 2005.

     Automotive Products

     Automotive Products net sales for the three quarters ended October 1, 2006 increased 12% to $321.5 million from $287.5 million in the 2005 period due primarily to increased selling prices. Income from operations increased $10.8 million to $20.0 million primarily due to higher selling prices that offset raw material cost increases since the beginning of 2005 and operating efficiencies at our facility in Mexico City. Income from operations represented 6.2% of net sales in 2006 and 3.2% of net sales in 2005.

     Technical Products

     Net sales for Technical Products for the three quarters ended October 1, 2006 increased 18% to $109.7 million from $93.4 million in the 2005 period, primarily due to higher selling prices. Income from operations increased $7.0 million to $30.1 million in 2006 compared to $23.1 million in 2005 as the sales increase was partially offset by higher raw material costs. Income from operations represented 27.4% of net sales in 2006 compared to 24.8% of net sales in 2005.

     Other

     Other primarily consists of corporate expenses not allocated to business segments, restructuring charges, impairment charges and gains on sales of assets. The loss from operations was $54.2 million in 2006, which included $6.9 million of restructuring charges and $1.6 million of asset impairment charges, and $61.4 million in 2005 which included a $29.7 million gain from the sale of our rubber and felt carpet cushion businesses, goodwill and asset impairment charges of $35.5 million and $13.8 million, respectively, and restructuring charges of $0.6 million.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $74.7 million in the three quarters ended October 1, 2006, which represented a 19% increase from the 2005 period expense of $62.8 million. The increase reflected higher

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


amortization of debt issuance cost and the accrual of $6.5 million of interest on subordinated debt for the period from September 19, 2005 through January 1, 2006 in accordance with SOP 90-7, as we believe it is now probable that such interest will be an allowed claim in our bankruptcy case.

     Other Income (Expense), Net

     Other expense, net was $0.8 million for the three quarters ended October 1, 2006 compared to other expense, net of $1.9 million for the three quarters ended October 2, 2005.

     Reorganization Items, Net

     On September 19, 2005, we filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. During the three quarters ended October 1, 2006 we incurred professional fees associated with the bankruptcy resulting in net expense of $12.9 million. During the three quarters ended October 2, 2005, we adjusted the carrying values of certain prepetition debt, including related debt issuance costs and deferred credits, incurred professional fees associated with the bankruptcy, and recorded gains from the rejection of certain leases and other contracts. These reorganization items resulted in net expense of $2.1 million.

     Income Taxes

     The net tax provision for the three quarters ended October 1, 2006 includes alternative minimum taxes and certain state and foreign taxes. Tax benefits for restructuring charges in Canada were recognized to the extent of the availability of tax loss carrybacks.

     We have not provided any U. S. income tax expense in the three quarters ended October 1, 2006 because we believe we will be able to utilize net operating loss carryforwards ("NOLs") that aggregated approximately $305.1 million at January 1, 2006, based on fiscal 2005 tax returns as filed, to fully offset U. S. taxable income for the year 2006 and therefore reverse a portion of our valuation allowance for U. S. deferred tax assets. As discussed above, we have obtained an order of the U. S. Bankruptcy Court establishing certain notice and hearing procedures that are designed to give us an opportunity to prevent trading in our equity securities from triggering an ownership change as defined in IRC Section 382. Such an ownership change could significantly limit the availability of NOLs to offset U. S. taxable income from the date of an ownership change and result in a higher effective tax rate and cash payments for income taxes.

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

     Although consummation of the rights offering may result in an ownership change under IRC Section 382, because such ownership change will be pursuant to the Amended Plan, certain more favorable rules should be applicable and we do not expect that our ability to use our NOLs will be significantly affected.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Liquidity and Capital Resources

     Our operations are conducted through our wholly-owned subsidiary, Foamex L.P. Our liquidity requirements consist primarily of the operating cash requirements of Foamex L.P.

     Foamex  L.P.'s  liquidity  requirements  consist  principally  of  accounts receivable,  inventory and accounts payable,  scheduled  payments of interest on outstanding indebtedness, capital expenditures and employee benefit plan obligations. Subsequent to our bankruptcy filing on September 19, 2005, cash flow from Foamex L.P.'s operating activities, cash on hand and periodic borrowings under its DIP revolving credit agreement have been adequate to meet Foamex L.P.'s liquidity requirements.

     Cash and cash equivalents were $7.1 million at October 1, 2006 compared to $7.4 million at January 1, 2006. Working capital at October 1, 2006 was $20.9 million and the current ratio was 1.06 to 1 compared to working capital at January 1, 2006 of a negative $19.4 million and a current ratio of 0.95 to 1.

     Total long-term debt, including amounts subject to compromise, and revolving credit borrowings at October 1, 2006 was $645.7 million, down $96.4 million from January 1, 2006. As of October 1, 2006, there were $58.4 million of revolving credit borrowings under the DIP Revolving Credit Facility with $151.5 million available for borrowings and $23.1 million of letters of credit outstanding. Revolving credit borrowings at October 1, 2006 reflect working capital requirements.

     While we believe that cash flows from Foamex L.P.'s operating activities, cash on hand and additional borrowings under the DIP Revolving Credit Facility will provide an adequate level of liquidity until we emerge from Chapter 11, there is no assurance that we will have enough cash to meet all ongoing obligations during the Chapter 11 cases.

     DIP Revolving Credit Facility

     On September 22, 2005, Foamex L.P. entered into a DIP Revolving Credit Facility with a group of lenders to provide a revolving credit facility with a maximum availability of $240.0 million. The initial borrowing under the DIP Revolving Credit Facility was used to repay outstanding obligations under a prior credit facility and interest due under a term loan. The DIP Revolving Credit Facility includes a $40.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable, inventory, equipment, and real estate. At October 1, 2006, Foamex L.P. had total available borrowings of $151.5 million and letters of credit outstanding of $23.1 million under the facility. Substantially all of the assets of Foamex L.
P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the DIP Revolving Credit Facility, as amended, bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At October 1, 2006, the weighted average interest rate on borrowings was 7.14%. Margins were reduced in the second quarter of 2006 under an amendment to the DIP Revolving Credit Facility. All borrowings under the DIP Revolving Credit Facility will mature on the earlier of March 22, 2007 or the date that we emerge from Chapter 11. The DIP Revolving Credit Facility includes both a subjective acceleration clause and a lock box arrangement that requires all lock box receipts be used to repay revolving credit borrowings. Borrowings under the DIP Revolving Credit Facility are classified as current in the accompanying condensed consolidated balance sheets at October 1, 2006 and January 1, 2006.

     DIP Term Loan

     On September 22, 2005, Foamex L.P. entered into a DIP Term Loan with a group of lenders to provide an $80.0 million term loan. Proceeds from the DIP Term Loan were used to repay outstanding principal under a term loan. Borrowings under the DIP Term Loan, as amended, bear interest at a rate that is either (i) 3.375% plus the greater of the Base Rate, as defined, or 6.50% or (ii) at 5.375% plus the greater of the LIBOR rate or 3.00%. At October 1, 2006, the weighted average interest rate was 10.71%. Margins were reduced under an amendment to the DIP Term Loan effective May 12, 2006. Borrowings under the DIP Term Loan are collateralized by the same

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


collateral as the DIP Revolving Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the DIP Revolving Credit Facility and the DIP Term Loan. All borrowings under the DIP Term Loan will mature on the earlier of March 22, 2007 or the date that we emerge from Chapter 11. The DIP Term Loan may be repaid at any time by paying a prepayment premium initially set at 8% and declining ratably over a 48-month period. The DIP Term Loan is classified as current in the accompanying condensed consolidated balance sheets at October 1, 2006 and January 1, 2006.

     Debt Covenants

     The DIP Revolving Credit Facility and the DIP Term Loan (together, the "DIP Facilities") contain certain covenants that limit, among other things, the ability of our subsidiaries (i) to pay distributions or redeem equity interests,
(ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interests, as defined, (iv) to merge, consolidate or sell all or substantially all assets, or (v) to enter into certain transactions with affiliates or related persons. In addition, the DIP Facilities contain provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holders. Under the most restrictive of the distribution restrictions, we could be paid by our subsidiaries, as of October 1, 2006, funds only to the extent to enable us to meet our tax payment liabilities, subject to Bankruptcy Court approval if such payments constitute prepetition liabilities, and our normal operating expenses of up to $2.3 million during the term of the DIP Facilities, so long as no default or event of default has occurred.

     Under the DIP Facilities, we are subject to covenants, including an EBITDA, as defined, covenant beginning with the one month period ended October 30, 2005, a cumulative net cash flow, as defined, covenant beginning with the two month period ending December 4, 2005, a leverage ratio covenant, and a capital expenditure restriction for twelve month rolling periods beginning October 3, 2005. The cumulative EBITDA and net cash flow covenants have included an increasing number of months until they reached twelve months ending on October 1, 2006 and will be the trailing twelve months thereafter through February 2007. We are in compliance with the EBITDA, cumulative cash flow, leverage ratio and capital expenditure covenants as of and for the twelve months ended October 1, 2006. The DIP facilities also limit expenditures for certain prepetition and post petition liabilities, as defined, subject to Bankruptcy Court approval.

     Pension Contributions

     We anticipate contributing approximately $16.0 million to our pension plans in 2006 with $12.8 million contributed during the three quarters ended October 1, 2006.

     Cash Flow from Operating Activities

     Cash provided by operating activities was $103.5 million for the three quarters ended October 1, 2006 compared to cash used by operating activities of $43.1 million for the three quarters ended October 2, 2005, an increase of $146.6 million. Net income excluding noncash charges and gain on sale of assets increased by $69.9 million in the 2006 period compared to the 2005 period. In addition, accrued and unpaid interest increased $35.2 million more in the 2006 period than in the 2005 period and accounts payable increased $17.2 million more in 2006 than in 2005 as we regained historical vendor payment terms.

     Cash Flow from Investing Activities

     Investing activities used $8.1 million of cash for the three quarters ended October 1, 2006. Cash requirements included capital expenditures of $6.6 million and capitalized software development costs of $2.4 million. In the three quarters ended October 2, 2005, cash provided by investing activities was $33.8 million, which consisted of capital expenditures of $4.2 million, capitalized software development costs of $1.8 million and $39.8 million in proceeds from the sale of assets. The estimated capital expenditures for the full year 2006 are expected to be approximately $11 to $13 million.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     Cash Flow from Financing Activities

     Cash used by financing activities was $95.7 million for the three quarters ended October 1, 2006 and consisted principally of repayments of revolving loans. Cash provided by financing activities in 2005 was $8.5 million and consisted principally of proceeds from DIP credit facilities reduced by repayment of debt, expenditures for debt issuance costs and a decrease in cash overdrafts.

     Contractual Obligations

     We have amended a contract with a major chemical supplier which will reduce our outstanding take or pay purchase commitments by approximately $115.0 million in 2007 and by approximately $85.0 million in each of the years 2008 through 2010.

     Off Balance Sheet Financing

     We have no off balance sheet financing arrangements.

     Environmental Matters

     We are subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with our compliance with such laws and regulations did not have a material adverse effect on our operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded in connection with environmental matters as of October 1, 2006 was $2.2 million. Although it is possible that new information or future developments could require us to reassess our potential exposure to all pending environmental matters, including those described in Note 16 to our condensed consolidated financial statements, we believe that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on our operations, financial position, capital expenditures or competitive position.

     Market Risk

     Our debt securities with variable interest rates are subject to market risk for changes in interest rates. On October 1, 2006, indebtedness with variable interest rates aggregated $144.4 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, interest expense would increase by approximately $1.4 million.

     The principal chemicals used in the manufacturing of flexible polyurethane foam are toluene diisocyanate, or "TDI" and polyol. The prices of TDI and polyol are influenced by demand, manufacturing capacity and oil and natural gas prices. Historically, the prices of raw materials have been cyclical and volatile and our principal suppliers of raw materials used in the manufacturing of flexible polyurethane foam have significantly increased the price of raw materials several times over the past several years. We attempt to offset raw material price increases through selling price increases and manufacturing process efficiencies, but have been only partially successful in doing so. We were able to substantially increase selling prices to customers beginning in the fourth quarter of 2005.

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

(b)  Changes in Internal Control over Financial Reporting

     No change in our internal control over financial reporting occurred during the quarter ended October 1, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information.

Item 1.   Legal Proceedings.

          Reference is made to the description of the legal proceedings contained in the Company's Annual Report on Form 10-K for the year ended January 1, 2006. The information from Note 16 to the condensed consolidated financial statements is incorporated herein by reference.

Item 1A.  Risk Factors.

          Risk Relating to Our Business and Operations

          An increase in raw material costs may have an adverse effect on us.

          Because the cost of chemicals is the largest single component of our cost of goods sold, the price and availability of the chemicals we purchase significantly affects our business. The three principal chemicals used in the manufacture of flexible polyurethane foam are TDI, polyol and MDI. The prices of TDI, polyol and MDI are influenced by demand, manufacturing capacity and oil and natural gas prices. Specifically, since the primary chemicals used to create TDI, polyol and MDI are all oil-based derivatives, fluctuating oil and energy costs, like those experienced in the last few years, could adversely affect our manufacturing costs. We may not be able to fully offset raw material price increases through selling price increases and manufacturing process efficiencies. To the extent we are unable to so offset any further raw material price increases, our business may be adversely affected.

          Our ability to utilize our net operating loss carryforwards may be limited.

          As of January 1, 2006, we had approximately $305.1 million of net operating loss, or NOL, carryforwards, based on fiscal 2005 tax returns as filed, with which to offset our future taxable income.
          Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, however, limits a corporation's utilization of an NOL following a "50% ownership change" (a Section 382 Ownership Change). While we believe that we have not undergone any Section 382 Ownership Change since June 7, 2001 and will not undergo a Section 382 Ownership Change prior to the implementation of the Amended Plan, this determination is not free from doubt. We have requested rulings from the Internal Revenue Service, or the IRS, confirming that (i) certain purchases of our stock by Morgan Stanley & Co. Inc., or Morgan Stanley, on or about May 3, 2006, which would have caused a Section 382 Ownership Change, are to be disregarded because they were determined to be void ab initio by a stipulation and order approved and ordered by the bankruptcy court and (ii) certain purchases of our common stock reported in SEC filings on Schedule 13G by Par IV Capital Management LLC (or Par IV Capital), in its capacity as an investment advisor to, and a manager of, two funds, each of which separately owned approximately 3.4% of our common stock, did not cause Par IV Capital or the two funds it advised to be treated as a single 5% stockholder for purposes of section 382. If we were to be treated as having undergone a Section 382 Ownership Change because of the purchases by Morgan Stanley, the purchases reported by Par IV Capital or for any other reason, our ability to utilize our NOLs generated before such ownership change would be severely impaired. Furthermore, because the rules under section 382 are highly complex, we cannot give you any assurance that another transaction has not triggered, or will not trigger, a Section 382 Ownership Change prior to the implementation of the Amended Plan. Although consummation of the rights offering may result in a Section 382 Ownership Change, because that ownership change will be pursuant to the Amended Plan, certain more favorable rules should be applicable, and we do not expect that our ability to use our NOLs will be significantly affected.

          Holders of certain disputed unliquidated or contingent claims against us, including claims in certain legal proceedings, will remain outstanding against us following the effective date of the Amended Plan.

          A number of disputed unliquidated or contingent claims have been filed against us in our bankruptcy proceedings. To the extent we are required to satisfy any of these claims following the effective date of the

          Amended Plan, we intend to do so through insurance, where available. However, we cannot assure you that we will have the necessary insurance or that any insurance we may have will be sufficient for this purpose.

          Among these disputed claims are certain disputes to which Foamex L.P. is a party relating to a fire at a nightclub in West Warwick, Rhode Island in February 2003. The fire destroyed the nightclub, killing 100 persons and injuring over 100 others. Foamex L.P. and several of its affiliates are named as defendants, along with more than 50 other defendants, in certain litigation concerning the fire. The ensuing litigation, comprising numerous cases, has been consolidated in a single case, Gray v. Derderian, Case No. 04-312L (or the Litigation), before the United States District Court for the District of Rhode Island. Plaintiffs have also filed proofs of claim in our bankruptcy case. Foamex L.P. is named in these cases solely as an alleged successor to General Foam Corporation, or GFC, a defendant in the Litigation. In addition to other foam manufacturing defendants in the Litigation, GFC is alleged to have manufactured and sold polyurethane foam to a foam fabricator in Rhode Island. The foam fabricator is alleged to have then sold the foam at issue to the nightclub. The foam was among other building materials alleged to have caught fire when pyrotechnics were set off inside the nightclub.

          The Litigation is in its early stages and is presently stayed as against Foamex L.P. We believe that there are multiple defenses to (i) the claims against GFC, and (ii) the successor claim against Foamex L.P. We intend to continue vigorously defending Foamex L.P. in the Litigation. We also believe that, if GFC is held liable for monetary damages in the Litigation, GFC is unable to satisfy that obligation and Foamex L.P. is found to have liability as a successor to GFC, there is likely to be adequate insurance available to Foamex L.P. to cover such liability. However, we cannot assure you that the defenses available to GFC or Foamex L.P. as an alleged successor will prevail. In addition, we cannot assure you that, if GFC is held liable for monetary damages in the Litigation, GFC will be able to satisfy that obligation through its insurance or assets or that any liability insurance available to us will be sufficient to cover any potential liability to us, if Foamex L.P. were to be found to be a successor to GFC.

          We depend on a limited number of suppliers of TDI, polyol and MDI.

          A disruption in our ability to obtain TDI, polyol or MDI that continues for a significant period of time could cause us to suspend all or a portion of our manufacturing operations, which could have a material adverse effect on our business results and operations. Two examples of such disruptions were Hurricanes Rita and Katrina.

          Major customers' financial condition and supply decisions may have a material effect on us.

          Our financial performance is directly tied to the financial condition of our customers and our customers' decisions concerning suppliers. This is especially so because a small number of customers account for a significant percentage of our net sales. Sales to our five largest customers together accounted for approximately 27.1% of our net sales in 2005. Sales to Johnson Controls, our largest customer, accounted for approximately 10.7% of our net sales in 2005. Thus, the loss of, or a substantial decrease in the amount purchased by, these major customers could have a material adverse effect on our financial position and results of operations.

          We may be unable to renew leases for certain manufacturing facilities.

          We lease certain of our foam pouring facilities. In the event that we are unable to renew leases at these facilities, we could incur significant costs in relocating our manufacturing operations.

          We are subject to extensive federal, state, local and foreign environmental laws and regulations.

          Our past and present business operations and the past and present ownership and operation of our real properties are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment and the remediation of environmental contamination. We are currently remediating soil and groundwater contamination at six of our current and former locations. We are also designated as a Potentially Responsible Party by the United States Environmental Protection Agency, or by state environmental agencies at eleven sites. If there are additional sites or our estimates of our potential environmental liabilities are incorrect, there could be a material adverse effect on our financial condition and results of operations.

          The polyurethane foam business has excess capacity and is somewhat cyclical.

          We are subject to excess capacity in the polyurethane foam industry and to the cyclical nature of the automotive, housing, technology, and furniture and bedding industries. A protracted downturn in any of these industries could have a material adverse effect on our results of operations. In particular, the problems facing the North American automotive industry, which is our second-largest revenue source, have negatively impacted our automotive business, and may negatively impact our financial condition in the future.

          We must effectively manage other operating expenses.

          In addition to our ability to effectively increase selling prices in response to raw material cost increases, we must manage and control other operating expenses. If we are unable to achieve reductions in other operating expenses, including selling, general and administrative expenses, there could be a material adverse effect on our business, financial condition and results of operations.

          Our recent financial performance may not be indicative of our future financial performance.

          Our future financial condition and results of operations following any emergence from bankruptcy, if such emergence occurs, may not be comparable to the financial condition or results of operations reflected in our recent financial statements.

          The Amended Plan may not be confirmed.

          Although we believe that the Amended Plan satisfies all of the requirements for confirmation by the bankruptcy court, we cannot assure you that the bankruptcy court will reach the same conclusion or that interested parties will not object to the Amended Plan, thereby delaying or preventing its confirmation. Moreover, we cannot assure you that modifications to the Amended Plan will not be required for confirmation or that such modifications would not necessitate the resolicitation of votes to accept the Amended Plan, as modified.

          The effective date of the Amended Plan may not occur or may not occur when anticipated.

          Operating in bankruptcy imposes significant risks on our operations. Although we believe that the effective date of the Amended Plan will be on or before February 28, 2007, there can be no assurance as to such timing or that the conditions to the effective date contained in the Amended Plan will ever occur.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

          The information set forth in Item 15 of Part II of the Company's Registration Statement on Form S-1 (Commission File No. 333-138190) is incorporated herein by reference.

Item 6.  Exhibits.

         4.15.17(a) Waiver to Credit  Agreement,  dated as of October 31,  2006, among Foamex L.P., as Borrower, the affiliates of Borrower party thereto, the lenders party thereto, and Bank of America, N.A. as Administrative Agent.

         4.16.15(a) Waiver to Credit  Agreement,  dated as of October 31,  2006, among Foamex L.P., as Borrower, the affiliates of Borrower party thereto, the lenders party thereto, and Silver Point Finance, LLC, as Administrative Agent.

         31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2*      Certification  of Principal  Financial  Officer  pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1* Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2*      Certification  of Principal  Financial  Officer  pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

         *    Filed herewith.

         (a)  Incorporated  by  reference   to the  Exhibit  to the Form 10-Q of
              Foamex L.P. for the quarterly period ended October 1, 2006.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FOAMEX INTERNATIONAL INC.

Date:  November 15, 2006           By:      /s/ Gregory J. Christian
                                            ------------------------------------
                                   Name:    Gregory J. Christian
                                   Title:   Executive Vice President and General
                                            Counsel
                                            (Duly Authorized Officer)


                                   FOAMEX INTERNATIONAL INC.

Date:  November 15, 2006           By:      /s/ Robert S. Graham, Jr.
                                            ------------------------------------
                                   Name:    Robert S. Graham, Jr.
                                   Title:   Principal Financial Officer