Form 10-K
period 2006-12-31
FOAMEX INTERNATIONAL INC
filed 2007-04-02
CIK 912908

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2006

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from .......... to ..........

                         Commission file number: 0-22624

                            FOAMEX INTERNATIONAL INC.
             (Exact Name of registrant as Specified in its Charter)


          Delaware                                                05-0473908
--------------------------------                          ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

1000 Columbia Avenue, Linwood, PA                                  19061
----------------------------------                              ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (610) 859-3000
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share.

     Indicate by a check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.  YES       NO    X
                                                   ----      -----

     Indicate by a check mark if the  registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Act.  YES        NO   X
                                                 -----     ----

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer      Accelerated filer       Non-accelerated filer X
                        ---                    ---                        ---

     Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES       NO    X
    ---       -----

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of July 2, 2006, was $42.1 million.

     The number of shares outstanding of the registrant's common stock as of March 14, 2007 was 93,274,086.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None


                            FOAMEX INTERNATIONAL INC.

                                      INDEX

                                                                                                               Page
Part I
         Item 1.      Business                                                                                    3
         Item 1A.     Risk Factors                                                                                8
         Item 1B.     Unresolved Staff Comments                                                                  10
         Item 2.      Properties                                                                                 10
         Item 3.      Legal Proceedings                                                                          10
         Item 4.      Submission of Matters to a Vote of Security Holders                                        12

Part II
         Item 5.      Market for Registrant's Common Equity, Related Stockholder
                           Matters and Issuer Purchase of Equity Securities                                      12
         Item 6.      Selected Financial Data                                                                    14
         Item 7.      Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                                         16
         Item 7A.     Quantitative and Qualitative Disclosures about Market Risk                                 31
         Item 8.      Financial Statements and Supplementary Data                                                31
         Item 9.      Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure                                                31
         Item 9A.     Controls and Procedures                                                                    31
         Item 9B.     Other Information                                                                          32

Part III
         Item 10.     Directors and Executive Officers of the Registrant                                         32
         Item 11.     Executive Compensation                                                                     35
         Item 12.     Security Ownership of Certain Beneficial Owners
                           and Management and Related Stockholder Matters                                        48
         Item 13.     Certain Relationships and Related Transactions                                             50
         Item 14.     Principal Accountant Fees and Services                                                     50

Part IV
         Item 15.     Exhibits and Financial Statement Schedules                                                 52

         Signatures                                                                                              56


We will furnish a copy of any exhibit to this Annual Report on Form 10-K upon the payment of a fee equal to our reasonable expense in furnishing such exhibit.

PART I
ITEM l.       BUSINESS

General

     Foamex International Inc. (referred to in this document as the "Company", "we", "us" or "our") is engaged primarily in the manufacturing and distribution of flexible polyurethane and advanced polymer foam products. Our operations are conducted through our wholly-owned subsidiary, Foamex L.P., and through Foamex Canada Inc. ("Foamex Canada"), Foamex Latin America, Inc. and Foamex Asia, Inc., which are wholly-owned subsidiaries of Foamex L.P. We were incorporated in 1993 to act as a holding company for Foamex L.P.

     We make our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and proxy statements for stockholders' meetings, as well as any amendments to those reports, available free of charge through our web site as soon as reasonably practicable after we electronically file that material with, or furnish it to, the Securities and Exchange Commission (the "SEC"). You can learn more about us by reviewing our SEC filings on our web site. Our SEC reports, available through www.sec.gov, which is maintained by the SEC, can be accessed through the investor relations page of our web site, which is located at www.foamex.com/investor.php.

Emergence from Chapter 11 Bankruptcy

     The following discussion provides general background information regarding our chapter 11 cases. For more detailed information, see Note 1, "Basis of Presentation and Bankruptcy" in the notes to consolidated financial statements.

     On September 19, 2005 (the "Petition Date"), we and certain of our domestic subsidiaries, including Foamex L.P., our primary operating subsidiary, (collectively referred to as the "Debtors"), filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

     We emerged from bankruptcy on February 12, 2007 by consummating the transactions provided for in the second amended disclosure statement and plan of reorganization (the "Plan") filed with the Bankruptcy Court on November 27, 2006. The Bankruptcy Court confirmed the Plan on February 1, 2007.

     On November 27, 2006, we filed a second amended disclosure statement and the Plan with the Bankruptcy Court, which amended and superseded in all respects the first amended disclosure statement and the first amended plan, respectively. On the same date, the Bankruptcy Court approved the second amended disclosure statement. On December 12, 2006, we filed a first supplement to the second amended disclosure statement with the Bankruptcy Court to supplement the second amended disclosure statement by outlining trading restrictions that became effective under our second amended and restated certificate of incorporation that we adopted under the Plan. On December 20, 2006, the Bankruptcy Court entered the order approving the first supplement to the second amended disclosure statement and on February 1, 2007 confirmed the Plan. We emerged from bankruptcy on February 12, 2007 (the "Effective Date").

     The Plan included payment in full in cash of amounts due, including interest under (i) the DIP Revolving Credit Facility, (ii) the DIP Term Loan, including a prepayment premium of approximately $4.3 million, (iii) the Senior Secured Notes, including a prepayment premium of $7.5 million, and (iv) the Senior Subordinated Notes. In addition, payment in full in cash, including interest, was made to holders of allowed general unsecured claims. There are several claims that are subject to pending objections in Bankruptcy Court or otherwise designated as disputed under the Plan and we will continue to litigate or resolve these matters, as appropriate. The Plan also provided for holders of equity interests to retain their interest and for each share of Series B preferred stock to be converted into 100 shares of common stock.

     In order to finance the Plan, Foamex L.P. entered into new senior secured credit facilities on February 12, 2007 which provided for aggregate maximum borrowings of up to $775.0 million, including $600.0 million under term loan facilities, comprised of $425.0 million under a first lien term loan facility with a six-year maturity and $175.0 million under a second lien term loan facility with a seven-year maturity, and a revolving credit facility providing for up to $175.0 million of revolving loans outstanding at any time (including up to $45.0 million available for letters of credit) with a five-year maturity. Foamex L.P. borrowed approximately $613.4 million under the new senior secured credit facilities on the Effective Date to fund the Plan.

     In addition, on January 4, 2007, we offered rights to existing stockholders to purchase 2.506 shares of our common stock for each share of common stock held as of December 29, 2006 and holders of preferred stock as of the same date were offered rights to purchase 250.6 shares of common stock for each preferred share held, in each case for $2.25 per share. Stockholders exercised rights to purchase approximately 62.9 million shares of common stock pursuant to the rights offering with gross proceeds aggregating approximately $141.4 million. In addition, five of the Company's largest stockholders (the "Significant Stockholders") purchased approximately 3.8 million shares of common stock pursuant to a call option for approximately $8.6 million increasing the gross proceeds from the issuance of additional common stock to $150.0 million and increasing the Significant Stockholders common stock ownership to approximately 57%. After consideration of a $9.5 million put option premium paid to and a $2.0 million call option premium paid by the Significant Stockholders, and other expenses of the rights offering, the net equity proceeds aggregated approximately $141.0 million.

     Subsequent to the bankruptcy filing date, Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") applied to our financial statements while we operated under the provision of chapter 11. SOP 90-7 does not change the application of generally accepted accounting principles in the preparation of financial statements.
However, SOP 90-7 does require that the financial statements, for periods including and subsequent to the filing of the chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. We will not be permitted to adopt "Fresh Start Reporting" as defined by paragraph 36 of SOP 90-7. (See Note 1 to the consolidated financial statements.)

Business Segments

     We believe we are the largest manufacturer and distributor of flexible polyurethane and advanced polymer foam products in North America. We have numerous manufacturing facilities dedicated to specific product lines as well as facilities with the capability to support multiple product lines. Each of our business segments has a customer base that is significantly different from the other segments. Our senior executives direct sales efforts for each of our business segments. See Note 17 to the consolidated financial statements.

     Our five business segments are described below.

     Foam Products

     Our foam products are used in various markets, such as bedding, furniture, recreational and consumer. These foams are distributed directly from manufacturing facilities or indirectly through independent fabricator distributors. The bedding industry uses these foams in quilting rolls, toppers, cores and border rolls for mattresses. In the furniture industry, the foams are generally used for upholstered seating products. The recreational market uses our foams primarily for cushioning, while the consumer market utilizes these foams in a broad range of products, such as mattress overlay pads, leisure furniture, futons and pillows. Foam products are generally sold in large volumes on a regional basis because of high shipping costs.

     The development and introduction of value-added products continues to be a priority including Sensus(R), Quiltflex(R), Pillowflex(R), viscoelastic "memory" foams and other high performance foam products for the bedding industry, which maintain their properties better than other foams and materials.

     Carpet Cushion Products

     We manufacture and distribute carpet cushion products, which include prime and rebond carpet padding. Prime carpet padding is made from virgin polyurethane foam, which is formed into buns and slit into rolls. Rebond carpet padding is primarily made from recycled foam, which is shredded into small pieces, processed and then bonded using a polyurethane chemical adhesive. Rebond manufacturing requires the management of a comprehensive recycling business that includes an extensive internal and external collection network from the automotive and foam industries on a worldwide basis. Our rubber and felt carpet cushion businesses were sold to Leggett & Platt, Incorporated on April 29, 2005 for net cash proceeds of $38.7 million. See Note 9 to the consolidated financial statements.

     Automotive Products

     We believe we are one of the largest suppliers of polyurethane foam products to the North American automotive industry. Our product lines include: foam rolls and flame-laminated composites, to improve comfort and provide pleasing appearance in seat covers; engineered foams and flame laminated composites for headliner and other interior soft-trim applications; barrier foam products, which allow our customers to more efficiently process components with low-pressure injection-molding or foam-in-place manufacturing methods; and molded seating cushions for heavy trucks.

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

     As  of  January  2,  2006,  the   Automotive   Products   segment   assumed
responsibility for manufacturing operations in Mexico City. These operations were previously included in the Other segment.

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

     Other

     Other consists primarily of corporate expenses not allocated to the other business segments, impairment charges, restructuring charges and gains on sales of assets.

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

     Carpet Cushion Products sells carpet padding and flooring underlayment to distributors, major home centers, floor covering retail chains and independent retailers.

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

     We market our Technical Products directly to major OEMs in the Automotive, Industrial, Electronics, Consumer and Medical sectors where we provide engineering, research and development resources to assist these customers in developing innovative solutions to their most demanding technical requirements. We also market our Technical Products through a network of independent fabrication and distribution companies in North America, Europe and Asia. These fabricators or distributors often further process or finish Technical Products to meet the specific needs of end users. Our specialty and technical foams service unique end user requirements and are generally sold at relatively high margins compared to the other business segments. This business is characterized by a diversity and complexity of both customers and applications.

International Operations

     Our international operations are located in Mexico, Canada and Asia. We operate six facilities in Mexico serving the automotive and cushioning industries and two manufacturing facilities in Canada that service foam products customers. During 2006, we closed two manufacturing facilities, including a foam pouring facility, in Toronto, Canada. Four of the facilities in Mexico are located within the Mexican free trade zones close to the U.S. border and primarily service automotive customers. Our Mexico City facility services both automotive and foam fabrication customers.

     We participate in a joint venture with manufacturing facilities in Thailand, Singapore and China. Although we own 70% of the equity of the joint venture, we do not control this entity. The joint venture installed a foam pourline during 2003. This pourline, which was entirely financed by the joint venture entity, reduces foam shipping costs for sales to the region and increases the range of markets served.

     We have maintained a longstanding relationship with Recticel s.a. ("Recticel"), a leading manufacturer of flexible polyurethane foam in Europe. We have in the past exchanged technical information and expertise relating to foam manufacturing with Recticel.

     Major Customers

     Net sales to Johnson Controls, Inc., which are included in our Automotive Products segment, accounted for approximately 9.3% of our net sales in 2006, 10.9% of our net sales in 2005 and 12.9% of our net sales in 2004. We anticipate our percentage of net sales to Johnson Controls, Inc. will increase in 2007. No other customer accounted for more than 10.0% of our net sales during any of the past three years. Net sales to our five largest customers, including Johnson Controls, Inc., comprised approximately 30.2% of our net sales in 2006, 27.7% of our net sales in 2005 and 30.2% of our net sales in 2004. The loss of any one of these customers could have a material adverse effect on our business.

Manufacturing and Raw Materials

     Our manufacturing and distribution facilities for the Foam Products and Automotive segments are located regionally to service our major customers because the high freight cost in relation to the cost of foam and laminated composites results in distribution being most cost-effective within a 200 to 300 mile radius. The square footage of our foam manufacturing facilities is significant as foam production requires a large area for curing or lay down space.

     Our fabrication process involves cutting foam buns into various shapes and sizes to meet customer specifications. Scrap foam is a byproduct of foam production and fabrication and is a key material needed in the manufacture of rebond carpet padding. We internally generate a substantial portion of the polyurethane scrap foam used in the production of rebond carpet padding from our other operations, but must purchase the balance of our requirements in a volatile scrap market from both domestic and foreign sources. Historically, the market price of rebond carpet padding has generally fluctuated with the market price of scrap foam.

     Raw materials account for approximately 75% of our cost of goods sold. The two principal chemicals used in the manufacture of flexible polyurethane foam are toluene diisocyanate, or "TDI," and polyol. There are a limited number of major suppliers of TDI and polyol. We generally have alternative suppliers for each major raw material. We believe that we could find alternative sources of supply should we cease doing business with any one of our major suppliers, although there may be some delay in replacing a major supplier. A disruption in our ability to obtain TDI and/or polyol that continues for a significant period of time could cause us to suspend or curtail some of our manufacturing operations, which could have a material adverse effect on our business and results of operations. In September and October 2005, the supply of TDI was disrupted as a major supplier closed a plant permanently and other sources of supply were curtailed for a period of time by Hurricanes Rita and Katrina. Production of foam was reduced throughout the industry and foam production was allocated to customers for a period of time.

     The prices of TDI and polyol have historically been cyclical and volatile. The prices of these raw materials are influenced by demand, manufacturing capacity, oil and natural gas prices and the current geopolitical instability and its impact on oil production and prices. We experienced increases of approximately 13% in the weighted average price of raw materials from major chemical manufacturers in the fourth quarter of 2006 compared to the fourth quarter of 2005 and approximately 35% for the full year 2006 compared to 2005. We attempt to offset raw material price increases through selling price increases and manufacturing process efficiencies. We were able to implement significant selling price increases in the fourth quarter of 2005. In the future, we may not be successful in implementing selling price increases to fully recover raw material cost increases. Competitive pricing pressure may also require us to adjust our selling prices or lose volume.

Employees

     As of December 31, 2006, we employed approximately 4,000 persons. Approximately 1,000 of these employees are located outside the United States, including approximately 400 covered by collective bargaining agreements with labor unions. Approximately 750 United States employees are covered by collective bargaining agreements at seven facilities. These agreements expire on various dates through February 22, 2009. We consider relations with our employees to be good.

Competition

     The flexible polyurethane foam industry is highly competitive with price, quality, service and product offerings being significant competitive factors. Our competitors in the polyurethane foam industry include E. R. Carpenter Company, Flexible Foam Products, Inc., Hickory Springs Manufacturing Company, Future Foam, Inc., Leggett & Platt, Incorporated, and The Woodbridge Group. None of these competitors individually competes in all of the business segments in which we do business.

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

Research and Development

     We believe we have a leading research and development capability in the flexible polyurethane foam industry. Our primary research and development facility is located in Eddystone, Pennsylvania. Expenditures for research and development amounted to $3.2 million in 2006, $2.3 million in 2005 and $2.8 million in 2004.

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

ITEM 1A. RISK FACTORS

     In addition to the other information in this Annual Report on Form 10-K, investors should carefully consider the following factors about us. These may not be the only risks we face. Additionally, we may face risks that we do not deem to be material at the time but which may become material in the future. Certain statements in "Risk Factors" are forward-looking statements. See item 7
- Managements' Discussion and Analysis of Financial Condition and Results of Operations - "Forward-Looking Statements."

An increase in raw material costs may have an adverse effect on us.

     Because the cost of chemicals is the largest single component of our cost of goods sold, the price and availability of the chemicals we purchase significantly affects our business. In 2006, our cost of raw materials increased 35%, on average, over 2005. The two principal chemicals used in the manufacture of flexible polyurethane foam are TDI and polyol. The prices of TDI and polyol are influenced by demand, manufacturing capacity and oil and natural gas prices. Specifically, since the primary chemicals used to create TDI and polyol are all oil-based derivatives, fluctuating oil and energy costs, like those experienced in the last few years, could adversely affect our manufacturing costs. We may not be able to fully offset raw material price increases through selling price increases and manufacturing process efficiencies. To the extent we are unable to so offset any raw material price increases, our business may be adversely affected.

Our ability to utilize our net operating loss carryforwards may be limited.

     As of December 31, 2006, we had approximately $288.7 million of U.S. NOL carryforwards with which to offset our future taxable income. Section 382 of the Internal Revenue Code ("IRC Section 382"), however, limits a corporation's utilization of NOL carryforwards following an IRC Section 382 ownership change. We believe that we have not undergone an IRC Section 382 ownership change since June 2001 that limited our future NOL utilization to approximately $21.0 million per year. We currently have approximately $57.0 million of our U.S. NOLs subject to such limitation. The balance of approximately $231.7 million of NOLs are currently not subject to limitation on their utilization.

     While we do not believe that we have had an additional ownership change under IRC Section 382 at the Effective Date of the Plan, we cannot provide assurance that there has been no such ownership change. If it were determined that there was an IRC Section 382 ownership change at or near the Effective Date of the Plan, we may be required to pay cash for income tax obligations prior to the full utilization of available NOLs. We do not believe that the amount of any limitation would have a significant impact on our cash flows or financial position.

We depend on a limited number of suppliers of TDI and polyol.

     A disruption in our ability to obtain TDI and polyol that continues for a significant period of time could cause us to suspend all or a portion of our manufacturing operations, which could have a material adverse effect on our business results and operations. Two examples of such disruptions were Hurricanes Rita and Katrina in 2005.

Major customers' financial condition and supply decisions may have a material effect on us.

     Our financial performance is directly tied to the financial condition of our customers and our customers' decisions concerning suppliers. This is especially so because a small number of customers account for a significant percentage of our net sales. Net sales to our five largest customers together accounted for approximately 30.2% of our net sales in 2006. Net sales to Johnson Controls, our largest customer, accounted for approximately 9.3% of our net sales in 2006. Thus, the loss of, or a substantial decrease in the amount purchased by, these major customers could have a material adverse effect on our financial position and results of operations.

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

Certain disputed unliquidated or contingent claims against us, including claims in certain legal proceedings, remain outstanding.

     A number of disputed unliquidated or contingent claims were filed against us in our bankruptcy proceedings. To the extent we are required to satisfy any of these claims in the future, we intend to do so through insurance, where available. However, we cannot assure you that we will have the necessary insurance or that any insurance we may have will be sufficient for this purpose.

     Among these disputed claims are certain disputes to which Foamex L.P. is a party relating to a fire at a nightclub in West Warwick, Rhode Island in February 2003. The fire destroyed the nightclub, killing 100 persons and injuring over 100 others. Foamex L.P. and several of its affiliates are named as defendants, along with more than 50 other defendants, in certain litigation concerning the fire. The ensuing litigation, comprising numerous cases, has been consolidated in a single case, Gray v. Derderian, Case No. 04-312L (the "Litigation"), before the United States District Court for the District of Rhode Island. Plaintiffs have also filed proofs of claim in our bankruptcy case. Foamex L.P. is named in these cases solely as an alleged successor to General Foam Corporation ("GFC"), a defendant in the Litigation. In addition to other foam manufacturing defendants in the Litigation, GFC is alleged to have manufactured and sold polyurethane foam to a foam fabricator in Rhode Island. The foam fabricator is alleged to have then sold the foam at issue to the nightclub. The foam was among other building materials alleged to have caught fire when pyrotechnics were set off inside the nightclub.

     The Litigation is in its early stages. We believe that there are multiple defenses to both (i) the claims against GFC and (ii) the successor claim against Foamex L.P. We intend to continue vigorously defending Foamex L.P. in the Litigation. We also believe that, if GFC is held liable for monetary damages in the Litigation, GFC is unable to satisfy that obligation and Foamex L.P. is found to have liability as a successor to GFC, there is likely to be adequate insurance available to Foamex L.P. to cover such liability. However, we cannot assure you that the defenses available to GFC or Foamex L.P. as an alleged successor will prevail. In addition, we cannot assure you that, if GFC is held liable for monetary damages in the Litigation, GFC will be able to satisfy that obligation through its insurance or assets or that any liability insurance available to Foamex L.P. will be sufficient to cover any potential liability to Foamex L.P., if Foamex L.P. were to be found to be a successor to GFC.

We are subject to extensive federal, state, local and foreign environmental laws and regulations.

     Our past and present business operations and the past and present ownership and operation of our real properties are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of
hazardous   substances,   the  discharge  or  emission  of  materials  into  the
environment and the remediation of environmental contamination. We are remediating soil and groundwater contamination at five of our current and former locations. We are also designated as a Potentially Responsible Party ("PRP") by the United States Environmental Protection Agency, or by state environmental agencies, at one site. If there are additional sites or our estimates of our potential environmental liabilities are incorrect, there could be a material adverse effect on our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

       None.

ITEM 2. PROPERTIES

     As of December 31, 2006, we maintained 39 manufacturing and distribution facilities. Total floor space in use at our 11 owned facilities is approximately
2.7 million square feet and total floor space in use at our 28 leased facilities is approximately 3.5 million square feet, with 31 of these facilities located throughout 25 cities in the United States, two facilities located in Canada, and six facilities located in Mexico. At December 31, 2006, we have approximately
1.2 million square feet of idle space. We sold an idle facility with approximately 0.4 million square feet of space in February 2007.

     We have closed certain manufacturing facilities, warehouse locations, and administrative offices as part of our restructuring process. In 2006, we closed two manufacturing facilities, including a foam pouring facility, in Toronto, Canada and our foam pouring facility in Orlando, Florida. To the extent possible, we utilized our ability under Section 365(a) of the Bankruptcy Code to reject unexpired real property leases and executory contracts for the closures.

     We have no leases expiring in 2007. The earliest lease termination date for any of our foam pouring facilities for which we do not have renewal options is 2011.

     We lease an approximately 47,000 square feet corporate headquarters facility at 1000 Columbia Avenue, Linwood, Pennsylvania 19061 and lease an administrative office in Novi, Michigan for the Automotive Products segment.

     We do not report facility information by business segment since many of our facilities produce products for multiple business segments.

ITEM 3. LEGAL PROCEEDINGS

     Litigation

     We and our subsidiaries are party to various lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations. If management's assessment of the liability relating to these actions is incorrect, these actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of December 31, 2006, we have accrued approximately $1.9 million for litigation, claims and other legal matters (the "Litigation Matters") in addition to the environmental matters discussed below.

     In July 2001, Foamex L.P. purchased certain assets, but did not assume any liabilities, related to the manufacture and sale of a variety of polyurethane products from a group of sellers, including GFC. PMC, Inc. ("PMC"), the parent of GFC, served as guarantor under the asset purchase agreement memorializing the sale. The guarantee, for the benefit of Foamex L.P., covered the performance of all terms, conditions, covenants and indemnities required to be performed by the sellers (including GFC) under the agreement.

     Foamex L.P. is party to certain disputes relating to a fire at a nightclub in West Warwick, Rhode Island in February 2003. The fire destroyed the nightclub killing 100 persons and injuring over 100 others. Foamex L.P. and several of its affiliates are named as defendants, along with more than 50 other defendants, in certain litigation concerning the fire. The ensuing Litigation comprising numerous cases has been consolidated in a single case, Gray v. Derderian, Case No. 04-312L, before the United States District Court for the District of Rhode Island. Plaintiffs also filed proofs of claim in our bankruptcy cases. Foamex L.P. is named in these cases solely as an alleged successor to GFC, a defendant in the Litigation. In addition to other foam manufacturing defendants in the Litigation, GFC is alleged to have manufactured and sold polyurethane foam to a foam fabricator in Rhode Island. The foam fabricator is alleged to have then sold the foam at issue to the nightclub. The foam was among other building materials alleged to have caught fire when pyrotechnics were set off inside the nightclub.

     The Litigation is in its early stages. We believe that there are multiple defenses to (i) the claims against GFC, and (ii) the successor claim against Foamex L.P. We intend to continue vigorously defending Foamex L.P. in the Litigation. We also believe that if, GFC is held liable for monetary damages in the Litigation and GFC is unable to satisfy that obligation, and Foamex L.P. is found to have liability as a successor to GFC, there is likely to be adequate insurance available to Foamex L.P. to cover such liability. However, there can be no assurance that the defenses available to GFC or to Foamex L.P. as an alleged successor will prevail. In addition, there can be no assurance that, if GFC is held liable for monetary damages in the Litigation, GFC will be able to satisfy that obligation through its insurance or assets or that the liability insurance available to Foamex L.P. will be sufficient to cover any potential liability to Foamex L.P., if it were to be found to be a successor to GFC.

     Foamex L.P. incurred fees and costs in defense of the Litigation and neither GFC nor PMC honored our demand for reimbursement of those fees and costs, as was agreed to under the asset purchase agreement. Therefore, in November 2005, we filed an adversary proceeding against PMC alleging, among other claims, that PMC breached its obligations under the asset purchase agreement by failing to reimburse Foamex L.P. for the fees and costs related to the defense of the Litigation (the "PMC Litigation").

     On October 4, 2006, the parties to the PMC Litigation agreed to a settlement of the PMC Litigation. The settlement resolves the PMC Litigation in its entirety and will result in the recovery of the vast majority of the fees and costs expended thus far defending the Litigation and up to an aggregate of $2.5 million in total fees and costs, but does not settle any disputes as to any PMC obligations under the indemnity for the underlying liability, which is subject to the same $2.5 million indemnity cap. The settlement was approved by the Bankruptcy Court on October 19, 2006.

     Environmental and Health and Safety

     We are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, are from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of December 31, 2006, we had accruals of approximately $1.7 million for environmental matters, including approximately $1.6 million related to remediating and monitoring soil and groundwater contamination and approximately $0.1 million relating to a PRP site.

     We have reported to state authorities that we have found soil and/or groundwater contamination in excess of state standards. Following our emergence from bankruptcy, five sites are in various stages of investigation or remediation. The extent of contamination and the ultimate liability is not known with certainty for all sites.

     We have either upgraded or closed all underground storage tanks at our facilities in accordance with applicable regulations.

     The Comprehensive Environmental Response, Compensation and Liability Act, "CERCLA" and comparable state laws impose liability without fault for the costs of cleaning up contaminated sites on certain classes of persons that contributed to the release of hazardous substances into the environment at those sites, for example, by generating wastes containing hazardous substances which were disposed at such sites. We are currently designated as a PRP with respect to one site following our emergence from bankruptcy. Estimates of total cleanup costs and fractional allocations of liability are often provided by the EPA, the state environmental agency or the committee of PRPs with respect to the specified site. Based on these estimates (to the extent available) and on known information, in each case and in the aggregate, we do not expect additional costs, if any, to be material to our results of operations, financial position or cash flows.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2006, we solicited the votes of holders of our common stock and preferred stock in connection with the Plan. On November 30, 2006, we filed a current report on Form 8-K which included as exhibits, the Plan and our second amended disclosure statement for the Plan filed with the Bankruptcy Court on November 27, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

     Our common stock was traded through the National Association of Securities Dealers, Inc. National Market System (the "NASDAQ") under the symbol "FMXI" until it was delisted by NASDAQ effective with the opening of business on September 28, 2005, due to public concerns raised by our bankruptcy filing, concerns regarding the residual equity interest of the existing listed securities holders, and concerns regarding our ability to sustain compliance with all requirements for continued listing on NASDAQ. Subsequent to that date and through February 12, 2007, our common stock has been traded over the counter under the symbol "FMXIQ". Beginning on February 13, 2007, our common stock symbol was changed back to "FMXI" to coincide with our emergence from bankruptcy.

     The following table sets forth the high and low bid prices for our common stock.

     2006                                          High              Low
                                                 --------          -------
     Quarter Ended April 2                        $0.16             $0.01
     Quarter Ended July 2                         $4.89             $0.14
     Quarter Ended October 1                      $4.10             $2.91
     Quarter Ended December 31                    $6.35             $3.40

     2005
     Quarter Ended April 3                        $3.82             $1.11
     Quarter Ended July 3                         $2.10             $1.05
     Quarter Ended October 2                      $1.33             $0.03
     Quarter Ended January 1, 2006                $0.06             $0.02

     As of March 14, 2007 there were 125 holders of record of the common stock. On March 14, 2007, the closing price of our common stock was $4.96.

     There were no cash dividends paid on our common stock during the past two fiscal years. We are a holding company whose assets consist primarily of a wholly-owned subsidiary, Foamex L.P. Consequently, our ability to pay dividends is dependent upon the earnings of Foamex L.P. and any future subsidiaries and the distribution of those earnings to us and loans or advances by Foamex L.P. and any such future subsidiaries. The ability of Foamex L.P. to make distributions is restricted by the terms of financing agreements. Due to such restrictions, we expect to have only limited access to the cash flow generated by Foamex L.P. for the foreseeable future. See Item 7 - "Managements' Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt Covenants".

Equity Compensation Plan Information

     The following table summarizes information about the Foamex International Inc. 1993 Stock Option Plan and the Foamex International Inc. 2002 Stock Award Plan for Directors, Executive Officers and Key Employees. This information is as of December 31, 2006.

                                                               Number of      Weighted      Number ofSecurities
                                                           Securities to be    Average      Available for Future
                                                             Issued Upon       Exercise     Issuance Under Equity
                                                              Exercise of      Price of     Compensation Plans
                                                             Outstanding     Outstanding     (Excluding Securities
                    Plan Category                              Options          Options        Outstanding)
------------------------------------------------------     ----------------  -----------    ----------------------
Equity compensation plans approved by stockholders            1,329,714         $4.86              3,478,973
Equity compensation plans not approved by stockholders                -             -                      -
                                                              ---------         -----              ---------
Total                                                         1,329,714         $4.86              3,478,973
                                                              =========         =====              =========

     The following graph compares the cumulative total stockholder returns on our common stock based on an investment of $100 on December 31, 2001 and after the close of the market for each of the ensuing five years against the Standard & Poor's 500 Index ("S&P 500") and an industry peer group consisting of Armstrong Holdings, Inc., Leggett & Platt, Inc. and Sealed Air Corporation.

[Data below represents a line graph in the printed document]


                  COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
               AMONG FOAMEX INTERNATIONAL INC., THE S&P 500 INDEX
                                AND A PEER GROUP

                                         Weighted Cumulative Total Return*
                                -----------------------------------------------------
                                12/01     12/02     12/03    12/04    12/05     12/06

FOAMEX INTERNATIONAL INC.       100.00     39.01     61.73    46.42     0.32     66.78
S&P 500                         100.00     77.90    100.24   111.15   116.61    135.03
PEER GROUP                      100.00     94.60    112.11   130.10   120.56    134.39

* $100 invested on 12/31/01 in stock or index-including investment of dividends. Fiscal year ending December 31.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected historical consolidated financial data. The financial data should be read in conjunction with the consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K.

                                                                          Fiscal Year (1)
                                                 ------------------------------------------------------------------
                                                     2006         2005          2004          2003          2002
                                                 ----------     ---------   ----------    ----------    ----------
                                                          (thousands, except for earnings per share)
Statements of Operations Data
   Net sales                                     $1,357,183    $1,282,974   $1,225,975    $1,248,653    $1,285,145
   Gain (loss) on sale of assets                 $      639    $   29,946   $    1,185    $      (30    $        -
   Income (loss) from continuing
     operations (2)(3)                           $   12,348    $  (42,697)  $ (146,203)   $  (22,232)   $   60,727
   Basic earnings (loss) per share from
     continuing operations (4)                   $     0.34    $    (1.16)  $    (3.99)   $    (0.61)   $     1.67
   Diluted earnings (loss) per share from
     continuing operations (4)                   $     0.32    $    (1.16)  $    (3.99)   $    (0.61)   $     1.58

Balance Sheet Data
   Total assets                                  $  564,578    $  601,320   $  645,710    $  789,906    $   813,577
   Current portion of long-term debt             $  142,564    $  240,804   $  182,038    $  112,002    $        46
   Long-term debt, excluding current portion (5) $      160    $      366   $  568,461    $  633,621    $   738,540
   Liabilities subject to compromise             $  640,645    $  635,965   $        -    $        -    $         -
   Stockholders' deficiency                      $ (396,393)   $ (415,714)  $ (358,313)   $ (203,116)   $  (189,733)

(1) We have a 52 or 53-week fiscal year ending on the Sunday closest to the end of the calendar year. The 2006, 2005, 2003 and 2002 fiscal years included 52 weeks while the 2004 fiscal year included 53 weeks.

(2) Includes asset impairment, goodwill impairment and restructuring charges (credits), as discussed in the notes to the consolidated financial statements included in this Annual Report on Form 10-K and prior Form 10-Ks. Listed below are the aggregate pretax charges (credits).

       2006 - $ 9.5 million
       2005 - $52.2 million
       2004 - $ 4.6 million
       2003 - $(1.8) million
       2002 - $ 4.8 million

(3) During 2004, we established a valuation allowance for our U.S. deferred tax assets as we determined that it was not likely that we would be able to generate sufficient amounts of future U.S. taxable income to utilize our net operating loss carryforwards and realize other deferred tax assets. The establishment of the valuation allowance reduced income from continuing operations by $128.6 million in 2004. During 2002, we determined that it was more likely than not that our net deferred tax assets would be realized in the future. Accordingly, we reversed a previously recorded valuation allowance which increased income from continuing operations by $77.3 million in 2002.

(4) Per share data has been adjusted for all periods presented pursuant to the rights offering under the Plan. See Note 5 to the consolidated financial statements.

(5) Excludes long-term debt of $500.9 million that is included in Liabilities Subject to Compromise at December 31, 2006 and January 1, 2006.

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

EXECUTIVE SUMMARY

Overview

     We operate in the flexible polyurethane and advanced polymer foam products industry. Our operations are primarily conducted through our wholly-owned subsidiary, Foamex L.P. Business segments are listed below and business segment financial information is included in Note 17 to our consolidated financial statements. Please see Part I, Item 1, "Business" for a more complete description of the activities of our business segments.

     An executive vice president heads each of our principal operating segments. Each executive vice president is responsible for developing budgets and plans as well as directing the operations of the segment. The performance of each operating segment is measured based upon income from operations, excluding asset and goodwill impairment charges, restructuring charges and corporate overhead. We do not allocate impairment and restructuring charges to operating segments because many of our facilities produce products for multiple segments.

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

     Other - primarily consists of corporate expenses not allocated to the other business segments and impairment and restructuring charges and gains on sale of assets.

     Our sales are primarily to markets in the United States. These sales are impacted by economic conditions in several sectors of the United States economy, including consumer spending, sales of new and existing homes and the overall level of passenger car and light truck production.

     A small number of major customers produce a significant portion of our net sales. In 2006, our largest customer provided approximately 9.3% of our net sales and our five largest customers provided approximately 30.2% of our net sales. Two of our five largest customers are customers of the Automotive Products segment and three are customers of the Foam Products segment. The following discussion should be read in conjunction with the consolidated financial statements and related notes included in this Annual Report on Form 10-K.

     Operations

     The following table includes key elements of our financial statements expressed as a percentage of net sales for the years 2000 through 2006, except for net cash provided by (used for) operating activities which is expressed in millions of dollars.

                                    2006       2005       2004       2003         2002         2001        2000
                                   ------     ------     -----      ------       ------       -----       ------
Net Sales                          100.0%     100.0%     100.0%     100.0%       100.0%       100.0%      100.0%

Cost of Goods Sold                  84.7%      90.0%      88.4%      88.8%        89.3%        86.2%       86.1%

Gross Profit Margin                 15.3%      10.0%      11.6%      11.2%        10.7%        13.8%       13.9%

Selling, General and
   Administrative Expenses           5.9%       6.2%       6.9%       6.4%         7.1%         6.6%        5.8%

Operating Income Margin              8.8%       3.2%       4.6%       5.0%         3.2%         4.1%        7.5%

Interest and Debt
   Issuance Expense                  7.0%       6.2%       6.3%       7.1%         5.4%         5.2%        6.3%

Net Cash Provided by (Used
   for) Operating Activities      $104.9     $(22.9)     $(1.0)     $17.5       $(50.4)      $106.4       $51.0

     As demonstrated by the table above, our results significantly deteriorated in 2002 and improved only marginally in 2003 and 2004. During the first three quarters of 2005 our gross profit margin continued to erode and was 6.3% for the third quarter and 6.6% for the first three quarters. In the third quarter of 2005, three suppliers of TDI closed production facilities that had accounted for approximately 10% of global supply. In addition, the evacuation of portions of the U. S. Gulf Coast states as a result of Hurricanes Katrina and Rita caused curtailment of TDI and polyol production at several facilities in that area. The reduced availability of raw materials caused temporary shortages of foam throughout the industry. Partially as a result of these shortages, we were able to implement significant price increases on an immediate basis during the fourth quarter of 2005, particularly in our Foam Products operating segment. As a result, our gross profit margin was 19.7% in the fourth quarter of 2005, a portion of which was temporary due to market conditions and lower cost inventory impacts on our cost of goods sold. For the year 2006, our gross profit margin was 15.3% which ranged from 13.6% to 16.7% in the individual quarters. During 2006, we have generally been able to offset raw material cost increases that averaged approximately 35% year on year. Net sales dollars have been relatively flat over the seven year period with 2006 representing an increase of only 13.0% compared to 2000.

     In order to maintain satisfactory gross profit and operating income margins to generate sufficient cash flow to reduce debt, we expect to manage our business with the following objectives:

o Maintain selling prices that allow for recovery of any major raw material and manufacturing cost increases.

o Monitor market conditions and adjust selling prices to maintain product volumes without sacrificing profitability.

o Increase production efficiency and reduce manufacturing costs through an effective deployment of allowed capital expenditure levels under our credit facilities.

o Selective evaluation of manufacturing facilities and closure or sale of those that do not sufficiently contribute to profitability.

o    Control labor and overhead costs in both manufacturing and administration.

     On September 19, 2005, we and certain of our domestic subsidiaries, including Foamex L.P., our primary operating subsidiary, filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.

     We emerged from bankruptcy on February 12, 2007 by consummating the transactions provided for in the second amended disclosure statement and the Plan filed with the Bankruptcy Court on November 27, 2006. The Bankruptcy Court confirmed the Plan on February 1, 2007. For more detailed information see Note 1, "Basis of Presentation and Bankruptcy" in the notes to consolidated financial statements.

     On November 27, 2006, we filed a second amended disclosure statement and the Plan with the Bankruptcy Court, which amended and superseded in all respects the first amended disclosure statement and the first amended plan, respectively. On the same date, the Bankruptcy Court approved the second amended disclosure statement. On December 12, 2006, we filed a first supplement to the second amended disclosure statement with the Bankruptcy Court to supplement the second amended disclosure statement by outlining trading restrictions that may become effective under the second amended and restated certificate of incorporation that we intend to adopt under the Plan. On December 20, 2006, the Bankruptcy Court entered the order approving the first supplement to the second amended disclosure statement and on February 1, 2007 confirmed the Plan. We emerged from bankruptcy on February 12, 2007.

     The Plan included payment in full in cash of amounts due, including interest under (i) the DIP Revolving Credit Facility, (ii) the DIP Term Loan, including a prepayment premium of approximately $4.3 million, (iii) the Senior Secured Notes, including a prepayment premium of $7.5 million, and (iv) the Senior Subordinated Notes. In addition, payment in full in cash, including interest, was made to holders of allowed general unsecured claims. There are several claims that are subject to pending objections in Bankruptcy Court or otherwise designated as disputed under the Plan and we will continue to litigate or resolve these matters, as appropriate. The Plan also provided for holders of equity interests to retain their interest and for each share of Series B preferred stock to be converted into 100 shares of common stock.

     In order to finance the Plan, Foamex L.P. entered into new senior secured credit facilities on February 12, 2007 which provided for aggregate maximum borrowings of up to $775.0 million, including $600.0 million under term loan facilities, comprised of $425.0 million under a first lien term loan facility with a six-year maturity and $175.0 million under a second lien term loan facility with a seven-year maturity, and a revolving credit facility providing for up to $175.0 million of revolving loans outstanding at any time (including up to $45.0 million available for letters of credit) with a five-year maturity. Foamex L.P. borrowed approximately $613.4 million under the new senior secured credit facilities to fund the Plan.

     In addition, on January 4, 2007, we offered rights to existing stockholders to purchase 2.506 shares of our common stock for each share of common stock held as of December 29, 2006 and holders of preferred stock as of the same date were offered rights to purchase 250.6 shares of common stock for each preferred share held, in each case for $2.25 per share. Stockholders exercised rights to purchase approximately 62.9 million shares of common stock pursuant to the rights offering with gross proceeds aggregating approximately $141.4 million. In addition, the

Significant Stockholders purchased approximately 3.8 million shares of common stock pursuant to a call option for approximately $8.6 million, increasing the gross proceeds from the issuance of additional common stock to $150.0 million and increasing the Significant Stockholders common stock ownership percentage to approximately 57%. After consideration of a $9.5 million put option premium paid to and a $2.0 million call option premium paid by the Significant Stockholders, and other expenses of the rights offering, the net equity proceeds aggregated approximately $141.0 million.

CRITICAL ACCOUNTING POLICIES

     We prepared our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of the assets and liabilities and revenues and expenses. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements. The accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results and which require management to exercise judgment include the following:

     Bankruptcy and Basis of Presentation

     Subsequent to the bankruptcy filing date, SOP 90-7 applied to our financial statements while we operated under the provision of chapter 11. SOP 90-7 does not change the application of generally accepted accounting principles in the preparation of financial statements. However, SOP 90-7 does require that the financial statements, for periods including and subsequent to the filing of the chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. We filed a second amended disclosure statement and the Plan with the Bankruptcy Court on November 27, 2006. We will not be permitted to adopt "Fresh Start Reporting" as defined by paragraph 36 of SOP 90-7. (See Note 1 to the consolidated financial statements.)

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

     Long-Lived Assets

     Net property, plant and equipment totaled approximately $107.0 million at December 31, 2006. Property and equipment held for use is grouped for impairment testing at the plant level, the lowest level for which there are identifiable cash flows. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We assess recoverability by comparing the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be generated by the assets. If an asset group is considered impaired, the impairment loss to be recognized would be measured as the amount by which the asset group's carrying amount exceeds its fair value. Estimated future cash flows are based on historical results adjusted for estimated future market conditions and operating plans. To the extent that these estimates change, impairment losses could result which may have a material adverse impact on future financial results.

     Goodwill

     We evaluate the recoverability of goodwill on an annual basis as required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). We perform this annual evaluation as of the first day of the fourth fiscal quarter, or more frequently if events or changes in circumstances, such as declining sales, earnings or cash flows or material adverse changes in the business climate, indicate that the carrying value of goodwill might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are primarily established using a discounted cash flow methodology. The determination of discounted cash flows is based on the businesses' plans and long range planning forecasts.

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

     Self Insurance

     We are self-insured up to certain limits for a number of risks including workers' compensation, medical, automobile and general liability. Commercial insurance policies are carried for amounts in excess of the self-insured amounts. Management exercises judgment in estimating the ultimate liability for claims. The services of an outside actuary are used to assist management in their evaluation of the liabilities for workers' compensation, automobile and general liability claims.

     Benefit Plans

     We maintain defined benefit pension plans that cover most of our U.S. employees. Projected benefit obligations, pension expense and amounts included in other comprehensive income are impacted by a number of assumptions. Key assumptions include the discount rates to determine benefit obligations and the expected long-term rate of return on plan assets. Discount rates are applied to future cash flows to measure benefit obligations on a present value basis. We assumed weighted average discount rates of 5.75%, 5.50% and 6.00% to calculate pension expense in 2006, 2005 and 2004, respectively. Based on pension plan obligations at year-end 2006, a 0.50% reduction in the discount rate would increase pension expense by approximately $0.8 million. Based on pension plan assets at year-end 2006, a 0.50% reduction in the expected rate of return assumption would increase pension expense by approximately $0.6 million. The under funded position of the pension plans was primarily the result of declining discount rates and historical returns on pension assets being below expectations resulting in an accumulated net actuarial loss which must be amortized in future years. The amortization of net actuarial losses is estimated to be approximately $2.3 million in 2007. We anticipate funding approximately $13.2 million to the pension plans in 2007 as compared to $15.9 million in 2006.

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

RESULTS OF OPERATIONS

                                               Carpet
                                   Foam        Cushion       Automotive      Technical
                                 Products      Products       Products       Products        Other         Total
                                 --------     ---------      -----------     ----------    ---------    ----------
2006                                                        (dollars in thousands)
Net sales                        $577,458     $206,315       $429,695        $143,448      $    267     $1,357,183
Income (loss) from operations    $114,266     $  7,820       $ 25,554        $ 38,548      $(66,088)    $  120,100
Depreciation and amortization    $  6,206     $    993       $  3,855        $  2,520      $  4,948     $   18,522
Income (loss) from operations
   as a percentage of net sales     19.8%         3.8%           5.9%            26.9%       n.m.(a)          8.8%

2005
Net sales                        $584,870     $178,268       $393,144        $127,712      $ (1,020)    $1,282,974
Income (loss) from operations    $ 67,564     $  1,820       $ 17,451        $ 32,749      $(78,046)    $   41,538
Depreciation and amortization    $  7,115     $  2,277       $  4,272        $  2,318      $   3,921    $   19,903
Income (loss) from operations
   as a percentage of net sales     11.6%         1.0%           4.4%            25.6%       n.m.(a)           3.2%

2004
Net sales                        $510,995     $209,182       $381,111        $124,146      $     541    $1,225,975
Income (loss) from operations    $ 57,148     $  8,539       $ 19,046        $ 32,916      $(61,132)    $   56,517
Depreciation and amortization    $  9,455     $  2,978       $  4,705        $  2,801      $   5,235    $   25,174
Income (loss) from operations
   as a percentage of net sales     11.2%         4.1%           5.0%            26.5%        n.m.(a)          4.6%

(a) Not meaningful.

     Business segment results include revenues and costs that are specifically identifiable and costs shared by business segments have been allocated based on utilization. As of January 2, 2006, responsibility for manufacturing operations in Mexico City was assumed by Automotive Products. Data in the table above for the Automotive Products and Other Segments for 2005 and 2004 have been adjusted for comparative purposes. In addition, results for the Foam Products Segment for 2005 and 2004 have been adjusted to reflect the consumer products group as a discontinued operation. See Note 10 to the consolidated financial statements.

2006 Compared to 2005

     Net sales for 2006 increased 6% to $1,357.2 million from $1,283.0 million in 2005. The increase is due to higher selling prices in all operating segments partially offset by lower volumes in Foam Products and Carpet Cushion Products.

     Gross profit in 2006 was $207.3 million, or 15.3% of net sales, compared to $128.7 million, or 10.0% of net sales, in 2005. Selling price increases implemented in the fourth quarter of 2005 have allowed us to recover increases in raw material costs that averaged approximately 35% since 2005, plus previously unrecovered raw material cost increases. In addition, operating efficiencies and yield improvements contributed to higher margins in 2006. Gross profit was reduced by asset impairment charges of $1.6 million in 2006 and $15.2 million in 2005.

     Income from operations in 2006 was $120.1 million, or 8.8% of net sales, increasing $78.6 million from $41.5 million, or 3.2% of net sales, reported in 2005 primarily due to the increased gross profit. Selling, general and administrative expenses were essentially unchanged from 2005 as the accrual of incentive compensation under a plan approved by the Bankruptcy Court on October 30, 2006 was offset by lower professional fees and reduced bad debt expense. The 2006 period included $7.9 million of restructuring charges related to the closure of manufacturing facilities, while the 2005 period included a $29.7 million gain from the sale of our rubber and felt carpet cushion businesses and goodwill impairment charges of $35.5 million.

     Foam Products

     Foam Products net sales for 2006 decreased 1% to $577.5 million from $584.9 million in 2005, primarily due to average selling price increases of more than 40%, offset by a more than 30% decrease in overall volume. Volumes were reduced in the fourth quarter of 2006 due to softness in the bedding and furniture industries. Volumes have continued to be weak in early 2007 but we anticipate gradual recovery over the balance of the year. Most of the selling price increases were implemented in the fourth quarter of 2005. Income from operations increased $46.7 million to $114.3 million in 2006 from $67.6 million in 2005. Higher selling prices and a higher percentage of sales of specialty foams were partially offset by the decrease in overall volume and raw material cost increases that averaged 35% since 2005. Income from operations was 19.8% of net sales in 2006, up from 11.6% of net sales in 2005.

     Carpet Cushion Products

     Carpet Cushion Products net sales for 2006 increased 16% to $206.3 million from $178.3 million in 2005 due to a more than 40% increase in average selling prices to offset scrap and other raw material cost increases, partially offset by the loss of $13.3 million of net sales from the rubber and felt carpet cushion businesses sold on April 29, 2005 and lower volumes in the remaining business. Income from operations was $7.8 million in 2006, compared to $1.8 million in 2005 as selling price increases more than offset higher material costs and lower volume. A charge of $4.6 million to adjust the carrying value of scrap inventory to net realizable value reduced income from operations in the fourth quarter of 2006. Income from operations was 3.8% of net sales in 2006, compared to 1.0% of net sales in 2005.

     Automotive Products

     Automotive Products net sales for 2006 increased 9% to $429.7 million from $393.1 million in 2005 due primarily to increased selling prices and additional volume from new business. Income from operations increased $8.1 million to $25.6 million primarily due to higher selling prices partially offset by raw material cost increases since the beginning of 2005, and operating efficiencies at our facility in Mexico City. Income from operations represented 5.9% of net sales in 2006 and 4.4% of net sales in 2005.

     Technical Products

     Technical Products net sales for 2006 increased 12% to $143.4 million from $127.7 million in 2005, primarily due to increased selling prices. Increased volumes for new products were largely offset by decreases in others. Income from operations increased $5.8 million to $38.5 million in 2006 compared to $32.7 million in 2005 as the sales increase and lower manufacturing costs were partially offset by higher raw material costs. Income from operations represented 26.9% of net sales in 2006 compared to 25.6% of net sales in 2005.

     Other

     The Other segment consists of the following:

                                                     2006               2005
                                                   -------            -------
                                                           (thousands)
     Unallocated corporate expense                 $57,180            $55,807
     Restructuring charges                           7,918              1,526
     Asset impairment charges                        1,629             15,193
     Goodwill impairment charges                         -             35,466
     Gain on sales of assets                          (639)           (29,946)
                                                   -------            -------

     Loss from operations                          $66,088            $78,046
                                                   =======            =======

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $95.0 million in 2006, which represented a 19% increase from 2005 expense of $79.7 million. The increase is primarily due to the accrual in 2006 of interest on subordinated debt for the period from September 19, 2005 through January 1, 2006 in accordance with SOP 90-7 when it became probable that such interest would be an allowed claim, and accrual of interest at default rates on debt subject to compromise, partially offset by lower interest rates on the DIP Revolving Credit facility and DIP Term Loan.

     Income from Equity Interest in Joint Ventures

     The income from an equity interest in an Asian joint venture was $2.7 million in 2006 and $1.8 million in 2005. The increase was primarily due to higher selling prices at the joint venture and a favorable impact of foreign currency translation.

     Other Expense, Net

     Other expense, net was $0.4 million for 2006 compared to $1.7 million for 2005.

     Reorganization Items, Net

     On September 19, 2005, we filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code. During 2006 we incurred professional fees associated with the bankruptcy and recorded gains from the rejection of certain leases and other contracts resulting in net expense of $15.6 million. During 2005, we adjusted the carrying values of certain prepetition debt, including related debt issuance costs and deferred credits, incurred professional fees associated with the bankruptcy, and recorded gains from the rejection of certain leases and other contracts. These reorganization items resulted in net expense of $6.8 million in 2005.

     Provision (Benefit) for Income Taxes

     The net tax benefit for 2006 includes reversals of foreign tax reserves and tax benefits for restructuring charges in Canada to the extent of the availability of tax loss carrybacks. Alternative minimum taxes and certain state and foreign taxes partially offset the tax benefits.

     We have not provided any regular U.S. income tax expense for 2006 because we will be able to utilize U.S. net operating loss carryforwards ("NOLs") to fully offset U. S. taxable income for the year 2006 and therefore reverse a portion of our valuation allowance for U.S. deferred tax assets. Our NOLs aggregated approximately $288.7 million at December 31, 2006. We had an IRC
Section 382 ownership change in June 2001 that limits our utilization of NOLs to approximately $21.0 million per year for approximately $57.0 million of our U.S. NOLs. The balance of approximately $231.7 million of NOLs are currently not subject to limitation on their utilization. We do not believe that we have had any additional IRC Section 382 ownership change, including at or near the Effective Date of the Plan. If it is determined that an additional IRC Section 382 ownership change has occurred, we do not expect the amount of any limitation to have a significant impact on our cash flows or financial performance.

2005 Compared to 2004

     Net sales for 2005 increased 5% to $1,283.0 million from $1,226.0 million in 2004. Higher selling prices in Foam Products were partially offset by lower volume principally in the Carpet Cushion operating segment, primarily due to the sale of the rubber and felt carpet cushion businesses on April 29, 2005. Net sales from the rubber and felt carpet cushion businesses were $28.0 million greater in 2004 than in 2005.

     Gross profit was $128.7 million, or 10.0% of net sales, in 2005 compared to $141.7 million, or 11.6% of net sales, in 2004. In 2005, we were only partially successful in the timely execution of customer selling price increases to offset chemical raw material cost increases which averaged approximately 32% in 2005 due to time lags and because of pricing pressure from competitors particularly in Foam Products. Our gross profit margin was 6.6% for the first three quarters of 2005 but improved to 19.7% in the fourth quarter as a result of selling price increases to customers.

     Income from operations for 2005 was $41.5 million, or 3.2% of net sales, compared to income from operations of $56.5 million, or 4.6% of net sales, in 2004. The $13.0 million decline in gross profit was partially offset by lower selling, general and administrative expenses which decreased by $4.5 million, or 5%, principally due to lower professional fees. The 2005 period includes goodwill and asset impairment charges of $50.7 million. Results include net restructuring charges of $1.5 million in 2005 and $1.8 million in 2004.

     Foam Products

     Foam Products net sales for 2005 increased 14% to $584.9 million from $511.0 million in 2004 primarily due to average selling price increases of 25% partially offset by a 9% decrease in overall volume. The largest selling price increases were implemented in the fourth quarter of 2005. Income from operations increased 18% to $67.6 million in 2005 from $57.1 million in 2004 principally as a result of the higher selling prices partially offset by higher raw material costs and $3.0 million for a customer product quality claim. Income from operations in the fourth quarter of 2005 was $40.4 million, compared to $27.2 million in the first three quarters, primarily due to selling price increases to customers. Income from operations was 11.6% of net sales in 2005, up from 11.2% of net sales in 2004.

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

     Automotive Products

     Automotive Products net sales for 2005 increased 3% to $393.1 million from $381.1 million in 2004 primarily as a result of selling price increases and volume increases from new customers offset by soft industry demand, especially during the first half of 2005. Income from operations of $17.5 million was down $1.6 million, or 8%, compared to 2004 primarily due to higher selling prices partially offset by higher chemical costs. Income from operations was 4.4% of net sales in 2005, down from 5.0% of net sales in 2004.

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

     Other

     The Other segment consists of the following:

                                               2005             2004
                                             -------          --------
                                                    (thousands)
     Unallocated corporate expenses          $55,807          $57,691
     Restructuring charges                     1,526            1,817
     Asset impairment charges                 15,193            2,809
     Goodwill impairment charges              35,466                -
     Gain on sales of assets                 (29,946)          (1,185)
                                             -------          -------

     Loss from operations                    $78,046          $61,132
                                             =======          =======

     Gain on Sale of Businesses

     On April 29, 2005, we sold our rubber and felt carpet cushion businesses consisting principally of property, plant and equipment located at Cape
Girardeau, MO and Newton, NC, inventories, and related goodwill to Leggett & Platt, Incorporated for net cash proceeds of $38.7 million. The property, plant and equipment, inventories and related goodwill had carrying values of $3.2 million, $2.8 million and $2.5 million, respectively. The net gain of $29.7 million, on which there was no tax impact, has been reflected in the consolidated statements of operations for 2005. The rubber and felt carpet cushion businesses provided approximately $41.3 million and $4.5 million of net sales and gross profit, respectively, in 2004.

     Interest and Debt Issuance Expense

     Interest and debt issuance expense was $79.7 million in 2005, which represented a 4% increase from 2004 expense of $76.7 million, reflecting a $4.8 million increase in amortization and write off of debt issuance costs as well as higher average revolver borrowing levels and interest rates, partially offset by lower interest accruals on subordinated debt which has been reclassified to liabilities subject to compromise as a result of our bankruptcy filings.

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

     Other Expense, Net

     Other expense, net was $1.7 million for 2005 compared to $1.4 million for 2004.

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

     Foamex L.P.'s liquidity requirements consist principally of accounts receivable, inventory and accounts payable, scheduled payments of principal and interest on outstanding indebtedness, capital expenditures, and employee benefit plan obligations. Subsequent to our bankruptcy filing on September 19, 2005, cash flow from

Foamex L.P.'s operating activities, cash on hand and periodic borrowings under Foamex L.P.'s credit agreements had been adequate to meet Foamex L.P.'s operating liquidity requirements.

     Cash and cash equivalents were $6.0 million at December 31, 2006 compared to $7.4 million at January 1, 2006. Working capital at December 31, 2006 was $24.0 million and the current ratio was 1.08 to 1 compared to negative working capital at January 1, 2006 of $19.4 million and a current ratio of 0.95 to 1.

     Total debt, including $500.9 million subject to compromise, and revolving credit borrowings at December 31, 2006 was $643.7 million, a $98.4 million decrease from January 1, 2006. As of December 31, 2006, there were revolving credit borrowings of $56.3 million under the DIP Revolving Credit Facility with $129.7 million available for borrowings and $21.6 million of letters of credit outstanding. Revolving credit borrowings at December 31, 2006 reflect working capital requirements.

     DIP Revolving Credit Facility

     On September 22, 2005, Foamex L.P. entered into a DIP Revolving Credit Facility with a group of lenders to provide a revolving credit facility with a maximum availability of $240.0 million. The initial borrowing under the DIP Revolving Credit Facility was used to repay outstanding obligations under the prepetition Senior Secured Credit Facility and interest due under the prepetition Secured Term Loan. The DIP Revolving Credit Facility includes a $40.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable, inventory, equipment, and real estate. At December 31, 2006 and January 1, 2006, Foamex L.P. had total available borrowings of $129.7 million and $53.6 million, respectively, and letters of credit outstanding of $21.6 million at December 31, 2006 under the facility. Substantially all of the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the DIP Revolving Credit Facility bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At December 31, 2006 and January 1, 2006, the weighted average interest rates on borrowings were 7.38% and 7.42%, respectively. All borrowings under the DIP Revolving Credit Facility will mature on the earlier of March 22, 2007 or the date that we emerge from chapter 11. The DIP Revolving Credit Facility includes both a subjective acceleration clause and a lock box arrangement that requires all lock box receipts be used to repay revolving credit borrowings. Borrowings under the DIP Revolving Credit Facility are classified as current in the accompanying consolidated balance sheets at December 31, 2006 and January 1, 2006. All amounts due under the DIP Revolving Credit Facility were paid upon our emergence from bankruptcy on February 12, 2007.

     DIP Term Loan

     On September 22, 2005, Foamex L.P. entered into a DIP Term Loan with a group of lenders to provide an $80.0 million term loan. Proceeds from the DIP Term Loan were used to repay outstanding principal under a prior term loan. Borrowings under the DIP Term Loan bear interest at a rate that is either (i) 3.375% plus the greater of the Base rate, as defined, or 6.50% or (ii) 5.375% plus the greater of the LIBOR rate or 3.00%. At December 31, 2006 and January 1, 2006, the weighted average interest rates were 10.73% and 14.29%. Margins were reduced under an amendment to the DIP Term Loan effective May 12, 2006. Borrowings under the DIP Term Loan are collateralized by the same collateral as the DIP Revolving Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the DIP Revolving Credit Facility and the DIP Term Loan. All borrowings under the DIP Term Loan will mature on the earlier of March 22, 2007 or the date that we emerge from chapter
11. The DIP Term Loan may be repaid prior to maturity by paying a prepayment premium initially set at 8% and declining ratably over a 48-month period. The DIP Term Loan is classified as current in the accompanying consolidated balance sheets at December 31, 2006 and January 1, 2006. All amounts due under the DIP Term Loan, including a prepayment premium of approximately $4.3 million, were paid upon our emergence from bankruptcy on February 12, 2007.

     Debt Covenants

     The DIP Revolving Credit Facility and the DIP Term Loan (together, the "DIP Facilities") contained certain restrictive covenants that limited, among other things, the ability of our subsidiaries (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments,
(iii) to incur additional  indebtedness or issue

Preferred Equity Interests, as defined, (iv) to merge, consolidate or sell all or substantially all assets, or (v) to enter into certain transactions with affiliates or related persons. In addition, the DIP Facilities contained provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holders. Under the most restrictive of the distribution restrictions, we could be paid by our subsidiaries, as of December 31, 2006, funds only to the extent to enable us to meet our tax payment liabilities, subject to Bankruptcy Court approval, during the bankruptcy process, and our normal operating expenses of up to $2.3 million during the term of the DIP Facilities, so long as no default or event of default occurred.

     Under the DIP Facilities, Foamex L.P. was subject to financial covenants, including a minimum EBITDA, as defined, covenant that began with the one month period ended October 30, 2005, a cumulative net cash flow, as defined, covenant that began with the two month period ended December 4, 2005, a maximum leverage ratio covenant, and a capital expenditure restriction for twelve month rolling periods that began October 3, 2005. The minimum EBITDA and cumulative net cash flow covenants included an increasing number of months until they reached twelve months ended on October 1, 2006 and were the trailing twelve months thereafter. Foamex L.P. was in compliance with the minimum EBITDA, cumulative net cash flow, maximum leverage ratio and capital expenditure covenants as of and for the twelve months ended December 31, 2006. The DIP facilities also limited expenditures for certain prepetition and post petition liabilities, as defined, subject to Bankruptcy Court approval.

     New Senior Secured Credit Facilities

     On February 12, 2007, Foamex L.P. entered into new senior secured credit facilities consisting of a $175.0 million revolving credit facility, including a sub-limit of $45.0 million for letters of credit, and term loan facilities aggregating $600.0 million, including $425.0 million under a first lien term loan facility and $175.0 million under a second lien term loan facility. Borrowings under the revolving credit facility are subject to a borrowing base formula based on eligible accounts receivable and bear interest at floating rates based upon and including a margin over either LIBOR, as defined, or a Base Rate, as defined. The revolving credit facility will mature on February 12, 2012. Borrowings under the term loan facilities also bear interest at floating rates based upon and including a margin over either Eurodollar, as defined, or a Base Rate as defined. The first lien term loan facility is subject to quarterly principal repayments of approximately $1.1 million and annual excess cash flow repayments, as defined, with the balance maturing on February 12, 2013. The second lien term loan facility matures on February 12, 2014 and is subject to a prepayment premium of 2.0% during the first year and 1.0% during the second year.

     Foamex L.P. borrowed approximately $13.4 million under the revolving credit facility and the full amounts of the first lien term loan facility and second lien term loan facility on February 12, 2007 to pay amounts due under the Plan. The initial weighted average interest rates were 8.25%, 7.57% and 10.07%, respectively. Foamex L.P. is subject to a leverage ratio covenant, as defined, under both term loan facilities and an interest coverage ratio covenant, as defined, under the first lien term loan facility as well as an annual capital expenditure maximum under all three facilities. In addition, Foamex L.P. is restricted in its ability to make distributions to us similar to the restrictions in place under the DIP Facilities.

     On February 27, 2007, Foamex L.P. entered into interest rate swap and "no cost" collar contracts to take effect on March 12, 2007. The interest rate swap contracts have a life of five years plus 35 days with a notional amount of $300.0 million at inception reducing annually beginning on April 15 in 2008, to $250 million, $200 million, $100 million, and $75 million, respectively, in which Foamex L.P. will receive interest at a variable rate equal to three-month LIBOR and pay interest at a fixed rate of 4.93%. The collar contracts have a life of five years plus 35 days with a notional amount of $175 million at inception reducing to $125 million on April 15, 2011. The collar contracts limit the variability of the interest rate risk with a cap of 5.50% and a floor of 4.35%. Foamex L.P. has determined these derivatives to be effective hedges under the guidance of Statement of Financial Accounting Standard No. 133, "Accounting for Derivatives and Hedging Activities." As a result of these transactions, Foamex L.P. has fixed the rate on 50% of the amount borrowed under the term loans at February 12, 2007 with 29% subject to the collar. The remaining 21% will continue to have variable rates.

     Cash Flow from Operating Activities

     Cash provided by operating activities was $104.9 million in 2006 compared to cash used by operating activities of $22.9 million in 2005, an increase of $127.8 million. Operating income excluding noncash charges and gain on sales of assets increased by $40.7 million in 2006 compared to 2005. In addition, accrued and unpaid interest increased $33.0 million more in 2006 than in 2005 and $52.1 million of cash was generated through receivable collections.

     Cash Flow from Investing Activities

     Investing activities used $12.1 million of cash in 2006. Cash requirements included capital expenditures of $10.6 million and capitalized software development costs of $2.6 million. In 2005, cash provided by investing activities was $32.0 million, which consisted of capital expenditures of $5.2 million, capitalized software development costs of $2.6 million and $39.8 million in proceeds from the sale of assets. Estimated capital expenditures for 2007 are expected to be approximately $20.0 to $22.0 million.

     Cash Flow from Financing Activities

     Cash used by financing activities was $94.2 million in 2006 and consisted principally of repayments of revolving loans. Cash used by financing activities in 2005 was $7.0 million and consisted principally of debt issuance costs.

     Contractual Obligations

     Our contractual obligations are shown in the following table:

                                                               Payment due by Period
                                      ------------------------------------------------------------------------
Contractual Obligations                 Total          2007        2008-09          2010-11    2012 and beyond
-----------------------               --------       -------       -------          -------    ---------------
                                                              (dollars in millions)
Long-Term Debt, including
   Capital Leases (1)                 $1,257.0        $639.6        $  9.7          $  8.5         $599.2
Interest (2)                             429.7         155.3         101.4           100.2           72.8
Operating Leases                          58.0          14.5          20.9            12.9            9.7
Purchase Commitments (3)                 205.3         111.2          64.1            30.0              -
Employee Benefits (4)
                                      --------        ------        ------          ------         ------
Total Contractual Obligations (5)     $1,950.0        $920.6        $196.1          $151.6         $681.7
                                      ========        ======        ======          ======         ======

(1) Payments in 2007 include $500.1 million of debt classified as liabilities subject to compromise, $56.3 million outstanding under the DIP Revolving Credit Facility and $80.0 million outstanding under the DIP Term Loan at December 31, 2006, all of which were paid in full on February 12, 2007 utilizing proceeds from the new Senior Secured Credit Facilities and the sale of common stock pursuant to a rights offering and the exercise of the call option by the Significant Stockholders. Payments due in 2008 and later years are primarily principal payments required under the new Senior Secured Credit Facilities.

(2) Interest payments in 2007 include $110.7 million (including prepayment premiums of $11.8 million) of accrued interest on debt that was repaid on February 12, 2007. Interest payments for periods after February 12, 2007 are estimated based on interest rates in effect at this date (adjusted for an interest rate swap contract effective on March 12, 2007) and debt outstanding reduced only by required principal payments.

(3) Includes outstanding take or pay purchase commitments with chemical suppliers and others to purchase minimum quantities of materials or services.

(4) We also have obligations to provide employee benefits including those under our defined benefit and defined contribution retirement plans and our medical benefit plan. In addition, we are partially self-insured for a number of risks including workers' compensation, automobile and general liability. Due to the many variables involved, accurate estimates of these future obligations cannot be made. In 2006, payments for these obligations aggregated approximately $41.4 million.

(5)  Comprised of the following:

     Liabilities recorded on the balance sheet at December 31, 2006                                   $  745.5
     Borrowings under new Senior Secured Credit Facilities on February 12, 2007                          613.4
     Commitments, including interest,  not recorded on the balance sheet at December 31, 2006            591.1
                                                                                                      --------
                                                                                                      $1,950.0

OTHER

Environmental Health and Safety

     We are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, are from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of December 31, 2006, we had accruals of approximately $1.7 million for environmental matters including approximately $1.6 million related to remediating and monitoring soil and groundwater contamination and approximately $0.1 million relating to a PRP Site. Additional losses, if any, in excess of amounts currently accrued, cannot be reasonably estimated at this time. If there are additional matters or if any current estimates are incorrect, there could be a material adverse effect on our financial position, results of operations and cash flows.

     We have reported to state authorities that we have found soil and/or groundwater contamination in excess of state standards. Following our emergence from bankruptcy, five sites are in various stages of investigation or remediation. The extent of contamination and the ultimate liability is not known with certainty for all sites.

     We have either upgraded or closed all underground storage tanks at our facilities in accordance with applicable regulations.

     The CERCLA and comparable state laws impose liability without fault for the costs of cleaning up contaminated sites on certain classes of persons that contributed to the release of hazardous substances into the environment at those sites, for example, by generating wastes containing hazardous substances which were disposed at such sites. We are currently designated as a PRP with respect to one site following emergence from bankruptcy. Estimates of total cleanup costs and fractional allocations of liability are often provided by the EPA, the state environmental agency or the committee of PRPs with respect to the specified site. Based on these estimates (to the extent available) and on known information, we do not expect additional costs, if any, to be material to our results of operations, cash flows or financial position.

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

Claims and Litigation

     We and our subsidiaries are party to various lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows. If management's assessment is incorrect, such actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of December 31, 2006, we had accrued approximately $1.9 million relating to the Litigation Matters in addition to the environmental matters discussed above.

     In July 2001, Foamex L.P. purchased certain assets, but did not assume any liabilities, related to the manufacture and sale of a variety of polyurethane products from a group of sellers, including GFC. PMC, the parent of GFC, served as guarantor under the asset purchase agreement memorializing the sale. The guarantee covered the performance of all terms, conditions, covenants and indemnities required to be performed by the sellers (including GFC) under the agreement.

     Foamex L.P. is party to certain disputes relating to a fire at a nightclub in West Warwick, Rhode Island in February 2003. The fire destroyed the nightclub killing 100 persons and injuring over 100 others. Foamex L.P. and several of its affiliates are named as defendants, along with more than 50 other defendants, in certain litigation concerning the fire. The ensuing Litigation comprising numerous cases has been consolidated in a single case, Gray v. Derderian, Case No. 04-312L, before the United States District Court for the District of Rhode Island. Plaintiffs also filed proofs of claim in our bankruptcy cases. Foamex L.P. is named in these cases solely as an alleged successor to GFC, a defendant in the Litigation. In addition to other foam manufacturing defendants in the Litigation, GFC is alleged to have manufactured and sold polyurethane foam to a foam fabricator in Rhode Island. The foam fabricator is alleged to have then sold the foam at issue to the nightclub. The foam was among other building materials alleged to have caught fire when pyrotechnics were set off inside the nightclub.

     The Litigation is in its early stages. We believe that there are multiple defenses to (i) the claims against GFC, and (ii) the successor claim against Foamex L.P. We intend to continue vigorously defending Foamex L.P. in the Litigation. We also believe that if, GFC is held liable for monetary damages in the Litigation and GFC is unable to satisfy that obligation and Foamex L.P. is found to have liability as a successor to GFC, there is likely to be adequate insurance available to Foamex L.P. to cover such liability. However, there can be no assurance that the defenses available to GFC or to Foamex L.P. as an alleged successor will prevail. In addition, there can be no assurance that, if GFC is held liable for monetary damages in the Litigation, GFC will be able to satisfy that obligation through its insurance or assets or that the liability insurance available to Foamex L.P. will be sufficient to cover any potential liability to Foamex L.P., if it were to be found to be a successor to GFC.

     Foamex L.P. incurred fees and costs in defense of the Litigation and neither GFC nor PMC honored our demand for reimbursement of those fees and costs, as was agreed to under the asset purchase agreement. Therefore, in November 2005, we filed an adversary proceeding against PMC alleging, among other claims, that PMC breached its obligations under the asset purchase agreement by failing to reimburse Foamex L.P. for the fees and costs related to the defense of the Litigation.

     On October 4, 2006, the parties to the PMC Litigation agreed to a settlement of the PMC Litigation. The settlement resolves the PMC Litigation in its entirety and will result in the recovery of the vast majority of the fees and costs expended thus far defending the Litigation and up to an aggregate of $2.5 million in total fees and costs, but does not settle any disputes as to any PMC obligations under the indemnity for the underlying liability, which is subject to the same $2.5 million indemnity cap. The settlement was approved by the Bankruptcy Court on October 19, 2006.

Inflation, Raw Material Costs and Other Matters

     The prices of the two principal chemicals we use in manufacturing of flexible polyurethane foam, TDI and polyol, are influenced by demand and
manufacturing   capacity.  In  addition,  the  prices  of  TDI  and  polyol  are significantly influenced by crude oil production and prices and by world political instability, particularly in the Middle East. Results for 2005, 2004 and 2003 were negatively impacted by increasing costs for raw materials. We experienced significant increases in the prices of raw materials from major chemical manufacturers during this period. We have sought to recover these cost increases through selling price increases, but historically we have only been partially successful. We may not be successful in implementing further selling price increases to fully recover historical raw material cost increases and competitive pricing pressure may require us to adjust selling prices or lose volume. Results of operations have been and could be adversely affected by delays in implementing, or inability to implement, selling price increases to offset raw material cost increases. Additionally, we must continue to further reduce and control our other operating and corporate expenses including selling, general and administrative expenses to offset raw material cost increases.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our debt securities with variable interest rates are subject to market risk for changes in interest rates. On December 31, 2006, indebtedness with variable interest rates totaled $142.3 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, annual interest expense would increase by approximately $1.4 million. After our emergence from bankruptcy on February 12, 2007 and after the execution of interest rate swap and collar contracts effective on March 12, 2007, we effectively have indebtedness with variable interest rates of approximately $145.0 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

     Changes in Internal Control over Financial Reporting

     No change in our internal control over financial reporting occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As described in Part I, Item 1 of the Form 10-K, on September 19, 2005, the Company filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code. Members of the Board of Directors following the Company's emergence from chapter 11 were set forth in the Plan (as defined in Part I, Item I) and are listed below along with their ages as of March 23, 2007 and biographical information. The Company does not expect to hold a meeting of stockholders in 2007 to elect directors. The next election of directors is expected to take place at a meeting of stockholders in 2008.

Directors as of March 23, 2007

Name                                    Age and Biographical Information

RAYMOND E. MABUS, JR.                   Raymond  E.  Mabus,  Jr.,  58,  has been
                                        Chairman  of the  Board  of the  Company
                                        since  February  2004 and a director  of
                                        the Company since  September  2000.  Mr.
                                        Mabus has been Chief  Executive  Officer
                                        since  November  2006  and  was  Interim
                                        President  and Chief  Executive  Officer
                                        from June  2006 to  November  2006.  Mr.
                                        Mabus served as U.S.  Ambassador  to the
                                        Kingdom  of Saudi  Arabia  from  1994 to
                                        1996.  Mr.  Mabus  served as Governor of
                                        Mississippi  from  1988 to  1992.  After
                                        leaving  public  service  in  1996,  Mr.
                                        Mabus  joined the board of  directors of
                                        an employee  training service now called
                                        Strategic  Partnerships.  Mr.  Mabus was
                                        the   President   of  Global   Resources
                                        Division  from  October 1998 to February
                                        2002.  Mr. Mabus serves on the Boards of
                                        Directors  of  Citizens   International,
                                        Fusion, Inc., and Thomas Engine.

ROBERT B. BURKE                         Robert B. Burke, 45, has been a director
                                        of the Company since  February 2007. Mr.
                                        Burke is the Founder and Chief Executive
                                        Officer    of    Par-Four     Investment
                                        Management, LLC (formerly Par IV Capital
                                        Management,  LLC),  an asset  management
                                        company   that   manages   hedge  funds,
                                        collateralized  debt  obligations,   and
                                        separate managed  accounts  specializing
                                        in credit and distressed  assets.  Prior
                                        to    founding    Par-Four    Investment
                                        Management,  LLC, in 2003, Mr. Burke was
                                        a Managing  Director at Lehman  Brothers
                                        where he held  the  position  of  Global
                                        Head  of  High  Yield,  Distressed,  and
                                        Leveraged Loan Sales.  Mr. Burke holds a
                                        BS   in   accounting    from   Villanova
                                        University.

SETH CHARNOW                            Seth Charnow, 30, has been a director of
                                        the Company since February  2007.  Since
                                        July 2005, Mr. Charnow has been employed
                                        by D.  E.  Shaw  &  Co.,  L.P.  ("D.  E.
                                        Shaw"),  a private  investment  advisory
                                        firm,  where he  currently  serves  as a
                                        vice  president.  From 2000 to 2003, Mr.
                                        Charnow worked as an associate at Fenway
                                        Partners,  Inc.,  a private  equity firm
                                        focused   on  control   investments   in
                                        branded   consumer   and   manufacturing
                                        businesses.   From  1998  to  2000,  Mr.
                                        Charnow was a financial analyst in the mergers and acquisitions group at Bear, Stearns & Co., Inc. Mr. Charnow holds both a BS in economics and an MBA from the Wharton School of the University of Pennsylvania.

GREGORY J. CHRISTIAN                    Gregory  J.  Christian,  41,  has been a
                                        director of the Company since June 2006.
                                        Mr. Christian has been President of the Company since February 2007 and was Chief Restructuring Officer from August of 2005 until the Company's emergence from chapter 11 in February 2007. Mr.
                                        Christian was Executive Vice President and General Counsel and responsible for the Human Resources Department since
                                        October  2002.  Mr.  Christian  was also
                                        Chief  Administrative  Officer from June
                                        2006 to February 2007. Mr. Christian was previously Vice President and Deputy
                                        General Counsel of the Company from February 2002 to October 2002.

EUGENE I. DAVIS                         Eugene I. Davis, 52, has been a director
                                        of the Company since  February 2007. Mr.
                                        Davis  has  been   Chairman   and  Chief
                                        Executive Officer of PIRINATE Consulting
                                        Group, LLC, a privately-held  consulting
                                        firm    specializing    in   turn-around
                                        management,   merger   and   acquisition
                                        consulting,    hostile   and    friendly
                                        takeovers,  proxy contests and strategic
                                        planning  advisory services for domestic
                                        and  international  public  and  private
                                        business entities,  since 1997. Prior to
                                        forming  PIRINATE  in  1997,  Mr.  Davis
                                        served as President,  Vice-Chairman  and
                                        Director  of  Emerson  Radio  Corp,  and
                                        Chief     Executive      Officer     and
                                        Vice-Chairman  of  Sport  Supply  Group,
                                        Inc.  Mr.  Davis  began his career as an
                                        attorney  and  international  negotiator
                                        with Exxon  Corporation and Standard Oil
                                        Company  (Indiana)  and as a partner  in
                                        two   Texas-based  law  firms  where  he
                                        specialized in corporate/securities law,
                                        international      transactions      and
                                        restructuring  advisory.  Mr. Davis is a
                                        director of Knology,  Inc.,  PRG-Schultz
                                        Internatinal,  Inc.,  Silicon  Graphics,
                                        Inc. and American  Commercial Lines Inc.
                                        Mr. Davis is also  Chairman of the Board
                                        of  Directors  of  Atlas  Air  Worldwide
                                        Holdings, Inc. Mr. Davis holds a BA from
                                        Columbia    College,    a   Masters   of
                                        International     Affairs    (MIA)    in
                                        International Law and Organization from the School of International Affairs of Columbia University and a JD from the Columbia Law School.

THOMAS M. HUDGINS                       Thomas  M.  Hudgins,   67,  has  been  a
                                        director of the Company  since  November
                                        2004. Mr.  Hudgins  retired as a partner
                                        from  Ernst & Young  LLP in 2002.  While
                                        with the firm,  he held  various  senior
                                        management positions, including Managing
                                        Partner of the New York  office and lead
                                        partner   of  the  New   York   office's
                                        financial services practice. Mr. Hudgins
                                        also served on the firm's  international
                                        executive   committee   for  its  global
                                        financial  services  practice  and was a
                                        member   of   the   predecessor   firm's
                                        Accounting   and   Auditing    Standards
                                        Committee  and  Board of  Partners.  Mr.
                                        Hudgins    joined    Ernst   &   Young's
                                        predecessor firm in 1963. Mr. Hudgins currently serves as a member of the Board of Directors of The Bridge Inc., a non-profit entity. Mr. Hudgins holds a BS from Davidson College and a MBA from Harvard Business School.

GREGORY E. POLING                       Gregory  E.  Poling,   51,  has  been  a
                                        director of the Company  since  February
                                        2007.  Mr. Poling is a Vice President of
                                        W.  R.   Grace  &  Co.   ("Grace")   and
                                        President of the Grace Davison operating
                                        segment.  Mr. Poling was promoted to his
                                        current position in March 2005, after 28
                                        years  with   Grace.   Mr.   Poling  has
                                        responsibility   for   Grace   Davison's
                                        Refining     Technologies,     Specialty
                                        Catalysts,   Engineered   Materials  and
                                        Discovery Sciences product groups and is
                                        a  board  member  of  Advanced  Refining
                                        Technologies,  a joint  venture  between
                                        Grace and Chevron.  In August 1999,  Mr.
                                        Poling was appointed  Vice President and
                                        General   Manager  of  silica   products
                                        worldwide.  Mr.  Poling  graduated  from
                                        Denison  University with a BS in history
                                        and has  completed  the MIT Sloan School
                                        of Management  executive program and the
                                        Babson      College      entrepreneurial
                                        management program.

Executives Officers as of March 23, 2007

Name                     Age  Position(s) Held
----                     ---  ----------------
Raymond E. Mabus, Jr.    58   Chairman and Chief Executive Officer
Gregory J. Christian     41   President
Paul A. Haslanger        60   Executive Vice President, Manufacturing Technology
Stephen E. Markert, Jr.  55   Interim Chief Financial Officer
Darrell Nance            54   Executive Vice President, Foam Products
                              (Western Region)
Donald W. Phillips       41   Executive Vice President, Automotive Products
Stephen E. Stockwell     61   Executive Vice President, Carpet Cushion Products
Andrew M. Thompson       42   Executive Vice President, Foam and Technical
                              Products

     Executive officers are elected by the Board of Directors and hold office until their successors have been duly elected and qualified or until their earlier resignation or removal from office. A brief biography of each executive officer of the Company is provided below (other than Messrs. Mabus and Christian whose biographies are included above under "Directors").

     Paul A. Haslanger has been Executive Vice President, Manufacturing since October 2002. From February 1993 to October 2002, Mr. Haslanger was Senior Vice President of Manufacturing. From October 1984 to February 1993, Mr. Haslanger was Vice President of Manufacturing for the Company and a predecessor to the Company.

     Stephen E. Markert, Jr, has been Interim Chief Executive Officer since December 2006. Since 2005, Mr. Markert has been a Partner at Tatum LLC, an executive services firm. Mr. Markert previously served as Vice President Finance, Chief Financial Officer of C&D Technologies, Inc., a manufacturing company, from 1995 to 2005 and Corporate Controller from 1989 to 1995.

     Darrell Nance has been Executive Vice President, Foam Products (Western Region) since March 1998. From 1995 to 1997, Mr. Nance served as Vice President and General Manager of West Coast Operations of Crain Industries, Inc., a polyurethane foam manufacturer that was acquired by the Company in December 1997.

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

     Andrew M. Thompson has been  Executive Vice  President,  Foam and Technical
Products since May 2005. From January 2003 to May 2005, Mr. Thompson was Executive Vice President, Technical Products. From January 2000 to January 2003, Mr. Thompson was Senior Vice President, Research & Development. Prior to joining the Company, Mr. Thompson spent 10 years at Lyondell/ARCO Chemical where he held various positions in polyurethane-related areas, most recently as Technology Manager, Polyurethane Research & Development since 1995. Mr. Thompson received a Ph.D. in Polymer Chemistry from the University of Massachusetts.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of the Company's stock, to file initial reports of ownership and reports of changes of ownership with the SEC. Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file.

     Based solely on the Company's review of the copies of such forms furnished to the Company during the last fiscal year and written representations from the executive officers, directors and greater than 10% beneficial owners, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% owners were complied with, except for a Form 4 filed by S. Dennis N. Belcher, a former director, and a Form 4 filed by Gregory J. Christian, both of which were inadvertently filed after the applicable deadlines.

Code of Ethics

     The Company has adopted a Code of Ethics which applies to directors, officers, senior management, and certain other employees of the Company,
including  its  principal   executive  officer,   principal  financial  officer,
principal accounting officer or controller or persons performing similar functions. The Code of Ethics is available under the "Investor Relations" section on the Company's web site located at www.foamex.com/codeethics.php. The Company granted no waivers to its Code of Ethics in 2006. The Company will post all amendments and waivers to its Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions on its web site and will make all applicable filings with the SEC related thereto.

Audit Committee Composition and Financial Expert

     The Audit Committee is currently comprised of Thomas M. Hudgins, who serves as its Chair, and Eugene I. Davis, both of whom are non-employee directors and both of whom are independent as defined by Rule 4200 of the NASD listing standards.

     The Board of Directors has determined that both members of the Audit Committee are financially literate and have financial management expertise, as the Board of Directors has interpreted such qualifications in its business judgment. In addition, the Board of Directors has designated each member of the Audit Committee as an audit committee financial expert as defined in Item 401 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Lead Director

     The Board of Directors has appointed Eugene I. Davis as Lead Director. As Lead Director, Mr. Davis, in consultation with the non-employee directors:

o advises the Chairman of the Board (the "Chairman") as to an appropriate schedule of board meetings;

o reviews and provides the Chairman with input regarding the agendas for the board meetings;

o presides at all meetings at which the Chairman is not present including executive sessions of the non-employee directors and apprises the Chairman of the issues considered;

o    calls   meetings  of  the   non-employee   directors   when  necessary  and
     appropriate; and

o performs such other duties as the Board may from time to time delegate to the Lead Director.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors

     Currently, there are two employee directors who receive no additional compensation for service as a director. Compensation in 2006 for non-employee directors included the components listed below.

     Annual Retainer - $50,000.

     Meeting Fees - $1,500 for each board or committee meeting attended in person and $750 per telephonic conference call meeting. Non-employee directors who chair meetings receive two times the applicable meeting fee.

     Committee Chair Fee - $10,000 per year.

     Lead Director Fee - -$10,000 per year.

     Travel Expenses - reimbursement for reasonable out-of-pocket expenses in connection with travel to and attendance at board and committee meetings, and other corporate business.

     Non-Executive Chairman of the Board - in addition to the foregoing, prior to being named Interim Chief Executive Officer of the Company on June 8, 2006 Mr. Mabus received a payment of $25,000 on a quarterly basis for his services as Non-Executive Chairman of the Board. Mr. Mabus also received a transition payment of $25,000 per quarter through and including the second quarter of 2006. No additional payments have been or will be made since Mr. Mabus became an executive officer in June 2006.

     The following table sets forth amounts paid by the Company to directors in connection with their services to the Company in 2006.

----------------------------------------------- ------------------------- ---------------------- --------------------
                     Name                        Fees Earned or Paid in         All Other             Total ($)
                                                        Cash ($)            Compensation ($)
----------------------------------------------- ------------------------- ---------------------- --------------------
S. Dennis N. Belcher *                                    105,750                     -                105,750
----------------------------------------------- ------------------------- ---------------------- --------------------
Robert B. Burke **                                              -                     -                      -
----------------------------------------------- ------------------------- ---------------------- --------------------
Seth Charnow (D. E. Shaw & Co., L.P.) ** (c)                    -                     -                      -
----------------------------------------------- ------------------------- ---------------------- --------------------
John C. Culver *                                           63,500                     -                 63,500
----------------------------------------------- ------------------------- ---------------------- --------------------
Eugene I. Davis **                                              -                     -                      -
----------------------------------------------- ------------------------- ---------------------- --------------------
Robert J. Hay *                                            64,250                79,992 (a)            144,242
----------------------------------------------- ------------------------- ---------------------- --------------------
Thomas M Hudgins                                          114,740                     -                114,740
----------------------------------------------- ------------------------- ---------------------- --------------------
David A. Lieberman *                                       77,000                     -                 77,000
----------------------------------------------- ------------------------- ---------------------- --------------------
Raymond E. Mabus, Jr.                                     138,833 (b)                 -                138,833
----------------------------------------------- ------------------------- ---------------------- --------------------
Gregory E. Poling **                                            -                     -                      -
----------------------------------------------- ------------------------- ---------------------- --------------------
Raul J. Valdes-Fauli *                                     97,750                     -                 97,750
----------------------------------------------- ------------------------- ---------------------- --------------------

*      Resigned from the Board on February 12, 2007
**     Joined the Board on February 12, 2007

(a)  Consists of payments to Mr. Hay pursuant to his consulting agreement.

(b) Includes payments to Mr. Mabus in his capacity as Non-Executive Chairman of the Board.

(c) Compensation that Mr. Charnow is entitled to receive for his services as a director is paid to D. E. Shaw & Co., L.P.

Compensation Discussion and Analysis

       Overview

     The Board of Directors has designated eight of the Company's officers (including the executive officers named in the Summary Compensation Table) as "executive officers." The executive officers include the Chief Executive Officer ("CEO"), President, Interim Chief Financial Officer, executive vice presidents in charge of the Company's operating segments and other officers who have policy-making authority for the Company. The Board of Directors has delegated to the Compensation Committee the authority for administering the compensation program for executive officers and other members of senior management. All of the members of the Compensation Committee appointed by the Board are independent directors. Because Messrs. Burke and Charnow joined the Compensation Committee in February 2007, they did not participate in deliberations regarding 2006 compensation. In this Compensation Discussion and Analysis, unless the context otherwise requires, the terms "we," "our" and "the Committee" refer to the Compensation Committee prior to February 12, 2007, which consisted of Messrs. Hudgins, Lieberman and Valdes-Fauli. Mr. Hudgins was a member of the Compensation Committee in 2006 and continues to be a member of the Compensation Committee in 2007. The employment agreements described herein were negotiated in the bankruptcy process and approved by the Bankruptcy Court.

     The Compensation Committee reviews and approves all executive officers' compensation, including:

o    base salary; o annual incentive compensation;

o    long-term incentive compensation;

o    employment agreements;

o    severance arrangements;

o    change-in-control agreements; and

o    any special or supplemental benefits.

     The Compensation Committee reviews and approves corporate goals and objectives used in determining the compensation of the CEO, evaluates the CEO's performance in light of those goals and objectives and makes recommendations to the Board regarding the CEO's compensation based on this evaluation subject to the terms of the CEO's employment agreement. In determining the long-term incentive component of the CEO's compensation, the Committee considers the value of similar incentive awards to CEOs at comparable companies and the awards given to the CEO in past years. The Compensation Committee also reviews and approves changes, amendments or modifications to base salary, incentive compensation, equity awards or other long-term compensation of executive officers. The
Compensation Committee also approves the annual and long-term incentive programs. With respect to the compensation of Mr. Mabus in 2006, the Compensation Committee recommended certain compensation and the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") approved such compensation.

     The Compensation Committee has authority to engage a compensation consultant to both assist it in carrying out its responsibilities in this respect and to conduct periodic reviews of the total compensation program for executive officers. During 2006, the Compensation Committee used the services of Mercer Human Resource Consulting ("Mercer"), a human resources consulting firm, for competitive data and advice regarding executive compensation.

     Executive Compensation Philosophy and Objectives

     Our primary objective with respect to executive compensation is to provide competitive compensation and benefits to attract, retain, motivate and reward the highest quality executive officers. A further objective of our compensation program is to provide variable pay opportunities through cash bonuses and equity awards that reward our officers based on achievement of both individual and Company performance goals. In addition, we aim to establish compensation plans that align the performance of our executive officers with the Company's objectives. We believe an appropriate mix of an executive officer's pay should be variable and performance-based in order to focus the executive officer on both our short-term and long-term strategic objectives. It is a key objective to ensure that compensation provided to executive officers remains competitive relative to the compensation paid to similarly situated executives at manufacturing companies of comparable size to the Company. The program is designed to reward executives for the achievement of corporate goals and objectives, taking into account both individual performance and contributions to the success of the overall management team.

     Once we have completed an evaluation of an executive's overall performance, we review the executive's existing compensation and compensation potentially payable to the executive. An executive's outstanding equity-based awards are not considered in setting future compensation. We then consult with our compensation consultant for an assessment of the competitiveness of the Company's executive officer compensation relative to certain benchmark companies, which are similarly-sized durable manufacturing and general industry companies (the "Peer Group Companies").

     We intend that the annual compensation paid to the Company's executives (consisting of salary plus annual incentive compensation) and long-term incentive compensation approximate the 50th to 75th percentile of the practices of the Peer Group Companies and broad industry data when performance objectives are achieved. In applying these targets, we did not base our decision on a mathematical analysis of the available data. Rather, we used our judgment after considering all available information. If performance objectives are exceeded, we believe that incentive compensation should be above these levels, and when performance objectives are not achieved, incentive compensation should be below these levels. The bias toward incentive compensation reflected in these percentages is in keeping with our intention to align executive and stockholder interests.

     As a result of the Company's chapter 11 case that commenced in September of 2005, no equity-based compensation was granted since the inception of the chapter 11 case. Accordingly, for 2006, incentive compensation programs were 100% cash-based, although equity incentives awarded prior to September of 2005 remain outstanding. Since the Company has emerged from chapter 11, we will include equity incentives in the future executive compensation program.

     Base Salary

     We provide executive officers with a base salary to compensate them for services rendered during the fiscal year. This also enables us to attract and retain an appropriate caliber of talent for the position, and to provide a base level of monthly income that is not subject to our performance risk. We conduct a review of base salaries annually, and during such a review we generally consider the individual past performance of each executive officer named in the Summary Compensation Table (the "Named Executive Officers"), the scope of the role and responsibilities of the executive officer within our organization, and the performance of the organization as a whole. We also review the executive's compensation relative to that of our other executives and to the market for executives of similar expertise and experience.

     During 2006, the Compensation Committee approved proposed salary increases for certain members of senior management. Such increases were awarded in recognition of the high value of the contributions made by these executives during the past year and the overall performance of the Company during that time. These increases also ensure that the base salaries we provide remain competitive in the market for executives of similar expertise and experience. The Compensation Committee approved increases in the annual base salary of the following executive officers: Mr. Christian from $375,000 to $400,000; Mr. Thompson from $265,000 to $315,000; and Mr. Phillips from $200,000 to $250,000.
See Current Employees - Employment Agreements for further information on the compensation of these executive officers.

     Annual Cash Bonus

     The 2006 Incentive Plan for Salaried Employees (the "Incentive Plan"), which was approved by both the Compensation Committee and the Bankruptcy Court, is a cash-based pay-for-performance incentive program. Its purpose was to motivate and reward executive officers and all salaried employees of the Company for their contributions to the Company's performance by making a significant portion of their annual compensation variable and dependent upon the Company's annual financial performance. The amount of an individual incentive award payment under the Incentive Plan is based upon:

o    the individual's annual incentive target amount;

o    the operating performance of the Company for 2006; and

o    the individual's personal performance.

     The Incentive Plan targets for the Named Executive Officers (other than Mr. Mabus) for 2006 ranged from 45% to 50% of base salary. A similar incentive plan is being considered by the Compensation Committee for 2007.

     Pension Plan/Supplemental Executive Retirement Plan

     As described below under "Pension Benefits," payments under the Company's tax-qualified pension plan are calculated, using annual compensation, including base salary and incentive payments, and years of credited service to the Company. We believe that retirement compensation that increases with years of service and annual compensation is an effective recruiting and retention tool for our employees, including our executive officers. For 2006, federal income tax law limits to $220,000 the annual compensation on which benefits under the tax-qualified pension plan may be based. Because of that limit, we have implemented a Supplemental Executive Retirement Plan, generally referred to as a SERP, that currently applies to nine senior managers, including the Named Executive

Officers, whose annual compensation exceeds that amount, under which each such employee will receive the full pension to which that employee would be entitled in the absence of the limitations described above and other limitations imposed under federal income tax law. The SERP is unfunded and is not qualified for tax purposes.

     Executive Personal Benefits

     We believe that executives generally should not be treated differently than other employees when it comes to personal benefits and therefore, we have limited executive personal benefits. During 2006, these personal benefits for the Named Executive Officers (as defined below) were generally limited to (i) executive long-term disability insurance coverage, (ii) matching contributions by the Company with respect to the Company-sponsored 401(k) Savings Plan, (iii) automobile allowances, and (iv) financial planning services paid by the Company on behalf of certain executive officers.

     Employment Agreements

     The Company has entered into an employment agreement with Mr. Mabus pursuant to which he serves as CEO of the Company. Certain terms of this employment agreement are described below under the Summary Compensation Table. This agreement was approved by the Bankruptcy Court and was designed to encourage Mr. Mabus to accept his appointment as CEO, remain with the Company and work diligently in pursuit of corporate objectives. In connection with the Company's emergence from chapter 11, Mr. Mabus entered into a new employment agreement, which is described in detail below and includes a minimum salary and target bonus that were negotiated with Mr. Mabus and are based on his business experience, his past performance as CEO of the Company and a competitive analysis of the base salary and annual bonus paid to individuals who hold comparable positions at other companies of similar size to the Company.

     The Company has also entered into employment agreements with Messrs. Christian, Thompson, and Phillips. Certain terms of these employment agreements are described herein. These agreements include currently effective provisions regarding severance payments. In addition, there are three other executive officers who are parties to change-in-control protection agreements. These agreements provide for specified severance amounts in the event of termination of employment at or shortly after a change in control of the Company.

     Due to the fact that the Company had not yet emerged from chapter 11 as of December 31, 2006, in the event of a termination of any of the Named Executive Officers on such date, Messrs. Christian, Thompson, and Haslanger would have been entitled to receive their respective salaries for a period of one year as well as medical and other benefits on the same basis as if they were employees during the one year severance period. These severance amounts would have been payable under the Severance Plan approved by the Bankruptcy Court and as a condition to receiving severance amounts under the Severance Plan, each of these Named Executive Officers would have been required to execute a release and be bound by a non-competition covenant during the severance period.

     In addition, each of these Named Executive Officers would have been eligible to receive the KERP payment made on or about the effective date of the Company's plan of reorganization. The severance amounts would have been (i) $400,000 in severance payments, approximately $11,800 for the continuation of insurance benefits, and $93,750 under the KERP for Mr. Christian, (ii) $315,000 in severance, approximately $11,800 for the continuation of insurance benefits, and $63,750 under the KERP for Mr. Thompson, and (iii) $265,000 in severance, approximately $11,800 for the continuation of insurance benefits, and $33,125 under the KERP for Mr. Haslanger. If terminated as of December 31, 2006, Messrs. Mabus and Markert would not have been entitled to receive any severance payments or any payments under the KERP. None of the Named Executive Officers would have been entitled to receive any payments in the event of a change in control as of December 31, 2006.

     The following Summary  Compensation Table contains  information  concerning annual and long-term compensation provided to each person who served as Company's Chief Executive Officer during 2006, each person who served as principal financial officer during 2006 and each of the three next most highly compensated executive officers of the Company (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

---------------------- ------ -------- -------- -------- -------------- ------------- -------------- --------
      Name and         Year   Salary    Bonus   Option    Non-Equity     Change in      All Other     Total
      Principal                 ($)      ($)    Awards     Incentive      Pension     Compensation     ($)
      Position                                    ($)        Plan        Value and         ($)
                                                         Compensation   Non-Qualified
                                                              ($)         Deferred
                                                                        Compensation
                                                                          Earnings
                                                                            ($)
                                         (7)      (8)         (9)           (10)          (11)
---------------------- ------ -------- -------- -------- -------------- ------------- -------------- --------
Raymond E., Mabus,      2006  526,154        -   41,393              -        61,457        141,033  770,037
Jr., Chief Executive
Officer (1)
---------------------- ------ -------- -------- -------- -------------- ------------- -------------- --------
Thomas E. Chorman,      2006  304,239  218,750  267,395              -        26,268         22,701  839,353
President and Chief
Executive Officer (2)
---------------------- ------ -------- -------- -------- -------------- ------------- -------------- --------
K. Douglas Ralph,       2006  141,346  218,750   41,619              -         6,652        236,291  644,658
Executive Vice
President and Chief
Financial Officer (3)
---------------------- ------ -------- -------- -------- -------------- ------------- -------------- --------
Robert S. Graham,       2006  173,999   19,575   14,451         56,028        24,843          1,740  290,636
Jr.,
Senior Vice
President,
Corporate Finance (4)
---------------------- ------ -------- -------- -------- -------------- ------------- -------------- --------
Stephen K. Markert,     2006   23,262        -        -              -             -              -   23,262
Jr., Interim Chief
Financial Officer (5)
---------------------- ------ -------- -------- -------- -------------- ------------- -------------- --------
Gregory J.              2006  389,616  187,500  107,269        179,223        15,781          4,163  883,552
Christian, President
(6)
---------------------- ------ -------- -------- -------- -------------- ------------- -------------- --------
Andrew Thompson,        2006  294,231  127,500   57,336        134,390        12,782          4,246  630,485
Executive Vice
President, Foam and
Technical Products
---------------------- ------ -------- -------- -------- -------------- ------------- -------------- --------
Paul A. Haslanger,      2006  264,998   49,688   72,482        109,709        52,362         18,771  568,010
Executive Vice
President,
Manufacturing
Technology
---------------------- ------ -------- -------- -------- -------------- ------------- -------------- --------

(1) Mr. Mabus was named Chief Executive Officer on June 7, 2006. Prior to that date he was the Non-Executive Chairman of the Board of Directors.

(2) Mr. Chorman resigned as President and Chief Executive Officer effective June 7, 2006.

(3)  Mr. Ralph resigned as Chief Financial Officer effective May 12, 2006.

(4) Mr. Graham served as Principal Financial Officer after the resignation of Mr. Ralph until Mr. Markert was appointed Interim Chief Financial Officer on December 6, 2006.

(5) Mr. Markert was appointed Interim Chief Financial Officer on December 6, 2006. Mr. Markert is compensated at an annual rate of $336,000.

(6) Mr. Christian was named President of the Company effective as of February 12, 2007. Prior to that time, Mr. Christian was Executive Vice President, Chief Administrative Officer, Chief Restructuring Officer, and General Counsel.

(7) Bonus includes amounts earned pursuant to a key employee retention program (the "KERP") and paid in 2006 and February 2007.

(8) There were no stock awards or option awards made pursuant to any plan in 2006. Amounts shown under option awards are the dollar amounts recognized for financial statement purposes for 2006 in accordance with Statement of Financial Accounting Standards No. 123 (Revised) "Share-Based Payment" and are computed using the valuation assumptions included in Note 14 to the consolidated financial statements.

(9) Amounts included as Non-Equity Incentive Plan Compensation are amounts paid in March 2007 under the 2006 Incentive Plan. The Incentive Plan paid out 92% of targeted bonuses based on operating performance compared to targets previously established by the Company's Compensation Committee.

(10) Amounts included as change in pension value is the aggregate change in the actuarial present value of each executive's accumulated benefit under the Company's pension plan and under its Supplemental Executive Retirement Plan (the "SERP") from the pension plan measurement date for 2005 (January 1, 2005) to the pension plan measurement date for 2006 (January 1, 2006). Mr. Chorman and Mr. Ralph each resigned from the Company before their respective benefits were vested and, therefore are not entitled to a benefit.

(11) All other compensation includes the executive personal benefits described above. All other compensation for Mr. Mabus includes $138,833 paid to him as fees for his service as the Non-Executive Chairman of the Board for the period January 1, 2006 through June 6, 2006. All other compensation for Mr. Ralph includes severance payments aggregating $222,115. See Former Employees - Employment Agreements below.

     The following table provides information about each of the outstanding awards to purchase our common stock held by each Named Executive Officer as of December 31, 2006. The Company has not granted any performance-based equity awards. The stock-based information contained in the following table and in this
Item 11 generally does not give effect to the Company's announced one for four reverse stock split in respect of its common stock (the "Reverse Split"), which the Company expects to consummate in the second quarter of 2007.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

-------------------------------------------------------------------------------------------------------------------
                Name                    Number of Securities     Number of Securities     Option        Option
                                       Underlying Unexercised   Underlying Unexercised   Exercise     Expiration
                                               Options                  Options            Price         Date
                                                 (#)                      (#)             ($) (1)        (2)
                                           Exercisable (1)         Unexercisable (1)
-------------------------------------------------------------------------------------------------------------------
Raymond E. Mabus, Jr.,                        10,000                         0              5.75     12/18/2010
Chief Executive Officer                       20,000                         0              7.51     10/12/2011
                                               8,000                     2,000              8.36     01/02/2012
                                                   0                     4,000              3.07     01/02/2013
                                               4,000                     6,000              5.10     01/02/2014
                                                   0                     6,000              4.14     05/25/2014
                                                   0                     8,000              3.70     01/03/2015
-------------------------------------------------------------------------------------------------------------------
Thomas E. Chorman,
President and Chief Executive Officer
-------------------------------------------------------------------------------------------------------------------
K. Douglas Ralph, Chief Financial Officer
-------------------------------------------------------------------------------------------------------------------
Robert S. Graham, Jr.,                         2,000                         0             13.25     02/12/2008
Senior Vice President,                         3,000                         0              6.22     05/27/2009
Corporate Finance                              5,000                         0              6.56     08/04/2010
                                               5,000                         0              7.50     08/03/2011
                                               4,000                     1,000              8.76     04/08/2012
                                                   0                     5,000              6.44     08/21/2012
-------------------------------------------------------------------------------------------------------------------
Stephen K. Markert, Jr.,
Interim Chief Financial Officer
-------------------------------------------------------------------------------------------------------------------




-------------------------------------------------------------------------------------------------------------------
                Name                    Number of Securities     Number of Securities     Option        Option
                                       Underlying Unexercised   Underlying Unexercised   Exercise     Expiration
                                              Options                   Options            Price         Date
                                                (#)                       (#)             ($) (1)        (2)
                                          Exercisable (1)          Unexercisable (1)
-------------------------------------------------------------------------------------------------------------------
Gregory J. Christian, President               1,000                          0             13.25     02/12/2008
                                                800                          0              6.22     05/27/2009
                                              1,200                          0              5.06     04/26/2010
                                              2,400                          0              6.56     08/04/2010
                                              2,400                          0              5.25     04/16/2011
                                              3,000                          0              7.50     08/03/2011
                                              4,000                      1,000              8.76     04/08/2012
                                                  0                      2,500              6.44     08/21/2012
                                                  0                     25,000              2.10     12/18/2008
                                                  0                     22,500              4.10     02/16/2010
                                                  0                     66,666              1.50     04/15/2011
-------------------------------------------------------------------------------------------------------------------
Andrew Thompson                               1,000                          0              5.06     04/26/2010
Executive Vice President                      1,000                          0              6.56     08/04/2010
Foam and Technical Products                   1,000                          0              5.25     04/16/2011
                                              7,500                          0              7.50     08/03/2011
                                              8,000                      2,000              8.76     04/08/2012
                                                  0                      2,500              6.44     08/21/2012
                                                  0                     12,500              2.10     12/18/2008
                                                  0                      5,000              2.23     01/31/2009
                                                  0                      9,000              4.10     02/16/2010
                                                  0                     26,666              1.50     04/15/2011
-------------------------------------------------------------------------------------------------------------------
Paul A. Haslanger,                            2,000                          0             13.25     02/12/2008
Executive Vice President,                     1,000                          0              6.22     05/27/2009
Manufacturing Technology                      1,000                          0              5.06     04/26/2010
                                              1,000                          0              6.56     08/04/2010
                                              2,500                          0              5.25     04/16/2011
                                              2,500                          0              7.50     08/03/2011
                                              2,400                        600              8.76     04/08/2012
                                                  0                      2,500              6.44     08/21/2012
                                                  0                     35,000              2.10     12/18/2008
                                                  0                     18,000              4.10     02/16/2010
                                                  0                     20,000              1.50     04/15/2011
-------------------------------------------------------------------------------------------------------------------

(1) In connection with the Reverse Split the number of securities underlying unexercised options will be reduced to 25% of the amounts shown and the option exercise prices will be increased by a factor of 4.

(2) All outstanding awards were pursuant to option grants with 10 year terms and pro rata vesting over five years except as follows: (i) options with a expiration date of December 18, 2008 will fully vest on December 18, 2007 with no prior vesting and (ii) options with expiration dates of February 16, 2010 and April 15, 2011 have a six year term and pro rata vesting over three years.

     The following table sets forth as to each of the Named Executive Officers information on exercises of options to purchase our common stock during 2006.

                                OPTION EXERCISES

------------------------------------- ---------------------------------------- ------------------------------------
                Name                   Number of Shares Acquired on Exercise       Value Realized on Exercise
                                                        (#)                                    ($)
------------------------------------- ---------------------------------------- ------------------------------------
Raymond E. Mabus, Jr.,                                 12,000                                  7,420
Chief Executive Officer
------------------------------------- ---------------------------------------- ------------------------------------
Thomas E. Chorman,                                    133,334                                286,668
President and Chief Executive
Officer
------------------------------------- ---------------------------------------- ------------------------------------
K. Douglas Ralph,                                      54,334                                 82,688
Chief Financial Officer
------------------------------------- ---------------------------------------- ------------------------------------
Robert S. Graham, Jr.,                                 12,500                                 10,438
Senior Vice President,
Corporate Finance
------------------------------------- ---------------------------------------- ------------------------------------
Stephen K. Markert, Jr.,                                    -                                      -
Interim Chief Financial Officer
------------------------------------- ---------------------------------------- ------------------------------------
Gregory J. Christian,                                  78,334                                146,202
President
------------------------------------- ---------------------------------------- ------------------------------------
Andrew Thompson,                                       31,334                                 45,635
Executive Vice President,
Foam and Technical Products
------------------------------------- ---------------------------------------- ------------------------------------
Paul A. Haslanger,                                     46,000                                 90,400
Executive Vice President,
Manufacturing Technology
------------------------------------- ---------------------------------------- ------------------------------------

     The following table sets forth as to each of the Named Executive Officers the present value of the accumulated pension benefits and the number of years of credited service.

                                PENSION BENEFITS

---------------------------------- ------------------------ ----------------- --------------------- ---------------
              Name                        Plan Name         Number of Years     Present Value of       Payments
                                                            Credited Service  Accumulated Benefit    During Last
                                                                  (#)                 ($)            Fiscal Year
                                                                                                         ($)
                                             (1)                  (2)                 (3)
---------------------------------- ------------------------ ----------------- --------------------- ---------------
Raymond E. Mabus, Jr.,             Foamex L.P. Pension Plan            -              23,769             -
Chief Executive Officer            Foamex SERP                         -              37,688
---------------------------------- ------------------------ ----------------- --------------------- ---------------
Thomas E. Chorman, (4)             Foamex L.P. Pension Plan          3.8              94,623             -
Chief Executive Officer            Foamex SERP                       3.8             211,181
---------------------------------- ------------------------ ----------------- --------------------- ---------------
K. Douglas Ralph, (4)              Foamex L.P. Pension Plan          3.3              41,336             -
Chief Financial Officer            Foamex SERP                       3.3              25,170
---------------------------------- ------------------------ ----------------- --------------------- ---------------
Robert S. Graham, Jr.,             Foamex L.P. Pension Plan         29.6             331,924             -
Senior Vice President,
Corporate Finance
---------------------------------- ------------------------ ----------------- --------------------- ---------------
Stephen K. Markert, Jr.,           Not Applicable                                                        -
Interim Chief Financial Officer
---------------------------------- ------------------------ ----------------- --------------------- ---------------
Gregory J. Christian,              Foamex L.P. Pension Plan         10.3              63,633             -
President                          Foamex SERP                      10.3              16,350
---------------------------------- ------------------------ ----------------- --------------------- ---------------
Andrew Thompson,                   Foamex L.P. Pension Plan          7.0              54,902             -
Executive Vice President, Foam     Foamex SERP                       7.0               7,795
and Technical Products
---------------------------------- ------------------------ ----------------- --------------------- ---------------
Paul A. Haslanger                  Foamex L.P. Pension Plan         37.6             764,797             -
Executive Vice President,          Foamex SERP                      37.6             166,431
Manufacturing Technology
---------------------------------- ------------------------ ----------------- --------------------- ---------------

(1) The Foamex L.P. Pension Plan applies to all full and part-time employees. The Foamex Supplemental Executive Retirement Plan (the `Foamex SERP") applies only to those who are Executive Vice Presidents or higher or were Executive Vice Presidents when the Foamex SERP was adopted.

(2)  Years of credited service is measured as of December 31, 2006.

(3) Present value of accumulated benefit is determined using pension plan assumptions in Note 13 to the consolidated financial statements.

(4) Mr. Chorman and Mr. Ralph each left the Company before their benefits were vested under either the Foamex L.P. Pension Plan (5 years service) or the Foamex SERP (age 65 or age 55 with 10 years of service) and will not receive the accumulated benefit.

Key Employee Retention Program

     On November 17, 2005, the Bankruptcy Court approved a motion authorizing a key employee retention program (the "KERP"). The Compensation Committee, in consultation with its outside compensation consultant, Mercer Human Resource Consulting, and its legal advisors, proposed that the Company implement the KERP and associated Severance Plan. The original KERP was modified based on feedback from the Ad Hoc Committee of the Company's Senior Secured Noteholders as further described in the motion authorizing the KERP. The KERP pertains to 77 employees who were eligible to receive cash distributions aggregating up to $3.2 million. In addition, certain participants, at the discretion of the Board of Directors of the Company, may receive additional distributions aggregating up to approximately $650,000 in cash or in common stock of the Company at a price per share that reflects the value of the equity on the effective date of the Plan. Distributions under the KERP are generally to be made (i) on or around certain milestone dates during the chapter 11 cases, and (ii) on and subsequent to the effective date of the plan of reorganization. Cash distributions pursuant to the KERP, aggregating approximately $400,000, were paid in December 2005 and additional amounts aggregating approximately $1.1 million were paid in the first quarter of 2006. In connection with the effective date of the Plan, additional amounts aggregating approximately $1.1 million were paid during the first quarter of 2007. The common stock distributions, if any, will be made at the six month and one year anniversaries of the effective date of the Plan. The KERP also included an additional $500,000 discretionary cash pool to address specific employment matters and unanticipated needs that could have arisen during the chapter 11 cases. Approximately $50,000 was paid by the Company from this discretionary pool, none of which was paid to any executive officer.

Current Employees - Employment Agreements

     Raymond E. Mabus

     Mr. Raymond E. Mabus, Jr., the Company's Chairman and Chief Executive Officer, has entered into an employment agreement with the Company and Foamex L.P. dated February 12, 2007 (the "Mabus Employment Agreement"). The term of the Mabus Employment Agreement commenced on February 12, 2007 and continues through the close of business on December 31, 2007. Under the Mabus Employment Agreement, Mr. Mabus is entitled to receive an annual base salary of $650,000 during his term of employment. For 2007, Mr. Mabus is eligible to earn an annual cash bonus award with a target bonus of 60% of his annual base salary as long as Mr. Mabus is employed with the Company and Foamex L.P. as of December 31, 2007. Mr. Mabus is also entitled to participate in the Company's 401(k), pension, supplemental executive retirement plan, life insurance, medical, dental and disability insurance plans. The Company also pays Mr. Mabus a car allowance of $1,200 per month.

     In the event of Mr. Mabus' termination of employment for any reason, Mr. Mabus is entitled to receive (i) any base salary or other compensation earned but not paid prior to the effective date of such termination, (ii) any unreimbursed business expenses and (iii) any payments, benefits, or entitlements which are vested pursuant to his employment agreement or any Company plan, policy, program or other arrangement. In addition, if Mr. Mabus' employment is terminated by the Company for reasons other than "Cause" (as defined in the Mabus Employment Agreement), death or "Disability" (as defined in the Mabus Employment Agreement) or if Mr. Mabus terminates his employment for "Good Reason" (as defined in the Mabus Employment Agreement), in either case prior to December

31, 2007, he shall, subject to his execution of a general release and waiver, receive the above payments in addition to (1) a cash amount equal to the sum of his base salary which would have been paid had he remained employed by the Company through December 31, 2007 and his target bonus and (2) continued participation under the Company's medical and dental plans through December 31, 2007.

     In the event Mr. Mabus' employment is terminated on account of death or "Disability," in addition to receiving (i) any base salary or other compensation earned but not paid prior to the effective date of such termination, (ii) any unreimbursed business expenses and (iii) any payments, benefits, or entitlements which are vested pursuant to his employment agreement or any Company plan, policy, program or other arrangement, Mr. Mabus is entitled to (1) a pro-rated bonus, provided that any personal performance targets shall be deemed to have been achieved at the maximum level and (2) continued participation under the Company's medical and dental plans through December 31, 2007.

     Upon the occurrence of a "Change in Control" (as defined in the Mabus Employment Agreement), all outstanding equity and long-term incentive awards shall immediately vest in a manner to enable Mr. Mabus to participate in the "Change in Control" transaction. In addition, Mr. Mabus is entitled to receive an excise tax gross-up.

     The Mabus Employment Agreement also contains certain restrictive covenants. If Mr. Mabus' employment is terminated on or prior to December 31, 2007 or during the six-month period following December 31, 2007, Mr. Mabus shall not for a period of one year from the date of such termination, compete with the Company or solicit any Company employees or customers. Additionally, Mr. Mabus is prevented from divulging any confidential information of the Company during his employment or thereafter.

     Gregory J. Christian

     Mr. Gregory J. Christian, the Company's President, has entered into an employment agreement with the Company and Foamex L.P., dated February 12, 2007 (the "Christian Employment Agreement"). The initial term of the Christian Employment Agreement commenced on February 12, 2007 and continues through the close of business on December 31, 2009. Mr. Christian's employment shall be automatically extended for successive one-year periods commencing on December 31, 2009, unless either party gives prior written notice at least 45 days in advance of the decision not to extend the employment term. Mr. Christian is entitled to receive an annual base salary of $500,000 during his term of employment, which salary shall be reviewed annually by the Board of Directors or a committee thereof. During Mr. Christian's employment, he is entitled to earn bonus awards in accordance with the incentive programs in effect at that time with a target bonus opportunity of 60% of his annual base salary. Mr. Christian is also entitled to receive a bonus for the fiscal year 2006 in accordance with the 2006 Foamex Salaried Incentive Plan, which has been paid pursuant to such plan. Additionally, Mr. Christian is entitled to any payments due pursuant to the KERP, payable in accordance with such plan and any bankruptcy court order regarding the same. From time to time, Mr. Christian will be entitled to participate in the Company's equity plans and programs and the Company will use its best efforts to cause the Board of Directors or the Company's compensation committee to grant Mr. Christian options to purchase Common Stock pursuant to the MIP (as defined below), which was approved by the Bankruptcy Court, no later than 45 days following the Effective Date. This 2007 grant will vest no less frequently than in equal annual installments over four years commencing on the first anniversary of the effective date. Mr. Christian is also entitled to participate in the Company's 401(k), pension, supplemental executive retirement plan, life insurance, medical, dental and disability insurance plans. The Company also pays Mr. Christian a car allowance of $1,200 per month.

     In the event of Mr. Christian's termination of employment for any reason, Mr. Christian is entitled to receive (i) any base salary or other compensation earned but not paid prior to the effective date of such termination, (ii) any unreimbursed business expenses and (iii) any payments, benefits, or entitlements which are vested pursuant to his employment agreement or any Company plan, policy, program or other arrangement. In addition, if Mr. Christian's employment is terminated by the Company for reasons other than "Cause" (as defined in the Christian Employment Agreement), death or "Disability" (as defined in the Christian Employment Agreement) and such termination is not made pursuant to a notice of non-renewal given by the Company to Mr. Christian (which must be given at least 45 days prior to December 31, 2009) or if Mr. Christian terminates his employment for "Good Reason" (as defined in the Christian Employment Agreement), he shall, subject to his execution of a general release and waiver, receive the above payments in addition to (1) a cash amount in 24 equal monthly installments equal to two times the sum of his base salary plus his target bonus, (2) payment of a pro-rated bonus in cash for the year of termination, (3) accelerated vesting of the portion of his equity awards that would have vested during the one year period following the date of termination, which awards shall remain exercisable for the lesser of the six month anniversary of the last day of the fiscal quarter in which his employment terminates and the remainder of their original terms, and (4) continued participation under the Company's medical and dental plans for 24 months.

     In the event the Company provides Mr. Christian with a notice of non-renewal so that Mr. Christian's employment shall be terminated on December 31, 2009, in addition to (i) any base salary or other compensation earned but not paid prior to the effective date of such termination, (ii) any unreimbursed business expenses and (iii) any payments, benefits, or entitlements which are vested pursuant to his employment agreement or any Company plan, policy, program or arrangement or other arrangement, Mr. Christian is entitled to receive (1) a cash amount in 12 equal monthly installments equal to the sum of his base salary plus his target bonus, (2) a pro-rata bonus in a lump sum, (3) accelerated vesting of the portion of his 2007 equity awards that would have vested during the one year period following the date of termination, which awards shall remain exercisable for the lesser of the six month anniversary of the last day of the fiscal quarter in which his employment terminates and the remainder of their original terms, and (4) continued participation under the Company's medical and dental plans for 12 months.

     In the event Mr. Christian's employment is terminated on account of death or "Disability," in addition to receiving (i) any base salary or other compensation earned but not paid prior to the effective date of such termination, (ii) any unreimbursed business expenses and (iii) any payments, benefits, or entitlements which are vested pursuant to his employment agreement or any Company plan, policy, program or other arrangement, Mr. Christian is entitled to (1) a pro-rated bonus and (2) continued participation under the Company's medical and dental plans for 12 months and (3) accelerated vesting of the portion of his 2007 equity awards that would have vested during the one year period following the date of termination, which awards shall remain exercisable for the lesser of the six month anniversary of the last day of the fiscal quarter in which his employment terminates and the remainder of their original terms.

     Upon the occurrence of a "Change in Control" (as defined in the Christian Employment Agreement), all outstanding equity and long-term incentive awards shall immediately vest in a manner to enable Mr. Christian to participate in the "Change in Control" transaction. In addition, Mr. Christian is entitled to receive an excise tax gross-up.

     The Christian Employment Agreement also contains certain restrictive covenants. If Mr. Christian's employment is terminated for any reason other than "Cause," Mr. Christian shall not for a period of two years from the date of such termination, which period will be reduced to one year in the event the termination occurs in connection with a notice of non-renewal, compete with the Company or solicit any Company employees or customers. Additionally, Mr. Christian is prevented from divulging any confidential information of the Company during his employment or thereafter.

     Andrew M. Thompson

     Mr. Andrew M. Thompson has entered into an employment agreement with the Company and Foamex L.P., dated February 12, 2007 (the "Thompson Employment Agreement"), to be employed as Executive Vice President, Foam and Technical Products. The terms of the Thompson Employment Agreement are substantially similar to the Christian Employment Agreement. Mr. Thompson is entitled to receive an annual base salary of $350,000 during his term of employment, which salary shall be reviewed annually by the Board of Directors or a committee thereof. During Mr. Thompson's employment, he is entitled to earn bonus awards in accordance with the incentive programs in effect at that time with a target bonus opportunity of 50% of his annual base salary.

     Donald Phillips

     Mr. Donald Phillips has entered into an employment agreement with the Company and Foamex L.P., dated February 12, 2007 (the "Phillips Employment Agreement"), to be employed as Executive Vice President,

Automotive Products. The terms of the Phillips Employment Agreement are substantially similar to the Christian Employment Agreement. Mr. Phillips is entitled to receive an annual base salary of $250,000 during his term of employment, which salary shall be reviewed annually by the Board of Directors or a committee thereof. During Mr. Phillips' employment, he is entitled to earn bonus awards in accordance with the incentive programs in effect at that time with a target bonus opportunity of 45% of his annual base salary. Mr. Phillips is not a Named Executive Officer.

     Former Employees - Employment Agreements

     K. Douglas Ralph

     In connection with the resignation of K. Douglas Ralph, as Executive Vice President and Chief Financial Officer of the Company, effective as of May 12, 2006, the Company entered into a separation agreement with Mr. Ralph which provides for the payment of one year of salary or $350,000 over a fifty two week period. In addition, Mr. Ralph is being provided with medical and other benefits on the same basis as if he were an employee during the fifty-two week severance period. Mr. Ralph has agreed not to compete with or solicit employees of the Company during the severance period. The separation agreement was entered into and severance payments authorized pursuant to the terms of the Severance Plan approved by the Bankruptcy Court on November 17, 2005. Under the separation agreement, Mr. Ralph received a payment under the KERP of $109,375 on or about the effective date of the Company's plan of reorganization; however, Mr. Ralph is not entitled to any further distributions thereunder pursuant to the terms of the KERP.

     Thomas E. Chorman

     In connection with the resignation of Thomas E. Chorman, as President, Chief Executive Officer, and a director of the Company, effective as of June 7, 2006, the Company is currently defending litigation in its chapter 11 case with respect to this separation, in which damages of approximately $2.5 million and other unspecified amounts are being sought according to a proof of claim filed with the Bankruptcy Court. For a description of Mr. Chorman's employment agreement, see the Company's Amendment to its Annual Report on Form 10-K for fiscal year 2005 which was filed with the Securities and Exchange Commission on May 1, 2006. With approval by the Bankruptcy Court, the employment agreement was rejected by the Company as of December 20, 2006 pursuant to Section 365(a) of the Bankruptcy Code.

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

     On October 30, 2006, the Bankruptcy Court entered an order approving the Company's motion for a incentive plan for salaried employees for 2006 (the "Incentive Plan"). The Incentive Plan sets forth performance goals that are applicable to each covered employee and key employee who is eligible to participate in the Incentive Plan. For 2006, the performance goals were based on the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA"), as well as operating profit for each of the Company's Strategic Business Units ("SBUs").

Stock Option Plans

     The 2002 Stock Award Plan provides for the issuance of nonqualified and incentive stock options for Common Stock. Eligibility extends to employees, directors and consultants of the Company, including its subsidiaries and affiliates. At the Annual Meeting of Stockholders on May 25, 2004, stockholders approved an increase in the number of shares reserved for issuance under the 2002 Stock Award Plan by 2,500,000. As of December 31, 2006,

4,600,000 shares of Common Stock were reserved for issuance under the 2002 Stock Award Plan, which will be adjusted to 1,150,000 shares on the effective date of the Company's previously announced Reverse Split.

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

     In connection with the Plan, the Company adopted the 2007 Management Incentive Plan (the "MIP"). Eligibility extends to employees, directors and consultants of the Company and the MIP provides for the issuance of stock options, stock appreciation rights, restricted stock, phantom stock units, performance share units and/or stock bonuses and certain cash incentive awards. The MIP became effective on February 12, 2007 and no awards have been made as of the date of filing this Report. The MIP has 9,300,000 shares reserved for issuance, which will be adjusted to 2,325,000 shares on the effective date of the Company's previously announced Reverse Split.

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

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Common Stock of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth certain information, as of March 14, 2007, regarding the beneficial ownership of Common Stock by (i) each stockholder who is known by the Company to own more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each Named Executive Officer that was employed by the Company on March 14, 2007, and (iv) all directors and executive officers as a group. Except as otherwise indicated, each stockholder has (i) sole voting and investment power with respect to such stockholder's shares of stock, except to the extent that authority is shared by spouses under applicable law and (ii) record and beneficial ownership with respect to such stockholder's shares of stock. The stock-based information contained in this Item 12 does not give effect to the Reverse Split.


Name and Address of Beneficial Owners                                     Beneficial Ownership (1)
-------------------------------------                         ------------------------------------------------
                                                              Number of Shares         % of Class Outstanding
                                                              ----------------         ----------------------
D. E. Shaw Laminar Portfolios, L.L.C.
120 West Forty-Fifth Street, 39th Floor, Tower 45
New York, NY 10036                                                18,714,815                  20.1%

Goldman, Sachs & Co.
85 Broad Street
New York, NY 10004                                                18,415,185                  19.7%

Sigma Capital Management, Inc.
777 Long Ridge Road
Stamford, CT 06902                                                 8,695,719                   9.3%

Par-Four Investment Management, LLC
(formerly Par IV Capital Management, LLC)
50 Tice Blvd., 3rd Floor
Woodcliff Lake, NJ 07677                                           7,027,338                   7.5%

Raymond E. Mabus, Jr. (2) (3)                                        231,105                       *

Robert B. Burke (2) (4)                                                    -                       *

Seth Charnow (2) (5)                                                       -                       *

Gregory J. Christian (2) (3)                                         104,940                       *

Eugene I. Davis (2)                                                        -                       *

Thomas M. Hudgins (2)                                                 37,051                       *

Gregory E. Poling (2)                                                      -                       *

Paul A. Haslanger (2) (3)                                             41,000                       *

Stephen E. Markert, Jr. (2) (3)                                            -                       *

Andrew M. Thompson (2) (3)                                            47,833                       *

Robert S. Graham, Jr. (2) (3)                                         20,000                       *

All executive officers and directors as a group
(as of March 14, 2007) (13 persons) (2)(3)                           633,095                       *

*  Less than 1%.

(1) Each named person is deemed to be the beneficial owner of securities which may be acquired within 60 days of March 14, 2007 through the exercise of options, convertible securities and such securities are deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by such person. However, any such shares are not deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by any other person, except as noted.

(2) Address is c/o Foamex International Inc., 1000 Columbia Avenue, Linwood, PA 19061.

(3) Includes shares of Common Stock issuable upon exercise of options granted under the Company's 1993 stock option plan ("1993 Stock Option Plan") and 2002 Stock Award Plan, which have vested or will vest within 60 days. In the above table, (i) 50,000 of such shares have been included for Mr. Mabus, (ii) 71,633 of such shares have been included for Mr. Christian,
     (iii) 41,000 of such shares have been included for Mr. Haslanger, (iv) 42,833 of such shares have been included for Mr. Thompson, (v) 20,000 of such shares have been included for Mr. Graham, and (vi) 376,632 of such shares have been included for all executive officers and directors as a group.

(4) Mr. Burke is employed by Par-Four Investment Management, LLC, but has disclaimed beneficial ownership of any shares held by Par-Four Investment Management, LLC, except to the extent of his pecuniary interest therein.

(5) Mr. Charnow is a vice president at D. E. Shaw & Co., L.P., which is an affiliate of and the investment adviser to D. E. Shaw Laminar Portfolios, L.L.C. Mr. Charnow disclaims any beneficial ownership that may be attributable to him as a result of his affiliation with D. E. Shaw Laminar Portfolios, L.L.C.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following is a summary of material transactions between the Company and our affiliates entered into or continuing since January 2, 2006. Payments to affiliates by Foamex L.P., the Company's principal operating subsidiary, and its subsidiaries in connection with any of these transactions were governed by the provisions of the credit agreements and indentures for Foamex L.P.'s public debt securities, which generally provide that these transactions be on terms comparable to those generally available in equivalent transactions with third parties.

Consulting Services--Mr. Hay

     Under a consulting agreement, dated April 24, 2001, as amended on February 27, 2005, between the Company and Robert J. Hay, a former director of the Company, Mr. Hay performs consulting services and advises on business and manufacturing initiatives for the Company. The consulting agreement was for an initial two-year term and is renewable automatically for successive one-year terms. Under the consulting agreement, as amended, Mr. Hay receives a fee of $6,666.66 per month in addition to reimbursement for expenses incurred in connection with providing the consulting services. A total of $79,992 was paid to Mr. Hay under the consulting agreement in 2006. This fee was in addition to the fees Mr. Hay received for serving as a director of the Company.

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

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Company paid the following fees to KPMG LLP, the Company's independent accountants in 2006 and 2005:

                                           2006                    2005
                                       ----------               ----------

       Audit Fees (a)                  $2,550,000               $3,482,800

       Audit-Related Fees (b)             167,500                   55,000

       Tax Fees (c)*                            -                    3,500

       All Other Fees *                         -                        -
                                       ----------               ----------

       Total Fees                      $2,717,500               $3,541,300
                                       ==========               ==========

(a) Audit fees include the examination of the Company's financial statements as of and for the years ended December 31, 2006 and January 1, 2006 and the performance of quarterly reviews for 2006 and 2005.

(b) Audit related fees for 2006 consisted principally of consultation services on the Company's Form S-1 for its rights offering and the audit of an employee benefit plan. Audit-related fees for 2005 consist principally of the audits of two employee benefit plans.

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial statements.

       Foamex International Inc. and Subsidiaries:
         Report of Independent Registered Public Accounting Firm                                                F-2
         Consolidated Balance Sheets as of December 31, 2006 and January 1, 2006                                F-3
         Consolidated Statements of Operations for the years ended December 31, 2006,
           January 1, 2006 and January 2, 2005                                                                  F-5
         Consolidated Statements of Cash Flows for the years ended December 31, 2006,
           January 1, 2006 and January 2, 2005                                                                  F-6
         Consolidated Statements of Stockholders' Deficiency for the years ended December 31, 2006,
           January 1, 2006 and January 2, 2005                                                                  F-7
         Notes to Consolidated Financial Statements                                                             F-8

       Foamex Asia Company Limited

         Consolidated Financial Statements of Foamex Asia Company Limited and Subsidiaries
           for the year ended 31 December 2006 including Audit Report of Certified
           Public Accountant                                                                                   F-43

         Consolidated Financial Statements of Foamex Asia Company Limited and Subsidiaries
           for the years ended 31 December 2005 and 2004 (unaudited)                                           F-70

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

2.3(w)       - First  Amended  Joint  Plan  of  Reorganization  filed   with the
               United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on October 23, 2006.

2.4(x)       - Second  Amended  Joint  Plan  of  Reorganization  filed  with the
               Bankruptcy Court on November 27, 2006.

3.1(a)       - Certificate of Limited Partnership of Foamex L.P.

3.2.1(a)     - Fourth Amended  and Restated Agreement of   imited Partnership of
               Foamex L.P., dated as of December 14, 1993, by and among FMXI, LLC ("FMXI") and Trace Foam Company, Inc. ("Trace Foam"), as general partners, and Foamex International as a limited partner (the "Partnership Agreement").

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

3.2.3(c)     - Second Amendment  to  the Partnership  Agreement,  dated June 12,
               1997.

3.2.4(i)     - Third  Amendment  to  the Partnership  Agreement,  dated December
               23, 1997.

3.2.5(l)     - Fourth Amendment  to  the Partnership  Agreement,  dated February
               27, 1998.

3.2.6(r)     - Fifth Amendment  to  the Partnership  Agreement,  dated March 26,
               2002.

3.2.7*       - Sixth  Amendment to   the Partnership  Agreement,  dated December
               29, 2006.

3.3*         - Operating Agreement of FMXI.

3.4*         - Amendment to Operation Agreement of FMXI.

3.7.1(a)     - Certificate of Incorporation of Foamex International.

3.7.1(g)     - Amendment    to    Certificate    of    Incorporation  of  Foamex
               International.

3.7.3(y)     - Second  Amended  and  Restated  Certificate of  Incorporation  of
               Foamex International.

3.8(y)       - Amended and Restated By-laws of Foamex International.

3.9*         - Amended  and  Restated  Certificate  of  Incorporation  of Foamex
               Asia, Inc.

3.11*        - Amended  and  Restated  Certificate  of  Incorporation  of Foamex
               Latin America, Inc.

3.13*        - Amended  and  Restated  Certificate  of  Incorporation  of Foamex
               Mexico, Inc.

4.9.1(m)     - Promissory  Note,  dated   June  12,  1997,   in   the  aggregate
               principal amount of $5,000,000, executed by Trace International Holdings, Inc. ("Trace Holdings") to Foamex L.P.

4.9.2(m)     - Promissory  Note,  dated   June  12,  1997,  in   the   aggregate
               principal amount of $4,794,828, executed by Trace Holdings to Foamex L.P.

4.18(v)      - Equity Commitment  Agreement,  dated  as  of October 13, 2006, by and among Foamex International Inc. and D. E. Shaw Laminar Portfolios, L.L.C., Goldman, Sachs & Co., Par IV Master Fund, Ltd., Sunrise Partners Limited Partnership, and Sigma Capital Associates, LLC.

4.19(y)      - Registration  Rights Agreement,  dated  as  of February 12, 2007, between Foamex International Inc. and D. E. Shaw Laminar Portfolios, L.L.C., Goldman, Sachs & Co., Sigma Capital Associates, LLC, Par IV Master Fund, Ltd. and Sunrise Partners Limited Partnership.

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

10.4(e)      - First  Amendment,  dated as  of  December 19, 1991,  to the Trace
               Holdings Asset Transfer Agreement.

10.5(e)      - Amended and Restated  Guaranty,  dated as  of  December 19, 1991, made by Trace Foam in favor of Foamex L.P.

10.6(e)      - Asset Transfer Agreement,  dated  as o f October 2, 1990, between
               Recticel Foam Corporation ("RFC") and Foamex L.P. (the "RFC Asset Transfer Agreement").

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

10.10.6(h)+  - Foamex L.P. 401(k) Savings Plan effective October 1, 1997.

10.10.12(q)+ - Foamex  Supplemental  Executive  Retirement Plan, effective as of
               May 15, 2001.

10.11.12(s)  - Form of  Foamex  International  Inc. Code of Ethics for Director,
               Officers, Senior Management and Certain Other Employees.

10.17(e)+    - Salaried Incentive Plan of Foamex L.P. and Subsidiaries.

10.17.2(k)   - Loan Agreement between  Hua Kee  Company Limited and Foamex Asia,
               Inc., dated as of July 8, 1997.

10.18.1(p)   - Joint  Venture  Agreement  between  Hua Kee  Company  Limited and
               Foamex Asia, Inc., amended and restated as of December 3, 2001.

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

10.22(n)+    - Foamex  International  Amended  and  Restated  1993  Stock Option
               Plan.

10.23(a)+    - Foamex International Non-Employee Director Compensation Plan.

10.24(o)+    - Foamex  International  Equity  Incentive  Plan  for  Non-Employee
               Directors.

10.25(o)+    - Foamex International Key Employee Incentive Bonus Plan.

10.27(u)+    - Amended and Restated  Consulting  Agreement, dated as of February
               27, 2005, by and between Foamex L.P. and Robert J. Hay.

10.30(t)+    - Foamex  International  2002 Stock  Award  Plan,  as  Amended  and
               Restated.

10.45+*      - Revolving  Credit  Agreement,  dated  as  of February  12,  2007, among Foamex L.P., as borrower, the subsidiary guarantors of borrower party thereto, the financial institutions party thereto, and the Bank of America, N.A., as Administrative Agent.

10.46+*      - Revolving Credit Security  Agreement,  dated  as  of February 12,
               2007, among Foamex L.P., as borrower, Foamex International, and the subsidiary guarantors of borrower party thereto, and the Bank of America, N.A., as Administrative Agent.

10.47+*      - First Lien Term Credit Agreement, dated  as of February 12, 2007, among Foamex L.P., as borrower, Foamex International, as parent guarantor, the lending institutions party thereto, and the Bank of America, N.A., as Administrative Agent.

10.48*       - First  Lien  Term Security  Agreement,  dated as of February  12,
               2007, among Foamex L.P., as borrower, Foamex International, and the subsidiary guarantors of borrower party thereto, and the Bank of America, N.A., as Administrative Agent.

10.49+*      - Second  Lien Term Credit  Agreement,  dated  as of  February  12,
               2007, among Foamex L.P., as borrower, Foamex International, as parent guarantor, the lending institutions party thereto, and the Bank of America, N.A., as Administrative Agent.

10.50*       - Second Lien  Term Security  Agreement,  dated as  of February 12,
               2007, among Foamex L.P., as borrower, Foamex International, and the subsidiary guarantors of borrower party thereto, and the Bank of America, N.A., as Administrative Agent.

10.51+*      - Employment  Agreement,  dated as  of  February 12, 2007,  between
               Foamex International, Foamex L.P., and Raymond E. Mabus, Jr.

10.52+*      - Employment  Agreement,  dated as  of  February 12, 2007,  between
               Foamex International, Foamex L.P., and Gregory J. Christian.

10.53+*      - Employment  Agreement,  dated as  of  February 12, 2007,  between
               Foamex International, Foamex L.P., and Andrew M. Thompson.

10.54+*      - Employment  Agreement,  dated as  of  February 12, 2007,  between
               Foamex International, Foamex L.P., and Donald Phillips.

10.55+*      - Foamex International Inc. 2007 Management Incentive Plan.

21*          - Subsidiaries of Foamex International.

23*          - Consent of Independent  Registered  Public  Accounting Firm, KPMG
               LLP.

23.1*        - Consent of Independent  Public  Accounting  Firm,  KPMG Phoomchai
               Audit Ltd.

31.1*        - Certification  of Chief Executive  Officer  pursuant  to  Section
               302 of the Sarbanes-Oxley Act of 2002.

31.2*        - Certification  of Interim  Chief  Financial  Officer  pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*        - Certification  of  Chief Executive  Officer  pursuant to  Section
               906 of the Sarbanes-Oxley Act of 2002.

32.2*        - Certification  of  Interim  Chief Financial  Officer  pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

---------------------------
*      Filed herewith.
+      Management contract or compensatory plan or arrangement.

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

(l) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 31, 1998.

(m) Incorporated herein by reference to the Exhibit to Foamex International's definitive proxy statement dated May 31, 2000.

(n) Incorporated herein by reference to the Appendix to Foamex International's definitive amended and restated proxy statement dated July 12, 2001.

(o) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex International for the quarterly period ended June 30, 2001.

(p) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 31, 2001.

(q) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex L.P. and FCC for the quarterly period ended March 31, 2002.

(r) Incorporated herein by reference to the Exhibit to Amendment No. 1 to the Registration Statement of Foamex L.P. and FCC on Form S-4, Registration No. 333-90632, filed October 22, 2002.

(s) Incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex L.P. and FCC for the fiscal year ended December 28, 2003.

(t) Incorporated herein by reference to Foamex International's definitive proxy statement dated April 26, 2004.

(u) Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex L.P. and FCC for the quarterly period ended April 3, 2005.

(v) Incorporated herein by reference to the Exhibit to the Form 8-K of Foamex International reporting an event that occurred on October 13, 2006.

(w) Incorporated herein by reference to the Exhibit to the Form 8-K of Foamex International reporting an event that occurred on October 24, 2006.

(x) Incorporated herein by reference to the Exhibit to the Form 8-K of Foamex International reporting an event that occurred on November 27, 2006.

(y) Incorporated herein by reference to the Exhibit to the Form 8-K of Foamex International reporting an event that occurred on February 9, 2007.

Certain instruments defining the rights of security holders have been excluded herefrom in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 30th day of March 2007.

                                 FOAMEX INTERNATIONAL INC.


                                 By:      /s/ Raymond E. Mabus, Jr.
                                          -------------------------
                                 Name:    Raymond E. Mabus, Jr.
                                 Title:   Chief Executive Officer

                                 By:      /s/ Stephen E. Markert, Jr.
                                          ---------------------------
                                 Name:    Stephen E. Markert, Jr.
                                 Title:   Interim Chief Financial Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf by the registrant and in the capacities and on the dates indicated:

Signature                      Title                           Date


/s/ Raymond E. Mabus, Jr.      Chairman of the Board           March 30, 2007
-------------------------
Raymond E. Mabus, Jr.          and Chief Executive Officer


/s/ Robert B. Burke            Director                        March 30, 2007
-------------------
Robert B. Burke


/s/ Seth Charnow               Director                        March 30, 2007
----------------
Seth Charnow


/s/ Gregory J. Christian       President and Director          March 30, 2007
------------------------
Gregory J. Christian


/s/ Eugene I. Davis            Director                        March 30, 2007
-------------------
Eugene I. Davis


/s/ Thomas M. Hudgins          Director                        March 30, 2007
---------------------
Thomas M. Hudgins


/s/ Gregory E. Poling          Director                        March 30, 2007
---------------------
Gregory E. Poling

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Foamex International Inc.

           Index to Consolidated Financial Statements                                                           F-1

           Report of Independent Registered Public Accounting Firm                                              F-2

           Consolidated Balance Sheets as of December 31, 2006 and January 1, 2006                              F-3

           Consolidated Statements of Operations for the years ended December 31, 2006,
                January 1, 2006, and January 2, 2005                                                            F-5

           Consolidated Statements of Cash Flows for the years ended December 31, 2006,
                January 1, 2006, and January 2, 2005                                                            F-6

           Consolidated Statements of Stockholders' Deficiency for the years
                ended December 31, 2006, January 1, 2006, and January 2, 2005                                   F-7

           Notes to Consolidated Financial Statements                                                           F-8

Information Required by Rule 3-09

Foamex Asia Company Limited

           Consolidated Financial Statements of Foamex Asia Company Limited and Subsidiaries
                for the year ended 31 December 2006 including Audit Report of Certified
                Public Accountant                                                                              F-43

           Consolidated Financial Statements of Foamex Asia Company Limited and Subsidiaries
                for the years ended 31 December 2005 and 2004 (unaudited)                                      F-70


                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Foamex International Inc.:

We have audited the consolidated financial statements of Foamex International Inc. and subsidiaries (the "Company") as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the index on page S-1. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foamex International Inc. and subsidiaries as of December 31, 2006 and January 1, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 2, 6 and 14 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" effective January 2, 2006, Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)", effective December 31, 2006, and Financial Accounting Standards Board Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143", effective January 1, 2006.

/s/  KPMG LLP

Philadelphia, Pennsylvania
March 29, 2007

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                             December 31,         January 1,
                                                                                2006                 2006
                                                                             ------------         -----------
ASSETS                                                                                 (thousands)
CURRENT ASSETS
    Cash and cash equivalents                                                $   5,974            $   7,418
    Accounts receivable, net of allowance for doubtful
      accounts and discounts of $13,083 in 2006 and $13,802 in 2005            173,488              197,896
    Inventories                                                                117,625              112,142
    Other current assets                                                        23,537               24,427
                                                                              --------             --------

            Total current assets                                               320,624              341,883
                                                                              --------             --------

PROPERTY, PLANT AND EQUIPMENT
    Land and land improvements                                                   6,293                6,146
    Buildings and leasehold improvements                                       106,557              105,281
    Machinery, equipment and furnishings                                       228,961              257,579
    Construction in progress                                                     3,597                1,206
                                                                              --------             --------

            Total                                                              345,408              370,212

    Less accumulated depreciation and amortization                            (238,414)            (256,979)
                                                                              --------             --------

       Property, plant and equipment, net                                      106,994              113,233

GOODWILL                                                                        88,795               88,803

DEBT ISSUANCE COSTS, net of accumulated
amortization of $13,399 in 2006 and $7,205 in 2005                                 593                6,667

SOFTWARE COSTS, net of accumulated amortization of $11,732
in 2006 and $8,388 in 2005                                                       7,859                8,691

INVESTMENTS IN AND ADVANCES TO AFFILIATES                                       21,657               17,191

OTHER ASSETS                                                                    18,056               24,852
                                                                              --------             --------

TOTAL ASSETS                                                                  $564,578             $601,320
                                                                              ========             ========


         The accompanying notes are an integral part of the consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             December 31,         January 1,
                                                                                2006                 2006
                                                                             ------------         -----------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                      (thousands, except share data)
CURRENT LIABILITIES
    Revolving credit borrowings                                                $   56,331         $  154,566
    Current portion of long-term debt                                              86,233             86,238
    Accounts payable                                                               90,987             65,433
    Accrued employee compensation and benefits                                     20,928             14,937
    Accrued interest                                                                3,686              2,049
    Accrued restructuring                                                           1,305                598
    Accrued customer rebates                                                        9,647             11,239
    Cash overdrafts                                                                10,892              8,577
    Other accrued liabilities                                                      16,628             17,652
                                                                               ----------         ----------

      Total current liabilities                                                   296,637            361,289

LONG-TERM DEBT                                                                        160                366

ACCRUED EMPLOYEE BENEFITS                                                          15,048             13,724

ACCRUED RESTRUCTURING                                                                 164                431

OTHER LIABILITIES                                                                   8,317              5,259

LIABILITIES SUBJECT TO COMPROMISE                                                 640,645            635,965
                                                                               ----------         ----------

    Total liabilities                                                             960,971          1,017,034
                                                                               ----------         ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
    Preferred Stock, par value $1.00 per share:
      Authorized 5,000,000 shares
      Issued 15,000 shares - Series B (liquidation
      preference $1.5 million) in 2006 and 2005                                        15                 15
    Common Stock, par value $.01 per share:
      Authorized 50,000,000 shares
      Issued 28,648,215 in 2006 and 27,998,728 shares in 2005
      Outstanding 25,107,419 shares in 2006 and 24,509,728 shares in 2005             286                280
    Additional paid-in capital                                                    105,427            102,555
    Accumulated deficit                                                          (432,561)          (444,909)
    Accumulated other comprehensive loss                                          (32,370)           (36,654)
    Other:
      Common Stock held in treasury, at cost:
        3,540,796 shares in 2006 and 3,489,000 in 2005                            (27,969)           (27,780)
      Shareholder note receivable                                                  (9,221)            (9,221)
                                                                               ----------         ----------

      Total stockholders' deficiency                                             (396,393)          (415,714)
                                                                               ----------         ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                 $  564,578         $  601,320
                                                                               ==========         ==========

         The accompanying notes are an integral part of the consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE YEARS ENDED

                                                                December 31,      January 1,      January 2,
                                                                    2006            2006             2005
                                                                ------------      ----------      -----------
                                                                       (thousands, except per share amounts)
NET SALES                                                         $1,357,183       $1,282,974       $1,225,975

COST OF GOODS SOLD (including asset impairment charges
    of $1,629 in 2006, $15,193 in 2005, and $2,809 in 2004)        1,149,847        1,154,281        1,084,265
                                                                  ----------       ----------       ----------

GROSS PROFIT                                                         207,336          128,693          141,710

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                                          79,957           80,109           84,561

GAIN ON SALES OF ASSETS                                                  639           29,946            1,185

RESTRUCTURING CHARGES                                                  7,918            1,526            1,817

GOODWILL IMPAIRMENT CHARGES                                                -           35,466                -
                                                                  ----------       ----------       ----------

INCOME FROM OPERATIONS                                               120,100           41,538           56,517

INTEREST AND DEBT ISSUANCE EXPENSE (contractual
    interest of $88,563 in 2006 and $86,230 in 2005)                 (95,044)         (79,749)         (76,667)

INCOME FROM EQUITY INTEREST IN JOINT VENTURES                          2,730            1,764              687

OTHER EXPENSE, NET                                                      (398)          (1,717)          (1,405)

REORGANIZATION ITEMS, NET                                            (15,593)          (6,805)               -
                                                                  ----------       ----------       ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                               11,795          (44,969)         (20,868)

PROVISION (BENEFIT) FOR INCOME TAXES                                    (553)          (2,272)         125,335
                                                                  ----------       ----------       ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                              12,348          (42,697)        (146,203)

LOSS FROM DISCONTINUED OPERATIONS                                          -          (10,048)          (4,730)
                                                                  ----------       ----------       ----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
    OF ACCOUNTING CHANGE                                              12,348          (52,745)        (150,933)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                     -           (3,499)               -
                                                                  ----------       ----------       ----------

NET INCOME (LOSS)                                                 $   12,348       $  (56,244)      $ (150,933)
                                                                  ==========       ==========       ==========

INCOME (LOSS) PER SHARE - BASIC
   INCOME (LOSS) FROM CONTINUING OPERATIONS                       $     0.34       $    (1.16)      $    (3.99)
   LOSS FROM DISCONTINUED OPERATIONS                                       -            (0.27)           (0.13)
                                                                  ----------       ----------       ----------
   INCOME (LOSS) BEFORE CUMULATIVE EFFECT
     OF ACCOUNTING CHANGE                                               0.34            (1.43)           (4.12)
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                  -            (0.10)               -
                                                                  ----------       ----------       ----------
   NET INCOME (LOSS)                                              $     0.34       $    (1.53)      $    (4.12)
                                                                  ==========       ==========       ==========

INCOME (LOSS) PER SHARE - DILUTED
   INCOME (LOSS) FROM CONTINUING OPERATIONS                       $     0.32       $    (1.16)      $    (3.99)
   LOSS FROM DISCONTINUED OPERATIONS                                       -            (0.27)           (0.13)
                                                                  ----------       ----------       ----------
   INCOME (LOSS) BEFORE CUMULATIVE EFFECT
     OF ACCOUNTING CHANGE                                               0.32            (1.43)           (4.12)
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                  -            (0.10)               -
                                                                  ----------       ----------       ----------
   NET INCOME (LOSS)                                              $     0.32       $    (1.53)      $    (4.12)
                                                                  ==========       ==========       ==========



         The accompanying notes are an integral part of the consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED

                                                                December 31,      January 1,      January 2,
                                                                    2006            2006             2005
                                                                ------------      ----------      -----------
OPERATING ACTIVITIES                                                               (thousands)
   Net income (loss)                                              $  12,348       $(56,244)         $(150,933)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used for) operating activities:
     Cumulative effect of accounting change                               -          3,499                  -
     Loss from discontinued operations                                    -         10,048              4,730
     Depreciation and amortization                                   18,522         19,903             25,174
     Amortization of debt issuance costs, premiums
        and discounts                                                 6,194          6,733              2,762
     Write off of deferred credits on swap transactions                   -         (9,684)                 -
     Write off of debt issuance costs                                     -         10,465                  -
     Impairment charges                                               1,629         50,659              2,809
     Loss (gain) on sales of assets                                    (639)       (29,946)            (1,185)
     Provision for uncollectible accounts                               524          6,204              3,291
     Retirement benefits funding less (greater) than expense         (7,973)         1,093             (2,175)
     Deferred income taxes                                              167         (1,595)           124,739
     Other, net                                                      13,382          4,916               (707)
   Changes in operating assets and liabilities:
     Accounts receivable                                             23,883        (28,238)            (5,605)
     Inventories                                                     (5,484)       (20,271)            (4,932)
     Accounts payable                                                25,554          1,304              5,071
     Accrued restructuring                                              440           (762)            (2,111)
     Other assets and liabilities                                    34,875         12,819               (553)
                                                                  ---------      ---------          ---------

       Net cash provided by (used for) operating activities before
          discontinued operations and reorganization items          123,422        (19,097)               375
       Cash provided by (used for) discontinued operations                -          1,104             (1,395)
       Cash used for reorganization items                           (18,518)        (4,929)                 -
                                                                  ---------      ---------          ---------
       Net cash provided by (used for) operating activities         104,904        (22,922)            (1,020)
                                                                  ---------      ---------          ---------

INVESTING ACTIVITIES
   Capital expenditures                                             (10,573)        (5,195)            (5,510)
   Proceeds from sales of assets                                      1,013         39,815              2,701
   Other investing activities                                        (2,550)        (2,616)            (2,400)
                                                                  ---------      ---------          ---------

       Net cash provided by (used for) investing activities         (12,110)        32,004             (5,209)
                                                                  ---------      ---------          ---------

FINANCING ACTIVITIES
   Proceeds from DIP revolving loans                                      -        174,328                  -
   Repayment of DIP revolving loans, net                            (98,235)       (19,762)                 -
   Proceeds from (repayments of) revolving loans, net                     -       (114,907)            18,841
   Proceeds from DIP Term Loan                                            -         80,000                  -
   Repayments of long-term debt                                        (261)      (118,479)           (10,853)
   Increase (decrease) in cash overdrafts                             2,315         (1,860)            (2,255)
   Debt issuance costs                                                 (120)        (6,337)              (785)
   Other financing activities                                         2,063              2                 19
                                                                  ---------      ---------          ---------

       Net cash provided by (used for) financing activities         (94,238)        (7,015)             4,967
                                                                  ---------      ---------          ---------

Net increase (decrease) in cash and cash equivalents                 (1,444)         2,067             (1,262)

Cash and cash equivalents at beginning of year                        7,418          5,351              6,613
                                                                  ---------      ---------          ---------

Cash and cash equivalents at end of year                          $   5,974      $   7,418          $   5,351
                                                                  =========      =========          =========



         The accompanying notes are an integral part of the consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                                                                                Accumulated
                                                      Additional                                  Other
                                          Preferred    Common      Paid-in     Accumulated   Comprehensive
                                            Stock       Stock      Capital        Deficit          Loss        Other     Total
                                                                          (thousands)
Balances at December 29, 2003                 $15        $279      $102,155    $(237,732)    $(30,832)       $(37,001) $(203,116)

Net loss                                                                        (150,933)                               (150,933)
Minimum pension liability adjustment                                                           (6,501)                    (6,501)
Foreign currency translation adjustment                                                         2,038                      2,038
                                                                                                                       ---------
  Comprehensive loss                                                                                                    (155,396)
Stock compensation                                                     183                                                   183
Stock options exercised                                                 16                                                    16
                                             ----        ----     --------    ---------      --------       --------   ---------

Balances at January 2, 2005                    15         279       102,354     (388,665)     (35,295)        (37,001)  (358,313)

Net loss                                                                         (56,244)                                (56,244)
Minimum pension liability adjustment                                                           (1,236)                    (1,236)
Foreign currency translation adjustment                                                          (123)                      (123)
                                                                                                                        --------
  Comprehensive loss                                                                                                     (57,603)
Stock compensation                                          1           201                                                  202
                                             ----        ----     --------    ---------      --------       --------   ---------

Balances at January 1, 2006                    15         280       102,555     (444,909)     (36,654)        (37,001)  (415,714)

Net income                                                                        12,348                                  12,348
Minimum pension liability adjustment                                                            9,738                      9,738
Foreign currency translation adjustment                                                         1,915                      1,915
                                                                                                                        --------
  Comprehensive income                                                                                                    24,001
Adjustment to adopt SFAS No. 158                                                               (7,369)                    (7,369)
Stock options exercised                                     6        2,000                                      (189)      1,817
Stock compensation (SFAS No. 123R)                                     872                                                   872
                                             ----        ----     --------    ---------      --------       --------   ---------

Balances at December 31, 2006                 $15        $286     $105,427    $(432,561)     $(32,370)      $(37,190)  $(396,393)
                                              ===        ====     ========    =========      ========       ========   =========



         The accompanying notes are an integral part of the consolidated financial statements.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND BANKRUPTCY

Basis of Presentation

     The accompanying consolidated financial statements of Foamex International Inc. (the "Company") and subsidiaries as of December 31, 2006 and January 1, 2006 and for the years then ended have been prepared in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"). Accordingly, all prepetition liabilities have been segregated in the consolidated balance sheet at December 31, 2006 and January 1, 2006 and classified as Liabilities Subject to Compromise. Liabilities not subject to compromise are separately classified. Additional prepetition claims may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims. Expenses, realized gains and losses and provisions for losses resulting from the reorganization are reported separately as reorganization items, net, in the consolidated statements of operations for 2006 and 2005.

     The consolidated financial statements as of and for the year ended December 31, 2006 do not include adjustments to reflect the effects of the Plan on the recoverability and classification of recorded assets or the amounts and classification of liabilities that may result from the consummation of the Plan. The Plan did not result in the Company adopting "Fresh Start Reporting" as defined in paragraph 36 of SOP 90-7.

Bankruptcy

     On September 19, 2005 (the "Petition Date"), the Company and certain of its domestic subsidiaries, including Foamex L.P., its primary operating subsidiary, (collectively referred to as the "Debtors"), filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

     Each of the Debtors continued to operate its business and manage its property as a debtor in possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. On September 29, 2005, the United States Trustee for the District of Delaware appointed an official committee of unsecured creditors in these chapter 11 cases. At a hearing held on September 20, 2005, the Bankruptcy Court granted the Company's various first day motions for relief designed to stabilize its operations and business relationships with customers, vendors, employees and others, and entered orders granting permission to, among other things, pay employee salaries, wages and benefits; pay amounts owing in connection with workers' compensation and other insurance policies; utilize its existing cash management systems; continue its customer programs; pay vendors for certain critical goods and services provided prior to September 19, 2005 and; access, on an interim basis, up to $221 million of a $240 million debtor-in-possession (DIP) revolving credit facility and $80 million of a DIP term loan. A portion of the proceeds of the DIP revolving credit facility and all of the proceeds of the DIP term loan facility were used to repay Foamex L.P.'s prepetition revolving credit and term loan facilities. On October 17, 2005, the Bankruptcy Court granted final approval of the $240 million DIP revolving credit facility and the $80 million DIP term loan.

     On November 17, 2005, the Bankruptcy Court approved a motion authorizing a key executive retention program (the "KERP"), pertaining to 77 individuals. Distributions under the KERP were generally made on or around certain milestone dates during the chapter 11 cases and on and subsequent to the effective date of the plan of reorganization. Cash distributions pursuant to the KERP, aggregating $0.4 million, were paid in December 2005 and additional amounts aggregating $1.1 million were paid in February and March 2006.

     The Company notified all known or potential creditors of the chapter 11 filings for the purposes of identifying and quantifying all prepetition claims. The chapter 11 filings triggered defaults on substantially all of the Company's debt and lease obligations. Subject to certain exceptions under the Bankruptcy Code, the chapter 11 filings automatically stayed the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to September 19, 2005.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND BANKRUPTCY (continued)

     On December 23, 2005, the Company filed a disclosure statement and proposed plan of reorganization (the "Original Plan") with the Bankruptcy Court. The Original Plan contemplated a financial restructuring that would have resulted in a reduction of approximately $500 million of total debt from prepetition amounts, largely through the conversion of Senior Secured Notes into 100% of the new common stock of a reorganized Foamex, subject to dilution, and the issuance of warrants to holders of Senior Subordinated Notes. As a result of its improved financial performance in 2006, the Company did not pursue confirmation of the Original Plan.

     On October 23, 2006, the Company filed a first amended disclosure statement and a first amended plan with the Bankruptcy Court, which amended and superseded in all respects the original disclosure statement and the Original Plan, respectively. On November 27, 2006, the Company filed a second amended disclosure statement and a second amended plan (the "Plan") with the Bankruptcy Court, which amended and superseded in all respects the first amended disclosure statement and the first amended plan, respectively. On the same date, the Bankruptcy Court approved the second amended disclosure statement. On December 12, 2006, the Company filed a first supplement to the second amended disclosure statement with the Bankruptcy Court to supplement the second amended disclosure statement by outlining trading restrictions that became effective under the second amended and restated certificate of incorporation that the Company adopted under the Plan. On December 20, 2006, the Bankruptcy Court entered the order approving the first supplement to the second amended disclosure statement and on February 1, 2007 confirmed the Plan. The Company emerged from bankruptcy on February 12, 2007 (the "Effective Date").

     The Plan included payment in full in cash of amounts due, including interest under (i) the DIP Revolving Credit Facility, (ii) the DIP Term Loan, including a prepayment premium of approximately $4.3 million, (iii) the Senior Secured Notes, including a prepayment premium of $7.5 million, and (iv) the Senior Subordinated Notes. In addition, payment in full in cash, including interest, was made to holders of allowed general unsecured claims. There are several claims that are subject to pending objections in Bankruptcy Court or otherwise designated as disputed under the Plan and the Company will continue to litigate or resolve these matters, as appropriate. The Plan also provided for holders of equity interests to retain their interest and for each share of Series B preferred stock to be converted into 100 shares of common stock.

     In order to finance the Plan, Foamex L.P. entered into new senior secured credit facilities on February 12, 2007 which provided for aggregate maximum borrowings of up to $775.0 million, including $600.0 million under term loan facilities, comprised of $425.0 million under a first lien term loan facility with a six-year maturity and $175.0 million under a second lien term loan facility with a seven-year maturity, and a revolving credit facility providing for up to $175.0 million of revolving loans outstanding at any time (including up to $45.0 million available for letters of credit) with a five-year maturity. Foamex L.P. borrowed approximately $613.4 million at February 12, 2007 under the new senior secured credit facilities to fund the Plan.

     In addition, on January 4, 2007, the Company offered rights to existing stockholders to purchase 2.506 shares of the Company's common stock for each share of common stock held as of December 29, 2006 and holders of preferred stock as of the same date were offered rights to purchase 250.6 shares of common stock for each preferred share held, in each case for $2.25 per share. The stockholders exercised rights to purchase approximately 62.9 million shares of common stock pursuant to the rights offering with gross proceeds aggregating approximately $141.4 million. In addition, five of the Company's largest stockholders (the "Significant Stockholders") purchased approximately 3.8 million shares of common stock pursuant to a call option for approximately $8.6 million increasing the gross proceeds from the issuance of additional common stock to $150.0 million and increasing the Significant Stockholders' common stock ownership to approximately 57%. After consideration of a $9.5 million put option premium paid to and a $2.0 million call option premium paid by the Significant Stockholders, and other expenses of the rights offering, the net equity proceeds aggregated approximately $141.0 million.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

     The Company operates in the flexible polyurethane and advanced polymer foam products industry. The Company's operations are primarily conducted through its wholly-owned subsidiary, Foamex L.P. Foamex L.P. conducts foreign operations through Foamex Canada Inc. ("Foamex Canada"), Foamex Latin America, Inc. and Foamex Asia, Inc. Financial information concerning the business segments of the Company is included in Note 17.

     The Company's reporting period is a 52/53-week fiscal year ending on the Sunday closest to January 1. Fiscal years 2006 and 2005 included the 52 weeks ended December 31, 2006 and January 1, 2006, respectively. Fiscal year 2004 included 53 weeks ended January 2, 2005.

Consolidation

     The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries where control exists. The equity method of accounting is used for investments in which the Company has significant influence. Generally this represents ownership of at least 20% and not more than 50%. The Company has a joint venture in Asia (Foamex Asia Co., Ltd.) in which it has an equity ownership of 70%. The Company does not exercise control of this joint venture due to the minority shareholders' substantive participation rights and therefore the Company uses the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Summarized financial information for Foamex Asia Co., Ltd. on a 100% basis is as follows:

     Results of Operations                     2006       2005         2004
                                              -------    -------      --------
                                                      (thousands)
       Net sales                              $55,140    $47,617      $39,926
       Gross profit                           $15,784    $14,115      $12,173
       Income before income taxes             $ 4,357    $ 2,840      $   997
       Net income                             $ 3,899    $ 2,214      $   707

     Financial position at December 31,        2006           2005
                                             --------       ---------
                                                    (thousands)
       Current assets                         $29,004        $25,775
       Noncurrent assets                       13,051         12,115
                                              -------       --------
         Total assets                         $42,055        $37,890
                                              =======        =======

     Current liabilities                      $13,975        $13,653
     Long-term liabilities                     10,182         11,289
                                              -------       --------
         Total liabilities                    $24,157        $24,942
                                              =======        =======

     Investment in and advances to
        Foamex Asia Co., Ltd.                 $21,657        $17,191
                                              =======        =======

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

     The carrying amount and fair value of long-term debt, including debt subject to compromise, and revolving credit borrowings at December 31, 2006 were $643.7 million and $720.3 million, respectively, and at January 1, 2006 were $742.1 million and $496.6 million, respectively. The fair value of debt is estimated using quoted market prices, where available, or discounted cash flows. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Property, Plant and Equipment

     Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The range of useful lives estimated for buildings is generally 20 to 35 years, and the range for machinery, equipment and furnishings is 5 to 12 years. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated useful lives of the leasehold improvements. Depreciation expense for 2006, 2005 and 2004 was $15.1 million, $17.1 million and $22.9 million, respectively.

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

Goodwill

     In accordance with SFAS No. 142, goodwill was tested for impairment upon adoption of the standard and is tested annually thereafter. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit's goodwill exceeds its estimated fair value. At December 31, 2006, goodwill was $74.9 million for the foam products segment and $13.9 million for the technical products segment for a total of $88.8 million.

Debt Issuance Costs

     Debt issuance costs consist of amounts incurred in obtaining long-term financing and are disclosed in the financing activities section of the consolidated statements of cash flows. These costs are being amortized over the term of the related debt using the effective interest method.

Software Costs

     The Company expenses costs incurred in the preliminary project stage of developing or obtaining internal use software, such as research and feasibility studies, as well as costs incurred in the post-implementation/operational stage, such as maintenance and training. Capitalization of software development costs occurs only after management authorizes the project, the preliminary project stage is complete and it is probable the project will be completed and the software will be used for the function intended. Capitalized software costs aggregated $2.5 million, $1.4 million and $2.4 million in 2006, 2005 and 2004, respectively. The capitalized costs are amortized beginning in the period when the related software is placed in service on a straight-line basis over the estimated useful life of the software, which is generally five years or less.

Long-Lived Assets

     Property and equipment held for use are grouped for impairment testing at the plant level, the lowest level for which there are identifiable cash flows. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company assesses recoverability by comparing the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be generated by the assets. If an asset group is considered impaired, the impairment loss to be recognized would be measured as the amount by which the asset group's carrying amount exceeds its fair value. Estimated future cash flows are based on historical results adjusted for estimated future market conditions and operating plans. To the extent that these estimates change, additional impairment losses could be recorded which could have a material adverse impact on future financial results.

Environmental Remediation

     Environmental expenditures that relate to current operations are expensed. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Amounts charged to operations were $0.8 million, $0.9 million and $0.6 million in 2006, 2005 and 2004, respectively.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income (Loss)

     Other comprehensive income or loss items are revenues, expenses, gains and losses that under U.S. generally accepted accounting principles are excluded from net income and reflected as a component of stockholders' deficiency,
including   foreign   currency   translation  and  minimum   pension   liability
adjustments.

Foreign Currency Translation

     The financial statements of foreign subsidiaries have been translated into U.S. dollars by using period-end exchange rates for the assets and liabilities and the average exchange rates for the statements of operations. Currency translation adjustments are included in accumulated other comprehensive loss.
Transaction gains and losses are reflected in other expense, net in the consolidated statements of operations and included $0.3 million of losses in 2006, $0.5 million of gains in 2005, and $0.6 million of losses in 2004.

Research and Development

     Research and development costs are expensed as incurred. Amounts charged to operations were $3.2 million, $2.3 million and $2.8 million in 2006, 2005 and 2004, respectively.

Self Insurance

     The Company is partially self-insured for a number of risks including workers' compensation, medical, automobile and general liability. Commercial insurance policies are carried for amounts in excess of the self-insured amounts. Amounts charged to operations for insurance premiums and self-insured losses were $24.2 million, $28.7 million and $26.5 million in 2006, 2005 and 2004, respectively.

Claims and Litigation

     The Company evaluates claims for damages and records its estimate of liabilities when such liabilities are considered probable and an amount or reasonable range can be estimated.

Income Taxes

     Income taxes are accounted for under the asset and liability method. Under this method, deferred income taxes are provided for temporary differences between the financial reporting basis and income tax basis of assets and liabilities and for net operating loss carryforwards using the income tax rates, under existing legislation, expected to be in effect at the date such temporary differences are expected to reverse. Deferred income tax assets are reduced by a valuation allowance when it is considered more likely than not that a portion or all of the deferred income tax assets will not be realized in a future period. The estimates utilized in the recognition of deferred income tax assets are subject to revision in future periods.

Adoption of New Accounting Pronouncements

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (SFAS No. 123R"). The Company adopted SFAS No. 123R effective January 2, 2006. See Note 14.

     The Company adopted Statement of Financial Accounting Standards No. 151, "Inventory Costs an amendment of ARB No. 43, Chapter 4" in the 2006 first quarter with no effect on its consolidated financial statements.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132R" ("SFAS No. 158"). SFAS No. 158 requires employers to recognize the overfunded and

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to recognize the funded status in the financial statements is effective for years ending after December 15, 2006 and the requirement to measure the funded status as of the date of the year-end statement of financial position is effective for years ending after December 15, 2008. The Company adopted SFAS No. 158 in 2006 by recognizing the funded status, resulting in increases of $7.4 million to the accrued employee benefits liability and to accumulated other comprehensive loss in the accompanying consolidated balance sheet at December 31, 2006.

     In September  2006, the Securities and Exchange  Commission  ("SEC") issued
Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"), which expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB No. 108 is effective for the Company for its December 31, 2006 annual financial statements. The Company's adoption of SAB No. 108 had no effect on its consolidated financial statements.

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

3.   LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS

     On August 15, 2005, Foamex L.P. notified the trustee of its 13 1/2% Senior Subordinated Notes that it would not remit a principal payment of $51.6 million and an interest payment of $3.5 million that were due on that date. Failure to remit the principal payment put Foamex L.P. in default under its 13 1/2% Senior Subordinated Notes Indenture and caused Foamex L.P. to also be in default under its Senior Secured Credit Facility, Secured Term Loan, 10 3/4% Senior Secured Notes and 9 7/8% Senior Subordinated Notes. The holders of these other loans and notes would be entitled to demand immediate payment absent a cure of the default. On August 14, 2005, the Company executed amendments to its Senior Secured Credit Facility and Secured Term Loan that waived the default until September 30, 2005 caused by Foamex L.P.'s failure to remit the principal and interest payments to the 13 1/2% Senior Subordinated Note holders. All of the debt was repaid, with applicable interest on February 12, 2007.

     In addition to the Company's prepetition debt which is in default, liabilities subject to compromise reflects the Debtors' other liabilities incurred prior to the commencement of the bankruptcy proceedings. These amounts represent the Company's estimate of known or potential prepetition claims to be resolved in connection with the bankruptcy proceedings. Certain claims remain subject to future adjustments, based on such things as (i) negotiations; (ii) actions taken by the Bankruptcy Court; (iii) further developments with respect to disputed claims; and (iv) other events. Payment terms for these claims have been established in connection with the Company's confirmed plan of reorganization.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS (continued)

     Liabilities subject to compromise at December 31, 2006 and January 1, 2006 consist of the following:

                                                         December 31,          January 1,
                                                            2006                 2006
                                                         ------------          ----------
       Debt:                                                       (thousands)
           10 3/4% Senior Secured Notes                    $300,000             $300,000
           9 7/8% Senior Subordinated Notes                 148,500              148,500
           13 1/2% Senior Subordinated Notes                 51,585               51,585
           Other debt                                           850                  850
                                                           --------             --------
       Total debt                                           500,935              500,935
       Employee benefit plans                                36,190               56,060
       Accounts payable                                       9,971               37,395
       Accrued interest on debt subject to compromise        86,791               33,201
       Accrued liabilities and other                          6,758                8,374
                                                           --------             --------
                                                           $640,645             $635,965
                                                           ========             ========

     The Debtors have incurred certain professional fees and other expenses directly associated with the bankruptcy cases. Such costs are classified as reorganization items, net in the accompanying consolidated statements of operations for the years 2006 and 2005 and consist of the following:

                                                                             2006                 2005
                                                                            --------             --------
                                                                                     (thousands)
       Debt issuance costs on debt subject to compromise                    $      -             $(10,465)
       Deferred credits on interest rate swap transactions                         -                9,684
       Professional fees associated with bankruptcy                          (18,714)              (8,841)
       Net gain on rejected leases and other contracts                         3,102                2,854
       Other, net                                                                 19                  (37)
                                                                            --------             ---------
                                                                            $(15,593)            $ (6,805)
                                                                            ========             ========


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

                   Debtors' Condensed Combined Balance Sheets
                             (thousands - unaudited)

                                                                         December 31,          January 1,
                                                                            2006                  2006
                                                                         ------------          ----------
       ASSETS
       Current Assets:
         Cash and cash equivalents                                          $  2,444            $   4,839
         Accounts receivable, net                                            168,134              184,608
         Inventories                                                         114,058              105,903
         Other current assets                                                 23,836               27,103
                                                                            --------            ---------
             Total current assets                                            308,472              322,453

       Property, plant and equipment, net                                     95,487               99,830
       Other assets, net                                                     150,716              166,750
                                                                            --------            ---------
       Total assets                                                         $554,675            $ 589,033
                                                                            ========            =========



                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     DEBTORS' FINANCIAL STATEMENTS (continued)

       LIABILITIES AND STOCKHOLDERS' DEFICIENCY
       Current Liabilities Not Subject
       to Compromise:
         Current maturities of long-term debt and
             revolving credit borrowings                                    $142,564            $ 240,780
         Accounts payable                                                     87,133               58,802
         Accrued liabilities                                                  57,320               49,526
                                                                            --------            ---------
             Total current liabilities                                       287,017              349,108

       Liabilities subject to compromise                                     640,645              635,965

       Non-Current Liabilities Not Subject to Compromise:
         Long-term debt, net of current maturities                               160                  340
         Other noncurrent liabilities                                         23,246               19,334
                                                                            --------            ---------
             Total liabilities                                               951,068            1,004,747

       Total stockholders' deficiency                                       (396,393)            (415,714)
                                                                            --------            ---------
       Total liabilities and stockholders' deficiency                       $554,675            $ 589,033
                                                                            ========            =========


              Debtors' Condensed Combined Statements of Operations
                             (thousands - unaudited)

                                                                               2006               2005
                                                                           ----------           ----------

       Net sales                                                           $1,308,309           $1,207,468

       Cost of goods sold                                                   1,105,048            1,077,896
                                                                           ----------           ----------

           Gross profit                                                       203,261              129,572

       Selling, general and administrative expenses                            75,949               71,546

       Impairment, restructuring and other charges, net                           490                3,378
                                                                           ----------           ----------

           Income from operations                                             126,822               54,648

       Interest and debt issuance expense                                     (95,041)             (79,745)

       Other                                                                      166               (1,874)

       Reorganization items, net                                              (15,344)              (6,685)
                                                                           ----------           ----------

           Income (loss) from continuing operations before income
           taxes and equity in loss of non-debtor subsidiaries                 16,603              (33,656)

       Benefit for income taxes                                                  (777)              (1,291)
                                                                           ----------           ----------

           Income (loss) from continuing operations before equity
           in loss of non-debtor subsidiaries                                  17,380              (32,365)

       Equity in loss of non-debtor subsidiaries                               (5,032)             (10,332)
                                                                           ----------           ----------

           Income (loss) from continuing operations                            12,348              (42,697)

       Loss from discontinued operations                                            -              (10,048)
                                                                           ----------           ----------

       Income (loss) before cumulative effect of accounting change             12,348              (52,745)

       Cumulative effect of accounting change                                       -               (3,499)
                                                                           ----------           ----------

       Net income (loss)                                                   $   12,348           $  (56,244)
                                                                           ==========           ===========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   DEBTORS' FINANCIAL STATEMENTS (continued)

              Debtors' Condensed Combined Statements of Cash Flows
                             (thousands - unaudited)

                                                                               2006               2005
                                                                           ----------           ----------
       OPERATING ACTIVITIES:
       Net income (loss)                                                    $ 12,348              $(56,244)
       Adjustments required to reconcile net income (loss) to net cash provided by (used for) operating activities:
          Impairment charges                                                   1,629                43,419
          Loss from discontinued operations                                        -                10,048
          Depreciation and amortization                                       16,143                17,322
          Change in working capital and other operating items                 91,838               (33,689)
                                                                            --------              --------
              Net cash provided by (used for) operating activities
                before discontinued operations and
                reorganization items                                         121,958               (19,144)
              Cash provided by discontinued operations                             -                 1,104
              Cash used for reorganization items                             (18,271)               (4,806)
                                                                            --------              --------
          Net cash provided by (used for) operating activities               103,687               (22,846)
                                                                            --------              --------

       INVESTING ACTIVITIES:
       Capital expenditures                                                   (9,994)               (5,650)
       Proceeds from sales of assets                                           1,013                39,815
       Other                                                                  (2,805)               (2,616)
                                                                            --------              --------
              Net cash provided by (used for) investing activities           (11,786)               31,549
                                                                            --------              --------

       FINANCING ACTIVITIES:
       Repayments of prepetition borrowings                                        -              (233,386)
       Repayments of DIP borrowings                                          (98,235)                    -
       Proceeds from DIP borrowings                                                -               234,566
       Other                                                                   3,939                (8,195)
                                                                            --------              --------
              Net cash used for financing activities                         (94,296)               (7,015)
                                                                            --------              --------

       NET INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS                                                       (2,395)                1,688

       CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          4,839                 3,151
                                                                            --------              --------

       CASH AND CASH EQUIVALENTS, END OF PERIOD                             $  2,444              $  4,839
                                                                            ========              ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   EARNING (LOSS) PER SHARE

     The  following  table shows the amounts  used in computing  basic  earnings
(loss) per share.

                                                                  2006(a)        2005 (a)(b)   2004 (a)(b)
                                                              -------------     ------------   -----------
                                                                   (thousands, except per share amounts)
       Income (loss) from continuing operations                  $12,348        $(42,697)        $(146,203)
       Loss from discontinued operations                               -         (10,048)           (4,730)
                                                                 -------        --------         ---------
       Income (loss) before cumulative effect of
           accounting change                                      12,348         (52,745)         (150,933)
       Cumulative effect of accounting change                         -           (3,499)                -
                                                                 -------        --------         ---------
       Net income (loss)                                         $12,348        $(56,244)        $(150,933)
                                                                 =======        ========         =========

       Weighted average common shares outstanding                 36,845          36,722            36,624
                                                                 =======        ========         =========

       Income (loss) from continuing operations per share        $  0.34        $  (1.16)        $   (3.99)
       Loss per share from discontinued operations                     -           (0.27)            (0.13)
                                                                 -------        --------         ---------
       Income (loss) per share before cumulative effect of
           accounting change                                        0.34           (1.43)            (4.12)
       Cumulative effect of accounting change per share               -            (0.10)                -
                                                                 -------        --------         ---------
       Net income (loss) per share                               $  0.34        $  (1.53)        $   (4.12)
                                                                 =======        ========         =========

       The following table shows the amounts used in computing diluted earnings
(loss) per share.


                                                                  2006(a)        2005 (a)(b)   2004 (a)(b)
                                                              -------------     ------------   -----------
                                                                   (thousands, except per share amounts)
       Income (loss) from continuing operations                  $12,348        $(42,697)        $(146,203)
       Loss from discontinued operations                               -         (10,048)           (4,730)
                                                                 -------        --------         ---------
       Income (loss) before cumulative effect of
           accounting change                                      12,348         (52,745)         (150,933)
       Cumulative effect of accounting change                          -          (3,499)                -
                                                                 -------        --------         ---------
       Net income (loss)                                         $12,348        $(56,244)        $(150,933)
                                                                 =======        ========         =========

       Weighted average common shares outstanding                 36,845          36,722            36,624
                                                                 =======        ========         =========

       Incremental shares resulting from
         Options to purchase common stock                            223               -                 -
         Preferred stock convertible into common stock (d)         1,500               -                 -
                                                                 -------        --------         ---------
                                                                  38,568          36,722            36,624
                                                                 =======        ========         =========

       Income (loss) from continuing operations per share        $  0.32        $  (1.16)        $   (3.99)
       Loss per share from discontinued operations                    -            (0.27)            (0.13)
                                                                 -------        --------         ---------
       Income (loss) per share before cumulative effect of
           accounting change                                        0.32           (1.43)            (4.12)
       Cumulative effect of accounting change per share               -            (0.10)                -
                                                                 -------        --------         ---------
       Net income (loss) per share                               $  0.32        $  (1.53)        $   (4.12)
                                                                 =======        ========         =========

       Potential incremental shares:
           Options to purchase common stock (c)                    1,888           3,621             3,060
           Preferred stock convertible into common stock (d)           -           1,500             1,500

(a) Per share data has been adjusted for all periods presented pursuant to the rights offering under the Plan. See Note 1.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   EARNING (LOSS) PER SHARE (continued)

(b) The potential incremental shares in 2005 and 2004 were not included in the calculation of earnings per share because the Company had losses from continuing operations and these shares would be antidilutive.

(c) For 2006, options to purchase 1,887,992 shares of common stock were not included in earnings per share calculations because the exercise prices of the options were greater than the average market prices and the impact would be antidilutive.

(d)  Series B Preferred Stock is convertible into 1,500,000 common shares.

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

     The following table presents proforma net loss and loss per share for 2005 and 2004 as if the provisions of FIN No. 47 had been applied at the beginning of 2004:

                                                       2005             2004
                                                     --------         ---------
                                                  (thousands, except per share
amounts)
       Net loss as reported                          $(56,244)        $(150,933)

       Add:  Cumulative effect of change in
                Accounting principle                    3,499                 -

       Deduct:   Accretion and depreciation              (520)             (392)
                                                     --------         ---------

       Proforma net loss                             $(53,265)        $(151,325)
                                                     ========         =========

       Basic and diluted loss per share:
           As reported                               $  (1.53)        $   (4.12)
           Proforma                                  $  (1.45)        $   (4.13)

     7.   RESTRUCTURING CHARGES

2006

     Restructuring charges relating to the closure of two manufacturing facilities, including a foam pouring facility, located in Toronto, Canada aggregated $6.4 million. The provision includes severance required for a workforce of approximately 177 employees. Restructuring charges also include $0.8 million of plant closing costs and severance for 78 employees at the Company's foam pouring facility in Orlando, Florida where foam production ceased in the second quarter. The remaining restructuring charges of $0.7 million relate to several facilities including those that produced consumer products.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     7.   RESTRUCTURING CHARGES (continued)

2005

     During 2005, the Company recorded restructuring charges of $1.5 million, which were primarily related to the closing of three facilities that produced consumer products, including the elimination of 132 positions, and elimination of 14 sales, administrative and operating positions in the carpet cushion business.

2004

     During 2004, the Company recorded restructuring charges of $1.8 million, primarily related to lease costs in connection with the closing of its New York City office and expenses related to the realignment of its automotive operations.

     The   following   table  sets  forth  the   components   of  the  Company's
restructuring charges (credits) for the three years ended December 31, 2006:

                                                     Plant Closure    Personnel
                                           Total      and Leases     Reductions
                                           -----     -------------   -----------
     2004                                            (millions)
     Balance at December 29, 2003           $9.7         $8.0           $1.7
     Restructuring charges                   1.8          1.0            0.8
     Cash spending                          (4.1)        (2.3)          (1.8)
                                            ----         ----           ----
     Balance at January 2, 2005              7.4          6.7            0.7

     2005
     Restructuring charges                   1.5          0.7            0.8
     Cash spending                          (2.0)        (1.3)          (0.7)
     Rejected leases and agreements         (5.9)        (5.5)          (0.4)
                                            ----         ----           ----
     Balance at January 1, 2006              1.0          0.6            0.4

     2006
     Restructuring charges                   7.9          3.4            4.5
     Cash spending                          (7.4)        (3.2)          (4.2)
                                            ----         -----          ----
     Balance at December 31, 2006           $1.5         $0.8           $0.7
                                            ====         ====           ====

     8.   IMPAIRMENTS

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

     During 2005, the Company updated its long-term forecast to address the impact of deteriorating business conditions, including adverse developments in the domestic auto industry. As part of this exercise, the Company also conducted a step one goodwill impairment test of its reporting units. The Foam Products and Technical Products reporting units passed the step one impairment test. However, the Automotive Products reporting unit failed the step one test, reflecting industry conditions. The Company completed the second step of the goodwill impairment test resulting in Automotive Products goodwill impairment charges of $35.5 million.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. IMPAIRMENTS (continued)

     Also during 2005, the Company determined that $15.2 million of pre-tax impairment charges were required for equipment at certain production facilities. The impairment evaluation was also triggered by the facts and circumstances discussed above concerning the goodwill impairment. The impairment loss was determined using fair value estimates and appraisals for similar assets and is included in cost of goods sold in the consolidated statement of operations. The Company recorded asset impairments of $1.6 million in 2006 and $2.8 million 2004.

9.     GAIN ON SALE OF BUSINESSES

     On April 29, 2005, the Company sold its rubber and felt carpet cushion businesses consisting principally of property, plant and equipment located at Gape Girardeau, MO and Newton, NC, inventories, and related goodwill to Leggett & Platt, Incorporated for net cash proceeds of $38.7 million. The property, plant and equipment, inventories and related goodwill had carrying values of $3.2 million, $2.8 million and $2.5 million, respectively. The net gain of $29.7 million, on which there was no tax impact, has been reflected on the accompanying consolidated statement of operations for the year ended January 1, 2006. The rubber and felt carpet cushion businesses provided approximately $41.3 million and $4.5 million of net sales and gross profit, respectively, in the year ended January 2, 2005.

10.    DISCONTINUED OPERATIONS

     In late 2005, the Company closed the three plants that comprised its consumer products group which was a component of an entity as described in Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The Company did not report the operations of the consumer products group as a discontinued operation in 2005 because it expected to have significant continuing cash flows from sales of consumer products, as defined in paragraph 42 of SFAS No. 144 and interpreted by EITF 03-13, "Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations."

     During the quarter ended July 2, 2006, the Company had lower sales than anticipated from consumer products due to the loss of certain customers. In addition, the Company is no longer pursuing certain new customers. The Company has reclassified its statements of operations for 2005 and 2004 to reflect the consumer products group as discontinued operations. The activities of the consumer products group are not material in 2006 as sales for the year were less than $1.0 million and results of operations were not significant.

     Results for the consumer products group for 2005 and 2004 were:

                                          2005                        2004
                                      ------------                -----------
                                (thousands of dollars, except per share amounts)
     Net sales                          $ 28,637                     $40,419
     Gross profit                       $ (8,049)                    $(1,296)
     Net loss                           $(10,048)                    $(4,730)
     Net loss per share                 $  (0.27)                    $  (0.13)

     11.  INVENTORIES

     The components of inventory are listed below.

                                            December 31,          January 1,
                                               2006                  2006
                                            ------------          -----------
                                                       (thousands)
     Raw materials and supplies              $ 81,191               $ 74,886
     Work-in-process                           22,890                 22,657
     Finished goods                            13,544                 14,599
                                             --------               --------
     Total                                   $117,625               $112,142
                                             ========               ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT

     The components of revolving credit borrowings and long-term debt are listed below.

                                                  December 31,      January 1,
                                                      2006            2006
                                                  ------------      ----------
                                                         (thousands)
     DIP Revolving credit borrowings (1)            $56,331          $154,566
                                                    =======          ========

     DIP Term Loan (1)                              $80,000          $ 80,000
     Industrial revenue bond (2)                      6,000             6,000
     Other                                              393               604
                                                    -------          --------
                                                     86,393            86,604

     Less current portion                            86,233            86,238
                                                    -------          --------

     Long-term debt                                 $   160          $    366
                                                    =======          ========

(1) Subsidiary debt of Foamex L.P., guaranteed by the Company, FMXI, LLC and Foamex Canada.

(2)  Subsidiary debt of Foamex L.P.

DIP Revolving Credit Facility

     On September 22, 2005, Foamex L.P. entered into a Debtor-in-Possession Credit Agreement (the "DIP Revolving Credit Facility") with a group of lenders to provide a revolving credit facility with a maximum availability of $240.0 million. The initial borrowing under the DIP Revolving Credit Facility was used to repay outstanding obligations under a prior credit facility and interest due under a term loan. The DIP Revolving Credit Facility includes a $40.0 million sublimit for letters of credit and availability is limited to eligible amounts, as defined, of accounts receivable, inventory, equipment, and real estate. At December 31, 2006 and January 1, 2006, Foamex L.P. had total available borrowings of $129.7 million and $53.6 million, respectively, and letters of credit outstanding of $21.6 million at December 31, 2006 under the facility. Substantially all of the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the DIP Revolving Credit Facility, as amended, bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At December 31, 2006 and January 1, 2006, the weighted average interest rates on borrowings were 7.38% and 7.42%, respectively. Margins were reduced in the second quarter of 2006 under an amendment to the DIP Revolving Credit Facility. All borrowings under the DIP Revolving Credit Facility will mature on the earlier of March 22, 2007 or the date that the Company emerges from chapter
11. The DIP Revolving Credit Facility included both a subjective acceleration clause and a lock box arrangement that required all lock box receipts be used to repay revolving credit borrowings. Borrowings under the DIP Revolving Credit Facility are classified as current in the accompanying consolidated balance sheets at December 31, 2006 and January 1, 2006. All amounts due under the DIP Revolving Credit Facility were paid upon the Company's emergence from bankruptcy on February 12, 2007.

DIP Term Loan

     On September 22, 2005, Foamex L.P. entered into a Debtor-in-Possession Credit Agreement (the "DIP Term Loan") with a group of lenders to provide an $80.0 million term loan. Proceeds from the DIP Term Loan were used to repay outstanding principal under a prior term loan. Borrowings under the DIP Term Loan, as amended, bore interest at a rate that is either (i) 3.375% plus the greater of the Base Rate, as defined, or 6.50% or (ii) 5.375% plus the greater of the LIBOR rate or 3.00%. At December 31, 2006 and January 1, 2006, the weighted average interest rates were 10.73% and 14.29%, respectively. Margins were reduced under an amendment to the DIP Term Loan effective May 12, 2006. Borrowings under the DIP Term Loan are collateralized by the same collateral as the DIP Revolving Credit Facility. An intercreditor agreement governs the distribution of collateral among the lenders under the DIP Revolving Credit Facility and the DIP Term Loan. All borrowings under the DIP Term Loan will mature on the earlier of March 22, 2007 or the date that the Company emerges from chapter 11. The DIP Term Loan may be

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT (continued)

repaid at any time by paying a prepayment premium initially set at 8% and declining ratably over a 48- month period. The DIP Term Loan is classified as current in the accompanying consolidated balance sheets at December 31, 2006 and January 1, 2006. All amounts due under the DIP Term Loan, including a prepayment premium of approximately $4.3 million, were paid upon the Company's emergence from bankruptcy on February 12, 2007.

Industrial Revenue Bond ("IRB")

     IRB debt includes a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At December 31, 2006 and January 1, 2006, the interest rates were 3.96% and 3.63%, respectively, on the bond. The maximum interest rate for the IRB is 15.0% per annum. If Foamex L.P. exercises its option to convert the bond to a fixed interest rate structure, the IRB is redeemable at the option of the bondholders. In addition, at any time prior to conversion to a fixed interest rate structure, bondholders upon notice to the bond trustee and the remarketing agent may place the bonds for sale. If the remarketing agent is not successful in reselling the bonds before settlement is due on bonds placed for sale, the bond trustee may draw on a letter of credit issued under the DIP Revolving Credit Facility to repay the bondholders for the bonds placed for sale until the bonds can be resold by the remarketing agent. Pursuant to this arrangement, the IRB has been classified as current in the accompanying consolidated balance sheets at December 31, 2006 and January 1, 2006. The obligation is collateralized by certain assets, which have an approximate net carrying value of $4.5 million at December 31, 2006 and by a letter of credit in the amount of $6.3 million.

Debt Covenants

     The DIP Revolving Credit Facility and the DIP Term Loan (together, the "DIP Facilities") contained certain covenants that limited, among other things, the ability of the Company's subsidiaries (i) to pay distributions or redeem equity interests, (ii) to make certain restrictive payments or investments, (iii) to incur additional indebtedness or issue Preferred Equity Interests, as defined,
(iv) to merge, consolidate or sell all or substantially all assets, or (v) to enter into certain transactions with affiliates or related persons. In addition, the DIP Facilities contained provisions that, in the event of a defined change of control or the occurrence of an undefined material adverse change in the ability of the obligor to perform its obligations, the indebtedness must be repaid, in certain cases, at the option of the holders. Under the most restrictive of the distribution restrictions, the Company could be paid by its subsidiaries, as of December 31, 2006, funds only to the extent to enable the Company to meet its tax payment liabilities, subject to Bankruptcy Court approval, during the bankruptcy process and the Company's normal operating expenses of up to $2.3 million during the term of the DIP Facilities, so long as no default or event of default has occurred.

     Under the DIP Facilities, Foamex L.P. was subject to financial covenants, including a minimum EBITDA, as defined, covenant that began with the one-month period ended October 30, 2005, a cumulative net cash flow, as defined, covenant that began with the two-month period ended December 4, 2005, a maximum leverage ratio covenant, and a capital expenditure restriction for twelve-month rolling periods that began October 3, 2005. The minimum EBITDA and cumulative net cash flow covenants included an increasing number of months until they reached twelve months ended on October 1, 2006 and were the trailing twelve months thereafter. Foamex L.P. was in compliance with the minimum EBITDA, cumulative net cash flow, maximum leverage ratio and capital expenditure covenants as of and for the twelve months ended December 31, 2006. The DIP facilities also limited expenditures for certain prepetition and post petition liabilities, as defined, subject to Bankruptcy Court approval.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT (continued)

Maturities

     Scheduled maturities of revolving credit borrowings and long-term debt as of December 31, 2006 are shown below (thousands):

     2007                                           $136,564
     2008                                                157
     2009                                                  3
     2010                                                  -
     2011                                                  -
     Thereafter                                        6,000
                                                    --------
     Total                                          $142,724
                                                    ========

     The following debt issues were classified as liabilities subject to compromise in the condensed consolidated balance sheets as of December 31, 2006 and January 1, 2006:

10 3/4% Senior Secured Notes

     The 10 3/4% Senior Secured Notes were issued by Foamex L.P. and Foamex Capital Corporation (the "Issuers") on March 25, 2002 and were due on April 1, 2009. The notes were guaranteed on a senior basis by all of Foamex L.P.'s domestic subsidiaries that guaranteed the DIP Revolving Credit Facility. The notes were secured on a second-priority basis (subject to permitted liens) by substantially the same collateral that secured the obligations under the DIP Revolving Credit Facility and the DIP Term Loan. The notes ranked effectively junior to all senior indebtedness that was secured by first priority liens and senior in right of payment to all subordinated indebtedness. Interest was payable April 1 and October 1. The Issuers did not remit the interest payments due October 3, 2005, April 3, 2006 and October 2, 2006, but continued to accrue interest at the default rate of 11.75% pursuant to the Bankruptcy Court order approving the borrowing under the DIP Revolving Credit Facility and the DIP Term Loan. The Bankruptcy Court approved, and the Company made monthly payments of interest at the 10.75% rate effective with interest earned beginning June 1, 2006. The notes could have been redeemed at the option of the Issuers, in whole or in part, at any time on or after April 1, 2006. The initial redemption was at 105.375% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after April 1, 2008. All amounts due under the 10 3/4% Senior Secured Notes, including accrued interest and a prepayment premium of $7.5 million, were paid upon the company's emergence from bankruptcy on February 12, 2007.

9 7/8% Senior Subordinated Notes

     The 9 7/8% Senior Subordinated Notes (the "Notes") were issued by Foamex L.P. and Foamex Capital Corporation (the "Issuers") and were due on June 15, 2007. In the year ended December 31, 2006, the Issuers accrued interest of $22.1 million on the Notes for the period from the bankruptcy filing date through December 31, 2006 at the contractually required default rate in accordance with SOP 90-7. The notes represented uncollateralized general obligations of the Issuers and were subordinated to all Senior Debt, as defined in the Indenture and were pari passu in right of payment to the 13 1/2% Senior Subordinated Notes (described below). All amounts due under the Notes including accrued interest were paid upon the Company's emergence from bankruptcy on February 12, 2007.

13 1/2% Senior Subordinated Notes

     The 13 1/2% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation (the "Issuers") and matured on August 15, 2005. The principal due of $51.6 million plus accrued and unpaid interest of $3.5 million were not paid resulting in the Issuers being in default under the 13 1/2% Senior Subordinated Notes. In the year ended December 31, 2006, the Issuers accrued interest on the 13 1/2% Senior Subordinated Notes of $11.0 million for the period from the bankruptcy filing through December 31, 2006 at the contractually required default rate in accordance with SOP 90-7. The notes represents uncollateralized general obligations of the Issuers and were

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT (continued)

subordinated to all Senior Debt, as defined in the Indenture and were pari passu in right of payment to the 9 7/8% Senior Subordinated Notes (described above). All principal and accrued interest under the 13 1/2% Senior Subordinated Notes were paid upon the Company's emergence from bankruptcy on February 12, 2007.

New Senior Secured Credit Facility

     On February 12, 2007, Foamex L.P. entered into new senior secured credit facilities consisting of a $175.0 million revolving credit facility, including a sub-limit of $45.0 million for letters of credit and term loan facilities aggregating $600.0 million including $425.0 million under a first lien term loan facility and $175.0 million under a second lien term loan facility. Borrowings under the revolving credit facility are subject to a borrowing base formula based on eligible accounts receivable and bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. The revolving credit facility will mature on February 12, 2012. Borrowings under the term loan facilities also bear interest at floating rates based upon and including a margin over either Eurodollar, as defined, or a Base Rate, as defined. The first lien term loan facility is subject to quarterly principal repayments of approximately $1.1 million and annual excess cash flow repayments, as defined, with the balance maturing on February 12, 2013. The second lien term loan facility matures on February 12, 2014 and is subject to a prepayment premium of 2.0% during the first year and 1.0% during the second year.

     Foamex L.P. borrowed approximately $13.4 million under the $175.0 million revolving credit facility and the full amounts of the first lien term loan facility and second lien term loan facility on February 12, 2007 to pay amounts due under the Plan. The initial weighted average interest rates were 8.25%, 7.57% and 10.07%, respectively. Foamex L.P. is subject to a leverage ratio covenant, as defined, under both term loan facilities and an interest coverage ratio covenant, as defined, under the first lien term loan facility as well as an annual capital expenditure maximum under all three facilities.

     On February 27, 2007, Foamex L.P. entered into interest rate swap and "no cost" collar contracts to take effect on March 12, 2007. The interest rate swap contracts have a life of five years plus 35 days with a notional amount of $300.0 million at inception reducing annually on April 15 beginning in 2008, to $250 million, $200 million, $100 million, and $75 million, respectively, in which Foamex L.P. will receive interest at a variable rate equal to three-month LIBOR and pay interest at a fixed rate of 4.93%. The collar contracts have a life of five years plus 35 days with a notional amount of $175 million at inception reducing to $125 million on April 15, 2011. The collar contracts limit the variability of the interest rate risk with a cap of 5.50% and a floor of 4.35%. Foamex L.P. has determined these derivatives to be effective hedges under the guidance of Statement of Financial Accounting Standard No. 133, "Accounting for Derivatives and Hedging Activities." As a result of these transactions, Foamex L.P. has fixed the rate on 50% of the amount borrowed under the term loans at February 12, 2007 with 29% subject to the collar. The remaining 21% will continued to have variable rates.

13.  RETIREE BENEFIT PLANS

Defined Benefit Pension Plans

     The Company provides pension and survivor benefits through a non-contributory defined benefit plan to almost all U.S. salaried and hourly employees. For U.S. salaried employees the benefit formula is based on credited years of service and average compensation over the service period. For U.S. hourly employees the benefit formula is based on a stated amount multiplied by credited years of service. Employees who reach the credited years of service requirement receive an annuity upon retirement and employees who have vested benefits but terminated employment before retirement receive an annuity in accordance with the plan provisions.

     The Company adopted the recognition and disclosure requirements of Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158") as of fiscal year-end 2006. Transition recognition provisions include the adjustment of amounts

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  RETIREE BENEFIT PLANS (continued)

recognized in the consolidated balance sheets, as of December 31, 2006, prior to the application of SFAS No. 158, so that gains or losses, prior service costs or credits, and the transition assets or obligations that have not yet been included in net periodic benefit cost are recognized as a component of the ending balance of accumulated other comprehensive income, net of tax.

     During the first half of 2006, a manufacturing plant in Toronto, Ontario, Canada was closed. Workers at the plant participated in salaried and hourly defined benefit pension plans. In connection with this plant closing, Foamex Canada is obligated to fully fund the pension plans under the regulations of the Financial Services Commission of Ontario (the "FSCO"). Funding will be accomplished through a combination of lump sum payments and the purchase of annuities as prescribed under FSCO regulations, and must be completed within a period of up to five years. Foamex Canada is in the process of evaluating funding options.

     The Company also provides a supplemental executive retirement plan ("SERP") to a limited number of executives. The SERP reflects a pension benefit for the difference between the executives' compensation and the IRS imposed limit for qualified defined benefit plans. The SERP is a non-qualified plan and is not funded.

     The measurement date to determine pension assets and obligations is the calendar year end.

     Change in projected benefit obligations, plan assets and funded status follows:

                                                           Pension Benefits
                                                          2006          2005
                                                        --------      --------
     Change in Benefit Obligations                          (thousands)
       Benefit obligations at beginning of year         $152,454      $143,904
       Service cost                                        5,208         5,478
       Interest cost                                       8,204         7,810
       Amendments                                              -           147
       Benefits paid                                      (6,944)       (6,349)
       Actuarial loss (gain)                              (3,786)        1,174
       Foreign currency exchange rate changes                (42)          290
                                                        --------      --------
       Benefit obligation at end of year                $155,094      $152,454
                                                        --------      --------

     Change in Plan Assets
       Fair value of plan assets at beginning of year   $ 96,918      $ 91,868
       Actual return on plan assets                       15,225         4,928
       Employer contribution                              15,941         7,295
       Benefits paid                                      (6,944)       (6,349)
       Plan administrative expenses                       (1,207)       (1,081)
       Foreign currency exchange rate changes                (59)          257
                                                        --------      --------
       Fair value of plan assets at end of year         $119,874      $ 96,918
                                                        --------      --------

     Funded Status at Year End                          $(35,220)     $(55,536)
                                                        ========      ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.    RETIREE BENEFIT PLANS (continued)

     Amounts Recognized in the
     Consolidated Balance Sheets                            2006        2005
                                                         ---------    ---------
       Noncurrent assets                                 $      -     $  9,129
       Noncurrent liabilities                             (35,220)     (54,426)
                                                         --------     --------
       Net amounts recognized                            $(35,220)    $(45,297)
                                                         ========     ========

     Amounts Recognized in Accumulated
     Other Comprehensive Income                             2006         2005
                                                         ----------   ---------
       Net transition asset                              $   (140)     $  (215)
       Prior service cost                                     370          279
       Net loss                                            49,619       52,048
                                                         --------      -------
       Net amounts recognized                            $ 49,849      $52,112
                                                         ========      =======

     The accumulated benefit obligation for all defined benefit plans was $148.2 million at year-end 2006 and $143.1 million at year-end 2005. Information for defined benefit plans with an accumulated benefit obligation in excess of plan assets is listed below. At December 31, 2006, all defined benefit plan accumulated benefit obligations were in excess of plan assets.

                                           December 31, 2006   December 31, 2005
                                           -----------------   -----------------
                                                        (thousands)
     Projected benefit obligation               $155,094           $146,628
     Accumulated benefit obligation             $148,223           $138,897
     Fair value of plan assets                  $119,874           $ 92,564

     Components of Net Periodic Benefit Plan Cost and Other Amounts Recognized in Other Comprehensive Income.

                                                       Pension Benefits
                                                ---------------------------
                                                 2006       2005      2004
                                                ------     ------    ------
                                                         (thousands)
     Service cost                               $5,208     $5,478    $4,804
     Interest cost                               8,204      7,810     7,463
     Expected return on plan assets             (8,552)    (7,836)   (6,891)
     Amortization of transition assets             (75)       (75)      (75)
     Amortization of prior service benefit        (102)      (101)     (111)
     Amortization of net loss                    3,285      3,137     2,776
                                                ------     ------    ------
     Net periodic benefit plan cost             $7,968     $8,413    $7,966
                                                ======     ======    ======

     The net loss at year end 2006 that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2007 is estimated at $2.3 million. The estimated amortization of the net transition asset and prior service cost components included in accumulated other comprehensive loss are not estimated to be significant in 2007.

     Weighted-Average Assumptions Used                 Pension Benefits
     to Determine Benefit Obligations                 2006         2005
     ----------------------------------------     ----------   ----------
     Discount rate -U.S. Plans (a)                   5.75%          5.5%
     Discount rate - Canadian Plans (b)           4.5%-4.75%        5.25%
     Rate of compensation increase                3.5%-5.0%    3.5%-5.0%

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13.  RETIREE BENEFIT PLANS (continued)

     Weighted-Average Assumptions Used                 Pension Benefits
     to Determine Annual Net Benefit Cost             2006         2005
     ------------------------------------         ---------    ----------
     Discount rate - U.S. Plans (a)                  5.5%           5.5%
     Discount rate - Canadian Plans (a)              5.25%          5.75%
     Expected long-term return on plan assets (c)    8.5%           8.5%
     Rate of compensation increase                3.5%-5.0%    3.5%-5.0%

(a) Discount rates for each retiree benefit plan are established by matching the projected benefit payouts of the specific plan to the yield curve of an index of high quality corporate bonds.

(b) In 2005, the discount rate for each retiree benefit plan in Canada was established by matching the projected benefit payouts of the specific plan to the yield curve of an index of high quality bonds. In 2006, the discount rates selected represented the weighted average of annuity purchase rates and lump sum purchase rates applicable under FSCO regulations discussed above.

(c) The determination of the expected long-term rate of return is a combination of historical returns and future return assumptions based on the Company's pension plan asset strategy as discussed below.

The following table includes the incremental effect of applying SFAS No. 158 on individual line items in the Consolidated Balance Sheet, as of December 31, 2006.

                                                                  Before                            After
                                                              Application          FAS 158       Application
                                                              of FAS 158        Adjustments        of FAS 158
                                                                                 (thousands)
Liabilities
Accrued employee compensation & benefits                        $  20,799       $      129        $  20,928
Total current liabilities                                       $ 296,508       $      129        $ 296,637
Long-term accrued employee benefits                             $  15,021       $       27        $  15,048
Other long-term liabilities                                     $   8,641       $        -        $   8,641
Liabilities subject to compromise                               $ 633,432       $    7,213        $ 640,645
Total liabilities                                               $ 953,602       $    7,369        $ 960,971

Stockholders' Deficiency
Accumulated other comprehensive loss                            $ (25,001)      $   (7,369)       $ (32,370)
Total stockholders' deficiency                                  $(389,024)      $   (7,369)       $(396,393)

Total Liabilities and Stockholders' Deficiency                  $ 564,578       $        -        $ 564,578

Investment Strategy, Asset Allocation, Risk Management and Funding

       U.S. pension plan assets are primarily comprised of equity and debt securities, including both U.S. and foreign securities. Our U.S. pension plan asset allocation at year-end 2006 and 2005, and target allocation for 2007 are listed below.

                                                Percentage of U.S. Plan Assets
                                           -------------------------------------
                          2007 Target
     Asset Category         Allocation     December 31, 2006   December 31, 2005
     --------------       --------------   -----------------   -----------------

     Equity securities        50-68%                59%              59%
     Debt securities          34-38%                36               36
     Other                     3-7%                  5                5
                                                  ----               ---
       Total                                      100%               100%
                                                  ===                ===

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  RETIREE BENEFIT PLANS (continued)

     The Benefits Committee of the Company has a formal Investment Policy Statement that was established to guide the third party investment manager in asset allocations, control procedures, performance monitoring and review for the U.S. defined benefit plan. The investment strategy is to maintain a well-diversified portfolio designed to achieve a long-term rate of return of 8.5%. As with any investment portfolio of this nature, there are no assurances that the portfolio's performance will match the goal. Asset allocation target ranges for equity, debt and other investments are evaluated yearly utilizing the expertise of the third party investment manager.

     The majority of the U.S. Plan assets are invested in equity securities. Given that equity securities have historically provided higher comparable returns to debt and other asset classes, equity securities carry a higher risk premium. The risk of loss in the U.S. Plan's equity portfolio is somewhat mitigated by investing in a broad range of equity types, including a blend of large and small capitalization companies and international companies.

Canadian Plan Assets

     Pension plan assets in Canada totaled $9.5 million, or 7.9% of pension assets, at year-end 2006 and $8.2 million, or 8.5% of pension assets, at year-end 2005. Canadian pension plan assets are primarily invested in Canadian equity securities with the balance in foreign equities.

Cash Flows

Contributions

     The Company expects to contribute approximately $13.2 million to its pension plans in 2007.

Estimated Future Benefit Payments

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                                   Pension Benefits
                                                      (thousands)
     2007                                              $ 7,175
     2008                                              $ 7,575
     2009                                              $ 7,819
     2010                                              $ 8,139
     2011                                              $ 8,528
     Years 2012-2016                                   $48,998

Retiree Medical and Life Insurance Benefits

     The Company provides postretirement health care and life insurance for eligible employees, limited primarily to one manufacturing facility in the United States. These plans are unfunded and benefits are paid as the claims are submitted. The benefits are only provided until the participant becomes eligible for Medicare. Consequently, the Medicare Prescription Drug, Improvement and
Modernization Act of 2003 did not impact the obligations or expense of the Company. The Company retains the right, subject to existing agreements, to modify or eliminate these benefits. The benefit obligation for these benefits at December 31, 2006 was approximately $1.1 million and periodic benefit cost is approximately $0.1 million.

Defined Contribution Plan

     The Company maintains a defined contribution plan, which is qualified under
Section 401(k) of the Internal Revenue Code ("401(k) Plan") and is available for eligible employees who elect to participate. Under the terms of the 401(k) Plan, the Company partially matches certain employee contributions. Expense for these contributions was $0.6 million, $0.8 million and $0.9 million in 2006, 2005 and 2004, respectively.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  ACCOUNTING FOR STOCK BASED COMPENSATION

Compensation and Proforma Information

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS No. 123R"). Effective for fiscal 2006, the Company adopted SFAS No. 123R which required that all share-based awards granted after the adoption date be recognized as compensation expense using fair value measurements prescribed in SFAS No. 123R. Regarding share-based awards granted prior to the adoption date, the Company elected the modified prospective transition application which requires compensation expense associated with unvested and outstanding share-based grants (see Stock Option Plans below) to be recognized over their remaining service period.

     Prior to the adoption of SFAS No. 123R, the Company accounted for share-based employee compensation plans using the intrinsic value method and provided proforma information based on the fair value method of stock options granted using the Black-Scholes option pricing model. The following table includes the 2005 and 2004 proforma information. The reported and proforma amounts for 2006 in the following table are the same given the adoption of SFAS No. 123R and are included for comparative purposes.

                                                             2006               2005             2004
                                                           --------           --------       ----------
                                                                 (thousands, except per share data)
     Net income (loss) as reported                         $ 12,348           $(56,244)       $(150,933)
     Add:  Stock-based employee compensation
       expense included in reported net income (loss)           872                 23               (2)
     Deduct:  Stock-based employee compensation
       expense determined under fair value based method        (872)            (1,749)          (1,427)
                                                           --------           --------        ---------
     Proforma net income (loss)                            $ 12,348           $(57,970)       $(152,362)
                                                           ========           ========        =========

     Basic income (loss) per share
        As reported                                        $   0.34           $  (1.53)       $   (4.12)
        Proforma                                           $   0.34           $  (1.58)       $   (4.16)

     Diluted income (loss) per share
        As reported                                        $   0.32           $  (1.53)       $   (4.12)
        Proforma                                           $   0.32           $  (1.58)       $   (4.16)

     There were no tax benefits due to the establishment of a valuation allowance on U.S. deferred tax assets as discussed in Note 15.

     The fair value of each option was estimated on the grant date using the Black-Scholes option-pricing model. Based on the assumptions listed below, the weighted average fair value of options granted with an option price equal to fair market value was $1.21 per option in 2005 and $2.66 per option in 2004. The weighted average fair value of options granted in 2005 with an option price less than fair market value was $0.99 per option.

                                            2005                 2004
                                          -------              --------
     Expected life in years                 3.0                 3.0
     Risk-free interest rate                3.68%               1.89%
     Volatility                           106.02%               102.29%
     Dividend yield                         0.00%               0.00%

     Expected life of the options was based on the Company's experience. The risk-free interest rate was based on the weighted average U.S. Treasury strip rates over the contractual term of the stock options. Volatility was based on a historical/daily measurement matching the expected life of the option.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  ACCOUNTING FOR STOCK BASED COMPENSATION (continued)

Stock Option Plans

     The Foamex International Inc. 2002 Stock Award Plan, as amended (the "2002 Stock Award Plan") provides for the issuance of nonqualified and incentive stock options for common stock of the Company. Eligibility extends to employees, directors and consultants of the Company, including its subsidiaries and affiliates. At the Annual Meeting of Stockholders on May 25, 2004, stockholders approved an increase in the number of shares reserved for issuance under the 2002 Stock Award Plan by 2,500,000. As of December 31, 2006, 4,600,000 shares of the Company's common stock are reserved for issuance under the 2002 Stock Award Plan. Following the establishment of the Foamex International Inc. 2007 Management Incentive Plan on February 12, 2007 (discussed below), the Company does not intend to grant any additional options from the 2002 Stock Award Plan.

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

     The Foamex International Inc. 2007 Management Incentive Plan became effective on February 12, 2007 (the "2007 Plan"). The 2007 Plan provides for the issuance of stock incentive awards, including options and stock appreciation rights, for up to 9,300,000 shares of common stock. No awards have been issued as of March 23, 2007.

     The price and terms of options under the plans discussed above are at the discretion of the Company, except that the term of the option cannot exceed ten years.

     Option Grants

     There were no option grants in 2006.

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


14.  ACCOUNTING FOR STOCK BASED COMPENSATION (continued)

     As provided in a severance agreement during 2004, the Company extended the exercise period for 81,000 options for up to one year beyond the exercise period provided at issuance. The Company did not recognize any compensation expense in connection with this modification because the fair market value was less than the exercise price on the modification date.

     The following table includes the activity for 2006.


                                                                                          Weighted
                                                                            Weighted      Average       Aggregate
                                                                            Average       Remaining     Intrinsic
                                                                            Exercise      Contractual      Value
                                                                   Shares     Price          Term      (thousands)
                                                                ----------- ---------     -----------  ------------
Outstanding at beginning of period                               3,620,767     $4.30
Granted at option prices equal to fair market value                      -         -
Exercised                                                         (649,487)    $3.09
Forfeited/expired                                               (1,641,566)    $4.32
                                                                ----------     -----
Outstanding at end of period                                     1,329,714     $4.86        3.9 years    $1,479

Exercisable at end of period                                       620,517     $6.90        3.9 years       $33

Options vested and expected to vest                              1,280,553     $4.94        3.9 years    $1,374

     For 2006, the aggregate intrinsic value from option exercises was $1.0 million. Cash proceeds from options exercised was $1.8 million and proceeds in the form of shares of the Company's common stock aggregated $0.2 million. The tax benefit related to option exercises was $0.4 million. Comparable amounts for 2005 and 2004 exercises were not significant. Common stock issued for stock options exercised were from authorized and unissued shares.

     Total unrecognized compensation cost related to unvested stock option awards was $0.3 million at December 31, 2006 and is expected to be recognized over a weighted-average period of 1.5 years.

     15.  INCOME TAXES

     The sources of income (loss) from continuing operations before income taxes and the cumulative effect of an accounting change are shown below.

                                                       2006           2005            2004
                                                      -------       --------       --------
                                                                   (thousands)
     United States                                    $16,562       $(33,657)      $(20,612)
     Foreign                                           (4,767)       (11,312)          (256)
                                                      -------       --------       --------
     Income (loss) from continuing operations
       before income taxes                            $11,795       $(44,969)      $(20,868)
                                                      =======       ========       ========

     A reconciliation of the statutory federal income tax provision (benefit) to income tax provision (benefit) is shown below.

                                                       2006           2005            2004
                                                      -------       --------       --------
                                                                   (thousands)
    Statutory income tax provision (benefit)          $ 4,128       $(15,739)      $ (7,304)
    State income taxes, net of federal benefit          1,159            (45)          (918)
    Increase (decrease) in valuation allowance         (7,954)          (426)       132,884
    Nondeductible goodwill impairment                       -         12,500              -
    Nondeductible bankruptcy costs                      3,373          3,094              -
    Foreign tax reserves no longer required            (1,135)        (2,083)             -
    Foreign tax rate differential                         (31)           285             12
    Other, net                                            (93)           142            661
                                                      -------       --------       --------
    Provision (benefit) for income taxes              $  (553)      $ (2,272)      $125,335
                                                      =======       ========       ========

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     15.  INCOME TAXES (continued)

       The provision (benefit) for income taxes is summarized as follows:

                                                       2006           2005            2004
                                                      -------       --------       --------
     Current                                                       (thousands)
       Federal                                        $  363        $      -       $      -
       State                                              38               -             19
       Foreign                                        (1,784)         (1,698)           577
                                                      ------        --------       --------
         Total current                                (1,383)         (1,698)           596
                                                      ------        --------       --------

     Deferred
       Federal                                         8,884            (536)        (8,825)
       State                                           1,159            (186)        (1,135)
       Foreign                                        (1,259)         (2,968)           (38)
                                                      ------        --------       --------
         Total deferred                                8,784          (3,690)        (9,998)
                                                      ------        --------       -------

     Change in valuation allowance                    (7,954)          3,116        134,737
                                                      ------        --------       --------

     Provision (benefit) for income taxes             $ (553)       $ (2,272)      $125,335
                                                      ======        ========       ========

     The tax effect of the temporary differences that give rise to deferred income tax assets and liabilities are listed below.

                                                                     December 31,         January 1,
                                                                         2006                 2006
                                                                     ------------         ----------
     Deferred tax assets                                                        (thousands)
       Inventory basis differences                                    $  3,586             $  3,210
       Employee benefit accruals                                        19,946               25,171
       Allowances and other liabilities                                 15,605               15,673
       Restructuring and plant closing accruals                            372                1,129
       AMT credit carryforward                                           1,131                  732
       Net operating loss carryforwards                                109,434              110,335
       Capital loss carryforwards                                          189                  196
       Other                                                             2,157                4,251
       Valuation allowance for deferred income tax assets             (134,737)            (144,743)
                                                                      --------             --------
       Deferred income tax assets                                       17,683               15,954
                                                                      --------             --------

     Deferred tax liabilities
       Basis difference in property, plant and equipment                (4,281)              (5,522)
       Intangibles                                                     (10,740)              (7,826)
       Other                                                            (3,419)              (3,696)
                                                                      --------             --------
       Deferred tax liabilities                                        (18,440)             (17,044)
                                                                      --------             --------
     Net deferred tax liabilities                                     $   (757)            $ (1,090)
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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15. INCOME TAXES (continued)

     The American Jobs Creation Act of 2004 introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings. Following a review by the Company, no earnings from foreign subsidiaries were repatriated to utilize the special deduction.

     The Company has U.S. net operating loss carryforwards ("NOLs") of approximately $288.7 million at December 31, 2006 expiring from 2011 to 2025. Approximately $95.0 million of the NOLs expire in the years 2011 and 2012 with the remainder principally expiring in the 2018-2025 period. In June 2001, the Company had an ownership change as defined in IRC Section 382 and, accordingly, the Company is limited (on an annual basis) to approximately $21.0 million of NOL utilization for approximately $57.0 million of its U.S. NOLs. The balance of approximately $231.7 million of NOLs are currently not subject to limitation on their utilization. The Company does not believe that it has had any additional ownership change, including at or near the Effective Date of the Plan. If it is determined that an additional ownership change under IRC Section 382 has occurred, the Company does not expect the amount of any limitation to have a significant impact on its cash flows or financial position.

     At December 31, 2006, the Company had $5.0 million of net operating loss carryforwards in a Mexican subsidiary that expire in 2007 through 2016 and $3.9 million of net operating loss carryforwards in a Canadian subsidiary that expire in 2016. A full valuation allowance has been recorded due to uncertainty regarding utilization of these net operating loss carryforwards.

     At December 31, 2006, deferred income taxes have not been provided on undistributed earnings of foreign subsidiaries since such earnings are deemed to be permanently reinvested. To the extent such earnings would be repatriated, the Company expects any incremental tax to be substantially offset by available U.S. NOLs.

     16.  STOCKHOLDERS' DEFICIENCY

Preferred Stock

     At December 31, 2006, the Company had 5.0 million shares of preferred stock, par value of $1.00 per share, authorized for issuance. In 2000, 15,000 shares of Series B Preferred Stock were issued in exchange for 1,500,000 shares of common stock. Series B Preferred Stock is non-voting, non-redeemable and convertible into 100 shares of the Company's common stock. The conversion feature is only available if the conversion would not trigger a "change of control" event. The Series B Preferred Stock is noncumulative and would be entitled to dividends only if a dividend is declared on the Company's common stock. It ranks senior to any future preferred stock issued by the Company and is entitled to a liquidation preference of $100 per share. No other preferred shares have been issued. The 15,000 shares of Series B preferred stock were converted into 1,500,000 shares of common stock at the effective date of the Plan. On February 9, 2007, the Company adopted its second amended and restated certificate of incorporation increasing the authorized preferred shares to 7.0 million.

Common Stock

     At December 31, 2006, the Company had 50.0 million shares of common stock, par value $.01 per share, authorized and there were 25.1 million shares issued and outstanding and 4.8 million shares of common stock reserved for potential issuance in connection with stock option plans, discussed in Note 14. On
February 9, 2007, the Company adopted its second amended and restated certificate of incorporation increasing the authorized common shares to 193.0 million. The Company issued 68.2 million shares on February 12, 2007 in connection with its rights offering and the conversion of Series B Preferred Stock. As of February 12, 2007, the Company has approximately 93.3 million common shares outstanding. There were no cash dividends paid by the Company on its common stock during the past three fiscal years. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and requirements, restrictions in financing agreements, business conditions and other factors. The Company is a holding company

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  STOCKHOLDERS' DEFICIENCY (continued)

whose assets consist primarily of its wholly-owned subsidiary, Foamex L.P. Consequently, the Company's ability to pay dividends is dependent upon the earnings of Foamex L.P. and any future subsidiaries of the Company and the distribution of those earnings to the Company and loans or advances by Foamex L.P. and any such future subsidiaries to the Company. The ability of Foamex L.P. to make distributions is restricted by the terms of its financing agreements and by the bankruptcy cases. Due to such restrictions, the Company is expected to have only limited access to the cash flow generated by Foamex L.P. for the foreseeable future.

Treasury Stock

     The Board of Directors has authorized the purchase of up to 3,000,000 shares of the Company's common stock; however, the Company's debt agreements limit its ability to purchase its common stock. As of December 31, 2006, 1,989,000 shares had been purchased under this program. All purchases of treasury stock were prior to 1998. During 2006, the Company received 51,796 shares of common stock in payment for an employee stock option exercise.

Accumulated Other Comprehensive Loss

     The components of accumulated other comprehensive loss are listed below.

                                                         December 31,     January 1,      January 2,
                                                             2006            2006            2005
                                                         ------------     ---------      ----------
                                                                        (thousands)
     Foreign currency translation adjustment              $    573         $ (1,342)     $  (1,219)
     Minimum pension liability (a) (b)                     (32,943)         (35,312)       (34,076)
                                                          --------         ---------      ---------
                                                          $(32,370)        $(36,654)      $(35,295)
                                                          ========         ========       ========

(a) Net of income tax benefit of $16.9 million, $16.8 million and $17.0 million at December 31, 2006, January 1, 2006 and January 2, 2005, respectively.

(b) The December 31, 2006 balance includes an increase in accumulated other comprehensive loss of $7.4 million to adopt SFAS No. 158.

Series A Preferred Stock

     On August 5, 2004, the Board of Directors of the Company declared a dividend of one right to purchase Series A preferred stock, par value $1.00 per share for each outstanding share of common stock, par value $0.01 per share, payable on August 23, 2004 to the stockholders of record on August 16, 2004. The Board of Directors declared these rights under a stockholder rights plan, commonly referred to as a "poison pill," to protect stockholders from coercive or otherwise unfair takeover tactics. The rights would not interfere with any merger or other business combination approved by the Board of Directors. The rights would have become exercisable only if a person or group beneficially acquired 20% or more of the stockholder voting power of the Company or if a person or group announced a tender offer, which, if consummated, would result in such person or group beneficially owning 20% or more of such voting power, in either case without the approval of the Board of Directors. Unless earlier redeemed, exercised or exchanged, the Rights would have expired on August 4, 2014. Under the Plan, the stockholder rights plan was cancelled as of February 12, 2007 and no shares of the authorized Series A Preferred Stock have been or will be issued. The Company's Second Amended and Restated Certificate of Incorporation does not include any authorization of Series A Preferred Stock.

17.  BUSINESS SEGMENTS

     The  reportable   business   segments  reflect  the  Company's   management
organization that is structured based on distinct product lines and customers.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.  BUSINESS SEGMENTS (continued)

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

     The "other" column in the table below represents corporate expenses not allocated to other business segments, restructuring charges, impairment charges, and gains on sales of assets. As of January 2, 2006, responsibility for manufacturing operations in Mexico City was assumed by Automotive Products. Data in the table below for the Automotive Products and Other Segments for 2005 and 2004 have been adjusted for comparative purposes. In addition, 2005 and 2004 have been adjusted to remove the discontinued operations (see Note 10). Asset and capital expenditure information by business segment is not reported because many of the Company's facilities produce products for multiple business segments.

     The accounting policies of the business segments are the same as described in Note 2. Business segment results include revenues and costs that are specifically identifiable and costs shared by business segments have been allocated based on utilization.

     Sales to one customer, which are included in Automotive Products, accounted for approximately 9.3%, 10.9% and 12.9% of net sales in 2006, 2005 and 2004, respectively. No other customer accounted for more than 10.0% of net sales during the periods presented.

     Business segment results are presented below.

                                              Carpet
                                   Foam       Cushion       Automotive      Technical
                                 Products     Products       Products        Products        Other         Total
                                 --------     --------     -----------     -----------   ----------  ------------
2006                                                        (thousands)
Net sales                        $577,458     $206,315       $429,695       $143,448     $    267    $1,357,183
Income (loss) from operations    $114,266     $  7,820       $ 25,554       $ 38,548     $(66,088)   $  120,100
Depreciation and amortization    $  6,206     $    993       $  3,855       $  2,520     $  4,948    $   18,522

2005
Net sales                        $584,870     $178,268       $393,144       $127,712     $ (1,020)   $1,282,974
Income (loss) from operations    $ 67,564     $  1,820       $ 17,451       $ 32,749     $(78,046)   $   41,538
Depreciation and amortization    $  7,115     $  2,277       $  4,272       $  2,318     $  3,921    $   19,903

2004
Net sales                        $510,995     $209,182       $381,111       $124,146     $    541    $1,225,975
Income (loss) from operations    $ 57,148     $  8,539       $ 19,046       $ 32,916     $(61,132)   $   56,517
Depreciation and amortization    $  9,455     $  2,978       $  4,705       $  2,801     $  5,235    $   25,174

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  BUSINESS SEGMENTS (continued)

     Geographical information is presented below.

                                              United
                                              States           Canada      Mexico*        China      Consolidated
                                            ----------        -------     -------         ------     ------------

2006                                                                           (thousands)
Net sales                                   $1,103,776        $34,405     $219,002         $  -      $1,357,183
Property, plant and equipment, net          $   92,177        $   683     $ 14,033         $101      $  106,994

2005
Net sales                                   $1,015,131        $62,976     $204,867         $  -      $1,282,974
Property, plant and equipment, net          $   97,815        $ 1,594     $ 13,824         $  -      $  113,233

2004
Net sales                                   $  968,683        $59,435     $197,857         $  -      $1,225,975
Property, plant and equipment, net          $  120,578        $ 5,100     $ 15,865         $  -      $  141,543

* Includes four plants along the U.S. border whose operations are included in Automotive Products in the business segment results.

18.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                 2006        2005         2004
                                               -------     -------      -------

                                                        (thousands)
Cash paid for interest                         $33,623     $50,829      $73,218
                                               =======     =======      =======

Cash paid for income taxes, net                $ 1,139     $   505      $   120
                                               =======     =======      =======

Non cash - capital leases                      $    52     $   665      $    49
                                               =======     =======      =======

19.  RELATED PARTY TRANSACTIONS AND BALANCES

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

Trace Accounts Receivable

     At December 31, 2006 and January 1, 2006, operating accounts receivable from Trace were approximately $3.2 million. These accounts receivable were fully reserved prior to 2002.

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


19.  RELATED PARTY TRANSACTIONS AND BALANCES (continued)

Other

     Effective June 7, 2006, the Company's President, Chief Executive Officer, and member of the Board of Directors, resigned his positions by mutual agreement with the Company's Board of Directors. As part of the Severance Plan approved by the Bankruptcy Court, the Company offered the executive approximately $0.9 million in severance-related payments. The Company is currently defending litigation in its chapter 11 case with respect to this separation, in which damages of approximately $2.5 million are being sought according to a proof of claim filed with the Bankruptcy Court.

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

     The Company, Recticel s.a. ("Recticel"), a European polyurethane foam manufacturer, and Beamech Group Limited, an unaffiliated third party, have an interest in a Swiss corporation that develops new manufacturing technology for the production of polyurethane foam including the VPF(SM) manufacturing process. The Company purchases scrap foam from Recticel for use in its carpet cushion manufacturing business. Purchases aggregated $5.2 million, $1.1 million and $0.1 million in 2006, 2005 and 2004, respectively. Recticel and affiliates of Recticel are former shareholders of the Company.

     During 2001, the Company entered into an agreement that guarantees two non-recourse promissory notes, totaling $0.7 million, payable to a foreign affiliate that the Company accounts for under the equity method. The promissory notes were issued to a former director of the Company and a former employee of Foamex L.P. The Company established an accrual of $0.3 million in 2004 since the promissory notes are non-recourse. In 2005, the Company accrued the remaining amount of the guarantee, including accrued interest, upon termination of the former employee's contract.

20.  COMMITMENTS AND CONTINGENCIES

Operating Leases

     The Company is obligated under various lease agreements for rental of facilities, vehicles and other equipment. Many of the leases contain renewal options with varying terms and escalation clauses that provide for increased rentals based upon increases in the Consumer Price Index, real estate taxes and lessors' operating expenses. Total minimum rental commitments required under operating leases at December 31, 2006 are (thousands):

       2007                                  $14,549
       2008                                   11,845
       2009                                    9,101
       2010                                    7,324
       2011                                    5,559
       Balance                                 9,648
                                             -------
       Total                                 $58,026
                                             =======

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  COMMITMENTS AND CONTINGENCIES (continued)

     Rental expense charged to operations under operating leases approximated $14.8 million, $18.3 million and $19.3 million in 2006, 2005 and 2004, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.

Contractual Commitments

     The Company has entered into contracts for information technology services and certain raw materials that have minimum purchase commitments estimated at $111.2 million in 2007, $34.1 million in 2008 and $30.0 million in 2009 and 2010. In addition, the Company paid fees aggregating $5.9 million to certain financial advisors upon emergence from bankruptcy on February 12, 2007. Additional claims for financial advisory fees aggregating approximately $2.9 million are being negotiated.

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

     In July 2001, Foamex L.P. purchased certain assets, but did not assume any liabilities, related to the manufacture and sale of a variety of polyurethane products from a group of sellers, including General Foam Corporation ("GFC"). PMC, Inc. ("PMC"), the parent of GFC, served as guarantor under the asset purchase agreement memorializing the sale. The guarantee, for the benefit of Foamex L.P., covered the performance of all terms, conditions, covenants and indemnities required to be performed by the sellers (including GFC) under the agreement.


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

     The Litigation is in its early stages. The Company believes that there are multiple defenses to (i) the claims against GFC, and (ii) the successor claim against Foamex L.P. The Company intends to continue vigorously defending Foamex L.P. in the Litigation. The Company also believes that, if GFC is held liable for monetary damages in the Litigation, GFC is unable to satisfy that obligation and Foamex L.P. is found to have liability as a successor to GFC, there is likely to be adequate insurance available to Foamex L.P. to cover such liability. However, there can be no assurance that the defenses available to GFC or to Foamex L.P. as an alleged successor will prevail. In addition, there can be no assurance that, if GFC is held liable for monetary damages in the Litigation, GFC will be able to satisfy that obligation through its insurance or assets or that the liability insurance available to Foamex L.P. will be sufficient to cover any potential liability to Foamex L.P., if it were to be found to be a successor to GFC.

     Foamex L.P. incurred fees and costs in defense of the Litigation and neither GFC nor PMC honored the Company's demand for reimbursement of those fees and costs, as was agreed to under the asset purchase agreement. Therefore, in November 2005, the Company filed an adversary proceeding against PMC alleging, among other

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


20.  COMMITMENTS AND CONTINGENCIES (continued)

claims, that PMC breached its obligations under the asset purchase agreement by failing to reimburse Foamex L.P. for the fees and costs related to the defense of the Litigation (the "PMC Litigation").

     On October 4, 2006, the parties to the PMC Litigation agreed to a settlement of the PMC Litigation. The settlement resolves the PMC Litigation in its entirety and will result in the recovery of the vast majority of the fees and costs expended thus far defending the Litigation and up to an aggregate of $2.5 million in total fees and costs, but does not settle any disputes as to any PMC obligations under the indemnity for the underlying liability, which is subject to the same $2.5 million indemnity cap. The settlement was approved by the Bankruptcy Court on October 19, 2006.

     As of December 31, 2006, the Company had accrued approximately $1.9 million for litigation and other legal matters in addition to the environmental matters discussed below.

Environmental and Health and Safety

     The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of December 31, 2006, the Company had accruals of approximately $1.7 million for environmental matters, including approximately $1.6 million related to remediating and monitoring soil and groundwater contamination and approximately $0.1 million related to a site where it has been designated as a PRP. Additional losses, if any, in excess of amounts currently accrued, cannot be reasonably estimated at this time. If there are additional matters or if our current estimates are incorrect, there could be a material adverse effect on the Company's financial position, results of operations and cash flows.

     The Company has reported to the appropriate state authorities that it had found soil and/or groundwater contamination in excess of state standards at certain locations. Following the emergence from bankruptcy, five sites are currently in various stages of investigation or remediation. Accordingly, the extent of contamination and the ultimate liability is not known with certainty for all sites.

     The Company has either upgraded or closed all underground storage tanks at its facilities in accordance with applicable regulations.

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and comparable state laws impose liability without fault for the costs of cleaning up contaminated sites on certain classes of persons that contributed to the release of hazardous substances into the environment at those sites, for example, by generating wastes containing hazardous substances which were disposed at such sites. The Company is currently designated as a PRP with respect to one site following the emergence from bankruptcy. Estimates of total cleanup costs and fractional allocations of liability are often provided by the EPA, the state environmental agency or the committee of PRPs with respect to the specified site. Based on these estimates (to the extent available) and on known information, in each case and in the aggregate, the Company does not expect additional costs, if any, to be material to liquidity, results of operations or financial position.

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

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


21.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                First           Second         Third           Fourth
                                               Quarter          Quarter        Quarter          Quarter
                                               --------         --------       --------        ----------
                                                           (thousands, except per share amounts)
     2006
       Net sales                               $365,947         $344,899       $335,661       $310,676
       Gross profit                            $ 61,116         $ 47,354       $ 56,623       $ 42,243
       Net income (loss)                       $ 17,050         $(13,246) (a)  $  7,395       $  1,149 (b)

       Income (loss) per share (c)
         Basic                                 $   0.46         $  (0.36)      $   0.20       $   0.03
         Diluted                               $   0.45         $  (0.36)      $   0.19       $   0.03

     2005
       Net sales                               $325,850         $307,218       $314,788       $335,118
       Gross profit                            $ 28,382         $ 14,456       $ 19,885       $ 65,970
       Net income (loss)                       $(10,854)        $(14,666) (d)  $(49,592) (e)  $ 18,868 (f)

       Income (loss) per share (c)
         Basic                                 $  (0.30)        $  (0.40)      $  (1.35)      $   0.51
         Diluted                               $  (0.30)        $  (0.40)      $  (1.35)      $   0.49

(a) Includes an accrual of $12.8 million of interest on subordinated debt applicable to the period from September 19, 2005 through April 2, 2006 as the Company concluded during the quarter that such interest would be an allowed claim in its bankruptcy case.

(b) Includes a charge of $4.6 million to adjust the carrying value of scrap inventory to net realizable value.

(c) Per share data has been adjusted for all periods presented pursuant to the rights offering under the Plan.

(d) Includes a gain of $29.7 million on the sale of the Company's rubber and felt carpet cushion businesses and goodwill and asset impairment charges of $24.0 million.

(e)  Includes goodwill and asset impairment charges of $25.3 million.

(f) Includes a charge of $3.5 million for the cumulative effect of a change in accounting principle.


22.  SUBSEQUENT EVENT

     On March 8, 2007, the Company announced that its Board of Directors had authorized, and holders of a majority of its common shares had consented to, a reverse stock split at a ratio of one for four. The reverse stock split is expected to become effective during the second quarter of 2007.

     The total number of authorized common shares and par value will be unchanged by this action. The reverse stock split, when effective, will require retroactive restatement of all historical share and per share data.

     All references to the number of shares and per share amounts in the accompanying consolidated financial statements are presented without giving effect to the reverse stock split.

     The Company's historical earnings (loss) per share on a pro forma basis, assuming the reverse stock split had occurred on the first day of fiscal 2004 would be as follows:

                                              2006        2005       2004
                                            --------   ----------  --------

    Basic:
      Continuing operations                  $1.34      $(4.65)     $(15.97)
      Discontinued operations                    -       (1.10)       (0.51)
      Cumulative effect of accounting change     -       (0.38)           -
                                             -----      ------      -------
                                             $1.34      $(6.13)     $(16.48)
                                             =====      ======      =======

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.  SUBSEQUENT EVENT (continued)

    Diluted:
      Continuing operations                       $1.28      $(4.65)   $(15.97)
      Discontinued operations                         -       (1.10)     (0.51)
      Cumulative effect of accounting change          -       (0.38)         -
                                                  -----      ------    -------
                                                  $1.28      $(6.13)   $(16.48)
                                                  =====      ======    =======

<




                           Foamex Asia Company Limited
                              and its Subsidiaries


                        Consolidated financial statements
                                       and
                   Audit Report of Certified Public Accountant


                       For the year ended 31 December 2006

                   Audit Report of Certified Public Accountant


To the Board of Directors of Foamex Asia Company Limited


     I have audited the accompanying consolidated balance sheet of Foamex Asia Company Limited and its subsidiaries as at 31 December 2006, and the related consolidated statement of income, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foamex Asia Company Limited and its subsidiaries as at 31 December 2006, and the result of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles in Thailand.

     Accounting principles generally accepted in Thailand vary in certain significant respects from accounting principles generally accepted in the United States of America. Information relating to the nature and effect of such differences is presented in Notes 27 and 28 to the consolidated financial statements.




(Vairoj Jindamaneepitak)
Certified Public Accountant
Registration No. 3565


KPMG Phoomchai Audit Ltd.
Bangkok
29 March 2007

Foamex Asia Company Limited and its Subsidiaries
Consolidated balance sheet
As at 31 December 2006

Assets                                                  Note        (in Baht)

Current assets
Cash and deposits at financial institutions             5         216,025,550
Investment in fixed deposits                                       13,266,203
Trade and other accounts receivable, net                4, 6      430,923,920
Inventories, net                                        7         341,426,785
Advances to related parties                             4             347,488
Other current assets                                    8          41,860,088
                                                                -------------
Total current assets                                            1,043,850,034
                                                                =============

Non-current assets
Loans to directors                                      4, 9       30,318,863
Property and equipment                                  10        380,987,995
Intangible assets                                       11         19,646,728
Other non-current assets                                12         16,260,941
                                                                -------------
Total non-current assets                                          447,214,527
                                                                =============

Total assets                                                    1,491,064,561
                                                                =============




The accompanying notes are an integral part of these financial statements.

Foamex Asia Company Limited and its Subsidiaries
Consolidated balance sheet, continued
As at 31 December 2006

Liabilities and shareholders' equity                                      Note         (in Baht)

Current liabilities
Bank overdrafts and short-term loans from financial institutions          13         215,108,441
Trade and other accounts payable                                          4, 14      175,256,937
Payable for equipment                                                                    605,497
Short-term loan from director                                             4           15,000,000
Advances from related parties                                             4           13,526,705
Current portion of long-term loan from financial institutions             13          37,500,000
Current portion of liabilities under finance
   lease and hire-purchase agreements                                                    818,369
Income tax payable                                                                    17,143,577
Other current liabilities                                                 15         106,675,630
                                                                                   -------------
Total current liabilities                                                            581,635,156

Non-current liabilities
Long-term loans from related parties                                      4          281,823,090
Liabilities under finance lease and hire-purchase agreements                             600,337
                                                                                   -------------
Total non-current liabilities                                                        282,423,427
                                                                                   -------------

Total liabilities                                                                    864,058,583

Shareholders' equity
Share capital                                                             16
   Authorized share capital                                                          105,000,000
                                                                                   -------------
   Issued and paid-up share capital                                                  105,000,000
Reserve                                                                   17
   Share premium                                                                      18,990,504
   Currency translation changes                                                      (25,970,496)
Retained earnings
   Appropriated
      Legal reserve                                                       17          10,500,000
   Unappropriated                                                                    518,485,970
                                                                                   -------------
Total shareholders' equity                                                           627,005,978

 Total liabilities and shareholders' equity                                        1,491,064,561
                                                                                   =============




The accompanying notes are an integral part of these financial statements.

Foamex Asia Company Limited and its Subsidiaries
Consolidated statement of income
For the year ended 31 December 2006

                                                 Note             (in Baht)

Revenues
Sale of goods                                    23           2,083,283,581
Gain on foreign currency exchange                                15,513,170
Other income                                     18              17,674,181
                                                              -------------
Total revenues                                                2,116,470,932
                                                              -------------

Expenses
Cost of sales                                                 1,482,808,592
Selling and administrative expenses              4, 19          431,749,793
                                                              -------------
Total expenses                                                1,914,558,385
                                                              -------------

Profit before interest and income tax expenses                  201,912,547
Interest expense                                 4, 21           39,020,162
Income tax expense                                               23,905,849
                                                              -------------
Net profit                                                      138,986,536
                                                              =============

Basic earnings per share                         22                   13.24






The accompanying notes are an integral part of these financial statements.

Foamex Asia Company Limited and its Subsidiaries
Consolidated statement of changes in shareholders' equity
For the year ended 31 December 2006

                                                                     Reserves                 Retained earnings
                                                           --------------------------   -----------------------------
                                            Issued and                     Currency                                        Total
                                              paid-up                     translation                                 shareholders'
                                     Note   share capital  Share premium    changes     Legal reserve  Unappropriated    equity
                                                                          (in Baht)
Balance as at 1 January 2006               105,000,000       18,990,504    18,023,198     10,500,000   379,499,434    532,013,136
Currency translation loss relating
    to foreign operations             17             -                -   (43,993,694)             -                  (43,993,694)
Net profit                                           -                -            -               -   138,986,536    138,986,536
                                           -----------       ----------   -----------     ----------   -----------    -----------
Balance as at 31 December 2006             105,000,000       18,990,504   (25,970,496)    10,500,000   518,485,970    627,005,978
                                           ===========       ==========   ===========     ==========   ===========    ===========

Foamex Asia Company Limited and its Subsidiaries
Consolidated statement of cash flows
For the year ended 31 December 2006

                                                                    (in Baht)
Cash flows from operating activities
Net profit                                                         138,986,535
Adjustments to reconcile net income to net cash provided
   by operating activities
Interest income                                                     (8,844,915)
Interest expense                                                    39,020,162
Depreciation and amortization                                       66,777,979
Allowance for doubtful accounts                                      2,014,385
Unrealized gain on foreign exchange                                (67,974,249)
Allowance on impairment of property and equipment                    1,648,249
Allowance for decline in value and obsolescence of inventories       4,658,819
Gain on disposals of equipment                                      (1,368,280)
Income tax expense                                                  23,905,849
                                                                   -----------
                                                                   198,824,534

Changes in operating assets and liabilities
Trade and other accounts receivable                                (24,929,499)
Inventories                                                         (3,491,177)
Advances to related parties                                            (82,299)
Other current assets                                                 7,890,004
Other non-current assets                                              (690,557)
Trade and other accounts payable                                   (55,389,636)
Advances from related parties                                        7,437,607
Other current liabilities                                           (1,045,263)
Income tax paid                                                    (34,328,469)
                                                                   -----------
Net cash provided by operating activities                           94,195,245
                                                                   -----------

Cash flows from investing activities
Interest received                                                    8,393,445
Decrease in loans to employees                                       3,489,115
Purchases of property and equipment                                (60,767,063)
Increase in pledged deposits at financial institutions                (303,776)
Proceeds from disposal of property and equipment                     6,145,516
                                                                   -----------
Net cash used in investing activities                              (43,042,763)
                                                                   -----------




The accompanying notes are an integral part of these financial statements.

Foamex Asia Company Limited and its Subsidiaries
Consolidated statement of cash flows, continued
For the year ended 31 December 2006

                                                                    (in Baht)
Cash flows from financing activities
Interest paid                                                      (20,358,208)
Decrease in bank overdrafts and
   short-term loans from financial institutions                    (16,924,559)
Decrease in long-term loan from director                            (4,000,000)
Repayment of long-term loans from financial institutions           (37,500,000)
Decrease in liabilities under financial lease and
   hire-purchase agreements                                           (965,860)
                                                                   -----------
Net cash used in financing activities                              (79,748,627)
                                                                   -----------

Net decrease in cash and deposits at financial institutions        (28,596,145)
Cash and deposits at financial institutions at beginning of year   257,887,898
                                                                   -----------
Cash and deposits at financial insititutions at end of year        229,291,753

Supplementary disclosures of cash flows information
Cash and cash equivalents consisted of:
Cash and deposits with financial institutions                      216,025,550
Current investments due within three months                         13,266,203
                                                                   -----------
Total                                                              229,291,753



The accompanying notes are an integral part of these financial statements.

Foamex Asia Company Limited and its Subsidiaries
Notes to the consolidated financial statements
For the year ended 31 December 2006

Note            Contents

1        General information
2        Basis of preparation of the financial statements
3        Significant accounting policies
4        Related party transactions and balances
5        Cash and deposits at financial institutions
6        Trade and other accounts receivable
7        Inventories
8        Other current assets
9        Loans to directors
10       Property and equipment
11       Intangible assets
12       Other non-current assets
13       Interest - bearing liabilities
14       Trade and other accounts payable
15       Other current liabilities
16       Share capital
17       Reserves
18       Other income
19       Selling and administrative expenses
20       Personnel expense
21       Interest expense
22       Earnings per share
23       Promotional privileges
24       Commitments
25       Contingent liabilities
26       New and revised accounting standards not yet adopted
27       Significant differences between Thai GAAP and US GAAP
28       Additional disclosures to the consolidated financial statements required under US GAAP

Foamex Asia Company Limited and its Subsidiaries
Notes to the consolidated financial statements
For the year ended 31 December 2006

       These notes form an integral part of the financial statements.

       The financial statements were authorized for issue by the directors on 12 March 2007.

1      General information

       Foamex Asia Company Limited ("the Company") was incorporated in Thailand on 5 June 1997. The Company's Thailand operations are located at:

       Head Office   :   175 Sathorn City Tower, 20th Floor, South Sathorn Road, Bangkok 10120

       Factory 1     :   665 Moo 2, Bangpoo, Muang Samutprakarn, Samutprakarn 10280

       Factory 2     :   133 Moo 1, Banpo, Bangpa-in, Ayuthaya 13160

       Factory 3     :   259 Moo 3, Tambol Tongsukla, Amphura Sriracha, Chonburi 20230

       The Company also has a branch registered in the United States of America.

       The ultimate parent company during the financial year is Foamex Asia, Inc., incorporated in the United States of America (holding 70% of total share capital).

       The principal activities of the Company and the subsidiaries are the manufacture of technical foam products, films and adhesives. Details of the Company's subsidiaries are as follows:

                                                                         Country of
                                          Type of business               incorporation       Ownership interest
                                                                                                   (%)
       Direct subsidiaries
       Foamtec  (Singapore) Pte Ltd       Fabrication of foam products     Singapore              99.99
       Foamex Asia Phils., Inc.           In process of liquidation        Philippines            99.99

       Indirect subsidiaries
       Foamex Asia (Malaysia)
          Sdn., Bhd.                      Fabrication of foam products     Malaysia               99.99
       Foamex Asia (Wuxi) Co., Ltd.       Fabrication of foam products     China                  99.99
       Foamex Asia Manufacturing          Fabrication of foam, film and    China                  99.99
          (Wuxi) Co., Ltd die-cut adhesive products

2      Basis of preparation of the financial statements

       The financial statements are prepared in accordance with Thai Accounting Standards ("TAS") including related interpretations and guidelines promulgated by the Federation of Accounting Professions ("FAP") and with generally accepted accounting principles in Thailand.

       The Company has taken advantage of exemptions available under an announcement made by the Institute of Certified Public Accountants and Auditors of Thailand on 21 December 2001 and has not applied the following TAS:

       TAS 24     Reporting Financial Information by Segment

       TAS 48     Financial Instruments: Disclosure and Presentation

Foamex Asia Company Limited and its Subsidiaries
Notes to the consolidated financial statements
For the year ended 31 December 2006


       The financial statements are presented in Thai Baht, rounded in the notes to financial statements to the nearest thousand unless otherwise stated. They are prepared on the historical cost basis.

       The preparation of financial statements in conformity with TAS requires management to make judgements, estimates and assumptions that affect the application of policies and reported amounts of assets, liabilities, income and expenses. The estimates and associated assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis of making the judgements about carrying amounts of assets and liabilities that are not readily apparent from other sources.

       The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised, if the revision affects only that period, or in the period of the revision and future periods, if the revision affects both current and future periods.

       Judgements made by management in the application of TAS that have a significant effect on the financial statements and in arriving at estimates with a significant risk or material adjustment in the following year are discussed in these notes.

3      Significant accounting policies

(a)    Basis of consolidation


       The consolidated financial statements relate to the Company and its subsidiaries (together referred to as the "Group").

       Significant intra-group transactions between the Company and its subsidiaries are eliminated on consolidation.

       Subsidiaries

       Subsidiaries are those companies controlled by the Company. Control exists when the Company has the power, directly or indirectly, to govern the financial and operating policies of a company so as to obtain benefits from its activities. The financial statements of subsidiaries are included in the consolidated financial statements from the date that control commences until the date that control ceases.

(b)    Foreign currencies

       Foreign currency transactions

       Transactions in foreign currencies are translated at the foreign exchange rates ruling at the dates of the transactions.

       Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated to Thai Baht at the foreign exchange rates ruling at that date. Foreign exchange differences arising on translation are recognized in the statement of income.

       Non-monetary assets and liabilities measured at cost in foreign currencies are translated to Thai Baht using the foreign exchange rates ruling at the dates of the transactions. Non-monetary assets and liabilities measured at fair value in foreign currencies are translated to Thai Baht at the foreign exchange rates ruling at the dates that fair value was determined.

Foamex Asia Company Limited and its Subsidiaries
Notes to the consolidated financial statements
For the year ended 31 December 2006

       Foreign entities

       The assets and liabilities of foreign entities are translated to Thai Baht at the foreign exchange rates ruling at the balance sheet date. The revenues and expenses of foreign entities are translated to Thai Baht at rates approximating the foreign exchange rates ruling at the dates of the transactions. Foreign exchange difference arising on the translation of foreign entities are recognized as a separate component of equity until disposal of the investments.

(c)    Cash and deposits at financial institutions

       Cash and deposits at financial institutions comprise cash balances, call deposits and highly liquid short-term investments. Bank overdrafts that are repayable on demand are a component of financing activities for the purpose of the statement of cash flows.

       Pledged deposits at financial institutions as security for loans or guarantees are presented under other non-current assets in the balance sheet.

(d)    Trade and other accounts receivable

       Trade and other accounts receivable are stated at their invoice value less allowance for doubtful accounts.

       The allowance for doubtful accounts is assessed primarily on analysis of payment histories and future expectations of customer payments. Bad debts are written off when incurred.

(e)    Inventories

       Inventories are stated at the lower of cost and net realizable value.

       The cost of finished goods and work in process is calculated using the standard cost which approximates actual cost. The cost of raw materials is calculated using the average cost formula. Cost comprises all costs of purchase, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. In case of manufactured inventories and work-in-progress, cost includes an appropriate share of overheads based on normal operating capacity.

       Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale.

(f)    Property and equipment

       Owned assets

       Property and equipment are stated at cost value less accumulated depreciation and impairment losses.

       Leased assets

       Leases in terms of which the Group substantially assumes all the risk and rewards of ownership are classified as finance leases. Property and equipment acquired by way of finance leases is capitalized at the lower of its fair value and the present value of the minimum lease payments at the inception of the lease, less accumulated depreciation and impairment losses. Lease payments are apportioned between the finance charges and reduction of the lease liability so as to achieve a constant rate of interest on the remaining balance of the liability. Finance charges are charged directly to the statement of income.

Foamex Asia Company Limited and its Subsidiaries
Notes to the consolidated financial statements
For the year ended 31 December 2006

       Depreciation

       Depreciation is charged to the statement of income on a straight-line basis over the shorter of the lease-term and the estimated useful life of each part of an item of property and equipment. The estimated useful lives are as follows:

       Leasehold land improvements                             15   years
       Leasehold building improvements                   15 to 20   years
       Machinery and equipment                            5 to 20   years
       Furniture, fixtures and office equipment                 5   years
       Vehicles                                                 5   years

       No depreciation is provided on freehold land or assets under construction.

(g)    Intangible assets

       Goodwill

       Goodwill arising on acquisition represents the excess of the cost of acquisition over the fair value of the entity of the identifiable net assets acquired. Goodwill is stated at cost less accumulated amortization.

       Amortization

       Amortization is charged to the statement of income on a straight-line basis over the estimated useful lives of intangible assets. Goodwill is amortized from the date they are available for use. The estimated useful lives are as follows:

       Goodwill                                                10   years

(h)    Impairment of assets

       The carrying amounts of the Group's assets are reviewed at each balance sheet date to determine whether there is any indication of impairment. If any such indication exists, the asset's recoverable amount is estimated.

       Intangible assets with indefinite useful lives and intangible assets not yet available for use are tested for impairment annually and as and when indicators of impairment are identified.

       An impairment loss is recognized whenever the carrying amount of an asset or its cash-generating unit exceeds its recoverable amount. The Impairment losses are recognized in the statement of income unless it reserve a previous revaluation credited to equity, in which case it is charged to equity.

       Calculation of recoverable amount

       The recoverable amount of assets is the greater of the asset's net selling price and value in use. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset. For an asset that does not generate cash inflows largely independent of those from other assets, the recoverable amount is determined for the cash-generating unit to which the asset belongs.

Foamex Asia Company Limited and its Subsidiaries
Notes to the consolidated financial statements
For the year ended 31 December 2006


       Reversals of impairment

       An impairment loss is reversed if there has been a change in the estimates used to determine the recoverable amount.

       An impairment loss is reversed only to the extent that the asset's carrying amount does not exceed the carrying amount that would have been determined, net of depreciation or amortization, if no impairment loss had been recognized. All reversals of impairment losses are recognized in the statement of income.

(i)    Interest-bearing liabilities

       Interest-bearing borrowings are recognized at fair value less attributable transaction charges. Subsequent to initial recognition, interest-bearing borrowings are stated at amortized cost using the effective interest method. The difference between proceeds and redemption value is recognized in the statement of income over the period of the borrowings.

(j)    Trade and other accounts payable

       Trade and other accounts payable are stated at cost.

(k)    Provisions

       A provision is recognized in the balance sheet when the Group has a present legal or constructive obligation as a result of a past event, and it is probable that an outflow of economic benefits will be required to settle the obligation and a reliable estimate can be made of the amount of the obligation. If the effect is material, provisions are determined by discounting the expected future cash flows at a pre-tax rate that reflects current market assessments of the time value of money and, where appropriate, the risks specific to the liability.

(l)    Employee benefits

       Defined contribution plans

       Obligations for contributions to defined contribution pension plans are recognized as an expense in the statement of income as incurred.

(m)    Revenue

       Revenue excludes value added taxes or other sales taxes and is arrived at after deduction of trade discounts.

       Sale of goods

       Revenue is recognized in the statement of income when the significant risks and rewards of ownership have been transferred to the buyer. No revenue is recognized if there are significant uncertainties regarding the recovery of the consideration due, associated costs or the probable return of goods.

       Interest income

       Interest income is recognized in the statement of income as it earned.

Foamex Asia Company Limited and its Subsidiaries
Notes to the consolidated financial statements
For the year ended 31 December 2006

(n)    Expenses

       Operating leases

       Payments made under operating leases are recognized in the statement of income on a straight-line basis over the term of the lease. Lease incentives received are recognized in the statement of income as an integral part of the total lease payments made. Contingent rentals are charged to the statement of income in the accounting period in which they are incurred.

       Finance costs

       Interest expenses and similar costs are charged to the statement of income in the period in which they are incurred. The interest component of finance lease payments is recognized in the statement of income using the effective interest rate method.

(o)      Income tax

       Income tax on the profit or loss for the year represents current tax which is recognized in the statement of income except to the extent that it related to items recognized directly in equity.

       Current tax

       Current tax is the expected tax payable on the taxable income for the year, using tax rates enacted or substantially enacted at the balance sheet date, and any adjustment to tax payable in respect of previous years.

4      Related party transactions and balances

       Related parties are those parties linked to the Group and the Company by common shareholders or directors. Except for the loans discussed in Note 9, transactions with related parties are conducted at prices based on market prices or, where no market obvious price exists, at contractually agreed prices.

       The pricing policies for particular types of transactions are explained further below:

                      Type of Transaction                                  Pricing Policy

       Net sales                                          Market price
       Purchases of raw materials and finish goods        Market price
       Interest income                                    Interest rate as specified in the agreement
       Other income                                       At agreed rate or at rate specified in the
       agreement
       Selling and administrative expense                 At agreed rate or at rate specified in the
       agreement
       Interest expense                                   Interest rate as specified in the agreement

       Significant agreements entered into by the Company and related parties are as follows:

       The long-term loans from related parties represents notes payable to two shareholders of USD 6 million. These loans are unsecured and bear interest at the rate of LIBOR plus 3.25% per annum. They are repayable on 3 December 2008. Interest accruing for the first three years is due and payable on the maturity date (3 December 2008). Interest accruing during the fourth year onward is due and payable each quarter after 3 December 2005.

Foamex Asia Company Limited and its Subsidiaries
Notes to the consolidated financial statements
For the year ended 31 December 2006


       On 3 December 2001, the Company entered into a technology license agreement with a related party - Foamex LP whereby Foamex LP has granted a license to the Company to manufacture foam products. In consideration thereof, the Company is committed to pay service fees based on the amounts and terms stipulated in the agreement. The agreement shall remain in effect until the occurrence of any of the incidents stipulated give rise to its termination. The Company incurred service fees for the year ended 31 December 2006 of approximately Baht 7.8 million.

       Transactions for the year ended 31 December 2006 with related parties are summarized as follows:

                                                           (in thousand Baht)
       Selling and administrative expenses
       Technology license fee
       -  Foamex LP                                                7,843
                                                                   =====

       Interest expense
       -  Foamex Asia, Inc.                                       13,203
       -  Hua Kee Co., Ltd.                                        5,658
                                                                  ------
       Total                                                      18,861
                                                                  ======

       Balances as at 31 December 2006 with related parties are as follow:

           (in thousand Baht)
       Advances to related parties
       -  Foamex Asia, Inc.                                          347
                                                                 =======

       Loans to directors (note 9)                                30,319
                                                                  ======

       Trade and other accounts payable
       -   Foamex LP                                              49,464
                                                                  ======

       Short-term loan from director
       -   Mr. Pichai Nithivasin - interest at MLR plus 2% p.a.   15,000
                                                                  ======

       Advances from related parties
       -   Foamex LP                                              13,527
                                                                  ======

       Long-term loans from related parties
       Principal
       -   Foamex Asia, Inc. (USD 4.2 million)                   152,169
       -   Hua Kee Co., Ltd. (USD 1.8 million)                    65,215
       Accrued interest payable
       -   Foamex Asia, Inc.                                      45,107
       -   Hua Kee Co., Ltd.                                      19,332
                                                                 -------
       Total                                                     281,823
                                                                 =======

Foamex Asia Company Limited and its Subsidiaries
Notes to the consolidated financial statements
For the year ended 31 December 2006

5      Cash and deposits at financial institutions

                                                           (in  thousand Baht)

       Cash on hand                                                  272
       Cash at banks
       -   Current accounts                                      165,460
       -   Savings accounts                                       50,294
                                                                 -------
       Total                                                     216,026

6      Trade and other accounts receivable

                                                           (in  thousand Baht)
       Trade and other accounts receivable                       448,298
       Less allowance for doubtful accounts                      (17,374)
                                                                 -------
       Trade and other accounts receivable, net                  430,924
                                                                 =======

7      Inventories

                                                            (in  thousand Baht)
       Raw materials                                             171,353
       Work in process                                            23,042
       Finished goods                                            131,830
       Goods in transit                                           44,259
                                                                 -------
       Total                                                     370,484
       Less allowance for decline in value and
          obsolescence of inventories                            (29,057)
                                                                 -------
       Inventories, net                                          341,427
                                                                 =======

8      Other current assets

                                                           (in  thousand Baht)
       Deposits                                                  15,714
       Prepaid expenses                                          11,958
       Prepaid taxes                                             10,626
       Others                                                     3,562
                                                                 ------
       Total                                                     41,860

9      Loans to directors

       As at 31 December 2006, loans to directors represent secured notes payable totaling USD 700,000 which bear interest at the rate of 4% per annum. These loans are due for repayment in December 2021. These loans are secured by a pledge of the director's investment in a company which is a major shareholder of the Company.

Foamex Asia Company Limited and its Subsidiaries
Notes to the consolidated financial statements
For the year ended 31 December 2006


10     Property and equipment


                                                                             Consolidated
                                                                                  Furniture,
                                  Leasehold      Leasehold     Machinery      fixtures and
                                     land         building        and            office                   Construction
                                  improvements  improvements   equipment        equipment      Vehicles    in progress     Total
                                                                       (in thousand Baht)
At Cost
At 1 January 2006                    33,442        82,673       390,002            53,886       39,549          3,699     603,251
Additions                             5,568             -        31,561             8,090        3,804         11,882      60,905
Transfers                                17             -        (2,040)             (273)           -         (4,283)     (6,579)
Disposals                                 -             -          (224)               (7)      (8,205)             -      (8,436)
Translation differences on
  consolidation                      (1,517)            -       (15,122)           (3,177)        (373)             -     (20,189)
                                     ------        ------       -------            ------       ------         ------     -------
At 31 December 2006                  37,510        82,673       404,177            58,519       34,775         11,298     628,952
                                     ------        ------       -------            ------       ------         ------     -------

Accumulated depreciation
At 1 January 2006                    16,065        12,865       116,774            29,880       23,151              -     198,735
Depreciation charge for the year      7,934         5,512        35,623             8,564        5,391              -      63,024
Transfers                                (3)            -        (3,177)             (199)           -              -      (3,379)
Disposals                                 -             -          (121)               (6)      (5,786)             -      (5,913)
Translation differences on
  consolidation                        (787)           -        (7,066)           (1,979)        (253)             -      10,085)
                                     ------        ------       -------            ------       ------         ------     -------
At 31 December 2006                  23,209        18,377       142,033            36,260       22,503              -     242,382
                                     ------        ------       -------            ------       ------         ------     -------

Allowance for impairment
At 1 January 2006                         -             -             -                 -            -              -           -
Additions                                 -             -         1,648                 -            -              -       1,648
Transfers                                 -             -         3,934                 -            -              -       3,934
                                     ------        ------       -------            ------       ------         ------     -------
At 31 December 2006                       -             -         5,582                 -            -              -       5,582
                                     ------        ------       -------            ------       ------         ------     -------

Net book value
At 31 December 2006                  14,301        64,296       256,562            22,259       12,272         11,298     380,988
                                     ======        ======       =======            ======       ======         ======     =======

Foamex Asia Company Limited and its Subsidiaries
Notes to the financial statements
For the year ended 31 December 2006

                                                           (in  thousand Baht)
       Depreciation charged to expense for the year              63,024
                                                                 ======

11     Intangible assets


       Goodwill
                                                           (in  thousand Baht)
       At Cost
       At 1 January 2006                                          35,893
       Translation differences on consolidation                   (4,360)
                                                                  ------
       At 31 December 2006                                        31,533
                                                                  ------

       Accumulated amortization
       At 1 January 2006                                           9,463
       Amortization charge for the year                            3,572
       Translation differences on consolidation                   (1,149)
                                                                  ------
       At 31 December 2006                                        11,886
                                                                  ------

       Net book value
       At 31 December 2006                                        19,647
                                                                  ======

       On 26 April 2000, the Company purchased Wilshire Technologies, Inc.'s contamination control division. The goodwill amortization expense for the year ended 31 December 2006 amounted to approximately Baht 3.8 million.

12     Other non-current assets

                                                           (in  thousand Baht)
       Pledged fixed deposits at financial institutions            8,593
       Other non-current assets                                    7,668
                                                                  ------
       Total                                                      16,261
                                                                  ======

       As at 31 December 2006, the Company's fixed deposits with local banks were pledged as security for letters of guarantee issued by the local bank to various state enterprises, government agencies and companies.

13       Interest-bearing liabilities

                                                           (in  thousand Baht)
       Current
       Bank overdrafts
       -   secured                                                18,169
       -   unsecured                                               1,939
                                                                  ------
                                                                  20,108

       Short-term loans from financial institutions
         (interest at 4.43% to 7.21%
          p.a.)
       -   secured                                                105,000
       -   unsecured                                               90,000
                                                                  -------
                                                                  195,000
       Total                                                      215,108

       Current portion of long-term loans from financial
         institution - secured                                    37,500
                                                                  ======

Foamex Asia Company Limited and its Subsidiaries
Notes to the consolidated financial statements
For the year ended 31 December 2006


       The Company has obtained credit facilities from a local bank totaling Baht 350 million, including notes payable of Baht 120 million as follows:

                           (in million Baht)                Interest rate                      Repayment

       Facilities 1 and 2    150            Interest rate at 6.375% p.a. for the first      Eight equal semi-annual
                                            two years. The higher of the local              installments starting
                                            bank's MLR minus 1.25% per annum                from February 2004
                                            and another local bank's MLR minus              to August 2007
                                            0.5% per annum thereafter Trust
                                            receipt - at the rate of 6.375% per annum

       Facility 3            200            Various floating interest rates based on      Less than one year
                             ---
                                            type of facility as specified in the agreement
       Total                 350
                             ===

       Secured interest-bearing liabilities are secured on the following assets (net book value).

                                                           (in  thousand Baht)

       Leasehold land improvements                                 64,296
       Machinery                                                   89,569
                                                                  -------
       Total                                                      153,865
                                                                  =======

       As at 31 December 2006, the Company had unutilized credit facilities totaling Baht 9.9 million.

14     Trade and other accounts payable

                                                     Note  (in thousand Baht)

       Trade and other accounts payable to
         related parties                              4            49,464
       Trade and other accounts payable to
         other parties                                            125,793
                                                                  -------
       Total                                                      175,257
                                                                  =======

15     Other current liabilities

                                                           (in  thousand Baht)

       Accrued salaries and bonuses                                63,431
       Other payables                                              37,825
       Accrued commissions                                          3,474
       Others                                                       1,946
                                                                  -------
       Total                                                      106,676
                                                                  =======

Foamex Asia Company Limited and its Subsidiaries
Notes to the consolidated financial statements
For the year ended 31 December 2006


16       Share capital

                                       Par
                                       value           Number          Baht
                                       (in Baht)      (thousand shares/Baht)
       Authorized
       At 1 January 2006
       -   ordinary shares               10             10,500        105,000
       At 31 December 2006
       -   ordinary shares               10             10,500        105,000

       Issued and fully paid
       At 1 January 2006
       -   ordinary shares               10             10,500        105,000
       At 31 December 2006
       -   ordinary shares               10             10,500        105,000

17     Reserves

       Share premium

       The share premium account is set up under the provisions of Civil and Commerce Code, which requires companies to set aside share subscription monies received in excess of the par value of the shares issued to a reserve account ("share premium"). Share premium is not available for dividend distribution.

       Currency translation changes

       The currency translation changes recognized in shareholders' equity relate to:

       (a) foreign exchange differences arising from translation of the financial statements of foreign operations to Thai Baht; and

       (b) foreign exchange differences arising on translation of monetary items which form part of the Group's net investment in foreign operations, provided certain conditions are met.

       Legal reserve

       The legal reserve is set up under the provisions of Civil and Commercial code, which requires that a company shall allocate not less than 5% of its net profit to a reserve account ("legal reserve") at each dividend declaration until this account reaches an amount not less than 10% of the registered authorised capital. The legal reserve is not available for dividend distribution.

18     Other income

                                                           (in  thousand Baht)

       Interest income                                              8,845
       Gain from disposal of equipment                              1,364
       Freight income                                               1,316
       Others                                                       6,149
                                                                   ------
       Total                                                       17,674
                                                                   ======

Foamex Asia Company Limited and its Subsidiaries
Notes to the consolidated financial statements
For the year ended 31 December 2006

19     Selling and administrative expenses

                                                           (in  thousand Baht)

       Salaries, wages and bonuses                                174,539
       Commission expense                                          27,380
       Freight expenses                                            27,315
       Traveling expense                                           25,355
       Rental expense                                              19,455
       Depreciation                                                19,262
       Allowance for decline in value and obsolescence
        of inventories                                              4,659
       Allowance for doubtful accounts                              2,014
       Others                                                     131,771
                                                                  -------
       Total                                                      431,750
                                                                  =======

20     Personnel expenses

                                                           (in  thousand Baht)

       Salaries, wages and bonuses                                292,086
       Contribution to provident fund                              16,172
       Others                                                      44,537
                                                                  -------
       Total                                                      352,795
                                                                  =======

                                                          (number of employees)
       Number of employees as at 31 December 2006                     927
                                                                      ===

       The Group has established a contributory provident fund covering substantially all employees. Membership is compulsory upon attaining permanent employment status. The Company and employees contribute monthly to the fund at an amount computed based on a certain percentage of each employee's basic salary depending on the length of employment.
       The fund is managed by a fund manager in accordance with the terms and conditions prescribed in the Ministerial Regulation No. 2 (B.E. 2532) issued under the Provident Fund Act. B.E. 2530.

21     Interest expense

                                                 Note      (in thousand Baht)
       Interest paid and payable to:
       -  related parties                         4               18,861
       -  financial institutions                                  20,159
                                                                  ------
       Total                                                      39,020
                                                                  ======

22     Earnings per share

       Basic earnings per share

       The calculation of basic earnings per share at 31 December 2006 is based on the profit attributable to ordinary shareholders of Baht 139.0 million and the weighted average number of shares outstanding during the year ended 31 December 2006 of 10,500,000 shares.

Foamex Asia Company Limited and its Subsidiaries
Notes to the consolidated financial statements
For the year ended 31 December 2006


23     Promotional privileges

       By virtue of the provisions of the Industrial Investment Promotion Act B.E. 2520, the Company has been granted certain promotional privileges relating to its manufacturing of technical foam products, films and adhesives. The promotional privileges include, among other thing:

       (a) Exemption from the payment of import duties on machinery as approved by the Board of Investment.

       (b)     Exemption from the payment of custom duties for raw material.

       (c) Exemption from the payment of corporate income tax on promoted business activities for seven and eight years from the date that income is first derived from the promoted activity.

24     Commitments

                                                           (in  thousand Baht)
       Other long-term service agreements
       Within one year                                             20.2
       After one year but within five years                        33.8
       After five years                                            37.3
                                                                   ----
       Total                                                       91.3
                                                                   ====

       As at 31 December 2006, the Group has long-term operating leases covering office premises, facilities, land and vehicles with various companies for periods of between 2 and 18 years expiring in 2007 to 2018.

25     Contingent liabilities

       As at 31 December 2006:

       (a) The Company was contingently liable for letters of guarantee issued by a local bank in favor of various government agencies, state enterprises and companies totaling Baht 17.6 million.

       (b) The Company had unused letters of credit amounting to approximately Baht 11.9 million.

26     New and revised accounting standards not yet adopted

       On 11 October 2006, the Federation of Accounting Profession (FAP) announced that the Thai Accounting Standard No. 44 (TAS No. 44) "Consolidated Financial Statements and Accounting for Investments in Subsidiaries" is to be revised. FAP announcement No. 26/2549 requires a parent company which has investments in a subsidiary company, an entity under joint control, or an associate company, which is not classified as a "held for sale" investment, to record such investment in accordance with either the cost method or with the recognition and measurement basis for financial instruments (when an announcement is made), instead of the equity method currently used. This revision to TAS No. 44 is applicable to the Company's separate financial statements (as required by TAS for statutory reporting) covering periods beginning on or after 1 January 2007, with early adoption encouraged.

       The Company will adopt the change in accounting treatment for its investments in subsidiary in the Company's separate financial statements in the fiscal year after 1 January 2007. The change in accounting treatment will be applied retrospectively and the Company's separate 2006 financial statements, which will be included in the Company's separate 2007 financial statements for comparative purposes, will be restated accordingly. The consolidated financial statements of the Company will not be affected by the change.

Foamex Asia Company Limited and its Subsidiaries
Notes to the consolidated financial statements
For the year ended 31 December 2006


27     Significant differences between Thai GAAP and US GAAP

       The accompanying consolidated financial statements for the year ended 31 December 2006 have been prepared in accordance with generally accepted accounting principles in Thailand ("Thai GAAP"), which differ in certain significant respects from generally accepted accounting principles in the United States of America ("US GAAP"). Significant differences between Thai GAAP and US GAAP, as applicable to the Company, are as follows:

(a)      Goodwill

              In accordance with SFAS No. 142, goodwill is tested for impairment annually. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit's goodwill exceeds its estimated fair value.

              Under Thai GAAP, goodwill arising on acquisition is amortized over the duration of its useful life presumed to be a period not exceeding twenty years.

              No goodwill impairment was recognized as of 31 December 2006 under both US GAAP and Thai GAAP.

(b)      Income taxes

              In accordance with SFAS No. 109, income taxes are accounted for under the asset and liability method. Under this method, deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for taxation purposes. Temporary differences are not recognized for goodwill not deductible for tax purposes; the initial recognition of assets or liabilities that affect neither accounting nor taxable profit; and differences relating to investments in subsidiaries to the extent that they will probably not reverse in the foreseeable future. The amount of deferred tax provided is based on the expected manner of realization or settlement of the carrying amount of assets and liabilities, using tax rates enacted at the balance sheet date.

              Thai GAAP does not currently require the reporting or disclosure of deferred income taxes.


(c)      Comprehensive income (loss)

              In accordance with SFAS No. 130, other comprehensive income or loss items are revenues, expenses, gains and losses that under U.S. generally accounting principles are excluded from net profit and reflected a component of shareholders' equity, including foreign currency translation adjustments.

              Under Thai GAAP, a company is given the option to present a statement showing (i) all changes in equity; or (ii) changes in equity other than those arising from capital transactions with owners and distributions owners (i.e. statement of comprehensive income). The Company has chosen to present all changes in equity.

              The significant differences between Thai GAAP and US GAAP for the year ended 31 December 2006 are summarized as follows:

Foamex Asia Company Limited and its Subsidiaries
Notes to the consolidated financial statements
For the year ended 31 December 2006

                                                              (in thousand Baht)

              Consolidated profit under Thai GAAP                   138,986
              US GAAP adjustments
              -   Amortization of goodwill                            3,572
              -   Income taxes                                       (2,309)
                                                                    -------
              Consolidated net profit under US GAAP                 140,249
                                                                    =======

                                                                (in Baht)

              Basic earnings per share under Thai GAAP                  13.24
              US GAAP adjustments                                        0.12
                                                                        -----
              Basic earnings per share under US GAAP                    13.36
                                                                        =====

                                                                           (in thousand Baht)

              Consolidated total shareholders' equity under Thai GAAP            627,006
              US GAAP adjustments
              -   Goodwill                                                        11,886
              -   Deferred income tax assets                                       3,784
                                                                                 -------
              Consolidated total shareholders' equity under US GAAP              642,676
                                                                                 =======

              The comprehensive income for the year ended 31 December 2006 is as follows:

                                                             (in  thousand Baht)

              Consolidated net profit under US GAAP                140,249
              -   Foreign currency translation adjustments         (43,994)
                                                                   -------
              Consolidated comprehensive income under US GAAP       96,255
                                                                   =======

(d)      Presentation of the consolidated  statement of cash flows

              In accordance with SFAS No. 95, cash payments and cash receipts from interest are classified as cash flows from operating activities.

              Under Thai GAAP, cash receipts from interest are classified as cash flows from investing activities while cash payments for interest are classified as cash flows from financing activities.

              See reconciliation of the presentation of the consolidated statement of cash flows under Thai GAAP to US GAAP as follows:

                                                                                          (in thousand Baht)

              Net cash provided by operating activities under Thai GAAP                          94,195
              US GAAP adjustments
              -   Interest received                                                               8,393
              -   Interest payment                                                              (20,358)
                                                                                                -------
              Net cash provided by operating activities under US GAAP                            82,230
                                                                                                =======

                                                                                          (in thousand Baht)

              Net cash used in investing activities under Thai GAAP                             (43,043)
              US GAAP adjustment
              -   Interest received                                                              (8,393)
                                                                                               --------
              Net cash used in investing activities under US GAAP                               (51,436)
                                                                                                =======





Foamex Asia Company Limited and its Subsidiaries
Notes to the consolidated financial statements
For the year ended 31 December 2006
                                                                                          (in thousand Baht)

              Net cash used in financing activities under Thai GAAP                               (79,749)
              US GAAP adjustment
              -   Interest paid                                                                    20,358
                                                                                                  -------
              Net cash used in financing activities under US GAAP                                 (59,391)
                                                                                                  =======

                                                                                            (in thousand Baht)

              Net decrease in cash and deposits at financial institutions under Thai GAAP         (28,597)
                                                                                                  -------

              Net decrease in cash and deposits at financial institutions under US GAAP           (28,597)
                                                                                                  =======

(e)      Allowance for decline in value and obsolescence of inventories

              Under US GAAP, provision for decline in the value and obsolescence of inventories is classified as part of costs of sales.

              Under Thai GAAP, provision for decline in the value and obsolescence of inventories is classified as part of selling and administrative expenses (see Note 19).

28     Additional US GAAP disclosures

       (a)        Income taxes

              The provision for income taxes is summarized as follows:

                                                              (in thousand Baht)
              Income tax expense
              Current year - under Thai GAAP                         23,906
              Deferred income tax expense
              US GAAP adjustments - deferred income tax expense       2,309
                                                                    -------
              Total income tax expense under US GAAP                 26,215
                                                                     ======

              The tax effect of temporary differences that give rise to deferred income tax assets and liabilities are as follows:

                                                                                  31 December 2006
                                                                                  (in thousand Baht)
              Deferred income tax assets
              -  Allowance for doubtful accounts                                         4,542
              -  Allowance for decline in value and obsolescence of inventories          8,015
              -  Allowance for impairment of property and equipment                      1,674
                                                                                        ------
                                                                                        14,231
              Deferred income tax liabilities
              -  Property and equipment                                                  6,881
              -  Goodwill                                                                3,566
                                                                                        ------
                                                                                        10,447
                                                                                        ------
              Net deferred income tax assets                                             3,784
                                                                                        ======

       (b)        Fair value of financial instruments

              Carrying amounts reported in the consolidated financial statements for cash and deposits at financial institutions, current investments, trade and other accounts receivables, bank overdrafts and short-term

Foamex Asia Company Limited and its Subsidiaries
Notes to the consolidated financial statements
For the year ended 31 December 2006


              loans from financial institutions, trade and other accounts payable, payable for equipment, short-term loan from director, advance from related parties, liabilities under finance lease and hire-purchase agreements approximate fair values due to the short-term nature of these instruments.

              The carrying amounts of long-term loans from financial institutions approximate fair value as this instrument bears interest at the market rate.

              As at 31 December 2006, the fair values of financial assets and financial liabilities which were different from the carrying amounts were as follows:

                                                   Carrying amount   Fair  value
                                                         (in thousand Baht)

              Loans to directors                          30,319        22,517
                                                         =======       =======
              Long-term loans from related parties       281,823       284,682
                                                         =======       =======

                           Foamex Asia Company Limited
                              and its Subsidiaries


                        Consolidated financial statements

                               For the years ended
                            31 December 2005 and 2004

Foamex Asia Company Limited and its Subsidiaries
Balance sheets (unaudited)
As at 31 December 2005 and 2004

                                                                 Consolidated
Assets                                        Note          2005             2004
                                                                 (in Baht)
Current assets
Cash and deposits at financial institutions   5           243,429,084      117,072,318
Current investment in fixed deposits                       14,458,814       14,091,296
Trade and other receivables, net              4, 6        410,277,813      340,553,733
Inventories, net                              7           342,594,426      353,403,409
Advances to related parties                   4               261,564           22,073
Other current assets, net                     8            48,733,959       39,744,068
                                                        -------------   --------------
Total current assets                                    1,059,755,660      864,886,897
                                                        -------------    -------------

Non-current assets
Loans to employees and directors              4, 9         33,982,590       31,688,031
Property and equipment, net                   10          404,515,526      430,704,764
Intangible assets, net                        11           26,429,620       29,032,430
Other non-current assets                      12           15,266,608       15,588,955
                                                        -------------  ---------------
Total non-current assets                                  480,194,344      507,014,180
                                                        -------------   --------------

Total assets                                            1,539,950,004    1,371,901,077
                                                        =============    =============




The accompanying notes are an integral part of these financial statements.

Foamex Asia Company Limited and its Subsidiaries
Balance sheets (unaudited)
As at 31 December 2005 and 2004

                                                                         Consolidated
Liabilities and shareholders' equity                 Note             2005               2004
                                                                           (in Baht)
Current liabilities
Bank overdrafts and short-term loans from
     financial institutions                          13             232,033,001        219,000,649
Trade and other payables                             4, 14          232,680,582        223,400,518
Payable for fixed assets                                                466,949          2,597,101
Short-term loan from director                        4               15,000,000                  -
Advances from related parties                        4                7,209,097          3,317,123
Current portion of long-term loan from
     financial institutions                          13              37,500,000         37,500,000
Current portion of liabilities under finance lease
     and hire-purchase agreements                                       960,306          2,727,669
Current tax payable                                                  27,566,196         11,205,498
Other current liabilities                            15             111,854,432         97,824,805
                                                                  -------------       ------------
Total current liabilities                                           665,270,563        597,573,363
                                                                  -------------       ------------

Non-current liabilities
Long-term loan from director                         4                4,000,000          4,000,000
Long-term loans from related parties                 4              299,742,045        269,950,580
Long-term loans from financial institutions          13              37,500,000         75,000,000
Liabilities under finance lease and
     hire-purchase agreements, net                                    1,424,260            280,969
                                                                 --------------       ------------
Total non-current liabilities                                       342,666,305        349,231,549
                                                                  -------------      -------------
Total liabilities                                                 1,007,936,868        946,804,912
                                                                  -------------      -------------

Shareholders' equity
Share capital
     Authorized share capital                        16             105,000,000        105,000,000
                                                                  -------------      -------------
     Issued and paid-up share capital                16             105,000,000        105,000,000
Share premium                                        17              18,990,504         18,990,504
Cumulative translation adjustments                   17              18,023,198          2,005,746
Retained earnings
     Appropriated legal reserve                      17              10,500,000         10,500,000
     Unappropriated                                                 379,499,434        288,599,915
                                                                  -------------
Total shareholders' equity                                          532,013,136        425,096,165
                                                                  -------------      -------------

Total liabilities and shareholders' equity                        1,539,950,004      1,371,901,077
                                                                  =============      =============





The accompanying notes are an integral part of these financial statements.

Foamex Asia Company Limited and its Subsidiaries
Statements of income (unaudited)
For the years ended 31 December 2005 and 2004

                                                                           Consolidated
                                                     Note              2005               2004
                                                                             (in Baht)
Revenues
Sale of goods                                        4, 24         1,915,033,627        1,604,971,391
Other income                                         4, 18             8,500,428            4,615,735
                                                                   -------------        -------------
Total revenues                                                     1,923,534,055        1,609,587,126
                                                                   -------------        -------------

Expenses
Cost of sales                                        4, 19         1,341,796,532        1,115,350,108
Selling and administrative expenses                  4, 20           429,131,475          425,449,881
Loss on foreign exchange, net                                          2,214,688            9,083,639
                                                                   -------------        -------------
Total expenses                                                     1,773,142,695        1,549,883,628
                                                                   -------------        -------------

Profit before interest
     and income tax expenses                                         150,391,360           59,703,498

Interest expense                                     4, 22            31,334,704           25,182,938
Income tax expense                                                    28,157,137           11,093,154
                                                                   -------------        -------------

Net profit                                                            90,899,519           23,427,406
                                                                   =============        =============

Basic earnings per share                             23                    8.66                  2.23
                                                                   =============        =============




The accompanying notes are an integral part of these financial statements.

Foamex Asia Company Limited and its Subsidiaries
Statements of changes in shareholders' equity (unaudited)
For the years ended 31 December 2005 and 2004

                                                                          Consolidated
                                         Issued and                     Cumulative                                      Total
                                         paid-up                        translation         Retained earnings        Shareholders'
                                   Note  share capital  Share premium   adjustments   Legal reserve  Unappropriated    equity
                                                                        (in Baht)

Balance as at 1 January 2004             105,000,000      18,990,504     (2,018,051)   10,500,000     265,172,509    397,644,962
Difference from translation
  adjustments                       17             -               -      4,023,797             -               -      4,023,797
Net profit                                         -               -              -             -      23,427,406     23,427,406
                                         -----------      ----------     ----------    ----------     -----------    -----------
Balance as at 31 December 2004           105,000,000      18,990,504      2,005,746    10,500,000     288,599,915    425,096,165
Difference from translation
  adjustments                       17             -               -     16,017,452             -               -     16,017,452
Net profit                                         -               -              -             -      90,899,519     90,899,519
                                         -----------      ----------     ----------    ----------     -----------    -----------
Balance as at 31 December 2005           105,000,000      18,990,504     18,023,198    10,500,000     379,499,434    532,013,136
                                         ===========      ==========     ==========    ==========     ===========    ===========


The accompanying notes are an integral part of these financial statements.

Foamex Asia Company Limited and its Subsidiaries
Statements of cash flows (unaudited)
For the years ended 31 December 2005 and 2004

                                                                            Consolidated
                                                                     2005                     2004
                                                                              (in Baht)
Cash flows from operating activities
Net profit                                                       90,899,519                23,427,406

Adjustments for
Depreciation and amortization                                    63,010,258                57,995,762
Interest income                                                  (4,033,281)               (1,655,118)
Interest expense                                                 31,334,704                25,182,938
Allowance for doubtful accounts                                   4,235,261                 8,607,456
Unrealized loss (gain) on foreign exchange, net                   9,214,939                (4,490,676)
Gain on disposals of fixed assets                                (1,485,429)                 (280,350)
Reversal of allowance for
     decline in value of inventories                             14,936,831                 1,289,913
Share of profits from investments accounted
   for using the equity method, net                                       -                         -
Income tax expense                                               28,157,130                11,093,154
                                                                -----------               -----------
Profit from operating activities before
     changes in operational assets and liabilities              236,269,932               121,170,485

Changes in operating assets and liabilities
Trade and other receivables                                     (73,283,214)                7,254,608
Inventories                                                      (4,127,848)              (28,116,549)
Advances to related parties                                        (239,655)                  (22,237)
Other current assets                                             (9,179,920)               12,857,886
Other non-current assets                                            379,964                  (304,812)
Trade and other payables                                         11,581,901               (84,028,846)
Advances from related parties                                     3,925,962                 3,351,110
Other current liabilities                                        15,676,116                (2,750,460)
Income tax paid                                                 (11,796,433)              (21,786,623)
Translation difference                                           13,706,723                         -
                                                                -----------               -----------
Net cash provided by operating activities                       182,913,528                 7,624,562
                                                                -----------               -----------

Cash flows from investing activities
Interest received                                                 2,901,035                   529,386
Increase in current investments in fixed deposits                  (367,517)                 (570,922)
Decrease in long-term loan to related parties                             -                         -
Decrease (increase) in loans to
     employees and directors                                       (948,396)                  980,393
Purchases of fixed assets                                       (31,669,822)              (74,537,635)
Acquisitions of business (Note 11)                                        -               (10,954,768)
Decrease (increase) in pledged deposits
     at financial institutions                                      (51,535)                7,996,518
Proceeds from disposals of fixed assets                           4,194,387                 6,621,628
                                                                -----------               -----------
Net cash used in investing activities                           (25,941,848)              (69,935,400)
                                                                ===========               ===========


The accompanying notes are an integral part of these financial statements.

Foamex Asia Company Limited and its Subsidiaries
Statements of cash flows (unaudited)
For the years ended 31 December 2005 and 2004

                                                                             Consolidated
                                                                       2005                  2004
                                                                                 (in Baht)
Cash flows from financing activities
Interest paid                                                        (17,006,172)         (14,554,664)
Increase in bank overdrafts and
     short-term loans from financial institutions                     13,032,352           79,751,883
Increase in short-term loan from director                             15,000,000                    -
Increase in long-term loan from director                                       -            4,000,000
Proceeds from long-term loans
     from financial institutions                                               -            7,100,000
Repayment of long-term loans from
     financial institutions                                          (37,500,000)         (37,500,000)
Decrease in liabilities under financial lease and
     hire-purchase contracts                                          (2,880,071)          (2,632,825)
                                                                     -----------          -----------
Net cash provided by (used in) financing activities                  (29,353,891)          36,164,394
                                                                     -----------          -----------

Net effect of currency translation adjustments
     in cash and deposit at financial institutions                    (1,261,023)           3,516,112
                                                                     -----------          -----------

Net increase (decrease) in cash and deposits
     at financial institutions                                       126,356,766          (22,630,332)

Cash and deposits at financial institutions
     at beginning of year                                            117,072,318          139,702,650
                                                                     -----------          -----------

CASH AND DEPOSITS AT FINANCIAL
     INSITITUIONS AT END OF YEAR                                     243,429,084          117,072,318
                                                                     ===========          ===========





The accompanying notes are an integral part of these financial statements.

Foamex Asia Company Limited and its Subsidiaries
Notes to the financial statements (unaudited)
For the years ended 31 December 2005 and 2004

Note              Contents

1        General information
2        Basis of preparation of financial statements
3        Significant accounting policies
4        Related party transactions and balances
5        Cash and deposits at financial institutions
6        Trade and other receivables, net
7        Inventories, net
8        Other current assets, net
9        Loans to employee and directors, net
10       Property and equipment, net
11       Intangible assets, net
12       Other non-current assets
13       Interest - bearing liabilities
14       Trade and other payables
15       Other current liabilities
16       Share capital
17       Reserves
18       Other income
19       Cost of sales
20       Selling and administrative expenses
21       Employees' provident fund
22       Interest expense
23       Earnings per share
24       Promotional privileges
25       Commitments
26       Contingent liabilities
27       Reclassification of accounts
28       Significant differences between Thai GAAP and US GAAP
29 Additional disclosures to the consolidated financial statements required under US GAAP

Foamex Asia Company Limited and its Subsidiaries
Notes to the financial statements (unaudited)
For the years ended 31 December 2005 and 2004

       These notes form an integral part of the financial statements.

       The financial statements were authorized for issue by the directors on 10 April 2006.

1      General information

       Foamex Asia Company Limited ("the Company") was incorporated in Thailand on 5 June 1997 and is a 70% owned subsidiary of Foamex Asia, Inc. incorporated in the United States of America. The Company's Thailand operations are located at:

       Head Office            :   175 Sathorn City Tower, 20th Floor, South Sathorn Road, Bangkok 10120

       Factory 1              :   665 Moo 2, Bangpoo, Muang Samutprakarn, Samutprakarn 10280

       Factory 2              :   133 Moo 1, Banpo, Bangpa-in, Ayuthaya 13160

       Factory 3              :   259 Moo 3, Tambol Tongsukla, Amphura Sriracha, Chonburi 20230

       The Company also has a branch registered in the United States of America.

       The principal activities of the Company and subsidiaries are to manufacture technical foam products, films and adhesives.

       The number of employees at 31 December 2005 and 2004 and the staffs costs for the years then ended, were as follows:

                                      2005            2004
                                            (Persons)
       Number of employees
       Company                         490             455
       Subsidiaries                    228             235
                                       ---             ---
       Total                           718             690
                                       ===             ===

                                      2005            2004
                                        (in million Baht)
       Employee expenses
       Company                        170.1           154.5
       Subsidiaries                   161.8           156.6
                                      -----           -----
       Total                          331.9           311.1
                                      =====           =====

2      Basis of preparation of financial statements

       The financial statements are prepared in accordance with Thai Accounting Standards ("TAS") including related interpretations and guidelines promulgated by the Federation of Accounting Professions and with generally accepted accounting principles in Thailand.

Foamex Asia Company Limited and its Subsidiaries
Notes to the financial statements (unaudited)
For the years ended 31 December 2005 and 2004

       In 2005, the Company adopted the following new TAS which are relevant to its operations:

       TAS 52     Events after the Balance Sheet Date
       TAS 53     Provisions, Contingent Liabilities and Contingent Assets

       The adoption of these new TAS has no material effect on the financial statements.

       The Company has taken advantage of exemptions available under an announcement made by the Institute of Certified Public Accountants and Auditors of Thailand on 21 December 2001 and has not applied the following TAS:

       TAS 24     Reporting Financial Information by Segment
       TAS 48     Financial Instruments: Disclosure and Presentation

       The financial statements are presented in Thai Baht. They are prepared on the historical cost basis.

       The preparation of financial statements in conformity with TAS requires management to make judgements, estimates and assumptions that affect the application of policies and reported amounts of assets, liabilities, income and expenses. The estimates and associated assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis of making the judgements about carrying amounts of assets and liabilities that are not readily apparent from the estimates.

       The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised, if the revision affects only that period, or in the period of the revision and future periods, if the revision affects both current and future periods.

       Judgements made by management in the application of TAS that have a significant effect on the financial statements and in arriving at estimates with a significant risk or material adjustment in the following year are discussed in these notes.

       The consolidated financial statements relate to the Company and its subsidiaries (together referred to as the "Group"). Details of the Company's subsidiaries are as follows:

                                                                         Country of              Ownership interest
                                        Type of business                incorporation           2005          2004
                                                                                                        (%)
       Direct subsidiaries
       Foamtec  (Singapore) Pte Ltd     Fabrication of foam products     Singapore             99.99          99.99
       Foamex Asia Phils., Inc.         In process of liquidation        Philippines           99.99          99.99

       Indirect subsidiaries
       Foamex Asia (Malaysia)
          Sdn., Bhd.                    Fabrication of foam products     Malaysia              99.99          99.99
       Foamex Asia (Wuxi) Co., Ltd.     Fabrication of foam products     China                 99.99          99.99
       Foamex Asia Manufacturing        Fabrication of foam, film and    China                 99.99           99.99
          (Wuxi) Co., Ltd               die-cut adhesive products

       Significant intra-group transactions between the Company and its subsidiaries are eliminated on consolidation.

Foamex Asia Company Limited and its Subsidiaries
Notes to the financial statements (unaudited)
For the years ended 31 December 2005 and 2004


3      Significant accounting policies

3.1    Basis of consolidation

       Subsidiaries

       Subsidiaries are those companies controlled by the Company. Control exists when the Company has the power, directly or indirectly, to govern the financial and operating policies of a company so as to obtain benefits from its activities. The financial statements of subsidiaries are included in the consolidated financial statements from the date that control commences until the date that control ceases.

3.2    Foreign currencies

       Foreign currency transactions

       Transactions in foreign currencies are translated at the foreign exchange rates ruling at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated to Thai Baht at the foreign exchange rates ruling at that date. Foreign exchange differences arising on translation are recognized in the statement of income.

       Non-monetary assets and liabilities measured at cost in foreign currencies are translated to Thai Baht using the foreign exchange rates ruling at the dates of the transactions. Non-monetary assets and liabilities measured at fair value in foreign currencies are translated to Thai Baht at the foreign exchange rates ruling at the dates that fair value was determined.

       Foreign entities

       The assets and liabilities of foreign entities are translated to Thai Baht at the foreign exchange rates ruling at the balance sheet date. The revenues and expenses of foreign entities are translated to Thai Baht at rates approximating the foreign exchange rates ruling at the dates of the transactions. Foreign exchange difference arising on the translation of foreign entities are recognized as a separate component of equity until disposal of the investments.

3.3    Cash and deposits at financial institutions

       Cash and deposits at financial institutions comprise cash balances, call deposits and highly liquid short-term investments. Bank overdrafts that are repayable on demand are a component of financing activities for the purpose of the statement of cash flows.

       Pledged deposits at financial institutions as security for loans or guarantees are presented under other non-current assets in the balance sheet.

3.4    Trade and other accounts receivable

       Trade and other accounts receivable are stated at their invoice value less allowance for doubtful accounts.

       The allowance for doubtful accounts is assessed primarily on analysis of payment histories and future expectations of customer payments. Bad debts are written off when incurred.

3.5    Inventories

       Inventories are stated at the lower of cost and net realizable value.

Foamex Asia Company Limited and its Subsidiaries
Notes to the financial statements (unaudited)
For the years ended 31 December 2005 and 2004

       The cost of finished goods and work in process is calculated using the standard cost which approximates actual cost. The cost of raw materials is calculated using the average cost formula. Cost comprises all costs of purchase, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. In case of manufactured inventories and work-in-progress, cost includes an appropriate share of overheads based on normal operating capacity.

       Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale.

3.6    Property and equipment

       Owned assets

       Property and equipment are stated at cost value less accumulated depreciation and impairment losses.

       Leased assets

       Leases in terms of which the Group substantially assumes all the risk and rewards of ownership are classified as finance leases. Property and equipment acquired by way of finance leases is capitalized at the lower of its fair value and the present value of the minimum lease payments at the inception of the lease, less accumulated depreciation and impairment losses. Lease payments are apportioned between the finance charges and reduction of the lease liability so as to achieve a constant rate of interest on the remaining balance of the liability. Finance charges are charged directly to the statement of income.

       Depreciation

       Depreciation is charged to the statement of income on a straight-line basis over the shorter of the lease term and the estimated useful lives of each part of an item of property and equipment. The estimated useful lives are as follows:

       Leasehold land improvements                                  15  years
       Leasehold building improvements                        up to 20  years
       Machinery and equipment                                 5 to 20  years
       Furniture, fixtures and office equipment                 3 to 5  years
       Vehicles                                                 3 to 5  years

       No depreciation is provided on freehold land or assets under construction.

3.7    Intangible assets

       Goodwill

       Goodwill arising on acquisition represents the excess of the cost of acquisition over the fair value of the entity of the identifiable net assets acquired. Goodwill is stated at cost less accumulated amortization.

       Amortization

       Amortization is charged to the statement of income on a straight-line basis over the estimated useful lives of intangible assets. Goodwill is amortized from the date they are available for use. The estimated useful lives are as follows:

       Goodwill                                                   10  years

Foamex Asia Company Limited and its Subsidiaries
Notes to the financial statements (unaudited)
For the years ended 31 December 2005 and 2004


3.8    Impairment of assets

       The carrying amounts of the Group's assets are reviewed at each balance sheet date to determine whether there is any indication of impairment. If any such indication exists, the asset's recoverable amount is estimated.

       Intangible assets with indefinite useful lives and intangible assets not yet available for use are tested for impairment annually and as and when indicators of impairment are identified.

       An impairment loss is recognized whenever the carrying amount of an asset or its cash-generating unit exceeds its recoverable amount. The Impairment losses are recognized in the statement of income unless it reserve a previous revaluation credited to equity, in which case it is charged to equity.

       Calculation of recoverable amount

       The recoverable amount of assets is the greater of the asset's net selling price and value in use. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset. For an asset that does not generate cash inflows largely independent of those from other assets, the recoverable amount is determined for the cash-generating unit to which the asset belongs.

       Reversals of impairment

       An impairment loss is reversed if there has been a change in the estimates used to determine the recoverable amount.

       An impairment loss is reversed only to the extent that the asset's carrying amount does not exceed the carrying amount that would have been determined, net of depreciation or amortization, if no impairment loss had been recognized. All reversals of impairment losses are recognized in the statement of income.

3.9    Interest-bearing liabilities

       Interest-bearing borrowings are recognized at fair value less attributable transaction charges. Subsequent to initial recognition, interest-bearing borrowings are stated at amortized cost using the effective interest method. The difference between proceeds and redemption value is recognized in the statement of income over the period of the borrowings.

3.10   Trade and other accounts payable

       Trade and other accounts payable are stated at cost.

3.11   Provisions

       A provision is recognized in the balance sheet when the Group has a present legal or constructive obligation as a result of a past event, and it is probable that an outflow of economic benefits will be required to settle the obligation and a reliable estimate can be made of the amount of the obligation. If the effect is material, provisions are determined by discounting the expected future cash flows at a pre-tax rate that reflects current market assessments of the time value of money and, where appropriate, the risks specific to the liability.

3.12   Employee benefits

       Defined contribution plans

       Contributions to defined contribution plans of a subsidiary are recognized as an expense in the statement of income as incurred.

Foamex Asia Company Limited and its Subsidiaries
Notes to the financial statements (unaudited)
For the years ended 31 December 2005 and 2004


3.13   Revenue

       Revenue excludes value added taxes or other sales taxes and is arrived at after deduction of trade discounts.

       Sale of goods

       Revenue is recognized in the statement of income when the significant risks and rewards of ownership have been transferred to the buyer. No revenue is recognized if there are significant uncertainties regarding the recovery of the consideration due, associated costs or the probable return of goods.

       Interest income

       Interest income is recognized in the statement of income as it is earned. The interest component of finance lease payments is recognized in the statement of income using the effective interest rate method.

3.14   Expenses

       Operating leases

       Payments made under operating leases are recognized in the statement of income on a straight line basis over the term of the lease. Lease incentives received are recognized in the statement of income as an integral part of the total lease payments made. Contingent rentals are charged to the statement of income in the accounting period in which they are incurred.

       Other expenses

       Interest expenses and other similar expenses are charged to the statement of income in the period in which they are incurred.

3.15     Income tax

       Income tax on the profit or loss for the year comprises current tax which is recognized in the statement of income except to the extent that it is related to items in equity. Current tax is the expected tax payable on the taxable income for the year, using tax rates enacted or substantially enacted at the balance sheet date, and any adjustment to tax payable in respect of previous years.

4      Related party transactions and balances

       Related parties are those parties linked to the Company by common shareholders or directors. Except for the loans discussed in Note 9, transactions with related parties are conducted at prices based on market prices or, where no market obvious price exists, at contractually agreed prices.

       The pricing policies for particular types of transactions are explained further below:


                    Type of Transaction                                     Pricing Policy
       Net sales                                              Market price
       Purchases of raw materials and finish goods            Market price
       Interest income                                        Interest rate as specified in the agreement
       Other income                                           At agreed rate or at rate specified in the
       agreement
       Selling and administrative expense                     At agreed rate or at rate specified in the
       agreement
       Interest expense                                       Interest rate as specified in the agreement

       Significant agreements entered into by the Company and related parties are as follows:

Foamex Asia Company Limited and its Subsidiaries
Notes to the financial statements (unaudited)
For the years ended 31 December 2005 and 2004


       The long-term loan to a related party represents a promissory note issued by a subsidiary of USD 3.5 million. This loan is unsecured and bears interest at the rate of LIBOR plus 3.25 % per annum. It is due for repayment on 3 December 2008. Interest accruing for the first three years is due and payable on the maturity date (3 December 2008). Interest accruing during the fourth year onward is due and payable each quarter after 3 December 2005.

       The long-term loans from related parties represents notes payable to two shareholders of USD 6 million. These loans are unsecured and bear interest at the rate of LIBOR plus 3.25% per annum. They are repayable on 3 December 2008. Interest accruing for the first three years is due and payable on the maturity date (3 December 2008). Interest accruing during the fourth year onward is due and payable each quarter after 3 December 2005.

       On 3 December 2001, the Company entered into a technology license agreement with a related party - Foamex LP whereby Foamex LP has granted a license to the Company to manufacture foam products. In consideration thereof, the Company is committed to pay service fees based on the amounts and terms stipulated in the agreement. The agreement shall remain in effect until the occurrence of any of the incidents stipulated give rise to its termination. The Company incurred service fees for the year ended 31 December 2005 of approximately Baht 5.6 million (2004: Baht 2.2 million).

       Transactions for the years ended 31 December 2005 and 2004 with related parties are summarized as follows:

                                                     Consolidated
                                               2005                  2004
                                                   (in thousands Baht)
       Selling and administrative expenses
       Technology license fee
       -   Foamex LP                            5,574               2,209
                                               ======              ======

       Interest expense
       -   Foamex Asia, Inc.                   11,183               7,953
       -   Hua Kee Co., Ltd.                    4,792               3,420
                                               ------              ------
       Total                                   15,975              11,373
                                               ======              ======

       Balances as at 31 December 2005 and 2004 with related parties are as follow:

                                                            Consolidated
                                                    2005                2004
                                                        (in thousands Baht)
       Trade and other receivables
       -   Foamex Asia, Inc.                             -                 82
                                                    ======            =======

       Advances to related parties
       -   Foamex Asia, Inc.                           262                 22
                                                    ======            =======

       Loans to employees and directors
          (Note 9)                                  33,983             31,688
                                                    ======            =======

       Trade and other payables
       -   Foamex LP                                91,085            103,461
                                                    ======            =======

       Short-term loan from director
       -   Mr. Pichai Nithivasin - interest at
              MLR plus 2% p.a.                      15,000                  -
                                                    ======            ========

       Advances from related parties
       -   Foamex LP                                 7,209              3,317
                                                    ======            =======

Foamex Asia Company Limited and its Subsidiaries
Notes to the financial statements (unaudited)
For the years ended 31 December 2005 and 2004


                                                                Consolidated
                                                         2005          2004
                                                          (in thousands Baht)

       Long-term loan from director
       -   Dr. Pichit Nithivasin - non - interest
           bearing                                       4,000         4,000
                                                       =======       =======

       Long-term loans from related parties
       Principal
       -   Foamex Asia, Inc. (USD 4.2 million)         172,933       164,651
       -   Hua Kee Co., Ltd.  (USD 1.8 million)         74,114        70,564
       Accrued interest payable
       -   Foamex Asia, Inc.                            36,891        24,307
       -   Hua Kee Co., Ltd.                            15,804        10,429
                                                       -------       -------
       Total                                           299,742       269,951
                                                       =======       =======

5        Cash and deposits at financial institutions

                                                               Consolidated
                                                         2005          2004
                                                           (in thousands Baht)

       Cash                                                 234           163
       Current deposits                                 205,854        96,617
       Savings deposits                                  37,341        20,292
                                                        -------       -------
       Total                                            243,429       117,072
                                                        =======       =======

6        Trade and other receivables, net

                                                           Consolidated
                                            Note      2005               2004
                                                         (in thousands Baht)
       Trade and other receivables
           from related parties           4                 -             82
       Trade and other receivables
           from other parties                         425,248        351,731
       Less allowance for doubtful
           accounts                                   (14,970)       (11,259)
                                                      -------        -------
       Net                                            410,278        340,554
                                                      =======        =======

7        Inventories, net

                                                       Consolidated
                                                  2005                2004
                                                     (in thousands Baht)
       Raw materials                              157,801            153,440
       Work in process                             24,132             20,552
       Finished goods                             123,318            116,524
       Goods in transit                            61,741             72,348
                                                  -------           --------
       Total                                      366,992            362,864
       Less allowance for decline in value        (24,398)            (9,461)
                                                  -------           --------
       Net                                        342,594            353,403
                                                  =======            =======

Foamex Asia Company Limited and its Subsidiaries
Notes to the financial statements (unaudited)
For the years ended 31 December 2005 and 2004


8      Other current assets, net

                                                        Consolidated
                                                   2005                2004
                                                      (in thousands Baht)
       Deposits                                    13,607             9,660
       Prepaid expenses                            16,670             6,020
       Prepaid taxes                               13,685            21,947
       Others, net                                  4,772             2,117
                                                   ------            ------
       Total                                       48,734            39,744
                                                   ======            ======

9      Loans to employees and directors

                                                          Consolidated
                                                   2005               2004

       Loans to employees                            620              1,020
       Loans to directors (USD 0.7 million)       33,363             30,668
                                                  ------             ------
       Total                                      33,983             31,688
                                                  ======             ======

       As at 31 December 2005 and 2004, a non-interest bearing loan to an employee, which is guaranteed by a third party, is repayable in monthly installments between January 2002 to December 2006.

       As at 31 December 2005 and 2004, loans to directors represent secured notes payable totaling USD 700,000 which bear interest at the rate of 4% per annum. These loans are due for repayment in December 2021. These loans are secured by a pledge of the director's investment in a company which is a major shareholder of the Company.

Foamex Asia Company Limited and its Subsidiaries
Notes to the financial statements (unaudited)
For the years ended 31 December 2005 and 2004


10     Property and equipment, net

                                                                             Consolidated
                                                                               Furniture,
                                  Leasehold      Leasehold     Machinery      fixtures and
                                     land         building        and            office                   Construction
                                  improvements  improvements   equipment        equipment      Vehicles    in progress    Total
                                                                       (in thousand Baht)       At Cost
At 1 January 2004                   28,144        82,673        323,656         40,520          32,046         1,576     508,615
Additions                            1,873             -         54,146          8,058           8,944           355      73,376
Transfers, net                       1,612             -            (40)             -               -        (1,572)          -
Disposals                                -             -         (5,556)        (1,188)         (3,038)            -      (9,782)
Exchange differences on
   translation           17              -          1,080         127            (16)                -         1,208
                                    ------        ------        --------        -------         -------        ------    -------
At 31 December 2004                 31,646        82,673        373,286         47,517          37,936            359    573,417
Additions                            1,417             -         11,689          7,220           8,129          3,340     31,795
Transfers, net                        (205)            -            480           (275)              -              -          -
Disposals                             (401)            -           (958)        (1,441)         (6,638)             -     (9,438)
Exchange differences on
   translation                         985             -          5,505            865             122              -      7,477
                                    ------        ------        -------         ------          ------         ------    -------
At 31 December 2005                 33,442        82,673        390,002         53,886          39,549          3,699    603,251
                                    ------        ------        -------         ------          ------          -----    =======

Accumulated depreciation
At 1 January 2004                    5,574         1,842         47,936         15,412          20,213              -     90,977
Depreciation charge for the year     5,064         5,512         31,769          7,552           4,520              -     54,417
Transfers, net                           5             -             (5)             -               -              -          -
Disposals                                -             -           (680)         ( 927)         (1,833)             -     (3,440)
Exchange differences on
   translation                          25             -            583            129              21              -        758
                                    ------        ------        -------         ------          ------         ------    -------
At 31 December 2004                 10,668         7,354         79,603         22,166          22,921              -    142,712
Depreciation charge for the year     5,281         5,511         34,474          8,549           5,208              -     59,023
Transfers, net                         (41)            -             96            (55)            -                           -
Disposals                             (249)            -           (289)        (1,198)         (4,993)             -     (6,729)
Exchange differences on
  translation                          406             -          2,890            418              15              -      3,729
                                    ------        ------        -------         ------          ------         ------    -------
At 31 December 2005                 16,065        12,865        116,774         29,880          23,151              -    198,735
                                    ------        ------        -------         ------          ------         ------    -------

Net book value
At 31 December 2004                 20,978        75,319        293,683         25,351          15,015            359    430,705
At 31 December 2005                 17,377        69,808        273,228         24,006          16,398          3,699    404,516
                                    ======        ======        =======         ======          ======          =====    =======

Foamex Asia Company Limited and its Subsidiaries
Notes to the financial statements (unaudited)
For the years ended 31 December 2005 and 2004

11     Intangible assets, net

                               At 1 January    Movements during the year   Exchange differences    At 31  December
                                    2005       Increase        Decrease       on translation             2005
                                                                   (in thousand Baht)
  Goodwill - cost                  34,299            -               -                -               34,299
  Less accumulated amortization    (5,267)           -           3,986            1,384               (7,869)
                                  -------        -----           -----            -----               ------
  Net                              29,032            -           3,986            1,384               26,430
                                   ======        =====           =====            =====               ======

       On 26 April 2000, the Company purchased Wilshire Technologies, Inc.'s contamination control division. The goodwill amortization expense for the year ended 31 December 2005 amounted to approximately Baht 4.0 million (2004: Baht 3.6 million).

12     Other non-current assets

                                                            Consolidated
                                                       2005               2004
                                                           (in thousands Baht)
       Pledged deposits at financial institutions       8,289             8,231
       Other non-current assets                         6,978             7,358
                                                       ------           -------
       Total                                           15,267            15,589
                                                       ======            ======

       As at 31 December 2005, the Company's fixed deposits with local banks were pledged as security for letters of guarantee issued by the local bank to various state enterprises, government agencies and companies.

13       Interest-bearing liabilities

                                                            Consolidated
                                                      2005              2004
                                                         (in thousands Baht)
 Current
 Bank overdrafts
 - secured                                          15,251              5,740
 - unsecured                                         6,782              9,231
                                                   -------            -------
                                                    22,033             14,971
                                                    ------             ------
 Short-term loans from financial
     institutions (interest at 4.425% to
     5.70% p.a. in 2005 and 3.4% to
     3.5% p.a. in 2004)
 -   secured                                       120,000            120,000
 -   unsecured                                      90,000             70,000
                                                   -------            -------
                                                   210,000            190,000
                                                   -------            -------
 Bill of exchange (net of prepaid
     interest of Baht 1.0 million;
     interest at 7.75% p.a. in 2004)
 -   secured                                             -             14,030
                                                  --------           --------
 Total                                             232,033            219,001
                                                   =======            =======

 Non-current
 Long-term loans from financial
      institutions - secured                        75,000            112,500
 Less portion due within one year                  (37,500)           (37,500)
                                                   -------            -------
 Net                                                37,500             75,000
                                                   =======           ========

Foamex Asia Company Limited and its Subsidiaries
Notes to the financial statements (unaudited)
For the years ended 31 December 2005 and 2004

       The Company has obtained credit facilities from a local bank totaling Baht 350 million, including notes payable of Baht 120 million as follows:

                      In million Baht                Interest rate                            Repayment

 Facilities 1 and 2      150            Interest rate at 6.375% p.a. for the first           Eight equal  semi-annual
                                        two years.  The higher of the local                  installments  starting
                                        bank's MLR minus 1.25% per annum                     from February  2004
                                        and another local bank's MLR minus                   to August 2007
                                        0.5% per annum thereafter
                                        Trust receipt - at the rate of6.375% per annum

 Facility 3              200            Various floating interest rates based on             Less than one year
                         ---            type of facility as specified in the agreement
 Total                   350
                         ====

       The period to maturity of interest-bearing liabilities, excluding finance lease liabilities, is as follows:

                                                                Consolidated
                                                   2005             2004
                                                      (in thousands Baht)
       Within one year                            37,500            37,500
       After one year but within five years       37,500            75,000
                                                  ------          --------
       Total                                      75,000           112,500
                                                  ======           =======

       Secured interest-bearing liabilities are secured on the following assets (net book value).

                                                       Consolidated
                                                  2005             2004
                                                     (in thousands Baht)
       Leasehold land improvements                 69.8             75.3
       Machinery                                   94.8            100.0
                                                  -----            -----
       Total                                      164.6            175.3
                                                  =====            =====

       As at 31 December 2005 the Company had unutilized credit facilities totaling Baht 11.4 million (2004: Baht 24.6 million)

14     Trade and other payables

                                                            Consolidated
                                                       2005             2004
                                          Note            (in thousands Baht)
       Trade and other payables
           to related parties             4           91,085           103,461
       Trade and other payables
           to other parties                          141,596           119,940
                                                     -------           -------
       Total                                         232,681           223,401
                                                     =======           =======

Foamex Asia Company Limited and its Subsidiaries
Notes to the financial statements (unaudited)
For the years ended 31 December 2005 and 2004


15     Other current liabilities

                                                            Consolidated
                                                       2005             2004
                                                          (in thousands Baht)
       Accrued salaries and bonuses                   60,145            48,623
       Other payables                                 14,962            28,493
       Accrued commissions                            27,654            10,864
       Others                                          9,093             9,845
                                                     -------           -------
       Total                                         111,854            97,825
                                                     =======            ======

16       Share capital

                                   Par                      2005                         2004
                                   value             Number      Baht             Number       Baht
                                   (in Baht)                        (in thousand)
       Authorized
       At 1 January
       -   ordinary shares         10               10,500    105,000              10,500     105,000
                                                    ------    -------              ------     -------
       At 31 December
       -   ordinary shares         10               10,500    105,000              10,500     105,000
                                                    ======    =======              ======     =======

       Issued and fully paid
       At 1 January
       -   ordinary shares         10               10,500    105,000              10,500     105,000
                                                    ------    -------              ------     -------
       At 31 December
       -   ordinary shares         10               10,500    105,000              10,500     105,000
                                                    ======    =======              ======     =======

17     Reserve

       Share premium

       The share premium account is set up under the provisions of Civil and Commerce Code, which requires companies to set aside share subscription monies received in excess of the par value of the shares issued to a reserve account ("share premium"). The account is not available for dividend distribution.

       Cumulative translation adjustments

       The cumulative transaction adjustments recognized in shareholders' equity relate to:

       (a) foreign exchange differences arising from translation of the financial statements of foreign operations to Thai Baht; and

       (b) foreign exchange differences arising on translation of monetary items which form part of the Group's net investment in foreign operations, provided certain conditions are met.

       Legal reserve

       The legal reserve is set up under the provisions of Civil and Commercial code, which requires that a company shall allocate not less than 5% of its net profit to a reserve account ("legal reserve") at each dividend declaration until this account reaches an amount not less than 10% of the registered authorised capital. The legal reserve is not available for dividend distribution.

Foamex Asia Company Limited and its Subsidiaries
Notes to the financial statements (unaudited)
For the years ended 31 December 2005 and 2004


18     Other income

                                                        Consolidated
                                                   2005               2004
                                                        (in thousands Baht)
       Interest income                            4,033                 526
       Gain from disposal of fixed assets         1,490                 808
       Freight income                             1,097               1,016
       Others                                     1,880               2,266
                                                  -----               -----
       Total                                      8,500               4,616
                                                  =====               =====

19     Cost of sale of goods

                                                        Consolidated
                                                   2005               2004
                                                       (in thousands Baht)
       Raw materials                             988,425             842,676
       Labour                                     76,143              63,353
       Overheads                                 153,266             105,827
       Employee expenses                          66,785              47,653
       Depreciation                               40,672              38,326
       Freight expenses                           16,505              17,517
                                               ---------         -----------
       Total                                   1,341,796           1,115,352
                                               =========           =========

20     Selling and administrative expenses


                                                        Consolidated
                                                   2005               2004
                                                       (in thousands Baht)

       Employee expenses                         130,445             123,756
       Bonuses                                    34,989              27,744
       Freight expenses                           27,338              22,473
       Traveling expense                          23,860              28,871
       Commission expense                         23,307              20,089
       Allowance for obsolete inventories         19,145               5,812
       Depreciation                               18,217              15,798
       Rental expense                             17,211              15,149
       Allowance for doubtful accounts             7,466               9,401
       Trial run costs                                 -              25,093
       Others                                    127,153             131,264
                                                 -------
       Total                                     429,131             425,450
                                                 =======             =======

21     Provident fund

       The Company has established a contributory provident fund covering substantially all employees. Membership is compulsory upon attaining permanent employment status. The Company and employees contribute monthly to the fund at an amount computed based on a certain percentage of each employee's basic salary depending on the length of employment . The fund is managed by a fund manager in accordance with the terms and conditions prescribed in the Ministerial Regulation No. 2 (B.E. 2532) issued under the Provident Fund Act. B.E. 2530.

Foamex Asia Company Limited and its Subsidiaries
Notes to the financial statements (unaudited)
For the years ended 31 December 2005 and 2004

       The Company's contributions charged to the statements of income for the year ended December 31, 2005 amounted to Baht 3.3 million (2004: Baht 3.0 million).

       A subsidiary's defined contribution plan costs charged to the statements of income for the year ended December 31, 2005 amounted to Baht 11.1 million (2004: Baht 8.9 million).

22     Interest expense

                                                        Consolidated
                                                   2005               2004
                                          Note        (in thousand Baht)
       Interest paid and payable to:
       -   related parties                 4       15,975             11,373
       -   financial institutions                  15,360             13,810
                                                   ------             ------
       Total                                       31,335             25,183
                                                   ======             ======

23     Earnings per share

       Basic earnings per share

       The calculation of basic earnings per share at 31 December 2005 is based on the profit attributable to ordinary shareholders of Baht 90.9 million (2004: Baht 23.4 million) and the weighted average number of shares outstanding during the year ended 31 December 2005 of 10,500,000 shares (2004: 10,500,000 shares).

24     Promotional privileges

       By virtue of the provisions of the Industrial Investment Promotion Act B.E. 2520, the Company has been granted certain promotional privileges relating to its manufacturing of technical foam products, films and adhesives. The promotional privileges include, among other thing:

       a) Exemption from the payment of import duties on machinery as approved by the Board of Investment.

       b)      Exemption from the payment of custom duties for raw material.

       c) Exemption from the payment of corporate income tax on promoted business activities for seven or eight years from the date that income is first derived from the promoted activity.

25     Commitments

                                                          Consolidated
                                                    2005                2004
                                                          (in million Baht)
       Capital commitment
       Contracted but not provided for                 -                0.4
                                                    ====               ====

       Other long-term service agreements
       Within one year                              21.3               14.3
       After one year but within five years         35.1               20.7
       After five years                             38.8               43.6
                                                    ----               ----
       Total                                        95.2               78.6
                                                    ====               ====

       As at 31 December 2005, the Group has long-term operating leases covering office premises, facilities, land and vehicles with various companies for periods of between 2 and 18 years expiring in 2006 to 2018.

Foamex Asia Company Limited and its Subsidiaries
Notes to the financial statements (unaudited)
For the years ended 31 December 2005 and 2004

26     Contingent liabilities

       As at 31 December 2005:

       a) The Company was contingently liable for letters of guarantee issued by a local bank in favor of various government agencies, state enterprises and companies totaling Baht 12.8 million.

       b) The Company had unused letters of credit amounting to approximately Baht 1.7 million.

27     Reclassification of accounts

       Certain balances in the 2004 financial statements have been reclassified to conform with the presentation in the 2005 financial statements.

28     Significant differences between Thai GAAP and US GAAP

       The accompanying consolidated financial statements for the years ended 31 December 2005 and 2004 have been prepared in accordance with generally accepted accounting principles in Thailand ("Thai GAAP"), which differ in certain significant respects from generally accepted accounting principles in the United States of America ("US GAAP"). Significant differences between Thai GAAP and US GAAP, as applicable to the Company are as follows:

(a)    Goodwill

       In accordance with SFAS No. 142, goodwill is tested for impairment annually. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit's goodwill exceeds its estimated fair value.

       Under Thai GAAP, goodwill arising on acquisition is amortized over the duration of its useful life presumed to be a period not exceeding twenty years.

(b)    Income taxes

       In accordance with SFAS No. 109, income taxes are accounted for under the asset and liability method. Under this method, deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for taxation purposes. Temporary differences are not recognized for goodwill not deductible for tax purposes; the initial recognition of assets or liabilities that affect neither accounting nor taxable profit; and differences relating to investments in subsidiaries to the extent that they will probably not reverse in the foreseeable future. The amount of deferred tax provided is based on the expected manner of realization or settlement of the carrying amount of assets and liabilities, using tax rates enacted at the balance sheet date.

       Thai GAAP does not currently require the reporting or disclosure of deferred income taxes.

(c)    Comprehensive income (loss)

       In accordance with SFAS No. 130, other comprehensive income or loss items are revenues, expenses, gains and losses that under generally accounting principles are excluded from net profit and reflected as a component of shareholders' equity, including reserves for currency translation changes.

Foamex Asia Company Limited and its Subsidiaries
Notes to the financial statements (unaudited)
For the years ended 31 December 2005 and 2004

       Under Thai GAAP, a company is given the option to present a statement showing (i) all changes in equity; or (ii) changes in equity other than those arising from capital transactions with owners and distributions to owners (i.e. statement of comprehensive income). The Company has chosen to present all changes in equity.

       The significant differences between Thai GAAP and US GAAP for the years ended 31 December 2005 and 2004 are summarized as follows:

                                                             2005        2004
                                                            (in thousands Baht)
       Consolidated net profit under Thai GAAP            90,900         23,427
       US GAAP Adjustments
           Amortization of Goodwill                        4,066          3,476
           Income taxes                                   (5,848)         1,319
                                                          ------         ------
       Consolidated net profit under US GAAP              89,118         28,222
                                                          ======         ======

                                                           2005            2004
                                                                  (in Baht)
       Basic earnings per share under Thai GAAP            8.66            2.23
       US GAAP adjustments                                (0.17)           0.46
                                                           ----            ----
       Basic earnings per share under US GAAP              8.49            2.69
                                                           ====            ====

                                                                           31 December 2005      31 December 2004
                                                                                     (in thousands Baht)
       Consolidated total shareholders' equity under Thai GAAP                 532,013              425,096
       US GAAP adjustments
       -   Goodwill                                                              9,464                4,171
       -   Income taxes                                                          6,094               11,942
                                                                               -------              --------
       Consolidated total shareholders' equity under US GAAP                   547,571              441,209
                                                                               =======              =======

       The comprehensive income for the years ended 31 December 2005 and 2004 are as follows:

                                                                                   2005              2004
                                                                                  (in thousands Baht)
       Consolidated net profit under US GAAP                                    89,118                28,222
       -   Reserves for currency translation changes                            16,017                 2,057
                                                                               -------                ------
       Consolidated comprehensive income under US GAAP                         105,135                30,279
                                                                               =======                ======

(d)      Presentation of the consolidated statement of cash flows)

              In accordance with SFAS No. 95, cash payments and cash receipts from interest are classified as cash flows from operating activities.

              Under Thai GAAP, cash receipts from interest are classified as cash flows from investing activities while cash payments for interest are classified as cash flows from financing activities.

              The reconciliation of the presentation of the consolidated statement of cash flows under Thai GAAP to US GAAP as follows:

Foamex Asia Company Limited and its Subsidiaries
Notes to the financial statements (unaudited)
For the years ended 31 December 2005 and 2004


                                                                                   2005              2004
                                                                                  (in thousands Baht)
              Net cash provided by operating activities under Thai GAAP        182,914                 7,625
              US GAAP Adjustments
              -   Interest received                                              2,901                   529
              -   Interest payment                                             (17,006)              (14,555)
                                                                               -------               -------
              Net cash provided by (used by) operating
              activities under US GAAP                                         168,809                (6,401)
                                                                               =======               =======

                                                                                   2005              2004
                                                                                  (in thousands Baht)
              Net cash used in investing activities under Thai GAAP            (25,942)              (69,935)
              US GAAP Adjustments
              -   Interest received                                             (2,901)                 (529)
                                                                               -------               -------
              Net cash used in investing activities under US GAAP              (28,843)              (70,464)
                                                                               =======               =======

                                                                                   2005              2004
                                                                                  (in thousands Baht)
              Net cash (used in) provided by financing activities
                under Thai GAAP                                                (29,354)               36,164
              US GAAP Adjustments
              -   Interest paid                                                 17,006                14,555
                                                                               -------                ------
              Net cash (used in) provided by financing
                activities under US GAAP                                       (12,348)               50,719
                                                                               =======                ======

                                                                                   2005              2004
                                                                                   (in thousands Baht)
              Net effect of currency translation adjustments in cash
              and deposit at financial institutions                             (1,261)                3,516
                                                                               =======               =======

              Net increase (decrease) in cash and deposits at financial
              institutions under Thai GAAP                                     126,357               (22,630)
                                                                               -------               -------

              Net increase (decrease) in cash and deposits at financial
              institutions under US GAAP                                       126,357               (22,630)
                                                                               =======               =======

(e)      Allowance for decline in value and obsolescence of inventories

              Under US GAAP, provision for decline in the value and obsolescence of inventories is classified as part of costs of sales.

              Under Thai GAAP, provision for decline in the value and obsolescence of inventories is classified as part of selling and administrative expenses (see Note 20).

Foamex Asia Company Limited and its Subsidiaries
Notes to the financial statements (unaudited)
For the years ended 31 December 2005 and 2004

28     Additional US GAAP disclosures

       (a)        Income taxes

              The provision for income taxes is summarized as follows:

                                                                                   2005              2004
                                                                                  (in thousands Baht)
              Income tax expense
              Current year - under Thai GAAP                                      28,157              11,093
              Deferred income tax expense (benefit)
              US GAAP adjustments - deferred income tax expense (benefit)          5,848              (1,319)
                                                                                  ------              ------
              Total income tax expense under US GAAP                              34,005               9,774
                                                                                  ======              ======

              The tax effect of temporary differences that give rise to deferred income tax assets and liabilities are as follows:

                                                                                   2005              2004
                                                                                  (in thousands Baht)

              Deferred income tax assets
              -  Allowance for doubtful accounts                                   1,777                 929
              -  Allowance for decline in value and obsolescence of inventories    6,674                 845
              -  Net operating loss carryforwards                                  7,579              17,514
              -  Other, net                                                          117               1,784
                                                                                  ------              ------
                                                                                  16,147              21,072
              Deferred income tax liabilities
              -  Property and equipment                                           (7,559)             (7,879)
              -  Goodwill                                                         (2,839)             (1,251)
                                                                                --------              ------
                                                                                 (10,053)             (9,130)
                                                                                --------              ------
              Net deferred income tax assets                                       6,094              11,942
                                                                                 =======              ======

Foamex Asia Company Limited and its Subsidiaries
Notes to the financial statements (unaudited)
For the years ended 31 December 2005 and 2004


       (b)    Fair value of financial instruments

              Carrying amounts reported in the consolidated financial statements for cash and deposits at financial institutions, current investments, trade and other accounts receivables, bank overdrafts and short-term loans from financial institutions, trade and other accounts payable, payable for equipment, short-term loan from director, advance from related parties, liabilities under finance lease and hire-purchase agreements approximate fair values due to the short-term nature of these instruments.

              The carrying amounts of long-term loans from financial institutions approximate fair value as this instrument bears interest at the market rate.

              The fair values of financial assets and financial liabilities which were different from the carrying amounts were as follows:

                                                          31 December 2005               31 December 2004
                                                   --------------------------     ---------------------------
                                                   Carrying amount   Fair value   Carrying amount   Fair value
                                                                         (in thousand Baht)

              Loans to employees and directors           33,983       25,231             31,688       23,534
              Long-term loans from related parties      299,742      302,783            269,951      272,690

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

                                                                      Schedule I
                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS

                                                                            December 31,         January 1,
                                                                                2006                2006
ASSETS                                                                       (thousands, except share data)
    Other assets                                                                $ 3,908             $      -
                                                                                -------             --------

TOTAL ASSETS                                                                    $ 3,908             $      -
                                                                                =======             ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
    Accounts payable                                                            $     2             $      2
    Other accrued liabilities                                                     3,078                1,153

    Deficit in consolidated subsidiaries                                        397,221              414,559
                                                                                -------             -------
    Total liabilities                                                           400,301              415,714
                                                                                -------             -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
    Preferred Stock, par value $1.00 per share:
      Authorized 5,000,000 shares
      Issued 15,000 shares - Series B in 2006 and 2005                               15                   15
    Common Stock, par value $.01 per share:
      Authorized 50,000,000 shares
      Issued 28,648,215 shares in 2006 and 27,998,728 shares in 2005;
      Outstanding 25,107,419 shares in 2006 and 24,509,728 shares in 2005           286                  280
    Additional paid-in capital                                                  105,427              102,555
    Accumulated deficit                                                        (432,561)            (444,909)
    Accumulated other comprehensive loss                                        (32,370)             (36,654)
    Other:
      Common Stock held in treasury, at cost:
        3,540,796 shares in 2006 and 3,489,000 shares in 2005                   (27,969)             (27,780)
      Shareholder note receivable                                                (9,221)              (9,221)
                                                                               --------             --------

    Total stockholders' deficiency                                             (396,393)            (415,714)
                                                                               --------             --------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                           $  3,908             $      -
                                                                               ========             ========

     See notes to consolidated financial statements, beginning on Page F-8.
                                   (continued)

                                                                      Schedule I

                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS

                                                                  2006              2005             2004
                                                              -----------       ------------     ----------

                                                              (amounts  in  thousands   except  per  share amounts)
SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                                    $ 1,039         $    944          $   1,198
                                                               -------         --------          ---------

LOSS FROM OPERATIONS                                            (1,039)            (944)            (1,198)

EQUITY IN INCOME (LOSS) OF CONSOLIDATED
    SUBSIDIARIES                                                12,673          (43,568)           (20,303)
                                                               -------         --------          ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                         11,634          (44,512)           (21,501)

PROVISION (BENEFIT) FOR INCOME TAXES (a)                          (714)          (1,815)           124,702
                                                               -------         --------          ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS                        12,348          (42,697)          (146,203)

LOSS FROM DISCONTINUED OPERATIONS                                    -          (10,048)            (4,730)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE                                           12,348          (52,745)          (150,933)

CUMULATIVE EFFECT OF ACCOUNTING
    CHANGE                                                           -           (3,499)                 -
                                                               -------         --------          ---------

NET INCOME (LOSS)                                              $12,348         $(56,244)         $(150,933)
                                                               =======         ========          =========

INCOME (LOSS) PER SHARE - BASIC (b)
   INCOME (LOSS) FROM CONTINUING OPERATIONS                    $  0.34         $  (1.16)         $   (3.99)
   LOSS FROM DISCONTINUED OPERATIONS                                 -            (0.27)             (0.13)
                                                               -------         --------          ---------
   INCOME (LOSS) BEFORE CUMULATIVE EFFECT
    OF ACCOUNTING CHANGE                                          0.34            (1.43)             (4.12)
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE                            -            (0.10)                 -
                                                               -------         --------          ---------
   NET INCOME (LOSS)                                           $  0.34         $  (1.53)         $   (4.12)
                                                               =======         ========          =========

INCOME (LOSS) PER SHARE - DILUTED (b)
   INCOME (LOSS) FROM CONTINUING OPERATIONS                    $  0.32         $  (1.16)         $   (3.99)
   LOSS FROM DISCONTINUED OPERATIONS                                 -            (0.27)             (0.13)
                                                               -------         --------          ---------
   INCOME (LOSS) BEFORE CUMULATIVE EFFECT
     OF ACCOUNTING CHANGE                                         0.32            (1.43)             (4.12)
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE                            -            (0.10)                 -
                                                               -------         --------          ---------
   NET INCOME (LOSS)                                           $  0.32         $  (1.53)         $   (4.12)
                                                               =======         ========          =========

(a) Provision for income taxes includes the establishment of a valuation allowance for deferred income tax assets of $128.6 million in 2004.

(b) Per share data has been adjusted for all periods presented pursuant to the rights offering under the Plan.





     See notes to consolidated financial statements, beginning on Page F-8.
                                   (continued)

                                                                     Schedule I
                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS

                                                                  2006               2005              2004
                                                              ------------       ------------      -----------

OPERATING ACTIVITIES                                                             (thousands)
    Net income (loss)                                          $12,348            $(56,244)         $(150,933)
    Adjustments to reconcile net income (loss) to
      net cash provided by (used for) operating activities:
      Deferred income taxes                                                              -            124,702
      Equity in (earnings) losses of consolidated subsidiaries (12,673)             43,568             20,303
      Discontinued operations                                        -              10,048              4,730
      Cumulative effect of accounting change                                         3,499                  -
      Other                                                                            176                183
    Changes in operating assets and liabilities:
      Intercompany receivables                                   2,613                 (21)              (157)
      Accounts payable                                               -                   1                 (8)
      Other assets and liabilities                              (4,583)             (1,911)               (37)
                                                               -------            --------           --------
         Net cash used for operating activities                 (2,295)               (884)            (1,217)
                                                               -------            --------           --------

INVESTING ACTIVITIES
    Distribution from subsidiaries                                 498                 863              1,200
                                                               -------            --------           --------
      Net cash provided by investing activities                    498                 863              1,200
                                                               -------            --------           --------

FINANCING ACTIVITIES
    Proceeds from exercise of stock options                      1,818                   2                 18
    Increase (decrease) in cash overdraft                          (21)                 19                 (1)
                                                               -------            --------           --------
         Net cash provided by (used for) financing activities    1,797                  21                 17
                                                               -------            --------           --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            -                   -                  -

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                              -                   -                  -
                                                               -------            --------           --------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                              $     -            $      -           $      -
                                                               =======            ========           ========



     See notes to consolidated financial statements, beginning on Page F-8.

                                                                    Schedule II
                   FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                   (thousands)

                                             Balance at      Charged to    Charged to                      Balance at
                                            Beginning of     Costs and          Other                        End of
                                                 Period       Expenses       Accounts       Deductions         Period

YEAR ENDED DECEMBER 31, 2006
Allowance for Uncollectible Accounts         $11,417          $   524        $     -         $   699         $11,242
                                             =======          =======        =======         =======         =======

Reserve for Discounts                        $ 2,385          $     -        $15,751 (1)     $16,295         $ 1,841
                                             =======          =======        =======         =======         =======


YEAR ENDED JANUARY 1, 2006
Allowance for Uncollectible Accounts         $ 7,054           $6,204        $     -         $ 1,841         $11,417
                                             =======          =======        =======         =======         =======

Reserve for Discounts                        $ 1,947          $     -        $15,173 (1)     $14,735         $ 2,385
                                             =======          =======        =======         =======         =======


YEAR ENDED JANUARY 2, 2005
Allowance for Uncollectible Accounts         $ 8,254          $ 3,291        $     -         $ 4,491         $ 7,054
                                             =======          =======        =======         =======         =======

Reserve for Discounts                        $ 2,251          $     -        $14,751 (1)     $15,055         $ 1,947
                                             =======          =======        =======         =======         =======





(1) Adjustments reflect a reduction in net sales.