Form 10-Q
period 2007-04-01
FOAMEX INTERNATIONAL INC
filed 2007-05-14
CIK 912908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

Commission file number 0-22624

FOAMEX INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Delaware	05-0473908
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1000 Columbia Avenue

Linwood, PA	19061
(Address of principal	(Zip Code)

executive offices)

Registrant’s telephone number, including area code: (610) 859-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The number of shares of the registrant’s common stock outstanding as of May 7, 2007 was 23,323,730.

FOAMEX INTERNATIONAL INC.

INDEX

Page
Part I.	Financial Information

Item 1.	Financial Statements (unaudited).

Condensed Consolidated Statements of Operations – Quarters Ended

April 1, 2007 and April 2, 2006	3

Condensed Consolidated Balance Sheets as of April 1, 2007 and

December 31, 2006	4

Condensed Consolidated Statements of Cash Flows – Quarters Ended

April 1, 2007 and April 2, 2006	5

Notes to Condensed Consolidated Financial Statements	6

Summarized Income Statement Information of Foamex Asia Company Limited	18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results
of Operations.	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	25

Item 4.	Controls and Procedures.	25

Part II.	Other Information

Item 1.	Legal Proceedings.	26

Item 6.	Exhibits.	26

Signatures	27

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Quarters Ended

	April 1,	April 2,
	2007	2006

	(thousands, except per share amounts)
NET SALES	$317,163	$365,947

COST OF GOODS SOLD	278,705	304,831

GROSS PROFIT	38,458	61,116

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	17,576	19,928

GAIN ON SALE OF ASSETS	104	352

RESTRUCTURING CHARGES	403	4,797

INCOME FROM OPERATIONS	20,583	36,743

INTEREST AND DEBT ISSUANCE EXPENSE (CONTRACTUAL INTEREST OF $23,037 IN 2006)	(29,424)	(16,212)

INCOME FROM EQUITY INTEREST IN JOINT VENTURE	466	910

OTHER INCOME (EXPENSE), NET	(175)	(537)

REORGANIZATION ITEMS, NET	(8,256)	(4,104)

INCOME (LOSS) BEFORE INCOME TAXES	(16,806)	16,800

PROVISION (BENEFIT) FOR INCOME TAXES	177	(250)

NET INCOME (LOSS)	$(16,983)	$17,050

INCOME (LOSS) PER SHARE - BASIC	$ (1.01)	$ 1.86

INCOME (LOSS) PER SHARE - DILUTED	$ (1.01)	$ 1.78

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC	16,897	9,181

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED	16,897	9,556

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	April 1, 2007	December 31, 2006

ASSETS	(thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents	$ 7,781	$ 5,974
Accounts receivable, net of allowances of $12,757 and $13,083	187,831	173,488
Inventories	104,368	117,625
Other current assets	23,754	23,537

Total current assets	323,734	320,624

Property, plant and equipment	337,243	345,408
Less accumulated depreciation	(232,098)	(238,414)

NET PROPERTY, PLANT AND EQUIPMENT	105,145	106,994

GOODWILL	88,821	88,795

DEBT ISSUANCE COSTS, net of accumulated amortization of $371 and $13,399	16,799	593

SOFTWARE COSTS, net of accumulated amortization of $12,591 and $11,732	7,039	7,859

INVESTMENT IN AND ADVANCES TO AFFILIATES	22,555	21,657

OTHER ASSETS	14,460	18,056

TOTAL ASSETS	$578,553	$564,578

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
DIP revolving credit borrowings	$ —	$ 56,331
Current portion of long-term debt	10,275	86,233
Accounts payable	112,113	90,987
Accrued employee compensation and benefits	16,630	20,928
Accrued interest	2,997	3,686
Accrued customer rebates	6,555	9,647
Cash overdrafts	6,669	10,892
Other accrued liabilities	18,959	17,933

Total current liabilities	174,198	296,637

LONG-TERM DEBT	618,780	160

ACCRUED EMPLOYEE BENEFITS	46,315	15,048

OTHER LIABILITIES	11,230	8,481

LIABILITIES SUBJECT TO COMPROMISE	—	640,645

Total liabilities	850,523	960,971

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred Stock, par value $0.01 per share:
Authorized 7,000,000 shares, none issued
Series B Preferred Stock, par value $1.00 per share in 2006	—	15
Common Stock, par value $.01 per share:
Authorized 193,000,000 shares
Issued 24,206,221 and 7,162,054 shares, respectively	242	72
Additional paid-in capital	246,672	105,641
Accumulated deficit	(449,544)	(432,561)
Accumulated other comprehensive loss	(32,150)	(32,370)
Common stock held in treasury, at cost: 885,199 shares	(27,969)	(27,969)
Shareholder note receivable	(9,221)	(9,221)

Total stockholders’ deficiency	(271,970)	(396,393)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$578,553	$564,578

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Quarters Ended

	April 1,	April 2,
	2007	2006

	(thousands)
OPERATING ACTIVITIES
Net income (loss)	$(16,983)	$17,050
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	4,483	4,549
Amortization of debt issuance costs and other noncash interest	1,463	1,679
Other operating activities	5,893	3,340
Accrued interest	(87,480)	8,753
Changes in operating assets and liabilities, net	(144)	15,856

Net cash provided by (used for) operating activities
before reorganization items	(92,768)	51,227
Cash used for reorganization items	(10,339)	(3,713)

Net cash provided by (used for) operating activities	(103,107)	47,514

INVESTING ACTIVITIES
Capital expenditures	(2,818)	(1,337)
Proceeds from sale of assets	1,021	245
Other investing activities	(37)	(1,013)

Net cash used for investing activities	(1,834)	(2,105)

FINANCING ACTIVITIES
Repayments of revolving loans, net	(35,340)	(45,243)
Proceeds from term loans	600,000	—
Repayments of long-term debt	(580,134)	(66)
Debt issuance costs	(16,650)	—
Net proceeds from rights offering	143,072	—
Decrease in cash overdrafts	(4,223)	(777)
Other	23	—

Net cash provided by (used for) financing activities	106,748	(46,086)

Net increase (decrease) in cash and cash equivalents	1,807	(677)

Cash and cash equivalents at beginning of period	5,974	7,418

Cash and cash equivalents at end of period	$ 7,781	$ 6,741

Supplemental Information:
Cash paid for interest	$115,441	$ 5,780

Cash paid (refunded) for income taxes, net	$ 124	$ (4)

Non-cash mark to market adjustment for derivative	$ 500	$ —

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	BANKRUPTCY AND BASIS OF PRESENTATION

All share and per share amounts in the condensed consolidated financial statements and notes thereto have been retroactively adjusted for the reverse stock split effective on April 30, 2007 (see Note 13).

Bankruptcy

On September 19, 2005 (the “Petition Date”), Foamex International Inc. (the “Company”) and certain of its domestic subsidiaries, including Foamex L.P., its primary operating subsidiary, (collectively referred to as the “Debtors”), filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).

On November 17, 2005, the Bankruptcy Court approved a motion authorizing a key executive retention program (the “KERP”), pertaining to 77 individuals. Distributions under the KERP were generally made on or around certain milestone dates during the chapter 11 cases and on and subsequent to the effective date of the plan of reorganization. Cash distributions pursuant to the KERP, aggregating $0.4 million, were paid in December 2005 and aggregating $1.1 million were paid in February and March 2006. Additional payments aggregating $1.1 million were paid in February 2007.

On December 23, 2005, the Company filed a disclosure statement and proposed plan of reorganization (the “Original Plan”) with the Bankruptcy Court. The Original Plan contemplated a financial restructuring that would have resulted in a reduction of approximately $500 million of total debt from prepetition amounts, largely through the conversion of Senior Secured Notes into 100% of the new common stock of a reorganized Foamex, subject to dilution, and the issuance of warrants to holders of Senior Subordinated Notes. As a result of its improved financial performance in 2006, the Company did not pursue confirmation of the Original Plan.

On October 23, 2006, the Company filed a first amended disclosure statement and a first amended plan with the Bankruptcy Court, which amended and superseded in all respects the original disclosure statement and the Original Plan, respectively. On November 27, 2006, the Company filed a second amended disclosure statement and a second amended plan (the “Plan”) with the Bankruptcy Court, which amended and superseded in all respects the first amended disclosure statement and the first amended plan, respectively. On the same date, the Bankruptcy Court approved the second amended disclosure statement. On December 12, 2006, the Company filed a first supplement to the second amended disclosure statement with the Bankruptcy Court to supplement the second amended disclosure statement by outlining trading restrictions that became effective under the second amended and restated certificate of incorporation that the Company adopted under the Plan. On December 20, 2006, the Bankruptcy Court entered the order approving the first supplement to the second amended disclosure statement and on February 1, 2007 confirmed the Plan. The Company emerged from bankruptcy on February 12, 2007 (the “Effective Date”).

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

In addition, on January 4, 2007, the Company offered rights to existing stockholders to purchase 0.6265 shares of the Company’s common stock for each share of common stock held as of December 29, 2006 and holders of preferred stock as of the same date were offered rights to purchase 62.65 shares of common stock for each preferred share held, in each case for $9.00 per share. The stockholders exercised rights to purchase approximately 15.7 million shares of common stock pursuant to the rights offering with gross proceeds aggregating approximately $141.4 million. In addition, five of the Company’s largest stockholders (the “Significant Stockholders”) purchased approximately 0.95 million shares of common stock pursuant to a call option for approximately $8.6 million increasing the gross proceeds from the issuance of additional common stock to $150.0 million and increasing the Significant Stockholders’ common stock ownership to approximately 57%. After consideration of a $9.5 million put option premium, $2.0 million of which was prepaid in 2006, paid to and a $2.0 million call option premium paid by the Significant Stockholders, and other expenses of the rights offering, the net equity proceeds aggregated approximately $141.0 million.

Organization

The Company operates in the flexible polyurethane and advanced polymer foam products industry. The Company’s operations are primarily conducted through its wholly-owned subsidiary, Foamex L.P. Foamex L.P. conducts foreign operations through Foamex Canada Inc. (“Foamex Canada”), Foamex Latin America, Inc. and Foamex Asia, Inc. Financial information concerning the business segments of the Company is included in Note 11.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary to present fairly the Company’s consolidated financial position and results of operations, have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2006 Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of trends or of results for a full year.

The condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Adoption of New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions accounted for under SFAS No. 109 upon initial adoption.

The Company adopted FIN 48 effective January 1, 2007 with no impact on its consolidated financial statements. There were no material adjustments for unrecognized income tax benefits in the first quarter of 2007, and the Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

The Company is subject to U.S. Federal, Canadian and Mexican income tax, as well as income taxes of multiple state jurisdictions and Canadian provinces.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	BANKRUPTCY AND BASIS OF PRESENTATION (continued)

The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. Upon adoption of FIN 48, the Company had no interest or penalties accrued related to uncertain tax positions, due to the net operating loss carryforwards the Company has available.

For U.S. Federal purposes, post 1994 tax years remain open to examination as a result of earlier net operating losses being utilized in recent years. For state purposes, the statute of limitations remains open in a similar manner for states that have net operating losses.

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

On August 15, 2005, Foamex L.P. notified the trustee of its 13½% Senior Subordinated Notes that it would not remit a principal payment of $51.6 million and an interest payment of $3.5 million that were due on that date. Failure to remit the principal payment put Foamex L.P. in default under its 13½% Senior Subordinated Notes Indenture and caused Foamex L.P. to also be in default under its Senior Secured Credit Facility, Secured Term Loan, 10¾% Senior Secured Notes and 9 7/8% to remit the principal and interest payments to the 13½% Senior Subordinated Note holders. All of the debt was repaid, with applicable interest, on February 12, 2007.

In addition to the Company’s prepetition debt which was in default, liabilities subject to compromise reflected the Debtors’ other liabilities incurred prior to the commencement of the bankruptcy proceedings. These amounts represented the Company’s estimate of known or potential prepetition claims to be resolved in connection with the bankruptcy proceedings. Certain claims remain subject to future adjustments, based on such things as (i) negotiations; (ii) actions taken by the Bankruptcy Court; (iii) further developments with respect to disputed claims; and (iv) other events. Payment terms for these claims were established in connection with the Company’s confirmed plan of reorganization.

Liabilities subject to compromise at December 31, 2006 consisted of the following:

Debt:	(thousands)
10 3/4% Senior Secured Notes	$300,000
9 7/8 % Senior Subordinated Notes	148,500
13 1/2% Senior Subordinated Notes	51,585
Other debt	850

Total debt	500,935
Employee benefit plans	36,190
Accounts payable	9,971
Accrued interest on liabilities subject to compromise	86,791
Accrued liabilities and other	6,758

$640,645

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2.	LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS (continued)

The Debtors incurred certain professional fees and other expenses directly associated with the bankruptcy cases. Such costs are classified as reorganization items, net in the accompanying condensed consolidated statement of operations for the quarters ended April 1, 2007 and April 2, 2006 and consist of the following:

	Quarters Ended

	April 1,	April 2,
	2007	2006

	(thousands)
Professional fees associated with bankruptcy	$(9,676)	$(4,121)
Net gain on rejected contracts	1,420	17

	$(8,256)	$(4,104)

3.	EARNINGS (LOSS) PER SHARE

The following table shows the amounts used in computing earnings (loss) per share.

	Quarters Ended

	April 1,	April 2,
	2007 (a)	2006 (a)

	(thousands, except per share amounts)
Basic:
Net income (loss)	$(16,983)	$17,050

Weighted average common shares outstanding	16,897	9,181

Net income (loss) per share	$ (1.01)	$ 1.86

Diluted:
Net income (loss)	$(16,983)	$17,050

Weighted average common shares outstanding	16,897	9,181

Incremental shares resulting from (b)
Stock options	—	—
Convertible preferred stock	—	375

Adjusted weighted average shares	16,897	9,556

Net income (loss) per share	$ (1.01)	$ 1.78

(a)

Per share data has been adjusted for all periods presented pursuant to the rights offering under the Plan (see Note 1) and for the reverse stock split at a ratio of one-for-four, which became effective on April 30, 2007 (see Note 13).

(b)

In the quarter ended April 1, 2007, potential incremental shares were not included in the calculation of earnings per share because the Company had a net loss and these shares would be antidilutive. In the quarter ended April 2, 2006, there is no dilution from potential incremental shares resulting from stock options because the exercise prices of all 857,404 outstanding options to purchase common stock at April 2, 2006 were greater than the average market price.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.	ACCOUNTING FOR STOCK-BASED COMPENSATION

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”). Effective for fiscal 2006, the Company adopted SFAS No. 123R which requires all share-based awards granted after the adoption date be recognized as compensation expense using fair value measurements prescribed in SFAS No. 123R. Regarding share-based awards granted prior to the adoption date, the Company elected the modified prospective transition application which requires compensation expense associated with unvested and outstanding share-based grants (see Stock Option Plans below) to be recognized over their remaining service period.

Stock Option Plans

The Foamex International Inc. 2002 Stock Award Plan, as amended (the “2002 Stock Award Plan”) provides for the issuance of nonqualified and incentive stock options for common stock of the Company. Eligibility extends to employees, directors and consultants of the Company, including its subsidiaries and affiliates. At the Annual Meeting of Stockholders on May 25, 2004, stockholders approved an increase in the number of shares reserved for issuance under the 2002 Stock Award Plan by 625,000. As of December 31, 2006, 1,150,000 shares of the Company’s common stock are reserved for issuance under the 2002 Stock Award Plan. Following the establishment of the Foamex International Inc. 2007 Management Incentive Plan on February 12, 2007 (discussed below), the Company does not intend to grant any additional options from the 2002 Stock Award Plan.

The 2002 Stock Award Plan also provides for stock appreciation rights, restricted stock, phantom stock units, performance share units and/or stock bonuses, although none of these awards have been issued. Of the 1,150,000 shares of the Company’s common stock reserved under the 2002 Stock Award Plan, 125,000 of these shares are available for awards of restricted stock, phantom stock units, performance share units and/or stock bonuses.

The 1993 stock option plan, as amended, (the “1993 Stock Option Plan”) provided for the issuance of nonqualified and incentive stock options for common stock of the Company. Officers and executives of the Company, including its subsidiaries and affiliates were eligible to participate. During the fourth quarter of 2003, the 1993 Stock Option Plan expired according to the provisions of the plan. Consequently, no further options can be granted under the plan. The 1993 Stock Option Plan provided for the issuance of up to 1,187,500 shares of the Company’s common stock.

The Foamex International Inc. 2007 Management Incentive Plan became effective on February 12, 2007 (the “2007 Plan”). The 2007 Plan provides for the issuance of stock incentive awards, including options and stock appreciation rights, for up to 2,325,000 shares of common stock. No awards have been issued as of April 1, 2007.

The price and terms of options under the plans discussed above are at the discretion of the Company, except that the term of the option cannot exceed ten years.

Stock compensation expense was $0.1 million and $0.4 million in the quarters ended April 1, 2007 and April 2, 2006, respectively. There were no tax benefits due to the valuation allowance on U.S. deferred tax assets.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.	ACCOUNTING FOR STOCK-BASED COMPENSATION (continued)

The following table includes option activity for the first quarter of 2007.

	First Quarter of 2007

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Instrinsic
	Shares	Price	Term	Value

				(thousands)
Outstanding at beginning of period	332,429	$19.44
Granted	—	$ —
Exercised	(2,500)	$16.40
Forfeited/expired	(15,855)	$18.08

Outstanding at end of period	314,074	$19.56	3.3 years	$1,156

Exercisable at end of period	183,741	$25.80	3.3 years	$ 58

Total unrecognized compensation cost related to unvested stock option awards was $0.2 million at April 1, 2007 and is expected to be recognized over a weighted-average period of 0.9 years.

5.	RESTRUCTURING CHARGES

The following table sets forth the components of the Company’s restructuring accruals and activity for the quarter ended April 1, 2007:

		Plant Closure	Personnel
	Total	and Leases	Reductions

	(millions)
Balance at January 1, 2007	$1.5	$0.8	$0.7
Restructuring charges	0.4	0.1	0.3
Cash spending	(0.7)	(0.5)	(0.2)

Balance at April 1, 2007	$1.2	$0.4	$0.8

6.	INVENTORIES

The components of inventories are listed below.

	April 1,	December 31,
	2007	2006

	(thousands)
Raw materials and supplies	$ 68,828	$ 81,191
Work-in-process	21,025	22,890
Finished goods	14,515	13,544

Total	$104,368	$117,625

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.	REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT

The components of revolving credit borrowings and long-term debt are listed below.

	April 1,	December 31,
	2007	2006

	(thousands)
DIP Revolving Credit Facility (1)	$ —	$56,331

New senior secured credit facilities (1)
Revolving credit facility	$ 20,991	$ —
First lien term loan	425,000	—
Second lien term loan	175,000	—

DIP Term Loan (1)	—	80,000
Industrial revenue bond (2)	6,000	6,000
Other	2,064	393

	629,055	86,393

Less current portion	10,275	86,233

Long-term debt	$618,780	$ 160

(1)	Subsidiary debt of Foamex L.P., guaranteed by the Company, FMXI, LLC and Foamex Canada.
(2)	Subsidiary debt of Foamex L.P.

New Senior Secured Credit Facilities

On February 12, 2007, Foamex L.P. entered into new senior secured credit facilities consisting of a $175.0 million revolving credit facility, including a sub-limit of $45.0 million for letters of credit and term loan facilities aggregating $600.0 million including $425.0 million under a first lien term loan facility and $175.0 million under a second lien term loan facility. Substantially all of the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the revolving credit facility are subject to a borrowing base formula based on eligible accounts receivable and bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. The revolving credit facility will mature on February 12, 2012. Borrowings under the term loan facilities also bear interest at floating rates based upon and including a margin over either Eurodollar, as defined, or a Base Rate, as defined. The first lien term loan facility is subject to quarterly principal repayments of approximately $1.1 million and annual excess cash flow repayments, as defined, with the balance maturing on February 12, 2013. On April 12, 2007, Foamex L.P. prepaid $25.0 million of principal on the first lien term loan. The second lien term loan facility matures on February 12, 2014 and is subject to a prepayment premium of 2.0% during the first year and 1.0% during the second year. Foamex L.P. capitalized debt issuance costs of $17.2 million relating to the facilities, which will be amortized over the life of the debt using the effective interest method.

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

On February 27, 2007, Foamex L.P. entered into interest rate swap and “no cost” collar contracts which took effect on March 12, 2007. The interest rate swap contracts have a life of five years plus 35 days with a notional amount of $300.0 million at inception reducing annually on April 15 beginning in 2008, to $250 million, $200 million, $100 million, and $75 million, respectively, in which Foamex L.P. will receive interest at a variable rate equal to three-month LIBOR and pay interest at a fixed rate of 4.93%. The collar contracts have a life of five years

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.	REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT (continued)

plus 35 days with a notional amount of $175 million at inception reducing to $125 million on April 15, 2011. The collar contracts limit the variability of the interest rate risk on three-month LIBOR with a cap of 5.50% and a floor of 4.35%. Foamex L.P. has determined the interest rate swaps (from inception) and the collars (as of April 15, 2007) to be effective hedges under the guidance of Statement of Financial Accounting Standard No. 133, “Accounting for Derivatives and Hedging Activities.” As a result of these transactions, Foamex L.P. has fixed the rate on 50% of the amount borrowed under the term loans at February 12, 2007 with 29% subject to the collar. The remaining 21% will continue to have variable rates.

At April 1, 2007, Foamex L.P. had $95.8 million of available borrowings under the revolving credit facility and $21.6 million of letters of credit outstanding. Weighted average interest rates at April 1, 2007 were 8.25%, 7.57% and 10.07% under the revolving credit facility, first lien term loan and second lien term loan, respectively.

DIP Revolving Credit Facility

On September 22, 2005, Foamex L.P. entered into a Debtor-in-Possession Credit Agreement (the “DIP Revolving Credit Facility”) with a group of lenders to provide a revolving credit facility with a maximum availability of $240.0 million. The initial borrowing under the DIP Revolving Credit Facility was used to repay outstanding obligations under a prior credit facility and interest due under a term loan. The DIP Revolving Credit Facility included a $40.0 million sublimit for letters of credit and availability was limited to eligible amounts, as defined, of accounts receivable, inventory, equipment, and real estate. At December 31, 2006, Foamex L.P. had total available borrowings of $129.7 million and letters of credit outstanding of $21.6 million under the facility. Substantially all of the assets of Foamex L. P. and its domestic subsidiaries and Foamex Canada were pledged as collateral for the related borrowings. Borrowings under the DIP Revolving Credit Facility, as amended, bore interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. At December 31, 2006, the weighted average interest rates on borrowings was 7.38%. The DIP Revolving Credit Facility included both a subjective acceleration clause and a lock box arrangement that required all lock box receipts be used to repay revolving credit borrowings. Borrowings under the DIP Revolving Credit Facility were classified as current in the accompanying condensed consolidated balance sheet at December 31, 2006. All amounts due under the DIP Revolving Credit Facility were paid upon the Company’s emergence from bankruptcy on February 12, 2007.

DIP Term Loan

On September 22, 2005, Foamex L.P. entered into a Debtor-in-Possession Credit Agreement (the “DIP Term Loan”) with a group of lenders to provide an $80.0 million term loan. Proceeds from the DIP Term Loan were used to repay outstanding principal under a prior term loan. Borrowings under the DIP Term Loan, as amended, bore interest at a rate that was either (i) 3.375% plus the greater of the Base Rate, as defined, or 6.50% or (ii) at 5.375% plus the greater of the LIBOR rate or 3.00%. At December 31, 2006, the weighted average interest rate was 10.73%. Borrowings under the DIP Term Loan were collateralized by the same collateral as the DIP Revolving Credit Facility. An intercreditor agreement governed the distribution of collateral among the lenders under the DIP Revolving Credit Facility and the DIP Term Loan. The DIP Term Loan could be repaid prior to maturity by paying a prepayment premium initially set at 8% and declining ratably over a 48-month period. The DIP Term Loan was classified as current in the accompanying condensed consolidated balance sheet at December 31, 2006. All amounts due under the DIP Term Loan, including a prepayment premium of approximately $4.3 million, were paid upon the Company’s emergence from bankruptcy on February 12, 2007.

Industrial Revenue Bond (“IRB”)

IRB debt includes a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At April 1, 2007 and December 31, 2006, the interest rates on the bond were 3.70% and 3.96%, respectively. The maximum interest rate for the IRB is 15.0% per annum. If Foamex L.P. exercises its option to convert the bond to a fixed interest rate structure, the IRB is redeemable at the option of the bondholders. In addition, at any time prior to conversion to a fixed interest rate structure, bondholders upon notice to the bond trustee and the remarketing agent may place the bonds for sale. If the

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.	REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT (continued)

remarketing agent is not successful in reselling the bonds before settlement is due on bonds placed for sale, the bond trustee may draw on a letter of credit issued under the Revolving Credit Facility to repay the bondholders for the bonds placed for sale until the bonds can be resold by the remarketing agent. Pursuant to this arrangement, the IRB is classified as current in the accompanying condensed consolidated balance sheets at April 1, 2007 and December 31, 2006. The obligation is collateralized by certain assets, which have an approximate net carrying value of $4.4 million at April 1, 2007 and by a letter of credit in the amount of $6.3 million.

Maturities

Scheduled maturities of revolving credit borrowings and long-term debt as of April 1, 2007 are shown below (thousands):

2007	$ 4,221
2008	4,408
2009	4,253
2010	4,250
2011	4,250
Thereafter	606,803
Fair value adjustment on derivatives	870

Total	$629,055

8.	RETIREE BENEFIT PLANS

Components of net periodic pension benefit cost are listed below:

	Quarters Ended

	April 1,	April 2,
	2007	2006

	(thousands)
Service cost	$1,205	$1,444
Interest cost	2,109	2,066
Expected return on plan assets	(2,564)	(2,137)
Amortization of transition assets	—	(23)
Amortization of prior service benefit	51	(20)
Amortization of net loss	559	783
Bankruptcy adjustment (a)	(1,360)	—

Net periodic pension benefit cost	$ —	$2,113

(a)	Reflects benefits under the supplemental executive retirement plan that were eliminated in connection with the Plan.

The Company anticipates pension plan contributions of $13.2 million for fiscal 2007. During the quarter ended April 1, 2007, the Company contributed $3.0 million and there has been no change in estimated contributions for fiscal year 2007. Actuarial valuations are in process for fiscal year 2007 that will determine the actual contribution requirements and net periodic pension benefit cost.

9.	INCOME TAXES

The 2007 tax provision represents alternative minimum tax and certain state and foreign taxes. The 2006 tax benefit was generated by loss carrybacks in Canada reduced by U.S. alternative minimum tax and other state and foreign taxes.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.	INCOME TAXES (continued)

The loss before income taxes for the quarter ended April 1, 2007 included nondeductible fees related to the bankruptcy and included prepayment premiums on certain debt paid on the Effective Date of the Plan. In accordance with SFAS No. 109 and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods – an Interpretation of APB Opinion No. 28” (“FIN 18”), the Company has continued to maintain a full valuation allowance for its U.S. deferred tax assets which primarily represent net operating loss carryforwards (“NOLs”). Such NOLs aggregated approximately $288.7 million at December 31, 2006 and are expected to be available to fully offset U.S. taxable income, if any, for the full year 2007. To the extent NOLs are utilized, the Company will reverse a portion of its valuation allowance for U.S. deferred tax assets.

In June 2001, the Company had an ownership change as defined in IRC Section 382 and, accordingly, the Company is limited (on an annual basis) to approximately $21.0 million of NOL utilization for approximately $57.0 million of its U.S. NOLs. The balance of approximately $231.7 million of NOLs are currently not subject to limitation on their utilization. The Company does not believe that it has had any additional ownership change, including at or near the Effective Date of the Plan. If it is determined that an additional ownership change under IRC Section 382 has occurred, the Company does not expect the amount of any limitation on the use of NOLs to have a significant impact on its cash flows or financial position.

10.	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are listed below.

	Quarters Ended

	April 1,	April 2,
	2007	2006

	(thousands)
Net income (loss)	$(16,983)	$17,050
Minimum pension adjustment	—	(2,532)
Foreign currency translation adjustments	590	393
Fair value adjustment on derivatives	(370)	—

Total comprehensive income (loss)	$(16,763)	$14,911

11.	SEGMENT RESULTS

Foam Products manufactures and markets cushioning foams for bedding, furniture, recreational and consumer applications. Carpet Cushion Products manufactures and distributes rebond and prime carpet padding. Automotive Products supplies foam products and laminates to major tier one suppliers and original equipment manufacturers. Technical Products manufactures and markets reticulated and other specialty foams used for reservoiring, filtration, gasketing and sealing applications. The “Other” column in the table below includes corporate expenses not allocated to other business segments, restructuring charges, impairment charges, and gains on sales of assets.

Segment results are presented below.

		Carpet
	Foam	Cushion	Automotive	Technical
	Products	Products	Products	Products	Other	Total

Quarter ended April 1, 2007	(thousands)
Net sales	$130,277	$33,220	$117,891	$35,735	$ 40	$317,163
Income (loss) from operations	$ 18,820	$ (2,053)	$ 7,106	$ 8,458	$(11,748)	$ 20,583
Depreciation and amortization	$ 1,474	$ 346	$ 831	$ 665	$ 1,167	$ 4,483

Quarter ended April 2, 2006
Net sales	$173,734	$42,474	$111,101	$38,599	$ 39	$365,947
Income (loss) from operations	$ 38,868	$ (2,279)	$ 8,305	$10,207	$(18,358)	$ 36,743
Depreciation and amortization	$ 1,732	$ 239	$ 909	$ 587	$ 1,082	$ 4,549

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12.	COMMITMENTS AND CONTINGENCIES

Litigation

The Company is party to various lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on the Company’s financial position or results of operations. If management’s assessment of the Company’s liability relating to these actions is incorrect, these actions could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

In July 2001, Foamex L.P. purchased certain assets, but did not assume any liabilities, related to the manufacture and sale of a variety of polyurethane products from a group of sellers, including General Foam Corporation (“GFC”). PMC, Inc. (“PMC”), the parent of GFC, served as guarantor under the asset purchase agreement memorializing the sale. The guarantee, for the benefit of Foamex L.P., covered the performance of all terms, conditions, covenants and indemnities required to be performed by the sellers (including GFC) under the agreement.

Foamex L.P. is party to certain disputes relating to a fire at a nightclub in West Warwick, Rhode Island in February 2003. The fire destroyed the nightclub killing 100 persons and injuring over 100 others. Foamex L.P. and several of its affiliates are named as defendants, along with more than 50 other defendants, in certain litigation concerning the fire. The ensuing litigation comprising numerous cases has been consolidated in a single case, Gray v. Derderian, Case No. 04-312L (the “Litigation”), before the United States District Court for the District of Rhode Island. Plaintiffs have also filed proofs of claim in the Company’s bankruptcy cases. Foamex L.P. is named in these cases solely as an alleged successor to GFC, a defendant in the Litigation. In addition to other foam manufacturing defendants in the Litigation, GFC is alleged to have manufactured and sold polyurethane foam to a foam fabricator in Rhode Island. The foam fabricator is alleged to have then sold the foam at issue to the nightclub. The foam was among other building materials alleged to have caught fire when pyrotechnics were set off inside the nightclub.

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

As of April 1, 2007, the Company had accrued approximately $0.5 million for litigation and other legal matters in addition to the environmental matters discussed below.

Environmental and Health and Safety

The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of April 1, 2007, the Company had accruals of approximately $1.4 million for environmental matters, including approximately $1.3 million related to remediating and monitoring soil and groundwater contamination and approximately $0.1 million related to a site where it has been designated as a PRP. Additional losses, if any, in excess of amounts currently accrued, cannot be reasonably estimated at this time. If there are additional matters or if our current estimates are incorrect, there could be a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and comparable state laws impose liability without fault for the costs of cleaning up contaminated sites on certain classes of persons that contributed to the release of hazardous substances into the environment at those sites, for example, by generating wastes containing hazardous substances which were disposed at such sites. The Company is currently designated as a PRP with respect to one site. Estimates of total cleanup costs and fractional allocations of liability are often provided by the EPA, the state environmental agency or the committee of PRPs with respect to the specified site. Based on these estimates (to the extent available) and on known information, in each case and in the aggregate, the Company does not expect additional costs, if any, to be material to liquidity, results of operations or financial position.

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

13.	SUBSEQUENT EVENTS

On April 16, 2007, the company announced the resignation of its Chairman and Chief Executive Officer and the appointment of a new Chief Executive Officer. Pursuant to a separation agreement with the former Chairman and Chief Executive Officer, he will receive a payment of $0.9 million which will be charged to selling, general and administrative expenses in the second quarter of 2007.

The Company’s previously announced reverse stock split at a ratio of one for four became effective on April 30, 2007. Accordingly, all historical share and per share data in the accompanying condensed consolidated financial statements and notes thereto have been retroactively restated to reflect the reverse stock split.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

SUMMARIZED INCOME STATEMENT INFORMATION OF FOAMEX ASIA COMPANY LIMITED

(in Baht)

(unaudited)

	Quarters Ended

	March 31,	March 31,
	2007	2006

Net sales	548,423,953	531,918,857

Net income	30,724,453	51,074,520

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and we are under no obligation to, and expressly disclaim any obligation to, update or alter forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.

Bankruptcy

On September 19, 2005 (the “Petition Date”), Foamex International Inc. (the “Company”) and certain of its domestic subsidiaries, including Foamex L.P., its primary operating subsidiary, (collectively referred to as the “Debtors”), filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).

On November 17, 2005, the Bankruptcy Court approved a motion authorizing a key executive retention program (the “KERP”), pertaining to 77 individuals. Distributions under the KERP were generally made on or around certain milestone dates during the chapter 11 cases and on and subsequent to the effective date of the plan of reorganization. Cash distributions pursuant to the KERP, aggregating $0.4 million, were paid in December 2005 and aggregating $1.1 million were paid in February and March 2006. Additional payments aggregating $1.1 million were paid in February 2007.

On December 23, 2005, we filed a disclosure statement and proposed plan of reorganization (the “Original Plan”) with the Bankruptcy Court. The Original Plan contemplated a financial restructuring that would have resulted in a reduction of approximately $500 million of total debt from prepetition amounts, largely through the conversion of Senior Secured Notes into 100% of the new common stock of a reorganized Foamex, subject to dilution, and the issuance of warrants to holders of Senior Subordinated Notes. As a result of improved financial performance in 2006, we did not pursue confirmation of the Original Plan.

On October 23, 2006, we filed a first amended disclosure statement and a first amended plan with the Bankruptcy Court, which amended and superseded in all respects the original disclosure statement and the Original Plan, respectively. On November 27, 2006, we filed a second amended disclosure statement and a second amended plan (the “Plan”) with the Bankruptcy Court, which amended and superseded in all respects the first amended disclosure statement and the first amended plan, respectively. On the same date, the Bankruptcy Court approved the second amended disclosure statement. On December 12, 2006, we filed a first supplement to the second amended disclosure statement with the Bankruptcy Court to supplement the second amended disclosure statement by outlining trading restrictions that became effective under the second amended and restated certificate of incorporation that we adopted under the Plan. On December 20, 2006, the Bankruptcy Court entered the order approving the first supplement to the second amended disclosure statement and on February 1, 2007 confirmed the Plan. We emerged from bankruptcy on February 12, 2007 (the “Effective Date”).

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

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

In addition, on January 4, 2007, we offered rights to existing stockholders to purchase 0.6265 shares of our common stock for each share of common stock held as of December 29, 2006 and holders of preferred stock as of the same date were offered rights to purchase 62.65 shares of common stock for each preferred share held, in each case for $9.00 per share. The stockholders exercised rights to purchase approximately 15.7 million shares of common stock pursuant to the rights offering with gross proceeds aggregating approximately $141.4 million. In addition, five of our largest stockholders (the “Significant Stockholders”) purchased approximately 0.95 million shares of common stock pursuant to a call option for approximately $8.6 million increasing the gross proceeds from the issuance of additional common stock to $150.0 million and increasing the Significant Stockholders’ common stock ownership to approximately 57%. After consideration of a $9.5 million put option premium, $2.0 million of which was prepaid in 2006, paid to and a $2.0 million call option premium paid by the Significant Stockholders, and other expenses of the rights offering, the net equity proceeds aggregated approximately $141.0 million.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED APRIL 1, 2007 COMPARED TO THE QUARTER ENDED APRIL 2, 2006

		Carpet
	Foam	Cushion	Automotive	Technical
	Products	Products	Products	Products	Other	Total

Quarter ended April 1, 2007	(thousands)
Net sales	$130,277	$33,220	$117,891	$35,735	$ 40	$317,163
Income (loss) from operations	$ 18,820	$ (2,053)	$ 7,106	$ 8,458	$(11,748)	$ 20,583
Depreciation and amortization	$ 1,474	$ 346	$ 831	$ 665	$ 1,167	$ 4,483
Income (loss) from operations
as a percentage of net sales	14.4%	(6.2)%	6.0%	23.7%	n.m.*	6.5%

Quarter ended April 2, 2006
Net sales	$173,734	$42,474	$111,101	$38,599	$ 39	$365,947
Income (loss) from operations	$ 38,868	$ (2,279)	$ 8,305	$10,207	$(18,358)	$ 36,743
Depreciation and amortization	$ 1,732	$ 239	$ 909	$ 587	$ 1,082	$ 4,549
Income (loss) from operations
as a percentage of net sales	22.4%	(5.4)%	7.5%	26.4%	n.m.*	10.0%

* not meaningful

Income from Operations

Net sales for the quarter ended April 1, 2007 decreased 13% to $317.2 million from $365.9 million in the quarter ended April 2, 2006. The decrease was primarily attributable to lower sales volumes in the Foam Products and Carpet Cushion Products segments.

Gross profit was $38.5 million, or 12.1% of net sales, in the quarter ended April 1, 2007 compared to $61.1 million, or 16.7% of net sales, in the 2006 period. The decrease is primarily due to the lower sales volumes.

Income from operations for the quarter ended April 1, 2007 was $20.6 million, or 6.5% of net sales, a $16.2 million decrease from $36.7 million, or 10.0% of net sales, reported during the 2006 period. The $22.7 million decrease in gross profit was partially offset by lower selling, general and administrative expenses which decreased by $2.4 million, or 12%, due principally to lower salary costs and professional fees. Restructuring charges were $4.8 million in the 2006 period as we announced the closing of two manufacturing facilities including a foam pouring facility, located in Toronto, Canada and the closure of a foam pouring facility in Orlando, Florida.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Foam Products

Foam Products net sales for the quarter ended April 1, 2007 decreased 25% to $130.3 million from $173.7 million in the 2006 period primarily due to a decrease in overall volume of approximately 20% and slightly lower average selling prices due primarily to product mix. Income from operations decreased $20.0 million, to $18.8 million in the quarter ended April 1, 2007 from $38.9 million in the 2006 period principally as a result of the decline in unit volume. Income from operations was 14.4% of net sales in 2007 and 22.4% of net sales in 2006.

Carpet Cushion Products

Carpet Cushion Products net sales for the quarter ended April 1, 2007 decreased 22% to $33.2 million from $42.5 million in the 2006 period due to a 34% decrease in volume partially offset by an 18% increase in average selling prices. Loss from operations was $2.1 million in the quarter ended April 1, 2007 compared to a $2.3 million loss in the 2006 period as gross margin improvements offset the lower net sales. A charge of $2.7 million to adjust the carrying value of scrap inventory to net realizable value reduced income from operations in the 2007 period. Loss from operations was 6.2% of net sales in 2007 and loss from operations was 5.4% of net sales in 2006.

Automotive Products

Automotive Products net sales for the quarter ended April 1, 2007 increased 6% to $117.9 million from $111.1 million in the 2006 period primarily as a result of sales from new business. Income from operations decreased $1.2 million to $7.1 million primarily due to startup costs for new business. Income from operations was 6.0% of net sales in 2007 and 7.5% of net sales in 2006.

Technical Products

Technical Products net sales for the quarter ended April 1, 2007 decreased 7% to $35.7 million from $38.6 million in the 2006 period, primarily due to lower volumes. Income from operations decreased $1.7 million to $8.5 million in 2007 compared to $10.2 million in 2006 primarily as a result of lower volumes. Income from operations represented 23.7% of net sales in 2007 and 26.4% of net sales in 2006.

Other

Other primarily consists of corporate expenses not allocated to business segments, restructuring charges, impairment charges, and gains on sales of assets. The loss from operations was $11.7 million in 2007 and $18.4 million in 2006, which included $4.8 million of restructuring charges.

Interest and Debt Issuance Expense

Interest and debt issuance expense was $29.4 million in the quarter ended April 1, 2007, which represented an 81% increase from the 2006 period expense of $16.2 million reflecting prepayment premiums of $11.8 million on debt repaid on the Effective Date of the Plan. In addition, the 2006 period did not include $6.8 million of contractual interest on subordinated debt.

Income from Equity Interest in Joint Venture

The income from an equity interest in an Asian joint venture was $0.5 million in the quarter ended April 1, 2007 and $0.9 million in the quarter ended April 2, 2006. The decrease was due to lower selling prices and volumes.

Other Income (Expense), Net

Other expense, net was $0.2 million for the quarter ended April 1, 2007 compared to other expense, net of $0.5 million for the quarter ended April 2, 2006.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Reorganization Items, Net

On September 19, 2005, we filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. During the quarters ended April 1, 2007 and April 2, 2006, we incurred professional fees associated with the bankruptcy and recorded gains from rejection of certain contracts resulting in net expense of $8.3 million and $4.1 million, respectively.

Income Taxes

The 2007 tax provision represents alternative minimum tax and certain state and foreign taxes. The 2006 tax benefit was generated by loss carrybacks in Canada reduced by U.S. alternative minimum tax and other state and foreign taxes.

The loss before income taxes for the quarter ended April 1, 2007 included nondeductible fees related to the bankruptcy and included prepayment premiums on certain debt paid on the Effective Date of the Plan. In accordance with SFAS No. 109 and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods – an Interpretation of APB Opinion No. 28” (“FIN 18”), we have continued to maintain a full valuation allowance for our U.S. deferred tax assets which primarily represent net operating loss carryforwards (“NOLs”). Such NOLs aggregated approximately $288.7 million at December 31, 2006 and are expected to be available to fully offset U.S. taxable income, if any, for the full year 2007. To the extent NOLs are utilized, we will reverse a portion of our valuation allowance for U.S. deferred tax assets.

In June 2001, we had an ownership change as defined in IRC Section 382 and, accordingly, we are limited (on an annual basis) to approximately $21.0 million of NOL utilization for approximately $57.0 million of our U.S. NOLs. The balance of approximately $231.7 million of NOLs are currently not subject to limitation on their utilization. We do not believe that we have had any additional ownership change, including at or near the Effective Date of the Plan. If it is determined that an additional ownership change under IRC Section 382 has occurred, we do not expect the amount of any limitation on the use of NOLs to have a significant impact on our cash flows or financial position.

Liquidity and Capital Resources

Our operations are conducted through our wholly-owned subsidiary, Foamex L.P. Our liquidity requirements consist primarily of the operating cash requirements of Foamex L.P.

Foamex L.P.’s liquidity requirements consist principally of accounts receivable, inventory and accounts payable, scheduled payments of interest and principal on outstanding indebtedness, capital expenditures and employee benefit plan obligations. Cash flow from Foamex L.P.’s operating activities, cash on hand and periodic borrowings under Foamex L.P.’s revolving credit agreements have been adequate to meet Foamex L.P.’s liquidity requirements.

Cash and cash equivalents were $7.8 million at April 1, 2007 compared to $6.0 million at December 31 2006. Working capital at April 1, 2007 was $149.5 million and the current ratio was 1.86 to 1 compared to working capital at December 31, 2006 of $24.0 million and a current ratio of 1.08 to 1. The current ratio improvement was primarily due to the repayment of the DIP Revolving Credit Facility and DIP Term Loan.

Total long-term debt and revolving credit borrowings at April 1, 2007 were $629.1 million, down $14.6 million from December 31, 2006. As of April 1, 2007, there were $21.0 million of revolving credit borrowings with $95.8 million available for borrowings and $21.6 million of letters of credit outstanding. Revolving credit borrowings at April 1, 2007 reflect working capital requirements.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

New Senior Secured Credit Facilities

On February 12, 2007, Foamex L.P. entered into new senior secured credit facilities consisting of a $175.0 million revolving credit facility, including a sub-limit of $45.0 million for letters of credit and term loan facilities aggregating $600.0 million including $425.0 million under a first lien term loan facility and $175.0 million under a second lien term loan facility. Substantially all of the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the revolving credit facility are subject to a borrowing base formula based on eligible accounts receivable and bear interest at floating rates based upon and including a margin over either LIBOR or a Base Rate, as defined. The revolving credit facility will mature on February 12, 2012. Borrowings under the term loan facilities also bear interest at floating rates based upon and including a margin over either Eurodollar, as defined, or a Base Rate, as defined. The first lien term loan facility is subject to quarterly principal repayments of approximately $1.1 million and annual excess cash flow repayments, as defined, with the balance maturing on February 12, 2013. On April 12, 2007, Foamex L.P. prepaid $25.0 million of principal on the first lien term loan. The second lien term loan facility matures on February 12, 2014 and is subject to a prepayment premium of 2.0% during the first year and 1.0% during the second year. Foamex L.P. capitalized debt issuance costs of $17.2 million relating to the facilities, which will be amortized over the life of the debt using the effective interest method. Foamex L.P. borrowed approximately $13.4 million under the $175.0 million revolving credit facility and the full amounts of the first lien term loan facility and second lien term loan facility on February 12, 2007 to pay amounts due under the Plan. The initial weighted average interest rates were 8.25%, 7.57% and 10.07%, respectively.

Foamex L.P. is subject to a leverage ratio covenant, as defined, under both term loan facilities and an interest coverage ratio covenant, as defined, under the first lien term loan facility as well as an annual capital expenditure maximum under all three facilities.

On February 27, 2007, Foamex L.P. entered into interest rate swap and “no cost” collar contracts which took effect on March 12, 2007. The interest rate swap contracts have a life of five years plus 35 days with a notional amount of $300.0 million at inception reducing annually on April 15 beginning in 2008, to $250 million, $200 million, $100 million, and $75 million, respectively, in which Foamex L.P. will receive interest at a variable rate equal to three-month LIBOR and pay interest at a fixed rate of 4.93%. The collar contracts have a life of five years plus 35 days with a notional amount of $175 million at inception reducing to $125 million on April 15, 2011. The collar contracts limit the variability of the interest rate risk on three-month LIBOR with a cap of 5.50% and a floor of 4.35%. Foamex L.P. has determined the interest rate swaps (from inception) and the collars (as of April 15, 2007) to be effective hedges under the guidance of Statement of Financial Accounting Standard No. 133, “Accounting for Derivatives and Hedging Activities.” As a result of these transactions, Foamex L.P. has fixed the rate on 50% of the amount borrowed under the term loans at February 12, 2007 with 29% subject to the collar. The remaining 21% will continue to have variable rates. Weighted average interest rates at April 1, 2007 were 8.25%, 7.57% and 10.07% under the revolving credit facility, first lien term loan and second lien term loan, respectively.

We anticipate contributing approximately $13.2 million to our pension plans in 2007 with $3.0 million contributed during the quarter ended April 1, 2007. Actuarial valuations are in process for fiscal year 2007 that will determine the actual funding requirements.

Cash Flow from Operating Activities

Cash used for operating activities was $103.1 million for the quarter ended April 1, 2007 compared to $47.5 million of cash provided by operating activities for the quarter ended April 2, 2006. Net income adjusted for noncash charges decreased by $38.4 million in the 2007 period compared to the 2006 period. In addition, cash payments for interest were $109.7 million greater in the 2007 period than in the 2006 period as we paid accrued interest on liabilities subject to compromise aggregating $91.8 million and prepayment premiums aggregating $11.8 million on the Effective Date.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cash Flow from Investing Activities

Investing activities used $1.8 million for the quarter ended April 1, 2007. Cash requirements included capital expenditures of $2.8 million while proceeds from asset sales were $1.0 million. In the quarter ended April 2, 2006, cash used for investing activities was $2.1 million, which included capital expenditures of $1.3 million and capitalized software development costs of $1.0 million. The estimated capital expenditures for the full year 2007 are expected to be approximately $20.0 to $22.0 million.

Cash Flow from Financing Activities

Cash provided by financing activities was $106.7 million for the quarter ended April 1, 2007 and consisted principally of proceeds from the new senior secured credit facilities and the rights offering partially offset by repayments of long-term debt and revolving loans and expenditures for debt issuance costs. Cash used for financing activities in 2006 was $46.1 million and consisted principally of repayments of revolving loans.

Contractual Obligations

During the quarter ended April 1, 2007, there were no material changes in our contractual obligations outside of the ordinary course of business.

Off Balance Sheet Financing

We have no off balance sheet financing arrangements.

Environmental Matters

We are subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with our compliance with such laws and regulations did not have a material adverse effect on our operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded in connection with environmental matters as of April 1, 2007 was $1.4 million. Although it is possible that new information or future developments could require us to reassess our potential exposure to all pending environmental matters, including those described in Note 12 to our condensed consolidated financial statements, we believe that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on our operations, financial position, capital expenditures or competitive position.

Market Risk

Our debt securities with variable interest rates are subject to market risk for changes in interest rates. On April 1, 2007, indebtedness with variable interest rates, including $175.0 million of debt subject to a collar, aggregated $327.0 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, or to the maximum level for debt subject to a collar, annual interest expense would increase by approximately $1.8 million as of April 1, 2007.

The principal chemicals used in the manufacturing of flexible polyurethane foam are toluene diisocyanate, or “TDI” and polyol. The prices of TDI and polyol are influenced by demand, manufacturing capacity and oil and natural gas prices. Historically, the prices of raw materials have been cyclical and volatile and our principal suppliers of raw materials used in the manufacturing of flexible polyurethane foam have significantly increased the price of raw materials several times over the past several years. We attempt to offset raw material price increases through selling price increases and manufacturing process efficiencies, but have historically been only partially successful in doing so. We were able to substantially increase selling prices to customers beginning in the fourth quarter of 2005.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See the “Market Risk” section under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The Chief Executive Officer and Interim Chief Financial Officer concluded that, our disclosure controls and procedures as of the end of the period covered by this report were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

(b)	Changes in Internal Control over Financial Reporting

On April 5, 2007, we announced that we had eliminated the position of Chief Accounting Officer.

No change in our internal control over financial reporting occurred during the quarter ended April 1, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information.

Item 1.	Legal Proceedings.

Reference is made to the description of the legal proceedings contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The information from Note 12 to the condensed consolidated financial statements is incorporated herein by reference.

Item 6.	Exhibits.

10.56*	Separation Agreement, dated as of April 16, 2007, between Foamex International, Foamex L.P. and Raymond E. Mabus, Jr.
10.57*	Employment Agreement, dated as of April 16, 2007, between Foamex International, Foamex L.P. and John Johnson
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOAMEX INTERNATIONAL INC.

Date:	May 14, 2007	By:	/s/ Gregory J. Christian
Name:	Gregory J. Christian
Title:	President
(Duly Authorized Officer)

FOAMEX INTERNATIONAL INC.

Date:	May 14, 2007	By:	/s/ Stephen E. Markert, Jr.
Name:	Stephen E. Markert, Jr.
Title:	Interim Chief Financial Officer