Form 10-Q
period 2007-07-01
FOAMEX INTERNATIONAL INC
filed 2007-08-10
CIK 912908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

The number of shares of the registrant’s common stock outstanding as of August 6, 2007 was 23,478,279.

FOAMEX INTERNATIONAL INC.

INDEX

Page
Part I.	Financial Information

Item 1.	Financial Statements (unaudited).

Condensed Consolidated Statements of Operations – Quarters and Two Quarters

Ended July 1, 2007 and July 2, 2006	3

Condensed Consolidated Balance Sheets as of July 1, 2007 and December 31, 2006	4

Condensed Consolidated Statements of Cash Flows – Two Quarters Ended

July 1, 2007 and July 2, 2006	5

Notes to Condensed Consolidated Financial Statements	6

Summarized Income Statement Information of Foamex Asia Company Limited	19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results
of Operations.	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	28

Item 4.	Controls and Procedures.	28

Part II.	Other Information

Item 1.	Legal Proceedings.	29

Item 5.	Other Information.	29

Item 6.	Exhibits.	29

Signatures	30

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Quarters Ended		Two Quarters Ended

	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006

	(thousands, except per share amounts)
NET SALES	$320,846	$344,899	$638,009	$710,846

COST OF GOODS SOLD	282,475	297,545	561,180	602,376

GROSS PROFIT	38,371	47,354	76,829	108,470

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	16,265	18,657	33,841	38,585

GAIN ON SALE OF ASSETS	60	81	164	433

RESTRUCTURING CHARGES	2,403	583	2,806	5,380

INCOME FROM OPERATIONS	19,763	28,195	40,346	64,938

INTEREST AND DEBT ISSUANCE EXPENSE	(13,212)	(36,728)	(42,636)	(52,940)

INCOME FROM EQUITY INTEREST IN JOINT VENTURE	750	669	1,216	1,579

OTHER INCOME (EXPENSE), NET	377	(575)	202	(1,112)

REORGANIZATION ITEMS, NET	—	(5,135)	(8,256)	(9,239)

INCOME (LOSS) BEFORE INCOME TAXES	7,678	(13,574)	(9,128)	3,226

PROVISION (BENEFIT) FOR INCOME TAXES	127	(328)	304	(578)

NET INCOME (LOSS)	$ 7,551	$(13,246)	$ (9,432)	$ 3,804

INCOME (LOSS) PER SHARE - BASIC	$ 0.32	$ (1.44)	$ (0.47)	$ 0.41

WEIGHTED AVERAGE SHARES - BASIC	23,324	9,182	20,110	9,181

INCOME (LOSS) PER SHARE - DILUTED	$ 0.32	$ (1.44)	$ (0.47)	$ 0.40

WEIGHTED AVERAGE SHARES - DILUTED	23,374	9,182	20,110	9,589

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS	July 1, 2007	December 31, 2006
(thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents	$ 4,199	$ 5,974
Accounts receivable, net of allowances of $12,257 and $13,083	185,726	173,488
Inventories	97,119	117,625
Other current assets	22,411	23,537

Total current assets	309,455	320,624

Property, plant and equipment	339,810	345,408
Less accumulated depreciation	(235,384)	(238,414)

NET PROPERTY, PLANT AND EQUIPMENT	104,426	106,994

GOODWILL	89,041	88,795

DEBT ISSUANCE COSTS, net of accumulated amortization of $1,046 and $13,399	15,523	593

SOFTWARE COSTS, net of accumulated amortization of $13,457 and $11,732	6,284	7,859

INVESTMENT IN AND ADVANCES TO AFFILIATES	23,723	21,657

OTHER ASSETS	17,780	18,056

TOTAL ASSETS	$566,232	$564,578

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
DIP revolving credit borrowings	$ —	$ 56,331
Current portion of long-term debt	7,092	86,233
Accounts payable	102,371	90,987
Accrued employee compensation and benefits	14,968	20,928
Accrued interest	9,621	3,686
Accrued customer rebates	7,554	9,647
Cash overdrafts	4,740	10,892
Other accrued liabilities	16,913	17,933

Total current liabilities	163,259	296,637

LONG-TERM DEBT	606,823	160

ACCRUED EMPLOYEE BENEFITS	42,980	15,048

OTHER LIABILITIES	10,432	8,481

LIABILITIES SUBJECT TO COMPROMISE	—	640,645

Total liabilities	823,494	960,971

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred Stock, par value $0.01 per share:
Authorized 7,000,000 shares, none issued
Series B Preferred Stock, par value $1.00 per share in 2006	—	15
Common Stock, par value $.01 per share:
Authorized 193,000,000 shares
Issued 24,209,901 and 7,162,054 shares, respectively	242	72
Additional paid-in capital	246,722	105,641
Accumulated deficit	(441,993)	(432,561)
Accumulated other comprehensive loss	(25,043)	(32,370)
Common stock held in treasury, at cost: 885,199 shares	(27,969)	(27,969)
Shareholder note receivable	(9,221)	(9,221)

Total stockholders’ deficiency	(257,262)	(396,393)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$566,232	$564,578

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Two Quarters Ended

	July 1,	July 2,
	2007	2006

	(thousands)
OPERATING ACTIVITIES
Net income (loss)	$ (9,432)	$ 3,804
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	9,022	9,449
Impairment charges	203	1,505
Amortization of debt issuance costs and other noncash interest	2,169	3,337
Other operating activities	3,998	7,134
Accrued interest	(80,856)	38,831
Changes in operating assets and liabilities, net	(1,061)	32,302

Net cash provided by (used for) operating activities
before reorganization items	(75,957)	96,362
Cash used for reorganization items	(11,363)	(8,428)

Net cash provided by (used for) operating activities	(87,320)	87,934

INVESTING ACTIVITIES
Capital expenditures	(5,698)	(3,640)
Proceeds from sale of assets	1,233	431
Other investing activities	(140)	(1,971)

Net cash used for investing activities	(4,605)	(5,180)

FINANCING ACTIVITIES
Repayments of revolving loans, net	(24,561)	(82,380)
Proceeds from term loans	600,000	—
Repayments of long-term debt	(605,185)	(161)
Debt issuance costs	(17,100)	(120)
Net proceeds from rights offering	143,072	—
Decrease in cash overdrafts	(6,152)	(1,961)
Other	76	49

Net cash provided by (used for) financing activities	90,150	(84,573)

Net decrease in cash and cash equivalents	(1,775)	(1,819)

Cash and cash equivalents at beginning of period	5,974	7,418

Cash and cash equivalents at end of period	$ 4,199	$ 5,599

Supplemental Information:
Cash paid for interest	$121,323	$10,772

Cash paid for income taxes, net	$ 83	$ 560

Non cash mark to market adjustment for derivatives	$ 4,582	$ —

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	BANKRUPTCY EMERGENCE AND BASIS OF PRESENTATION

All share and per share amounts in the condensed consolidated financial statements and notes thereto have been retroactively restated to reflect a reverse stock split at a ratio of one-for-four which became effective on April 30, 2007.

Bankruptcy Emergence

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

On November 17, 2005, the Bankruptcy Court approved a motion authorizing a key employee retention program (the “KERP”), pertaining to 77 individuals. Distributions under the KERP were generally made on or around certain milestone dates during the chapter 11 cases and on and subsequent to the effective date of the plan of reorganization. Cash distributions pursuant to the KERP, aggregating $0.4 million, were paid in December 2005 and aggregating $1.1 million were paid in February and March 2006. Additional payments aggregating $1.1 million were paid in February 2007.

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

The Plan included payment in full in cash of amounts due, including interest under (i) the DIP Revolving Credit Facility, (ii) the DIP Term Loan, including a prepayment premium of approximately $4.3 million, (iii) the Senior Secured Notes, including a prepayment premium of $7.5 million, and (iv) the Senior Subordinated Notes. In addition, payment in full in cash, including interest, was made to holders of allowed general unsecured claims. There are several claims that are subject to pending objections in Bankruptcy Court or otherwise designated as disputed under the Plan and the Company will continue to litigate or resolve these matters, as appropriate. The Plan also provided for holders of equity interests to retain their interest and for each share of Series B preferred stock to be converted into 25 shares of common stock.

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

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	BANKRUPTCY EMERGENCE AND BASIS OF PRESENTATION (continued)

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

Adoption of New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 are applied to all tax positions accounted for under SFAS No. 109 upon initial adoption.

The Company adopted FIN 48 effective January 1, 2007 with no impact on its consolidated financial statements. There were no material adjustments for unrecognized income tax benefits in the first two quarters of 2007, and the Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

The Company is subject to U.S. Federal, Canadian and Mexican income tax, as well as income taxes of multiple state jurisdictions and Canadian provinces.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	BANKRUPTCY EMERGENCE AND BASIS OF PRESENTATION (continued)

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

On August 15, 2005, Foamex L.P. notified the trustee of its 13½% Senior Subordinated Notes that it would not remit a principal payment of $51.6 million and an interest payment of $3.5 million that were due on that date. Failure to remit the principal payment put Foamex L.P. in default under its 13½% Senior Subordinated Notes Indenture and caused Foamex L.P. to also be in default under its Senior Secured Credit Facility, Secured Term Loan, 10¾% Senior Secured Notes and 9 7/8% Senior Subordinated Notes. The holders of these other loans and notes would have been entitled to demand immediate payment absent a cure of the default. On August 14, 2005, the Company executed amendments to its Senior Secured Credit Facility and Secured Term Loan that waived the default until September 30, 2005 caused by Foamex L.P.’s failure to remit the principal and interest payments to the 13½% Senior Subordinated Note holders. All of the debt was repaid, with applicable interest, on February 12, 2007.

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

Liabilities subject to compromise at December 31, 2006 consisted of the following:

Debt	(thousands)
10 3/4% Senior Secured Notes	$300,000
9 7/8 % Senior Subordinated Notes	148,500
13 1/2% Senior Subordinated Notes	51,585
Other debt	850

Total debt	500,935
Employee benefit plans	36,190
Accounts payable	9,971
Accrued interest on liabilities subject to compromise	86,791
Accrued liabilities and other	6,758

$640,645

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2.	LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS (continued)

The Debtors incurred certain professional fees and other expenses directly associated with the bankruptcy cases. Such costs are classified as reorganization items, net in the accompanying condensed consolidated statement of operations for the two quarters ended July 1, 2007 and July 2, 2006 and the quarter ended July 2, 2006, and consist of the following:

	Two Quarters Ended		Quarter Ended

	July 1,	July 2,	July 2,
	2007	2006	2006

	(thousands)		(thousands)
Professional fees associated with bankruptcy	$(9,676)	$(9,256)	$(5,135)
Net gain on rejected contracts	1,420	17	—

	$(8,256)	$(9,239)	$(5,135)

3.	EARNINGS (LOSS) PER SHARE

The following table shows the amounts used in computing earnings (loss) per share.

	Quarters Ended		Two Quarters Ended

	July 1,	July 2,	July 1,	July 2,
	2007 (a)	2006 (a)	2007 (a)	2006 (a)

	(thousands, except per share amounts)
Basic:
Net income (loss)	$ 7,551	$(13,246)	$(9,432)	$3,804

Weighted average common shares outstanding	23,324	9,182	20,110	9,181

Net income (loss) per share	$ 0.32	$ (1.44)	$ (0.47)	$ 0.41

Diluted:
Net income (loss)	$ 7,551	$(13,246)	$(9,432)	$3,804

Weighted average common shares outstanding	23,324	9,182	20,110	9,181

Incremental shares resulting from (b)
Stock options	50	—	—	33
Convertible preferred stock	—	—	—	375

Adjusted weighted average shares	23,374	9,182	20,110	9,589

Net income (loss) per share	$ 0.32	$ (1.44)	$ (0.47)	$ 0.40

(a)

Per share data has been adjusted for all periods presented pursuant to the rights offering under the Plan (see Note 1) and for the reverse stock split at a ratio of one-for-four, which became effective on April 30, 2007.

(b)

In the two quarters ended July 1, 2007 and the quarter ended July 2, 2006, potential incremental shares were not included in the calculation of earnings per share because the Company had a net loss and these common stock equivalents would be antidilutive. In the quarter ended July 1, 2007 and the two quarters ended July 2, 2006, options to purchase 187,398 shares and 679,965 shares of common stock, respectively, were not included in the earnings per share calculation because the exercise prices of the options were greater than the average market prices and the impact would be antidilutive.

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

The Foamex International Inc. 2007 Management Incentive Plan became effective on February 12, 2007 (the “2007 Plan”). The 2007 Plan provides for the issuance of stock incentive awards, including stock, options and stock appreciation rights, for up to 2,325,000 shares of common stock. No awards have been issued as of July 1, 2007 (see Note 14).

The price and terms of options under the plans discussed above are at the discretion of the Company, except that the term of any option cannot exceed ten years.

Stock compensation expense was less than $0.1 million and $0.3 million in the quarters ended July 1, 2007 and July 2, 2006, respectively, and $0.1 million and $0.7 million in the two quarters ended July 1, 2007 and July 2, 2006, respectively. There were no tax benefits due to the valuation allowance on U.S. deferred tax assets.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.	ACCOUNTING FOR STOCK-BASED COMPENSATION (continued)

The following table includes option activity for the two quarters ended July 1, 2007.

	Two Quarters Ended July 1, 2007

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Instrinsic
	Shares	Price	Term	Value

				(thousands)
Outstanding at beginning of period	332,449	$19.45
Granted	—	$ —
Exercised	(6,208)	$15.09
Forfeited/expired	(36,394)	$18.82

Outstanding at end of period	289,847	$19.62	2.8 years	$402

Exercisable at end of period	197,397	$23.92	2.9 years	$121

Options vested and expected to vest	286,686	$19.73	2.8 years	$391

Total unrecognized compensation cost related to unvested stock option awards was $0.1 million at July 1, 2007 and is expected to be recognized over a weighted-average period of 0.6 years.

5.	RESTRUCTURING CHARGES

The following table sets forth the components of the Company’s restructuring accruals and activity for the quarter and two quarters ended July 1, 2007:

		Plant Closure	Personnel
	Total	and Leases	Reductions

	(millions)
Balance at April 2, 2007	$1.2	$0.4	$0.8
Restructuring charges	2.4	0.1	2.3
Cash spending	(1.5)	(0.2)	(1.3)

Balance at July 1, 2007	$2.1	$0.3	$1.8

Balance at January 1, 2007	$1.5	$0.8	$0.7
Restructuring charges	2.8	0.2	2.6
Cash spending	(2.2)	(0.7)	(1.5)

Balance at July 1, 2007	$2.1	$0.3	$1.8

Restructuring charges for the quarter and two quarters ended July 1, 2007 include $2.3 million of severance benefits for 49 corporate employees. Payment of these severance benefits is expected to be substantially completed in 2007.

6.	IMPAIRMENT CHARGES

In the quarters ended July 1, 2007 and July 2, 2006, the Company recorded asset impairment charges for production facilities located in the United States and Canada aggregating $0.2 million and $1.5 million, respectively. These impairment charges are included in cost of goods sold in the accompanying condensed consolidated statements of operations.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.	INVENTORIES

The components of inventories are listed below.

	July 1,	December 31,
	2007	2006

	(thousands)
Raw materials and supplies	$62,180	$ 81,191
Work-in-process	20,600	22,890
Finished goods	14,339	13,544

Total	$97,119	$117,625

8.	REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT

The components of revolving credit borrowings and long-term debt are listed below.

	July 1,	December 31,
	2007	2006

	(thousands)
DIP Revolving Credit Facility (1)	$ —	$56,331

New senior secured credit facilities (1)
Revolving credit facility	$ 31,770	$ —
First lien term loan	400,000	—
Second lien term loan	175,000	—

DIP Term Loan (1)	—	80,000
Industrial revenue bond (2)	6,000	6,000
Other	1,145	393

	613,915	86,393

Less current portion	7,092	86,233

Long-term debt	$606,823	$ 160

(1)	Subsidiary debt of Foamex L.P., guaranteed by the Company, FMXI, LLC and Foamex Canada.
(2)	Subsidiary debt of Foamex L.P.

New Senior Secured Credit Facilities

On February 12, 2007, Foamex L.P. entered into new senior secured credit facilities consisting of a $175.0 million revolving credit facility, including a sub-limit of $45.0 million for letters of credit and term loan facilities aggregating $600.0 million including $425.0 million under a first lien term loan facility and $175.0 million under a second lien term loan facility. Substantially all of the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the revolving credit facility are subject to a borrowing base formula based on eligible accounts receivable and bear interest at floating rates based upon either LIBOR or a Base Rate, as defined, including an applicable margin. The revolving credit facility will mature on February 12, 2012. Borrowings under the term loan facilities also bear interest at floating rates based upon and including a margin over either Eurodollar, as defined, or a Base Rate, as defined. The first lien term loan facility is subject to quarterly principal repayments initially equal to approximately $1.1 million, and annual excess cash flow repayments, as defined, with the balance maturing on February 12, 2013. The second lien term loan facility matures on February 12, 2014 and is subject to a prepayment premium of 2.0% during the first year and 1.0% during the second year. Foamex L.P. capitalized debt issuance costs of $17.1 million relating to the facilities, which is being amortized over the life of the debt using the effective interest method.

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

Foamex L.P. is subject to a leverage ratio covenant, as defined, under both term loan facilities and an interest coverage ratio covenant, as defined, under the first lien term loan facility as well as an annual capital expenditure maximum under the first lien term loan and the revolving credit facilities. Foamex L.P. was in compliance with the leverage ratio, interest coverage ratio, and the annual capital expenditure maximum as of July 1, 2007.

On April 12, 2007, Foamex L.P. prepaid $25.0 million of principal on the first lien term loan, a portion of which was applied to the next four quarterly principal repayments commencing June 2007 and pro rata to all remaining principal repayments. As a result of the prepayment, the quarterly principal repayments will be approximately $1.0 million commencing June 2008.

On February 27, 2007, Foamex L.P. entered into interest rate swap and “no cost” collar contracts which took effect on March 12, 2007. The interest rate swap contracts have a life of five years plus 35 days with a notional amount of $300.0 million at inception reducing annually on April 15 beginning in 2008, to $250 million, $200 million, $100 million, and $75 million, respectively, in which Foamex L.P. will receive interest at a variable rate equal to three-month LIBOR and pay interest at a fixed rate of 4.93%. The collar contracts have a life of five years plus 35 days with a notional amount of $175 million at inception reducing to $125 million on April 15, 2011. The collar contracts limit the variability of the interest rate risk on three-month LIBOR with a cap of 5.50% and a floor of 4.35%. Foamex L.P. has determined the interest rate swaps (from inception) and the collars (as of April 15, 2007) to be effective hedges under the guidance of Statement of Financial Accounting Standard No. 133, “Accounting for Derivatives and Hedging Activities.” As a result of these transactions, Foamex L.P. has fixed the rate on 52% of the amount borrowed under the term loans at July 1, 2007 with 30% subject to the collar. The remaining 18% will continue to have variable rates. As of July 1, 2007, Foamex L.P. recorded mark to market adjustment on these derivatives aggregating approximately $4.6 million included in other assets and as a reduction of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet.

At July 1, 2007, Foamex L.P. had $83.2 million of available borrowings under the revolving credit facility and $21.0 million of letters of credit outstanding. Weighted average interest rates at July 1, 2007 were 7.93%, 7.60% and 10.11% under the revolving credit facility, first lien term loan and second lien term loan, respectively.

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

Industrial Revenue Bond (“IRB”)

IRB debt includes a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At July 1, 2007 and December 31, 2006, the interest rates on the bond were 3.77% and 3.96%, respectively. The maximum interest rate for the IRB is 15.0% per annum. If Foamex L.P. exercises its option to convert the bond to a fixed interest rate structure, the IRB is redeemable at the option of the bondholders. In addition, at any time prior to conversion to a fixed interest rate structure, bondholders upon notice to the bond trustee and the remarketing agent may place the bonds for sale. If the remarketing agent is not successful in reselling the bonds before settlement is due on bonds placed for sale, the bond trustee may draw on a letter of credit issued under the Revolving Credit Facility to repay the bondholders for the bonds placed for sale until the bonds can be resold by the remarketing agent. Pursuant to this arrangement, the IRB is classified as current in the accompanying condensed consolidated balance sheets at July 1, 2007 and December 31, 2006. The obligation is collateralized by certain assets, which have an approximate net carrying value of $4.4 million at July 1, 2007 and by a letter of credit in the amount of $6.3 million.

Maturities

Scheduled maturities of revolving credit borrowings and long-term debt as of July 1, 2007 are shown below (thousands):

2007	$ 984
2008	2,178
2009	5,053
2010	4,041
2011	4,041
Thereafter	597,618

Total	$613,915

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.	RETIREE BENEFIT PLANS

Components of net periodic pension benefit cost are listed below:

	Quarters Ended		Two Quarters Ended

	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006

	(thousands)
Service cost	$ 928	$ 1,252	$ 2,133	$ 2,696
Interest cost	2,121	2,097	4,230	4,163
Expected return on plan assets	(2,532)	(2,182)	(5,096)	(4,319)
Amortization of transition assets	(38)	(15)	(38)	(38)
Amortization of prior service benefit	(65)	(25)	(14)	(45)
Amortization of net loss	591	851	1,150	1,634
Bankruptcy adjustment (a)	—	—	(1,360)	—

Net periodic pension benefit cost	$ 1,005	$ 1,978	$ 1,005	$ 4,091

(a)	Reflects benefits under the supplemental executive retirement plan that were eliminated in connection with the Plan.

The Company anticipates pension plan contributions of $11.6 million for fiscal 2007, which is lower than previous estimates due to valuation updates. During the quarter and two quarters ended July 1, 2007, the Company contributed $3.5 million and $6.5 million, respectively.

10.	INCOME TAXES

The 2007 tax provision represents U.S. alternative minimum tax and certain state and foreign taxes. The 2006 tax benefit was generated by loss carrybacks in Canada reduced by U.S. alternative minimum tax and other state and foreign taxes.

The loss before income taxes for the two quarters ended July 1, 2007 included nondeductible fees related to the bankruptcy and included prepayment premiums on certain debt paid on the Effective Date of the Plan. In accordance with SFAS No. 109 and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods – an Interpretation of APB Opinion No. 28” (“FIN 18”), the Company has continued to maintain a full valuation allowance for its U.S. deferred tax assets which primarily represent net operating loss carryforwards (“NOLs”). Such NOLs aggregated approximately $288.7 million at December 31, 2006 and are expected to be available to fully offset U.S. taxable income, if any, for the full year 2007. If, and to the extent NOLs are utilized, the Company will reverse a portion of its valuation allowance for U.S. deferred tax assets.

In June 2001, the Company had an ownership change as defined in IRC Section 382 and, accordingly, the Company is limited (on an annual basis) to approximately $21.0 million of NOL utilization for approximately $57.0 million of its U.S. NOLs. The Company continues to evaluate whether an ownership change occurred on or near the Effective Date of the Plan. Regardless of whether such an ownership change occurred, the Company does not expect the amount of any resulting limitation on the use of NOLs to have a significant impact on its cash flows or financial position.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11.	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are listed below.

	Quarters Ended		Two Quarters Ended

	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006

	(thousands)
Net income (loss)	$ 7,551	$(13,246)	$(9,432)	$ 3,804
Retirement benefit plans	912	—	912	(2,532)
Foreign currency translation adjustments	1,243	665	1,833	1,058
Fair value adjustment on derivatives	4,952	—	4,582	—

Total comprehensive income (loss)	$14,658	$(12,581)	$(2,105)	$ 2,330

12.	SEGMENT RESULTS

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

Segment results are presented below.

		Carpet
	Foam	Cushion	Automotive	Technical
	Products	Products	Products	Products	Other	Total

Quarter ended July 1, 2007	(thousands)
Net sales	$108,320	$34,848	$144,435	$33,514	$ (271)	$320,846
Income (loss) from operations	$ 11,933	$ 2,804	$ 9,051	$ 7,933	$(11,958)	$ 19,763
Depreciation and amortization	$ 1,591	$ 261	$ 914	$ 673	$ 1,100	$ 4,539

Quarter ended July 2, 2006
Net sales	$142,986	$52,180	$112,800	$36,659	$ 274	$344,899
Income (loss) from operations	$ 26,842	$ 607	$ 7,213	$ 9,980	$(16,447)	$ 28,195
Depreciation and amortization	$ 1,533	$ 251	$ 1,114	$ 607	$ 1,395	$ 4,900

Two Quarters ended July 1, 2007
Net sales	$238,597	$68,068	$262,326	$69,249	$ (231)	$638,009
Income (loss) from operations	$ 30,753	$ 751	$ 16,157	$16,391	$(23,706)	$ 40,346
Depreciation and amortization	$ 3,065	$ 607	$ 1,745	$ 1,338	$ 2,267	$ 9,022

Two Quarters ended July 2, 2006
Net sales	$316,720	$94,654	$223,901	$75,258	$ 313	$710,846
Income (loss) from operations	$ 65,710	$ (1,672)	$ 15,518	$20,187	$(34,805)	$ 64,938
Depreciation and amortization	$ 3,265	$ 490	$ 2,023	$ 1,194	$ 2,477	$ 9,449

13.	COMMITMENTS AND CONTINGENCIES

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

As of July 1, 2007, the Company had accrued approximately $1.0 million for litigation and other legal matters in addition to the environmental matters discussed below.

Environmental and Health and Safety

The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of July 1, 2007, the Company had accruals of approximately $1.4 million for environmental matters, including approximately $1.3 million related to remediating and monitoring soil and groundwater contamination and approximately $0.1 million related to a site where it has been designated as a PRP. Additional losses, if any, in excess of amounts currently accrued, cannot be reasonably estimated at this time. If there are additional matters or if our current estimates are incorrect, there could be a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

On July 24, 2007, the Company announced that it would close its Eddystone, PA plant and consolidate the operations of its Technical Products Group in Fort Wayne, IN. The Company expects to incur exit related costs aggregating approximately $8.1 million, including depreciation and other noncash charges of $2.1 million, in 2007 and the first quarter of 2008.

In July and August 2007, the Company awarded 15,143 shares of common stock, 138,434 shares of restricted common stock and options to purchase 227,151 shares of common stock to directors, executive officers and certain key employees in accordance with the Foamex International Inc. 2007 Management Incentive Plan.

On August 6, 2007, the Company announced that it entered into a definitive agreement to sell its 70% equity interest in Foamex Asia Co., Ltd. to its joint venture partner. The net cash proceeds of the transaction are expected to be approximately $22.0 million, after expenses, and the Company expects to record a pretax gain of approximately $2.0 million when the transaction is complete, which is expected to be in the third quarter of 2007.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

SUMMARIZED INCOME STATEMENT INFORMATION OF FOAMEX ASIA COMPANY LIMITED

(in Baht)

(unaudited)

	Quarters Ended		Two Quarters Ended

	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Net sales	507,621,895	487,516,727	1,056,045,848	1,019,435,584

Net income	30,251,339	35,149,484	60,975,792	86,224,004

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Bankruptcy Emergence

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

On November 17, 2005, the Bankruptcy Court approved a motion authorizing a key employee retention program (the “KERP”), pertaining to 77 individuals. Distributions under the KERP were generally made on or around certain milestone dates during the chapter 11 cases and on and subsequent to the effective date of the plan of reorganization. Cash distributions pursuant to the KERP, aggregating $0.4 million, were paid in December 2005 and aggregating $1.1 million were paid in February and March 2006. Additional payments aggregating $1.1 million were paid in February 2007.

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

The Plan included payment in full in cash of amounts due, including interest under (i) the DIP Revolving Credit Facility, (ii) the DIP Term Loan, including a prepayment premium of approximately $4.3 million, (iii) the Senior Secured Notes, including a prepayment premium of $7.5 million, and (iv) the Senior Subordinated Notes. In addition, payment in full in cash, including interest, was made to holders of allowed general unsecured claims. There are several claims that are subject to pending objections in Bankruptcy Court or otherwise designated as disputed under the Plan and we will continue to litigate or resolve these matters, as appropriate. The Plan also provided for holders of equity interests to retain their interest and for each share of Series B preferred stock to be converted into 25 shares of common stock.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JULY 1, 2007 COMPARED TO THE QUARTER ENDED JULY 2, 2006

		Carpet
	Foam	Cushion	Automotive	Technical
	Products	Products	Products	Products	Other	Total

Quarter ended July 1, 2007	(thousands)
Net sales	$108,320	$34,848	$144,435	$33,514	$ (271)	$320,846
Income (loss) from operations	$ 11,933	$ 2,804	$ 9,051	$ 7,933	$(11,958)	$ 19,763
Depreciation and amortization	$ 1,591	$ 261	$ 914	$ 673	$ 1,100	$ 4,539
Income (loss) from operations
as a percentage of net sales	11.0%	8.0%	6.3%	23.7%	n.m.*	6.2%

Quarter ended July 2, 2006
Net sales	$142,986	$52,180	$112,800	$36,659	$ 274	$344,899
Income (loss) from operations	$ 26,842	$ 607	$ 7,213	$ 9,980	$(16,447)	$ 28,195
Depreciation and amortization	$ 1,533	$ 251	$ 1,114	$ 607	$ 1,395	$ 4,900
Income (loss) from operations
as a percentage of net sales	18.8%	1.2%	6.4%	27.2%	n.m.*	8.2%

* not meaningful

Income from Operations

Net sales for the quarter ended July 1, 2007 decreased 7% to $320.8 million from $344.9 million in the quarter ended July 2, 2006. Lower sales volumes in the Foam Products and Carpet Cushion Products segments were partially offset by higher sales volumes in the Automotive Products segment due to a new lamination contract.

Gross profit was $38.4 million, or 12.0% of net sales, in the quarter ended July 1, 2007 compared to $47.4 million, or 13.7% of net sales, in the 2006 period. The decrease was primarily attributable to the lower sales volume. Gross profit was reduced by asset impairment charges of $0.2 million in 2007 and $1.5 million in 2006.

Income from operations for the quarter ended July 1, 2007 was $19.8 million, or 6.2% of net sales, an $8.4 million decrease from $28.2 million, or 8.2% of net sales, reported during the 2006 period. The $9.0 million decrease in gross profit was partially offset by lower selling, general and administrative expenses which decreased by $2.4 million, or 13%, due principally to lower professional fees. Restructuring charges were $2.4 million in the 2007 period and $0.6 million in the 2006 period.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Foam Products

Foam Products net sales for the quarter ended July 1, 2007 decreased 24% to $108.3 million from $143.0 million in the 2006 period primarily due to a 19% decrease in overall volume and 7% lower average selling prices, partially due to product mix. Income from operations decreased $14.9 million, to $11.9 million in the quarter ended July 1, 2007 from $26.8 million in the 2006 period principally as a result of the reduced volumes and lower average selling prices. Income from operations was 11.0% of net sales in 2007 and 18.8% of net sales in 2006.

Carpet Cushion Products

Carpet Cushion Products net sales for the quarter ended July 1, 2007 decreased 33% to $34.8 million from $52.2 million in the 2006 period due to a 29% decline in volume, reflecting very soft market conditions and a 7% decline in average selling prices. Income from operations was $2.8 million in the quarter ended July 1, 2007 compared to income from operations of $0.6 million in the 2006 period as lower average raw material costs more than offset lower net sales. Income from operations was 8.0% of net sales in 2007 and 1.2% of net sales in 2006.

Automotive Products

Automotive Products net sales for the quarter ended July 1, 2007 increased 28% to $144.4 million from $112.8 million in the 2006 period primarily as a result of revenues from a new lamination contract. Income from operations increased $1.8 million to $9.1 million primarily due to the increased revenue and lower manufacturing costs. Income from operations was 6.3% of net sales in 2007 and 6.4% of net sales in 2006.

Technical Products

Technical Products net sales for the quarter ended July 1, 2007 decreased 9% to $33.5 million from $36.7 million in the 2006 period primarily due to lower volumes. Income from operations decreased $2.1 million to $7.9 million in 2007 compared to $10.0 million in 2006 primarily as a result of the lower sales volume. Income from operations was 23.7% of net sales in 2007 and 27.2% of net sales in 2006.

Other

Other primarily consists of corporate expenses not allocated to business segments, restructuring charges, impairment charges, and gains on sales of assets. The loss from operations was $12.0 million in 2007, which included $2.4 million of restructuring charges and $0.2 million of asset impairment charges, and $16.4 million in 2006 which included restructuring charges of $0.6 million and asset impairment charges of $1.5 million. Corporate expenses not allocated to business segments were lower in the 2007 period partially due to lower salaries and professional fees.

Interest and Debt Issuance Expense

Interest and debt issuance expense was $13.2 million in the quarter ended July 1, 2007, which represented a $23.5 million decrease from the 2006 period expense of $36.7 million which included the accrual of $12.8 million of interest on subordinated debt in the 2006 period that was applicable to the period from September 19, 2005 through April 2, 2006 in accordance with SOP 90-7.

Other Income (Expense), Net

Other income, net was $0.4 million for the quarter ended July 1, 2007 compared to other expense, net of $0.6 million for the quarter ended July 2, 2006.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Reorganization Items, Net

On September 19, 2005, we filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. During the quarter ended July 2, 2006, we incurred professional fees associated with the bankruptcy and recorded gains from rejection of certain contracts resulting in net expense of $5.1 million.

Income Taxes

The 2007 tax provision represents U.S. alternative minimum tax and certain state and foreign taxes. The 2006 tax benefit was generated by loss carrybacks in Canada reduced by U.S. alternative minimum tax and other state and foreign taxes.

In accordance with SFAS No. 109 and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods – an Interpretation of APB Opinion No. 28” (“FIN 18”), we have continued to maintain a full valuation allowance for our U.S. deferred tax assets which primarily represent net operating loss carryforwards (“NOLs”). Such NOLs aggregated approximately $288.7 million at December 31, 2006 and are expected to be available to fully offset U.S. taxable income, if any, for the full year 2007. If, and to the extent NOLs are utilized, we will reverse a portion of our valuation allowance for U.S. deferred tax assets.

In June 2001, we had an ownership change as defined in IRC Section 382 and, accordingly, we are limited (on an annual basis) to approximately $21.0 million of NOL utilization for approximately $57.0 million of our U.S. NOLs. We continue to evaluate whether an ownership change occurred on or near the Effective Date of the Plan. Regardless of whether such an ownership change occurred, we do not expect the amount of any resulting limitation on the use of NOLs to have a significant impact on our cash flows or financial position.

RESULTS OF OPERATIONS FOR THE TWO QUARTERS ENDED JULY 1, 2007 COMPARED TO THE TWO QUARTERS ENDED JULY 2, 2006.

		Carpet
	Foam	Cushion	Automotive	Technical
	Products	Products	Products	Products	Other	Total

Two Quarters ended July 1, 2007 (thousands)
Net sales	$238,597	$68,068	$262,326	$69,249	$ (231)	$638,009
Income (loss) from operations	$ 30,753	$ 751	$ 16,157	$16,391	$(23,706)	$ 40,346
Depreciation and amortization	$ 3,065	$ 607	$ 1,745	$ 1,338	$ 2,267	$ 9,022
Income (loss) from operations
as a percentage of net sales	12.9%	1.1%	6.2%	23.7%	n.m*	6.3%

Two Quarters ended July 2, 2006
Net sales	$316,720	$94,654	$223,901	$75,258	$ 313	$710,846
Income (loss) from operations	$ 65,710	$ (1,672)	$ 15,518	$20,187	$(34,805)	$ 64,938
Depreciation and amortization	$ 3,265	$ 490	$ 2,023	$ 1,194	$ 2,477	$ 9,449
Income (loss) from operations
as a percentage of net sales	20.7%	(1.8)%	6.9%	26.8%	n.m.*	9.1%

*not meaningful

Income from Operations

Net sales for the two quarters ended July 1, 2007 decreased 10% to $638.0 million from $710.8 million in the two quarters ended July 1, 2006. Lower sales volumes in the Foam Products and Carpet Cushion Products segments were partially offset by higher sales volumes in the Automotive Products segment due to a new lamination contract.

Gross profit was $76.8 million, or 12.0% of net sales, in the two quarters ended July 1, 2007 compared to $108.5 million, or 15.3% of net sales, in the 2006 period. The decrease was primarily attributable to the lower sales volumes. Gross profit was reduced by asset impairment charges of $0.2 million in 2007 and $1.5 million in 2006.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Income from operations for the two quarters ended July 1, 2007 was $40.3 million, or 6.3% of net sales, a $24.6 million decrease from $64.9 million, or 9.1% of net sales, reported during the 2006 period. The $31.6 million decrease in gross profit was partially offset by lower selling, general and administrative expenses which decreased by $4.7 million, or 12%, due principally to lower professional fees and salary costs. Restructuring charges were $2.8 million in the 2007 period and $5.4 million in the 2006 period.

Foam Products

Foam Products net sales for the two quarters ended July 1, 2007 decreased 25% to $238.6 million from $316.7 million in the 2006 period primarily due to a 20% decrease in overall volume and 6% lower average selling prices, partially due to product mix. Income from operations decreased $34.9 million, to $30.8 million in the two quarters ended July 1, 2007 from $65.7 million in the 2006 period principally due to reduced volumes and lower average selling prices. Income from operations was 12.9% of net sales in 2007 and 20.7% of net sales in 2006.

Carpet Cushion Products

Carpet Cushion Products net sales for the two quarters ended July 1, 2007 decreased 28% to $68.1 million from $94.7 million in the 2006 period primarily due to a 31% decline in volume, reflecting very soft market conditions, partially offset by slightly higher average selling prices. Income from operations was $0.8 million in the two quarters ended July 1, 2007 compared to a loss from operations of $1.7 million in the 2006 period as lower average raw material costs and lower overhead costs more than offset lower net sales. Income from operations was 1.1% of net sales in 2007 and loss from operations was 1.8% of net sales in 2006.

Automotive Products

Automotive Products net sales for the two quarters ended July 1, 2007 increased 17% to $262.3 million from $223.9 million in the 2006 period as a result of revenues from a new lamination contract. Income from operations increased $0.6 million to $16.2 million as the increased revenue and lower manufacturing costs were offset by startup expenses on new business. Income from operations was 6.2% of net sales in 2007 and 6.9% of net sales in 2006.

Technical Products

Net sales for Technical Products for the two quarters ended July 1, 2007 decreased 8% to $69.2 million from $75.3 million in the 2006 period primarily due to lower volumes. Income from operations decreased $3.8 million to $16.4 million in 2007 compared to $20.2 million in 2006 primarily due to the lower sales volumes and increased operating costs. Income from operations was 23.7% of net sales in 2007 compared to 26.8% of net sales in 2006.

Other

Other primarily consists of corporate expenses not allocated to business segments, restructuring charges, impairment charges and gains on sales of assets. The loss from operations was $23.7 million in 2007, which included $2.8 million of restructuring charges, and $34.8 million in 2006 which included restructuring charges of $5.4 million. Corporate expenses not allocated to business segments were lower in the 2007 period partially due to lower salaries and professional fees.

Interest and Debt Issuance Expense

Interest and debt issuance expense was $42.6 million in the two quarters ended July 1, 2007, which represented a 19% decrease from the 2006 period expense of $52.9 million which included an accrual of $6.5 million of interest on subordinated debt for the period from September 19, 2005 through January 1, 2006 in accordance with SOP 90-7.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Other Income (Expense), Net

Other income, net was $0.2 million for the two quarters ended July 1, 2007 compared to other expense, net of $1.1 million for the two quarters ended July 2, 2006.

Reorganization Items, Net

On September 19, 2005, we filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. During the two quarters ended July 1, 2007 and July 2, 2006 we incurred professional fees associated with the bankruptcy resulting in net expense of $8.3 million and $9.2 million, respectively.

Income Taxes

The 2007 tax provision represents alternative minimum tax and certain state and foreign taxes. The 2006 tax benefit was generated by loss carrybacks in Canada reduced by U.S. alternative minimum tax and other state and foreign taxes.

The loss before income taxes for the two quarters ended July 1, 2007 included nondeductible fees related to the bankruptcy and included prepayment premiums on certain debt paid on the Effective Date of the Plan. In accordance with SFAS No. 109 and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods – an Interpretation of APB Opinion No. 28” (“FIN 18”), we have continued to maintain a full valuation allowance for our U.S. deferred tax assets which primarily represent net operating loss carryforwards (“NOLs”). Such NOLs aggregated approximately $288.7 million at December 31, 2006 and are expected to be available to fully offset U.S. taxable income, if any, for the full year 2007. If, and to the extent NOLs are utilized, we will reverse a portion of our valuation allowance for U.S. deferred tax assets.

In June 2001, we had an ownership change as defined in IRC Section 382 and, accordingly, we are limited (on an annual basis) to approximately $21.0 million of NOL utilization for approximately $57.0 million of our U.S. NOLs. We continue to evaluate whether an ownership change occurred on or near the Effective Date of the Plan. Regardless of whether such an ownership change occurred, we do not expect the amount of any resulting limitation on the use of NOLs to have a significant impact on our cash flows or financial position.

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

Cash and cash equivalents were $4.2 million at July 1, 2007 compared to $6.0 million at December 31, 2006. Working capital at July 1, 2007 was $146.2 million and the current ratio was 1.90 to 1 compared to working capital at December 31, 2006 of $24.0 million and a current ratio of 1.08 to 1. The current ratio improvement was primarily due to the repayment of the DIP Revolving Credit Facility and DIP Term Loan, which were classified as current liabilities at December 31, 2006.

Total long-term debt and revolving credit borrowings at July 1, 2007 were $613.9 million, down $29.7 million from December 31, 2006. As of July 1, 2007, there were $31.8 million of revolving credit borrowings with $83.2 million available for borrowings and $21.0 million of letters of credit outstanding. Revolving credit borrowings at July 1, 2007 reflect working capital requirements.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

New Senior Secured Credit Facilities

On February 12, 2007, Foamex L.P. entered into new senior secured credit facilities consisting of a $175.0 million revolving credit facility, including a sub-limit of $45.0 million for letters of credit and term loan facilities aggregating $600.0 million including $425.0 million under a first lien term loan facility and $175.0 million under a second lien term loan facility. Substantially all of the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the revolving credit facility are subject to a borrowing base formula based on eligible accounts receivable and bear interest at floating rates based upon either LIBOR or a Base Rate, as defined, including an applicable margin. The revolving credit facility will mature on February 12, 2012. Borrowings under the term loan facilities also bear interest at floating rates based upon and including a margin over either Eurodollar, as defined, or a Base Rate, as defined. The first lien term loan facility is subject to quarterly principal repayments initially equal to approximately $1.1 million, and annual excess cash flow repayments, as defined, with the balance maturing on February 12, 2013. The second lien term loan facility matures on February 12, 2014 and is subject to a prepayment premium of 2.0% during the first year and 1.0% during the second year. Foamex L.P. capitalized debt issuance costs of $17.1 million relating to the facilities, which are being amortized over the life of the debt using the effective interest method.

Foamex L.P. borrowed approximately $13.4 million under the $175.0 million revolving credit facility and the full amounts of the first lien term loan facility and second lien term loan facility on February 12, 2007 to pay amounts due under the Plan. The initial weighted average interest rates were 8.25%, 7.57% and 10.07%, respectively.

Foamex L.P. is subject to a leverage ratio covenant, as defined, under both term loan facilities and an interest coverage ratio covenant, as defined, under the first lien term loan facility as well as an annual capital expenditure maximum under the first lien term loan and the revolving credit facilities. Foamex L.P. was in compliance with the leverage ratio, interest coverage ratio, and the annual capital expenditure maximum as of July 1, 2007.

On April 12, 2007, Foamex L.P. prepaid $25.0 million of principal on the first lien term loan, a portion of which was applied to the next four quarterly principal repayments commencing June 2007 and pro rata to all remaining principal repayments. As a result of the prepayment, the quarterly principal repayments will be approximately $1.0 million commencing June 2008.

On February 27, 2007, Foamex L.P. entered into interest rate swap and “no cost” collar contracts which took effect on March 12, 2007. The interest rate swap contracts have a life of five years plus 35 days with a notional amount of $300.0 million at inception reducing annually on April 15 beginning in 2008, to $250 million, $200 million, $100 million, and $75 million, respectively, in which Foamex L.P. will receive interest at a variable rate equal to three-month LIBOR and pay interest at a fixed rate of 4.93%. The collar contracts have a life of five years plus 35 days with a notional amount of $175 million at inception reducing to $125 million on April 15, 2011. The collar contracts limit the variability of the interest rate risk on three-month LIBOR with a cap of 5.50% and a floor of 4.35%. Foamex L.P. has determined the interest rate swaps (from inception) and the collars (as of April 15, 2007) to be effective hedges under the guidance of Statement of Financial Accounting Standard No. 133, “Accounting for Derivatives and Hedging Activities.” As a result of these transactions, Foamex L.P. has fixed the rate on 52% of the amount borrowed under the term loans at July 1, 2007 with 30% subject to the collar. The remaining 18% will continue to have variable rates. Weighted average interest rates at July 1, 2007 were 7.93%, 7.60% and 10.11% under the revolving credit facility, first lien term loan and second lien term loan, respectively.

We anticipate contributing approximately $11.6 million to our pension plans in 2007 with $6.5 million contributed during the two quarters ended July 1, 2007.

Cash Flow from Operating Activities

Cash used for operating activities was $87.3 million for the two quarters ended July 1, 2007 compared to $87.9 million of cash provided by operating activities for the two quarters ended July 2, 2006. Net income adjusted for noncash charges decreased by $20.9 million in the 2007 period compared to the 2006 period. In addition, cash

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

payments for interest were $110.6 million greater in the 2007 period than in the 2006 period as we paid accrued interest on liabilities subject to compromise aggregating $91.8 million and prepayment premiums aggregating $11.8 million on the Effective Date.

Cash Flow from Investing Activities

Investing activities used $4.6 million for the two quarters ended July 1, 2007. Cash requirements included capital expenditures of $5.7 million while proceeds from asset sales were $1.2 million. In the two quarters ended July 2, 2006, cash used for investing activities was $5.2 million, which included capital expenditures of $3.6 million and capitalized software development costs of $2.0 million. The estimated capital expenditures for the full year 2007 are expected to be approximately $13.0 to $16.0 million.

Cash Flow from Financing Activities

Cash provided by financing activities was $90.2 million for the two quarters ended July 1, 2007 and consisted principally of proceeds from the new senior secured credit facilities and the rights offering used principally for repayments of long-term debt and revolving loans and expenditures for debt issuance costs. Cash used for financing activities in 2006 was $84.6 million and consisted principally of repayments of revolving loans.

Contractual Obligations

During the two quarters ended July 1, 2007, there were no material changes in our contractual obligations outside of the ordinary course of business.

Off Balance Sheet Financing

We have no off balance sheet financing arrangements.

Environmental Matters

We are subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with our compliance with such laws and regulations did not have a material adverse effect on our operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded in connection with environmental matters as of July 1, 2007 was $1.4 million. Although it is possible that new information or future developments could require us to reassess our potential exposure to all pending environmental matters, including those described in Note 13 to our condensed consolidated financial statements, we believe that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on our operations, financial position, capital expenditures or competitive position.

Market Risk

Our debt securities with variable interest rates are subject to market risk for changes in interest rates. On July 1, 2007, indebtedness with variable interest rates, including $175.0 million of debt subject to a collar, aggregated $313.0 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, or to the maximum level for debt subject to a collar, annual interest expense would increase by approximately $1.6 million as of July 1, 2007.

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

(b)	Changes in Internal Control over Financial Reporting

On April 5, 2007, we announced that, in connection with certain organizational changes in our Corporate Accounting Department, we had eliminated the position of Chief Accounting Officer.

No change in our internal control over financial reporting occurred during the quarter ended July 1, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information.

Item 1.	Legal Proceedings.

Reference is made to the description of the legal proceedings contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The information from Note 13 to the condensed consolidated financial statements is incorporated herein by reference.

Item 5.	Other Information.

Sale of Interest in Foamex Asia

On August 6, 2007, the Company entered into a definitive agreement to sell its majority equity interest in Foamex Asia Co., Ltd. (“Foamex Asia”) to Hua Kee Company Limited (“Hua Kee”). Hua Kee is the Company’s joint venture partner in Foamex Asia.

After taxes, transaction costs and the satisfaction of various obligations associated with the transaction, the Company expects to net approximately $22 million of cash from the transaction. The Company intends to use the cash proceeds from the transaction to pay down debt. The Company expects to record a pre-tax gain of approximately $2 million in the third quarter of 2007.

The transaction is anticipated to close within thirty days of execution, subject to Thai government approval.

Item 6.	Exhibits.

3.8.1(a)	Amended and Restated By-Laws of Foamex International Inc.
10.60*	Employment Agreement, dated as of August 6, 2007, between Foamex International Inc., Foamex L.P. and Robert Larney.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(a)	Incorporated herein by reference to the Exhibit to the Form 8-K of Foamex International Inc. reporting an event that occurred on April 14, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOAMEX INTERNATIONAL INC.

Date: August 10, 2007	By: /s/ John G. Johnson Jr.
Name: John G. Johnson, Jr.
Title: Chief Executive Officer

FOAMEX INTERNATIONAL INC.

Date: August 10, 2007	By: /s/ Stephen E. Markert, Jr.
Name: Stephen E. Markert, Jr.
Title: Interim Chief Financial Officer