Form 10-Q
period 2007-09-30
FOAMEX INTERNATIONAL INC
filed 2007-11-13
CIK 912908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of the registrant’s common stock outstanding as of November 6, 2007 was 23,487,004.

FOAMEX INTERNATIONAL INC.

INDEX

Page
Part I.	Financial Information

Item 1.	Financial Statements (unaudited).

Condensed Consolidated Statements of Operations – Quarters and Three Quarters

Ended September 30, 2007 and October 1, 2006	3

Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	4

Condensed Consolidated Statements of Cash Flows – Three Quarters Ended

September 30, 2007 and October 1, 2006	5

Notes to Condensed Consolidated Financial Statements	6

Summarized Income Statement Information of Foamex Asia Co. Ltd.	21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results
of Operations.	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	31

Item 4.	Controls and Procedures.	31

Part II.	Other Information

Item 1.	Legal Proceedings.	32

Item 5.	Other Information.	32

Item 6.	Exhibits.	32

Signatures	33

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Quarters Ended		Three Quarters Ended

	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006

	(thousands, except per share amounts)
NET SALES	$290,819	$313,633	$905,509	$990,181

COST OF GOODS SOLD (including asset impairment charges of $1,095 and $1,298 in the 2007 periods and $79 and $1,584 in the 2006 periods)	256,712	260,276	794,257	829,076

GROSS PROFIT	34,107	53,357	111,252	161,105

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	18,269	22,624	51,538	60,533

GAIN ON SALE OF ASSETS	67	276	231	709

RESTRUCTURING CHARGES	3,687	1,498	6,493	6,878

INCOME FROM OPERATIONS	12,218	29,511	53,452	94,403

INTEREST AND DEBT ISSUANCE EXPENSE	(12,804)	(21,715)	(55,440)	(74,655)

INCOME FROM EQUITY INTEREST IN JOINT VENTURE	4,349	681	5,565	2,260

OTHER INCOME (EXPENSE), NET	(394)	271	(192)	(841)

REORGANIZATION ITEMS, NET	—	(3,672)	(8,256)	(12,911)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,369	5,076	(4,871)	8,256

PROVISION FOR INCOME TAXES	3,299	609	3,603	31

INCOME (LOSS) FROM CONTINUING OPERATIONS	70	4,467	(8,474)	8,225

INCOME (LOSS) FROM DISCONTINUED OPERATIONS (including loss on disposition of $272 in the 2007 periods)	67	2,928	(821)	2,974

NET INCOME (LOSS)	$ 137	$ 7,395	$ (9,295)	$ 11,199

INCOME (LOSS) PER SHARE – BASIC:
INCOME (LOSS) FROM CONTINUING OPERATIONS	$ 0.01	$ 0.48	$ (0.40)	$ 0.90
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	0.00	0.32	(0.04)	0.32

NET INCOME (LOSS)	$ 0.01	$ 0.80	$ (0.44)	$ 1.22

INCOME (LOSS) PER SHARE – DILUTED:
INCOME (LOSS) FROM CONTINUING OPERATIONS	$ 0.01	$ 0.46	$ (0.40)	$ 0.86
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	0.00	0.31	(0.04)	0.31

NET INCOME (LOSS)	$ 0.01	$ 0.77	$ (0.44)	$ 1.17

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS	September 30, 2007	December 31, 2006
(thousands, except share data)

CURRENT ASSETS
Cash and cash equivalents	$ 16,928	$ 5,974
Accounts receivable, net of allowances of $15,274 and $13,083	187,983	173,488
Inventories	96,507	117,625
Other current assets	16,145	23,537

Total current assets	317,563	320,624

Property, plant and equipment	326,047	345,408
Less accumulated depreciation	(230,116)	(238,414)

NET PROPERTY, PLANT AND EQUIPMENT	95,931	106,994

GOODWILL	89,211	88,795

DEBT ISSUANCE COSTS, net of accumulated amortization of $1,732 and $13,399	14,938	593

SOFTWARE COSTS, net of accumulated amortization of $14,614 and $11,732	5,128	7,859

INVESTMENT IN AND ADVANCES TO AFFILIATES	—	21,657

OTHER ASSETS	6,662	18,056

TOTAL ASSETS	$529,433	$564,578

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
DIP revolving credit borrowings	$ —	$ 56,331
Current portion of long-term debt	15,913	86,233
Accounts payable	104,033	90,987
Accrued employee compensation and benefits	14,977	20,928
Accrued interest	9,089	3,686
Accrued customer rebates	6,588	9,647
Cash overdrafts	3,063	10,892
Other accrued liabilities	19,814	17,933

Total current liabilities	173,477	296,637

LONG-TERM DEBT	565,330	160

ACCRUED EMPLOYEE BENEFITS	41,539	15,048

OTHER LIABILITIES	13,877	8,481

LIABILITIES SUBJECT TO COMPROMISE	—	640,645

Total liabilities	794,223	960,971

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred Stock, par value $0.01 per share:
Authorized 7,000,000 shares, none issued
Series B Preferred Stock, par value $1.00 per share in 2006	—	15
Common Stock, par value $.01 per share:
Authorized 193,000,000 shares
Issued 24,372,582 and 7,162,054 shares, respectively	244	72
Additional paid-in capital	247,226	105,641
Accumulated deficit	(441,856)	(432,561)
Accumulated other comprehensive loss	(33,214)	(32,370)
Common stock held in treasury, at cost: 885,199 shares	(27,969)	(27,969)
Shareholder note receivable	(9,221)	(9,221)

Total stockholders’ deficiency	(264,790)	(396,393)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$529,433	$564,578

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Quarters Ended

	September 30,	October 1,
	2007	2006

OPERATING ACTIVITIES	(thousands)
Net income (loss)	$ (9,295)	$ 11,199
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	14,173	13,797
Loss (income) from discontinued operations	821	(2,974)
Impairment charges	1,298	1,584
Amortization of debt issuance costs and other noncash interest	2,855	4,852
Gain on sale of assets	(231)	(709)
Gain on sale of Foamex Asia Co., Ltd.	(1,409)	—
Other operating activities	6,388	5,579
Accrued interest	(81,388)	47,487
Changes in operating assets and liabilities, net	6,130	33,262

Net cash provided by (used for) operating activities
before discontinued operations and reorganization items	(60,658)	114,077
Cash provided by discontinued operations	2,548	2,478
Cash used for reorganization items	(11,463)	(13,006)

Net cash provided by (used for) operating activities	(69,573)	103,549

INVESTING ACTIVITIES
Capital expenditures	(8,632)	(6,590)
Proceeds from sale of assets	1,307	892
Proceeds from sale of businesses	27,777	—
Collection of advance to equity investee	4,200	—
Other investing activities	(140)	(2,447)

Net cash provided by (used for) investing activities	24,512	(8,145)

FINANCING ACTIVITIES
Repayments of revolving loans, net	(56,331)	(96,411)
Proceeds from term loans	600,000	—
Repayments of long-term debt	(606,086)	—
Debt issuance costs	(17,200)	(120)
Net proceeds from rights offering	143,072	—
Increase (decrease) in cash overdrafts	(7,829)	440
Other	389	353

Net cash provided by (used for) financing activities	56,015	(95,738)

Net increase (decrease) in cash and cash equivalents	10,954	(334)

Cash and cash equivalents at beginning of period	5,974	7,418

Cash and cash equivalents at end of period	$ 16,928	$ 7,084

Supplemental Information:
Cash paid for interest	$133,973	$22,316

Cash paid for income taxes, net	$ 1,749	$ 646

Non cash mark to market adjustment for derivatives	$ (2,933)	$ —

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	BANKRUPTCY EMERGENCE AND BASIS OF PRESENTATION

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

On November 17, 2005, the Bankruptcy Court approved a motion authorizing a key employee retention program (the “KERP”), pertaining to 77 individuals. Distributions under the KERP were generally made on or around certain milestone dates during the chapter 11 cases and on and subsequent to the effective date of the plan of reorganization. Cash distributions pursuant to the KERP, aggregating $0.4 million, were paid in December 2005 and aggregating $1.1 million were paid in February and March 2006. Additional payments aggregating $1.4 million were paid in February 2007 and August 2007.

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

Organization

The Company operates in the flexible polyurethane and advanced polymer foam products industry. The Company’s operations are primarily conducted through its wholly-owned subsidiary, Foamex L.P. Foamex L.P. conducts foreign operations through Foamex Canada Inc. (“Foamex Canada”) and Foamex Latin America, Inc. Financial information concerning the business segments of the Company is included in Note 13.

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

The Company adopted FIN 48 effective January 1, 2007 with no impact on its consolidated financial statements. There were no material adjustments for unrecognized income tax benefits in the first three quarters of 2007, and the Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

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

2.	CHANGES IN BUSINESS

On September 6, 2007, the Company completed the sale of its 70% equity interest in Foamex Asia Co., Ltd. to its joint venture partner for approximately $22.5 million, including collection of an advance to the investee of $4.2 million. The pretax gain on the sale of approximately $3.6 million has been included in income from equity interest in joint venture in the accompanying condensed consolidated statements of operations for the quarter and three quarters ended September 30, 2007.

On September 26, 2007, the Company completed the sale of its stand-alone carpet cushion facilities located in Fairless Hills, PA; Dallas, TX; and Orlando, FL for net proceeds of approximately $9.5 million. The three plants were components under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), there are no significant continuing cash flows of the Company that are related to the three plants and the Company will not have any significant continuing involvement in the operation of the three plants. Therefore the operations and disposition of the three plants are reported as discontinued operations in the accompanying condensed consolidated statement of operations, including a loss on the disposition of approximately $0.3 million.

Results of operations for the three plants were:

	Quarter Ended		Three Quarters Ended

	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006

(thousands, except per share amounts)
Net sales	$9,779	$22,028	$33,098	$56,326
Gross profit	$ 625	$ 3,266	$ 309	$ 3,988
Net income (loss)	$ 67	$ 2,928	$ (821)	$ 2,974
Net income (loss) per diluted share	$ 0.00	$ 0.31	$ (0.04)	$ 0.31

3.	LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS

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

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.	LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS (continued)

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

$640,645

The Debtors incurred certain professional fees and other expenses directly associated with the bankruptcy cases. Such costs are classified as reorganization items, net in the accompanying condensed consolidated statement of operations for the three quarters ended September 30, 2007 and October 1, 2006 and the quarter ended October 1, 2006, and consists of the following:

	Three Quarters Ended		Quarter Ended

	September 30,	October 1,	October 1,
	2007	2006	2006

	(thousands)		(thousands)
Professional fees associated with bankruptcy	$(9,676)	$(13,232)	$(3,976)
Net gain on rejected contracts	1,420	321	304

	$(8,256)	$(12,911)	$(3,672)

4.	EARNINGS (LOSS) PER SHARE

The following table shows the amounts used in computing earnings (loss) per share.

	Quarters Ended		Three Quarters Ended

	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006

	(thousands, except per share amounts)
Basic:
Income (loss) from continuing operations	$ 70	$4,467	$(8,474)	$ 8,225
Income (loss) from discontinued operations	67	2,928	(821)	2,974

Net income (loss)	$137	$7,395	$(9,295)	$11,199

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.	EARNINGS (LOSS) PER SHARE (continued)

	Quarters Ended		Three Quarters Ended

	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006

	(thousands, except per share amounts)
Weighted average common shares outstanding	23,442	9,205	21,222	9,189

Per Share:
Income (loss) from continuing operations	$0.01	$ 0.48	$ (0.40)	$ 0.90
Income (loss) from discontinued operations	0.00	0.32	(0.04)	0.32

Net income (loss)	$0.01	$ 0.80	$ (0.44)	$ 1.22

Diluted:
Income (loss) from continuing operations	$ 70	$4,467	$(8,474)	$ 8,225
Income (loss) from discontinued operations	67	2,928	(821)	2,974

Net income (loss)	$137	$7,395	$(9,295)	$11,199

Weighted average common shares outstanding	23,442	9,205	21,222	9,189

Incremental shares resulting from
Stock options	7	73	—	46
Convertible preferred stock	—	375	—	375

Adjusted weighted average shares	23,449	9,653	21,222	9,610

Per Share:
Income (loss) from continuing operations	$0.01	$ 0.46	$ (0.40)	$ 0.86
Income (loss) from discontinued operations	0.00	0.31	(0.04)	0.31

Net income (loss)	$0.01	$ 0.77	$ (0.44)	$ 1.17

(a)

Per share data has been adjusted for all periods presented pursuant to the rights offering under the Plan (see Note 1) and for the reverse stock split at a ratio of one-for-four, which became effective on April 30, 2007.

(b)

In the three quarters ended September 30, 2007 potential incremental shares were not included in the calculation of earnings per share because the Company had a net loss and these common stock equivalents would be antidilutive. In the quarters ended September 30, 2007 and October 1, 2006 and the three quarters ended October 1, 2006, options to purchase 313,674 shares, 362,863 shares and 574,264 shares of common stock, respectively, were not included in the earnings per share calculation because the impact would be antidilutive.

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

Stock Option and Other Plans

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

Stock-based compensation expense was $0.2 million and less than $0.1 million in the quarters ended September 30, 2007 and October 1, 2006, respectively, and $0.3 million and $0.7 million in the three quarters ended September 30, 2007 and October 1, 2006, respectively. There were no tax benefits due to the valuation allowance on U.S. deferred tax assets.

During the third quarter of 2007, the Company issued stock options for 219,216 shares under the 2007 Plan. Terms of the stock options included four-year pro-rata vesting and a 10-year term.

The fair market value of the options granted were estimated using the Black-Scholes option pricing model. The weighted average fair value of options granted was $7.21 per option in the third quarter of 2007. There were no options granted during 2006 and the first two quarters of 2007. Assumptions used in the valuation are listed below.

Expected life (years)	4.59
Risk-free interest rate	4.84%
Volatility	106.27%
Dividend yield	0.00%

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5. ACCOUNTING FOR STOCK-BASED COMPENSATION (continued)

The following table includes option activity for the three quarters ended September 30, 2007.

	Three Quarters Ended September 30, 2007

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Instrinsic
	Shares	Price	Term	Value

				(thousands)
Outstanding at beginning of period	332,449	$19.45
Granted	219,216	$ 9.85
Exercised	(25,374)	$ 8.22
Forfeited/expired	(79,334)	$17.96

Outstanding at end of period	446,957	$15.63	5.8 years	$164

Exercisable at end of period	183,403	$24.54	2.9 years	$ 38

Options vested and expected to vest	417,620	$16.05	5.5 years	$154

Total unrecognized compensation cost related to unvested stock option awards was $1.5 million at September 30, 2007 and is expected to be recognized over a weighted-average period of 3.8 years.

Performance Stock Awards

During the third quarter of 2007, the Company issued performance stock awards under the 2007 Plan. Terms of the performance stock awards included annual vesting over the 3-year period from 2007 to 2009. Annual vesting is dependent on the attainment of annual earnings levels specified in the 2007 Plan.

The fair value of the performance stock awards is the grant-date stock price and related compensation expense is based on the number of shares that are probable of being earned during the respective year.

The following table includes performance stock award activity for the three quarters ended September 30, 2007.

	Three Quarters Ended September 30, 2007

		Weighted Average
		Grant Date
Performance Stock Awards	Shares	Fair Value

Outstanding at beginning of period, unvested	—

Granted	95,283	$ 9.66
Vested	—
Cancelled	(10,409)	$10.20

Outstanding at end of period, unvested	84,874	$ 9.60

At September 30, 2007, there was $0.8 million of unrecognized compensation that may be recognized over the 2007-2009 period based on the attainment of the performance levels discussed above.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.	ACCOUNTING FOR STOCK-BASED COMPENSATION (continued)

Deferred Stock Awards

During the third quarter of 2007, the Company issued deferred common stock awards under the 2007 Plan. Terms of the deferred stock awards included 4-year pro-rata vesting from 2007 to 2010.

The fair value of the deferred stock awards is the grant-date stock price and related compensation expense is recognized over the service requirements.

The following table includes deferred stock award activity for the three quarters ended September 30, 2007.

	Three Quarters Ended September 30, 2007

		Weighted Average
		Grant Date
Deferred Stock Awards	Shares	Fair Value

Outstanding at beginning of period, unvested	—

Granted	37,850	$10.20
Vested	—
Cancelled	—

Outstanding at end of period, unvested	37,850	$10.20

At September 30, 2007, there was $0.4 million of unrecognized compensation that may be recognized over the 2007-2010 period assuming completion of the service requirements.

6.	RESTRUCTURING CHARGES

The following table sets forth the components of the Company’s restructuring accruals and activity for the quarter and three quarters ended September 30, 2007:

		Plant Closure	Personnel
	Total	and Leases	Reductions

	(millions)
Balance at July 2, 2007	$2.1	$0.3	$1.8
Restructuring charges	3.7	0.7	3.0
Cash spending	(1.0)	(0.3)	(0.7)

Balance at September 30, 2007	$4.8	$0.7	$4.1

Balance at January 1, 2007	$1.5	$0.8	$0.7
Restructuring charges	6.5	0.9	5.6
Cash spending	(3.2)	(1.0)	(2.2)

Balance at September 30, 2007	$4.8	$0.7	$4.1

Restructuring charges for the quarter and three quarters ended September 30, 2007 are primarily severance benefits for executive, corporate and plant employees. Payment of some of the severance benefits is expected to continue into 2009. Restructuring charges for the quarter ended September 30, 2007 also include lease costs and dismantlement expenses for facilities.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.	IMPAIRMENT CHARGES

In the three quarters ended September 30, 2007 and October 1, 2006, the Company recorded asset impairment charges for production facilities located in the United States and Canada aggregating $1.3 million and $1.6 million, respectively. These impairment charges are included in cost of goods sold in the accompanying condensed consolidated statements of operations.

8.	INVENTORIES

The components of inventories are listed below.

	September 30,	December 31,
	2007	2006

	(thousands)
Raw materials and supplies	$62,965	$ 81,191
Work-in-process	21,250	22,890
Finished goods	12,292	13,544

Total	$96,507	$117,625

9.	REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT

The components of revolving credit borrowings and long-term debt are listed below.

	September 30,	December 31,
	2007	2006

	(thousands)
DIP Revolving Credit Facility (1)	$ —	$56,331

New senior secured credit facilities (1)
Revolving credit facility	$ —	$ —
First lien term loan	400,000	—
Second lien term loan	175,000	—
DIP Term Loan (1)	—	80,000
Industrial revenue bond (2)	6,000	6,000
Other	243	393

	581,243	86,393

Less current portion	15,913	86,233

Long-term debt	$565,330	$ 160

(1)	Subsidiary debt of Foamex L.P., guaranteed by the Company, FMXI, LLC and Foamex Canada.
(2)	Subsidiary debt of Foamex L.P.

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

Foamex L.P. is subject to a leverage ratio covenant, as defined, under both term loan facilities and an interest coverage ratio covenant, as defined, under the first lien term loan facility as well as an annual capital expenditure maximum under the first lien term loan and the revolving credit facilities. In addition, both term loan facilities and the revolving credit facility contain subjective acceleration clauses in the event of an undefined material adverse change in the ability of Foamex L.P. to perform its obligations under the facilities. Foamex L.P. was in compliance with the leverage ratio, interest coverage ratio, and the annual capital expenditure maximum as of September 30, 2007.

Although the Company was in compliance with the covenants as of September 30, 2007, it is possible that it will not be in compliance in future Test Periods, as defined. The loan agreements governing the first lien and second lien term loans permit the Company to cure violations of the leverage ratio and the consolidated interest coverage ratio covenants through sales of stock to certain holders of its common stock who meet specified criteria, the proceeds from which will be deemed to be an addition to Consolidated EBITDA, as defined, for purposes of the ratio calculations. The sales can be made in no more than two of any four consecutive quarters and are limited to the lesser of (i) $20 million and (ii) the amount required to cure such violations for each quarter. The Company is currently exploring various options to enhance its ability to comply with the required leverage ratio and consolidated interest coverage ratio covenants in future periods.

Should the Company fail to comply with the leverage ratio or the consolidated interest coverage ratio covenants at a future measurement date, it would be in default under the new senior secured credit facilities and the lenders under those facilities could exercise various options that they have under the loan agreements, the most severe of which would be to demand immediate payment of all amounts outstanding under the new senior secured credit facilities. The Company believes it is unlikely that the lenders would exercise this right but would entertain other remedies including a waiver of any covenant violation or amendments to the covenant calculations, although there are no assurances the lenders would approve such remedies.

On April 12, 2007 and October 11, 2007, Foamex L.P. prepaid $25.0 million and approximately $9.7 million, respectively, of principal on the first lien term loan, a portion of which was applied to the quarterly principal repayments commencing June 2007 and pro rata to all remaining principal repayments. As a result of the prepayments, the quarterly principal repayments will be approximately $1.0 million commencing June 2009. The $9.7 million of first lien term debt paid on October 11, 2007 is classified as current in the accompanying condensed consolidated balance sheet as of September 30, 2007.

On February 27, 2007, Foamex L.P. entered into interest rate swap and “no cost” collar contracts which took effect on March 12, 2007. The interest rate swap contracts have a life of five years plus 35 days with a notional amount of $300.0 million at inception reducing annually on April 15 beginning in 2008, to $250 million, $200 million, $100 million, and $75 million, respectively, in which Foamex L.P. will receive interest at a variable rate equal to three-month LIBOR and pay interest at a fixed rate of 4.93%. The collar contracts have a life of five years plus 35 days with a notional amount of $175 million at inception reducing to $125 million on April 15, 2011. The collar contracts limit the variability of the interest rate risk on three-month LIBOR with a cap of 5.50% and a floor of 4.35%. Foamex L.P. has determined the interest rate swaps (from inception) and the collars (as of April 15, 2007) to be effective hedges under the guidance of Statement of Financial Accounting Standard No. 133, “Accounting for Derivatives and Hedging Activities.” As a result of these transactions, Foamex L.P. has fixed the rate on 52% of the amount borrowed under the term loans at September 30, 2007 with 30% subject to the collar.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.	REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT (continued)

The remaining 18% will continue to have variable rates. As of September 30, 2007, Foamex L.P. recorded mark to market adjustment on these derivatives aggregating approximately $2.9 million included in other liabilities and as accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet.

At September 30, 2007, Foamex L.P. had $115.9 million of available borrowings under the revolving credit facility and $25.0 million of letters of credit outstanding. Weighted average interest rates at September 30, 2007 were 7.68% and 10.11% under the first lien term loan and second lien term loan, respectively.

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

Industrial Revenue Bond (“IRB”)

IRB debt includes a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At September 30, 2007 and December 31, 2006, the interest rates on the bond were 3.94% and 3.96%, respectively. The maximum interest rate for the IRB is 15.0% per annum. If Foamex L.P. exercises its option to convert the bond to a fixed interest rate structure, the IRB is redeemable at the option of the bondholders. In addition, at any time prior to conversion to a fixed interest rate structure, bondholders upon notice to the bond trustee and the remarketing agent may place the bonds for sale. If the remarketing agent is not successful in reselling the bonds before settlement is due on bonds placed for sale, the bond trustee may draw on a letter of credit issued under the Revolving Credit Facility to repay the bondholders for the bonds placed for sale until the bonds can be resold by the remarketing agent. Pursuant to this arrangement, the IRB

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.	REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT (continued)

is classified as current in the accompanying condensed consolidated balance sheets at September 30, 2007 and December 31, 2006. The obligation is collateralized by certain assets, which have an approximate net carrying value of $4.3 million at September 30, 2007 and by a letter of credit in the amount of $6.3 million.

Maturities

Scheduled maturities of revolving credit borrowings and long-term debt as of September 30, 2007 are shown below (thousands):

2007	$ 82
2008	2,178
2009	5,053
2010	4,041
2011	4,041
Thereafter	565,848

Total	$581,243

10.	RETIREE BENEFIT PLANS

Components of net periodic pension benefit cost are listed below:

	Quarters Ended		Three Quarters Ended

	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006

	(thousands)
Service cost	$1,050	$1,270	$3,183	$3,966
Interest cost	2,109	2,006	6,339	6,169
Expected return on plan assets	(2,575)	(2,096)	(7,671)	(6,415)
Amortization of transition assets	(18)	(18)	(56)	(56)
Amortization of prior service benefit	45	(21)	31	(66)
Amortization of net loss	575	774	1,725	2,408
Bankruptcy adjustment (a)	—	—	(1,360)	—

Net periodic pension benefit cost	$1,186	$1,915	$2,191	$6,006

(a)	Reflects benefits under the supplemental executive retirement plan that were eliminated in connection with the Plan.

The Company anticipates pension plan contributions of $11.7 million for fiscal 2007. During the quarter and three quarters ended September 30, 2007, the Company contributed $2.3 million and $8.8 million, respectively.

11.	INCOME TAXES

The 2007 tax provision represents U.S. alternative minimum tax and certain state and foreign taxes, including withholding taxes of approximately $2.2 million on the gain from the sale of the Company’s 70% equity interest in Foamex Asia Co., Ltd. The withholding taxes were fully recognized in the quarter ended September 30, 2007, due to the discrete nature of the transaction.

The loss before income taxes for the three quarters ended September 30, 2007 included nondeductible fees related to the bankruptcy and included prepayment premiums on certain debt paid on the Effective Date of the Plan. In accordance with SFAS No. 109 and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods – an Interpretation of APB Opinion No. 28” (“FIN 18”), the Company has continued to maintain a full valuation allowance for its U.S. deferred tax assets which primarily represent net operating loss carryforwards (“NOLs”). Such NOLs aggregated approximately $295.0 million at December 31, 2006, based on 2006 tax returns

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11.	INCOME TAXES (continued)

as filed, and are expected to be available to fully offset U.S. taxable income, if any, for the full year 2007. If, and to the extent NOLs are utilized, the Company will reverse a portion of its valuation allowance for U.S. deferred tax assets.

The Company has determined that it had an ownership change as defined in IRC Section 382 on the Effective Date of the Plan. The ownership change will cause an annual limitation on the usage of NOLs to be applicable to the period after the Effective Date of the Plan. For the portion of the tax year prior to this ownership change, the June 2001 ownership change and annual NOL limitation of $21.0 million would be applicable on a pro-rata basis. The Company does not expect the amount of the new annual limitation on the use of NOLs to have a significant impact on its cash flows or financial position.

12.	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are listed below.

	Quarters Ended		Three Quarters Ended

	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006

	(thousands)
Net income (loss)	$ 137	$7,395	$ (9,295)	$11,199
Retirement benefit plans	577	—	1,489	(2,532)
Foreign currency translation adjustments	(1,233)	764	600	1,822
Fair value adjustment on derivatives	(7,515)	—	(2,933)	—
Total comprehensive income (loss)	$(8,034)	$8,159	$(10,139)	$10,489

13.	SEGMENT RESULTS

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

Segment results are presented below. The Carpet Cushion Products and Total columns have been adjusted to eliminate the three plants sold in September 2007 as discontinued operations for all periods shown (see Note 2).

		Carpet
	Foam	Cushion	Automotive	Technical
	Products	Products	Products	Products	Other	Total

Quarter ended September 30, 2007	(thousands)
Net sales	$106,996	$21,456	$130,200	$32,080	$ 87	$290,819
Income (loss) from operations	$ 12,635	$ 2,694	$ 7,318	$ 7,007	$(17,436)	$ 12,218
Depreciation and amortization	$ 1,596	$ 173	$ 876	$ 1,336	$ 1,455	$ 5,436

Quarter ended October 1, 2006
Net sales	$137,455	$44,052	$97,624	$34,491	$ 11	$313,633
Income (loss) from operations	$ 27,223	$ 7,233	$ 4,515	$ 9,913	$(19,373)	$ 29,511
Depreciation and amortization	$ 1,516	$ 165	$ 868	$ 660	$ 1,277	$ 4,486

Three Quarters ended September 30, 2007
Net sales	$345,593	$66,206	$392,526	$101,329	$ (145)	$905,509
Income (loss) from operations	$ 43,388	$ 4,333	$ 23,475	$ 23,398	$(41,142)	$ 53,452
Depreciation and amortization	$ 4,661	$ 493	$ 2,621	$ 2,674	$ 3,724	$ 14,173

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13.	SEGMENT RESULTS (continued)

		Carpet
	Foam	Cushion	Automotive	Technical
	Products	Products	Products	Products	Other	Total

Three Quarters ended October 1, 2006	(thousands)
Net sales	$454,175	$104,408	$321,525	$109,749	$ 324	$990,181
Income (loss) from operations	$ 92,933	$ 5,515	$ 20,033	$ 30,100	$(54,178)	$ 94,403
Depreciation and amortization	$ 4,781	$ 517	$ 2,891	$ 1,854	$ 3,754	$ 13,797

14.	COMMITMENTS AND CONTINGENCIES

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

As of September 30, 2007, the Company had accrued approximately $1.9 million for litigation and other legal matters in addition to the environmental matters discussed below.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14.	COMMITMENTS AND CONTINGENCIES (continued)

Environmental and Health and Safety

The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of September 30, 2007, the Company had accruals of approximately $1.3 million for environmental matters, including approximately $1.2 million related to remediating and monitoring soil and groundwater contamination and approximately $0.1 million related to a site where it has been designated as a PRP. Additional losses, if any, in excess of amounts currently accrued, cannot be reasonably estimated at this time. If there are additional matters or if our current estimates are incorrect, there could be a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

On November 6, 2007, the Company announced that it would freeze accruals under its defined benefit pension plan as of December 31, 2007, and increase matching contributions to the Foamex L.P. 401(k) Savings Plan effective January 1, 2008. The Company believes these actions will reduce future cash outlays and expense associated with its retirement programs.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

SUMMARIZED INCOME STATEMENT INFORMATION OF FOAMEX ASIA CO., LTD.

(in Baht)

(unaudited)

	Quarters Ended		Three Quarters Ended

	September 30,	September 30,	September 30,	September 30,
	2007 (1)	2006	2007 (1)	2006

Net sales	403,795,262	538,379,923	1,459,841,110	1,557,815,507

Net income	38,263,282	42,477,771	99,239,074	128,701,775

(1)	Through August 31, 2007, the effective date that the Company sold its interest in Foamex Asia Co., Ltd.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On November 17, 2005, the Bankruptcy Court approved a motion authorizing a key employee retention program (the “KERP”), pertaining to 77 individuals. Distributions under the KERP were generally made on or around certain milestone dates during the chapter 11 cases and on and subsequent to the effective date of the plan of reorganization. Cash distributions pursuant to the KERP, aggregating $0.4 million, were paid in December 2005 and aggregating $1.1 million were paid in February and March 2006. Additional payments aggregating $1.4 million were paid in February 2007 and August 2007.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2007 COMPARED TO THE QUARTER ENDED OCTOBER 1, 2006

		Carpet
	Foam	Cushion	Automotive	Technical
	Products	Products	Products	Products	Other	Total

Quarter ended September 30, 2007 (thousands)
Net sales	$106,996	$21,456	$130,200	$32,080	$ 87	$290,819
Income (loss) from operations	$ 12,635	$ 2,694	$ 7,318	$ 7,007	$(17,436)	$ 12,218
Depreciation and amortization	$ 1,596	$ 173	$ 876	$ 1,336	$ 1,455	$ 5,436
Income (loss) from operations
as a percentage of net sales	11.8%	12.6%	5.6%	21.8%	n.m.*	4.2%

Quarter ended October 1, 2006
Net sales	$137,455	$44,052	$ 97,624	$34,491	$ 11	$313,633
Income (loss) from operations	$ 27,223	$ 7,233	$ 4,515	$ 9,913	$(19,373)	$ 29,511
Depreciation and amortization	$ 1,516	$ 165	$ 868	$ 660	$ 1,277	$ 4,486
Income (loss) from operations
as a percentage of net sales	19.8%	16.4%	4.6%	28.7%	n.m.*	9.4%

* not meaningful

The Carpet Cushion Products and Total columns have been adjusted to eliminate the three plants sold in September 2007 as discontinued operations for all periods shown (see Note 2 to the accompanying condensed consolidated financial statements).

Income from Operations

Net sales for the quarter ended September 30, 2007 decreased 7% to $290.8 million from $313.6 million in the quarter ended October 1, 2006. Lower sales volumes and prices in the Foam Products and Carpet Cushion Products segments were partially offset by higher sales volumes in the Automotive Products segment due to a new lamination contract.

Gross profit was $34.1 million, or 11.7% of net sales, in the quarter ended September 30, 2007 compared to $53.4 million, or 17.0% of net sales, in the 2006 period. The decrease was primarily attributable to the lower sales volume and prices in both the Foam Products and Carpet Cushion Products segments. Gross profit was reduced by asset impairment charges of $1.1 million in 2007 and $0.1 million in 2006.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Income from operations for the quarter ended September 30, 2007 was $12.2 million, or 4.2% of net sales, a $17.3 million decrease from $29.5 million, or 9.4% of net sales, reported during the 2006 period. The $19.3 million decrease in gross profit was partially offset by lower selling, general and administrative expenses which decreased by $4.4 million, or 19%, due principally to lower salary and incentive compensation costs, partially offset by higher bad debt expense. Restructuring charges were $3.7 million in the 2007 period and $1.5 million in the 2006 period.

Foam Products

Foam Products net sales for the quarter ended September 30, 2007 decreased 22% to $107.0 million from $137.5 million in the 2006 period primarily due to a 17% decrease in overall volume and 6% lower average selling prices, partially due to product mix. Approximately 50% of the sales decrease was attributable to one customer. Income from operations decreased $14.6 million, to $12.6 million in the quarter ended September 30, 2007 from $27.2 million in the 2006 period principally as a result of the reduced volumes and lower average selling prices. Income from operations was 11.8% of net sales in 2007 and 19.8% of net sales in 2006.

Carpet Cushion Products

Carpet Cushion Products net sales for the quarter ended September 30, 2007 decreased 51% to $21.5 million from $44.1 million in the 2006 period due to a 27% decline in volume, reflecting very soft market conditions and a 33% decline in average selling prices. Income from operations was $2.7 million in the quarter ended September 30, 2007 compared to $7.2 million in the 2006 period as volume and price declines were only partially offset by lower raw material costs. Income from operations was 12.6% of net sales in 2007 and 16.4% of net sales in 2006.

Automotive Products

Automotive Products net sales for the quarter ended September 30, 2007 increased 33% to $130.2 million from $97.6 million in the 2006 period primarily as a result of revenues from a new lamination contract. Income from operations increased $2.8 million to $7.3 million in 2007 compared to $4.5 million in 2006 primarily due to the increased revenue and lower manufacturing costs. Income from operations was 5.6% of net sales in 2007 and 4.6% of net sales in 2006.

Technical Products

Technical Products net sales for the quarter ended September 30, 2007 decreased 7% to $32.1 million from $34.5 million in the 2006 period primarily due to lower volumes of electronic products. Income from operations decreased $2.9 million to $7.0 million in 2007 compared to $9.9 million in 2006 primarily as a result of the lower sales volume and higher plant costs. Income from operations was 21.8% of net sales in 2007 and 28.7% of net sales in 2006.

Other

Other primarily consists of corporate expenses not allocated to business segments, restructuring charges, impairment charges, and gains on sales of assets. The loss from operations was $17.4 million in 2007, which included $3.7 million of restructuring charges and $1.1 million of asset impairment charges, and $19.4 million in 2006, which included restructuring charges of $1.5 million. Corporate expenses not allocated to business segments were lower in the 2007 period partially due to lower salaries and incentive compensation.

Interest and Debt Issuance Expense

Interest and debt issuance expense was $12.8 million in the quarter ended September 30, 2007, which represented an $8.9 million decrease from the 2006 period expense of $21.7 million, as lower borrowings under the new senior secured credit facilities are at significantly lower interest rates than under the debt that was in place in the 2006 period.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Other Income (Expense), Net

Other expense, net was $0.4 million for the quarter ended September 30, 2007 compared to other income, net of $0.3 million for the quarter ended October 1, 2006.

Reorganization Items, Net

On September 19, 2005, we filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. During the quarter ended October 1, 2006, we incurred professional fees associated with the bankruptcy and recorded gains from rejection of certain contracts resulting in net expense of $3.7 million.

Income Taxes

The 2007 tax provision represents U.S. alternative minimum tax and certain state and foreign taxes, including withholding taxes of approximately $2.2 million on the gain from the sale of our 70% interest in Foamex Asia Co., Ltd. The withholding taxes were fully recognized in the quarter ended September 30, 2007, due to the discrete nature of the transaction.

In accordance with SFAS No. 109 and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods – an Interpretation of APB Opinion No. 28” (“FIN 18”), we have continued to maintain a full valuation allowance for our U.S. deferred tax assets which primarily represent net operating loss carryforwards (“NOLs”). Such NOLs aggregated approximately $295 million at December 31, 2006, based on 2006 tax returns as filed, and are expected to be available to fully offset U.S. taxable income, if any, for the full year 2007. If, and to the extent NOLs are utilized, we will reverse a portion of our valuation allowance for U.S. deferred tax assets.

We have determined that we had an ownership change as defined in IRC Section 382 on the Effective Date of the Plan. The ownership change will cause an annual limitation on the usage of NOLs to be applicable to the period after the Effective Date of the Plan. For the portion of the tax year prior to this ownership change, the June 2001 ownership change and annual NOL limitation of $21.0 million would be applicable on a pro rata basis. We do not expect the new annual limitation on the use of NOLs to have a significant impact on our cash flows or financial position.

RESULTS OF OPERATIONS FOR THE THREE QUARTERS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE QUARTERS ENDED OCTOBER 1, 2006.

		Carpet
	Foam	Cushion	Automotive	Technical
	Products	Products	Products	Products	Other	Total

Three Quarters ended September 30, 2007 (thousands)
Net sales	$345,593	$ 66,206	$392,526	$101,329	$ (145)	$905,509
Income (loss) from operations	$ 43,388	$ 4,333	$ 23,475	$ 23,398	$(41,142)	$ 53,452
Depreciation and amortization	$ 4,661	$ 493	$ 2,621	$ 2,674	$ 3,724	$ 14,173
Income (loss) from operations
as a percentage of net sales	12.6%	6.5%	6.0%	23.1%	n.m.*	5.9%

Three Quarters ended October 1, 2006
Net sales	$454,175	$104,408	$321,525	$109,749	$ 324	$990,181
Income (loss) from operations	$ 92,933	$ 5,515	$ 20,033	$ 30,100	$(54,178)	$ 94,403
Depreciation and amortization	$ 4,781	$ 517	$ 2,891	$ 1,854	$ 3,754	$ 13,797
Income (loss) from operations
as a percentage of net sales	20.5%	5.3%	6.2%	27.4%	n.m.*	9.5%

*not meaningful

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Carpet Cushion Products and Total columns have been adjusted to eliminate the three plants sold in September 2007 as discontinued operations for all periods shown (see Note 2 to the accompanying condensed consolidated financial statements).

Income from Operations

Net sales for the three quarters ended September 30, 2007 decreased 9% to $905.5 million from $990.2 million in the three quarters ended October 1, 2006. Lower sales volumes and prices in the Foam Products and Carpet Cushion Products segments were partially offset by higher sales volumes in the Automotive Products segment due to a new lamination contract.

Gross profit was $111.2 million, or 12.3% of net sales, in the three quarters ended September 30, 2007 compared to $161.1 million, or 16.3% of net sales, in the 2006 period. The decrease was attributable to the lower sales volumes and prices in both the Foam Products and Carpet Cushion Products segments. Gross profit was reduced by asset impairment charges of $1.3 million in 2007 and $1.6 million in 2006.

Income from operations for the three quarters ended September 30, 2007 was $53.4 million, or 5.9% of net sales, a $41.0 million decrease from $94.4 million, or 9.5% of net sales, reported during the 2006 period. The $49.9 million decrease in gross profit was partially offset by lower selling, general and administrative expenses which decreased by $9.0 million, or 15%, due principally to lower salary and incentive compensation costs and professional fees, partially offset by higher bad debt expense. Restructuring charges were $6.5 million in the 2007 period and $6.9 million in the 2006 period.

Foam Products

Foam Products net sales for the three quarters ended September 30, 2007 decreased 24% to $345.6 million from $454.2 million in the 2006 period primarily due to a 19% decrease in overall volume and 6% lower average selling prices, partially due to product mix. Approximately 25% of the sales decrease was attributable to one customer. Income from operations decreased $49.6 million, to $43.4 million in the three quarters ended September 30, 2007 from $92.9 million in the 2006 period principally due to reduced volumes and lower average selling prices. Income from operations was 12.6% of net sales in 2007 and 20.5% of net sales in 2006.

Carpet Cushion Products

Carpet Cushion Products net sales for the three quarters ended September 30, 2007 decreased 37% to $66.2 million from $104.4 million in the 2006 period primarily due to a 20% decline in volume, reflecting soft market conditions and a 26% decline in average selling prices. Income from operations was $4.3 million in the three quarters ended September 30, 2007 compared to $5.5 million in the 2006 period as lower average raw material costs only partially offset lower net sales. Income from operations was 6.5% of net sales in 2007 and 5.3% of net sales in 2006.

Automotive Products

Automotive Products net sales for the three quarters ended September 30, 2007 increased 22% to $392.5 million from $321.5 million in the 2006 period as a result of revenues from a new lamination contract. Income from operations increased $3.4 million to $23.5 million in 2007 as the increased revenue and lower manufacturing costs were partially offset by higher transportation costs on the new business. Income from operations was 6.0% of net sales in 2007 and 6.2% of net sales in 2006.

Technical Products

Net sales for Technical Products for the three quarters ended October 1, 2007 decreased 8% to $101.3 million from $109.7 million in the 2006 period primarily due to lower volumes of electronic products. Income from operations decreased $6.7 million to $23.4 million in 2007 compared to $30.1 million in 2006 primarily due to the

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

lower sales volumes and increased operating costs. Income from operations was 23.1% of net sales in 2007 compared to 27.4% of net sales in 2006.

Other

Other primarily consists of corporate expenses not allocated to business segments, restructuring charges, impairment charges and gains on sales of assets. The loss from operations was $41.1 million in 2007, which included $6.5 million of restructuring charges, and $54.2 million in 2006 which included restructuring charges of $6.9 million. Corporate expenses not allocated to business segments were lower in the 2007 period partially due to lower salary expense, incentive compensation and professional fees.

Interest and Debt Issuance Expense

Interest and debt issuance expense was $55.4 million in the three quarters ended September 30, 2007, which represented a 26% decrease from the 2006 period expense of $74.7 million primarily due to lower interest rates on lower borrowings under the new senior secured credit facilities, partially offset by prepayment premiums on debt repaid upon our emergence from bankruptcy. In addition, the 2006 period included an accrual of $6.5 million of interest on subordinated debt for the period from September 19, 2005 through January 1, 2006 in accordance with Statement of Position 90-7.

Other Income (Expense), Net

Other expense, net was $0.2 million for the three quarters ended September 30, 2007 compared to $0.8 million for the three quarters ended October 1, 2006.

Reorganization Items, Net

On September 19, 2005, we filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. During the three quarters ended September 30, 2007 and October 1, 2006 we incurred professional fees associated with the bankruptcy resulting in net expense of $8.3 million and $12.9 million, respectively.

Income Taxes

The 2007 tax provision represents alternative minimum tax and certain state and foreign taxes, including withholding taxes of approximately $2.2 million on the gain from the sale of our 70% equity interest in Foamex Asia Co., Ltd. The withholding taxes were fully recognized in the three quarters ended September 30, 2007 due to the discrete nature of the transaction.

The loss before income taxes for the three quarters ended September 30, 2007 included nondeductible fees related to the bankruptcy and included prepayment premiums on certain debt paid on the Effective Date of the Plan. In accordance with SFAS No. 109 and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods – an Interpretation of APB Opinion No. 28” (“FIN 18”), we have continued to maintain a full valuation allowance for our U.S. deferred tax assets which primarily represent net operating loss carryforwards (“NOLs”). Such NOLs aggregated approximately $295 million at December 31, 2006, based on 2006 tax returns as filed, and are expected to be available to fully offset U.S. taxable income, if any, for the full year 2007. If, and to the extent NOLs are utilized, we will reverse a portion of our valuation allowance for U.S. deferred tax assets.

We have determined that we had an ownership change as defined in IRC Section 382 on the Effective Date of the Plan. For the portion of the tax year prior to this ownership change, the June 2001 ownership change and annual NOL limitation of $21.0 million would be applicable on a pro rata basis. We do not expect the new annual limitation on the use of NOLs to have a significant impact on our cash flows or financial position.

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

Cash and cash equivalents were $16.9 million at September 30, 2007 compared to $6.0 million at December 31, 2006. Working capital at September 30, 2007 was $144.1 million and the current ratio was 1.83 to 1 compared to working capital at December 31, 2006 of $24.0 million and a current ratio of 1.08 to 1. The current ratio improvement was primarily due to the repayment of the DIP Revolving Credit Facility and DIP Term Loan, which were classified as current liabilities at December 31, 2006.

Total long-term debt and revolving credit borrowings at September 30, 2007 were $581.2 million, down $62.4 million from December 31, 2006. As of September 30, 2007, there were no revolving credit borrowings with $115.9 million available for borrowings and $25.0 million of letters of credit outstanding.

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

Foamex L.P. is subject to a leverage ratio covenant, as defined, under both term loan facilities and an interest coverage ratio covenant, as defined, under the first lien term loan facility as well as an annual capital expenditure maximum under the first lien term loan and the revolving credit facilities. In addition, both term loan facilities and the revolving credit facility contain subjective acceleration clauses in the event of an undefined material adverse change in the ability of Foamex L.P. to perform its obligations under the facilities. Foamex L.P. was in compliance with the leverage ratio, interest coverage ratio, and the annual capital expenditure maximum as of September 30, 2007.

Although we were in compliance with the covenants as of September 30, 2007, it is possible that we will not be in compliance in future Test Periods, as defined. The loan agreements governing the first lien and second lien term loans permit us to cure violations of the leverage ratio and the consolidated interest coverage ratio covenants

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

through sales of stock to certain holders of our common stock who meet specified criteria, the proceeds from which will be deemed to be an addition to Consolidated EBITDA, as defined, for purposes of the ratio calculation. The sales can be made in no more than two of any four consecutive quarters and are limited to the lesser of (i) $20 million and (ii) the amount required to cure such violations for each quarter. We are currently exploring various options to enhance our ability to comply with the required leverage ratio and consolidated interest coverage ratio covenants in future periods.

Should we fail to comply with the leverage ratio or the consolidated interest coverage ratio covenants at a future measurement date, we would be in default under the new senior secured credit facilities and the lenders under those facilities could exercise various options that they have under the loan agreements, the most severe of which would be to demand immediate payment of all amounts outstanding under the new senior secured credit facilities. We believe that it is unlikely that the lenders would exercise this right but would entertain other remedies including a waiver of any covenant violation or amendments to the covenant calculations, although there are no assurances the lenders would approve such remedies.

On April 12, 2007 and October 11, 2007, Foamex L.P. prepaid $25.0 million and approximately $9.7 million, respectively, of principal on the first lien term loan, a portion of which was applied to the quarterly principal repayments commencing June 2007 and pro rata to all remaining principal repayments. As a result of the prepayments, the quarterly principal repayments will be approximately $1.0 million commencing June 2009, the $9.7 million of first lien term debt paid on October 11, 2007 is classified as current in the accompanying condensed consolidated balance sheet as of September 30, 2007.

On February 27, 2007, Foamex L.P. entered into interest rate swap and “no cost” collar contracts which took effect on March 12, 2007. The interest rate swap contracts have a life of five years plus 35 days with a notional amount of $300.0 million at inception reducing annually on April 15 beginning in 2008, to $250 million, $200 million, $100 million, and $75 million, respectively, in which Foamex L.P. will receive interest at a variable rate equal to three-month LIBOR and pay interest at a fixed rate of 4.93%. The collar contracts have a life of five years plus 35 days with a notional amount of $175 million at inception reducing to $125 million on April 15, 2011. The collar contracts limit the variability of the interest rate risk on three-month LIBOR with a cap of 5.50% and a floor of 4.35%. Foamex L.P. has determined the interest rate swaps (from inception) and the collars (as of April 15, 2007) to be effective hedges under the guidance of Statement of Financial Accounting Standard No. 133, “Accounting for Derivatives and Hedging Activities.” As a result of these transactions, Foamex L.P. has fixed the rate on 52% of the amount borrowed under the term loans at September 30, 2007 with 30% subject to the collar. The remaining 18% will continue to have variable rates. Weighted average interest rates at September 30, 2007 were 7.68% and 10.11% under the first lien term loan and second lien term loan, respectively.

We anticipate contributing approximately $11.7 million to our pension plans in 2007 with $8.8 million contributed during the three quarters ended September 30, 2007. On November 6, 2007, we announced that we would freeze accruals under our defined benefit pension plan as of December 31, 2007, and increase matching contributions to the Foamex L.P. 401(k) Savings Plan effective January 1, 2008. We believe these actions will reduce cash outlays for our retirement programs by approximately $5.6 to $10.8 million over the next four years.

Cash Flow from Operating Activities

Cash used for operating activities was $69.6 million for the three quarters ended September 30, 2007 compared to $103.5 million of cash provided by operating activities for the three quarters ended October 1, 2006. Net income adjusted for noncash charges decreased by $19.8 million in the 2007 period compared to the 2006 period. In addition, cash payments for interest were $111.7 million greater in the 2007 period than in the 2006 period as we paid accrued interest on liabilities subject to compromise aggregating $91.8 million and prepayment premiums aggregating $11.8 million on the Effective Date.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cash Flow from Investing Activities

Investing activities provided $24.5 million of cash for the three quarters ended September 30, 2007. Cash requirements included capital expenditures of $8.6 million while proceeds from asset sales, the sale of businesses and collection of an advance to an equity investee aggregated $33.3 million. In the three quarters ended October 1, 2006, cash used for investing activities was $8.1 million, which included capital expenditures of $6.6 million and capitalized software development costs of $2.4 million.

Cash Flow from Financing Activities

Cash provided by financing activities was $56.0 million for the three quarters ended September 30, 2007 and consisted principally of proceeds from the new senior secured credit facilities and the rights offering used principally for repayments of long-term debt and revolving loans and expenditures for debt issuance costs. Cash used for financing activities in 2006 was $95.7 million and consisted principally of repayments of revolving loans.

Contractual Obligations

During the three quarters ended September 30, 2007, there were no material changes in our contractual obligations outside of the ordinary course of business.

Off Balance Sheet Financing

We have no off balance sheet financing arrangements.

Environmental Matters

We are subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with our compliance with such laws and regulations did not have a material adverse effect on our operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded in connection with environmental matters as of September 30, 2007 was approximately $1.3 million. Although it is possible that new information or future developments could require us to reassess our potential exposure to all pending environmental matters, including those described in Note 14 to our condensed consolidated financial statements, we believe that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on our operations, financial position, capital expenditures or competitive position.

Market Risk

Our debt securities with variable interest rates are subject to market risk for changes in interest rates. On September 30, 2007, indebtedness with variable interest rates, including $175.0 million of debt subject to a collar, aggregated $281.0 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, or to the maximum level for debt subject to a collar, annual interest expense would increase by approximately $1.5 million as of September 30, 2007.

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

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures as of the end of the period covered by this report were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

(b)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information.

Item 1.	Legal Proceedings.

Reference is made to the description of the legal proceedings contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The information from Note 14 to the condensed consolidated financial statements is incorporated herein by reference.

Item 5.	Other Information.

Item 6.	Exhibits.

10.61*	Employment Agreement, dated as of August 22, 2007, between Foamex International Inc., Foamex L.P. and James B. Gamache.
10.62*	Separation and Consulting Agreement, dated as of August 27, 2007, between Foamex International Inc., Foamex L.P. and Gregory J. Christian.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOAMEX INTERNATIONAL INC.

Date: November 13, 2007	By: /s/ John G. Johnson Jr.
Name: John G. Johnson, Jr.
Title: President and Chief Executive Officer

FOAMEX INTERNATIONAL INC.

Date: November 13, 2007	By: /s/ Robert M. Larney
Name: Robert M. Larney
Title: Chief Financial Officer