Form 10-K
period 2007-12-30
FOAMEX INTERNATIONAL INC
filed 2008-04-04
CIK 912908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2007

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

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

Registrant’s telephone number, including area code: (610) 859-3000

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $.01 per share.

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☒ NO ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 29, 2007 was $115.1 million.

The number of shares outstanding of the registrant’s common stock as of March 24, 2008 was 24,372,975.

DOCUMENTS INCORPORATED BY REFERENCE

None

FOAMEX INTERNATIONAL INC.

INDEX

Page
Part I	3
Item l. Business	3
Item 1A. Risk Factors	8
Item 1B. Unresolved Staff Comments	11
Item 2. Properties	11
Item 3. Legal Proceedings	11
Item 4. Submission of Matters to a Vote of Security Holders	13
Part II	13
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities	13
Item 6. Selected Financial Data	15
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	32
Item 8. Financial Statements and Supplementary Data	32
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	32
Item 9A. Controls and Procedures	32
Item 9B. Other Information	34
Part III	34
Item 10. Directors and Executive Officers of the Registrant	34
Item 11. Executive Compensation	38
Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	54
Item 13. Certain Relationships and Related Transactions and Director Independence	55
Item 14. Principal Accountant Fees and Services	56
Part IV	57
Item 15. Exhibits and Financial Statement Schedules	57
Signatures	62

We will furnish a copy of any exhibit to this Annual Report on Form 10-K upon the payment of a fee equal to our reasonable expense in furnishing such exhibit.

PART I

ITEM l.	BUSINESS

General

Foamex International Inc. (referred to in this document as the “Company”, “Foamex International”, “we”, “us” or “our”) is engaged primarily in the manufacturing and distribution of flexible polyurethane and advanced polymer foam products. Our operations are conducted through our wholly-owned subsidiary, Foamex L.P., and through Foamex Canada Inc. (“Foamex Canada”) and Foamex Latin America, Inc., which are wholly-owned subsidiaries of Foamex L.P. We were incorporated in 1993 to act as a holding company for Foamex L.P.

We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). We make our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and proxy statements for stockholders’ meetings, as well as any amendments to those reports, available free of charge through our web site as soon as reasonably practicable after we electronically file that material with, or furnish it to, the SEC. You can learn more about us by reviewing our SEC filings on our web site. Our SEC reports can be accessed through the investor relations page of our web site, which is located at www.foamex.com/investor.php .

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site (www.sec.gov ) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Emergence from Chapter 11 Bankruptcy

The following discussion provides general background information regarding our chapter 11 cases. For more detailed information, see Note 1, “Basis of Presentation and Bankruptcy” in the notes to our consolidated financial statements.

On September 19, 2005, we and certain of our domestic subsidiaries, including Foamex L.P., our primary operating subsidiary, (collectively referred to as the “Debtors”), filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).

We emerged from bankruptcy on February 12, 2007 (the “Effective Date”) by consummating the transactions provided for in the second amended disclosure statement and plan of reorganization (the “Plan”) filed with the Bankruptcy Court on November 27, 2006. The Bankruptcy Court confirmed the Plan on February 1, 2007.

The second amended disclosure statement and the Plan filed with the Bankruptcy Court amended and superseded in all respects the first amended disclosure statement and the first amended plan, respectively. On the same date, the Bankruptcy Court approved the second amended disclosure statement. On December 12, 2006, we filed a first supplement to the second amended disclosure statement with the Bankruptcy Court to supplement the second amended disclosure statement by outlining trading restrictions that became effective under our second amended and restated certificate of incorporation that we adopted under the Plan. On December 20, 2006, the Bankruptcy Court entered the order approving the first supplement to the second amended disclosure statement and on February 1, 2007 confirmed the Plan.

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

In addition, on January 4, 2007, we offered rights to existing stockholders to purchase 0.6265 shares of our common stock for each share of common stock held as of December 29, 2006 and holders of preferred stock as of the same date were offered rights to purchase 62.65 shares of common stock for each Series B preferred share held, in each case for $9.00 per share. Stockholders exercised rights to purchase approximately 15.7 million shares of common stock pursuant to the rights offering with gross proceeds aggregating approximately $141.4 million. In addition, five of the Company’s largest stockholders (the “Significant Stockholders”) purchased approximately 0.95 million shares of common stock pursuant to a call option for approximately $8.6 million increasing the gross proceeds from the issuance of additional common stock to $150.0 million and increasing the Significant Stockholders common stock ownership to approximately 57%. After consideration of a $9.5 million put option premium paid to and a $2.0 million call option premium paid by the Significant Stockholders, and other expenses of the rights offering, the net equity proceeds aggregated approximately $141.1 million.

Subsequent to the bankruptcy filing date, Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) applied to our financial statements while we operated under the provision of chapter 11. SOP 90-7 does not change the application of generally accepted accounting principles in the preparation of financial statements. However, SOP 90-7 does require that the financial statements, for periods including and subsequent to the filing of the chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. We were not permitted to adopt “Fresh Start Reporting” as defined by paragraph 36 of SOP 90-7. See Note 1 to our consolidated financial statements.

Business Segments

We believe we are one of the largest manufacturers and distributors of flexible polyurethane and advanced polymer foam products in North America. We have numerous manufacturing facilities dedicated to specific product lines as well as facilities with the capability to support multiple product lines. Each of our business segments has a customer base that is significantly different from the other segments. Our senior executives direct sales efforts for each of our business segments. See Note 16 to our consolidated financial statements.

On August 16, 2007, we announced that we realigned our management structure to better reflect corporate functions and enhance existing operations, optimize future profitability and increase opportunities for growth. Under the new structure, the Information Technology function reports to the Chief Financial Officer; sales and supply chain management reports to the Executive Vice President of Sales and Supply Chain; and business development and marketing reports to the Executive Vice President of Business Development and Marketing. We have also reorganized our sales organization, including the combination of our Foam Products and Technical Products sales groups. While the new structure is now in place, our financial reporting in 2007 reflects the segments as historically reported.

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

The development and introduction of value-added products continues to be a priority including Sensus®, Quiltflex®, Pillowflex®, viscoelastic “memory” foams and other high performance foam products for the bedding industry, which maintain their properties better than other foams and materials.

Carpet Cushion Products

We manufacture and distribute carpet cushion products, which include prime and rebond carpet padding. Prime carpet padding is made from virgin polyurethane foam, which is formed into buns and slit into rolls. Rebond carpet padding is primarily made from recycled foam, which is shredded into small pieces, processed and then bonded using a polyurethane chemical adhesive. The manufacture of rebond carpet padding enables us to recycle the trimmings and scrap material generated in our fabrication operations and processes and that of our customers and others in the automotive and foam industries in North America. Our rubber and felt carpet cushion businesses were sold to Leggett & Platt, Incorporated on April 29, 2005 for net cash proceeds of $38.7 million. See Note 9 to our consolidated financial statements. On September 26, 2007, we completed the sale of our stand-alone carpet cushion facilities located in Fairless Hills, PA, Dallas, TX, and Orlando, FL for net proceeds of approximately $9.7 million. See Note 3 to our consolidated financial statements.

Automotive Products

We believe we are one of the largest suppliers of polyurethane foam products to the North American automotive industry. Our product lines include: foam rolls and flame laminated composites, to improve comfort and provide a pleasing appearance in seat covers; engineered foams and flame laminated composites for headliner and other interior soft trim applications; and barrier foam products, which allow our customers to more efficiently process components with low-pressure injection-molding or foam-in-place manufacturing methods.

We have the ability to conduct most original equipment manufacturer (“OEM”) fabric composite testing in our A2LA accredited laboratory, located in Auburn, IN. This testing is required to meet Federal Motor Vehicle Safety Standards.

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

As of January 2, 2006, the Automotive Products segment assumed responsibility for operations in Mexico City. These operations were previously included in the Other segment.

Technical Products

We believe we are one of the industry’s prime innovators and suppliers of specialty foam material, which we refer to as “Technical Products,” for a diverse array of markets and industries. Technical Products can be tailored to meet a wide variety of energy and fluid management challenges and are found in automotive, industrial, electronics, consumer, medical, and other markets. Technical Products are commonly used in applications such as gasketing and sealing systems for automobiles, inkjet printer cartridges, rollers in digital imaging equipment, noise and vibration damping for computer disc drives, air and fluid filtration in cars and aircraft, medical devices, and numerous consumer items such as sponges, mops, paint brushes and cosmetic applicators. Due to the highly specialized nature of most Technical Products, a technical staff of engineering and research and development experts work with customers to design, develop and manufacture products to meet specific requirements. We provide technical support from product conceptualization through prototyping and production and work closely with the product developers, engineers, brand managers and research and development staffs of both major OEMs in specific markets and with the industry’s premier foam fabricators to deliver innovative solutions to their product needs and challenges.

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

We market our Technical Products directly to major OEMs in the automotive, industrial, electronics, consumer and medical sectors where we provide engineering, research and development resources to assist these customers in developing innovative solutions to their most demanding technical requirements. We also market our Technical Products through a network of independent fabrication and distribution companies in North America, Europe and Asia. These fabricators or distributors often further process or finish Technical Products to meet the specific needs of end users. Our specialty and technical foams service unique end user requirements and are generally sold at relatively higher margins compared to the other business segments. This business is characterized by a diversity and complexity of both customers and applications.

International Operations

Our international operations are located in Mexico, Canada and Asia. We operate six facilities in Mexico serving the automotive and cushioning industries and two manufacturing facilities in Canada that service foam products customers. During 2006, we closed two manufacturing facilities, including a foam pouring facility, in Toronto, Canada. Four of the facilities located in Mexico are within the Mexican free trade zones close to the U.S. border and primarily service automotive customers. Our Mexico City facility services both automotive and foam fabrication customers.

We own a controlling interest in a joint venture that has commenced operations in Shanghai, China. We are expanding our operations in China through the leasing of additional facilities and hiring additional personnel. We owned 70% of Foamex Asia Co., Ltd., a joint venture with manufacturing facilities in Thailand, Singapore and China. We sold our interest in the joint venture to our partner in September 2007 for approximately $22.5 million, including collection of an advance to the joint investee of $4.2 million.

We have maintained a longstanding relationship with Recticel s.a. (“Recticel”), a leading manufacturer of flexible polyurethane foam in Europe. We have in the past exchanged technical information and expertise relating to foam manufacturing with Recticel.

Major Customers

Net sales to Johnson Controls, Inc., which are included in our Automotive Products segment, accounted for approximately 18.5% of our net sales in 2007, 9.8% of our net sales in 2006 and 11.4% of our net sales in 2005. No other customer accounted for more than 10.0% of our net sales during any of the past three years. Net sales to our five largest customers, including Johnson Controls, Inc., comprised approximately 40.4% of our net sales in 2007, 31.8% of our net sales in 2006 and 28.9% of our net sales in 2005. The loss of any one of these customers could have a material adverse effect on our business.

Manufacturing and Raw Materials

Our manufacturing and distribution facilities for the Foam Products and Automotive Products segments are located regionally to service our major customers because the high freight cost in relation to the cost of foam and laminated composites results in distribution being most cost-effective within a 200 to 300 mile radius. The square footage of our foam manufacturing facilities is significant as foam production requires a large area for curing or lay down space.

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

Raw materials account for approximately 75% of our cost of goods sold. The principal chemicals used in the manufacture of flexible polyurethane foam are toluene diisocyanate, or “TDI” and polyol. There are a limited number of major suppliers of these raw materials. We generally have alternative suppliers for each major raw material. We believe that we could find alternative sources of supply should we cease doing business with any one of our major suppliers, although there may be some delay in replacing a major supplier. A disruption in our ability to obtain raw materials that continues for a significant period of time could cause us to suspend or curtail some of our manufacturing operations, which could have a material adverse effect on our business and results of operations. In September and October 2005, the supply of TDI was disrupted as a major supplier closed a TDI production facility permanently and other sources of supply were curtailed for a period of time by Hurricanes Rita and Katrina. Production of foam was reduced throughout the industry and foam production was allocated to customers for a period of time.

The prices of raw materials have historically been cyclical and volatile. The prices of raw materials are influenced by demand, manufacturing capacity, oil and natural gas prices and the current geopolitical instability and its impact on oil production and prices. We experienced increases of approximately 13% in the weighted average price of raw materials from major chemical manufacturers in the fourth quarter of 2006 compared to the fourth quarter of 2005 and approximately 35% for the full year 2006 compared to 2005. We attempt to offset raw material price increases through selling price increases and manufacturing process efficiencies. We were able to implement significant selling price increases in the fourth quarter of 2005 and to offset raw material cost increases throughout 2006. During 2007, raw material prices were relatively stable, but increased in the fourth quarter to levels slightly higher than in the fourth quarter of 2006. We have implemented price increases to cover these higher raw material costs. In the future, we may not be successful in implementing selling price increases to fully recover raw material cost increases. Competitive pricing pressure may also require us to adjust our selling prices or lose volume.

Employees

As of December 30, 2007, we employed approximately 3,400 persons. Approximately 1,100 of these employees are located outside the United States, including approximately 400 covered by collective bargaining agreements with labor unions. Approximately 450 United States employees are covered by collective bargaining agreements at five facilities. These agreements expire on various dates through October 25, 2010. We consider relations with our employees to be good.

Competition

The flexible polyurethane foam industry is competitive with price, quality, service, new product and technical offerings being significant factors. Our competitors in the polyurethane foam industry include Carpenter Co., Flexible Foam Products, Inc., Hickory Springs Manufacturing Company, Future Foam, Inc., and The Woodbridge Group. None of these competitors individually competes in all of the business segments in which we do business.

Patents and Trademarks

We own various patents and trademarks registered in the United States and in numerous foreign countries. The registered processes and products were developed through ongoing research and development activities to improve quality, reduce costs and expand markets through development of new applications for flexible polyurethane foam products. While we consider our patents and trademarks to be valuable assets, we do not believe that our competitive position or our operations are dependent upon any individual patent, trademark or tradename.

Research and Development

We believe we have a leading research and development capability in the flexible polyurethane foam industry. Our primary research and development facility is located in Eddystone, PA. Expenditures for research and development amounted to $3.6 million in 2007, $3.2 million in 2006 and $2.3 million in 2005.

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

In addition to the other information in this Annual Report on Form 10-K, investors should carefully consider the following factors about us. These may not be the only risks we face. Additionally, we may face risks that we do not deem to be material at the time but which may become material in the future. Certain statements in “Risk Factors” are forward-looking statements. See Item 7 - Managements’ Discussion and Analysis of Financial Condition and Results of Operations - “Forward-Looking Statements”.

An increase in raw material costs may have an adverse effect on us.

Because the cost of chemicals is the largest single component of our cost of goods sold, the price and availability of the chemicals we purchase significantly affects our business. In 2006, our cost of raw materials increased 35%, on average, over 2005. Cost of raw materials remained relatively stable throughout 2007. The principal chemicals used in the manufacture of flexible polyurethane foam are TDI and polyol. The prices of these raw materials are influenced by demand, manufacturing capacity and oil and natural gas prices. Specifically, since the primary chemicals used to create these raw materials are all oil-based derivatives, fluctuating oil and energy costs, like those experienced in the last few years, could adversely affect our manufacturing costs. We may not be able to fully offset raw material price increases through selling price increases and manufacturing process efficiencies. To the extent we are unable to so offset any raw material price increases; our business may be adversely affected.

Our ability to utilize our net operating loss carryforwards may be limited.

As of December 30, 2007, we had approximately $288.7 million of United States net operating loss carryforwards (“NOLs”) which may be available to offset our future taxable income. Section 382 of the Internal Revenue Code (“IRC Section 382”), however, limits a corporation’s utilization of NOLs following an IRC Section 382 ownership change. We had an IRC Section 382 ownership change in June 2001 that limited our future NOL utilization to approximately $21.0 million per year for $57.0 million of our NOLs subject to such limitation. Also, we have determined that we had an ownership change as defined in IRC Section 382 on the Effective Date. Although the amount of the limitation has not been finally determined, we do not expect this new annual limitation on the use of our NOL carryforwards to have a significant near term impact on our cash flows or financial position.

We depend on a limited number of suppliers of TDI and polyol.

A disruption in our ability to obtain these raw materials that continues for a significant period of time could cause us to suspend all or a portion of our manufacturing operations, which could have a material adverse effect on our business results and operations. Two examples of such disruptions were Hurricanes Rita and Katrina in 2005.

Major customers' financial condition and supply decisions may have a material effect on us.

Our financial performance is directly tied to the financial condition of our customers and our customers’ decisions concerning suppliers. This is especially so because a small number of customers account for a significant percentage of our net sales. Net sales to our five largest customers together accounted for approximately 40.4% of our net sales in 2007. Net sales to Johnson Controls, our largest customer, accounted for approximately 18.5% of our net sales in 2007. Thus, the loss of, or a substantial decrease in the amount purchased by, these major customers could have a material adverse effect on our financial position and results of operations.

The polyurethane foam business has excess capacity and is somewhat cyclical.

We are subject to excess capacity in the polyurethane foam industry and to the cyclical nature of the automotive, housing, technology, and furniture and bedding industries. A protracted downturn in any of these industries could have a material adverse effect on our results of operations. In particular, the problems facing the North American automotive industry, which was our largest revenue source in 2007, have negatively impacted our automotive business, and may negatively impact our financial condition in the future.

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

Among these disputed claims are certain disputes to which Foamex L.P. is a party relating to a fire at a nightclub in West Warwick, Rhode Island in February 2003. The fire destroyed the nightclub, killing 100 persons and injuring over 100 others. Foamex L.P. and several of its affiliates are named as defendants, along with more than 50 other defendants, in certain litigation concerning the fire. The ensuing litigation, comprising numerous cases, has been consolidated in a single case, Gray v. Derderian, Case No. 04-312L (the “Litigation”), before the United States District Court for the District of Rhode Island. Plaintiffs have also filed proofs of claim in our bankruptcy case. Foamex L.P. is named in these cases solely as an alleged successor to General Foam Corporation (“GFC”), a defendant in the Litigation. In addition to other foam manufacturing defendants in the Litigation, GFC is alleged to have manufactured and sold polyurethane foam to a foam fabricator in Rhode Island. The foam fabricator is alleged to have then sold the foam at issue to the nightclub. The foam was among other building materials alleged to have caught fire when pyrotechnics were set off inside the nightclub.

The Litigation is in its early stages. We believe that there are multiple defenses to both (i) the claims against GFC and (ii) the successor claim against Foamex L.P. We intend to continue vigorously defending Foamex L.P. in the Litigation. We also believe that, if GFC is held liable for monetary damages in the Litigation, GFC is unable to satisfy that obligation and Foamex L.P. is found to have liability as a successor to GFC, there is likely to be adequate insurance available to Foamex L.P. to cover such liability. However, we cannot assure you that the defenses available to GFC or Foamex L.P. as an alleged successor will prevail. In addition, if GFC is held liable for monetary damages in the Litigation, there can be no assurance that GFC, or PMC under the guarantee, will be able to satisfy that obligation or any potential obligation to Foamex L.P.

We are subject to extensive federal, state, local and foreign environmental laws and regulations.

Our past and present business operations and the past and present ownership and operation of our real properties are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment and the remediation of environmental contamination. We are remediating soil and groundwater contamination at six of our current and former locations. We are also designated as a Potentially Responsible Party (“PRP”) by the United States Environmental Protection Agency (“EPA”), or by state environmental agencies, at three sites. If there are additional sites or our estimates of our potential environmental liabilities are incorrect, there could be a material adverse effect on our financial condition and results of operations.

Any failure to be in compliance with any material provision or covenant of our debt instruments could have a material adverse effect on our liquidity and operations.

The credit agreements governing Foamex L.P.’s senior secured credit facilities impose significant operating and financial restrictions on us. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.

Foamex L.P.’s ability to comply with these covenants may be affected by events beyond our control, and unanticipated events could require us to seek waivers or amendments of covenants or alternative sources of financing or to reduce expenditures. We cannot assure you that such waivers, amendments or alternative financing could be obtained, or if obtained, would be on terms acceptable to us.

A breach of any of the covenants or restrictions contained in any existing or future financing agreements, including the financial covenants in Foamex L.P.’s new senior secured credit facilities, could result in an event of default under those agreements. Such a default could allow the lenders under these financing agreements to discontinue lending, to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies, and/or to declare all borrowings outstanding thereunder to be due and payable. If any of these events occur, we cannot assure you that we will have sufficient funds available to pay in full the total amount of obligations that become due as a result of any such acceleration, or that we will be able to find additional or alternative financing to refinance any such accelerated obligations. Even if we obtain additional or alternative financing, we cannot assure you that it would be on terms that would be acceptable to us.

We cannot assure you that Foamex L.P. will be able to remain in compliance with the covenants to which Foamex L.P. is subject in the future and, if Foamex L.P. fails to do so, that Foamex L.P. will be able to obtain waivers from the lenders or amend the covenants.

General business and economic conditions could reduce our sales and profitability.

Our business can be affected by general business and economic conditions in the United States, including the current crisis in the credit markets. We could be exposed to downturns in the United States economy which could have a significant impact on demand for our products. In addition in a poor economic environment there is a greater likelihood that more of our customers could become delinquent on their obligations to us or go bankrupt, which, in turn, could result in a higher level of charge-offs and provision for credit losses, all of which would adversely affect our earnings. General business and economic conditions that could affect us include short-term and long-term interest rates, inflation, fluctuations in both debt and equity capital markets, and the strength of the United States economy.

If we fail to retain key management and technical personnel we may be unable to implement our business plan.

Members of our management have extensive industry experience, and it would be difficult to find new personnel with comparable experience. Because our business is highly specialized, we believe that it would also be difficult to replace our key technical personnel. We believe that our future success depends, in large part, on our experienced management team and key technical personnel. Losing the services of key members of our management and technical teams could limit our ability to implement our business plan.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report financial results or prevent fraud.

Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We must annually evaluate our internal procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires management and auditors to assess the effectiveness of internal control over financial reporting. If we fail to remedy or maintain the adequacy of internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 30, 2007, we maintained 32 manufacturing and distribution facilities. Total floor space in use at our eight owned facilities is approximately 2.0million square feet and total floor space in use at our 24 leased facilities is approximately 2.9 million square feet, with 24 of these facilities located throughout 20 cities in the United States, two facilities located in Canada, and six facilities located in Mexico. At December 30, 2007, we have approximately 1.3 million square feet of idle space. We sold two idle facilities with approximately 0.5 million square feet of space in 2007.

We have closed or sold certain manufacturing facilities, warehouse locations, and administrative offices as part of our restructuring process. In 2007, we closed or sold eight manufacturing facilities, including a foam pouring facility in Eddystone, PA; a fiber plant in Pontotoc, MS; carpet cushion plants in Orlando, FL, Dallas, TX, and Fairless Hills, PA; and fabrication plants in Compton, CA, Cookeville, TN, and Tupelo, MS. We have several facilities listed for sale including our facility in Eddystone, PA.

We have leased a new fabrication plant in Albuquerque, NM in late 2007 which became operational early in 2008.

We have six leases expiring in 2008. The earliest lease termination date for any of our foam pouring facilities for which we do not have renewal options is 2011.

We lease an approximately 47,000 square feet corporate headquarters facility at 1000 Columbia Avenue, Linwood, PA 19061 and we lease an administrative office in Novi, MI for the Automotive Products segment. In addition, we maintain a 40,000 square feet Research and Development facility in Eddystone, PA.

We do not report facility information by business segment since certain of our facilities produce products for multiple business segments.

ITEM 3.	LEGAL PROCEEDINGS

Litigation

We and our subsidiaries are party to various lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations. If management’s assessment of the liability relating to these actions is incorrect, these actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of December 30, 2007, we have accrued approximately $1.7 million for litigation, claims and other legal matters (the “Litigation Matters”) in addition to the environmental matters discussed below.

In July 2001, Foamex L.P. purchased certain assets, but did not assume any liabilities, related to the manufacture and sale of a variety of polyurethane foam products from a group of sellers, including GFC. PMC, Inc. (“PMC”), the parent of GFC, served as guarantor under the asset purchase agreement memorializing the sale. The guarantee, for the benefit of Foamex L.P., covered the performance of all terms, conditions, covenants and indemnities required to be performed by the sellers (including GFC) under the agreement. The indemnities and the related guarantee are subject to various indemnity caps including a $2.5 million limitation for the litigation discussed below.

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

The Litigation is in its early stages. We believe that there are multiple defenses to (i) the claims against GFC, and (ii) the successor claim against Foamex L.P. We intend to continue vigorously defending Foamex L.P. in the Litigation. We also believe that if, GFC is held liable for monetary damages in the Litigation and GFC is unable to satisfy that obligation, and Foamex L.P. is found to have liability as a successor to GFC, there is likely to be adequate insurance available to Foamex L.P. to cover such liability. However, there can be no assurance that the defenses available to GFC or to Foamex L.P. as an alleged successor will prevail. In addition, if GFC is held liable for monetary damages in the Litigation, there can be no assurance that GFC, or PMC under the guarantee, will be able to satisfy that obligation or any potential obligation to Foamex L.P. under the $2.5 million indemnity cap, which is the subject of a separate dispute with PMC, as discussed below.

Foamex L.P. incurred fees and costs in defense of the Litigation and neither GFC nor PMC honored our demand for reimbursement of those fees and costs, as was agreed to under the asset purchase agreement. Therefore, in November 2005, we filed an adversary proceeding against PMC alleging, among other claims, that PMC breached its obligations under the asset purchase agreement by failing to reimburse Foamex L.P. for the fees and costs related to the defense of the Litigation (the “PMC Litigation”).

On October 4, 2006, the parties to the PMC Litigation agreed to a settlement of the PMC Litigation. The settlement resolved the PMC Litigation in its entirety and resulted in the recovery of the vast majority of the fees and costs expended defending the Litigation and up to an aggregate of $2.5 million in total fees and costs, but did not settle any disputes as to any PMC obligations under the indemnity for the underlying liability, which is subject to the same $2.5 million indemnity cap. The settlement was approved by the Bankruptcy Court on October 19, 2006.

Environmental and Health and Safety

We are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, are from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of December 30, 2007, we had accruals of approximately $1.4 million for environmental matters, including approximately $1.2 million related to remediating and monitoring soil and groundwater contamination and approximately $0.2 million relating to PRP sites. Additional losses, if any, in excess of amounts currently accrued, cannot be reasonably estimated at this time. If there are additional matters or if any current estimates are incorrect, there could be a material adverse effect on our financial position, results of operations and cash flows.

We have reported to state authorities that we have found soil and/or groundwater contamination in excess of state standards. Following our emergence from bankruptcy, six sites are in various stages of investigation or remediation. The extent of contamination and the ultimate liability is not known with certainty for all sites.

We have either upgraded or closed all underground storage tanks at our facilities in accordance with applicable regulations.

The Comprehensive Environmental Response, Compensation and Liability Act, or “CERCLA”, and comparable state laws impose liability without fault for the costs of cleaning up contaminated sites on certain classes of persons that contributed to the release of hazardous substances into the environment at those sites, for example, by generating wastes containing hazardous substances which were disposed at such sites. We are currently designated as a PRP with respect to three sites. Estimates of total cleanup costs and fractional allocations of liability are often provided by the EPA, the state environmental agency or the committee of PRPs with respect to the specified site. Based on these estimates (to the extent available) and on known information, in each case and in the aggregate, we do not expect additional costs, if any, to be material to our results of operations, financial position or cash flows.

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

On March 8, 2007, we announced that after authorization by our Board of Directors, holders of a majority of our common stock had consented to amendments to our Charter to permit us to effect a reverse stock split of our common stock at a ratio of one-for-four. The reverse stock split impacted all outstanding shares of common stock, but had no impact on the number of shares authorized.

On August 17, 2007, we obtained the written consent of the stockholders holding a majority of the shares of our common stock to adopt the 2007 Management Incentive Program (“MIP”). The MIP provides for the issuance of stock incentive awards, including options and stock appreciation rights, for up to 2,325,000 shares of the Company’s common stock. Awards may be made to employees, directors and consultants whom the compensation committee of the Board of Directors shall select from time to time.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

From September 28, 2005 through February 12, 2007, our common stock was traded over the counter on the Pink Sheets under the symbol “FMXIQ”. Beginning on February 13, 2007, our common stock symbol was changed to “FMXL” to coincide with our emergence from bankruptcy.

The following table sets forth the high and low bid prices for our common stock. Over the counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2007	High	Low

Quarter Ended April 1	$22.20	$12.44
Quarter Ended July 1	$21.04	$11.20
Quarter Ended September 30	$11.37	$ 6.90
Quarter Ended December 30	$ 9.20	$ 1.95

2006
Quarter Ended April 2	$ 0.64	$ 0.04
Quarter Ended July 2	$19.56	$ 0.56
Quarter Ended October 1	$16.40	$11.64
Quarter Ended December 31	$25.40	$13.60

As of March 24, 2008, there were 135 holders of record of the common stock. On March 24, 2008, the closing price of our common stock was $1.70.

There were no cash dividends paid on our common stock during the past two fiscal years. We are a holding company whose assets consist primarily of a wholly-owned subsidiary, Foamex L.P. Consequently, our ability to pay dividends is dependent upon the earnings of Foamex L.P. and any future subsidiaries and the distribution of those earnings to us and loans or advances by Foamex L.P. and any such future subsidiaries. The ability of Foamex L.P. to make distributions is restricted by the terms of financing agreements. Due to such restrictions, we expect to have only limited access to the cash flow generated by Foamex L.P. for the foreseeable future. See Item 7 - “Managements’ Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt Covenants”.

Equity Compensation Plan Information

The following table summarizes information about the Foamex International Inc. 1993 Stock Option Plan, the Foamex International Inc. 2002 Stock Award Plan for Directors, Executive Officers and Key Employees, and the MIP. This information is as of December 30, 2007.

	Number of	Weighted	Number of Securities
	Securities to be	Average	Available for Future
	Issued Upon	Exercise	Issuance Under Equity
	Exercise of	Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding Securities
Plan Category	Options	Options	Outstanding)

Equity compensation plans approved by stockholders	419,547	$14.69	2,911,719
Equity compensation plans not approved by stockholders	—	—	—

Total	419,547	$14.69	2,911,719

The following graph compares the cumulative total stockholder returns on our common stock based on an investment of $100 on December 31, 2002 and after the close of the market for each of the ensuing five years against the Standard & Poor’s 500 Index (“S&P 500”), the Standard & Poor’s Manufacturing Index, and an industry peer group consisting of Leggett & Platt, Inc. and Sealed Air Corporation. Because of changes in our business and in the business of the members of the peer group, we believe that it is no longer comparable and it will not be included in the performance graph in the future.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected historical consolidated financial data. The financial data should be read in conjunction with the consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K.

	Fiscal Year (1) (2)

	2007	2006	2005	2004	2003

Statements of Operations Data	(thousands, except for earnings per share)
Net sales	$1,169,427	$1,286,936	$1,231,458	$1,172,734	$1,194,941
Gain (loss) on sale of assets	$386	$639	$29,946	$1,185	$(30)
Income (loss) from continuing
operations (3)(4)	$(45,253)	$11,928	$(41,825)	$(146,537)	$(23,043)
Basic earnings (loss) per share from
continuing operations (5)	$(2.08)	$1.29	$(4.56)	$(16.00)	$(2.52)
Diluted earnings (loss) per share from
continuing operations (5)	$(2.08)	$1.24	$(4.56)	$(16.00)	$(2.52)

Balance Sheet Data
Total assets	$430,550	$564,578	$601,320	$645,710	$789,906
Current portion of long-term debt	$6,189	$142,564	$;240,804	$182,038	$112,002
Long-term debt, excluding current portion (6)	$527,904	$160	$366	$568,461	$633,621
Liabilities subject to compromise	$—	$640,645	$635,965	$—	$—
Stockholders’ deficiency	$(298,121)	$(396,393)	$(415,714)	$(358,313)	$(203,116)

(1)

We have a 52 or 53-week fiscal year ending on the Sunday closest to the end of the calendar year. The 2007, 2006, 2005, and 2003 fiscal years included 52 weeks while the 2004 fiscal year included 53 weeks.

(2)	All periods presented reflect the sale of the three stand-alone carpet cushion plants in 2007 and the shut down of our consumer products group in 2005 as discontinued operations.

3)

Includes asset impairment, goodwill impairment and restructuring charges (credits), as discussed in the notes to our consolidated financial statements included in this Annual Report on Form 10-K and prior Form 10-Ks. Listed below are the aggregate pretax charges (credits).

2007 -	$46.0 million
2006 -	$ 9.5 million
2005 -	$52.2 million
2004 -	$ 4.6 million
2003 -	$(1.8) million

(4)

During 2004, we established a valuation allowance for our United States deferred tax assets as we determined that it was not likely that we would be able to generate sufficient amounts of future United States taxable income to utilize our NOLs and realize other deferred tax assets. The establishment of the valuation allowance reduced income from continuing operations by $128.6 million in 2004.

(5)

Per share data has been adjusted for all periods presented pursuant to the rights offering under the Plan and for the reverse stock split at a ratio of one-for-four, which became effective on April 30, 2007. See Note 5 to our consolidated financial statements.

(6)	Excludes long-term debt of $500.9 million that was included in Liabilities Subject to Compromise at December 31, 2006 and January 1, 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Annual Report on Form 10-K and those that may be made in the future by us or on our behalf which are identified as forward-looking, we note that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements, such as the ability to implement customer selling price increases in response to higher raw material costs, raw material price increases, general economic conditions, the interest rate environment, the level of automotive production, carpet production, furniture and bedding production, and housing starts, the completion of various restructuring/consolidation plans, the achievement of management’s business plans, our capital and debt structure (including various financial covenants), litigation and changes in environmental legislation and environmental conditions. The forward-looking statements contained in this Annual Report on Form 10-K were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond our control.

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

EXECUTIVE SUMMARY

Overview

We operate in the flexible polyurethane and advanced polymer foam products industry. Our operations are primarily conducted through our wholly-owned subsidiary, Foamex L.P. Business segments are listed below and business segment financial information is included in Note 16 to our consolidated financial statements. Please see Part I, Item 1, “Business” for a more complete description of the activities of our business segments.

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

Technical Products -manufactures and markets reticulated and other specialty foams used for reservoiring, filtration, gasketing and sealing applications.

Other -primarily consists of corporate expenses not allocated to the other business segments and impairment and restructuring charges and gains on sale of assets.

Our sales are primarily to markets in the United States. These sales are impacted by economic conditions in several sectors of the United States economy, including consumer spending, sales of new and existing homes and the overall level of passenger car and light truck production. We are pursuing a strategy that focuses on our technical capabilities that we anticipate will lead to growth in sales of specialty products. In early 2008, we introduced a number of new products, including breathable memory foams, natural bedding products, natural latex and performance cushioning products.

A small number of major customers produce a significant portion of our net sales. In 2007, our largest customer provided approximately 18.5% of our net sales and our five largest customers provided approximately 40.4% of our net sales. Two of our five largest customers are customers of the Automotive Products segment and three are customers of the Foam Products segment. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K.

Operations

The following table includes key elements of our financial statements expressed as a percentage of net sales for the years 2002 through 2007, except for net cash provided by (used for) operating activities which is expressed in millions of dollars.

	2007	2006	2005	2004	2003	2002

Net Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Goods Sold	88.1%	84.1%	89.7%	88.1%	88.6%	88.9%
Gross Profit Margin	11.9%	15.9%	10.3%	11.9%	11.4%	11.1%
Selling, General and
Administrative Expenses	5.6%	6.1%	6.4%	7.1%	6.5%	7.3%
Operating Income Margin	2.6%	9.2%	3.4%	4.7%	5.1%	3.4%
Interest and Debt
Issuance Expense	5.9%	7.3%	6.4%	6.5%	7.3%	5.6%
Net Cash Provided by (Used
for) Operating Activities	$(16.1)	$104.9	$(22.9)	$(1.0)	$17.5	$(50.4)

As demonstrated by the table above, our results improved only marginally in 2003 and 2004 from the 2002 level. During the first three quarters of 2005 our gross profit margin continued to erode and was 6.5% for the third quarter and 6.8% for the first three quarters. In the third quarter of 2005, three suppliers of TDI closed production facilities that had accounted for approximately 10% of global supply. In addition, the evacuation of portions of the U.S. Gulf Coast states as a result of Hurricanes Katrina and Rita caused curtailment of TDI and polyol production at several facilities in that area. The reduced availability of raw materials caused temporary shortages of foam throughout the industry. Partially as a result of these shortages, we were able to implement significant price increases on an immediate basis during the fourth quarter of 2005, particularly in our Foam Products operating segment. As a result, our gross profit margin was 20.3% in the fourth quarter of 2005, a portion of which was temporary due to market conditions and lower cost inventory impacts on our cost of goods sold. For the year 2006, our gross profit margin was 15.9% which ranged from 14.3% to 17.4% in the individual quarters. During 2006, we were generally able to offset raw material cost increases that averaged approximately 35% year on year. During 2007, raw material prices remained relatively stable, but increased in the fourth quarter to levels slightly higher than in the fourth quarter of 2006. We have implemented price increases to cover these higher raw material costs. Our gross profit margin in 2007 was 13.0% in the first quarter and fell to 10.7% in the fourth quarter, averaging 11.9% for the full year due to lower sales volumes and selling prices. Net sales dollars have been relatively flat over the six year period with 2007 representing a decrease of 5% compared to 2002.

Sales volume in the Foam Products operating segment has decreased by 44% since 2005 and has declined from the preceding quarter in six of the last seven quarters. Some of the decreased volume has been attributed to the loss of commodity foam business as customers have sought alternative sources of supply as we maintained selling prices at levels that allowed us to recover raw material cost increases. More recently, sales volume has been impacted by the general business downturn and by softness in the housing, furniture and bedding industries. In addition, we lost one of our major customers in the Foam Products operating segment in late 2007 and are seeking to replace the lost volume with new products and customers. Volume has continued to be soft in early 2008, but is expected to improve for the balance of 2008.

In order to maintain satisfactory gross profit and operating income margins to generate sufficient cash flow to reduce debt, we expect to manage our business with the following objectives:

•	Maintain selling prices that allow for recovery of any major raw material and manufacturing cost increases.

•	Monitor market conditions and adjust selling prices to maintain product volumes without sacrificing profitability.

•	Increase production efficiency and reduce manufacturing costs through an effective deployment of allowed capital expenditure levels under our credit facilities.

•	Aggressively control labor and overhead costs in both manufacturing and administration.

On September 19, 2005, we and certain of our domestic subsidiaries, including Foamex L.P., our primary operating subsidiary, filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

We emerged from bankruptcy on February 12, 2007 by consummating the transactions provided for in the second amended disclosure statement and the Plan filed with the Bankruptcy Court on November 27, 2006. The Bankruptcy Court confirmed the Plan on February 1, 2007. For more detailed information see Note 1, “Basis of Presentation and Bankruptcy” in the notes to our consolidated financial statements.

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

In addition, on January 4, 2007, we offered rights to existing stockholders to purchase 0.6265 shares of our common stock for each share of common stock held as of December 29, 2006 and holders of preferred stock as of the same date were offered rights to purchase 62.65 shares of common stock for each Series B preferred share held, in each case for $9.00 per share. Stockholders exercised rights to purchase approximately 15.7 million shares of common stock pursuant to the rights offering with gross proceeds aggregating approximately $141.4 million. In addition, the Significant Stockholders purchased approximately 0.95 million shares of common stock pursuant to a call option for approximately $8.6 million, increasing the gross proceeds from the issuance of additional common stock to $150.0 million and increasing the Significant Stockholders common stock ownership percentage to approximately 57%. After consideration of a $9.5 million put option premium paid to and a $2.0 million call option premium paid by the Significant Stockholders, and other expenses of the rights offering, the net equity proceeds aggregated approximately $141.1 million.

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

Bankruptcy and Basis of Presentation

Subsequent to the bankruptcy filing date, SOP 90-7 applied to our financial statements while we operated under the provision of chapter 11. SOP 90-7 does not change the application of generally accepted accounting principles in the preparation of financial statements. However, SOP 90-7 does require that the financial statements, for periods including and subsequent to the filing of the chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. We filed a second amended disclosure statement and the Plan with the Bankruptcy Court on November 27, 2006. We were not permitted to adopt “Fresh Start Reporting” as defined by paragraph 36 of SOP 90-7 upon emergence from bankruptcy. See Note 1 to our consolidated financial statements.

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

Long-Lived Assets

Net property, plant and equipment aggregated approximately $90.9 million at December 30, 2007. Property and equipment held for use is grouped for impairment testing at the plant level, the lowest level for which there are identifiable cash flows. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We assess recoverability by comparing the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be generated by the assets. If an asset group is considered impaired, the impairment loss to be recognized would be measured as the amount by which the asset group’s carrying amount exceeds its fair value. Estimated future cash flows are based on historical results adjusted for estimated future market conditions and operating plans. To the extent that these estimates change, impairment losses could result which may have a material adverse impact on future financial results.

Goodwill

We evaluate the recoverability of goodwill on an annual basis as required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). We perform this annual evaluation as of the first day of the fourth fiscal quarter, or more frequently if events or changes in circumstances, such as declining sales, earnings or cash flows or material adverse changes in the business climate, indicate that the carrying value of goodwill might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are primarily established using a discounted cash flow methodology. The determination of discounted cash flows is based on the businesses’ plans and long range planning forecasts.

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

Self Insurance

We are self-insured up to certain limits for a number of risks including workers’ compensation, medical, automobile and general liability. Commercial insurance policies are carried for amounts in excess of the self-insured amounts. Management exercises judgment in estimating the ultimate liability for claims. The services of an outside actuary are used to assist management in their evaluation of the liabilities for workers’ compensation, automobile and general liability claims.

Benefit Plans

We maintain a defined benefit pension plan that covers most of our United States employees. Projected benefit obligations, pension expense and amounts included in other comprehensive income are impacted by a number of assumptions. Key assumptions include the discount rates to determine benefit obligations and the expected long-term rate of return on plan assets. Discount rates are applied to future cash flows to measure benefit obligations on a present value basis. We assumed weighted average discount rates of 6.25%, 5.75% and 5.50% to calculate pension expense in 2007, 2006 and 2005, respectively. Based on pension plan obligations at year-end 2007, a 0.50% reduction in the discount rate would increase pension expense by approximately $0.3 million. Based on pension plan assets at year-end 2007, a 0.50% reduction in the expected rate of return assumption would increase pension expense by approximately $0.6 million. The underfunded position of the pension plan was primarily the result of declining discount rates and historical returns on pension assets being below expectations resulting in an accumulated net actuarial loss which must be amortized in future years. The amortization of net actuarial losses is estimated to be approximately $1.5 million in 2008. We anticipate funding approximately $7.4 million to the pension plans in 2008 as compared to $11.9 million in 2007. In November 2007, we announced that we would freeze accruals under our defined benefit pension plan for our U.S. employees as of December 31, 2007, resulting in a fixed accumulated benefit obligation that will continue to be funded by our contributions and by asset returns.

Claims and Litigation

We receive claims for damages that are not covered by insurance. Management evaluates these claims and records its estimate of liabilities when such liabilities are considered probable and an amount or reasonable range can be estimated.

Environmental Remediation

We have a number of manufacturing facilities and certain idle facilities that require remediation of soil and/or groundwater contamination. As required by applicable State and/or Federal compliance programs, many of these sites are in the monitoring stage that requires periodic sampling of contamination levels in conjunction with ongoing assessments of remediation actions. Accordingly, the recognition of environmental liabilities requires estimates concerning the duration of monitoring and associated costs, often projected to extend for a number of years. To the extent that these estimates change, additional environmental costs could have a material adverse impact on future financial results. See the section below entitled “Other – Environmental Health and Safety” for additional information.

RESULTS OF OPERATIONS

		Carpet
	Foam	Cushion	Automotive	Technical
	Products	Products	Products	Products	Other	Total

2007
Net sales	$439,448	$84,074	$516,375	$129,265	$265	$1,169,427
Income (loss) from operations	$48,620	$3,741	$32,887	$28,374	$(83,475)	$30,147
Depreciation and amortization	$7,314	$675	$3,439	$4,645	$5,201	$21,274
Income (loss) from operations
as a percentage of net sales	11.1%	4.4%	6.4%	22.0%	n.m.(*)	2.6%

2006
Net sales	$577,458	$136,068	$429,695	$143,448	$267	$1,286,936
Income (loss) from operations	$114,266	$6,159	$25,554	$38,548	$(66,088)	$118,439
Depreciation and amortization	$6,206	$685	$3,855	$2,520	$4,948	$18,214
Income (loss) from operations
as a percentage of net sales	19.8%	4.5%	5.9%	26.9%	n.m.(*)	9.2%

		Carpet
	Foam	Cushion	Automotive	Technical
	Products	Products	Products	Products	Other	Total

2005
Net sales	$584,870	$126,752	$393,144	$127,712	$(1,020)	$1,231,458
Income (loss) from operations	$67,564	$1,688	$17,451	$32,749	$(78,046)	$41,406
Depreciation and amortization	$7,115	$1,605	$4,272	$2,318	$3,921	$19,231
Income (loss) from operations
as a percentage of net sales	11.6%	1.3%	4.4%	25.6%	n.m.(*)	3.4%

*	Not meaningful.

Business segment results include revenues and costs that are specifically identifiable and costs shared by business segments have been allocated based on utilization. As of January 2, 2006, responsibility for operations in Mexico City was assumed by Automotive Products. Data in the table above for the Automotive Products and Other Segments for 2005 have been adjusted for comparative purposes. In addition, results for the Foam Products segment for 2005 been adjusted to reflect the consumer products group as a discontinued operation and results for the Carpet Cushion Products segment for 2006 and 2005 have been adjusted to reflect the three plants sold in September 2007 as discontinued operations. See Note 3 to our consolidated financial statements.

2007 Compared to 2006

Net sales for 2007 decreased 9% to $1,169.4 million from $1,286.9 million in 2006. The decrease is due to lower sales volumes and lower average unit prices in the Foam Products, Carpet Cushion Products and Technical Products segments partially offset by higher sales volumes in the Automotive Products segment due to a new lamination contract.

Gross profit in 2007 was $139.5 million, or 11.9% of net sales, compared to $204.3 million, or 15.9% of net sales, in 2006. The decrease was primarily attributable to the lower sales volumes and lower average unit prices in both the Foam Products and Carpet Cushion Products segments. Gross profit was reduced by asset impairment charges of $1.5 million in 2007 and $1.6 million in 2006.

Income from operations in 2007 was $30.1 million, or 2.6% of net sales, decreasing $88.3 million from $118.4 million, or 9.2% of net sales, reported in 2006 primarily due to the lower gross profit. The $64.8 million decrease in gross profit was partially offset by lower selling, general and administrative expenses, which deceased $13.3 million, or 17%, due principally to lower salary and incentive compensation costs. The 2007 period included a goodwill impairment charge of $36.9 million and $7.6 million in restructuring charges, while the 2006 period included $7.9 million of restructuring charges related to the closure of manufacturing facilities.

Foam Products

Foam Products net sales for 2007 decreased 24% to $439.4 million from $577.5 million in 2006, primarily due to a 19% decrease in overall volume and 7% lower average per unit selling prices. Volumes were reduced in part, due to softness in the bedding and furniture industries and the loss of a major customer. Volumes have continued to be weak in early 2008 but recently have begun to improve and are expected to continue to improve over the balance of the year. Income from operations decreased $65.6 million to $48.6 million in 2007 from $114.3 million in 2006 principally due to reduced volumes and lower average per unit selling prices. Income from operations was 11.1% of net sales in 2007, down from 19.8% of net sales in 2006.

Carpet Cushion Products

Carpet Cushion Products net sales for 2007 decreased 38% to $84.1 million from $136.1 million in 2006 due to 26% decline in volume reflecting soft market conditions in the housing industry and a 17% decline in average per unit selling prices. Income from operations was $3.7 million in 2007, compared to $6.2 million in 2006 as lower average raw material costs only partially offset lower net sales. Income from operations was 4.4% of net sales in 2007, compared to 4.5% of net sales in 2006.

Automotive Products

Automotive Products net sales for 2007 increased 20% to $516.4 million from $429.7 million in 2006 primarily as a result of net sales from a new lamination contract. Income from operations increased $7.3 million to $32.9 million primarily due to the net sales increase and lower per unit manufacturing costs. Income from operations was 6.4% of net sales in 2007 and 5.9% of net sales in 2006.

Technical Products

Technical Products net sales for 2007 decreased 10% to $129.3 million from $143.4 million in 2006, primarily due to a 13% decline in overall volumes, partially offset by a small increase in average per unit prices. Income from operations decreased $10.2 million to $28.4 million in 2007 compared to $38.5 million in 2006 primarily due to the lower sales volumes and higher manufacturing costs. Income from operations was 22.0% of net sales in 2007 compared to 26.9% of net sales in 2006.

Other

The Other segment consists of the following:

	2007	2006

	(thousands)
Unallocated corporate expense	$37,906	$57,180
Restructuring charges	7,561	7,918
Asset impairment charges	1,494	1,629
Goodwill impairment charge	36,900	—
Gain on sales of assets	(386)	(639)

Loss from operations	$83,475	$66,088

Interest and Debt Issuance Expense

Interest and debt issuance expense was $69.2 million in 2007, which represented a 26% decrease from 2006 expense of $93.8 million due to lower interest rates on lower borrowings under the new senior secured credit facilities partially offset by $11.8 million of prepayment premiums on debt repaid upon our emergence from bankruptcy. In addition, 2006 included an accrual of $6.5 million of interest on subordinated debt from September 19, 2005 through January 1, 2006 in accordance with SOP 90-7.

Income from Equity Interest in Joint Ventures

The income from an equity interest in an Asian joint venture was $5.6 million in 2007, including a $3.6 million pretax gain on the sale of our investment in the joint venture, and $2.7 million in 2006. See Note 3 to our consolidated financial statements.

Other Expense, Net

Other expense, net was $0.1 million for 2007 compared to $0.4 million for 2006.

Reorganization Items, Net

On September 19, 2005, we filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code. During 2007 and 2006, we incurred professional fees associated with the bankruptcy and recorded gains from the rejection of certain leases and other contracts resulting in net expense of $8.3 million and $15.6 million, respectively.

Provision (Benefit) for Income Taxes

The 2007 tax provision represents alternative minimum tax and certain state and foreign taxes, including foreign withholding taxes of approximately $2.2 million on the gain from the sale of our 70% equity interest in Foamex Asia Co., Ltd.

The loss from continuing operations before income taxes in 2007 included nondeductible fees related to the bankruptcy and included prepayment premiums on certain debt paid on the Effective Date of the Plan. In accordance with SFAS No. 109, we have continued to maintain a valuation allowance for our United States deferred tax assets which primarily represent NOLs. Such NOLs aggregated approximately $288.7 million at December 30, 2007. If, and to the extent NOLs are utilized, we will reverse a portion of our valuation allowance for United States deferred tax assets.

We have determined that we had an ownership change as defined in IRC Section 382 on the Effective Date of the Plan. Although the amount of the limitation has not been finally determined, we do not expect this new annual limitation on the use of our NOLs to have a significant near term impact on our cash flows or financial position. For the portion of the tax year prior to this ownership change, the June 2001 ownership change and annual NOL limitation of $21.0 million would be applicable on a pro rata basis.

2006 Compared to 2005

Net sales for 2006 increased 5% to $1,286.9 million from $1,231.5 million in 2005. The increase was due to higher selling prices in all operating segments partially offset by lower volumes in the Foam Products and Carpet Cushion Products segments.

Gross profit in 2006 was $204.3 million, or 15.9% of net sales, compared to $127.3 million, or 10.3% of net sales, in 2005. Selling price increases implemented in the fourth quarter of 2005 allowed us to recover increases in raw material costs that averaged approximately 35% since 2005, plus previously unrecovered raw material cost increases. In addition, operating efficiencies and yield improvements contributed to higher margins in 2006. Gross profit was reduced by asset impairment charges of $1.6 million in 2006 and $15.2 million in 2005.

Income from operations in 2006 was $118.4 million, or 9.2% of net sales, increasing $77.0 million from $41.4 million, or 3.4% of net sales, reported in 2005 primarily due to the increased gross profit. Selling, general and administrative expenses were essentially unchanged from 2005 as the accrual of incentive compensation under a plan approved by the Bankruptcy Court on October 30, 2006 was offset by lower professional fees and reduced bad debt expense. The 2006 period included $7.9 million of restructuring charges related to the closure of manufacturing facilities, while the 2005 period included a $29.7 million gain from the sale of our rubber and felt carpet cushion businesses and goodwill impairment charges of $35.5 million.

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

Carpet Cushion Products

Carpet Cushion Products net sales for 2006 increased 7% to $136.1 million from $126.8 million in 2005 due to a more than 40% increase in average selling prices to offset scrap and other raw material cost increases, partially offset by the loss of $13.3 million of net sales from the rubber and felt carpet cushion businesses sold on April 29,

2005 and lower volumes in the remaining business. Income from operations was $6.2 million in 2006, compared to $1.7 million in 2005 as selling price increases more than offset higher material costs and lower volume. A charge of $4.6 million to adjust the carrying value of scrap inventory to net realizable value reduced income from operations in the fourth quarter of 2006. Income from operations was 4.5% of net sales in 2006, compared to 1.3% of net sales in 2005.

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

Other

The Other segment consisted of the following:

	2006	2005

	(thousands)
Unallocated corporate expense	$57,180	$55,807
Restructuring charges	7,918	1,526
Asset impairment charges	1,629	15,193
Goodwill impairment charge	—	35,466
Gain on sales of assets	(639)	(29,946)

Loss from operations	$66,088	$78,046

Interest and Debt Issuance Expense

Interest and debt issuance expense was $93.8 million in 2006, which represented a 19% increase from 2005 expense of $78.7 million. The increase is primarily due to the accrual in 2006 of interest on subordinated debt for the period from September 19, 2005 through January 1, 2006 in accordance with SOP 90-7 when it became probable that such interest would be an allowed claim, and accrual of interest at default rates on debt subject to compromise, partially offset by lower interest rates on the DIP Revolving Credit facility and DIP Term Loan.

Income from Equity Interest in Joint Ventures

The income from an equity interest in an Asian joint venture was $2.7 million in 2006 and $1.8 million in 2005. The increase was primarily due to higher selling prices at the joint venture and a favorable impact of foreign currency translation.

Other Expense, Net

Other expense, net was $0.4 million for 2006 compared to $1.7 million for 2005.

Reorganization Items, Net

On September 19, 2005, we filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code. During 2006, we incurred professional fees associated with the bankruptcy and recorded gains from the rejection of certain leases and other contracts resulting in net expense of $15.6 million. During 2005, we adjusted the carrying values of certain prepetition debt, including related debt issuance costs and deferred credits, incurred professional fees associated with the bankruptcy, and recorded gains from the rejection of certain leases and other contracts. These reorganization items resulted in net expense of $6.8 million in 2005.

Provision (Benefit) for Income Taxes

The net tax benefit for 2006 included reversals of foreign tax reserves and tax benefits for restructuring charges in Canada to the extent of the availability of tax loss carrybacks. Alternative minimum taxes and certain state and foreign taxes partially offset the tax benefits.

We did not provide any regular United States income tax expense for 2006 because we were able to utilize NOLs to fully offset United States taxable income for the year 2006 and therefore reverse a portion of our valuation allowance for United States deferred tax assets. Our NOLs aggregated approximately $288.7 million at December 31, 2006. We had an IRC Section 382 ownership change in June 2001 that limits our utilization of NOLs to approximately $21.0 million per year for approximately $57.0 million of our NOLs.

LIQUIDITY AND CAPITAL RESOURCES

Our operations are conducted through a wholly-owned subsidiary, Foamex L.P. Our liquidity requirements consist primarily of the operating cash requirements of Foamex L.P.

Foamex L.P.’s liquidity requirements consist principally of accounts receivable, inventory and accounts payable, scheduled payments of principal and interest on outstanding indebtedness, capital expenditures, and employee benefit plan obligations. Cash flow from Foamex L.P.’s operating activities, cash on hand and periodic borrowings under Foamex L.P.’s revolving credit agreements have been adequate and are expected to continue to be adequate to meet Foamex L.P.’s liquidity requirements.

Cash and cash equivalents were $5.2 million at December 30, 2007 compared to $6.0 million at December 31, 2006. Working capital at December 30, 2007 was $108.2 million and the current ratio was 1.69to 1 compared to working capital at December 31, 2006 of $24.0 million and a current ratio of 1.08 to 1.

Total debt and revolving credit borrowings at December 30, 2007 was $534.1 million, a $109.6 million decrease from December 31, 2006, including prepayments of $80.0 million on the first lien term loan. As of December 30, 2007, there were revolving credit borrowings of $7.9 million under the Revolving Credit Facility. Revolving credit borrowings at December 30, 2007 reflect working capital requirements.

During 2007, the Company consolidated the operations of its Eddystone, PA manufacturing facility and its Fort Wayne, IN manufacturing facility. The Company intends to sell the Eddystone, PA facility and has included the $5.0 million net book value of the assets as held for sale in the accompanying consolidated balance sheet as of December 30, 2007.

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

Foamex L.P. is subject to a leverage ratio covenant, as defined, under both term loan facilities and an interest coverage ratio covenant, as defined, under the first lien term loan facility as well as an annual capital expenditure maximum under the first lien term loan and the revolving credit facilities. In addition, both term loan facilities and the revolving credit facility contain subjective acceleration clauses in the event of an undefined material adverse change in the ability of Foamex L.P. to perform its obligations under the facilities. If a material adverse change did occur, the lenders could exercise various options they have under the credit agreements, the most severe of which would be to demand immediate payment of all amounts outstanding under the facilities. Foamex L.P. was in compliance with the leverage ratio, interest coverage ratio, and the annual capital expenditure maximum as of December 30, 2007.

Foamex L.P. was in compliance with its debt covenants as of December 30, 2007, and expects that it will be in compliance with its covenants as of the March 30, 2008 test period after consideration of the Equity Cure, as defined below. The loan agreements governing the first and second lien term loans permit us to cure violations of the leverage ratio and the consolidated interest coverage ratio covenants through sales of stock to certain holders of our common stock who meet specified criteria, the proceeds of which when contributed to Foamex L.P. will be deemed to be an addition to Consolidated EBITDA, as defined, for purposes of the ratio calculations. The sales can be made in no more than two of any four consecutive quarters and are limited to the lesser of (i) $20.0 million and (ii) the amount required to cure such violations for each quarter. On February 13, 2008, we received firm, legally enforceable commitments from eligible holders of our common stock to make up to $20.0 million of additional investments to be used to cure potential violations of the leverage ratio and consolidated interest coverage ratio covenants (the "Equity Cure"). Foamex L.P. expects it will need to use a substantial portion of the Equity Cure commitment for its March 30, 2008 test period.

We have developed a plan to deleverage Foamex L.P.'s balance sheet. We intend to raise equity capital to reduce Foamex L.P.'s debt balances through the combination of a Rights Offering and a Second Lien Offering that we announced on March 12, 2008, as well as equity commitments that we obtained on April 1, 2008. Under the Rights Offering, we would issue rights to purchase additional shares of common stock to our existing stockholders at a price of $0.65 per share. Under the Second Lien Offering, we would permit Foamex L.P.'s Second Lien term loan lenders to acquire common stock at the same price as in the Rights Offering using their Second Lien term loans at par value. Any cash received after fees and expenses would be used to repay First Lien term loans while Second Lien term loans received in the Second Lien Offering would be cancelled Based on current forecasts and debt levels, and after consideration of the deleveraging plan, we believe it is likely Foamex L. P. will remain in compliance with the covenants for each of the remaining quarterly test periods in 2008.

On March 27, 2008, Foamex L.P. received the amendments and consents to the First Lien Term Credit Agreement and the Second Lien Term Credit Agreement that will enable us to proceed with the Second Lien Offering. In connection with the receipt of the amendments and consents, Foamex L.P. has incurred fees and expenses aggregating approximately $5.0 million. In addition, (i) the applicable margin for Eurodollar or Base Rate first lien term loans will increase by 1.00% annually and (ii) the first lien term loans will be repaid (a) with an amount equal to the cash proceeds of the Equity Cure, (b) with $15.0 million of certain Net Cash Proceeds, as defined, of applicable Asset Sales, as defined, and (c) with the net cash proceeds from any Rights Offering in conjunction with the initial Second Lien Offering and any such transaction would be required to generate at least $15.0 million of net cash proceeds.

On April 1, 2008, we and certain significant equityholders entered into an equity commitment agreement that includes put option agreements that require each significant equityholder to purchase a certain number of shares of common stock. The committed significant equityholders have a $100.0 million obligation that they may satisfy by participating in either the Rights Offering or the Second Lien Offering. The significant equityholders will receive a put option premium of approximately $8.6 million, less any fees received for the Equity Cure commitment, payable in shares of common stock at the Rights Offering price.

If the Rights Offering and the Second Lien Offering are not consummated, under the terms of the equity commitment agreement, we retain the right, under the terms of a put option agreement, to require the committed significant equityholders to purchase $100.0 million of common stock for cash or through the exchange of Second Lien term loans, which when combined with up to $20.0 million of additional investment from the Equity Cure will provide us with sufficient funding to repay and enable us to remain in compliance with the leverage ratio and consolidated interest coverage ratio covenants and continue as a going concern. However, the terms of the equity commitment agreement prevent us from exercising the put option, if we do not reasonably expect, at the time of exercise, that the $100.0 million purchase of our common stock by the committed significant equityholders, when combined with the additional investment of $20.0 million from the Equity Cure, would be sufficient to comply with the leverage ratio covenant Foamex L.P. must attain in the quarter that the put option is exercised.

Our ability to maintain compliance with Foamex L. P.'s debt covenants depends on management's ability to raise additional equity funds in the transactions discussed above. We intend to use such funds to reduce outstanding debt balances. Should Foamex L.P. fail to comply with the leverage ratio or the consolidated interest coverage ratio covenants at a future measurement date, Foamex L.P. would be in default under the new senior secured credit facilities and the lenders under those facilities could exercise various options that they have under the loan agreements, the most severe of which would be to demand immediate payment of all amounts outstanding under the new senior secured credit facilities.

On April 12, 2007, October 11, 2007, and December 28, 2007, Foamex L.P. prepaid $25.0 million, approximately $9.7 million, and approximately $45.3 million, respectively, of principal on the first lien term loan, a portion of which was applied to the scheduled quarterly principal repayments through March 2011 and pro rata to all remaining principal repayments. As a result of the prepayments, the quarterly principal repayments will be approximately $0.9 million commencing June 2011. And, the prepayments exceed the required annual excess cash flow repayment for 2007.

On February 27, 2007, Foamex L.P. entered into interest rate swap and “no cost” collar contracts which took effect on March 12, 2007. The interest rate swap contracts have a life of five years plus 35 days with a notional amount of $300.0 million at inception reducing annually on April 15 beginning in 2008, to $250 million, $200 million, $100 million, and $75 million, respectively, in which Foamex L.P. will receive interest at a variable rate equal to three-month LIBOR and pay interest at a fixed rate of 4.93%. The two collar contracts have a life of five years plus 35 days with a notional amount of $175 million at inception reducing to $125 million on April 15, 2011. The collar contracts limit the variability of the interest rate risk on three-month LIBOR with a cap of 5.50% and a floor of 4.35%. Foamex L.P. has determined the interest rate swaps (from inception) and the collars (as of April 15, 2007) to be effective hedges under the guidance of Statement of Financial Accounting Standard No. 133, “Accounting for Derivatives and Hedging Activities.” As a result of these transactions, Foamex L.P. has fixed the rate on 58% of the amount borrowed under the term loans at December 30, 2007 with another 34% subject to the collar. The remaining 8% will continue to have variable rates.

On January 14, 2008, we determined that it was appropriate to discontinue hedge accounting for the applicable collar that has a notional amount of $87.5 million as the cash flows being hedged were no longer deemed to be probable. Any subsequent mark to market adjustments on this collar will be reflected in the consolidated statement of operations rather than as an adjustment to other comprehensive income.

At December 30, 2007, Foamex L.P. had $64.3 million of available borrowings under the revolving credit facility and $27.9 million of letters of credit outstanding. Weighted average interest rates at December 30, 2007, without consideration of the impact of derivatives, were 7.00%, 7.46% and 9.99% under the revolving credit facility, the first lien term loan, and the second lien term loan, respectively.

We contributed approximately $11.9million to our pension plans for 2007 and expect to contribute approximately $7.4 million during 2008. On November 6, 2007, we announced that we would freeze accruals under our defined benefit pension plan as of December 31, 2007, and increase matching contributions to the Foamex L.P. 401(k) Savings Plan (the “401(k) Plan”) effective January 1, 2008. We believe these actions will reduce cash outlays for our retirement programs by approximately $5.6 to $10.8 million over the next four years.

Cash Flow from Operating Activities

Cash used for operating activities was $16.1 million in 2007 compared to cash provided by operating activities of $104.9 million in 2006, a decrease of $121.0 million. Operating income excluding noncash charges and gain on sales of assets decreased by $8.9 million in 2007 compared to 2006. In addition, cash payments for interest were $111.7 million greater in 2007 than in 2006 as we paid accrued interest on liabilities subject to compromise aggregating $91.8 million on the Effective Date. Cash used for operating activities was $22.9 million in 2005. Operating income excluding noncash charges and gain on sales of assets increased by $40.7 million in 2006 compared to 2005. In addition accrued and unpaid interest increased $33.0 million more in 2006 than in 2005 and $52.1 million was generated through receivable collections.

Cash Flow from Investing Activities

Investing activities provided $20.6 million of cash in 2007. Cash requirements included capital expenditures of $13.5 million while proceeds from asset sales, the sale of businesses and collection of an advance to an equity investee aggregated $34.2 million. Estimated capital expenditures for 2008 are expected to be approximately $10.0 million. Cash used for investing activities in 2006 was $12.1 million, including $10.6 million of capital expenditures. In 2005, cash provided by investing activities was $32.0 million, which consisted of capital expenditures of $5.2 million, capitalized software development costs of $2.6 million and $39.8 million in proceeds from sale of assets.

Cash Flow from Financing Activities

Cash used for financing activities was $5.2 million in 2007 and consisted principally of repayments of debt, debt issuance costs and debt prepayment premiums partially offset by proceeds from the new senior secured credit facilities and the rights offering. Cash used by financing activities in 2006 was $94.2 million and consisted principally of repayments of revolving loans. Cash used for financing activities in 2005 was $7.0 million and consisted principally of debt issuance costs.

Contractual Obligations

Our contractual obligations are shown in the following table:

	Payment due by Period

Contractual Obligations	Total	2008	2009-10	2011-12	2013 and beyond

	(millions)
Long-Term Debt, including
Capital Leases (1)	$534.1	$ 0.2	$ —	$ 13.3	$520.6
Interest (2)	245.6	44.5	89.9	88.2	23.0
Operating Leases	51.7	11.9	18.5	11.9	9.4
Purchase Commitments (3)	102.8	26.6	72.9	3.3	—
Employee Benefits (4)

Total Contractual Obligations (5)	$934.2	$83.2	$181.3	$116.7	$553.0

1)	Payments due in 2008 are for capital leases and years thereafter are principal payments required under the new senior secured credit facilities.

(2)

Interest payments are estimated based on interest rates in effect at December 30, 2007 (not adjusted for interest rate swap contracts effective on March 12, 2007) and debt outstanding reduced only by required principal payments.

(3)	Includes outstanding take or pay purchase commitments with chemical suppliers and others to purchase minimum quantities of materials or services.

(4)

We also have obligations to provide employee benefits including those under our defined benefit and defined contribution retirement plans and our medical benefit plan. In addition, we are partially self-insured for a number of risks including workers’ compensation, automobile and general liability. Due to the many variables involved, accurate estimates of these future obligations cannot be made. In 2007, payments for these obligations aggregated approximately $35.1 million.

(5)	Comprised of the following (in millions):

Liabilities recorded on the balance sheet at December 30, 2007	$543.9
Commitments, including interest, not recorded on the balance sheet at December 30, 2007	390.3

$934.2

Off Balance Sheet Financings

We have no off balance sheet financing arrangements.

OTHER

Environmental Health and Safety

We are subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, are from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of December 30, 2007, we had accruals of approximately $1.4 million for environmental matters including approximately $1.2 million related to remediating and monitoring soil and groundwater contamination and approximately $0.2 million relating to PRP sites. Additional losses, if any, in excess of amounts currently accrued, cannot be reasonably estimated at this time. If there are additional matters or if any current estimates are incorrect, there could be a material adverse effect on our financial position, results of operations and cash flows.

We have reported to state authorities that we have found soil and/or groundwater contamination in excess of state standards. Following our emergence from bankruptcy, six sites are in various stages of investigation or remediation. The extent of contamination and the ultimate liability is not known with certainty for all sites.

We have either upgraded or closed all underground storage tanks at our facilities in accordance with applicable regulations.

The CERCLA and comparable state laws impose liability without fault for the costs of cleaning up contaminated sites on certain classes of persons that contributed to the release of hazardous substances into the environment at those sites, for example, by generating wastes containing hazardous substances which were disposed at such sites. We are currently designated as a PRP with respect to three sites. Estimates of total cleanup costs and fractional allocations of liability are often provided by the EPA, the state environmental agency or the committee of PRPs with respect to the specified site. Based on these estimates (to the extent available) and on known information, in each case and in the aggregate, we do not expect additional costs, if any, to be material to our results of operations, cash flows or financial position.

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

Claims and Litigation

We and our subsidiaries are party to various lawsuits, both as defendant and plaintiff, arising in the normal course of business. It is the opinion of management that the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows. If management’s assessment is incorrect, such actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of December 30, 2007, we had accrued approximately $1.7 million relating to the Litigation Matters in addition to the environmental matters discussed above.

In July 2001, Foamex L.P. purchased certain assets, but did not assume any liabilities, related to the manufacture and sale of a variety of polyurethane products from a group of sellers, including GFC. PMC, the parent of GFC, served as guarantor under the asset purchase agreement memorializing the sale. The guarantee covered the performance of all terms, conditions, covenants and indemnities required to be performed by the sellers (including GFC) under the agreement. The indemnities and the related guarantee are subject to various indemnity caps including a $2.5 million limitation for the litigation discussed below.

Foamex L.P. is party to certain disputes relating to a fire at a nightclub in West Warwick, Rhode Island in February 2003. The fire destroyed the nightclub killing 100 persons and injuring over 100 others. Foamex L.P. and several of its affiliates are named as defendants, along with more than 50 other defendants, in the Litigation. The ensuing Litigation comprising numerous cases has been consolidated in a single case, Gray v. Derderian, Case No. 04-312L, before the United States District Court for the District of Rhode Island. Plaintiffs also filed proofs of claim in our bankruptcy cases. Foamex L.P. is named in these cases solely as an alleged successor to GFC, a defendant in the Litigation. In addition to other foam manufacturing defendants in the Litigation, GFC is alleged to have manufactured and sold polyurethane foam to a foam fabricator in Rhode Island. The foam fabricator is alleged to have then sold the foam at issue to the nightclub. The foam was among other building materials alleged to have caught fire when pyrotechnics were set off inside the nightclub.

The Litigation is in its early stages. We believe that there are multiple defenses to (i) the claims against GFC, and (ii) the successor claim against Foamex L.P. We intend to continue vigorously defending Foamex L.P. in the Litigation. We also believe that if, GFC is held liable for monetary damages in the Litigation and GFC is unable to satisfy that obligation and Foamex L.P. is found to have liability as a successor to GFC, there is likely to be adequate insurance available to Foamex L.P. to cover such liability. However, there can be no assurance that the defenses available to GFC or to Foamex L.P. as an alleged successor will prevail. In addition, if GFC is held liable for monetary damages in the Litigation, there can be no assurance that GFC, or PMC under the guarantee, will be able to satisfy that obligation or any potential obligation to Foamex L.P. under the $2.5 million indemnity cap, which is the subject of a separate dispute with PMC, as discussed below.

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

On October 4, 2006, the parties to the PMC Litigation agreed to a settlement of the PMC Litigation. The settlement resolved the PMC Litigation in its entirety and resulted in the recovery of the vast majority of the fees and costs expended defending the Litigation and up to an aggregate of $2.5 million in total fees and costs, but did not settle any disputes as to any PMC obligations under the indemnity for the underlying liability, which is subject to the same $2.5 million indemnity cap. The settlement was approved by the Bankruptcy Court on October 19, 2006.

Inflation, Raw Material Costs and Other Matters

The prices of the principal chemicals we use in manufacturing of flexible polyurethane foam, TDI and polyol, are influenced by demand and manufacturing capacity. In addition, the prices of raw material are significantly influenced by crude oil production and prices and by world political instability, particularly in the Middle East. Results for 2005, 2004 and 2003 were negatively impacted by increasing costs for raw materials. We experienced significant increases in the prices of raw materials from major chemical manufacturers during this period and in 2006. During 2007, raw material costs were relatively stable. We have sought to recover these cost increases through selling price increases, but historically we have only been partially successful. We may not be successful in implementing further selling price increases to fully recover historical raw material cost increases and competitive pricing pressure may require us to adjust selling prices or lose volume. Results of operations have been and could be adversely affected by delays in implementing, or inability to implement, selling price increases to offset raw material cost increases. Additionally, we must continue to further reduce and control our other operating and corporate expenses including selling, general and administrative expenses to offset any raw material cost increases.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The carrying amount and fair value of long-term debt at December 30, 2007 were $534.1 million and $478.5 million, respectively.

Our debt securities with variable interest rates are subject to market risk for changes in interest rates. On December 30, 2007, indebtedness with variable interest rates, including $175.0 million of debt subject to a collar, aggregated $233.9 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0% or to the maximum level for debt subject to a collar, annual interest expense would increase by approximately $1.9 million as of December 30, 2007.

The principal chemicals used in the manufacturing of flexible polyurethane foam are TDI and polyol. The prices of these chemicals are influenced by demand, manufacturing capacity and oil and natural gas prices. Historically, the prices of raw materials have been cyclical and volatile and our principal suppliers of raw materials used in the manufacturing of flexible polyurethane foam have significantly increased the price of raw materials several times over the past several years. We attempt to offset raw material price increases through selling price increases and manufacturing process efficiencies, but have been only partially successful in doing so. We were able to substantially increase selling prices to customers beginning in the fourth quarter of 2005.

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

(a)	Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of December 30, 2007. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 30, 2007, we maintained effective internal control over financial reporting.

Our registered public accounting firm, KPMG LLP, has audited and issued their report on our internal control over financial reporting, which report appears in Item 9A(b) of this Form 10-K.

(b)	Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Foamex International Inc.:

We have audited Foamex International Inc.’s internal control over financial reporting as of December 30, 2007, based oncriteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Foamex International Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Foamex International Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Foamex International Inc. as of December 30, 2007 and December 31, 2006, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the years in the three-year period ended December 30, 2007, and our report dated April 4, 2008, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, PA

April 4, 2008

(c)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Members of the Board of Directors are listed below along with their ages as of March 31, 2008 and biographical information. The next election of directors is expected to take place at the annual meeting of stockholders in 2008.

Directors as of March 31, 2008

Name	Age and Biographical Information
ROBERT B. BURKE

Robert B. Burke, 46, has been a director of the Company since February 2007. Mr. Burke is the Founder and Chief Executive Officer of Par-Four Investment Management, LLC (formerly Par IV Capital Management, LLC), an asset management company that manages hedge funds, collateralized debt obligations, and separate managed accounts specializing in credit and distressed assets. Prior to founding Par-Four Investment Management, LLC, in 2003, Mr. Burke was a Managing Director at Lehman Brothers where he held the position of Global Head of High Yield, Distressed, and Leveraged Loan Sales. Mr. Burke holds a BS in accounting from Villanova University.

SETH CHARNOW

Seth Charnow, 31, has been a director of the Company since February 2007. Since July 2005, Mr. Charnow has been employed by D. E. Shaw & Co., L.P. (“D. E. Shaw”), a private investment advisory firm, where he currently serves as a vice president. From 2000 to 2003, Mr. Charnow worked as an associate at Fenway Partners, Inc., a private equity firm focused on control investments in branded consumer and manufacturing businesses. From 1998 to 2000, Mr. Charnow was a financial analyst in the mergers and acquisitions group at Bear, Stearns & Co., Inc. Mr. Charnow holds both a BS in economics and an MBA from the Wharton School of the University of Pennsylvania.

EUGENE I. DAVIS

Eugene I. Davis, 53, has been a director of the Company since February 2007. Mr. Davis has been Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC, a privately-held consulting firm specializing in turn-around management, merger and acquisition consulting, hostile and friendly takeovers, proxy contests and strategic planning advisory services for domestic and international public and private business entities, since 1997. Prior to forming PIRINATE in 1997, Mr. Davis served as President, Vice-Chairman and Director of Emerson Radio Corp, and Chief Executive Officer and Vice-Chairman of Sport Supply Group, Inc. Mr. Davis began his career as an attorney and international negotiator with Exxon Corporation and Standard Oil Company (Indiana) and as a partner in two Texas-based law firms where he specialized in corporate/securities law, international transactions and restructuring advisory. Mr. Davis is a director of Delta Air Lines, Inc., Knology, Inc., PRG-Schultz International, Inc., Silicon Graphics, Inc. and American Commercial Lines Inc. Mr. Davis is also Chairman of the Board of Directors of Atlas Air Worldwide Holdings, Inc. Mr. Davis holds a BA from Columbia College, a Masters of International Affairs (MIA) in International Law and Organization from the School of International Affairs of Columbia University and a JD from the Columbia Law School.

THOMAS M. HUDGINS

Thomas M. Hudgins, 68, has been a director of the Company since November 2004. Mr. Hudgins retired as a partner from Ernst & Young LLP in 2002. While with the firm, he held various senior management positions, including Managing Partner of the New York office and lead partner of the New York office’s financial services practice. Mr. Hudgins also served on the firm’s international executive committee for its global financial services practice and was a member of the predecessor firm’s Accounting and Auditing Standards Committee and Board of Partners. Mr. Hudgins joined Ernst & Young’s predecessor firm in 1963. Mr. Hudgins currently serves as a member of the Board of Directors of The Bridge Inc., a non-profit entity. Mr. Hudgins holds a BS from Davidson College and a MBA from Harvard Business School.

JOHN G. JOHNSON, JR.

John G. Johnson, Jr., 67, has been a director, President and Chief Executive Officer of the Company since September 2007 and a director and Chief Executive Officer from April 2007 to September 2007. From February 2001 to April 2007, Mr. Johnson had his own management consulting practice specializing in turnaround initiatives. Mr. Johnson currently serves as the Non-Executive Chairman of GenTek Inc., a manufacturer of industrial components and performance chemicals. From January 2004 to April 2007, Mr. Johnson was the lead director of Thermadyne Holdings Corporation (“Thermadyne”), a multi-national manufacturer of welding and cutting products, but relinquished this post to devote his time and efforts to the Company. Mr. Johnson served as President and Chief Executive Officer of the Company (Foamex) from 1999 to 2001. Prior to joining the Company, Mr. Johnson was Director, President and Chief Executive Officer of Safety-Kleen Corp., an environmental services company, from 1995 to 1997. Mr. Johnson also served as President, Chief Operating Officer and director of Safety-Kleen Corp. from 1993 to 1995. From 1982 to 1992, Mr. Johnson held several executive positions with ARCO Chemical Company, a worldwide manufacturer and marketer of propylene oxide and derivatives and other intermediate chemicals, including Senior Vice President and Director, and President of ARCO Chemical Americas, beginning in 1987. Mr. Johnson began his career with the Atlantic Richfield Company, the parent of ARCO Chemical, in 1958. Mr. Johnson holds a BS in Chemical Engineering from Drexel University and a MBA from the LeBow College of Business of Drexel University.

GREGORY E. POLING

Gregory E. Poling, 52, has been a director of the Company since February 2007. Mr. Poling is a Vice President of W. R. Grace & Co. (“Grace”) and President of the Grace Davison operating segment. Mr. Poling was promoted to his current position in March 2005, after 28 years with Grace. Mr. Poling has responsibility for Grace Davison’s Refining Technologies, Specialty Catalysts, Engineered Materials and Discovery Sciences product groups and is a board member of Advanced Refining Technologies, a joint venture between Grace and Chevron. In August 1999, Mr. Poling was appointed Vice President and General Manager of silica products worldwide. Mr. Poling graduated from Denison University with a BS in history and has completed the MIT Sloan School of Management executive program and the Babson College entrepreneurial management program.

Executive Officers as of March 31, 2008

Name	Age	Position(s) Held
John G. Johnson, Jr.	67	President and Chief Executive Officer
James Gamache	53	Executive Vice President, Sales and Supply Chain
Paul A. Haslanger	61	Executive Vice President, Engineering and Technology
Robert M. Larney	56	Executive Vice President and Chief Financial Officer
Darrell Nance	55	Executive Vice President, Corporate Sales
Donald W. Phillips	42	Executive Vice President, Automotive Products
Andrew M. Thompson	43	Executive Vice President, Business Management and Marketing

Executive officers are elected by the Board of Directors and hold office until their successors have been duly elected and qualified or until their earlier resignation or removal from office. A brief biography of each executive officer of the Company is provided below (other than Mr. Johnson whose biography is included above under “Directors as of March 31, 2008”).

James B. Gamache has been Executive Vice President, Sales and Supply Chain since August 2007. Prior to joining the Company, Mr. Gamache was Senior Vice President of Sales and Marketing for YRC Regional Transportation, one of the largest transportation service providers in the world, from January 2007 to August 2007. Previously, he held the position of Senior Vice President of Sales of YRC Regional Transportation. From 2003 to

2005, he was Vice President of Special Services for Roadway Express, Inc. Mr. Gamache served as Director of Roadway Air, a subsidiary of Roadway Express, Inc., from 2002 to 2003. Mr. Gamache has been a member of the Board of Directors of Thermadyne since May 2003. He is Chairman of the Thermadyne Board’s Compensation Committee and also serves on its Audit Committee.

Paul A. Haslanger has been Executive Vice President, Engineering and Technology since September 2007. From October 2002 to September 2007, Mr. Haslanger served as Executive Vice President, Manufacturing. From February 1993 to October 2002, Mr. Haslanger was Senior Vice President of Manufacturing. From October 1984 to February 1993, Mr. Haslanger was Vice President of Manufacturing for the Company and a predecessor to the Company.

Robert M. Larney has been Executive Vice President and Chief Financial Officer since August 2007. Prior to joining the Company, Mr. Larney held several positions with subsidiaries of the Rieter Group, including Executive Vice President and Chief Financial Officer of Business Group America of Rieter Automotive Systems from 2004 to July 2007, and Vice President and Chief Financial Officer of both Magee Rieter Automotive Systems and Magee Industrial Enterprises from 2000 to 2004. From 1996 to 2000, Mr. Larney served as the Chief Financial Officer of Lutron Electronics Company, Inc. From 1986 to 1996, Mr. Larney held several positions at Ingersoll-Rand Company, most recently as Treasurer, Ingersoll-Rand Canada and Ingersoll-Rand Japan. From 1981 to 1986, Mr. Larney held several positions in the finance area at FMC Corporation.

Darrell Nance has been Executive Vice President of Corporate Sales since December 2007. From March 1998 to December 2007, Mr. Nance served as Executive Vice President, Foam Products (Western Region). From 1995 to 1997, Mr. Nance served as Vice President and General Manager of West Coast Operations of Crain Industries, Inc., a polyurethane foam manufacturer that was acquired by the Company in December 1997.

Donald W. Phillips has been Executive Vice President, Automotive Products since June 2004. From May 2003 to June 2004, Mr. Phillips was a principal of Advanced Materials Group, LLC, a company engaged as a sales representative for manufacturers in the automotive supply chain. From March 1997 to May 2003, Mr. Phillips was a Senior Account Manager in the Company’s Automotive Products business unit.

Andrew M. Thompson has been Executive Vice President, Business Management and Marketing since September 2007. From May 2005 to September 2007, Mr. Thompson served as Executive Vice President, Foam and Technical Products. From January 2003 to May 2005, Mr. Thompson was Executive Vice President, Technical Products. From January 2000 to January 2003, Mr. Thompson was Senior Vice President, Research & Development. Prior to joining the Company, Mr. Thompson spent 10 years at Lyondell/ARCO Chemical where he held various positions in polyurethane-related areas, most recently as Technology Manager, Polyurethane Research & Development since 1995. Mr. Thompson received a Ph.D. in Polymer Chemistry from the University of Massachusetts.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of the Company’s stock, to file initial reports of ownership and reports of changes of ownership with the SEC. Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of such forms furnished to the Company during the last fiscal year and written representations from the executive officers, directors and greater than 10% beneficial owners, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% owners were complied with.

Code of Ethics

The Company has adopted a Code of Ethics which applies to directors, officers, senior management, and certain other employees of the Company, including its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is available under the “Investor Relations” section on the Company’s web site located at www.foamex.com/codeethics.php . The Company granted no waivers to its Code of Ethics in 2007. The Company will post all amendments and waivers to its Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions on its web site and will make all applicable filings with the SEC related thereto.

Audit Committee Composition and Financial Expert

The Audit Committee is currently comprised of Thomas M. Hudgins, who serves as its Chair, and Eugene I. Davis, both of whom are independent as defined by rules and regulations of the Nasdaq Stock Market.

            The Board of Directors has determined that both members of the Audit Committee are financially literate and have financial management expertise, as the Board of Directors has interpreted such qualifications in its business judgment. In addition, the Board of Directors has designated each member of the Audit Committee as an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The Board of Directors has designated seven of the Company’s officers (including the executive officers named in the Summary Compensation Table) as “executive officers.” The executive officers include the President and Chief Executive Officer (“CEO”), Chief Financial Officer, certain executive vice presidents and other officers who have policy-making authority for the Company. The Board of Directors has delegated to the Compensation Committee the authority for administering the compensation program for executive officers and other members of senior management. All of the members of the Compensation Committee appointed by the Board are independent directors. In this Compensation Discussion and Analysis, unless the context otherwise requires, the terms “we,” “our” and “the Committee” refer to the Compensation Committee, which is currently comprised of Mr. Burke, Mr. Hudgins, and Mr. Charnow and, prior to February 12, 2007, Mr. Hudgins, Mr. Lieberman and Mr. Valdes-Fauli. The employment agreement of Andrew M. Thompson described herein was negotiated in the bankruptcy process and approved by the Bankruptcy Court.

The Compensation Committee reviews and approves all executive officers’ compensation, including:

•	base salary;
•	annual incentive compensation;
•	long-term equity-based incentive compensation;
•	employment agreements;
•	severance arrangements;
•	change-in-control agreements; and
•	any special or supplemental benefits.

The Compensation Committee reviews and approves corporate goals and objectives used in determining the compensation of the CEO, evaluates the CEO’s performance in light of those goals and objectives and makes recommendations to the Board regarding the CEO’s compensation based on this evaluation subject to the terms of the CEO’s employment agreement. In determining the long-term incentive component of the CEO’s compensation, the Committee considers the value of similar incentive awards to CEOs at comparable companies and the awards given to the CEO in past years. The Compensation Committee also reviews and approves changes, amendments or modifications to base salary, incentive compensation, equity awards or other long-term compensation of executive officers. The Compensation Committee also approves the annual and long-term incentive programs.

The Compensation Committee has authority to engage a compensation consultant to both assist it in carrying out its responsibilities in this respect and to conduct periodic reviews of the total compensation program for executive officers. During 2007, the Compensation Committee engaged Executive Compensation Advisors, a Korn/Ferry Company, for competitive data and advice regarding executive compensation.

Executive Compensation Philosophy and Objectives

Our primary objective with respect to executive compensation is to provide competitive compensation and benefits to attract, retain, motivate and reward the highest quality executive officers. A further objective of our compensation program is to provide variable pay opportunities through cash bonuses and equity awards that reward our officers based on achievement of both individual and Company performance goals. In addition, we aim to establish compensation plans that align the performance of our executive officers with the Company’s objectives. We believe an appropriate mix of an executive officer’s pay should be variable and performance-based in order to focus the executive officer on both our short-term and long-term strategic objectives. It is a key objective to ensure that compensation provided to executive officers remains competitive relative to the compensation paid to similarly situated executives at companies of comparable size to the Company (the “Peer Group Companies”). The program is designed to reward executives for the achievement of corporate goals and objectives, taking into account both individual performance and contributions to the success of the overall management team.

Once we have completed an evaluation of an executive’s overall performance, we review the executive’s existing compensation and compensation potentially payable to the executive. An executive’s outstanding equity-based awards are not considered in setting future compensation. We then consult with our compensation consultant for an assessment of the competitiveness of the Company’s executive officer compensation relative to the Peer Group Companies.

We intend that the annual compensation paid to the Company’s executives (consisting of salary plus annual incentive compensation) and long-term incentive compensation approximate the 25th to 50th percentile of the practices of the Peer Group Companies and broad industry data when performance objectives are achieved. In applying these targets, we did not base our decision on a mathematical analysis of the available data. Rather, we used our judgment after considering all available information. If performance objectives are exceeded, we believe that incentive compensation should be above these levels, and when performance objectives are not achieved, incentive compensation should be below these levels. The bias toward incentive compensation reflected in these percentages is in keeping with our intention to align executive and stockholder interests.

Base Salary

We provide executive officers with a base salary to compensate them for services rendered during the fiscal year. This also enables us to attract and retain an appropriate caliber of talent for the position, and to provide a base level of monthly income that is not subject to our performance risk. We conduct a review of base salaries annually, and during such a review we generally consider the individual past performance of each executive officer named in the Summary Compensation Table (the “Named Executive Officers”), the scope of the role and responsibilities of the executive officer within our organization, and the performance of the organization as a whole. We also review the executive’s compensation relative to that of our other executives and to the market for executives of similar expertise and experience.

Annual Cash Bonus

The 2007 Incentive Plan for Salaried Employees (the “Incentive Plan”), which was approved by the Compensation Committee, is a cash-based pay-for-performance incentive program. Its purpose was to motivate and reward executive officers and all salaried employees of the Company for their contributions to the Company’s performance by making a significant portion of their annual compensation variable and dependent upon the Company’s annual financial performance. The amount of an individual incentive award payment under the Incentive Plan is based upon:

•	the individual’s annual incentive target amount;

•	the operating performance of the Company for 2007; and

•	the individual’s personal performance.

The Incentive Plan targets for the Named Executive Officers for 2007 ranged from 45% to 80% of base salary. No amounts were paid under the Incentive Plan in 2007 because threshold performance targets were not met. A plan similar to the Incentive Plan has been approved by the Compensation Committee for 2008.

Discretionary Award

The Compensation Committee approved a discretionary award pool of up to $600,000 for individuals that made significant contributions to the Company during 2007. The award payments were made in February 2008. See Summary Compensation Table below for a listing of the amounts paid to certain of the Named Executive Officers.

Pension Plan/Supplemental Executive Retirement Plan

As described below under “Pension Benefits,” payments under the Company’s tax-qualified pension plan are calculated, using annual compensation, including base salary and incentive payments, and years of credited service to the Company. For 2007, federal income tax law limits to $225,000 the annual compensation on which benefits under the tax-qualified pension plan may be based. Because of that limit, we implemented a Supplemental Executive Retirement Plan, generally referred to as the “SERP”, that applied to certain senior managers, including the Named Executive Officers, whose annual compensation exceeds that amount, under which each such employee would receive the full pension accrual to which that employee would be entitled in the absence of the limitations described above and other limitations imposed under federal income tax law. The SERP is unfunded and is not qualified for tax purposes. Effective December 31, 2007, accruals under the Company’s tax-qualified pension plan and SERP ceased. Also, effective January 1, 2008, the Company increased its matching contributions to its 401(k) Plan and adopted the Internal Revenue Service safe-harbor formula by matching 100% of the first 3% contributed by its employees, including the Named Executive Officers and 50% of the next 2% of employee contributions. In addition, the Company adopted a Supplemental Savings Plan under which the Company will contribute 4% of salary in excess of the $225,000 Internal Revenue Service limitation. All of the Named Executive Officers are eligible to participate in the Supplemental Savings Plan.

Executive Personal Benefits

We believe that executives generally should not be treated differently than other employees when it comes to personal benefits and therefore, we have limited executive personal benefits. During 2007, these personal benefits for the Named Executive Officers were generally limited to (i) executive long-term disability insurance coverage, (ii) matching contributions by the Company with respect to the Company-sponsored 401(k) Plan, and (iii) automobile allowances.

Key Employee Retention Program

On November 17, 2005, the Bankruptcy Court approved a motion authorizing a key employee retention program (the “KERP”). The Compensation Committee, in consultation with its outside compensation consultant, Mercer Human Resource Consulting, and its legal advisors, proposed that the Company implement the KERP and associated severance plan. The original KERP was modified based on feedback from the Ad Hoc Committee of the Company’s senior secured noteholders as further described in the motion authorizing the KERP. The KERP pertains to 77 employees who were eligible to receive cash distributions aggregating up to $3.2 million. In addition, certain participants received additional distributions aggregating up to approximately $650,000 in common stock of the Company at a price per share that reflects the value of the equity on the Effective Date of the Plan. Distributions under the KERP were made (i) on or around certain milestone dates during the chapter 11 cases, and (ii) on and subsequent to the Effective Date of the Plan. Cash distributions pursuant to the KERP, aggregating approximately $400,000, were paid in December 2005 and additional amounts aggregating approximately $1.1 million were paid in the first quarter of 2006. In connection with the Effective Date of the Plan, additional cash payments aggregating approximately $1.3 million were made during 2007. The common stock distributions were made at the six month and one year anniversaries of the Effective Date of the Plan. The KERP also included an additional $500,000 discretionary cash pool to address specific employment matters and unanticipated needs that could have arisen during the chapter 11 cases. Approximately $55,000 was paid by the Company from this discretionary pool, none of which was paid to any executive officer.

Employment Agreements

The Company has entered into an employment agreement with Mr. Johnson pursuant to which he serves as President and CEO of the Company. Certain terms of this employment agreement are described below under the Summary Compensation Table.

The Company has also entered into employment agreements with Messrs. Larney and Thompson. The material terms of these employment agreements are described herein. These agreements include provisions regarding severance payments. In addition, there are two other executive officers who are parties to agreements that have change-in-control protections. These agreements provide for specified severance amounts in the event of termination of employment at or shortly after a change in control of the Company. In the event of a change in control without termination, cause or a resignation for Good Reason (as defined) as of December 30, 2007, severance amounts would have been (i) $2,340,000 for Mr. Johnson, (ii) $562,500 for Mr. Larney, and (iii) $875,000 for Mr. Thompson. In the event of a change of control as of December 30, 2007, severance amounts would have been (i) $786,500 for Mr. Haslanger and (ii) $696,000 for Mr. Nance. Severance for Mr. Haslanger and Mr. Nance in the event of termination without cause is guaranteed by the Company’s severance policy and as of December 30, 2007, severance amounts would have been (i) $265,000 for Mr. Haslanger and (ii) $240,000 for Mr. Nance.

The following Summary Compensation Table contains information concerning annual and long-term compensation during 2007 and 2006 provided to each person who served as the Company’s Chief Executive Officer during 2007, each person who served as principal financial officer during 2007 and each of the three next most highly compensated executive officers of the Company.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
			(6)	(7)(8)	(9)	(10)	(11)	(12)
John G. Johnson, Jr. President and Chief Executive Officer (1)	2007 2006	462,500 —	— —	43,487 —	34,712 —	100,000 —	73,285 —	13,686 —	727,670 —
Raymond E., Mabus, Jr. Former Chief Executive Officer (2)	2007 2006	203,847 526,154	— —	— —	11,544 41,393	— —	— 61,457	872,240 141,033	1,087,631 770,037
Robert M. Larney Executive Vice President and Chief Financial Officer (3)	2007 2006	151,442 —	— —	— —	7,613 —	50,000 —	— —	58,081 —	267,136 —
Stephen E. Markert, Jr. Former Interim Chief Financial Officer (4)	2007 2006	230,457 23,262	— —	— —	— —	— —	— —	596 —	231,053 23,262
Andrew M. Thompson Executive Vice President, Business Management and Marketing	2007 2006	345,962 294,231	127,500 127,500	— —	37,623 57,336	12,000 134,390	17,957 12,782	19,260 4,246	560,302 630,485
Paul A. Haslanger Executive Vice President, Engineering and Technology	2007 2006	264,998 264,998	33,125 49,688	— —	30,561 72,482	20,000 109,709	66,027 52,362	8,158 18,771	422,869 568,010
Darrell Nance Executive Vice President, Corporate Sales	2007 2006	239,992 239,992	105,000 52,500	—	36,444 78,311	5,000 106,916	28,377 20,573	12,055 12,055	426,868 510,347
Gregory J. Christian Former President (5)	2007 2006	342,308 389,616	93,750 187,500	45,184 —	36,919 107,269	— 179,223	4,428 15,781	312,287 4,163	834,876 883,552

(1)	Mr. Johnson was named Chief Executive Officer on April 16, 2007 and President and Chief Executive Officer effective September 1, 2007.

(2)	Mr. Mabus resigned as Chief Executive Officer effective April 16, 2007.

(3)	Mr. Larney was named Executive Vice President and Chief Financial Officer effective August 13, 2007.

(4)	Mr. Markert completed his interim assignment on August 24, 2007.

(5)	Mr. Christian resigned as President effective September 1, 2007.

(6)	Bonus includes amounts earned pursuant to the KERP and paid in 2007.

(7)	Mr. Johnson’s Stock Award compensation reflects the pro-rata portion of the value of common stock granted on July 20, 2007. The stock has a service-based vesting requirement over four years.

(8)	Mr. Christian’s Stock Award compensation reflects amounts earned pursuant to the KERP and paid in 2007.

(9)

Amounts shown under option awards are the dollar amounts recognized for financial statement purposes for 2007 and 2006 in accordance with Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment” and are computed using the valuation assumptions included in Note 14 to our consolidated financial statements.

(10)

The threshold performance targets were not reached under the Incentive Plan. The Compensation Committee determined that a discretionary award was warranted for certain Named Executive Officers for their 2007 contributions to the Company. These discretionary award payments were made on February 8, 2008.

(11)

Amounts included as change in pension value is the aggregate change in the actuarial present value of each executive’s accumulated benefit under the Company’s pension plan and under the SERP. Mr. Mabus and Mr. Markert resigned from the Company before their respective benefits were vested and, therefore are not entitled to a benefit.

(12)

All other compensation includes the executive personal benefits described above in “Executive Personal Benefits”. All other compensation for Mr. Mabus includes severance payments aggregating $865,000. All other compensation for Mr. Christian includes severance payments aggregating $261,540. See Former Employees – Employment Agreements below.

The following table provides information about each of the outstanding awards to purchase our common stock held by each Named Executive Officer as of December 30, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2007

OPTION AWARDS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($) (1)	Option Expiration Date (2)
John G. Johnson, Jr. President and Chief Executive Officer		56,689	10.20	07/20/2017
Raymond E. Mabus, Jr. Former Chief Executive Officer	—	—	—	—
Robert M. Larney Executive Vice President and Chief Financial Officer		11,338	8.00	08/06/2017
Stephen E. Markert, Jr. Former Interim Chief Financial Officer	—	—	—	—
Andrew M. Thompson Executive Vice President, Business Management and Marketing	250 250 250 1,875 2,500 625 3,125 0 2,250 3,333 0	0 0 0 0 0 0 0 1,250 0 6,666 12,755	20.25 26.25 21.00 30.00 35.04 25.76 8.40 8.92 16.40 6.00 10.20	04/26/2010 08/04/2010 04/16/2011 08/03/2011 04/08/2012 08/21/2012 12/18/2008 01/31/2009 02/16/2010 04/15/2011 07/20/2017
Paul A. Haslanger Executive Vice President, Engineering and Technology	500 250 250 250 625 625 750 625 8,750 4,500 2,500	0 0 0 0 0 0 0 0 0 0 2,500	53.00 24.88 20.25 26.25 21.00 30.00 35.04 25.76 8.40 16.40 6.00	02/12/2008 05/27/2009 04/26/2010 08/04/2010 04/16/2011 08/03/2011 04/08/2012 08/21/2012 12/18/2008 02/16/2010 04/15/2011
Darrell Nance Executive Vice President, Corporate Sales	2,500 4,500 5,000 5,000 5,000 5,000 2,250 4,375 2,250 2,500	0 0 0 0 0 0 0 0 2,250 0 7,937	24.88 20.25 26.25 21.00 30.00 35.04 25.76 8.40 16.40 6.00 10.20	05/27/2009 04/26/2010 08/04/2010 04/16/2011 08/03/2011 04/08/2012 08/21/2012 12/18/2008 02/16/2010 04/15/2011 07/20/2017
Gregory J. Christian Former President	3,898	—	10.20	03/20/2008

STOCK AWARDS

Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (2) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (3) (#)
John G. Johnson, Jr. President and Chief Executive Officer			37,850	115,443
Raymond E. Mabus, Jr. Former Chief Executive Officer			—	—
Robert M. Larney Executive Vice President and Chief Financial Officer			7,570	23,089
Stephen E. Markert, Jr. Former Interim Chief Financial Officer			—	—
Andrew M. Thompson Executive Vice President, Business Management and Marketing			8,156	25,974
Paul A. Haslanger Executive Vice President, Engineering and Technology			—	—
Darrell Nance Executive Vice President, Corporate Sales			5,299	16,162
Gregory J. Christian Former President			—	—

(1)

All outstanding awards were pursuant to option grants with 10 year terms and pro rata vesting over five years except as follows: (i) options with a expiration date of December 18, 2008 were fully vested on December 18, 2007 with no prior vesting, (ii) options with expiration dates of February 16, 2010 and April 15, 2011 have a six year term and pro rata vesting over three years, and (iii) options with expiration dates of July 20, 2017 have a 10 year term and pro rata vesting over four years.

(2)	Amounts reported represent restricted stock that contain a service-based vesting requirement over four years.

(3)	Amounts reported represent restricted stock awards that vest upon the attainment of certain annual earnings targets over the 2007 through 2009 period.

GRANT OF PLAN-BASED AWARDS FOR 2007

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Stock Option	Grant Date Fair Value of Stock and

Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	or Units (#)	Options (#)	Awards ($/Sh)	Option Awards

John G. Johnson, Jr. 2007 MIP Incentive 2007 MIP Stock Awards 2007 MIP Option Awards	07/01/2007 07/20/2007 07/20/2007	52,000	260,000	260,000		37,850			56,689	10.20	386,070 421,766

Robert M. Larney 2007 MIP Incentive 2007 MIP Stock Awards 2007 MIP Option Awards	08/06/2007 08/06/2007 08/06/2007	15,144	75,721	75,721		7,570			11,338	8.00	60,560 66,441

Andrew M. Thompson 2007 MIP Incentive 2007 MIP Stock Awards 2007 MIP Option Awards	07/01/2007 07/20/2007 07/20/2007	17,500	87,500	87,500		8,516			12,755	10.20	86,863 94,897

Paul A. Haslanger 2007 MIP Incentive 2007 MIP Stock Awards 2007 MIP Option Awards	07/01/2007 07/20/2007 07/20/2007	11,925	59,625	59,625		—			—	—	— —

Darrell Nance 2007 MIP Incentive 2007 MIP Stock Awards 2007 MIP Option Awards	07/01/2007 07/20/2007 07/20/2007	10,800	54,000	54,000		5,299			7,937	10.20	54,050 59,051

Gregory J. Christian 2007 MIP Incentive 2007 MIP Stock Awards 2007 MIP Option Awards	07/01/2007 07/20/2007 07/20/2007	—	—	—		10,409			15,590	10.20	106,172 115,990

The following table sets forth as to each of the Named Executive Officers information on exercises of options to purchase our common stock during 2007.

OPTION EXERCISES FOR 2007

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Raymond E. Mabus, Jr. Former Chief Executive Officer	1,000	2,960
Gregory J. Christian Former President	16,666	48,498

The following table sets forth as to each of the Named Executive Officers the present value of the accumulated pension benefits and the number of years of credited service.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
	(1)	(2)	(3)
John G. Johnson, Jr. President and Chief Executive Officer	Foamex L.P. Pension Plan SERP	― 2.0	— 206,924	― ―
Raymond E. Mabus, Jr. Former Chief Executive Officer	Foamex L.P. Pension Plan SERP	― ― ―	― ―	― ―
Robert M. Larney Executive Vice President and Chief Financial Officer	Foamex L.P. Pension Plan SERP	― ―	― ―	― ―
Stephen E. Markert, Jr. Former Interim Chief Financial Officer	Foamex L.P. Pension Plan SERP	― ―	― ―	― ―
Andrew M. Thompson Executive Vice President, Business Management and Marketing	Foamex L.P. Pension Plan SERP	8.0 8.0	61,041 19,611	— —
Paul A. Haslanger Executive Vice President, Engineering and Technology	Foamex L.P. Pension Plan SERP	38.6 38.6	806,884 190,370	— —
Darrell Nance Executive Vice President, Corporate Sales	Foamex L.P. Pension Plan SERP	23.8 23.8	152,689 56,072	― ―
Gregory J. Christian Former President	Foamex L.P. Pension Plan SERP	10.4 10.4	68,061 —	― ―

(1)

The Foamex L.P. Pension Plan applies to all full and part-time employees. The SERP applies only to those who are Executive Vice Presidents or higher or were Executive Vice Presidents when the SERP was adopted.

(2)	Years of credited service is measured as of December 30, 2007.

(3)	Present value of accumulated benefit is determined using pension plan assumptions in Note 12 to our consolidated financial statements.

Current Employees – Employment Agreements

John G. Johnson, Jr.

Mr. Johnson entered into an employment agreement (the “Johnson Agreement”) with the Company, dated April 16, 2007 and amended as of July 20, 2007, pursuant to which he is employed as Chief Executive Officer of the Company, reporting directly to the Board. The Johnson Agreement is in effect from April 16, 2007 through the close of business on April 16, 2009 and shall automatically extend for successive one-year periods, unless either party gives 45 days’ prior written notice not to extend the employment term. The Johnson Agreement may be terminated before expiration under the circumstances provided in the agreement.

During the term of the Johnson Agreement, Mr. Johnson’s annual base salary will be $650,000, and he is entitled to earn annual cash bonus awards with a target bonus opportunity of 80% of his annual base salary. Mr. Johnson’s salary and bonus opportunity will be reviewed annually by the Board and may be increased, but not decreased, without Mr. Johnson’s written consent. The salary review may also be conducted by a committee of the Board, and the bonus opportunity review may be conducted by the compensation committee of the Board.

The Company agreed to cause the Board or its Compensation Committee to grant Mr. Johnson an equity incentive award in 2007 pursuant to the MIP as described below. In addition, from time to time during the term of the employment agreement, in the discretion of the Board or its compensation committee, Mr. Johnson will be entitled to participate in Foamex International Inc.’s equity plans and programs for senior executive officers, on a basis consistent with other similarly-situated senior executive officers.

Mr. Johnson is entitled to participate in the Company’s 401(k) Plan, pension plan, the SERP, and life, medical, dental, and disability insurance plans on a basis no less favorable than generally provided to other similarly-situated senior executive officers. The Company provides Mr. Johnson a car allowance of $1,200 per month.

If the Company terminates Mr. Johnson’s employment for reasons other than “Cause”, death, or “Disability”, or if Mr. Johnson terminates his employment for “Good Reason” (as such terms are defined in the Johnson Agreement), in each case, at any time prior to April 16, 2008, Mr. Johnson shall, subject to his execution of a general release and waiver of claims against the Company, receive (i) cash severance, paid in 24 equal monthly installments, equal to two times the sum of his base salary plus his target bonus, and (ii) continued participation for Mr. Johnson and his eligible dependents in the Company’s medical and dental plans for 24 months, at the same cost to Mr. Johnson in effect immediately before termination. If a termination described in the preceding sentence occurs after April 16, 2008, Mr. Johnson is entitled to receive (a) cash severance equal to the sum of his base salary and target bonus, paid in 12 equal monthly installments, and (b) continued participation for Mr. Johnson and his eligible dependents in the Company’s medical and dental plans for 12 months, at the same cost to Mr. Johnson in effect immediately before termination. If Mr. Johnson’s employment is terminated at any time due to his Disability, he is entitled to continued participation in the Company’s medical and dental plans for 12 months, at the same cost to Mr. Johnson in effect immediately before termination. In the case of any of the terminations described in this paragraph, (x) Mr. Johnson will also be entitled to a pro-rated target bonus for the year of termination, paid when annual cash bonuses are paid to other senior Company executives, and (y) the portion of Mr. Johnson’s 2007 equity award (described above) that would have vested during the year following termination will be accelerated and fully vested as of the date of termination. If the termination is on account of Mr. Johnson’s death or Disability, any vested options will remain exercisable until the earlier of the first anniversary of the last day of the fiscal quarter during which Mr. Johnson was terminated and the remainder of the award’s original term. If Mr. Johnson is terminated other than for cause or due to his death or disability, or he terminated his employment for Good Reason his then vested options will remain exercisable until the earlier of the six-month anniversary of the last day of the fiscal quarter during which Mr. Johnson was terminated and the remainder of the award’s original term.

Upon the occurrence of a “Change in Control” (as defined in the Johnson Agreement), all outstanding equity and long-term incentive awards shall immediately vest in a manner to enable Mr. Johnson to participate in the Change in Control transaction. In addition, Mr. Johnson is entitled to receive a “gross-up” payment to make him whole on a net-after tax basis for any “golden parachute” excise taxes.

The Johnson Agreement also contains certain restrictive covenants. If Mr. Johnson’s employment is terminated for any reason other than Cause, Mr. Johnson may not for a period of two years from the date of such termination if such termination occurs prior to April 16, 2008, which period will be reduced to one year in the event the termination occurs on or after April 16, 2008, compete with the Company or solicit any Company employees or customers. Additionally, Mr. Johnson is prevented from divulging any confidential information of the Company during his employment or thereafter.

On July 20, 2007, the Company, and Mr. Johnson entered into an amendment to the Johnson Agreement. Under the amendment, the Company agreed to provide a single life annuity benefit to Mr. Johnson of $1,966 per month (or equivalent annuity options) (the “Retirement Benefit”), in respect of Mr. Johnson’s prior service to the Company. Mr. Johnson previously was Chief Executive Officer of the Company from March 1999 to January 2001. The amendment also extended the time period for the grant of an incentive equity award to be made to Mr. Johnson under the Johnson Agreement, from 30 days following the April 16, 2007 effective date of the Johnson Agreement to

120 days following the effective date. On July 20, 2007, the Company granted an equity incentive award to Mr. Johnson consisting of (i) an option to purchase 56,689 shares of the Company’s common stock at a price of $10.20 per share, the closing price of the Company’s common stock on the date of grant, that vests ratablyannually over a four-year period, and (ii) a restricted stock award of 37,850 shares of the Company’s common stock (based on the average closing price of the Company’s common stock during the 30 trading days preceding June 25, 2007, the date the Compensation Committee of the Company first convened to consider the grant of the restricted stock award) that vests ratably over a four-year period.

The Company and Mr. Johnson also entered into a Supplement Retirement Agreement, dated July 20, 2007, which sets forth the terms of the Retirement Benefit described above. Among other things, the Retirement Benefit becomes payable upon his retirement or disability, and Mr. Johnson may elect a joint and survivor annuity alternative instead of, and having the same actuarial value as, the single life annuity payment.

Robert M. Larney

Mr. Larney entered into an employment agreement with the Company and Foamex L.P., dated August 6, 2007 (the “Larney Agreement”). Under the Larney Agreement, Mr. Larney serves as Executive Vice President and Chief Financial Officer of the Company, effective August 13, 2007. The initial term of Mr. Larney’s employment commenced on August 13, 2007 and continues through December 31, 2009, subject to automatic one-year extensions, unless either party gives prior written notice of the decision not to extend the employment term at least 45 days in advance of the expiration date then in effect (a “non-renewal notice”). Mr. Larney is entitled to receive an annual base salary of $375,000 during his term of employment, subject to increase by the Company. In addition, he is entitled to earn bonus awards in accordance with the incentive programs in effect at that time with a target bonus opportunity of 50% of his annual base salary. Pursuant to the Larney Agreement, Mr. Larney was granted an option to purchase 11,338 shares of the Company’s common stock at an exercise price of $8.00 per share, the closing price of the Company’s common stock on his first day of employment. The option vests ratably over a period of four years. Mr. Larney is also entitled to participate in the Company’s 401(k) Plan, pension plan , the SERP, and life, medical, dental and disability insurance plans. The Company provides Mr. Larney a car allowance of $1,200 per month.

If Mr. Larney’s employment is terminated by the Company for reasons other than “Cause” or “Disability” (each as defined in the Larney Agreement) or death, and such termination is not made as a result of a Company non-renewal notice or if Mr. Larney terminates his employment for “Good Reason” (as defined in the Larney Agreement), he will, subject to his execution of a general release of the Company, receive (1) a cash payment equal to the sum of his base salary plus his target bonus, (2) payment of a pro-rated bonus in cash for the year of termination, (3) accelerated vesting of the portion of his equity awards that would have vested during the one year period following the date of termination, which awards will remain exercisable until the earlier of the six month anniversary of the date his employment terminates and the remainder of their original terms and (4) continued participation under the Company’s medical and dental plans for 12 months.

In the event Mr. Larney’s employment is terminated on December 31, 2009 following a Company non-renewal notice, Mr. Larney is entitled to receive (1) a cash payment equal to the sum of his base salary plus his target bonus, (2) payment of a pro-rated bonus in cash for the year of termination, (3) accelerated vesting of the portion of equity awards made to Mr. Larney in 2007 that would have vested during the one year period following the date of termination, which awards will remain exercisable until the earlier of the six month anniversary of the date his employment terminates and the remainder of their original terms and (4) continued participation under the Company’s medical and dental plans for 12 months.

In the event Mr. Larney’s employment is terminated on account of death or “Disability,” Mr. Larney or, if applicable, his estate is entitled to (1) payment of a pro-rated bonus in cash for the year of termination and (2) continued participation under the Company’s medical and dental plans for 12 months and (3) accelerated vesting of the portion of his 2007 equity awards that would have vested during the one year period following the date of termination, which awards will remain exercisable until the earlier of the six month anniversary of the date his employment terminates and the remainder of their original terms.

Upon the occurrence of a “Change in Control” (as defined in the Larney Agreement), all outstanding equity and long-term incentive awards will immediately vest in a manner that enables Mr. Larney to participate in the Change in Control transaction. In addition, Mr. Larney is entitled to receive a tax “gross-up” payment to make him whole on a net after tax basis for any change of control payments that would be subject to “golden parachute” excise taxes.

Mr. Larney is subject to certain non-competition, non-solicitation and confidentiality covenants that continue post termination.

In addition, Mr. Larney was granted 7,570 shares of restricted common stock on August 6, 2007 that vest ratably over a period of three years, provided that certain financial targets of the Company are met. In the event such financial targets are not met for a particular year, the applicable restricted stock will be forfeited. The financial targets for 2007 were not met and accordingly, 2,574 shares of restricted stock were forfeited.

Andrew M. Thompson

Mr. Thompson entered into an employment agreement with the Company and Foamex L.P., dated February 12, 2007 and amended as of February 4, 2008 (the “Thompson Agreement”), to be employed as Executive Vice President, Foam and Technical Products. The initial term of the Thompson Agreement commenced on February 12, 2007 and continues through the close of business on December 31, 2009. Mr. Thompson’s employment shall be automatically extended for two successive one-year periods commencing on December 31, 2009, unless either party gives prior written notice at least 45 days in advance of the decision not to extend the employment term. Mr. Thompson is entitled to receive an annual base salary of $350,000 during his term of employment, which salary shall be reviewed annually by the Compensation Committee. During Mr. Thompson’s employment, he is entitled to earn bonus awards in accordance with the incentive programs in effect at that time with a target bonus opportunity of 50% of his annual base salary. Mr. Thompson was entitled to receive a bonus for the fiscal year 2006 in accordance with the 2006 Foamex Salaried Incentive Plan, which has been paid pursuant to such plan. Additionally, Mr. Thompson is entitled to any payments due pursuant to the KERP, payable in accordance with such plan. From time to time, Mr. Thompson will be entitled to participate in the Company’s equity plans and programs and the Company granted Mr. Thompson options to purchase 12,755 shares of common stock on July 20, 2007 pursuant to the MIP, as well as 8,516 shares of restricted common stock that vest ratably over a period of three years, provided that certain financial targets of the Company are met. In the event such financial targets are not met for a particular year, the applicable restricted stock will be forfeited. The financial targets for 2007 were not met and accordingly, 2,895 shares of restricted stock were forfeited. These 2007 options will vest in equal annual installments over four years commencing on the first anniversary of the Effective Date. Mr. Thompson is also entitled to participate in the Company’s 401(k) Plan, pension plan, the SERP, and life, medical, dental and disability insurance plans. The Company provides Mr. Thompson a car allowance of $1,200 per month.

If Mr. Thompson’s employment is terminated by the Company for reasons other than “Cause” (as defined in the Thompson Agreement), death or “Disability” (as defined in the Thompson Agreement) and such termination is not made pursuant to a notice of non-renewal given by the Company to Mr. Thompson (which must be given at least 45 days prior to December 31, 2009) or if Mr. Thompson terminates his employment for “Good Reason” (as defined in the Thompson Agreement), he shall, subject to his execution of a general release and waiver, receive the above payments in addition to (1) a cash amount in 24 equal monthly installments equal to two times the sum of his base salary plus his target bonus, (2) payment of a pro-rated bonus in cash for the year of termination, (3) accelerated vesting of the portion of his equity awards that would have vested during the one year period following the date of termination, which awards shall remain exercisable for the lesser of the six month anniversary of the last day of the fiscal quarter in which his employment terminates and the remainder of their original terms, and (4) continued participation under the Company’s medical and dental plans for 24 months.

In the event the Company provides Mr. Thompson with a notice of non-renewal so that Mr. Thompson’s employment shall be terminated on December 31, 2009, in addition to (i) any base salary or other compensation earned but not paid prior to the effective date of such termination, (ii) any unreimbursed business expenses and (iii) any payments, benefits, or entitlements which are vested pursuant to the Thompson Agreement or any Company plan, policy, program or arrangement or other arrangement, Mr. Thompson is entitled to receive (1) a cash amount in

12 equal monthly installments equal to the sum of his base salary plus his target bonus, (2) a pro-rata bonus in a lump sum, (3) accelerated vesting of the portion of his 2007 equity awards that would have vested during the one year period following the date of termination, which awards shall remain exercisable for the lesser of the six month anniversary of the last day of the fiscal quarter in which his employment terminates and the remainder of their original terms, and (4) continued participation under the Company’s medical and dental plans for 12 months.

In the event Mr. Thompson’s employment is terminated on account of death or “Disability,” in addition to receiving (i) any base salary or other compensation earned but not paid prior to the effective date of such termination, (ii) any unreimbursed business expenses and (iii) any payments, benefits, or entitlements which are vested pursuant to the Thompson Agreement or any Company plan, policy, program or other arrangement, Mr. Thompson is entitled to (1) a pro-rated bonus and (2) continued participation under the Company’s medical and dental plans for 12 months and (3) accelerated vesting of the portion of his 2007 equity awards that would have vested during the one year period following the date of termination, which awards shall remain exercisable for the lesser of the six month anniversary of the last day of the fiscal quarter in which his employment terminates and the remainder of their original terms.

Upon the occurrence of a “Change in Control” (as defined in the Thompson Agreement), all outstanding equity and long-term incentive awards shall immediately vest. In addition, Mr. Thompson is entitled to a “gross-up” to make him whole on a net after tax basis for any payments that are subject to “golden parachute” excise taxes.

The Thompson Agreement also contains certain restrictive covenant. If Mr. Thompson’s employment is terminated for any reason other than “Cause,” Mr. Thompson shall not for a period of two years from the date of such termination, which period will be reduced to one year in the event the termination occurs in connection with a notice of non-renewal, compete with the Company or solicit any Company employees or customers. Additionally, Mr. Thompson is prevented from divulging any confidential information of the Company during his employment or thereafter.

On February 4, 2008, the Company and Mr. Thompson entered into an amendment to the Thompson Agreement. Under the amendment, Mr. Thompson is employed as Executive Vice President, Business Management and Marketing. The Thompson Agreement shall be automatically extended for only two successive one-year periods commencing on December 31, 2009, such that the Thompson Agreement will not extend beyond December 31, 2011.

Paul A. Haslanger

Mr. Haslanger entered into a change in control agreement with the Company and Foamex L.P., dated December 20, 2002 and amended on January 31, 2007 (the “Haslanger Agreement”) to be employed as Executive Vice President.  In the Haslanger Agreement, Mr. Haslanger is afforded protection against a change in control.

Upon the occurrence of a “Change in Control” (as defined in the Haslanger Agreement), if Mr. Haslanger is terminated within twelve months of the Change in Control without cause or if executive terminates with Good Reason within twelve months of the Change in Control, Mr. Haslanger shall be paid two times annual base salary and 100% of annual bonus (calculated as if the Company and Mr. Haslanger had attained 100% of performance bonus targets), payable over 24 months or as lump sum.  In addition, all stock options previously granted to Mr. Haslanger shall become fully vested and exercisable immediately.  Mr. Haslanger will continue participation in Company’s health, medical and life insurance benefits and/or coverage, provided however, that (a) such benefit continuation is subject to the terms and conditions of such plans, (b) group life insurance continuation is subject to a limit of two years following termination and (c) coverage shall cease at such time as Mr. Haslanger is covered by like plans of any other company.

Termination of Mr. Haslanger without cause not in connection with a Change in Control would trigger severance that is governed by the Company’s severance policy and as such, Mr. Haslanger would be entitled to 52 weeks of base salary.

Darrell Nance

Mr. Nance entered into a change in control agreement with the Company and Foamex L.P., dated December 20, 2002 and amended on January 31, 2007 (the “Nance Agreement”) to be employed as Executive Vice President.  In the Nance Agreement, Mr. Nance is afforded protection against a change in control.

Upon the occurrence of a “Change in Control” (as defined in the Nance Agreement), if Mr. Nance is terminated within twelve months of the Change in Control without cause or if executive terminates with Good Reason within twelve months of the Change in Control, Mr. Nance shall be paid two times annual base salary and 100% of annual bonus (calculated as if the Company and Mr. Nance had attained 100% of performance bonus targets), payable over 24 months or as lump sum.  In addition, all stock options previously granted to Mr. Nance shall become fully vested and exercisable immediately.  Mr. Nance will continue participation in Company’s health, medical and life insurance benefits and/or coverage, provided however, that (a) such benefit continuation is subject to the terms and conditions of such plans, (b) group life insurance continuation is subject to a limit of two years following termination and (c) coverage shall cease at such time as Mr. Nance is covered by like plans of any other company.

Termination of Mr. Nance without cause not in connection with a Change in Control would trigger severance that is governed by the Company’s severance policy and as such, Mr. Nance would be entitled to 52 weeks of base salary.

Former Employees –Agreements

Raymond E. Mabus, Jr.

In connection with the resignation of Mr. Mabus as Chairman and Chief Executive Officer of the Company effective April 16, 2007, the Company entered into a separation agreement with Mr. Mabus (the “Mabus Separation Agreement”). The Mabus Separation Agreement supersedes the employment agreement between the Company and Mr. Mabus, entered into on February 12, 2007, except as specifically provided in the Mabus Separation Agreement.

The Mabus Separation Agreement provides that all titles, positions and appointments Mr. Mabus held with the Company, including as a member of the Board, ceased as of April 16, 2007. Under the Mabus Separation Agreement, the Company paid Mr. Mabus a lump sum cash payment of $865,000 on April 26, 2007 and allowed Mr. Mabus to continue to participate in the Company’s medical and dental plans through December 31, 2007, at the same cost to Mr. Mabus in effect prior to his resignation. Mr. Mabus will also continue to be afforded the full benefit of his right, provided in his employment agreement, to receive a “gross-up” payment to the extent that any “golden parachute” excise taxes apply to any payments he receives from the Company.

As a condition to receiving the lump sum cash payment described above, Mr. Mabus has executed a release of certain claims against the Company and its shareholders, directors, officers, employees, agents, attorneys, affiliates, parents, predecessors, and assigns. Mr. Mabus has also agreed not to disclose any confidential information of the Company and, for the one-year period following his resignation, not to compete with the Company or solicit the Company’s employees or customers.

Gregory J. Christian

In connection with the resignation of Mr. Christian as President of the Company effective September 1, 2007, the Company entered into a separation and consulting agreement with Mr. Christian dated as of August 27, 2007 (the “Christian Agreement”). The Christian Agreement supersedes the employment agreement between the Company and Mr. Christian, entered into on February 12, 2007, except as specifically provided in the separation and consulting agreement.

The Christian Agreement provides that all titles, positions and appointments Mr. Christian held with the Company, including as a member of the Board, ceased as of September 1, 2007. Under the Christian Agreement, the Company pays Mr. Christian a cash payment of $1,600,000, payable in 52 equal bi-weekly installments and will allow Mr. Christian to continue to participate in the Company’s medical and dental plans through September 1, 2009, at the same cost to Mr. Christian in effect prior to his resignation. Mr. Christian also received a lump sum cash payment of $200,000, reflecting a pro-rata target annual bonus for 2007. In February 2008, Mr. Christian received the final distribution in the amount of $93,750 pursuant to the terms of the KERP. The Company reimbursed Mr. Christian for certain outplacement services and legal fees incurred in connection with his resignation, in each case, up to $10,000.

Pursuant to the Christian Agreement, the following options to purchase our common stock accelerated and became fully vested and exercisable as of September 1, 2007: (1) options to purchase 3,898 shares of common stock that were granted to Mr. Christian in 2007 and that would have vested as of September 1, 2008 had Mr. Christian’s employment not terminated, and (2) options to purchase 8,333 shares of common stock that was granted to Mr. Christian on April 15, 2005. These options will remain exercisable until March 30, 2008 and December 31, 2008, respectively. All shares of restricted common stock granted to Mr. Christian during 2007 were forfeited as of September 1, 2007. Any other outstanding equity awards held by Mr. Christian will be treated in accordance with the terms of the applicable plans and award agreements governing such awards.

Mr. Christian will also continue to be afforded the full benefit of his right, provided in his employment agreement, to receive a “gross-up” payment to the extent that any “golden parachute” excise taxes apply to any payments he receives from the Company.

As a condition to receiving the cash payments and other benefits described above, Mr. Christian has executed a release of certain claims against the Company and its shareholders, directors, officers, employees, agents, attorneys, affiliates, parents, predecessors, successors and assigns. Mr. Christian has also agreed not to disclose any confidential information of the Company and, for the two-year period following his resignation, not to compete with the Company, solicit the Company’s employees, suppliers or customers or divert any person or entity from doing business with the Company.

Commencing on September 1, 2007 and for a period of two years thereafter, Mr. Christian will serve as a consultant to the Company. The Company will pay Mr. Christian a consulting fee of $1,500, per day for such services and will reimburse Mr. Christian for all reasonable travel and out-of-pocket expenses incurred in performing his consulting services.

Stock Option Plans

The 2002 Stock Award Plan provides for the issuance of nonqualified and incentive stock options for common stock. Eligibility extends to employees, directors and consultants of the Company, including its subsidiaries and affiliates. At the Annual Meeting of Stockholders on May 25, 2004, stockholders approved an increase in the number of shares reserved for issuance under the 2002 Stock Award Plan by 625,000 shares. As of December 30, 2007, 1,150,000 shares of common stock were reserved for issuance under the 2002 Stock Award Plan (reflecting our reverse stock split effective April 30, 2007).

The 2002 Stock Award Plan also provides for stock appreciation rights, restricted stock, phantom stock units, performance share units and/or stock bonuses, although none of these awards have been issued. Of the 1,150,000 shares of common stock reserved under the 2002 Stock Award Plan, 125,000 of these shares are available for awards of restricted stock, phantom stock units, performance share units and/or stock bonuses.

The 1993 Stock Option Plan provided for the issuance of nonqualified and incentive stock options for common stock. Officers and executives of the Company, including its subsidiaries and affiliates were eligible to participate. During the fourth quarter of 2003, the 1993 Stock Option Plan expired according to the provisions of the plan. Consequently, no further options can be granted under the plan. The 1993 Stock Option Plan provided for the issuance of up to 1,187,750 shares of Common Stock. Options outstanding on the expiration date continue to be available for the issuance of Common Stock under the terms and conditions at their issuance.

In connection with the Plan, the Company adopted the MIP. Eligibility extends to employees, directors and consultants of the Company and the MIP provides for the issuance of stock options, stock appreciation rights, restricted stock, phantom stock units, performance share units and/or stock bonuses and certain cash incentive awards. The MIP became effective on February 12, 2007 and awards representing 1,949,092 shares have been made as of the date of filing this Report. The MIP has 2,325,000 shares reserved for issuance. On January 18, 2008, the Compensation Committee of the Board elected to modify the MIP by deleting language that enabled the Compensation Committee to reduce or eliminate awards previously approved by the Committee.

Compensation of Directors

Currently, there is one employee director who receives no additional compensation for service as a director. Compensation in 2007 for non-employee directors included the components listed below.

Annual Retainer - $30,000 cash payment.

Equity Awards - $35,000 in common stock and $35,000 in stock options.

Meeting Fees - $1,500 for each board or committee meeting attended in person and $750 per telephonic conference call meeting.

Committee Chair Fee - $10,000 per year for Audit Committee Chairman; $5,000 per year for Compensation Committee Chairman and Special Committee Chairman.

Chairman Fee - $50,000 per year ($25,000 in cash and $25,000 in stock).

Travel Expenses - reimbursement for reasonable out-of-pocket expenses in connection with travel to and attendance at board and committee meetings, and other corporate business.

The following table sets forth amounts paid by the Company to directors in connection with their services to the Company in 2007.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)

S. Dennis N. Belcher *	750	―	750
Robert B. Burke **	92,030	―	92,030
Seth Charnow (D. E. Shaw) ** (b)	81,530	―	81,530
John C. Culver *	1,500	―	1,500
Eugene I. Davis **	128,339	―	128,339
Robert J. Hay *	1,500	53,328 (a)	54,828
Thomas M Hudgins	111,530	―	111,530
David A. Lieberman *	1,500	―	1,500
Gregory E. Poling **	80,030	―	80,030
Raul J. Valdes-Fauli *	750	―	750

*	Resigned from the Board on February 12, 2007
**	Joined the Board on February 12, 2007

(a)	Consists of payments to Mr. Hay pursuant to his consulting agreement.
(b)	Compensation that Mr. Charnow is entitled to receive for his services as a director is paid to D. E. Shaw.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised entirely of non-employee directors. The Company is not aware of any executive officers of the Company who have served on the board of directors or compensation committee of another company at any time during which an executive officer of such other company served on the Company’s Board of Directors and/or Compensation Committee.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Common Stock of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of December 30, 2007, regarding the beneficial ownership of common stock by (i) each stockholder who is known by the Company to own more than 5% of the outstanding shares of common stock, (ii) each director, (iii) each Named Executive Officer that was employed by the Company on December 30, 2007, and (iv) all directors and executive officers employed by the Company as of December 30, 2007 as a group. Except as otherwise indicated, each stockholder has (i) sole voting and investment power with respect to such stockholder’s shares of stock, except to the extent that authority is shared by spouses under applicable law and (ii) record and beneficial ownership with respect to such stockholder’s shares of stock.

Name and Address of Beneficial Owners	Beneficial Ownership (1)

	Number of Shares	% of Class

D. E. Shaw Laminar Portfolios, L.L.C. 120 West Forty-Fifth Street, 39th Floor, Tower 45 New York, NY 10036	5,724,806	24.40%
Goldman, Sachs & Co. 85 Broad Street New York, NY 10004	4,603,805	19.60%
Sigma Capital Management, Inc. 777 Long Ridge Road Stamford, CT 06902	2,173,929	9.30%
Greywolf Capital Management LP 4 Manhattanville Road, Suite 201 Purchase, NY 10577	1,453,195	6.20%
John G. Johnson, Jr. (2)	40,850	*
Robert B. Burke (2) (4)	2,650	*
Seth Charnow (2) (5)	2,650	*
Eugene I. Davis (2)	4,543	*
Thomas M. Hudgins (2) (3)	12,996	*
Gregory E. Poling (2)	2,650	*
Paul A. Haslanger (2) (3)	24,803	*
Darrell Nance (2) (3)	38,375	*
Andrew M. Thompson (2) (3)	25,474	*
Robert M. Larney (2)	13,570	*
All executive officers and directors as a group (as of December 30, 2007) (12 persons) (2)(3)	190,982	*

* Less than 1%.

(1)

Each named person is deemed to be the beneficial owner of securities which may be acquired within 60 days of December 30, 2007 through the exercise of options, convertible securities and such securities are deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by such person. However, any such shares are not deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by any other person, except as noted.

(2)	Address is c/o Foamex International Inc., 1000 Columbia Avenue, Linwood, PA 19061.

(3)

Includes shares of common stock issuable upon exercise of options granted under the Company’s 1993 Stock Option Plan and 2002 Stock Award Plan, which have vested or will vest within 60 days of December 30, 2007. In the above table, (i) 1,083 of such shares have been included for Mr. Hudgins, (ii) 19,125 of such shares have been included for Mr. Haslanger, (iii) 38,375 of such shares are included for Mr. Nance, (iv) 15,708 of such shares have been included for Mr. Thompson, and (v) 79,707 of such shares have been included for all executive officers and directors as a group.

(4)

Mr. Burke is employed by Par-Four Investment Management, LLC, but has disclaimed beneficial ownership of any shares held by Par-Four Investment Management, LLC, except to the extent of his pecuniary interest therein.

(5)

Mr. Charnow is a vice president at D. E. Shaw, which is an affiliate of and the investment adviser to D. E. Shaw Laminar Portfolios, L.L.C.  Mr. Charnow disclaims any beneficial ownership that may be attributable to him as a result of his affiliation with D. E. Shaw Laminar Portfolios, L.L.C.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

The Board of Directors has determined that Messrs. Davis, Burke, Charnow, Hudgins and Poling are independent pursuant to the rules and regulations of the Nasdaq Stock Market.

Certain Relationships and Related Transactions

The following is a summary of material transactions between the Company and our affiliates entered into or continuing since January 1, 2007. Payments to affiliates by Foamex L.P., the Company’s principal operating subsidiary, and its subsidiaries in connection with any of these transactions were governed by the provisions of the credit agreements and indentures for Foamex L.P.’s public debt securities, which generally provide that these transactions be on terms comparable to those generally available in equivalent transactions with third parties.

Consulting Services—Mr. Hay

Under a consulting agreement, dated April 24, 2001, as amended on February 27, 2005, between the Company and Robert J. Hay, a former director of the Company, Mr. Hay performed consulting services and advised on business and manufacturing initiatives for the Company. The consulting agreement was for an initial two-year term and was renewable automatically for successive one-year terms. Under the consulting agreement, as amended, Mr. Hay received a fee of $6,666.66 per month in addition to reimbursement for expenses incurred in connection with providing the consulting services.

The Company terminated the consulting agreement with Mr. Hay effective November 12, 2007. A total of $53,328 was paid to Mr. Hay under the consulting agreement in 2007. This fee was in addition to the fees Mr. Hay received for serving as a director of the Company.

Technology Sharing Arrangements

In December 1992, Foamex L.P., Recticel, a former indirect stockholder of the Company, and Beamech Group Limited (“Beamech”), an unaffiliated third party, formed a Swiss corporation, Prefoam AG, to develop new manufacturing technology for the production of polyurethane foam. Each of Foamex L.P., Recticel. and Beamech contributed or caused to be contributed to such corporation a combination of cash and technology valued at $1.5 million, $3.0 million and $1.5 million, respectively, for a 25%, 50% and 25% interest, respectively, in the corporation. Foamex L.P., Recticel and their affiliates have been granted a royalty-free license to use certain technology, and it is expected that the corporation will license the use of such technology to other foam producers in exchange for royalty payments. Foamex L.P. and Recticel have exchanged know-how, trade secrets, engineering and other data, designs, specifications, chemical formulations, technical information and drawings which are necessary or useful for the manufacturing, use or sale of foam products.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid the following fees to KPMG LLP, the Company’s independent accountants in 2007 and 2006:

	2007	2006

Audit Fees (a)	$3,570,000	$2,550,000
Audit-Related Fees (b)	66,000	167,500
Tax Fees *	―	―
All Other Fees *	―	―

Total Fees	$3,636,000	$2,717,500

(a)

Audit fees include the examination of the Company’s financial statements and those of Foamex L.P. as of and for the years ended December 30, 2007 and December 31, 2006 and the performance of quarterly reviews. In addition, 2007 included the examination of internal control over financial reporting.

(b)

Audit related fees for 2007 consisted principally of services related to the Company’s Form S-8 for the MIP and the audit of an employee benefit plan. Audit related fees for 2006 consisted principally of consultation services on the Company’s Form S-1 for its rights offering and the audit of an employee benefit plan.

*	The Audit Committee has considered whether the provision of these services is compatible with maintaining the principal accountant’s independence.

Pre-approval Policy. Pursuant to its Charter, the Audit Committee is required to pre-approve the audit and non-audit services to be performed by the independent accountants in order to assure that the provision of such services does not impair the auditor’s independence. All of the above services were approved by the Audit Committee in accordance with its Pre-approval Policy.

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

The Audit Committee has delegated pre-approval authority to any of its members. Such member is to report pre-approval decisions to the Audit Committee at the Audit Committee’s next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial statements.

Foamex International Inc. and Subsidiaries:

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 30, 2007 and December 31, 2006	F-3

Consolidated Statements of Operations for the years ended December 30, 2007,

December 31, 2006, and January 1, 2006	F-5

Consolidated Statements of Cash Flows for the years ended December 30, 2007,

December 31, 2006, and January 1, 2006	F-6

Consolidated Statements of Stockholders’ Deficiency for the years ended December 30, 2007,

December 31, 2006, and January 1, 2006	F-7
Notes to Consolidated Financial Statements	F-8

Foamex Asia Company Limited

Consolidated Financial Statements of Foamex Asia Company Limited and Subsidiaries as of

31 August 2007 and 31 December 2006, and for the eight months and year then ended, respectively,
including Audit Report of Certified Public Accountant	F-43

Consolidated Financial Statements of Foamex Asia Company Limited and Subsidiaries

for the year ended 31 December 2005 (unaudited)	F-70

(2)	Foamex International Inc. and Subsidiaries Financial Statement Schedules:
Schedule I - Condensed Financial Information of Registrant	S-2
Schedule II - Valuation and Qualifying Accounts	S-5

(3)	Exhibits.

2.3	-

First Amended Joint Plan of Reorganization filed with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) on October 23, 2006 (incorporated herein by reference to the Exhibit to the Form 8-K of Foamex International Inc. (“Foamex International”) reporting an event that occurred on October 24, 2006).

2.4	-

Second Amended Joint Plan of Reorganization filed with the Bankruptcy Court on November 27, 2006 (incorporated herein by reference to the Exhibit to the Form 8-K of Foamex International reporting an event that occurred on November 27, 2006).

3.1	-	Certificate of Limited Partnership of Foamex L.P. (incorporated herein by reference to the Exhibit to Foamex L.P.’s Registration Statement on Form S-1, Registration No. 33-69606).
3.2.1	-

Fourth Amended and Restated Agreement of Limited Partnership of Foamex L.P., dated as of December 14, 1993, by and among FMXI, LLC (“FMXI”) and Trace Foam Company, Inc. (“Trace Foam”), as general partners, and Foamex International as a limited partner (the “Partnership Agreement”) (incorporated herein by reference to the Exhibit to Foamex L.P.’s Registration Statement on Form S-1, Registration No. 33-69606).

3.2.2	-

First Amendment to the Partnership Agreement, dated June 28, 1994 (incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended January 1, 1995).

3.2.3	-

Second Amendment to the Partnership Agreement, dated June 12, 1997 (incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Foamex International reporting an event that occurred on June 12, 1997).

3.2.4	-

Third Amendment to the Partnership Agreement, dated December 23, 1997 (incorporated herein by reference to the Exhibit to the Current Report on Form 8-K of Foamex L.P., Foamex Capital Corporation (“FCC”) and Foamex International reporting an event that occurred on December 23, 1997).

3.2.5	-

Fourth Amendment to the Partnership Agreement, dated February 27, 1998 (incorporated herein by reference to the Current Report on Form 8-K of Foamex International reporting an event that occurred on February 27, 1998).

3.2.6	-

Fifth Amendment to the Partnership Agreement, dated March 26, 2002 (incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex L.P. and FCC for the quarterly period ended March 31, 2002).

3.2.7	-

Sixth Amendment to the Partnership Agreement, dated December 29, 2006 (incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 31, 2006).

3.3	-	Operating Agreement of FMXI (incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 31, 2006).
3.4	-	Amendment to Operation Agreement of FMXI (incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 31, 2006).
3.7.1	-	Certificate of Incorporation of Foamex International (incorporated herein by reference to the Exhibit to Foamex L.P.’s Registration Statement on Form S-1, Registration No. 33-69606).
3.7.2	-

Amendment to Certificate of Incorporation of Foamex International (incorporated herein by reference to the Exhibit in the Registration Statement of Foamex International on Form S-4, Registration No. 333-30291).

3.7.3	-

Second Amended and Restated Certificate of Incorporation of Foamex International (incorporated herein by reference to the Exhibit to the Form 8-K of Foamex International reporting an event that occurred on February 9, 2007).

3.8	-	By-laws of Foamex International (incorporated herein by reference to the Exhibit to the Form 8-K of Foamex International reporting an event that occurred on February 9, 2007).
3.8.1	-	Amended and Restated By-laws of Foamex International (incorporated herein by reference to the Exhibit to the Form 8-K of Foamex International reporting an event that occurred on April 14, 2007).
3.9	-

Amended and Restated Certificate of Incorporation of Foamex Asia, Inc. (incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 31, 2006).

3.11	-

Amended and Restated Certificate of Incorporation of Foamex Latin America, Inc. (incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 31, 2006).

3.13	-

Amended and Restated Certificate of Incorporation of Foamex Mexico, Inc. (incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 31, 2006).

4.9.1	-

Promissory Note, dated June 12, 1997, in the aggregate principal amount of $5,000,000, executed by Trace International Holdings, Inc. (“Trace Holdings”) to Foamex L.P. (incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 31, 1998).

4.9.2	-

Promissory Note, dated June 12, 1997, in the aggregate principal amount of $4,794,828, executed by Trace Holdings to Foamex L.P. (incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 31, 1998).

4.18	-

Equity Commitment Agreement, dated as of October 13, 2006, by and among Foamex International Inc. and D. E. Shaw Laminar Portfolios, L.L.C., Goldman, Sachs & Co., Par IV Master Fund, Ltd., Sunrise Partners Limited Partnership, and Sigma Capital Associates, LLC. (incorporated herein by reference to the Exhibit to the Form 8-K of Foamex International reporting an event that occurred on October 13, 2006).

4.19	-

Registration Rights Agreement, dated as of February 12, 2007, between Foamex International and D. E. Shaw Laminar Portfolios, L.L.C., Goldman, Sachs & Co., Sigma Capital Associates, LLC, Par IV Master Fund, Ltd. and Sunrise Partners Limited Partnership (incorporated herein by reference to the Exhibit to the Form 8-K of Foamex International reporting an event that occurred on February 9, 2007).

10.2	-

Shareholder Agreement, dated December 31, 1992, among Recticel, s.a. (“Recticel”), Recticel Holding Noord B.V., Foamex L.P., Beamech Group Limited, LME-Beamech, Inc., James Brian Blackwell, and Prefoam AG relating to a foam technology-sharing arrangement (incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex L.P. and FCC for fiscal year ended January 3, 1993).

10.3	-

Asset Transfer Agreement, dated as of October 2, 1990, between Trace Holdings and Foamex L.P. (the “Trace Holdings Asset Transfer Agreement”) (incorporated herein by reference to the Exhibit to the Registration Statement of Foamex L.P. and FCC on Form S-1, Registration Nos. 33-49976 and 33-49976-01).

10.4	-

First Amendment, dated as of December 19, 1991, to the Trace Holdings Asset Transfer Agreement (incorporated herein by reference to the Exhibit to the Registration Statement of Foamex L.P. and FCC on Form S-1, Registration Nos. 33-49976 and 33-49976-01).

10.5	-

Amended and Restated Guaranty, dated as of December 19, 1991, made by Trace Foam in favor of Foamex L.P. (incorporated herein by reference to the Exhibit to the Registration Statement of Foamex L.P. and FCC on Form S-1, Registration Nos. 33-49976 and 33-49976-01).

10.6	-

Asset Transfer Agreement, dated as of October 2, 1990, between Recticel Foam Corporation (“RFC”) and Foamex L.P. (the “RFC Asset Transfer Agreement”) (incorporated herein by reference to the Exhibit to the Registration Statement of Foamex L.P. and FCC on Form S-1, Registration Nos. 33-49976 and 33-49976-01).

10.7	-

First Amendment, dated as of December 19, 1991, to the RFC Asset Transfer Agreement (incorporated herein by reference to the Exhibit to the Registration Statement of Foamex L.P. and FCC on Form S-1, Registration Nos. 33-49976 and 33-49976-01).

10.10.5	-

The Foamex L.P. Hourly Pension Plan (formerly “The Foamex Products Inc. Hourly Employee Retirement Plan”), as amended December 31, 1995 (incorporated by reference to the Exhibit to the Form 10-Q of Foamex L.P. for the quarterly period ended September 28, 1997).

10.10.6+	-	Foamex L.P. 401(k) Savings Plan effective October 1, 1997 (incorporated by reference to the Exhibit to the Form 10-Q of Foamex L.P. for the quarterly period ended September 28, 1997).
10.10.12+	-

Foamex Supplemental Executive Retirement Plan, effective as of May 15, 2001 (incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 31, 2001).

10.11.12	-

Form of Foamex International Code of Ethics for Director, Officers, Senior Management and Certain Other Employees (incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex L.P. and FCC for the fiscal year ended December 28, 2003).

10.17+	-

Salaried Incentive Plan of Foamex L.P. and Subsidiaries (incorporated herein by reference to the Exhibit to the Registration Statement of Foamex L.P. and FCC on Form S-1, Registration Nos. 33-49976 and 33-49976-01).

10.17.2	-

Loan Agreement between Hua Kee Company Limited and Foamex Asia, Inc., dated as of July 8, 1997 (incorporated herein by reference to the Exhibit to the Registration Statement of Foamex L.P. and FCC on Form S-1, Registration Nos. 33-49976 and 33-49976-01).

10.18.1	-

Joint Venture Agreement between Hua Kee Company Limited and Foamex Asia, Inc., amended and restated as of December 3, 2001 (incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex International for the quarterly period ended June 30, 2001).

10.19+	-

The Foamex L.P. Salaried Pension Plan (formerly, “The General Felt Industries, Inc. Retirement Plan for Salaried Employees”), effective as of January 1, 1995 (incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex L.P. for fiscal year ended January 2, 1994).

10.22+	-

Foamex International Amended and Restated 1993 Stock Option Plan (incorporated herein by reference to the Appendix to Foamex International’s definitive amended and restated proxy statement dated July 12, 2001).

10.23+	-	Foamex International Non-Employee Director Compensation Plan (incorporated herein by reference to the Exhibit to Foamex L.P.’s Registration Statement on Form S-1, Registration No. 33-69606).
10.24+	-

Foamex International Equity Incentive Plan for Non-Employee Directors (incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex International for the quarterly period ended June 30, 2001).

10.25+	-	Foamex International Key Employee Incentive Bonus Plan (incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex International for the quarterly period ended June 30, 2001).
10.27+	-

Amended and Restated Consulting Agreement, dated as of February 27, 2005, by and between Foamex L.P. and Robert J. Hay (incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex L.P. and FCC for the quarterly period ended April 3, 2005).

10.30+	-	Foamex International 2002 Stock Award Plan, as Amended and Restated (incorporated herein by reference to Foamex International’s definitive proxy statement dated April 26, 2004).
10.45+	-

Revolving Credit Agreement, dated as of February 12, 2007, among Foamex L.P., as borrower, Foamex International the subsidiary guarantors of borrower party thereto, the financial institutions party thereto, and the Bank of America, N.A., as Administrative Agent (incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 31, 2006).

10.46+	-

Revolving Credit Security Agreement, dated as of February 12, 2007, among Foamex L.P., as borrower, Foamex International, and the subsidiary guarantors of borrower party thereto, and the Bank of America, N.A., as Administrative Agent (incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 31, 2006).

10.47+	-

First Lien Term Credit Agreement, dated as of February 12, 2007, among Foamex L.P., as borrower, Foamex International, as parent guarantor, the lending institutions party thereto, and the Bank of America, N.A., as Administrative Agent (incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 31, 2006).

10.48+	-

First Lien Term Security Agreement, dated as of February 12, 2007, among Foamex L.P., as borrower, Foamex International, and the subsidiary guarantors of borrower party thereto, and the Bank of America, N.A., as Administrative Agent (incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 31, 2006).

10.49+	-

Second Lien Term Credit Agreement, dated as of February 12, 2007, among Foamex L.P., as borrower, Foamex International, as parent guarantor, the lending institutions party thereto, and the Bank of America, N.A., as Administrative Agent (incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 31, 2006).

10.50+	-

Second Lien Term Security Agreement, dated as of February 12, 2007, among Foamex L.P., as borrower, Foamex International, and the subsidiary guarantors of borrower party thereto, and the Bank of America, N.A., as Administrative Agent (incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 31, 2006).

10.51+	-

Employment Agreement, dated as of February 12, 2007, between Foamex International, Foamex L.P., and Raymond E. Mabus, Jr. (incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 31, 2006).

10.52+	-

Employment Agreement, dated as of February 12, 2007, between Foamex International, Foamex L.P., and Gregory J. Christian (incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 31, 2006).

10.53+	-

Employment Agreement, dated as of February 12, 2007, between Foamex International, Foamex L.P., and Andrew M. Thompson (incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 31, 2006).

10.54+	-

Employment Agreement, dated as of February 12, 2007, between Foamex International, Foamex L.P., and Donald Phillips (incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 31, 2006).

10.55+	-

Foamex International Inc. 2007 Management Incentive Plan (incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 31, 2006).

10.56+	-

Separation Agreement, dated as of April 16, 2007, between Foamex International, Foamex L.P. and Raymond E. Mabus, Jr. (incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex International for the quarterly period ended April 1, 2007).

10.57+	-

Employment Agreement, dated as of April 16, 2007, between Foamex International, Foamex L.P. and John G. Johnson, Jr. (incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex International for the quarterly period ended April 1, 2007).

10.58+	-

Amended Employment Agreement, dated July 20, 2007, between Foamex International, Foamex L.P. and John G. Johnson, Jr. (incorporated herein by reference to the Exhibit to the Form 8-K of Foamex International reporting an event that occurred on July 20, 2007).

10.59+	-

Supplemental Retirement Agreement, dated July 20, 2007, between Foamex International, Foamex L.P. and John G. Johnson, Jr. (incorporated herein by reference to the Exhibit to the Form 8-K of Foamex International reporting an event that occurred on July 20, 2007).

10.60+	-

Employment Agreement, dated as of August 6, 2007, between Foamex International, Foamex L.P. and Robert M. Larney (incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex International for the quarterly period ended July 1, 2007).

10.61+	-

Employment Agreement, dated as of August 22, 2007, between Foamex International, Foamex L.P. and James B. Gamache (incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex International for the quarterly period ended September 30, 2007).

10.62+	-

Separation and Consulting Agreement, dated as of August 27, 2007, between Foamex International, Foamex L.P. and Gregory J. Christian (incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex International for the quarterly period ended September 30, 2007).

10.63+	-

Amended Employment Agreement, dated February 4, 2008, between Foamex International, Foamex L.P. and Andrew M. Thompson (incorporated herein by reference to the Exhibit to the Form 8-K of Foamex International reporting an event that occurred on February 4, 2008).

10.64+	-

Amended Employment Agreement, dated February 1, 2008, between Foamex International, Foamex L.P. and Donald Phillips (incorporated herein by reference to the Exhibit to the Form 8-K of Foamex International reporting an event that occurred on February 4, 2008).

21*	-	Subsidiaries of Foamex International.
23*	-	Consent of Independent Registered Public Accounting Firm, KPMG LLP.
23.1*	-	Consent of Certified Public Accountant, KPMG Phoomchai Audit Ltd.
31.1*	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	-	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

Certain instruments defining the rights of security holders have been excluded herefrom in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 4th day of April 2008.

FOAMEX INTERNATIONAL INC.

By:	/s/ John G. Johnson, Jr.
Name:	John G. Johnson, Jr.
Title:	President and Chief Executive Officer

By:	/s/ Robert M. Larney
Name:	Robert M. Larney
Title:	Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf by the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John G. Johnson, Jr.	Director, President and	April 4, 2008

John G. Johnson, Jr.	Chief Executive Officer

/s/ Robert B. Burke	Director	April 4, 2008

Robert B. Burke

/s/ Seth Charnow	Director	April 4, 2008

Seth Charnow

/s/ Eugene I. Davis	Non-Executive Chairman	April 4, 2008

Eugene I. Davis	of the Board

/s/ Thomas M. Hudgins	Director	April 4, 2008

Thomas M. Hudgins

/s/ Gregory E. Poling	Director	April 4, 2008

Gregory E. Poling

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Foamex International Inc.

Index to Consolidated Financial Statements	F-1

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 30, 2007 and December 31, 2006	F-3

Consolidated Statements of Operations for the years ended December 30, 2007,

December 31, 2006, and January 1, 2006	F-5

Consolidated Statements of Cash Flows for the years ended December 30, 2007,

December 31, 2006, and January 1, 2006	F-6

Consolidated Statements of Stockholders’ Deficiency for the years ended December 30, 2007,

December 31, 2006 and January 1, 2006	F-7

Notes to Consolidated Financial Statements	F-8

Financial Statements Required by Regulation S-X 2-10, 3-09

Foamex Asia Company Limited

Consolidated Financial Statements of Foamex Asia Company Limited and Subsidiaries

as of 31 August 2007 and 31 December 2006 and for the eight months and year

then ended, respectively, including Audit Report of Certified Public Accountant	F-43

Consolidated Financial Statements of Foamex Asia Company Limited and Subsidiaries

for the year ended 31 December 2005 (unaudited)	F-75

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Foamex International Inc.:

We have audited the consolidated financial statements of Foamex International Inc. and subsidiaries (the Company) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the index on page S-1. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foamex International Inc. and subsidiaries as of December 30, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 2, 6 and 12 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective January 2, 2006, Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),” effective December 31, 2006, and Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143,” effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Foamex International Inc.’s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 4, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, PA

April 4, 2008

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 30,	December 31,
	2007	2006

ASSETS	(thousands)
CURRENT ASSETS
Cash and cash equivalents	$ 5,182	$ 5,974
Accounts receivable, net of allowance for doubtful
accounts and discounts of $10,189 in 2007 and $13,083 in 2006	148,696	173,488
Inventories	94,157	117,625
Assets held for sale	5,036	—
Other current assets	11,514	23,537

Total current assets	264,585	320,624

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	5,056	6,293
Buildings and leasehold improvements	79,257	106,557
Machinery, equipment and furnishings	226,457	228,961
Construction in progress	4,908	3,597

Total	315,678	345,408

Less accumulated depreciation and amortization	(224,809)	(238,414)

Property, plant and equipment, net	90,869	106,994

GOODWILL	52,347	88,795

DEBT ISSUANCE COSTS, net of accumulated
amortization of $2,284 in 2007 and $13,399 in 2006	13,220	593

SOFTWARE COSTS, net of accumulated amortization of $15,762
in 2007 and $11,732 in 2006	3,949	7,859

INVESTMENTS IN AND ADVANCES TO AFFILIATES	―	21,657

OTHER ASSETS	5,580	18,056

TOTAL ASSETS	$430,550	$564,578

The accompanying notes are an integral part of the consolidated financial statements.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 30,	December 31,
	2007	2006

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	(thousands, except share data)
CURRENT LIABILITIES
Revolving credit borrowings	$ ―	$56,331
Current portion of long-term debt	6,189	86,233
Accounts payable	101,236	90,987
Accrued employee compensation and benefits	13,099	20,928
Accrued interest	9,780	3,686
Accrued restructuring	3,807	1,305
Accrued customer rebates	6,272	9,647
Cash overdrafts	729	10,892
Other accrued liabilities	15,264	16,628

Total current liabilities	156,376	296,637

LONG-TERM DEBT	527,904	160

ACCRUED EMPLOYEE BENEFITS	26,681	15,048

ACCRUED RESTRUCTURING	736	164

OTHER LIABILITIES	16,974	8,317

LIABILITIES SUBJECT TO COMPROMISE	―	640,645

Total liabilities	728,671	960,971

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred Stock, par value $.01 per share:
Authorized 7,000,000 shares, none issued
Series B Preferred Stock $1.00 per share in 2006	―	15
Common Stock, par value $.01 per share:
Authorized 193,000,000 shares
Issued 24,375,480 shares in 2007 and 7,162,054 shares in 2006
Outstanding 23,490,281 shares in 2007 and 6,276,855 shares in 2006	244	72
Additional paid-in capital	247,271	105,641
Accumulated deficit	(479,228)	(432,561)
Accumulated other comprehensive loss	(29,218)	(32,370)
Other:
Common Stock held in treasury, at cost:
885,199 shares in 2007 and 2006	(27,969)	(27,969)
Shareholder note receivable	(9,221)	(9,221)

Total stockholders’ deficiency	(298,121)	(396,393)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$430,550	$564,578

The accompanying notes are an integral part of the consolidated financial statements.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

	December 30,	December 31,	January 1,
	2007	2006	2006

	(thousands, except per share amounts)
NET SALES	$1,169,427	$1,286,936	$1,231,458
COST OF GOODS SOLD (including asset impairment charges of $1,494 in 2007, $1,629 in 2006, and $15,193 in 2005)	1,029,887	1,082,613	1,104,163

GROSS PROFIT	139,540	204,323	127,295
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	65,318	78,605	78,843
GAIN ON SALES OF ASSETS	386	639	29,946
RESTRUCTURING CHARGES	7,561	7,918	1,526
GOODWILL IMPAIRMENT CHARGES	36,900	—	35,466

INCOME FROM OPERATIONS	30,147	118,439	41,406
INTEREST AND DEBT ISSUANCE EXPENSE (contractual interest of $88,563 in 2006 and $86,230 in 2005)	(69,222)	(93,803)	(78,745)
INCOME FROM EQUITY INTEREST IN JOINT VENTURES	5,565	2,730	1,764
OTHER EXPENSE, NET	(77)	(398)	(1,717)
REORGANIZATION ITEMS, NET	(8,256)	(15,593)	(6,805)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(41,843)	11,375	(44,097)
PROVISION (BENEFIT) FOR INCOME TAXES	3,410	(553)	(2,272)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(45,253)	11,928	(41,825)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(1,414)	420	(10,920)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(46,667)	12,348	(52,745)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	―	—	(3,499)

NET INCOME (LOSS)	$ (46,667)	$ 12,348	$ (56,244)

INCOME (LOSS) PER SHARE - BASIC
INCOME (LOSS) FROM CONTINUING OPERATIONS	$ (2.08)	$ 1.29	$ (4.56)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(0.06)	0.05	(1.19)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(2.14)	1.34	(5.75)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	―	—	(0.38)

NET INCOME (LOSS)	$ (2.14)	$ 1.34	$ (6.13)

INCOME (LOSS) PER SHARE – DILUTED
INCOME (LOSS) FROM CONTINUING OPERATIONS	$ (2.08)	$ 1.24	$ (4.56)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(0.06)	0.04	(1.19)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE
	(2.14)	1.28	(5.75)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	―	—	(0.38)

NET INCOME (LOSS)	$ (2.14)	$ 1.28	$ (6.13)

The accompanying notes are an integral part of the consolidated financial statements.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

	December 30,	December 31,	January 1,
	2007	2006	2006

OPERATING ACTIVITIES	(thousands)
Net income (loss)	$(46,667)	$ 12,348	$ (56,244)
Adjustments to reconcile net income (loss) to net
cash provided by (used for) operating activities:
Cumulative effect of accounting change	―	―	3,499
Loss (income) from discontinued operations	1,414	(420)	10,920
Depreciation and amortization	21,274	18,214	19,231
Amortization of debt issuance costs, premiums
and discounts	4,573	6,194	6,733
Write off of deferred credits on swap transactions	―	―	(9,684)
Write off of debt issuance costs	―	―	10,465
Impairment charges	38,394	1,629	50,659
Gain on sales of assets	(386)	(639)	(29,946)
Provision for uncollectible accounts	1,680	524	6,204
Gain on sale of equity investment	(1,409)	―	―
Retirement benefits funding less (greater) than expense	(8,435)	(7,973)	1,093
Deferred income taxes	358	167	(1,595)
Other, net	18,362	13,382	4,916
Changes in operating assets and liabilities:
Accounts receivable	20,979	22,799	(31,065)
Inventories	17,300	(4,851)	(19,334)
Accounts payable	11,733	26,885	545
Accrued restructuring	3,073	440	(762)
Accrued interest	(80,697)	55,227	22,187
Other assets and liabilities	(5,970)	(20,236)	(9,593)

Net cash provided by (used for) operating activities before
discontinued operations and reorganization items	(4,424)	123,690	(21,771)
Cash provided by (used for) discontinued operations	1,683	(268)	3,778
Cash used for reorganization items	(13,388)	(18,518)	(4,929)

Net cash provided by (used for) operating activities	(16,129)	104,904	(22,922)

INVESTING ACTIVITIES
Capital expenditures	(13,486)	(10,573)	(5,195)
Proceeds from sales of assets	2,222	1,013	39,815
Proceeds from sale of businesses	27,777	―	―
Collection of advance to equity investee	4,200	―	―
Other investing activities	(140)	(2,550)	(2,616)

Net cash provided by (used for) investing activities	20,573	(12,110)	32,004

FINANCING ACTIVITIES
Proceeds from DIP revolving loans	―	―	174,328
Repayment of DIP revolving loans, net	(56,331)	(98,235)	(19,762)
Proceeds from (repayments of) revolving loans, net	7,902	―	(114,907)
Proceeds from term loans	600,000	―	―
Proceeds from DIP Term Loan	―	―	80,000
Repayments of long-term debt	(661,139)	(261)	(118,479)
Net proceeds from rights offering	143,072	―	―
Debt issuance costs	(17,200)	(120)	(6,337)
Debt prepayment premiums	(11,767)	—	—
Increase (decrease) in cash overdrafts	(10,163)	2,315	(1,860)
Other financing activities	390	2,063	2

Net cash used for financing activities	(5,236)	(94,238)	(7,015)

Net increase (decrease) in cash and cash equivalents	(792)	(1,444)	2,067
Cash and cash equivalents at beginning of year	5,974	7,418	5,351

Cash and cash equivalents at end of year	$ 5,182	$ 5,974	$ 7,418

The accompanying notes are an integral part of the consolidated financial statements.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Accumulated	Comprehensive
	Stock	Stock	Capital	Deficit	Loss	Other	Total

Balances at January 2, 2005	$15	$70	$102,563	$(388,665)	$(35,295)	$(37,001)	$(358,313)

Net loss				(56,244)			(56,244)
Minimum pension liability adjustment					(1,236)		(1,236)
Foreign currency translation adjustment					(123)		(123)

Comprehensive loss							(57,603)
Stock compensation		—	202				202

Balances at January 1, 2006	15	70	102,765	(444,909)	(36,654)	(37,001)	(415,714)

Net income				12,348			12,348
Minimum pension liability adjustment					9,738		9,738
Foreign currency translation adjustment					1,915		1,915

Comprehensive income							24,001
Adjustment to adopt SFAS No. 158					(7,369)		(7,369)
Stock options exercised		2	2,004			(189)	1,817
Stock compensation			872				872

Balances at December 31, 2006	15	72	105,641	(432,561)	(32,370)	(37,190)	(396,393)

Net loss				(46,667)			(46,667)
Pension liability adjustment					12,629		12,629
Foreign currency translation adjustment					734		734
Fair value adjustment on derivatives					(10,211)		(10,211)

Comprehensive loss							(43,515)
Proceeds of rights offerings	(15)	170	140,916				141,071
Stock options exercised			209				209
Stock compensation		2	505				507

Balance at December 30, 2007	$―	$244	$247,271	$(479,228)	$(29,218)	$(37,190)	$(298,121)

The accompanying notes are an integral part of the consolidated financial statements.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND BANKRUPTCY

Basis of Presentation

The accompanying consolidated financial statements of Foamex International Inc. (the “Company”) and subsidiaries as of December 31, 2006 and for the years ended December 30, 2007, December 31, 2006 and January 1, 2006 have been prepared in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). Accordingly, all prepetition liabilities have been segregated in the consolidated balance sheet at December 31, 2006 and classified as Liabilities Subject to Compromise. Liabilities not subject to compromise are separately classified. Expenses, realized gains and losses and provisions for losses resulting from the reorganization are reported separately as reorganization items, net, in the consolidated statements of operations for 2007, 2006 and 2005.

The consolidated financial statements as of and for the year ended December 31, 2006 do not include adjustments to reflect the effects of the plan of reorganization (the “Plan”), as defined below, on the recoverability and classification of recorded assets or the amounts and classification of liabilities that resulted from the consummation of the Plan. The Plan did not result in the Company adopting “Fresh Start Reporting” as defined in paragraph 36 of SOP 90-7.

Bankruptcy and Emergence

On September 19, 2005, the Company and certain of its domestic subsidiaries, including Foamex L.P., its primary operating subsidiary, (collectively referred to as the “Debtors”), filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Total assets of the Debtors at December 31, 2006 were approximately 98% of consolidated total assets, while net sales of the Debtors for the year ended December 31, 2006 were approximately 96% of consolidated net sales.

Each of the Debtors continued to operate its business and manage its property as a debtor-in-possession pursuant to the Bankruptcy Code. On October 17, 2005, the Bankruptcy Court granted final approval of a $240 million DIP revolving credit facility and the $80 million DIP term loan. A portion of the proceeds of the DIP revolving credit facility and all of the proceeds of the DIP term loan were used to repay Foamex L.P.’s prepetition revolving credit and term loan facilities.

On November 17, 2005, the Bankruptcy Court approved a motion authorizing a key executive retention program (the “KERP”), pertaining to 77 individuals. Distributions under the KERP were generally made on or around certain milestone dates during the chapter 11 cases and on and subsequent to the effective date of the plan of reorganization. Cash distributions pursuant to the KERP, aggregating $0.4 million, were paid in December 2005 and additional amounts aggregating $1.1 million were paid in February and March 2006. Additional cash payments aggregating $1.3 million were paid in February 2007 and August 2007.

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

On October 23, 2006, the Company filed a first amended disclosure statement and a first amended plan with the Bankruptcy Court, which amended and superseded in all respects the original disclosure statement and the Original Plan, respectively. On November 27, 2006, the Company filed a second amended disclosure statement and the Plan with the Bankruptcy Court, which amended and superseded in all respects the first amended disclosure statement and the first amended plan, respectively. On the same date, the Bankruptcy Court approved the second amended disclosure statement. On December 12, 2006, the Company filed a first supplement to the second amended disclosure

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

In addition, on January 4, 2007, the Company offered rights to existing stockholders to purchase 0.6265 shares of the Company’s common stock for each share of common stock held as of December 29, 2006 and holders of preferred stock as of the same date were offered rights to purchase 62.65 shares of common stock for each Series B preferred share held, in each case for $9.00 per share. The stockholders exercised rights to purchase approximately 15.7 million shares of common stock pursuant to the rights offering with gross proceeds aggregating approximately $141.4 million. In addition, five of the Company’s largest stockholders (the “Significant Stockholders”) purchased approximately 0.95 million shares of common stock pursuant to a call option for approximately $8.6 million increasing the gross proceeds from the issuance of additional common stock to $150.0 million and increasing the Significant Stockholders’ common stock ownership to approximately 57%. After consideration of a $9.5 million put option premium paid to and a $2.0 million call option premium paid by the Significant Stockholders, and other expenses of the rights offering, the net equity proceeds aggregated approximately $141.1 million.

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

The Company’s reporting period is a 52/53-week fiscal year ending on the Sunday closest to January 1. Fiscal years 2007, 2006 and 2005 included the 52 weeks ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Consolidation

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries where control exists. The equity method of accounting is used for investments in which the Company has significant influence. Generally this represents ownership of at least 20% and not more than 50%. The Company had a joint venture in Asia (Foamex Asia Co., Ltd.) in which it had an equity ownership of 70%. The Company did not exercise control of this joint venture due to the minority shareholders’ substantive participation rights and, therefore, the Company used the equity method of accounting. The Company sold its interest in Foamex Asia Co., Ltd. effective August 31, 2007. All significant intercompany accounts and transactions have been eliminated in consolidation.

Summarized financial information for Foamex Asia Co., Ltd. on a 100% basis is as follows:

	Eight Months
	Ended
	August 31,
Results of operations	2007	2006	2005

	(thousands)
Net sales	$42,380	$55,140	$47,617
Gross profit	$12,655	$15,784	$14,115
Income before income taxes	$ 3,304	$ 4,357	$ 2,840
Net income	$ 2,852	$ 3,899	$ 2,214

	August 31,	December 31,
Financial position	2007	2006

	(thousands)
Current assets	$34,835	$29,004
Noncurrent assets	13,035	13,051

Total assets	$47,870	$42,055

Current liabilities	$18,271	$13,975
Long-term liabilities	8,462	10,182

Total liabilities	26,733	24,157

Stockholders’ equity	21,137	17,898

Total liabilities and stockholders’ equity	$47,870	$42,055

Investment in and advances to Foamex Asia Co., Ltd.	$23,750	$21,657

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

equivalents and certain other financial instruments with various large financial institutions. The Company’s periodic evaluations of these financial institutions are considered in the Company’s investment strategy.

The Company sells products to the furniture and bedding, automotive, carpet and other industries. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowance accounts for potential credit losses and such losses have been within management’s expectations.

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

Accounts Receivable and Allowance for Uncollectible Accounts

An estimate of uncollectible accounts is maintained and is based on historical collection experience and specific customer collection issues. A significant change in the financial condition of one or more of the Company’s larger customers could have a material adverse impact on future financial results.

Fair Value of Financial Instruments

Carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term nature of these instruments.

The carrying amount and fair value of long-term debt at December 30, 2007 were $534.1 million and $478.5 million, respectively, and at December 31, 2006 were $643.7 million and $720.3 million, respectively, including debt subject to compromise and revolving credit borrowings. The fair value of debt is estimated using quoted market prices, where available, or discounted cash flows. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis and includes material, labor and overhead. The sale of inventory and the related accounts receivable are classified as an operating activity in the Company’s consolidated statement of cash flows.

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

the shorter of the terms of the respective leases or the estimated useful lives of the leasehold improvements. Depreciation expense for 2007, 2006 and 2005 was $17.4 million, $15.1 million and$17.1 million, respectively.

Maintenance and repairs are charged to expense as incurred. Renewals and major improvements are capitalized if they extend the life of the asset. When assets are retired or otherwise disposed of, the asset and related accumulated depreciation are removed from the accounts and any gain or loss is recognized in the results of operations.

Goodwill

In accordance with SFAS No. 142, goodwill was tested for impairment upon adoption of the standard and is tested annually thereafter and whenever events or circumstances indicate that an impairment may have occurred. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. At December 30, 2007, goodwill was $38.4 million for the foam products segment and $13.9 million for the technical products segment for a total of $52.3 million.

Debt Issuance Costs

Debt issuance costs consist of amounts incurred in obtaining long-term financing and are disclosed in the financing activities section of the consolidated statements of cash flows. These costs are being amortized over the term of the related debt using the effective interest method.

Software Costs

The Company expenses costs incurred in the preliminary project stage of developing or obtaining internal use software, such as research and feasibility studies, as well as costs incurred in the post-implementation/operational stage, such as maintenance and training. Capitalization of software development costs occurs only after management authorizes the project, the preliminary project stage is complete and it is probable the project will be completed and the software will be used for the function intended. Capitalized software costs aggregated $2.5 million and $1.4 million in 2006 and 2005, respectively. There were no software costs capitalized in 2007. The capitalized costs are amortized beginning in the period when the related software is placed in service on a straight-line basis over the estimated useful life of the software, which is generally five years or less.

Long-Lived Assets

Property and equipment held for use are grouped for impairment testing at the plant level, the lowest level for which there are identifiable cash flows. Impairment testing of the asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company assesses recoverability by comparing the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be generated by the assets. If an asset group is considered impaired, the impairment loss to be recognized would be measured as the amount by which the asset group’s carrying amount exceeds its fair value. Estimated future cash flows are based on historical results adjusted for estimated future market conditions and operating plans. To the extent that these estimates change, additional impairment losses could be recorded which could have a material adverse impact on future financial results.

Asset Retirement Obligations

The Company records asset retirement obligations at fair value at the time the liability is incurred. Accretion expense is recognized as an operating expense using the credit-adjusted risk-free interest rate in effect when the liability is recognized. The associated asset retirement obligations are capitalized as part of the carrying amount of the long-lived asset and depreciated over the estimated remaining useful life of the asset.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Environmental Remediation

Environmental expenditures that relate to current operations are expensed. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Amounts charged to operations were $0.7 million, $0.8 million and $0.9 million in 2007, 2006 and 2005, respectively.

Comprehensive Income (Loss)

Other comprehensive income or loss items are revenues, expenses, gains and losses that under U.S. generally accepted accounting principles are excluded from net income and reflected as a component of stockholders’ deficiency, including foreign currency translation, minimum pension liability adjustments and the effective portion of the cash flow hedge until recorded in earnings.

Foreign Currency Translation

The financial statements of foreign subsidiaries have been translated into U.S. dollars by using period-end exchange rates for the assets and liabilities and the average exchange rates for the statements of operations. Currency translation adjustments are included in accumulated other comprehensive loss. Transaction gains and losses are reflected in other expense, net in the consolidated statements of operations and included $0.2 million of losses in 2007, $0.3 million of losses in 2006 and $0.5 million of gains in 2005.

Research and Development

Research and development costs are expensed as incurred. Amounts charged to operations were $3.6 million, $3.2 million and $2.3 million in 2007, 2006 and 2005, respectively.

Self Insurance

The Company is partially self-insured for a number of risks including workers’ compensation, medical, automobile and general liability. Commercial insurance policies are carried for amounts in excess of the self-insured amounts. Amounts charged to operations for insurance premiums and self-insured losses were $20.7 million, $24.2 million and $28.7 million in 2007, 2006 and 2005, respectively.

Claims and Litigation

The Company evaluates claims for damages and records its estimate of liabilities when such liabilities are considered probable and an amount or range can reasonably be estimated. Expected legal costs such as outside counsel fees and expenses are included in the estimates of claim liabilities.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred income taxes are provided for temporary differences between the financial reporting basis and income tax basis of assets and liabilities and for net operating loss carryforwards using the income tax rates, under existing legislation, expected to be in effect at the date such temporary differences are expected to reverse. Deferred income tax assets are reduced by a valuation allowance when it is considered more likely than not that a portion or all of the deferred income tax assets will not be realized in a future period. The estimates utilized in the recognition of deferred income tax assets are subject to revision in future periods. Interest and penalties, if any, related to uncertain tax positions are recognized in income tax expense.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123(R), “Shared-Based Payment” (“SFAS No. 123(R)”) effective January 2, 2006. All share-based awards granted after the adoption date are recognized as compensation expense using fair value measurements prescribed in SFAS No. 123(R). For share-based awards granted prior to 2006, the Company elected the modified prospective transition application which required compensation expense associated with unvested and outstanding share-based grants to be recognized over the remaining service period.

Prior to 2006, the Company accounted for share-based employee compensation using the intrinsic value method and provided proforma information for stock option grants based on the fair value method using the Black-Scholes option pricing model.

Defined Benefit Post Retirement Plans

The Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”) in 2006, and accordingly, recognizes the overfunded and underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognizes changes in that funded status through comprehensive income. The requirement of SFAS No. 158 to measure the funded status as of the date of the year-end statement of financial position will be adopted as of December 28, 2008.

Derivatives

The Company utilizes derivative instruments designed to be cash flow hedges to mitigate fluctuations in interest rates applicable to its first lien term debt and second lien term debt. The derivative contracts include interest rate swaps and interest rate collars. The effective portion of cash flow hedges are reported in accumulated other comprehensive income (loss) until recorded in earnings during the same period in which the hedged item affects earnings. All derivatives are recorded on the balance sheet at fair value. For all hedging relationships, the Company formally documents the hedging relationship and its risk management objective and strategy, the hedged instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness.

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

New Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which addresses how companies should measure fair value when required for recognition or disclosure purposes under GAAP. The standard’s provisions will be applied to existing accounting

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

measurements and related disclosure that are based on fair value. SFAS No. 157 does not require any new fair value measurements. The standard applies a common definition of fair value to be used throughout GAAP, with emphasis on fair value as a “market-based” measurement versus an entity-specific measurement and establishes a hierarchy of fair value measurement methods. The disclosure requirements are expanded to include the extent to which companies use fair value measurements, the methods and assumptions used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The new standard’s provisions applicable to the Company will be applied prospectively beginning January 1, 2008. The FASB, on February 12, 2008, issued FASB Staff Position (“FSP”) FAS No. 157-2. This FSP permits a delay in the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. On February 14, 2008, the FASB issued FSP FAS 157-1 to exclude SFAS No. 13, “Accounting for Leases”, and its related interpretive accounting pronouncements from the scope of SFAS No. 157. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) addresses the recognition and measurement of identifiable assets acquired, liabilities assumed, and non-controlling interests in business combinations. SFAS No. 141(R) also requires disclosure that enables users of the financial statements to better evaluate the nature and financial effect of business combinations. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 14, 2008. SFAS No. 141(R) will be adopted by the Company on December 29, 2008.

In December 2007, the FASB issued Statement of Financial Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”), which changes the accounting and reporting for minority interests and for the deconsolidation of a subsidiary. It also clarifies that a third-party, non-controlling interest in a consolidated subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also requires disclosure that clearly identifies and distinguishes between the interests of the parent and the interest of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. SFAS No. 160 will be adopted by the Company on December 29, 2008. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

3.	CHANGES IN BUSINESS

On September 6, 2007, the Company completed the sale of its 70% equity interest in Foamex Asia Co., Ltd. to its joint venture partner for approximately $22.5 million, including collection of an advance to the investee of $4.2 million. The pretax gain on the sale of approximately $3.6 million has been included in income from equity interest in joint venture in the accompanying consolidated statement of operations for 2007.

During 2007, the Company consolidated the operations of its Eddystone, PA manufacturing facility and its Fort Wayne, IN manufacturing facility. The Company intends to sell the Eddystone, PA facility and has included the $5.0 million net book value of the assets as held for sale in the accompanying consolidated balance sheet at December 30, 2007.

On September 26, 2007, the Company completed the sale of its stand-alone carpet cushion facilities located in Fairless Hills, PA; Dallas, TX; and Orlando, FL for net proceeds of approximately $9.7 million. The three plants were components under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and continuing cash flows of the Company that are related to the three plants are limited to the discretionary sale of scrap foam to the buyer of the plants which aggregated $0.9 million in the period from the sale through December 30, 2007. The Company will not have any significant

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	CHANGES IN BUSINESS (continued)

continuing involvement in the operation of the three plants. Therefore, the operations and disposition of the three plants are reported as discontinued operations in the accompanying consolidated statement of operations, including a loss on the disposition of approximately $0.3 million. The Company’s debt agreements require that it repay debt with the proceeds of the sale. The Company has repaid approximately $9.7 million of first lien term debt with the sale proceeds and included interest expense in discontinued operations of $0.6 million, $1.2 million and $1.0 million in 2007, 2006 and 2005, respectively.

Results of operations for the three plants were:

	2007	2006	2005

	(thousands, except per share amounts)
Net sales	$33,098	$70,247	$51,516

Gross profit	$ 309	$ 3,013	$ 1,398

Net income (loss)	$ (1,414)	$ 420	$ (872)

Net income (loss) per diluted share	$ (0.06)	$ 0.04	$ (0.10)

In late 2005, the Company closed the three plants that comprised its consumer products group which were components under SFAS No. 144. The Company did not initially report the operations of the consumer products group as a discontinued operation in 2005 because it expected to have significant continuing cash flows from sales of consumer products, as defined in paragraph 42 of SFAS No. 144 and interpreted by EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.”

During the quarter ended July 2, 2006, the Company had lower sales than anticipated from consumer products due to the loss of certain customers. In addition, the Company decided to no longer pursue certain new consumer products customers. The Company reclassified its statement of operations for 2005 to reflect the consumer products group as discontinued operations. The activities of the consumer products group are not material in 2006 or 2007 as sales for each year were less than $1.0 million and results of operations were not significant.

Results for the consumer products group for 2005 were (thousands, except per share amounts):

2005

Net sales	$ 28,637
Gross profit	$ (8,049)
Net loss	$(10,048)
Net loss per diluted share	$ (1.09)

4.	LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS

On August 15, 2005, Foamex L.P. notified the trustee of its 13½% Senior Subordinated Notes that it would not remit a principal payment of $51.6 million and an interest payment of $3.5 million that were due on that date. Failure to remit the principal payment put Foamex L.P. in default under its 13½% Senior Subordinated Notes Indenture and caused Foamex L.P. to also be in default under its prepetition senior secured credit facility, secured term loan, 10¾% Senior Secured Notes and 9?% Senior Subordinated Notes. The holders of these other loans and notes would have been entitled to demand immediate payment absent a cure of the default. On August 14, 2005, the Company executed amendments to its senior secured credit facility and secured term loan that waived the default until September 30, 2005 caused by Foamex L.P.’s failure to remit the principal and interest payments to the 13½% Senior Subordinated Note holders. In connection with the Plan and as more fully discussed in Note 11, all of the debt was repaid, with applicable interest on February 12, 2007.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS (continued)

In addition to the Company’s prepetition debt which was in default, liabilities subject to compromise reflected the Debtors’ other liabilities incurred prior to the commencement of the bankruptcy proceedings. These amounts represented the Company’s estimate of known or potential prepetition claims to be resolved in connection with the bankruptcy proceedings. Certain claims remain subject to future adjustments, based on such things as(i) negotiations; (ii) actions taken by the Bankruptcy Court; (iii) further developments with respect to disputed claims; and (iv) other events. Payment terms for these claims have been established in connection with the Company’s confirmed plan of reorganization.

Liabilities subject to compromise at December 31, 2006 consisted of the following:

December 31,
2006

Debt:	(thousands)
10¾% Senior Secured Notes	$300,000
9⅞% Senior Subordinated Notes	148,500
13½% Senior Subordinated Notes	51,585
Other debt	850

Total debt	500,935
Employee benefit plans	36,190
Accounts payable	9,971
Accrued interest on debt subject to compromise	86,791
Accrued liabilities and other	6,758

$640,645

The Debtors have incurred certain professional fees and other expenses directly associated with the bankruptcy cases. Such costs are classified as reorganization items, net in the accompanying consolidated statements of operations and consist of the following:

	2007	2006	2005

	(thousands)
Debt issuance costs on debt subject to compromise	$ —	$ —	$(10,465)
Deferred credits on interest rate swap transactions	―	―	9,684
Professional fees associated with bankruptcy	(9,676)	(18,714)	(8,841)
Net gain on rejected leases and other contracts	1,420	3,102	2,854
Other, net	―	19	(37)

	$(8,256)	$(15,593)	$ (6,805)

5.	EARNINGS (LOSS) PER SHARE

The following table shows the amounts used in computing basic earnings (loss) per share.

	2007(a)(b)	2006(a)	2005(a)(b)

	(thousands, except per share amounts)
Income (loss) from continuing operations	$(45,253)	$11,928	$(41,825)
Income (loss) from discontinued operations	(1,414)	420	(10,920)

Income (loss) before cumulative effect of
accounting change	(46,667)	12,348	(52,745)
Cumulative effect of accounting change	―	―	(3,499)

Net income (loss)	$(46,667)	$12,348	$(56,244)

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	EARNING (LOSS) PER SHARE (continued)

	2007(a)(b)	2006(a)	2005(a)(b)

	(thousands, except per share amounts)
Weighted average common shares outstanding	21,788	9,211	9,181

Income (loss) from continuing operations per share	$ (2.08)	$ 1.29	$ (4.56)
Income (loss) from discontinued operations per share	(0.06)	0.05	(1.19)

Income (loss) before cumulative effect of accounting
change per share	(2.14)	1.34	(5.75)
Cumulative effect of accounting change per share	―	―	(0.38)

Net income (loss) per share	$ (2.14)	$ 1.34	$ (6.13)

The following table shows the amounts used in computing diluted earnings (loss) per share.

	2007(a)(b)	2006(a)	2005(a)(b)

	(thousands, except per share amounts)
Income (loss) from continuing operations	$(45,253)	$11,928	$(41,825)
Income (loss) from discontinued operations	(1,414)	420	(10,920)

Income (loss) before cumulative effect of
accounting change	(46,667)	12,348	(52,745)
Cumulative effect of accounting change	―	―	(3,499)

Net income (loss)	$(46,667)	$12,348	$(56,244)

Weighted average common shares outstanding	21,788	9,211	9,181

Incremental shares resulting from
Options to purchase common stock	―	56	―
Preferred stock convertible into common stock (d)	―	375	―

	21,788	9,642	9,181

Income (loss) from continuing operations per share	$ (2.08)	$ 1.24	$ (4.56)
Income (loss) from discontinued operations per share	(0.06)	0.04	(1.19)

Income (loss) before cumulative effect of accounting
change per share	(2.14)	1.28	(5.75)
Cumulative effect of accounting change per share	―	―	(0.38)

Net income (loss) per share	$ (2.14)	$ 1.28	$ (6.13)

Potential incremental shares (b):
Options to purchase common stock (c)	269	472	905
Preferred stock convertible into common stock (d)	43	―	375

(a)

Per share data has been adjusted for all periods presented pursuant to the rights offering under the Plan (see Note 1) and for the reverse stock split at a ratio of one-for-four which became effective on April 30, 2007.

(b)

The potential incremental shares in 2007 and 2005 were not included in the calculation of earnings per share because the Company had losses from continuing operations and these shares would be antidilutive.

(c)

For 2006, options to purchase 471,998 shares of common stock were not included in earnings per share calculations because the exercise prices of the options were greater than the average market prices and the impact would be antidilutive.

(d)	Series B Preferred Stock was convertible into 375,000 common shares.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	ASSET RETIREMENT OBLIGATONS

On January 1, 2006, the Company adopted the provisions of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN No. 47”). FIN No. 47 requires the recognition of a liability for the fair value of conditional asset retirement obligations if the fair value of the liability can be reasonably estimated.

The Company evaluated its conditional asset retirement obligations for its manufacturing facilities, primarily for chemical storage and delivery facilities and as a result at adoption recorded a $3.6 million noncurrent liability for conditional asset retirement obligations and a $0.1 million increase in the carrying value of the related assets, net of $1.0 million of accumulated depreciation. The noncurrent liability for conditional asset retirement obligations would have been $3.3 million at January 2, 2005. The cumulative effect that was recorded in the fourth quarter of 2005 upon the adoption of FIN No. 47 resulted in a charge of $3.5 million.

The following table presents proforma net loss and loss per share for 2005 as if the provisions of FIN No. 47 had been applied at the beginning of 2005 (thousands, except per share amounts):

2005

Net loss as reported	$(56,244)
Add: Cumulative effect of change in accounting principle	3,499
Deduct: Accretion and depreciation	(520)

Proforma net loss	$(53,265)

Basic and diluted loss per share:
As reported	$ (6.13)
Proforma	$ (5.80)

A reconciliation of the carrying amount of the Company’s asset retirement obligations for the years ended December 30, 2007 and December 31, 2006 is as follows:

	2007	2006

	(thousands)
Balance beginning of year	$3,351	$3,630
Liabilities incurred	—	103
Liabilities settled	(360)	(634)
Accretion expense	320	252
Revisions	2,015	―

Balance end of year	$5,326	$3,351

Revisions consist principally of changes in the estimated amount and timing of the settlement of asset retirement obligations. In accordance with SFAS No. 143, such revisions to the carrying amount of the liability for an asset retirement obligation are recorded by also adjusting the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset which is depreciated over the remaining useful life.

7.	RESTRUCTURING CHARGES

2007

Restructuring charges of $7.6 million are primarily severance benefits for approximately 300 executive, corporate, and plant employees, and lease costs and dismantlement expenses for closing and combining of facilities.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	RESTRUCTURING CHARGES (continued)

2006

Restructuring charges relating to the closure of two manufacturing facilities, including a foam pouring facility, located in Toronto, Canada aggregated $6.4 million. The provision includes severance required for a workforce of approximately 177 employees. Restructuring charges also include $0.8 million of plant closing costs and severance for 78 employees at the Company’s foam pouring facility in Orlando, FL where foam production ceased in the second quarter. The remaining restructuring charges of $0.7 million relate to several facilities including those that produced consumer products.

2005

During 2005, the Company recorded restructuring charges of $1.5 million, which were primarily related to the closing of three facilities that produced consumer products, including the elimination of 132 positions, and elimination of 14 sales, administrative and operating positions in the carpet cushion business.

The following table sets forth the components of the Company’s restructuring charges for the three years ended December 30, 2007:

		Plant Closure	Personnel
	Total	and Leases	Reductions

2005	(millions)
Balance at January 2, 2005	$7.4	$6.7	$0.7
Restructuring charges	1.5	0.7	0.8
Cash spending	(2.0)	(1.3)	(0.7)
Rejected leases and agreements	(5.9)	(5.5)	(0.4)

Balance at January 1, 2006	1.0	0.6	0.4

2006
Restructuring charges	7.9	3.4	4.5
Cash spending	(7.4)	(3.2)	(4.2)

Balance at December 31, 2006	1.5	0.8	0.7

2007
Restructuring charges	7.6	1.6	6.0
Cash spending	(4.6)	(1.4)	(3.2)

Balance at December 30, 2007	$4.5	$1.0	$3.5

8.	IMPAIRMENTS

The Company performs an annual impairment test required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) on the first day of the fiscal fourth quarter. The test is a two-step process, with the first step involving an estimate of enterprise fair value and the second step involving a more detailed appraisal of individual assets. The fair value estimate uses a discounted cash flow method. SFAS No. 142 also requires that impairment tests of goodwill be updated during the year if circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit no longer exceeds its carrying value for financial statement purposes. During the third quarter of 2007, the Company performed an interim impairment test of the goodwill associated with its Foam Products segment as the result of an issue with a significant customer. The test determined that no impairment had occurred at that time. On the first day of the fiscal fourth quarter of 2007, the Company performed its annual impairment test and determined that no impairment had occurred at that time.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	IMPAIRMENTS (continued)

At the end of 2007, the Company updated its long-term forecast to address the impact of deteriorating business conditions, including continuing reductions in volume in its Foam Products operating segment. As part of this exercise, the Company conducted an additional step one goodwill impairment test of its reporting units. The Technical Products reporting unit passed the step one impairment test. However, the Foam Products reporting unit failed the step one test, reflecting industry conditions. On a preliminary basis, the Company estimates that $36.9 million of its Foam Products goodwill is now impaired and recorded a charge for this amount in the fourth quarter of 2007. The Company is in the process of obtaining formal third party appraisals to assist in the determination of the final amount of the goodwill impairment which will be recorded when the appraisals are completed.

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

Also during 2005, the Company determined that $15.2 million of pre-tax impairment charges were required for equipment at certain production facilities. The impairment evaluation was also triggered by the facts and circumstances discussed above concerning the goodwill impairment. The impairment loss was determined using fair value estimates and appraisals for similar assets and is included in cost of goods sold in the consolidated statement of operations. The Company recorded asset impairment charges of $1.5 million in 2007 and $1.6 million in 2006.

9.	GAIN ON SALE OF BUSINESSES

On April 29, 2005, the Company sold its rubber and felt carpet cushion businesses consisting principally of property, plant and equipment located at Gape Girardeau, MO and Newton, NC, inventories, and related goodwill to Leggett & Platt, Incorporated for net cash proceeds of $38.7 million. The property, plant and equipment, inventories and related goodwill had carrying values of $3.2 million, $2.8 million and $2.5 million, respectively. The pretax gain of $29.7 million has been reflected on the accompanying consolidated statement of operations for the year ended January 1, 2006. The rubber and felt carpet cushion businesses provided approximately $41.3 million and $4.5 million of net sales and gross profit, respectively, in the year ended January 2, 2005.

10.	INVENTORIES

The components of inventory are listed below.

	December 30,	December 31,
	2007	2006

	(thousands)
Raw materials and supplies	$58,947	$ 81,191
Work-in-process	23,491	22,890
Finished goods	11,719	13,544

Total	$94,157	$117,625

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT

The components of revolving credit borrowings and long-term debt are listed below.

	December 30,	December 31,
	2007	2006

	(thousands)
DIP Revolving Credit Facility (1)	$ —	$56,331

New senior secured credit facilities (1)
Revolving Credit Facility	$ 7,902	$ —
First Lien Term Loan	345,000	—
Second Lien Term Loan	175,000	—
DIP Term Loan (1)	—	80,000
Industrial Revenue Bond (2)	6,000	6,000
Other	191	393

	534,093	86,393
Less current portion	6,189	86,233

Long-term debt	$527,904	$ 160

(1)	Subsidiary debt of Foamex L.P., guaranteed by the Company, FMXI, LLC and Foamex Canada.
(2)	Subsidiary debt of Foamex L.P.

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

Foamex L.P. is subject to a leverage ratio covenant, as defined, under both term loan facilities and an interest coverage ratio covenant, as defined, under the first lien term loan facility as well as an annual capital expenditure maximum under the first lien term loan and the revolving credit facilities. In addition, both term loan facilities and the revolving credit facility contain subjective acceleration clauses in the event of an undefined material adverse change in the ability of Foamex L.P. to perform its obligations under the facilities. If a material adverse change did occur, the lenders could exercise various options they have under the credit agreements, the most severe of which would be to demand immediate payment of all amounts outstanding under the facilities. Foamex L.P. was in compliance with the leverage ratio, interest coverage ratio, and the annual capital expenditure maximum as of December 30, 2007.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT (continued)

Foamex L.P. was in compliance with its debt covenants as of December 30, 2007, and expects that it will be in compliance with its covenants as of the March 30, 2008 test period after consideration of the Equity Cure, as defined below. The loan agreements governing the first and second lien term loans permit the Company to cure violations of the leverage ratio and the consolidated interest coverage ratio covenants through sales of stock to certain holders of its common stock who meet specified criteria, the proceeds of which when contributed to Foamex L.P. will be deemed to be an addition to Consolidated EBITDA, as defined, for purposes of the ratio calculations. The sales can be made in no more than two of any four consecutive quarters and are limited to the lesser of (i) $20.0 million and (ii) the amount required to cure such violations for each quarter. On February 13, 2008, the Company received firm, legally enforceable commitments from eligible holders of its common stock to make up to $20.0 million of additional investments to be used to cure potential violations of the leverage ratio and consolidated interest coverage ratio covenants (the "Equity Cure"). Foamex L.P. expects it will need to use a substantial portion of the Equity Cure commitment for its March 30, 2008 test period.

The Company has developed a plan to deleverage Foamex L.P.'s balance sheet. The Company intends to raise equity capital to reduce Foamex L.P.'s debt balances through the combination of a Rights Offering and a Second Lien Offering that it announced on March 12, 2008, as well as equity commitments that it obtained on April 1, 2008. Under the Rights Offering, the Company would issue rights to purchase additional shares of common stock to its existing stockholders at a price of $0.65 per share. Under the Second Lien Offering, the Company would permit Foamex L.P.'s Second Lien term loan lenders to acquire common stock at the same price as in the Rights Offering using their Second Lien term loans at par value. Any cash received after fees and expenses would be used to repay First Lien term loans while Second Lien term loans received in the Second Lien Offering would be cancelled. Based on current forecasts and debt levels, and after consideration of the deleveraging plan, Foamex L.P. believes it is likely to remain in compliance with its covenants for each of the remaining quarterly test periods in 2008.

On March 27, 2008, Foamex L.P. received the amendments and consents to the First Lien Term Credit Agreement and the Second Lien Term Credit Agreement that will enable the Company to proceed with the Second Lien Offering. In connection with the receipt of the amendments and consents, Foamex L.P. has incurred fees and expenses aggregating approximately $5.0 million. In addition, (i) the applicable margin for Eurodollar or Base Rate first lien term loans will increase by 1.00% annually and (ii) the first lien term loans will be repaid (a) with an amount equal to the cash proceeds of the Equity Cure, (b) with $15.0 million of certain Net Cash Proceeds, as defined, of applicable Asset Sales, as defined, and (c) with the net cash proceeds from any Rights Offering in conjunction with the initial Second Lien Offering and any such transaction would be required to generate at least $15.0 million of net cash proceeds.

On April 1, 2008, certain significant equityholders and the Company entered into an equity commitment agreement that includes put option agreements that require each significant equityholder to purchase a certain number of shares of common stock. The committed significant equityholders have a $100.0 million obligation that they may satisfy by participating in either the Rights Offering or the Second Lien Offering. The significant equityholders will receive a put option premium of approximately $8.6 million, less any fees received for the Equity Cure commitment, payable in shares of common stock at the Rights Offering price.

If the Rights Offering and the Second Lien Offering are not consummated, under the terms of the equity commitment agreement, the Company retains the right, under the terms of a put option agreement, to require the committed significant equityholders to purchase $100.0 million of common stock for cash or through the exchange of Second Lien term loans, which when combined with up to $20.0 million of additional investment from the Equity Cure will provide the Company with sufficient funding to repay debt and enable Foamex L.P. to remain in compliance with the leverage ratio and consolidated interest coverage ratio covenants and continue as a going concern. However, the terms of the equity commitment agreement prevent the Company from exercising the put option, if the Company does not reasonably expect, at the time of exercise, that the $100.0 million purchase of the Company’s common stock by the committed significant equityholders, when combined with the additional investment of $20.0 million from the Equity Cure, would be sufficient to comply with the leverage ratio covenant Foamex L.P. must attain in the quarter that the put option is exercised.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT (continued)

The Company's ability to maintain compliance with its debt covenants depends on management's ability to raise additional equity funds in the transactions discussed above. The Company intends to use such funds to reduce outstanding debt balances. Should Foamex L.P. fail to comply with the leverage ratio or the consolidated interest coverage ratio covenants at a future measurement date, Foamex L.P. would be in default under the new senior secured credit facilities and the lenders under those facilities could exercise various options that they have under the loan agreements, the most severe of which would be to demand immediate payment of all amounts outstanding under the new senior secured credit facilities.

On April 12, 2007, October 11, 2007, and December 28, 2007, Foamex L.P. prepaid $25.0 million, approximately $9.7 million, and approximately $45.3 million, respectively, of principal on the first lien term loan, a portion of which was applied to the scheduled quarterly principal repayments through March 2011 and pro rata to all remaining principal repayments. As a result of the prepayments, the quarterly principal repayments will be approximately $0.9 million commencing June 2011. And, the prepayments exceeded the required annual excess cash flow repayment for 2007.

On February 27, 2007, Foamex L.P. entered into interest rate swap and “no cost” collar contracts which took effect on March 12, 2007. The interest rate swap contracts have a life of five years plus 35 days with a notional amount of $300.0 million at inception reducing annually on April 15 beginning in 2008, to $250 million, $200 million, $100 million, and $75 million, respectively, in which Foamex L.P. will receive interest at a variable rate equal to three-month LIBOR and pay interest at a fixed rate of 4.93%. The two collar contracts have a life of five years plus 35 days with a notional amount of $175 million at inception reducing to $125 million on April 15, 2011. The collar contracts limit the variability of the interest rate risk on three-month LIBOR with a cap of 5.50% and a floor of 4.35%. Foamex L.P. has determined the interest rate swaps (from inception) and the collars (as of April 15, 2007) to be effective hedges under the guidance of Statement of Financial Accounting Standard No. 133, “Accounting for Derivatives and Hedging Activities.” As a result of these transactions, Foamex L.P. has fixed the rate on 58% of the amount borrowed under the term loans at December 30, 2007 with another 34% subject to the collar. The remaining 8% will continue to have variable rates. As of December 30, 2007, Foamex L.P. recorded mark to market adjustment on these derivatives aggregating approximately $10.2 million included in other liabilities and as accumulated other comprehensive loss in the accompanying consolidated balance sheet.

On January 14, 2008, the Company determined that it was appropriate to discontinue hedge accounting for the applicable collar that has a notional amount of $87.5 million as the cash flows being hedged were no longer deemed to be probable. Any subsequent mark to market adjustments on this collar will be reflected in the consolidated statement of operations rather than as an adjustment to other comprehensive income.

At December 30, 2007, Foamex L.P. had $64.3 million of available borrowings under the revolving credit facility and $27.9 million of letters of credit outstanding. Weighted average interest rates, without consideration of derivatives, at December 30, 2007 were 7.00%, 7.46% and 9.99% under the revolving credit facility, the first lien term loan, and the second lien term loan, respectively.

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

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT (continued)

acceleration clause and a lock box arrangement that required all lock box receipts be used to repay revolving credit borrowings. Borrowings under the DIP Revolving Credit Facility were classified as current in the accompanying consolidated balance sheet at December 31, 2006. All amounts due under the DIP Revolving Credit Facility were paid upon the Company’s emergence from bankruptcy on February 12, 2007.

DIP Term Loan

On September 22, 2005, Foamex L.P. entered into a Debtor-in-Possession Credit Agreement (the “DIP Term Loan”) with a group of lenders to provide an $80.0 million term loan. Proceeds from the DIP Term Loan were used to repay outstanding principal under a prior term loan. Borrowings under the DIP Term Loan, as amended, bore interest at a rate that was either (i) 3.375% plus the greater of the Base Rate, as defined, or 6.50% or (ii) at 5.375% plus the greater of the LIBOR rate or 3.00%. At December 31, 2006, the weighted average interest rate was 10.73%. Borrowings under the DIP Term Loan were collateralized by the same collateral as the DIP Revolving Credit Facility. An intercreditor agreement governed the distribution of collateral among the lenders under the DIP Revolving Credit Facility and the DIP Term Loan. The DIP Term Loan could be repaid prior to maturity by paying a prepayment premium initially set at 8% and declining ratably over a 48-month period. The DIP Term Loan was classified as current in the accompanying consolidated balance sheet at December 31, 2006. All amounts due under the DIP Term Loan, including a prepayment premium of approximately $4.3 million, were paid upon the Company’s emergence from bankruptcy on February 12, 2007.

Industrial Revenue Bond (“IRB”)

IRB debt includes a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At December 30, 2007 and December 31, 2006, the interest rates on the bond were 3.94% and 3.96%, respectively. The maximum interest rate for the IRB is 15.0% per annum. If Foamex L.P. exercises its option to convert the bond to a fixed interest rate structure, the IRB is redeemable at the option of the bondholders. In addition, at any time prior to conversion to a fixed interest rate structure, bondholders upon notice to the bond trustee and the remarketing agent may place the bonds for sale. If the remarketing agent is not successful in reselling the bonds before settlement is due on bonds placed for sale, the bond trustee may draw on a letter of credit issued under the Revolving Credit Facility to repay the bondholders for the bonds placed for sale until the bonds can be resold by the remarketing agent. Pursuant to this arrangement, the IRB is classified as current in the accompanying consolidated balance sheets at December 30, 2007 and December 31, 2006. The obligation is collateralized by certain assets, which have an approximate net carrying value of $4.2 million at December 30, 2007 and by a letter of credit in the amount of $6.3 million.

Maturities

Scheduled maturities of revolving credit borrowings and long-term debt as of December 30, 2007 are shown below (thousands):

2008	$ 189
2009	2
2010	—
2011	2,695
2012	10,597
Thereafter	520,610

Total	$534,093

The following debt issues were classified as liabilities subject to compromise in the consolidated balance sheet as of December 31, 2006:

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT (continued)

10¾% Senior Secured Notes

The 10¾% Senior Secured Notes were issued by Foamex L.P. and Foamex Capital Corporation (the “Issuers”) on March 25, 2002 and were due on April 1, 2009. The notes were guaranteed on a senior basis by all of Foamex L.P.’s domestic subsidiaries. The notes were secured on a second-priority basis (subject to permitted liens) by substantially the same collateral that secured the obligations under the DIP Revolving Credit Facility and the DIP Term Loan. The notes ranked effectively junior to all senior indebtedness that was secured by first priority liens and senior in right of payment to all subordinated indebtedness. Interest was payable April 1 and October 1. The Issuers did not remit the interest payments due October 3, 2005, April 3, 2006 and October 2, 2006, but continued to accrue interest at the default rate of 11.75% pursuant to the Bankruptcy Court order approving the borrowing under the DIP Revolving Credit Facility and the DIP Term Loan. The Bankruptcy Court approved, and the Company made monthly payments of interest at the 10.75% rate effective with interest earned beginning June 1, 2006. The notes could have been redeemed at the option of the Issuers, in whole or in part, at any time on or after April 1, 2006. The initial redemption was at 105.375% of their principal amount, plus accrued and unpaid interest, if any, thereon to the date of redemption and declining annually to 100.0% on or after April 1, 2008. All amounts due under the 10¾% Senior Secured Notes, including accrued interest and a prepayment premium of $7.5 million, were paid upon the Company’s emergence from bankruptcy on February 12, 2007.

9?% Senior Subordinated Notes

The 9 7/8% Senior Subordinated Notes (the “Notes”) were issued by Foamex L.P. and Foamex Capital Corporation (the “Issuers”) and were due on June 15, 2007. In the year ended December 31, 2006, the Issuers accrued interest of $22.1 million on the Notes for the period from the bankruptcy filing date through December 31, 2006 at the contractually required default rate in accordance with SOP 90-7. The notes represented uncollateralized general obligations of the Issuers and were subordinated to all Senior Debt, as defined in the Indenture, and were pari passu in right of payment to the 13½% Senior Subordinated Notes (described below). All amounts due under the Notes including accrued interest were paid upon the Company’s emergence from bankruptcy on February 12, 2007.

13½% Senior Subordinated Notes

The 13½% Senior Subordinated Notes were issued by Foamex L.P. and Foamex Capital Corporation (the “Issuers”) and matured on August 15, 2005. The principal due of $51.6 million plus accrued and unpaid interest of $3.5 million were not paid resulting in the Issuers being in default under the 13½% Senior Subordinated Notes. In the year ended December 31, 2006, the Issuers accrued interest on the 13½% Senior Subordinated Notes of $11.0 million for the period from the bankruptcy filing through December 31, 2006 at the contractually required default rate pursuant to an order of the Bankruptcy Court in accordance with SOP 90-7. The notes represented uncollateralized general obligations of the Issuers and were subordinated to all Senior Debt, as defined in the Indenture and were pari passu in right of payment to the 9?% Senior Subordinated Notes (described above). All principal and accrued interest under the 13½% Senior Subordinated Notes were paid upon the Company’s emergence from bankruptcy on February 12, 2007.

12.	RETIREE BENEFIT PLANS

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

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	RETIREE BENEFIT PLANS (continued)

On October 29, 2007, the Board of Directors of Foamex International approved amendments to the Foamex L.P. Pension Plan and to the supplemental executive retirement plan (“SERP”). The principal amendments, commonly referred to as a freeze, included the elimination of benefit accruals for current participants after December 31, 2007 and specified that there will be no new participants after December 31, 2007.

The Company adopted the recognition and disclosure requirements of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”) as of December 31, 2006. Transition recognition provisions include the adjustment of amounts recognized in the consolidated balance sheets, as of December 31, 2006, prior to the application of SFAS No. 158, so that gains or losses, prior service costs or credits, and the transition assets or obligations that have not yet been included in net periodic benefit cost are recognized as a component of the ending balance of accumulated other comprehensive income, net of tax. The SFAS No. 158 requirement to measure the funded status as of the date of the year-end statement of financial position will be adopted at the end of 2008.

During 2006, a manufacturing plant in Toronto, Ontario, Canada was closed. Workers at the plant participated in salaried and hourly defined benefit pension plans. In connection with this plant closing, Foamex Canada is obligated to fully fund the pension plans under the regulations of the Financial Services Commission of Ontario (the “FSCO”). Funding will be accomplished through a combination of lump sum payments and the purchase of annuities as prescribed under FSCO regulations, and must be completed within a period of up to five years.

The SERP was provided to a limited number of executives and reflects a pension benefit for the difference between the executives’ compensation and the IRS imposed limit for qualified defined benefit plans. The SERP is a non-qualified plan and is not funded.

The measurement date to determine pension assets and obligations is the calendar year end.

Change in projected benefit obligations, plan assets and funded status follows:

	Pension Benefits

	2007	2006

Change in Benefit Obligations	(thousands)
Benefit obligations at beginning of year	$155,094	$152,454
Service cost	4,182	5,208
Interest cost	8,489	8,204
Benefits paid	(7,807)	(6,944)
Curtailments (freeze)	(5,708)	—
Bankruptcy impact	(1,732)	—
Actuarial gain	(7,788)	(3,786)
Foreign currency exchange rate changes	2,099	(42)

Benefit obligation at end of year	$146,829	$155,094

Change in Plan Assets
Fair value of plan assets at beginning of year	$119,874	$ 96,918
Actual return on plan assets	8,001	15,225
Employer contribution	11,890	15,941
Benefits paid	(7,807)	(6,944)
Plan administrative expenses	(938)	(1,207)
Foreign currency exchange rate changes	1,875	(59)

Fair value of plan assets at end of year	$132,895	$119,874

Funded Status at Year End	$(13,934)	$(35,220)

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	RETIREE BENEFIT PLANS (continued)

Amounts Recognized in the Consolidated Balance	2007	2006

Sheets	(thousands)
Noncurrent assets	$ —	$ —
Noncurrent liabilities	(13,934)	(35,220)

Net amounts recognized	$(13,934)	$(35,220)

Amounts Recognized in Accumulated Other	2007	2006

Comprehensive Income	(thousands)
Net transition asset	$ (65)	$ (140)
Prior service cost	(171)	370
Net loss	37,799	49,619

Net amounts recognized	$ 37,563	$ 49,849

The accumulated benefit obligation and projected benefit obligation at December 31, 2007 are both $146.8 million due to the freeze and the closure of the Canadian facility. All defined benefit plan obligations were in excess of plan assets at December 31, 2007. Information for defined benefit plans with an accumulated benefit obligation in excess of plan assets at December 31, 2006 is listed below.

December 31,
2006

(thousands)
Projected benefit obligation	$155,094
Accumulated benefit obligation	$148,223
Fair value of plan assets	$119,874

Components of Net Periodic Benefit Plan Cost and Other Amounts Recognized in Other Comprehensive Income.

	Pension Benefits

	2007	2006	2005

	(thousands)
Service cost	$ 4,182	$5,208	$5,478
Interest cost	8,489	8,204	7,810
Expected return on plan assets	(10,244)	(8,552)	(7,836)
Amortization of transition assets	(75)	(75)	(75)
Amortization of prior service benefit	(88)	(102)	(101)
Amortization of net loss	2,190	3,285	3,137
Curtailment losses (freeze)	350	—	—
Bankruptcy adjustment	(1,349)	—	—

Net periodic benefit plan cost	$ 3,455	$7,968	$8,413

The net loss at year-end 2007 that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2008 is estimated at $1.5 million. The decline in the expected amortization component includes the impact of the freeze. The estimated amortization of the net transition asset and prior service cost components included in accumulated other comprehensive loss are not estimated to be significant in 2008.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	RETIREE BENEFIT PLANS (continued)

Weighted-Average Assumptions Used	Pension Benefits
to Determine Benefit Obligations	2007	2006

Discount rate –U.S. plan (a)	6.25%	5.75%
Discount rate – Canadian plans (b)	4.71%-4.75%	4.5%-4.75%
Rate of compensation increase (c)	N.A.	3.5%-5.0%

Weighted-Average Assumptions Used	Pension Benefits
to Determine Annual Net Benefit Cost	2007	2006

Discount rate – U.S. plan (a)	5.75%	5.50%
Discount rate – Canadian plans (a)	4.5%-4.75%	5.25%
Expected long-term return on plan assets – U.S. plan (d)	8.50%	8.50%
Expected long-term return on plan assets – Canadian plans (e)	5.50%	8.50%
Rate of compensation increase	3.5%-5.0%	3.5%-5.0%

(a)	Discount rates for each retiree benefit plan are established by matching the projected benefit payouts of the specific plan to the yield curve of an index of high quality corporate bonds.

(b)	The discount rates selected represented the weighted average of annuity purchase rates and lump sum purchase rates applicable under FSCO regulations discussed above.

(c)	Not applicable for 2007 because the plan has been frozen at December 31, 2007.

(d)	The determination of the expected long-term rate of return is a combination of historical returns and future return assumptions based on the Company’s pension plan asset strategy as discussed below.

(e)	The expected long-term return on plan assets was reduced to reflect an increase in fixed-income investments.

Investment Strategy, Asset Allocation, Risk Management and Funding

U.S. pension plan assets are primarily comprised of equity and debt securities, including both U.S. and foreign securities. Our U.S. pension plan asset allocation at year-end 2007 and 2006, and target allocation for 2008 are listed below.

		Percentage of U.S. Plan Assets

	2008 Target	December 31,	December 31,
Asset Category	Allocation	2007	2006

Equity securities	50-68%	59%	59%
Debt securities	34-38%	37%	36%
Other	3-7%	4%	5%

Total		100%	100%

The Benefits Committee of the Company has a formal Investment Policy Statement that was established to guide the third party investment manager in asset allocations, control procedures, performance monitoring and review for the U.S. defined benefit plan. The investment strategy is to maintain a well-diversified portfolio designed to achieve a long-term rate of return of 8.5%. As with any investment portfolio of this nature, there are no assurances that the portfolio’s performance will match the goal. Asset allocation target ranges for equity, debt and other investments are evaluated yearly utilizing the expertise of the third party investment manager.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	RETIREE BENEFIT PLANS (continued)

The majority of the U.S. Plan assets are invested in equity securities. Given that equity securities have historically provided higher comparable returns to debt and other asset classes, equity securities carry a higher risk premium. The risk of loss in the U.S. Plan’s equity portfolio is somewhat mitigated by investing in a broad range of equity types, including a blend of large and small capitalization companies and international companies.

Canadian Plan Assets

Pension plan assets in Canada totaled $12.3 million, or 9.2% of pension assets, at year-end 2007 and $9.5 million, or 7.9% of pension assets, at year-end 2006, respectively. At year-end 2007, Canadian pension plan assets are primarily invested in Canadian fixed income securities. At year-end 2006, Canadian pension plan assets were primarily invested in Canadian equity securities with the balance in foreign equities.

Cash Flows

Contributions

The Company expects to contribute approximately $7.4 million to its pension plans in 2008.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid (thousands):

Pension Benefits
2008	$ 7,550
2009	$ 7,976
2010	$ 8,317
2011	$ 8,718
2012 (a)	$24,066
Years 2013-2017	$52,544

(a)	2012 includes the estimated cost to settle pension benefits for Canadian plan participants as required under FSCO regulations.

Retiree Medical and Life Insurance Benefits

The Company provides postretirement health care and life insurance for eligible employees, limited primarily to one manufacturing facility in the United States. During 2007, the manufacturing facility was closed and future service benefits will not be incurred. These plans are unfunded and benefits are paid as the claims are submitted. The benefits are only provided until the participant becomes eligible for Medicare. Consequently, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 did not impact the obligations or expense of the Company. The Company retains the right, subject to existing agreements, to modify or eliminate these benefits. The obligation for these benefits at December 30, 2007 was approximately $0.9 million and periodic benefit cost is approximately $0.1 million.

Defined Contribution Plan

The Company maintains a defined contribution plan, which is qualified under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) and is available for eligible employees who elect to participate. Under the terms of the 401(k) Plan, the Company partially matches certain employee contributions. Expense for these contributions was $0.6 million, $0.6 million, and $0.8 million in 2007, 2006, and 2005, respectively.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	ACCOUNTING FOR STOCK BASED COMPENSATION

Compensation and Proforma Information

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). Effective for fiscal 2006, the Company adopted SFAS No. 123(R) which required that all share-based awards granted after the adoption date be recognized as compensation expense using fair value measurements prescribed in SFAS No. 123(R). Regarding share-based awards granted prior to the adoption date, the Company elected the modified prospective transition application which requires compensation expense associated with unvested and outstanding share-based grants (see Stock Option Plans below) to be recognized over their remaining service period.

Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based employee compensation plans using the intrinsic value method and provided proforma information based on the fair value method of stock options granted using the Black-Scholes option pricing model. The following table includes the 2005 proforma information.

2005

(thousands, except per share data)
Net loss as reported	$(56,244)
Add: Stock-based employee compensation
expense included in reported net loss	23
Deduct: Stock-based employee compensation
expense determined under fair value based method	(1,749)

Proforma net loss	$(57,970)

Basic loss per share
As reported	$ (6.13)
Proforma	$ (6.31)

Diluted loss per share
As reported	$ (6.13)
Proforma	$ (6.31)

There were no tax benefits due to the valuation allowance on U.S. deferred tax assets as discussed in Note 14.

The Foamex International Inc. 2007 Management Incentive Plan became effective on February 12, 2007 (the “MIP”). The MIP provides for the issuance of stock incentive awards, including options and stock appreciation rights, for up to 2,325,000 shares of common stock.

The Foamex International Inc. 2002 Stock Award Plan, as amended (the “2002 Stock Award Plan”) provides for the issuance of nonqualified and incentive stock options for common stock of the Company. Eligibility extends to employees, directors and consultants of the Company, including its subsidiaries and affiliates. At the Annual Meeting of Stockholders on May 25, 2004, stockholders approved an increase in the number of shares reserved for issuance under the 2002 Stock Award Plan by 625,000 shares. As of December 30, 2007, 1,150,000 shares of the Company’s common stock are reserved for issuance under the 2002 Stock Award Plan.

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

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	ACCOUNTING FOR STOCK BASED COMPENSATION (continued)

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

Stock-Based Compensation

Stock-based compensation expense was $0.3 million and $0.9 million in 2007 and 2006, respectively.

Stock Options

During 2007, the Company granted stock options for 229,231 shares under the MIP. Terms of the stock options included four-year pro-rata vesting and a 10-year term. There were no option grants in 2006. Options granted in 2005 included 192,500 options with a three-year vesting period and a six-year term and 17,500 options with a five-year vesting period and a ten-year term.

The fair value of each option was estimated on the grant date using the Black-Scholes option-pricing model. Based on the assumptions listed below, the weighted average fair value of options granted with an option price equal to fair market value was $7.08 per option in 2007 and $1.21 per option in 2005. The weighted average fair value of options granted in 2005 with an option price less than fair market value was $0.99 per option. After the adoption of SFAS 123(R) on January 2, 2006, expense is recognized on a straight-line basis over the expected service period.

	2007	2005

Expected life in years	4.59	3.0
Risk-free interest rate	4.84%	3.68%
Volatility	106.27%	106.02%
Dividend yield	0.00%	0.00%

The assumption for expected life of the options was based on the Company’s experience both in terms in the type of awards and employee groups. The risk-free interest rate was based on the weighted average U.S. Treasury strip rates over the contractual term of the stock options. For 2007, volatility was based on the long-term historical measurement that was considered appropriate to adjust for the volatility impact during the bankruptcy period. For 2005, a historical measurement matching the expected life of the option was used.

The following table includes the activity for 2007.

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(thousands)

Outstanding at beginning of period	332,449	$19.45
Granted at option prices equal to fair market value	229,231	9.67
Exercised	(25,374)	8.22
Forfeited/expired	(116,759)	19.77

Outstanding at end of period	419,547	14.69	6.0 years	$—
Exercisable at end of period	196,991	20.61	2.5 years	$—
Options vested and expected to vest	362,814	15.51	5.5 years	$—

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	ACCOUNTING FOR STOCK BASED COMPENSATION (continued)

For 2007 and 2006, the aggregate intrinsic value from option exercises was $0.1 million and $1.0 million, respectively. Cash proceeds from options exercised were $0.2 million in 2007 and $1.8 million in 2006. Comparable amounts for 2005 exercises were not significant. Proceeds in the form of shares of the Company’s common stock aggregated $0.2 million in 2006. The tax benefit related to option exercises was less than $0.1 million in 2007 and $0.4 million in 2006. Comparable amounts for 2005 exercises were not significant. Common stock issued for stock options exercised were from authorized and unissued shares.

Total unrecognized compensation cost related to unvested stock option awards was $1.0 million at December 30, 2007 and is expected to be recognized over a weighted-average period of 3.6 years.

As provided in a severance agreement during 2007, the Company accelerated vesting for 8,333 options and extended the exercise period for up to one year beyond the exercise period provided for at issuance. As provided in a severance agreement during 2005, the Company extended the exercise period for 15,834 options up to 180 days beyond the exercise period provided for at issuance. The Company recognized a deminimis amount of compensation expense in connection with these modifications.

Performance Stock Awards

During 2007, the Company issued performance stock awards under the MIP. Terms of the performance stock awards included annual vesting over the 3-year period from 2007 to 2009. Annual vesting is dependent on the attainment of annual earnings levels specified in the MIP.

The fair value of the performance stock awards is based on the grant-date stock price and related compensation expense is based on the number of shares that are probable of being earned during the respective year.

The following table includes performance stock award activity for 2007.

		Weighted Average
		Grant Date
Performance Stock Awards	Shares	Fair Value

Outstanding at beginning of year, unvested	—
Granted	101,967	$9.41
Vested	—
Cancelled	(14,195)	$10.20

Outstanding at end of year, unvested (a)	87,772	$9.28

(a)	Subsequent to December 30, 2007, it was determined that the 2007 performance goal was not met and 28,567 shares were cancelled according to the terms of the MIP.

At December 30, 2007, there was $0.4 million of unrecognized compensation that may be recognized over the 2008-2009 period based on the attainment of the performance levels discussed above.

Deferred Stock Awards

During 2007, the Company issued deferred common stock awards under the MIP. Terms of the deferred stock awards included 4-year pro-rata vesting from 2007 to 2010.

The fair value of the deferred stock awards is the grant-date stock price and related compensation expense is recognized over the requisite service period.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	ACCOUNTING FOR STOCK BASED COMPENSATION (continued)

The following table includes deferred stock award activity for 2007.

		Weighted Average
		Grant Date
Deferred Stock Awards	Shares	Fair Value

Outstanding at beginning of year, unvested	—
Granted	37,850	$10.20
Vested	—
Cancelled	—

Outstanding at end of year, unvested	37,850	$10.20

At December 30, 2007, there was $0.3 million of unrecognized compensation that may be recognized over the 2008-2010 period assuming completion of the service requirements.

14.	INCOME TAXES

The sources of income (loss) from continuing operations before income taxes and the cumulative effect of an accounting change are shown below.

	2007	2006	2005

	(thousands)
United States	$(46,613)	$16,142	$(32,785)
Foreign	4,770	(4,767)	(11,312)

Income (loss) from continuing operations
before income taxes	$(41,843)	$11,375	$(44,097)

A reconciliation of the statutory federal income tax provision (benefit) to income tax provision (benefit) is shown below.

	2007	2006	2005

	(thousands)
Statutory income tax provision (benefit)	$(14,645)	$ 3,981	$(15,434)
State income taxes, net of federal benefit	(497)	1,118	(44)
Increase (decrease) in valuation allowance	1,722	(7,766)	(732)
Nondeductible goodwill impairment	7,215	—	12,500
Nondeductible bankruptcy costs	3,006	3,373	3,094
Foreign tax reserves no longer required	—	(1,135)	(2,083)
Tax law and rate changes	967	—	—
Divestiture of equity investment	5,741	—	—
Foreign tax rate differential	(173)	(31)	285
Other, net	74	(93)	142

Provision (benefit) for income taxes	$3,410	$ (553)	$ (2,272)

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	INCOME TAXES (continued)

The provision (benefit) for income taxes is summarized as follows:

	2007	2006	2005

Current	(thousands)
Federal	$ 50	$ 363	$ —
State	121	38	—
Foreign	3,053	(1,784)	(1,698)

Total current	3,224	(1,383)	(1,698)

Deferred
Federal	(2,678)	8,737	(231)
State	(618)	1,118	(185)
Foreign	1,760	(1,259)	(2,968)

Total deferred	(1,536)	8,596	(3,384)

Change in valuation allowance	1,722	(7,766)	2,810

Provision (benefit) for income taxes	$3,410	$ (553)	$(2,272)

The tax effect of the temporary differences that give rise to deferred income tax assets and liabilities are listed below.

	December 30,	December 31,
	2007	2006

Deferred income tax assets	(thousands)
Inventory basis differences	$1,510	$ 1,671
Employee benefit accruals	12,077	20,127
Allowances and other liabilities	8,829	7,095
Restructuring and plant closing accruals	1,794	263
Property plant and equipment basis difference	2,709	1,696
Intangibles	2,534	—
AMT credit carryforward	884	835
Net operating loss carryforwards	109,402	114,226
Capital loss carryforwards	394	394
Other	3,762	620
Valuation allowance for deferred income tax assets	(141,807)	(144,190)

Deferred income tax assets	2,088	2,737

Deferred income tax liabilities
Intangibles	—	(929)
Other	(2,805)	(2,565)

Deferred income tax liabilities	(2,805)	(3,494)

Net deferred income tax liabilities	$ (717)	$ (757)

Certain 2006 amounts in the above table were revised from the prior year to correct for certain errors. The corrections had no effect on 2006 net income and related principally to reclassifications within allowances and other liabilities, intangibles and property, plant and equipment with an offset to valuation allowance.

The Company has maintained a valuation allowance of $136.6 million for its United States deferred tax assets. The Company has determined that it was not likely that it would be able to generate sufficient amounts of future United States taxable income to utilize its net operating loss carryforwards and realize other deferred tax assets.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	INCOME TAXES (continued)

The Company has United States net operating loss carryforwards (“NOLs”) of approximately $288.7 million at December 30, 2007 expiring from 2011 to 2025. Approximately $95.1 million of the NOLs expire in the years 2011 and 2012 with the remainder principally expiring in the 2018-2025 period.

The Company has determined that it had an ownership change as defined in IRC Section 382 on the Effective Date of the Plan. The ownership change will cause an annual limitation on the usage of NOLs to be applicable to the period after the Effective Date of the Plan. For the portion of the tax year prior to this ownership change, the June 2001 ownership change and annual NOL limitation of $21.0 million would be applicable on a pro-rata basis. Although the amount of the limitation has not been finally determined, the Company does not expect the amount of the new annual limitation on the use of NOLs to have a significant near term impact on its cash flows or financial position.

At December 30, 2007, the Company had $1.9 million of net operating loss carryforwards in a Mexican subsidiary that expire in 2008 through 2016 and $5.0 million of net operating loss carryforwards in a Canadian subsidiary that expire in 2017. A valuation allowance has been recorded due to uncertainty regarding utilization of these net operating loss carryforwards.

At December 30, 2007, deferred income taxes have not been provided on undistributed earnings of foreign subsidiaries since such earnings are deemed to be permanently reinvested. To the extent such earnings would be repatriated, the Company expects any incremental tax to be substantially offset by available U.S. NOLs.

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

15.	STOCKHOLDERS’ DEFICIENCY

Preferred Stock

At December 30, 2007, the Company had 7.0 million shares of preferred stock, par value of $0.01 per share, authorized for issuance. In 2000, 15,000 shares of Series B Preferred Stock were issued in exchange for 375,000 shares of common stock. Series B Preferred Stock was non-voting, non-redeemable and convertible into 25 shares of the Company’s common stock. The conversion feature was only available if the conversion would not trigger a “change of control” event. The Series B Preferred Stock was noncumulative and would be entitled to dividends only if a dividend was declared on the Company’s common stock. The 15,000 shares of Series B preferred stock were converted into 375,000 shares of common stock at the Effective Date of the Plan. The Company’s stockholder rights plan, which provided for the potential issuance of Series A Preferred Stock, was cancelled as of February 12, 2007 and no Series A Preferred Stock will be issued.

Common Stock

On April 30, 2007, a reverse stock split at a ratio of one-for-four became effective and all outstanding share amounts, earning per share, and share prices have been retroactively restated. The reverse stock split did not impact authorized shares.

At December 30, 2007 the Company had 193.0 million shares of common stock, par value $.01 per share, authorized and there were 23.5 million shares outstanding and 2.9 million shares of common stock reserved for potential issuance in connection with stock option plans, discussed in Note 13. The Company issued 17.1 million

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	STOCKHOLDERS’ DEFICIENCY (continued)

shares on February 12, 2007 in connection with its rights offering and the conversion of Series B Preferred Stock. There have been no cash dividends paid by the Company on its common stock during the past three fiscal years. The payment of any future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition, restrictions in financing agreements, business conditions and other factors. The Company is a holding company whose assets consist primarily of its wholly-owned subsidiary, Foamex L.P. Consequently, the Company’s ability to pay dividends is dependent upon the earnings of Foamex L.P. and any future subsidiaries of the Company and the distribution of those earnings to the Company and loans or advances by Foamex L.P. and any such future subsidiaries to the Company. The ability of Foamex L.P. to make distributions is restricted by the terms of its financing agreements. Due to such restrictions, the Company is expected to have only limited access to the cash flow generated by Foamex L.P. for the foreseeable future.

Treasury Stock

The Board of Directors has authorized the purchase of up to 750,000 shares of the Company’s common stock; however, the Company’s debt agreements limit its ability to purchase its common stock. As of December 30, 2007, 497,250 shares had been purchased under this program. All purchases of treasury stock were prior to 1998. During 2006, the Company received 12,949 shares of common stock in payment for an employee stock option exercise.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are listed below.

	December 30,	December 31,	January 1,
	2007	2006	2006

	(thousands)
Foreign currency translation adjustment	$ 1,307	$ 573	$ (1,342)
Minimum pension liability (a) (b)	(20,314)	(32,943)	(35,312)
Fair value adjustment on derivatives	(10,211)	—	—

	$(29,218)	$(32,370)	$(36,654)

(a)	Net of income tax benefit of $17.0 million, $16.9 million, and $16.8 million at December 30, 2007, December 31, 2006, and January 1, 2006, respectively.

(b)	The December 31, 2006 balance includes an increase in accumulated other comprehensive loss of $7.4 million to adopt SFAS No. 158.

16.	BUSINESS SEGMENTS

The reportable business segments reflect the Company’s management organization that is structured based on distinct product lines and customers.

The performance of each operating segment is measured based upon income from operations, excluding impairment, restructuring and other charges. The Company does not allocate impairment, restructuring and other charges to operating segments because many of the Company’s facilities produce products for multiple segments.

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

The “other” column in the table below represents corporate expenses not allocated to other business segments, restructuring charges, impairment charges, and gains on sales of assets. As of January 2, 2006, responsibility for operations in Mexico City was assumed by Automotive Products. Data in the table below for the Automotive Products and Other Segments for 2005 have been adjusted for comparative purposes. In addition, all years have been adjusted to remove the applicable discontinued operations (see Note 3). Asset and capital expenditure information by business segment is not reported because many of the Company’s facilities produce products for multiple business segments.

The accounting policies of the business segments are the same as described in Note 2. Business segment results include revenues and costs that are specifically identifiable and costs shared by business segments have been allocated based on utilization.

Sales to one customer, which are included in Automotive Products, accounted for approximately 18.5%, 9.8%, and 11.4% of net sales in 2007, 2006, and 2005, respectively. No other customer accounted for more than 10.0% of net sales during the periods presented.

Business segment results are presented below.

		Carpet
	Foam	Cushion	Automotive	Technical
	Products	Products	Products	Products	Other	Total

2007	(thousands)
Net sales	$439,448	$ 84,074	$516,375	$129,265	$ 265	$1,169,427
Income (loss) from operations	$ 48,620	$ 3,741	$ 32,887	$ 28,374	$(83,475)	$ 30,147
Depreciation and amortization	$ 7,314	$ 675	$ 3,439	$ 4,645	$ 5,201	$ 21,274

2006
Net sales	$577,458	$136,068	$429,695	$143,448	$ 267	$1,286,936
Income (loss) from operations	$114,266	$ 6,159	$ 25,554	$ 38,548	$(66,088)	$ 118,439
Depreciation and amortization	$ 6,206	$ 685	$ 3,855	$ 2,520	$ 4,948	$ 18,214

2005
Net sales	$584,870	$126,752	$393,144	$127,712	$ (1,020)	$1,231,458
Income (loss) from operations	$ 67,564	$ 1,688	$ 17,451	$ 32,749	$(78,046)	$ 41,406
Depreciation and amortization	$ 7,115	$ 1,605	$ 4,272	$ 2,318	$ 3,921	$ 19,231

Geographic information is presented below.

	United
	States	Canada	Mexico*	China	Consolidated

2007	(thousands)
Net sales	$ 818,339	$13,184	$335,984	$1,920	$1,169,427
Property, plant and equipment, net	$ 76,043	$ 650	$ 13,893	$ 283	$ 90,869

2006
Net sales	$1,033,529	$34,405	$219,002	$ —	$1,286,936
Property, plant and equipment, net	$ 92,177	$ 683	$ 14,033	$ 101	$ 106,994

2005
Net sales	$ 963,615	$62,976	$204,867	$ —	$1,231,458
Property, plant and equipment, net	$ 97,815	$ 1,594	$ 13,824	$ —	$ 113,233

*	Includes four plants along the U.S. border whose operations are included in Automotive Products in the business segment results.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2007	2006	2005

	(thousands)
Cash paid for interest, including prepayment premiums aggregating $11.8 million in 2007	$145,346	$33,623	$50,829
Cash paid for income taxes, net	$ 3,287	$ 1,139	$ 505
Non cash – capital leases	$ —	$ 52	$ 665
Non cash – conversion of preferred stock series B to common stock	$ —	$ —	$ —

18.	RELATED PARTY TRANSACTIONS AND BALANCES

Trace Promissory Notes

On July 1, 1997, Trace International Holdings, Inc. (“Trace”), which was formerly a major stockholder of the Company, borrowed $5.0 million pursuant to a promissory note with an aggregate principal amount of $5.0 million issued to Foamex L.P. on June 12, 1997. The promissory note was due and payable on demand or, if no demand was made, on July 7, 2001, and bears interest at 2 3/8% plus three-month LIBOR, as defined, per annum payable quarterly in arrears commencing October 1, 1997. On June 12, 1997, another promissory note issued to Foamex L.P. by Trace in July 1996 was amended. The amended promissory note is an extension of a promissory note of Trace that was due in July 1997. The aggregate principal amount of the amended promissory note was increased to approximately $4.8 million and the maturity of the promissory note was extended. The principal was reduced by approximately $0.6 million relating to a portion of the proceeds from the sale of a corporate aircraft in 1999. The promissory note was due and payable on demand or, if no demand was made, on July 7, 2001, and bears interest at 2 3/8% plus three-month LIBOR, as defined, per annum payable quarterly in arrears.

The Trace notes are included in the other component of stockholders’ deficiency. Based on Trace’s bankruptcy filing and financial condition, it is not probable that Trace will be able to pay the aggregate amount of $9.2 million. Upon conclusion of the Trace bankruptcy proceedings, the Company will charge the uncollected portion of the Trace notes to accumulated deficit. The Company has not recorded any interest income on these notes since the Trace bankruptcy.

Trace Accounts Receivable

At December 30, 2007 and December 31, 2006, operating accounts receivable from Trace were approximately $3.2 million. These accounts receivable were fully reserved prior to 2002.

Other

Effective June 7, 2006, the Company’s President, Chief Executive Officer, and member of the Board of Directors, resigned his positions by mutual agreement with the Company’s Board of Directors. As part of the Severance Plan approved by the Bankruptcy Court, the Company offered the executive approximately $0.9 million in severance-related payments. The Company is currently defending litigation with respect to this separation, in which damages of approximately $2.5 million are being sought according to a proof of claim filed with the Bankruptcy Court during the chapter 11 cases.

The Company, Recticel s.a. (“Recticel”), a European polyurethane foam manufacturer, and Beamech Group Limited, an unaffiliated third party, have an interest in a Swiss corporation that develops new manufacturing technology for the production of polyurethane foam including the VPFSM manufacturing process. The Company purchases scrap foam from Recticel for use in its carpet cushion manufacturing business. Purchases aggregated $1.7 million, $5.2 million, and $1.1 million in 2007, 2006, and 2005, respectively. Recticel and affiliates of Recticel are former shareholders of the Company.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company is obligated under various lease agreements for rental of facilities, vehicles and other equipment. Many of the leases contain renewal options with varying terms and escalation clauses that provide for increased rentals based upon increases in the Consumer Price Index, real estate taxes and lessors’ operating expenses. Total minimum rental commitments required under operating leases at December 30, 2007 are (thousands):

2008	$11,869
2009	10,050
2010	8,472
2011	6,772
2012	5,089
Balance	9,409

Total	$51,661

Rental expense charged to operations under operating leases approximated $14.1 million, $14.8 million, and $18.3 million in 2007, 2006, and 2005, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.

Contractual Commitments

The Company has entered into contracts for information technology services and certain raw materials that have minimum purchase commitments estimated at $26.6 million in 2008, $36.4 million in 2009, $36.5 million in 2010 and $3.3 million in 2011.

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

In July 2001, Foamex L.P. purchased certain assets, but did not assume any liabilities, related to the manufacture and sale of a variety of polyurethane foam products from a group of sellers, including General Foam Corporation (“GFC”). PMC, Inc. (“PMC”), the parent of GFC, served as guarantor under the asset purchase agreement memorializing the sale. The guarantee, for the benefit of Foamex L.P., covered the performance of all terms, conditions, covenants and indemnities required to be performed by the sellers (including GFC) under the agreement. The indemnities and the related guarantee are subject to various indemnity caps including a $2.5 million limitation for the litigation discussed below.

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

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	COMMITMENTS AND CONTINGENCIES (continued)

The Litigation is in its early stages. The Company believes that there are multiple defenses to (i) the claims against GFC, and (ii) the successor claim against Foamex L.P. The Company intends to continue vigorously defending Foamex L.P. in the Litigation. The Company also believes that, if GFC is held liable for monetary damages in the Litigation, GFC is unable to satisfy that obligation and Foamex L.P. is found to have liability as a successor to GFC, there is likely to be adequate insurance available to Foamex L.P. to cover such liability. However, there can be no assurance that the defenses available to GFC or to Foamex L.P. as an alleged successor will prevail. In addition, if GFC is held liable for monetary damages in the Litigation, there can be no assurance that GFC, or PMC under the guarantee, will be able to satisfy that obligation or any potential obligation to Foamex L.P. under the $2.5 million indemnity cap, which is the subject of a separate dispute with PMC, as discussed below.

Foamex L.P. incurred fees and costs in defense of the Litigation and neither GFC nor PMC honored the Company’s demand for reimbursement of those fees and costs, as was agreed to under the asset purchase agreement. Therefore, in November 2005, the Company filed an adversary proceeding against PMC alleging, among other claims, that PMC breached its obligations under the asset purchase agreement by failing to reimburse Foamex L.P. for the fees and costs related to the defense of the Litigation (the “PMC Litigation”).

On October 4, 2006, the parties to the PMC Litigation agreed to a settlement of the PMC Litigation. The settlement resolved the PMC Litigation in its entirety and resulted in the recovery of the vast majority of the fees and costs expended defending the Litigation and up to an aggregate of $2.5 million in total fees and costs, but did not settle any disputes as to any PMC obligations under the indemnity for the underlying liability, which is subject to the same $2.5 million indemnity cap. The settlement was approved by the Bankruptcy Court on October 19, 2006.

As of December 30, 2007, the Company had accrued approximately $1.7 million for litigation and other legal matters in addition to the environmental matters discussed below.

Environmental and Health and Safety

The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of December 30, 2007, the Company had accruals of approximately $1.4 million for environmental matters, including approximately $1.2 million related to remediating and monitoring soil and groundwater contamination and approximately $0.2 million related to three sites where it has been designated as a PRP. Additional losses, if any, in excess of amounts currently accrued, cannot be reasonably estimated at this time. If there are additional matters or if our current estimates are incorrect, there could be a material adverse effect on the Company’s financial position, results of operations and cash flows.

The Company has reported to the appropriate state authorities that it had found soil and/or groundwater contamination in excess of state standards at certain locations. Following the emergence from bankruptcy, six sites are currently in various stages of investigation or remediation. Accordingly, the extent of contamination and the ultimate liability is not known with certainty for all sites.

The Company has either upgraded or closed all underground storage tanks at its facilities in accordance with applicable regulations.

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and comparable state laws impose liability without fault for the costs of cleaning up contaminated sites on certain classes of persons that contributed to the release of hazardous substances into the environment at those sites, for example, by generating wastes containing hazardous substances which were disposed at such sites. The Company is currently designated as a PRP with respect to three sites. Estimates of total cleanup costs and fractional allocations of liability are often provided by the EPA, the state environmental agency or the committee of PRPs with respect to the specified site.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	COMMITMENTS AND CONTINGENCIES (continued)

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

20.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	First		Second		Third	Fourth
	Quarter		Quarter		Quarter	Quarter

	(thousands, except per share amounts)
2007
Net sales	$306,194		$308,496		$290,819	$263,918
Gross profit	$ 39,749		$ 37,396		$ 34,107	$ 28,288
Income (loss) from continuing operations before income taxes	$(15,005)		$ 7,170		$ 3,557	$ (37,565)
Income (loss) from discontinued operations	$ (1,801)		$ 505		$ (118)	$ —
Net income (loss)	$(17,596)	(a)	$ 7,098		$ (593)	$(35,576)	(b)

Net income (loss) per share (c)
Basic	$ (1.04)		$ 0.30		$ 0.03	$ (1.51)
Diluted	$ (1.04)		$ 0.30		$ 0.03	$ (1.51)

2006
Net sales	$350,306		$326,242		$313,633	$296,755
Gross profit	$ 61,103		$ 46,645		$ 53,357	$ 43,218	(e)
Income (loss) from continuing operations before income taxes	$ 17,321		$(13,592)	(d)	$ 5,422	$ 2,224
Income (loss) from discontinued operations	$ (521)		$ 17		$ 2,583	$ (1,659)
Net income (loss)	$ 17,050		$(13,246)		$ 7,395	$ 1,149

Net income (loss) per share (c)
Basic	$ 1.86		$ (1.44)		$ 0.80	$ 0.12
Diluted	$ 1.78		$ (1.44)		$ 0.77	$ 0.12

(a)	Includes $11.8 million of prepayment premiums on debt repaid on the Effective Date of the Plan.
(b)	Includes a goodwill impairment charge of $36.9 million and a credit of $2.8 million to adjust actuarially determined self-insurance reserves.
(c)

Per share data has been adjusted for all periods presented pursuant to the rights offering under the Plan and the reverse stock split at a ratio of one-for-four which became effective on April 30, 2007.

(d)

Includes an accrual of $12.8 million of interest on subordinated debt applicable to the period from September 19, 2005 through April 2, 2006 as the Company concluded during the quarter that such interest would be an allowed claim in its bankruptcy case.

(e)	Includes a charge of $4.6 million to adjust the carrying value of scrap inventory to net realizable value.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

In preparing the Company’s consolidated statement of operations for the year ended December 30, 2007, the Company’s management determined that it should have adjusted its provision for income taxes in eachof the first three quarters of 2007. The adjustment reduced reported earnings by $0.6 million, $0.5 million and $0.7 million, and are reflected below.

Additionally, the Company's management determined that its consolidated statements of cash flows should be adjusted to reclassify $11.8 million of debt prepayment premiums from operating activities to financing activities.

The Company believes that none of the adjustments discussed above have a material impact on its results of operations or cash flows for the interim periods of 2007.

Foamex Asia Company Limited and its Subsidiaries

Consolidated balance sheets

As at 31 August 2007 and 31 December 2006

Assets	Note	2007	2006
		(in Baht)
Current assets
Cash and deposits at financial institutions	5	282,951,698	216,025,550
Investment in fixed deposits		14,189,491	13,266,203
Trade and other accounts receivable	6	444,304,826	430,923,920
Inventories	7	418,514,348	341,426,785
Advance and loans to director	4, 9	8,438,054	347,488
Other current assets	8	30,672,981	41,860,088

Total current assets		1,199,071,398	1,043,850,034

Non-current assets
Loans to directors	4, 9	21,083,862	30,318,863
Property and equipment	10	362,125,814	380,987,995
Intangible assets	11	16,446,980	19,646,728
Other non-current assets	12	11,698,542	16,260,941

Total non-current assets		411,355,198	447,214,527

Total assets		1,610,426,596	1,491,064,561

The accompanying notes are an integral part of these financial statements.

Foamex Asia Company Limited and its Subsidiaries

Consolidated balance sheets, continued

As at 31 August 2007 and 31 December 2006

Liabilities and shareholders' equity	Note	2007	2006
		(in Baht)
Current liabilities
Bank overdrafts and short-term loans from
financial institutions	13	211,865,603	215,108,441
Trade and other accounts payable	4, 14	247,256,674	175,256,937
Payable for equipment		1,086,450	605,497
Short-term loan from director	4	15,000,000	15,000,000
Advances from related parties	4	13,185,080	13,526,705
Current portion of long-term loans from
financial institutions		—	37,500,000
Current portion of long-term loans from related party	4	195,905,676	—
Current portion of liabilities under finance
lease and hire-purchase agreements		791,130	818,369
Income tax payable		13,368,011	17,143,577
Other current liabilities	15	114,142,384	106,675,630

Total current liabilities		812,601,008	581,635,156

Non-current liabilities
Long-term loans from related parties	4	83,959,575	281,823,090
Liabilities under finance lease and hire-purchase agreements		67,967	600,337

Total non-current liabilities		84,027,542	282,423,427

Total liabilities		896,628,550	864,058,583

Shareholders' equity
Share capital	16
Authorized share capital		105,000,000	105,000,000

Issued and paid-up share capital		105,000,000	105,000,000
Reserves	17
Share premium		18,990,504	18,990,504
Currency translation changes		(42,052,897)	(25,970,496)
Retained earnings
Appropriated
Legal reserve	17	10,500,000	10,500,000
Unappropriated		621,360,439	518,485,970

Total shareholders' equity		713,798,046	627,005,978

Total liabilities and shareholders' equity		1,610,426,596	1,491,064,561

The accompanying notes are an integral part of these financial statements.

Foamex Asia Company Limited and its Subsidiaries

Consolidated statements of income

For the period from 1 January 2007 to 31 August 2007

and for the year ended 31 December 2006

		2007	2006
	Note	(in Baht)
Revenues
Revenue from sale of goods		1,459,841,110	2,083,283,581
Net foreign exchange gain		9,398,476	15,513,170
Other income	18	15,217,791	17,674,181

Total revenues		1,484,457,377	2,116,470,932

Expenses
Cost of sales of goods		1,033,484,115	1,482,808,592
Selling and administrative expenses	4, 19	301,369,870	431,749,793

Total expenses		1,334,853,985	1,914,558,385

Profit before interest and income tax expenses		149,603,392	201,912,547
Interest expense	4, 21	23,241,461	39,020,162
Income tax expense		23,487,462	23,905,849

Net profit		102,874,469	138,986,536

Basic earnings per share	22	9.80	13.24

The accompanying notes are an integral part of these financial statements.

Foamex Asia Company Limited and its Subsidiaries

Consolidated statements of cash flows

For the period from 1 January 2007 to 31 August 2007

and for the year ended 31 December 2006

	2007	2006
	(in Baht)
Cash flows from operating activities
Net profit	102,874,469	138,986,535
Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation and amortization	44,315,684	66,777,979
Interest income	(5,467,276)	(8,844,915)
Interest expense	23,241,461	39,020,162
Allowance (reversal of allowance) for doubtful accounts	(4,226,746)	2,014,385
Unrealized gain on foreign exchange	(22,745,293)	(67,974,249)
Allowance for impairment of property and equipment	—	1,648,249
Allowance for decline in value and obsolescence of inventories	2,661,822	4,658,819
Gain on disposal of property and equipment	(145,061)	(1,368,280)
Income tax expense	23,487,462	23,905,849

	163,996,522	198,824,534
Changes in operating assets and liabilities
Trade and other accounts receivable	(8,164,701)	(24,929,499)
Inventories	(79,749,384)	(3,491,177)
Advances to related parties	351,112	(82,299)
Other current assets	11,177,413	7,890,004
Other non-current assets	4,759,549	(690,557)
Trade and other accounts payable	71,367,748	(55,389,636)
Advances from related parties	(819,695)	7,437,607
Other current liabilities	7,730,276	(1,045,263)
Income tax paid	(27,263,027)	(34,328,469)

Net cash provided by operating activities	143,385,813	94,195,245

Cash flows from investing activities
Interest received	4,828,293	8,393,445
Decrease in loans to employees	1,445,624	3,489,115
Purchases of property and equipment	(27,875,104)	(60,767,063)
Increase in pledged deposits at financial institutions	(197,150)	(303,776)
Proceeds from disposal of property and equipment	2,378,431	6,145,516

Net cash used in investing activities	(19,419,906)	(43,042,763)

The accompanying notes are an integral part of these financial statements.

Foamex Asia Company Limited and its Subsidiaries

Consolidated statements of cash flows, continued

For the period from 1 January 2007 to 31 August 2007

and for the year ended 31 December 2006

	2007	2006
	(in Baht)
Cash flows from financing activities
Interest paid	(14,814,022)	(20,358,208)
Decrease in bank overdrafts and
short-term loans from financial institutions	(3,242,839)	(16,924,559)
Decrease in long-term loan from director	—	(4,000,000)
Repayment of long-term loans from financial institutions	(37,500,000)	(37,500,000)
Decrease in liabilities under financial lease and
hire-purchase agreements	(559,610)	(965,860)

Net cash used in financing activities	(56,116,471)	(79,748,627)

Net increase (decrease) in cash and
deposits at financial institutions	67,849,436	(28,596,145)
Cash and deposits at financial institutions
at beginning of period/year	229,291,753	257,887,898

Cash and deposits at financial institutions
at end of period/year	297,141,189	229,291,753

Supplementary disclosures of cash flows information
Cash and cash equivalents consisted of:
Cash and deposits at financial institutions	282,951,698	216,025,550
Current investments due within three months	14,189,491	13,266,203

Total	297,141,189	229,291,753

The accompanying notes are an integral part of these financial statements.

Foamex Asia Company Limited and its Subsidiaries

Notes to the consolidated financial statements

For the period from 1 January 2007 to 31 August 2007

and for the year ended 31 December 2006

Note	Contents

1	General information
2	Basis of preparation of the financial statements
3	Significant accounting policies
4	Related party transactions and balances
5	Cash and deposits at financial institutions
6	Trade and other accounts receivable
7	Inventories
8	Other current assets
9	Loans to directors
10	Property and equipment
11	Intangible assets
12	Other non-current assets
13	Interest-bearing liabilities
14	Trade and other accounts payable
15	Other current liabilities
16	Share capital
17	Reserves
18	Other income
19	Selling and administrative expenses
20	Personnel expenses
21	Interest expense
22	Earnings per share
23	Promotional privileges
24	Changes in accounting policies
25	Commitments with non-related parties
26	Contingent liabilities
27	Thai Accounting Standards (TAS) not yet adopted
28	Significant differences between Thai GAAP and US GAAP
29	Additional US GAAP disclosures
30	Event after the balance sheet date

Foamex Asia Company Limited and its Subsidiaries

Notes to the consolidated financial statements

For the period from 1 January 2007 to 31 August 2007

and for the year ended 31 December 2006

These notes form an integral part of the financial statements.

The financial statements were authorized for issue by the directors on 17 March 2008.

1	General information

Foamex Asia Company Limited (“the Company”) was incorporated in Thailand on 5 June 1997. The Company’s Thailand operations are located at:

Head Office	:	175 Sathorn City Tower, 20th Floor, South Sathorn Road, Bangkok 10120

Factory 1	:	665 Moo 2, Bangpoo, Muang Samutprakarn, Samutprakarn 10280

Factory 2	:	133 Moo 1, Banpo, Bangpa-in, Ayuthaya 13160

Factory 3	:	259 Moo 3, Tambol Tongsukla, Amphura Sriracha, Chonburi 20230

The Company also has a branch registered in the United States of America.

The ultimate parent company during the financial year is Foamex Asia, Inc., incorporated in the United States of America (holding 70% of total share capital). On 6 August 2007, the Company entered into a share purchase agreement with related parties - Foamex Asia, Inc., Foamex L.P., Hua Kee Company Limited, whereby Foamex Asia, Inc. would sell its entire interest in the Company to Hua Kee Company Limited and each party desires to enter into certain other arrangements for their mutual benefit as specified in the agreement. Effective on 7 September 2007, the ultimate parent Company is Hua Kee Company Limited, incorporated in Thailand (holding 87% of total share capital).

The principal activities of the Company and its subsidiaries are the manufacturing of technical foam products, films and adhesives. Details of the Company’s subsidiaries are as follows:

		Country of
	Type of business	incorporation	Ownership interest
			2007	2006
			(%)
Direct subsidiaries
Foamtec (Singapore) Pte Ltd	Fabrication of foam products	Singapore	99.99	99.99
Foamex Asia Phils., Inc.	In process of liquidation	Philippines	99.99	99.99

Indirect subsidiaries
Foamex Asia (Malaysia)
Sdn., Bhd.	Fabrication of foam products	Malaysia	99.99	99.99
Foamex Asia (Wuxi) Co., Ltd.	In process of liquidation	China	99.99	99.99
Foamex Asia Manufacturing	Fabrication of foam, film and	China	99.99	99.99
(Wuxi) Co., Ltd	die-cut adhesive products

Foamex Asia Company Limited and its Subsidiaries

Notes to the consolidated financial statements

For the period from 1 January 2007 to 31 August 2007

and for the year ended 31 December 2006

2        Basis of preparation of the financial statements

The financial statements are prepared in accordance with Thai Accounting Standards (“TAS”) including related interpretations and guidelines promulgated by the Federation of Accounting Professions (“FAP”) and with generally accepted accounting principles in Thailand.

The Company has taken advantage of exemptions available under an announcement made by the FAP on 20 July 2007 and has not adopted the following TAS:

TAS 24	Reporting Financial Information by Segment

TAS 48	Financial Instruments: Disclosure and Presentation

The financial statements are presented in Thai Baht and are rounded to the nearest thousand in the notes to financial statements unless otherwise stated. They are prepared on the historical cost basis.

The preparation of financial statements in conformity with TAS requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets, liabilities, income and expenses. The estimates and associated assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis of making the judgments about carrying amounts of assets and liabilities that are not readily apparent from other sources. Accordingly, actual results may differ from these estimates.

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

The consolidated financial statements relate to the Company and its subsidiaries (together referred to as the “Group”).

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

For the period from 1 January 2007 to 31 August 2007

and for the year ended 31 December 2006

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

For the period from 1 January 2007 to 31 August 2007

and for the year ended 31 December 2006

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

Foamex Asia Company Limited and its Subsidiaries

Notes to the consolidated financial statements

For the period from 1 January 2007 to 31 August 2007

and for the year ended 31 December 2006

(h)       Impairment of assets

The carrying amounts of the Group’s assets are reviewed at each balance sheet date to determine whether there is any indication of impairment. If any such indication exists, the asset’s recoverable amount is estimated.

Intangible assets with indefinite useful lives and intangible assets not yet available for use are tested for impairment annually and as when indicators of impairment are identified.

An impairment loss is recognized whenever the carrying amount of an asset or its cash-generating unit exceeds its recoverable amount. The impairment losses are recognized in the statement of income unless it reserve a previous revaluation credited to equity, in which case it is charged to equity.

Calculation of recoverable amount

The recoverable amount of assets is the greater of the asset’s net selling price and value in use. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset. For an asset that does not generate cash inflows largely independent of those from other assets, the recoverable amount is determined for the cash-generating unit to which the asset belongs.

Reversals of impairment

An impairment loss is reversed if there has been a change in the estimates used to determine the recoverable amount.

An impairment loss is reversed only to the extent that the asset’s carrying amount does not exceed the carrying amount that would have been determined, net of depreciation or amortization, if no impairment loss had been recognized. All reversals of impairment losses are recognized in the statement of income.

(i)	Interest-bearing liabilities

Interest-bearing borrowings are recognized at fair value less attributable transaction charges. Subsequent to initial recognition, interest-bearing borrowings are stated at amortized cost using the effective interest method. The difference between proceeds and redemption value is recognized in the statement of income over the period of the borrowings.

(j)	Trade and other accounts payable

Trade and other accounts payable are stated at cost.

(k)	Employee benefits

Defined contribution plans

Obligations for contributions to defined contribution pension plans are recognized as an expense in the statement of income as incurred.

Foamex Asia Company Limited and its Subsidiaries

Notes to the consolidated financial statements

For the period from 1 January 2007 to 31 August 2007

and for the year ended 31 December 2006

(l)       Provisions

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

Sale of goods

Revenue is recognized in the statement of income when the significant risks and rewards of ownership have been transferred to the buyer. Revenue from the sale of goods is generally recognized when goods are shipped and customers take receipt. No revenue is recognized if there is continuing management involvement with the goods or there are significant uncertainties regarding the recovery of the consideration due, associated costs or the probable return of goods.

Other income

Other operating income and interest income are recognized in the statement of income as they are earned.

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

For the period from 1 January 2007 to 31 August 2007

and for the year ended 31 December 2006

4        Related party transactions and balances

Related parties are those parties linked to the Group and the Company by common shareholders or directors. Except for the loans to directors discussed in Note 9, transactions with related parties are conducted at prices based on market prices or, where no obvious market price exists, at contractually agreed prices.

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

The long-term loans from related parties represents notes payable to two shareholders of USD 6 million. These loans are unsecured and bear interest at the rate of LIBOR plus 3.25% per annum. They are repayable on 3 December 2008. Interest accruing for the first three years is due and payable on the maturity date (3 December 2008). Interest accruing during the fourth year onward is due and payable each quarter after 3 December 2005. Subsequently on 6 August 2007, the Company entered into a share purchase agreement with the related parties and in a memorandum to the share purchase agreement dated 5 September 2007, the Company agreed to repay the loan and accrued interest up to 6 September 2007 on 7 September 2007. As a result, the Company presented long-term loans from Foamex Asia, Inc. of USD 4.2 million and accrued interest of USD 1.5 million as current portion of long-term loans from related parties in the balance sheet as at 31 August 2007.

On 3 December 2001, the Company entered into a technology license agreement with a related party - Foamex L.P. whereby Foamex L.P. has granted a license to the Company to manufacture foam products. In consideration thereof, the Company is committed to pay fees based on the amounts and terms stipulated in the agreement. The agreement shall remain in effect until the occurrence of any of the incidents stipulated give rise to its termination. Subsequently on 6 August 2007, the Company entered into a share purchase agreement with the related parties whereby the above agreement was terminated and of no further force or effect back dated to 1 January 2007.

Transactions for the period ended 31 August 2007 and for the year ended 31 December 2006 with related parties are summarized as follows:

	2007	2006
	(in thousand Baht)
Selling and administrative expenses
Technology license fee
- Foamex LP	—	7,843

Interest expense
- Foamex Asia, Inc.	8,403	13,203
- Hua Kee Co., Ltd.	3,601	5,658

Total	12,004	18,861

Foamex Asia Company Limited and its Subsidiaries

Notes to the consolidated financial statements

For the period from 1 January 2007 to 31 August 2007

and for the year ended 31 December 2006

Balances as at 31 August 2007 and 31 December 2006 with related parties are as follow:

	2007	2006
	(in thousand Baht)
Advances to related parties
- Foamex Asia, Inc.	—	347

Loans to directors (note 9)
- Current	8,438	—
- Non-current	21,084	30,319

Total	29,522	30,319

Movements during the period/year of loan to directors were as follows:

	2007	2006
	(in thousand Baht)
Loans to directors
At 1 January	30,319	33,983
Decrease	(797)	(3,664)

At 31 December 2006/31 August 2007	29,522	30,319

	2007	2006
	(in thousand Baht)
Trade and other accounts payable
- Foamex L.P.	65,379	49,464

Short-term loan from director
- Mr. Pichai Nithivasin - interest at MLR plus 2% p.a.	15,000	15,000

Advances from related party
- Foamex L.P.	13,185	13,527

Long-term loans from related parties
Principal
- Foamex Asia, Inc. (USD 4.2 million)	144,715	152,169
- Hua Kee Co., Ltd. (USD 1.8 million)	62,021	65,215
Accrued interest payable
- Foamex Asia, Inc.	51,190	45,107
- Hua Kee Co., Ltd.	21,939	19,332

Total	279,865	281,823
Less current portion	(195,905)	—

Net	83,960	281,823

Foamex Asia Company Limited and its Subsidiaries

Notes to the consolidated financial statements

For the period from 1 January 2007 to 31 August 2007

and for the year ended 31 December 2006

Movements during the period of long - term loans from related parties were as follows:

	2007	2006
	(in thousand Baht)
Long - term loans from related parties

At 1 January	281,823	299,742
Decrease	(1,958)	(17,919)

At 31 December 2006/31 August 2007	279,865	281,823

5	Cash and deposits at financial institutions

	2007	2006
	(in thousand Baht)
Cash on hand	250	272
Cash at banks
- Current accounts	238,116	165,460
- Savings accounts	20,933	50,294
Notes receivable	23,653	-

Total	282,952	216,026

6	Trade and other accounts receivable

	2007	2006
	(in thousand Baht)
Trade and other accounts receivable	457,453	448,298
Less allowance for doubtful accounts	(13,148)	(17,374)

Net	444,305	430,924

The normal credit term granted by the Group ranges from 30 days to 90 days.

7	Inventories

	2007	2006
	(in thousand Baht)
Raw materials	244,275	171,353
Work in process	22,014	23,042
Finished goods	132,956	131,830
Goods in transit	50,988	44,259

Total	450,233	370,484
Less allowance for decline in value and obsolescence of inventories	(31,719)	(29,057)

Net	418,514	341,427

Foamex Asia Company Limited and its Subsidiaries

Notes to the consolidated financial statements

For the period from 1 January 2007 to 31 August 2007

and for the year ended 31 December 2006

8        Other current assets

	2007	2006
	(in thousand Baht)
Deposits	7,426	15,714
Prepaid expenses	15,019	11,958
Prepaid taxes	2,912	10,626
Others	5,316	3,562

Total	30,673	41,860

9	Loans to directors

As at 31 August 2007 and 31 December 2006, loans to directors represent secured notes payable totaling USD 700,000 which bear interest at the rate of 4% per annum. These loans are due for repayment in December 2021. These loans are secured by a pledge of the director’s investment in a company which is a major shareholder of the Company.

On 6 August 2007, the Company entered into a share purchase agreement with the related parties and under the assumption agreement dated 12 October 2007, the Company’s loan to director of USD 200,000 and accrued interest up to 31 October 2007 will be offset against the director’s shares of the Company. As a result, loan to director of USD 200,000 including the accrued interest as of 31 August 2007 totaling Baht 8.4 million is presented under current assets in the balance sheet as at 31 August 2007.

Foamex Asia Company Limited and its Subsidiaries

Notes to the consolidated financial statements

For the period from 1 January 2007 to 31 August 2007

and for the year ended 31 December 2006

10	Property and equipment

				Furniture,
	Leasehold	Leasehold	Machinery	fixtures and
	land	building	and	office		Construction
	improvements	improvements	equipment	equipment	Vehicles	in progress	Total
	(in thousand Baht)
Cost
At 1 January 2006	33,442	82,673	390,002	53,886	39,549	3,699	603,251
Additions	5,568	—	31,561	8,090	3,804	11,882	60,905
Transfers	17	—	(2,040)	(273)	—	(4,283)	(6,579)
Disposals	—	—	(224)	(7)	(8,205)	—	(8,436)
Translation differences on consolidation	(1,517)	—	(15,122)	(3,177)	(373)	—	(20,189)

At 31 December 2006	37,510	82,673	404,177	58,519	34,775	11,298	628,952
Additions	781	—	13,873	3,645	3,158	6,899	28,356
Transfers	4,712	—	11,397	—	—	(16,109)	—
Disposals	(732)	—	(3,195)	(473)	(1,008)	(381)	(5,789)
Translation differences on consolidation	(418)	—	(5,025)	(1,112)	(105)	—	(6,660)

At 31 August 2007	41,853	82,673	421,227	60,579	36,820	1,707	644,859

Accumulated depreciation
At 1 January 2006	16,065	12,865	116,774	29,880	23,151	—	198,735
Depreciation charge for the year	7,934	5,512	35,623	8,564	5,391	—	63,024
Transfers	(3)	—	(3,177)	(199)	—	—	(3,379)
Disposals	—	—	(121)	(6)	(5,786)	—	(5,913)
Translation differences on consolidation	(787)	—	(7,066)	(1,979)	(253)	—	(10,085)

At 31 December 2006	23,209	18,377	142,033	36,260	22,503	—	242,382
Depreciation charge for the year	4,949	3,669	24,404	6,137	2,857	—	42,016
Disposals	(548)	—	(1,540)	(460)	(1,008)	—	(3,556)
Translation differences on consolidation	(272)	—	(2,581)	(756)	(82)	—	(3,691)

At 31 August 2007	27,338	22,046	162,316	41,181	24,270	—	277,151

Allowance for impairment
At 1 January 2006	—	—	—	—	—	—	—
Additions	—	—	1,648	—	—	—	1,648
Transfers	—	—	3,934	—	—	—	3,934
At 31 December 2006	—	—	5,582	—	—	—	5,582
At 31 August 2007	—	—	5,582	—	—	—	5,582

Net book value
At 31 December 2006	14,301	64,296	256,562	22,259	12,272	11,298	380,988
At 31 August 2007	14,515	60,627	253,329	19,398	12,550	1,707	362,126

Foamex Asia Company Limited and its Subsidiaries

Notes to the consolidated financial statements

For the period from 1 January 2007 to 31 August 2007

and for the year ended 31 December 2006

	2007	2006
	(in thousand Baht)

Depreciation charged to expense for the year	42,016	63,024

11	Intangible assets

Goodwill
(in thousand Baht)
Cost
At 1 January 2006	35,893
Translation differences on consolidation	(4,360)

At 31 December 2006	31,533
Translation differences on consolidation	(1,495)

At 31 August 2007	30,038

Accumulated amortization
At 1 January 2006	9,463
Amortization charge for the year	3,572
Translation differences on consolidation	(1,149)

At 31 December 2006	11,886
Amortization charge for the year	2,100
Translation differences on consolidation	(395)

At 31 August 2007	13,591

Net book value
At 31 December 2006	19,647
At 31 August 2007	16,447

On 26 April 2000, the Company purchased Wilshire Technologies, Inc.’s contamination control division. The goodwill amortization expense for the period ended 31 August 2007 amounted to approximately Baht 2.1 million (2006: 3.6 million).

12	Other non-current assets

	2007	2006
	(in thousand Baht)
Pledged fixed deposits at financial institutions	8,790	8,593
Other non-current assets	2,909	7,668

Total	11,699	16,261

As at 31 August 2007 and 31 December 2006, the Company’s fixed deposits with local banks were pledged as security for letters of guarantee issued by the local bank to various state enterprises, government agencies and companies.

Foamex Asia Company Limited and its Subsidiaries

Notes to the consolidated financial statements

For the period from 1 January 2007 to 31 August 2007

and for the year ended 31 December 2006

13	Interest-beariing liabilities

	2007	2006
	(in thousand Baht)
Current
Bank overdrafts
- secured	16,207	18,169
- unsecured	659	1,939

	16,866	20,108

Short-term loans from financial institutions
(interest rates at 5.03% to 6.12% p.a. in 2007
and 4.43% to 7.21% p.a. in 2006)
- secured	105,000	105,000
- unsecured	90,000	90,000

	195,000	195,000

Total	211,866	215,108

Current portion of long-term loans from financial institution - secured	—	37,500

The Company obtained credit facilities from a local bank totaling Baht 350 million, including notes payable of Baht 120 million as follows:

	(in million	Interest rate	Repayment
	Baht)
Facilities 1 and 2	150	Interest rate at 6.375% p.a. for the first	Eight equal semi-annual
		two years. The higher of the local	installments starting
		bank’s MLR minus 1.25% per annum	from February 2004
		and another local bank’s MLR minus	to August 2007
		0.5% per annum thereafter
		Trust receipt - at the rate of 6.375%
		per annum

Facility 3	200	Various floating interest rates based on	Less than one year

		type of facility as specified in the agreement
Total	350

Secured interest-bearing liabilities are secured on the following assets (net book value).

	2007	2006
	(in thousand Baht)
Leasehold land improvements	60,627	64,296
Machinery and equipment	98,563	89,569

Total	159,190	153,865

As at 31 August 2007, the Company had unutilized credit facilities totaling Baht 182.3 million (31 December 2006: Baht 9.9 million).

Foamex Asia Company Limited and its Subsidiaries

Notes to the consolidated financial statements

For the period from 1 January 2007 to 31 August 2007

and for the year ended 31 December 2006

14	Trade and other accounts payable

		2007	2006
	Note	(in thousand Baht)
Trade and other accounts payable to related party	4	65,379	49,464
Trade and other accounts payable to other parties		181,878	125,793

Total		247,257	175,257

15	Other current liabilities

	2007	2006
	(in thousand Baht)
Accrued salaries and bonuses	76,351	63,431
Other payables	26,072	37,825
Accrued commissions	8,818	3,474
Others	2,901	1,946

Total	114,142	106,676

16	Share capital

	Par	2007		2006
	value	Number	Baht	Number	Baht
	(in Baht)	(thousand shares/Baht)
Authorized
At 1 January
- ordinary shares	10	10,500	105,000	10,500	105,000

At 31 December 2006/
31 August 2007
- ordinary shares	10	10,500	105,000	10,500	105,000

Issued and fully paid
At 1 January
- ordinary shares	10	10,500	105,000	10,500	105,000

At 31 December 2006/
31 August 2007
- ordinary shares	10	10,500	105,000	10,500	105,000

17	Reserves

Share premium

The share premium account is set up under the provisions of Civil and Commerce Code, which requires companies to set aside share subscription monies received in excess of the par value of the shares issued to a reserve account (“share premium”). Share premium is not available for dividend distribution.

Foamex Asia Company Limited and its Subsidiaries

Notes to the consolidated financial statements

For the period from 1 January 2007 to 31 August 2007

and for the year ended 31 December 2006

Currency translation changes

The currency translation changes recognized in shareholders’ equity relate to:

(a)	foreign exchange differences arising from translation of the financial statements of foreign operations to Thai Baht;

(b)	foreign exchange differences arising on translation of monetary items which form part of the Group’s net investment in foreign operations, provided certain conditions are met.

Legal reserve

The legal reserve is set up under the provisions of Civil and Commercial code, which requires that a company shall allocate not less than 5% of its net profit to a reserve account (“legal reserve”) at each dividend declaration until this account reaches an amount not less than 10% of the registered authorised capital. The legal reserve is not available for dividend distribution.

18	Other income

	2007	2006
	(in thousand Baht)
Interest income	5,467	8,845
Scrap sale	5,180	2,220
Land rental income	2,240	3,560
Freight income	1,202	1,316
Others	1,129	1,733

Total	15,218	17,674

19	Selling and administrative expenses

	2007	2006
	(in thousand Baht)
Salaries, wages and bonuses	127,459	174,539
Commission expense	23,729	27,380
Freight expenses	15,841	27,315
Traveling expense	17,154	25,355
Depreciation charges	11,937	19,262
Rental expense	11,994	19,455
Others	93,256	138,444

Total	301,370	431,750

20	Personnel expenses

	2007	2006
	(in thousand Baht)
Salaries, wages and bonuses	238,761	292,086
Contribution to provident fund	11,581	16,172
Others	33,341	44,537

Total	283,683	352,795

	(number of employees)
Number of employees	791	927

Foamex Asia Company Limited and its Subsidiaries

Notes to the consolidated financial statements

For the period from 1 January 2007 to 31 August 2007

and for the year ended 31 December 2006

The Company has established a contributory provident fund covering substantially all employees. Membership is compulsory upon attaining permanent employment status. The Company and employees contribute monthly to the fund at an amount computed based on a certain percentage of each employee’s basic salary depending on the length of employment. The fund is managed by a fund manager in accordance with the terms and conditions prescribed in the Ministerial Regulation No. 2 (B.E. 2532) issued under the Provident Fund Act. B.E. 2530.

21	Interest expense

		2007	2006
	Note	(in thousand Baht)
Interest paid and payable to:
- related parties	4	12,004	18,861
- financial institutions		11,237	20,159

Total		23,241	39,020

22	Earnings per share

Basic earnings per share

The calculation of basic earnings per share in the consolidated financial statements for the period ended 31 August 2007 was based on the consolidated net profit attributable to ordinary shareholders of Baht 102.9 million (2006: for the year ended 31 December 2006 of Baht 139.0 million) and the weighted average number of shares outstanding during the period ended 31 August 2007 of 10,500,000 shares (2006: 10,500,000 shares).

23	Promotional privileges

By virtue of the provisions of the Industrial Investment Promotion Act B.E. 2520, the Company has been granted certain promotional privileges relating to its manufacturing of technical foam products, films and adhesives. The promotional privileges include:

(a)	exemption from the payment of import duties on machinery as approved by the Board;

(b)	exemption from the payment of custom duties for raw material.

(c)	exemption from the payment of corporate income tax on promoted business activities for seven and eight years from the date that income is first derived from the promoted activity.

Foamex Asia Company Limited and its Subsidiaries

Notes to the consolidated financial statements

For the period from 1 January 2007 to 31 August 2007

and for the year ended 31 December 2006

24      Changes in accounting policies

During 2007, the FAP issued the following revised TAS which are effective for accounting periods beginning on or after 1 January 2007:

TAS 44 (revised 2007)	Consolidated and Separate Financial Statements

The revised TAS require a parent company which has an investment in a subsidiary company, an entity under joint control, or an associate company, which is not classified as a “held for sale” investment, to record such investment in accordance with either the cost method or with the recognition and measurement basis for financial instruments (when a TAS on financial instruments is issued and becomes effective), instead of the equity method currently used.

The above change of accounting policy by the Company has no effect on the consolidated financial statements of the Company.

25	Commitments with non-related parties

	2007	2006
	(in million Baht)
Long-term service agreements
Within one year	29.0	20.2
After one year but within five years	72.3	33.8
After five years	33.8	37.3

Total	135.1	91.3

As at 31 August 2007, the Group has long-term operating leases covering office premises, facilities, land and vehicles with various companies for periods of between 2 to 18 years expiring in 2008 to 2018.

26	Contingent liabilities

As at 31 August 2007:

(a)	The Company was contingently liable for letters of guarantee issued by a local bank in favor of various government agencies, state enterprises and companies totaling Baht 12.9 million.

(b)	The Company had unused letters of credit amounting to approximately Baht 3.1 million.

Foamex Asia Company Limited and its Subsidiaries

Notes to the consolidated financial statements

For the period from 1 January 2007 to 31 August 2007

and for the year ended 31 December 2006

27       Thai Accounting Standards (TAS) not yet adopted

The Company has not adopted the following TAS that have been issued as of the balance sheet date but are not yet effective. These TAS will become effective for financial periods beginning on or after 1 January 2008.

TAS 25 (revised 2007)	Cash Flows Statements

TAS 29 (revised 2007)	Leases

TAS 31 (revised 2007)	Inventories

TAS 33 (revised 2007)	Borrowing Costs

TAS 35 (revised 2007)	Presentation of Financial Statements

TAS 39 (revised 2007)	Accounting Policies, Changes in Accounting Estimates and Errors

TAS 43 (revised 2007)	Business Combinations

TAS 51	Intangible Assets

The adoption and initial application of these TAS is not expected to have any material impact on the consolidated financial statements.

28	Significant differences between Thai GAAP and US GAAP

The accompanying consolidated financial statements for the period ended 31 August 2007 and for the year ended 31 December 2006 have been prepared in accordance with generally accepted accounting principles in Thailand (“Thai GAAP”), which differ in certain significant respects from generally accepted accounting principles in the United States of America (“US GAAP”). Significant differences between Thai GAAP and US GAAP, as applicable to the Company, are as follows:

(a)	Goodwill

In accordance with SFAS No. 142, goodwill is tested for impairment annually. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value.

Under Thai GAAP, goodwill arising on acquisition is amortized over the duration of its useful life presumed to be a period not exceeding twenty years.

No goodwill impairment was recognized as of 31 August 2007 and 31 December 2006 under both US GAAP and Thai GAAP.

Foamex Asia Company Limited and its Subsidiaries

Notes to the consolidated financial statements

For the period from 1 January 2007 to 31 August 2007

and for the year ended 31 December 2006

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation requires that an entity recognizes in the consolidated financial statements the impact of a tax position, if any, based on the technical merits of the position, that position is more likely than not being sustained upon examination. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The initial adoption of FIN 48 did not have any impact on the Company’s consolidated financial position or results of operations. The Company has no material unrecognized tax benefit which would favourably affect the effective income tax rate in future periods as a result of a lapse of the statute of limitation and do not believe there will any significant increases or decreases within the next twelve months. The Company has elected to classify interest and penalties related to an uncertain tax position, if and when required, as part of income tax expense in the consolidated statements of income. According to the Thailand and foreign tax law, the Company files several income tax returns in the Thailand and foreign tax jurisdictions. However, the Company remains subject to examination by the tax authorities in respect of its major tax jurisdictions from 2004 to 2007 for Thailand tax authorities and from 2001 to 2007 for the foreign tax authorities.

(c)	Comprehensive income (loss)

In accordance with SFAS No. 130, other comprehensive income or loss items are revenues, expenses, gains and losses that under U.S. generally accounting principles are excluded from net profit and reflected a component of shareholders’ equity, including foreign currency translation adjustments.

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

Foamex Asia Company Limited and its Subsidiaries

Notes to the consolidated financial statements

For the period from 1 January 2007 to 31 August 2007

and for the year ended 31 December 2006

The significant differences between Thai GAAP and US GAAP for the period ended 31 August 2007 and for the year ended 31 December 2006 are summarized as follows:

	2007	2006
	(in thousand Baht)

Consolidated profit under Thai GAAP	102,874	138,986
US GAAP adjustments
- Amortization of goodwill	2,100	3,572
- Income taxes	(1,868)	(2,309)

Consolidated net profit under US GAAP	103,106	140,249

	2007	2006
	(in Baht)

Basic earnings per share under Thai GAAP	9.80	13.24
US GAAP adjustments	0.02	0.12

Basic earnings per share under US GAAP	9.82	13.36

	2007	2006
	(in thousand Baht)

Consolidated total shareholders’ equity under Thai GAAP	713,798	627,006
US GAAP adjustments
- Goodwill	13,591	11,886
- Deferred income tax assets	1,916	3,784

Consolidated total shareholders’ equity under US GAAP	729,305	642,676

The comprehensive income for the period ended 31 August 2007 is as follows:

	2007	2006
	(in thousand Baht)

Consolidated net profit under US GAAP	103,106	140,249
- Foreign currency translation adjustments	(16,082)	(43,994)

Consolidated comprehensive income under US GAAP	87,024	96,255

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

Foamex Asia Company Limited and its Subsidiaries

Notes to the consolidated financial statements

For the period from 1 January 2007 to 31 August 2007

and for the year ended 31 December 2006

See reconciliation of the presentation of the consolidated statement of cash flows under Thai GAAP to US GAAP as follows:

	2007	2006
	(in thousand Baht)

Net cash provided by operating activities under Thai GAAP	143,386	94,195
US GAAP adjustments
- Interest received	4,828	8,393
- Interest payment	(14,814)	(20,358)

Net cash provided by operating activities under US GAAP	133,400	82,230

	2007	2006
	(in thousand Baht)

Net cash used in investing activities under Thai GAAP	(19,420)	(43,043)
US GAAP adjustment
- Interest received	(4,828)	(8,393)

Net cash used in investing activities under US GAAP	(24,248)	(51,436)

	2007	2006
	(in thousand Baht)

Net cash used in financing activities under Thai GAAP	(56,116)	(79,749)
US GAAP adjustment
- Interest paid	14,814	20,358

Net cash used in financing activities under US GAAP	(41,302)	(59,391)

	2007	2006
	(in thousand Baht)
Net increase in cash and deposits at financial
institutions under Thai GAAP	67,849	(28,597)

Net increase in cash and deposits at financial institutions
under US GAAP	67,849	(28,597)

(e)	Allowance for decline in value and obsolescence of inventories

Under US GAAP, provision for decline in the value and obsolescence of inventories is classified as part of costs of sales.

Under Thai GAAP, provision for decline in the value and obsolescence of inventories is classified as part of selling and administrative expenses.

Foamex Asia Company Limited and its Subsidiaries

Notes to the consolidated financial statements

For the period from 1 January 2007 to 31 August 2007

and for the year ended 31 December 2006

29	Additional US GAAP disclosures

(a)	Income taxes

The provision for income taxes is summarized as follows:

	2007	2006
	(in thousand Baht)
Income tax expense
Current year - under Thai GAAP	23,488	23,906
Deferred income tax benefit
US GAAP adjustments - deferred income tax expense	1,868	2,309

Total income tax expense under US GAAP	25,356	26,215

The tax effect of temporary differences that give rise to deferred income tax assets and liabilities are as follows:

	2007	2006
	(in thousand Baht)
Deferred income tax assets
- Allowance for doubtful accounts	1,360	4,542
- Allowance for decline in value
and obsolescence of inventories	9,516	8,015
- Allowance for impairment of property and equipment	1,674	1,674
- Others	-	2,348

	12,550	16,579

Deferred income tax liabilities
- Property and equipment	6,557	9,229
- Goodwill	4,077	3,566

	10,634	12,795

Net deferred income tax assets	1,916	3,784

(b)	Fair value of financial instruments

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

Foamex Asia Company Limited and its Subsidiaries

Notes to the consolidated financial statements

For the period from 1 January 2007 to 31 August 2007

and for the year ended 31 December 2006

As at 31 August 2007 and 31 December 2006, the fair values of financial assets and financial liabilities which were different from the carrying amounts were as follows:

	2007		2006
	Carrying		Carrying
	amount	Fair value	amount	Fair value
	(in thousand Baht)

Loans to directors	29,522	22,570	30,319	22,517

Long-term loans from
related parties	279,865	280,687	281,823	284,682

30	Event after the balance sheet date

At the extraordinary shareholders’ meetings of the Company held on 26 October 2007, the Company’s shareholders approved to change its name from “Foamex Asia Company Limited” to “Foamtec International Company Limited”. The Company registered the change of the Company’s name with the Ministry of Commerce on 14 December 2007.

Foamex Asia Company Limited

and its Subsidiaries

Unaudited Consolidated financial statements

For the year ended

31 December 2005

Foamex Asia Company Limited and its Subsidiaries

Balance sheets (unaudited)

As at 31 December 2005

		Consolidated
Assets	Note	2005
		(in Baht)
Current assets
Cash and deposits at financial institutions	5	243,429,084
Current investment in fixed deposits		14,458,814
Trade and other receivables, net	4, 6	410,277,813
Inventories, net	7	342,594,426
Advances to related parties	4	261,564
Other current assets, net	8	48,733,959

Total current assets		1,059,755,660

Non-current assets
Loans to employees and directors	4, 9	33,982,590
Property and equipment, net	10	404,515,526
Intangible assets, net	11	26,429,620
Other non-current assets	12	15,266,608

Total non-current assets		480,194,344

Total assets		1,539,950,004

The accompanying notes are an integral part of these financial statements.

Foamex Asia Company Limited and its Subsidiaries

Balance sheet (unaudited)

As at 31 December 2005

		Consolidated
Liabilities and shareholders’ equity	Note	2005
		(in Baht)
Current liabilities
Bank overdrafts and short-term loans from
financial institutions	13	232,033,001
Trade and other payables	4, 14	232,680,582
Payable for fixed assets		466,949
Short-term loan from director	4	15,000,000
Advances from related parties	4	7,209,097
Current portion of long-term loan from
financial institutions	13	37,500,000
Current portion of liabilities under finance lease
and hire-purchase agreements		960,306
Current tax payable		27,566,196
Other current liabilities	15	111,854,432

Total current liabilities		665,270,563

Non-current liabilities
Long-term loan from director	4	4,000,000
Long-term loans from related parties	4	299,742,045
Long-term loans from financial institutions	13	37,500,000
Liabilities under finance lease and
hire-purchase agreements, net		1,424,260

Total non-current liabilities		342,666,305

Total liabilities		1,007,936,868

Shareholders' equity
Share capital
Authorized share capital	16	105,000,000

Issued and paid-up share capital	16	105,000,000
Share premium	17	18,990,504
Cumulative translation adjustments	17	18,023,198
Retained earnings
Appropriated legal reserve	17	10,500,000
Unappropriated		379,499,434

Total shareholders' equity		532,013,136

Total liabilities and shareholders' equity		1,539,950,004

The accompanying notes are an integral part of these financial statements.

Foamex Asia Company Limited and its Subsidiaries

Statement of income (unaudited)

For the year ended 31 December 2005

		Consolidated
	Note	2005
		(in Baht)
Revenues
Sale of goods	4, 24	1,915,033,627
Other income	4, 18	8,500,428

Total revenues		1,923,534,055

Expenses
Cost of sales	4, 19	1,341,796,532
Selling and administrative expenses	4, 20	429,131,475
Loss on foreign exchange, net		2,214,688

Total expenses		1,773,142,695

Profit before interest
and income tax expenses		150,391,360

Interest expense	4, 22	31,334,704
Income tax expense		28,157,137

Net profit		90,899,519

Basic earnings per share	23	8.66

The accompanying notes are an integral part of these financial statements.

Foamex Asia Company Limited and its Subsidiaries

Statement of changes in shareholders' equity (unaudited)

For the year ended 31 December 2005

		Consolidated
		Issued and		Cumulative			Total
		paid-up	Share	translation	Retained earnings		Shareholders’
	Note	share capital	premium	adjustments	Legal reserve	Unappropriated	equity
		(in Baht)

Balance as at 1 January 2005		105,000,000	18,990,504	2,005,746	10,500,000	288,599,915	425,096,165
Difference from translation adjustments	17	—		16,017,452	—	—	16,017,452
Net profit		—		—	—	90,899,519	90,899,519

Balance as at 31 December 2005		105,000,000	18,990,504	18,023,198	10,500,000	379,499,434	532,013,136

The accompanying notes are an integral part of these financial statements.

Foamex Asia Company Limited and its Subsidiaries

Statement of cash flows (unaudited)

For the year ended 31 December 2005

Consolidated
2005
(in Baht)
Cash flows from operating activities
Net profit	90,899,519

Adjustments for
Depreciation and amortization	63,010,258
Interest income	(4,033,281)
Interest expense	31,334,704
Allowance for doubtful accounts	4,235,261
Unrealized loss (gain) on foreign exchange, net	9,214,939
Gain on disposals of fixed assets	(1,485,429)
Reversal of allowance for
decline in value of inventories	14,936,831
Share of profits from investments accounted
for using the equity method, net	—
Income tax expense	28,157,130

Profit from operating activities before
changes in operational assets and liabilities	236,269,932

Changes in operating assets and liabilities
Trade and other receivables	(73,283,214)
Inventories	(4,127,848)
Advances to related parties	(239,655)
Other current assets	(9,179,920)
Other non-current assets	379,964
Trade and other payables	11,581,901
Advances from related parties	3,925,962
Other current liabilities	15,676,116
Income tax paid	(11,796,433)
Translation difference	13,706,723

Net cash provided by operating activities	182,913,528

Cash flows from investing activities
Interest received	2,901,035
Increase in current investments in fixed deposits	(367,517)
Decrease (increase) in loans to
employees and directors	(948,396)
Purchases of fixed assets	(31,669,822)
Decrease (increase) in pledged deposits
at financial institutions	(51,535)
Proceeds from disposals of fixed assets	4,194,387

Net cash used in investing activities	(25,941,848)

The accompanying notes are an integral part of these financial statements.

Foamex Asia Company Limited and its Subsidiaries

Statement of cash flows (unaudited)

For the year ended 31 December 2005

Consolidated
2005
(in Baht)
Cash flows from financing activities
Interest paid	(17,006,172)
Increase in bank overdrafts and
short-term loans from financial institutions	13,032,352
Increase in short-term loan from director	15,000,000
Repayment of long-term loans from
financial institutions	(37,500,000)
Decrease in liabilities under financial lease and
hire-purchase contracts	(2,880,071)

Net cash used in financing activities	(29,353,891)

Net effect of currency translation adjustments
in cash and deposit at financial institutions	(1,261,023)

Net increase in cash and deposits
at financial institutions	126,356,766

Cash and deposits at financial institutions
at beginning of year	117,072,318

CASH AND DEPOSITS AT FINANCIAL
INSTITUTIONS AT END OF YEAR	243,429,084

The accompanying notes are an integral part of these financial statements.

Foamex Asia Company Limited and its Subsidiaries

Notes to the financial statements (unaudited)

For the year ended 31 December 2005

Note	Contents

1	General information
2	Basis of preparation of financial statements
3	Significant accounting policies
4	Related party transactions and balances
5	Cash and deposits at financial institutions
6	Trade and other receivables, net
7	Inventories, net
8	Other current assets, net
9	Loans to employee and directors, net
10	Property and equipment, net
11	Intangible assets, net
12	Other non-current assets
13	Interest - bearing liabilities
14	Trade and other payables
15	Other current liabilities
16	Share capital
17	Reserves
18	Other income
19	Cost of sales
20	Selling and administrative expenses
21	Employees’ provident fund
22	Interest expense
23	Earnings per share
24	Promotional privileges
25	Commitments
26	Contingent liabilities
27	Significant differences between Thai GAAP and US GAAP
28	Additional disclosures to the consolidated financial statements required under US GAAP

Foamex Asia Company Limited and its Subsidiaries

Notes to the financial statements (unaudited)

For the year ended 31 December 2005

These notes form an integral part of the financial statements.

The financial statements were authorized for issue by the directors on 10 April 2006.

1	General information

Foamex Asia Company Limited (“the Company”) was incorporated in Thailand on 5 June 1997 and is a 70% owned subsidiary of Foamex Asia, Inc. incorporated in the United States of America. The Company’s Thailand operations are located at:

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

The number of employees at 31 December 2005 and the staffs costs for the year then ended, were as follows:

2005
(Persons)
Number of employees
Company	490
Subsidiaries	228

Total	718

2005
(in million Baht)
Employee expenses
Company	170.1
Subsidiaries	161.8

Total	331.9

2	Basis of preparation of financial statements

The financial statements are prepared in accordance with Thai Accounting Standards (“TAS”) including related interpretations and guidelines promulgated by the Federation of Accounting Professions and with generally accepted accounting principles in Thailand.

Foamex Asia Company Limited and its Subsidiaries

Notes to the financial statements (unaudited)

For the year ended 31 December 2005

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

The preparation of financial statements in conformity with TAS requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets, liabilities, income and expenses. The estimates and associated assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis of making the judgments about carrying amounts of assets and liabilities that are not readily apparent from the estimates.

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

The consolidated financial statements relate to the Company and its subsidiaries (together referred to as the “Group”). Details of the Company’s subsidiaries are as follows:

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

For the year ended 31 December 2005

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

For the year ended 31 December 2005

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

Amortization

Amortization is charged to the statement of income on a straight-line basis over the estimated useful lives of intangible assets. Goodwill is amortized from the date they are available for use. The estimated useful lives are as follows:

Goodwill	10 years

Foamex Asia Company Limited and its Subsidiaries

Notes to the financial statements (unaudited)

For the year ended 31 December 2005

3.8	Impairment of assets

The carrying amounts of the Group’s assets are reviewed at each balance sheet date to determine whether there is any indication of impairment. If any such indication exists, the asset’s recoverable amount is estimated.

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

Calculation of recoverable amount

The recoverable amount of assets is the greater of the asset’s net selling price and value in use. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset. For an asset that does not generate cash inflows largely independent of those from other assets, the recoverable amount is determined for the cash-generating unit to which the asset belongs.

Reversals of impairment

An impairment loss is reversed if there has been a change in the estimates used to determine the recoverable amount.

An impairment loss is reversed only to the extent that the asset’s carrying amount does not exceed the carrying amount that would have been determined, net of depreciation or amortization, if no impairment loss had been recognized. All reversals of impairment losses are recognized in the statement of income.

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

For the year ended 31 December 2005

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

For the year ended 31 December 2005

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

On 3 December 2001, the Company entered into a technology license agreement with a related party - Foamex LP whereby Foamex LP has granted a license to the Company to manufacture foam products. In consideration thereof, the Company is committed to pay service fees based on the amounts and terms stipulated in the agreement. The agreement shall remain in effect until the occurrence of any of the incidents stipulated give rise to its termination. The Company incurred service fees for the year ended 31 December 2005 of approximately Baht 5.6 million.

Transactions for the year ended 31 December 2005 with related parties are summarized as follows:

Consolidated
2005
(in thousands Baht)
Selling and administrative expenses
Technology license fee
- Foamex LP	5,574

Interest expense
- Foamex Asia, Inc.	11,183
- Hua Kee Co., Ltd.	4,792

Total	15,975

Balances as at 31 December 2005 with related parties are as follow:

Consolidated
2005
(in thousands Baht)
Advances to related parties
- Foamex Asia, Inc.	262

Loans to employees and directors
(Note 9)	33,983

Trade and other payables
- Foamex LP	91,085

Short-term loan from director
- Mr. Pichai Nithivasin - interest at
MLR plus 2% p.a.	15,000

Advances from related parties
- Foamex LP	7,209

Foamex Asia Company Limited and its Subsidiaries

Notes to the financial statements (unaudited)

For the years ended 31 December 2005 and 2004

Consolidated
2005
(in thousands Baht)

Long-term loan from director
- Dr. Pichit Nithivasin – non - interest
bearing	4,000

Long-term loans from related parties
Principal
- Foamex Asia, Inc. (USD 4.2 million)	172,933
- Hua Kee Co., Ltd. (USD 1.8 million)	74,114
Accrued interest payable
- Foamex Asia, Inc.	36,891
- Hua Kee Co., Ltd.	15,804

Total	299,742

5	Cash and deposits at financial institutions

Consolidated
2005
(in thousands Baht)

Cash	234
Current deposits	205,854
Savings deposits	37,341

Total	243,429

6	Trade and other receivables, net

Consolidated
2005
(in thousands Baht)
Trade and other receivables
from other parties	425,248
Less allowance for doubtful
accounts	(14,970)

Net	410,278

7	Inventories, net

Consolidated
2005
(in thousands Baht)
Raw materials	157,801
Work in process	24,132
Finished goods	123,318
Goods in transit	61,741

Total	366,992
Less allowance for decline in value	(24,398)

Net	342,594

Foamex Asia Company Limited and its Subsidiaries

Notes to the financial statements (unaudited)

For the year ended 31 December 2005

8	Other current assets, net

Consolidated
2005
(in thousands Baht)
Deposits	13,607
Prepaid expenses	16,670
Prepaid taxes	13,685
Others, net	4,772

Total	48,734

9	Loans to employees and directors

Consolidated
2005
Loans to employees	620
Loans to directors (USD 0.7 million)	33,363

Total	33,983

As at 31 December 2005, a non-interest bearing loan to an employee, which is guaranteed by a third party, is repayable in monthly installments between January 2002 to December 2006.

As at 31 December 2005, loans to directors represent secured notes payable totaling USD 700,000 which bear interest at the rate of 4% per annum. These loans are due for repayment in December 2021. These loans are secured by a pledge of the director’s investment in a company which is a major shareholder of the Company.

Foamex Asia Company Limited and its Subsidiaries

Notes to the financial statements (unaudited)

For the year ended 31 December 2005

10	Property and equipment, net

	Consolidated
				Furniture,
	Leasehold	Leasehold	Machinery	fixtures and
	land	building	and	office		Construction
	improvements	improvements	equipment	equipment	Vehicles	in progress	Total
	(in thousand Baht)
At Cost
At 1 January 2005	31,646	82,673	373,286	47,517	37,936	359	573,417
Additions	1,417	—	11,689	7,220	8,129	3,340	31,795
Transfers, net	(205)	—	480	(275)	—	—	—
Disposals	(401)	—	(958)	(1,441)	(6,638)	—	(9,438)
Exchange differences on translation	985	—	5,505	865	122	—	7,477

At 31 December 2005	33,442	82,673	390,002	53,886	39,549	3,699	603,251

Accumulated depreciation
At 1 January 2005	10,668	7,354	79,603	22,166	22,921	—	142,712
Depreciation charge for the year	5,281	5,511	34,474	8,549	5,208	—	59,023
Transfers, net	(41)	—	96	(55)	-		-
Disposals	(249)	—	(289)	(1,198)	(4,993)	—	(6,729)
Exchange differences on translation	406	—	2,890	418	15	—	3,729

At 31 December 2005	16,065	12,865	116,774	29,880	23,151	—	198,735

Net book value
At 31 December 2005	17,377	69,808	273,228	24,006	16,398	3,699	404,516

Foamex Asia Company Limited and its Subsidiaries

Notes to the financial statements (unaudited)

For the year ended 31 December 2005

11	Intangible assets, net

	At 1 January	Movements during the year		Exchange differences	At 31 December
	2005	Increase	Decrease	on translation	2005
	(in thousand Baht)
Goodwill - cost	34,299	—	—	—	34,299
Less accumulated amortization	(5,267)	—	3,986	1,384	(7,869)

Net	29,032	—	3,986	1,384	26,430

On 26 April 2000, the Company purchased Wilshire Technologies, Inc.’s contamination control division. The goodwill amortization expense for the year ended 31 December 2005 amounted to approximately Baht 4.0 million.

12	Other non-current assets

Consolidated
2005
(in thousands Baht)
Pledged deposits at financial institutions	8,289
Other non-current assets	6,978

Total	15,267

As at 31 December 2005, the Company’s fixed deposits with local banks were pledged as security for letters of guarantee issued by the local bank to various state enterprises, government agencies and companies.

13	Interest-bearing liabilities

Consolidated
2005
(in thousands Baht)
Current
Bank overdrafts
- secured	15,251
- unsecured	6,782

22,033

Short-term loans from financial
institutions (interest at 4.425% to
5.70% p.a.)
- secured	120,000
- unsecured	90,000
210,000

Total	232,033

Non-current
Long-term loans from financial
institutions - secured	75,000
Less portion due within one year	(37,500)

Net	37,500

Foamex Asia Company Limited and its Subsidiaries

Notes to the financial statements (unaudited)

For the year ended 31 December 2005

The Company has obtained credit facilities from a local bank totaling Baht 350 million, including notes payable of Baht 120 million as follows:

	In million Baht	Interest rate	Repayment
Facilities 1 and 2	150	Interest rate at 6.375% p.a. for the first	Eight equal semi-annual
		two years. The higher of the local	installments starting
		bank’s MLR minus 1.25% per annum	from February 2004
		and another local bank’s MLR minus	to August 2007
		0.5% per annum thereafter
		Trust receipt - at the rate of 6.375% per annum

Facility 3	200	Various floating interest rates based on	Less than one year

		type of facility as specified in the agreement

Total	350

The period to maturity of interest-bearing liabilities, excluding finance lease liabilities, is as follows:

Consolidated
2005
(in thousands Baht)
Within one year	37,500
After one year but within five years	37,500

Total	75,000

Secured interest-bearing liabilities are secured on the following assets (net book value).

Consolidated
2005
(in thousands Baht)
Leasehold land improvements	69.8
Machinery	94.8

Total	164.6

As at 31 December 2005 the Company had unutilized credit facilities totaling Baht 11.4 million.

14	Trade and other payables

		Consolidated
		2005
	Note	(in thousands Baht)
Trade and other payables
to related parties	4	91,085
Trade and other payables
to other parties		141,596

Total		232,681

Foamex Asia Company Limited and its Subsidiaries

Notes to the financial statements (unaudited)

For the year ended 31 December 2005

15	Other current liabilities

Consolidated
2005
(in thousands Baht)
Accrued salaries and bonuses	60,145
Other payables	14,962
Accrued commissions	27,654
Others	9,093

Total	111,854

16	Share capital

	Par	2005
	value	Number	Baht
	(in Baht)	(in thousand)
Authorized
At 1 January
- ordinary shares	10	10,500	105,000

At 31 December
- ordinary shares	10	10,500	105,000

Issued and fully paid
At 1 January
- ordinary shares	10	10,500	105,000

At 31 December
- ordinary shares	10	10,500	105,000

17	Reserve

Share premium

The share premium account is set up under the provisions of Civil and Commerce Code, which requires companies to set aside share subscription monies received in excess of the par value of the shares issued to a reserve account (“share premium”). The account is not available for dividend distribution.

Cumulative translation adjustments

The cumulative transaction adjustments recognized in shareholders’ equity relate to:

(a)	foreign exchange differences arising from translation of the financial statements of foreign operations to Thai Baht; and

(b)	foreign exchange differences arising on translation of monetary items which form part of the Group’s net investment in foreign operations, provided certain conditions are met.

Legal reserve

The legal reserve is set up under the provisions of Civil and Commercial code, which requires that a company shall allocate not less than 5% of its net profit to a reserve account (“legal reserve”) at each dividend declaration until this account reaches an amount not less than 10% of the registered authorised capital. The legal reserve is not available for dividend distribution.

Foamex Asia Company Limited and its Subsidiaries

Notes to the financial statements (unaudited)

For the year ended 31 December 2005

18	Other income

Consolidated
2005
(in thousands Baht)
Interest income	4,033
Gain from disposal of fixed assets	1,490
Freight income	1,097
Others	1,880

Total	8,500

19	Cost of sale of goods

Consolidated
2005
(in thousands Baht)
Raw materials	988,425
Labour	76,143
Overheads	153,266
Employee expenses	66,785
Depreciation	40,672
Freight expenses	16,505

Total	1,341,796

20	Selling and administrative expenses

Consolidated
2005
(in thousands Baht)
Employee expenses	130,445
Bonuses	34,989
Freight expenses	27,338
Traveling expense	23,860
Commission expense	23,307
Allowance for obsolete inventories	19,145
Depreciation	18,217
Rental expense	17,211
Allowance for doubtful accounts	7,466
Others	127,153

Total	429,131

21	Provident fund

The Company has established a contributory provident fund covering substantially all employees. Membership is compulsory upon attaining permanent employment status. The Company and employees contribute monthly to the fund at an amount computed based on a certain percentage of each employee’s basic salary depending on the length of employment. The fund is managed by a fund manager in accordance with the terms and conditions prescribed in the Ministerial Regulation No. 2 (B.E. 2532) issued under the Provident Fund Act. B.E. 2530.

Foamex Asia Company Limited and its Subsidiaries

Notes to the financial statements (unaudited)

For the year ended 31 December 2005

The Company’s contributions charged to the statements of income for the year ended December 31, 2005 amounted to Baht 3.3 million.

A subsidiary’s defined contribution plan costs charged to the statements of income for the year ended December 31, 2005 amounted to Baht 11.1 million.

22	Interest expense

		Consolidated
		2005
	Note	(in thousand Baht)
Interest paid and payable to:
- related parties	4	15,975
- financial institutions		15,360

Total		31,335

23	Earnings per share

Basic earnings per share

The calculation of basic earnings per share at 31 December 2005 is based on the profit attributable to ordinary shareholders of Baht 90.9 million and the weighted average number of shares outstanding during the year ended 31 December 2005 of 10,500,000 shares.

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

Consolidated
2005
(in million Baht)
Long-term service agreements
Within one year	21.3
After one year but within five years	35.1
After five years	38.8

Total	95.2

As at 31 December 2005, the Group has long-term operating leases covering office premises, facilities, land and vehicles with various companies for periods of between 2 and 18 years expiring in 2006 to 2018.

Foamex Asia Company Limited and its Subsidiaries

Notes to the financial statements (unaudited)

For the year ended 31 December 2005

26	Contingent liabilities

As at 31 December 2005:

(a)	The Company was contingently liable for letters of guarantee issued by a local bank in favor of various government agencies, state enterprises and companies totaling Baht 12.8 million.

(b)	The Company had unused letters of credit amounting to approximately Baht 1.7 million.

27	Significant differences between Thai GAAP and US GAAP

The accompanying consolidated financial statements for the years ended 31 December 2005 have been prepared in accordance with generally accepted accounting principles in Thailand (“Thai GAAP”), which differ in certain significant respects from generally accepted accounting principles in the United States of America (“US GAAP”). Significant differences between Thai GAAP and US GAAP, as applicable to the Company are as follows:

(a)	Goodwill

In accordance with SFAS No. 142, goodwill is tested for impairment annually. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value.

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

In accordance with SFAS No. 130, other comprehensive income or loss items are revenues, expenses, gains and losses that under generally accounting principles are excluded from net profit and reflected as a component of shareholders’ equity, including reserves for currency translation changes.

Foamex Asia Company Limited and its Subsidiaries

Notes to the financial statements (unaudited)

For the year ended 31 December 2005

Under Thai GAAP, a company is given the option to present a statement showing (i) all changes in equity; or (ii) changes in equity other than those arising from capital transactions with owners and distributions to owners (i.e. statement of comprehensive income). The Company has chosen to present all changes in equity.

The significant differences between Thai GAAP and US GAAP for the year ended 31 December 2005 are summarized as follows:

2005
(in thousands Baht)
Consolidated net profit under Thai GAAP	90,900
US GAAP Adjustments
Amortization of Goodwill	4,066
Income taxes	(5,848)

Consolidated net profit under US GAAP	89,118

2005
(in Baht)
Basic earnings per share under Thai GAAP	8.66
US GAAP adjustments	(0.17)

Basic earnings per share under US GAAP	8.49

31 December 2005
(in thousands Baht)
Consolidated total shareholders’ equity under Thai GAAP	532,013
US GAAP adjustments
- Goodwill	9,464
- Income taxes	6,094

Consolidated total shareholders’ equity under US GAAP	547,571

The comprehensive income for the year ended 31 December 2005 is as follows:

2005
(in thousands Baht)
Consolidated net profit under US GAAP	89,118
Reserves for currency translation changes	16,017

Consolidated comprehensive income under US GAAP	105,135

(d)	Presentation of the consolidated statement of cash flows

In accordance with SFAS No. 95, cash payments and cash receipts from interest are classified as cash flows from operating activities.

Under Thai GAAP, cash receipts from interest are classified as cash flows from investing activities while cash payments for interest are classified as cash flows from financing activities.

The reconciliation of the presentation of the consolidated statement of cash flows under Thai GAAP to US GAAP is as follows:

Foamex Asia Company Limited and its Subsidiaries

Notes to the financial statements (unaudited)

For the year ended 31 December 2005

2005
(in thousands Baht)
Net cash provided by operating activities under Thai GAAP	182,914
US GAAP Adjustments
- Interest received	2,901
- Interest payment	(17,006)

Net cash provided by (used by) operating
activities under US GAAP	168,809

2005
(in thousands Baht)
Net cash used in investing activities under Thai GAAP	(25,942)
US GAAP Adjustments
- Interest received	(2,901)

Net cash used in investing activities under US GAAP	(28,843)

2005
(in thousands Baht)
Net cash (used in) provided by financing activities
under Thai GAAP	(29,354)
US GAAP Adjustments
- Interest paid	17,006

Net cash (used in) provided by financing
activities under US GAAP	(12,348)

2005
(in thousands Baht)
Net effect of currency translation adjustments in cash
and deposit at financial institutions	(1,261)

Net increase (decrease) in cash and deposits at financial
institutions under Thai GAAP	126,357

Net increase (decrease) in cash and deposits at financial
institutions under US GAAP	126,357

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

For the year ended 31 December 2005

28	Additional US GAAP disclosures

(a)	Income taxes

The provision for income taxes is summarized as follows:

2005
(in thousands Baht)
Income tax expense
Current year - under Thai GAAP	28,157
Deferred income tax expense (benefit)
US GAAP adjustments - deferred income tax expense (benefit)	5,848

Total income tax expense under US GAAP	34,005

The tax effect of temporary differences that give rise to deferred income tax assets and liabilities are as follows:

2005
(in thousands Baht)

Deferred income tax assets
- Allowance for doubtful accounts	1,777
- Allowance for decline in value and obsolescence of inventories	6,674
- Net operating loss carryforwards	7,579
- Other, net	117

16,147
Deferred income tax liabilities
- Property and equipment	(7,559)
- Goodwill	(2,494)

(10,053)

Net deferred income tax assets	6,094

(b)	Fair value of financial instruments

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

The carrying amounts of long-term loans from financial institutions approximate fair value as this instrument bears interest at the market rate.

The fair values of financial assets and financial liabilities which were different from the carrying amounts were as follows:

	31 December 2005

	Carrying amount	Fair value
	(in thousand Baht)
Loans to employees and directors	33,983	25,231
Long-term loans from related parties	299,742	302,783

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

Schedule I

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

	December 30,	December 31,
	2007	2006

ASSETS	(thousands, except share data)
Other assets	$ 586	$ 3,908

TOTAL ASSETS	$ 586	$ 3,908

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable	$ 31	$ 2
Other accrued liabilities	3,697	3,078

Deficit in consolidated subsidiaries	294,979	397,221

Total liabilities	298,707	400,301

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred Stock, par value $.01 per share:
Authorized 7,000,000 shares, none issued
Series B Preferred Stock $1.00 per share in 2006	—	15
Common Stock, par value $.01 per share:
Authorized 193,000,000 shares
Issued 24,375,480 shares in 2007 and 7,162,054 shares in 2006;
Outstanding 23,490,281 shares in 2007 and 6,276,855 shares in 2006	244	72
Additional paid-in capital	247,271	105,641
Accumulated deficit	(479,228)	(432,561)
Accumulated other comprehensive loss	(29,218)	(32,370)
Other:
Common Stock held in treasury, at cost:
885,199 shares in 2007 and 2006	(27,969)	(27,969)
Shareholder note receivable	(9,221)	(9,221)

Total stockholders’ deficiency	(298,121)	(396,393)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 586	$ 3,908

See notes to consolidated financial statements, beginning on Page F-8.

(continued)

S-2

Schedule I

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS

	2007	2006	2005

	(amounts in thousands except per share amounts)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$ 822	$ 1,039	$ 944

LOSS FROM OPERATIONS	(822)	(1,039)	(944)

EQUITY IN INCOME (LOSS) OF CONSOLIDATED SUBSIDIARIES	(44,365)	12,253	(42,696)

OTHER INCOME, NET	218	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(44,969)	11,214	(43,640)

PROVISION (BENEFIT) FOR INCOME TAXES	284	(714)	(1,815)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(45,253)	11,928	(41,825)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(1,414)	420	(10,920)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(46,667)	12,348	(52,745)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	―	(3,499)

NET INCOME (LOSS)	$(46,667)	$12,348	$(56,244)

INCOME (LOSS) PER SHARE – BASIC (a)
INCOME (LOSS) FROM CONTINUING OPERATIONS	$ (2.08)	$ 1.29	$ (4.56)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(0.06)	0.05	(1.19)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(2.14)	1.34	(5.75)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	―	(0.38)

NET INCOME (LOSS)	$ (2.14)	$ 1.34	$ (6.13)

INCOME (LOSS) PER SHARE – DILUTED (a)
INCOME (LOSS) FROM CONTINUING OPERATIONS	$ (2.08)	$ 1.24	$ (4.56)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(0.06)	0.04	(1.19)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(2.14)	1.28	(5.75)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	―	(0.38)

NET INCOME (LOSS)	$ (2.14)	$ 1.28	$ (6.13)

(a)	Per share data has been adjusted for all periods presented pursuant to the rights offering under the Plan and for the reverse stock split at a ratio of one-for-four effective April 30, 2007.

See notes to consolidated financial statements, beginning on Page F-8.

(continued)

Schedule I

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS

	2007	2006	2005

OPERATING ACTIVITIES	(thousands)
Net income (loss)	$(46,667)	$12,348	$(56,244)
Adjustments to reconcile net income (loss) to
net cash provided by (used for) operating activities:
Equity in (earnings) losses of consolidated subsidiaries	44,365	(12,253)	42,696
Discontinued operations	1,414	(420)	10,920
Cumulative effect of accounting change	—	—	3,499
Other	164	—	176
Changes in operating assets and liabilities:
Intercompany receivables	1,001	2,613	(21)
Accounts payable	29	—	1
Other assets and liabilities	924	(4,583)	(1,911)

Net cash used for operating activities	1,230	(2,295)	(884)

INVESTING ACTIVITIES
Distribution from (to) subsidiaries	(144,552)	498	863

Net cash provided by (used for) investing activities	(144,552)	498	863

FINANCING ACTIVITIES
Net proceeds from rights offering	143,072	—	—
Proceeds from exercise of stock options	237	1,818	2
Increase (decrease) in cash overdraft	13	(21)	19

Net cash provided by (used for) financing activities	143,322	1,797	21

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	—	—

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	—	—	—

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$ —	$ —	$ —

See notes to consolidated financial statements, beginning on Page F-8.

Schedule II

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(thousands)

	Balance at	Charged to	Charged			Balance at
	Beginning of	Costs and	to Other			End of
	Period	Expenses	Accounts		Deductions	Period

YEAR ENDED DECEMBER 30, 2007
Allowance for Uncollectible Accounts	$11,242	$1,680	$ ―		$ 3,974	$ 8,948

Reserve for Discounts	$ 1,841	$ ―	$10,061	(1)	$10,661	$ 1,241

YEAR ENDED DECEMBER 31, 2006
Allowance for Uncollectible Accounts	$11,417	$ 524	$ ―		$ 699	$11,242

Reserve for Discounts	$ 2,385	$ ―	$15,751	(1)	$16,295	$ 1,841

YEAR ENDED JANUARY 1, 2006
Allowance for Uncollectible Accounts	$ 7,054	$6,204	$ ―		$ 1,841	$11,417

Reserve for Discounts	$ 1,947	$ ―	$15,173	(1)	$14,735	$ 2,385

(1)	Adjustments reflect a reduction in net sales.

S-5