Form 10-K/A
period 2007-12-30
FOAMEX INTERNATIONAL INC
filed 2008-04-07
CIK 912908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

DOCUMENTS INCORPORATED BY REFERENCE

None

FOAMEX INTERNATIONAL INC.

INDEX

Page

Explanatory Note	3

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchase of Equity Securities	3

Part IV

Item 15.	Exhibits and Financial Statement Schedules	4

Signatures	5

EXPLANATORY NOTE:

Foamex International Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 30, 2007 to include the Comparison of 5 Year Cumulative Total Return Graph which was inadvertently omitted from Part II, Item 5 in the original filing of Form 10-K due to a software conversion problem.

This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-K. With this Amendment No. 1, the principal executive officer and principal financial officer of the Company have reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(3)	Exhibits.

31.1*	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	-	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 7th day of April 2008.

FOAMEX INTERNATIONAL INC.

By:	/s/ John G. Johnson, Jr.
Name:	John G. Johnson, Jr.
Title:	President and Chief Executive Officer

By:	/s/ Robert M. Larney
Name:	Robert M. Larney
Title:	Executive Vice President and
Chief Financial Officer

5