Form 10-K/A
period 2007-12-30
FOAMEX INTERNATIONAL INC
filed 2008-04-17
CIK 912908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

None

FOAMEX INTERNATIONAL INC.

INDEX

Page

Explanatory Note	3

Foamex Asia Company Limited

Audit Report of Certified Public Accountant	3

Part IV

Item 15.	Exhibits and Financial Statement Schedules	4

Signatures	5

EXPLANATORY NOTE:

Foamex International Inc. (the "Company") is filing this Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 30, 2007 to include the Audit Report of Certified Public Accountant which was inadvertently omitted from the financial statements of Foamex Asia Company Limited required by Regulation S-X 2-10, 3-09 in the original filing of Form 10-K due to a software conversion problem.

This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-K. With this Amendment No. 2, the principal executive officer and principal financial officer of the Company have reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

Audit Report of Certified Public Accountant

To the Board of Directors and Shareholders of Foamex Asia Company Limited

I have audited the accompanying consolidated balance sheets of Foamex Asia Company Limited and its subsidiaries as at 31 August 2007 and 31 December 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the period from 1 January 2007 to 31 August 2007 and for the year ended 31 December 2006. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foamex Asia Company Limited and its subsidiaries as at 31 August 2007 and 31 December 2006, and the result of their operations and their cash flows for the period from 1 January 2007 to 31 August 2007 and for the year ended 31 December 2006 in conformity with generally accepted accounting principles in Thailand.

Accounting principles generally accepted in Thailand vary in certain significant respects from U.S. generally accepted accounting principles. Information relating to the nature and effect of such differences is presented in Notes 28 and 29 to the consolidated financial statements.

(Vairoj Jindamaneepitak)

Certified Public Accountant

Registration No. 3565

KPMG Phoomchai Audit Ltd.

Bangkok

17 March 2008

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 17th day of April 2008.

FOAMEX INTERNATIONAL INC.

By:	/s/ John G. Johnson, Jr.
Name:	John G. Johnson, Jr.
Title:	President and Chief Executive Officer

By:	/s/ Robert M. Larney
Name:	Robert M. Larney
Title:	Executive Vice President and
Chief Financial Officer

5