Form 10-Q
period 2008-03-30
FOAMEX INTERNATIONAL INC
filed 2008-05-09
CIK 912908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated file” in Rule 12b-2 of the Exchange Act (check one) Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the a court. YES ☒ NO ☐

The number of shares of the registrant’s common stock outstanding as of May 5, 2008 was 24,949,597.

FOAMEX INTERNATIONAL INC.

INDEX

Page
Part I.	Financial Information

Item 1.	Financial Statements (unaudited).

Condensed Consolidated Statements of Operations – Quarters Ended

March 30, 2008 and April 1, 2007	3

Condensed Consolidated Balance Sheets as of March 30, 2008 and December 30, 2007	4

Condensed Consolidated Statements of Cash Flows – Quarters Ended

March 30, 2008 and April 1, 2007	5

Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results
of Operations.	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	27

Item 4.	Controls and Procedures.	27

Part II.	Other Information

Item 1.	Legal Proceedings.	29

Item 1A.	Risk Factors.	29

Item 6.	Exhibits.	29

Signatures	30

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Quarters Ended
	March 30,	April 1,
	2008	2007
	(thousands, except per share amounts)
NET SALES	$241,469	$306,194
COST OF GOODS SOLD	220,315	266,445
GROSS PROFIT	21,154	39,749
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	16,280	17,290
GAIN ON SALE OF ASSETS	565	104
RESTRUCTURING CHARGES	962	403
GOODWILL IMPAIRMENT CHARGE	38,478	–

INCOME (LOSS) FROM OPERATIONS	(34,001)	22,160
INTEREST AND DEBT ISSUANCE EXPENSE	(13,498)	(29,200)
INCOME FROM EQUITY INTEREST IN JOINT VENTURE	–	466
OTHER INCOME (EXPENSE), NET	(850)	(175)
REORGANIZATION ITEMS, NET	–	(8,256)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(48,349)	(15,005)
PROVISION FOR INCOME TAXES	228	790
LOSS FROM CONTINUING OPERATIONS	(48,577)	(15,795)
LOSS FROM DISCONTINUED OPERATIONS	–	(1,801)
NET LOSS	$(48,577)	$(17,596)

LOSS PER SHARE – BASIC:
LOSS FROM CONTINUING OPERATIONS	$ (2.05)	$ (0.93)
LOSS FROM DISCONTINUED OPERATIONS	–	(0.11)
NET LOSS	$ (2.05)	$ (1.04)

LOSS PER SHARE - DILUTED
LOSS FROM CONTINUING OPERATIONS	$ (2.05)	$ (0.93)
LOSS FROM DISCONTINUED OPERATIONS	–	(0.11)
NET LOSS	$ (2.05)	$ (1.04)

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC	23,741	16,897
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED	23,741	16,897

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

March 30, 2008	December 30, 2007

ASSETS	(thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents	$ 4,629	$ 5,182
Accounts receivable, net of allowances of $11,645 and $10,189	142,343	148,696
Inventories	91,518	94,157
Assets held for sale	5,036	5,036
Other current assets	11,220	11,514
Total current assets	254,746	264,585

Property, plant and equipment	316,632	315,678
Less accumulated depreciation	(226,542)	(224,809)
NET PROPERTY, PLANT AND EQUIPMENT	90,090	90,869

GOODWILL	13,869	52,347

DEBT ISSUANCE COSTS, net of accumulated amortization of $2,927 and $2,284	16,447	13,220

SOFTWARE COSTS, net of accumulated amortization of $16,436 and $15,762	3,275	3,949

OTHER ASSETS	5,930	5,580

TOTAL ASSETS	$384,357	$430,550

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Current portion of long-term debt	$ 6,138	$ 6,189
Accounts payable	96,330	101,236
Accrued employee compensation and benefits	13,974	13,099
Accrued interest	9,120	9,780
Accrued customer rebates	5,138	6,272
Cash overdrafts	4,805	729
Other accrued liabilities	18,811	19,071
Total current liabilities	154,316	156,376

LONG-TERM DEBT	534,732	527,904

ACCRUED EMPLOYEE BENEFITS	23,716	26,681

OTHER LIABILITIES	26,745	17,710

Total liabilities	739,509	728,671

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred Stock Series D in 2008, par value $0.01 per share:
Authorized 7,000,000 shares in total, 60,000 shares Series D, none issued	–	–
Common Stock, par value $.01 per share:
Authorized 193,000,000 shares
Issued 25,216,212 and 24,375,480 shares, respectively	252	244
Additional paid-in capital	246,403	247,271
Accumulated deficit	(527,805)	(479,228)
Accumulated other comprehensive loss	(36,812)	(29,218)
Common stock held in treasury, at cost: 885,199 shares	(27,969)	(27,969)
Shareholder note receivable	(9,221)	(9,221)
Total stockholders’ deficiency	(355,152)	(298,121)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$384,357	$430,550

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Quarters Ended
	March 30,	April 1,
	2008	2007
	(thousands)
OPERATING ACTIVITIES
Net loss	$(48,577)	$(17,596)
Adjustments to reconcile net loss to net cash used for operating activities
Loss from discontinued operations	–	1,801
Depreciation and amortization	4,060	4,299
Amortization of debt issuance costs and other noncash interest	2,969	1,463
Goodwill impairment charge	38,478	–
Other operating activities	(1,006)	17,660
Accrued interest	(660)	(87,480)
Changes in operating assets and liabilities, net	(588)	(765)

Net cash used for operating activities before discontinued
operations and reorganization items	(5,324)	(80,618)
Cash used for discontinued operations	–	(383)
Cash used for reorganization items	–	(10,339)
Net cash used for operating activities	(5,324)	(91,340)

INVESTING ACTIVITIES
Capital expenditures	(2,879)	(2,818)
Proceeds from sale of assets	667	1,021
Other investing activities	–	(37)
Net cash used for investing activities	(2,212)	(1,834)

FINANCING ACTIVITIES
Repayments of DIP revolving loans, net	–	(56,331)
Proceeds from revolving loans, net	6,830	20,991
Proceeds from term loans	–	600,000
Repayments of long-term debt	(53)	(580,134)
Debt issuance costs	(3,870)	(16,650)
Net proceeds from rights offering	–	143,072
Debt prepayment premiums	–	(11,767)
Increase (decrease) in cash overdrafts	4,076	(4,223)
Other	–	23
Net cash provided by financing activities	6,983	94,981

Net increase (decrease) in cash and cash equivalents	(553)	1,807

Cash and cash equivalents at beginning of period	5,182	5,974

Cash and cash equivalents at end of period	$ 4,629	$ 7,781

Supplemental Information:
Cash paid for interest	$11,189	$115,441
Cash paid (refunded) for income taxes, net	$ (152)	$ 124
Noncash mark to market adjustment for derivatives	$(7,378)	$ 500

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	BASIS OF PRESENTATION

Organization

Foamex International Inc. (the “Company”) operates in the flexible polyurethane and advanced polymer foam products industry. The Company’s operations are primarily conducted through its wholly-owned subsidiary, Foamex L.P. Foamex L.P. conducts foreign operations through Foamex Canada Inc. (“Foamex Canada”) and Foamex Latin America, Inc. Financial information concerning the business segments of the Company is included in Note 14.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary to present fairly the Company’s consolidated financial position and results of operations, have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2007 Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of trends or of results for a full year.

The condensed consolidated balance sheet as of December 30, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Adoption of New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which addresses how companies should measure fair value when required for recognition or disclosure purposes under GAAP. The standard’s provisions will be applied to existing accounting measurements and related disclosure that are based on fair value. SFAS No. 157 does not require any new fair value measurements. The standard applies a common definition of fair value to be used throughout GAAP, with emphasis on fair value as a “market-based” measurement versus an entity-specific measurement and establishes a hierarchy of fair value measurement methods. The disclosure requirements are expanded to include the extent to which companies use fair value measurements, the methods and assumptions used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The FASB, on February 12, 2008, issued FASB Staff Position (“FSP”) FAS No. 157-2. This FSP permits a delay in the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. On February 14, 2008, the FASB issued FSP FAS 157-1 to exclude SFAS No. 13, “Accounting for Leases”, and its related interpretive accounting pronouncements from the scope of SFAS No. 157.

The Company adopted SFAS No. 157 as of December 31, 2007, with the exception of the application of the statement to non-recurring non-financial assets and liabilities. Non-recurring non-financial assets and liabilities for which the Company has not applied the provision of SFAS No. 157 include those measured at fair value in goodwill impairment testing, asset retirement obligations initially measured at fair value, and those initially measured

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	BASIS OF PRESENTATION (continued)

at fair value in a business combination. During the quarter ended March 30, 2008, the Company applied SFAS No. 157 to measure the fair value of its derivatives.

New Accounting Standards

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

In December 2007, the FASB issued Statement of Financial Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”), which changes the accounting and reporting for minority interests and for the deconsolidation of a subsidiary. It also clarifies that a third-party, non-controlling interest in a consolidated subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also requires disclosure that clearly identifies and distinguishes between the interests of the parent and the interest of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. SFAS No. 160 will be adopted by the Company on December 29, 2008. The Company does not expect the impact of adoption on its consolidated financial statements to be material.

In March 2008, the Financial Accounting Standards Board issued Statement of Financing Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 achieves these improvements by required disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 will be adopted by the Company on December 29, 2008. The Company is currently evaluating the disclosure impact of adoption on its consolidated financial statements.

2.	CHANGES IN BUSINESS

During 2007, the Company consolidated the operations of its Eddystone, PA manufacturing facility into its Fort Wayne, IN manufacturing facility. The Company intends to sell the Eddystone, PA facility and has included the $5.0 million net book value of the assets as held for sale in the accompanying condensed consolidated balance sheets at March 30, 2008 and December 30, 2007.

On September 26, 2007, the Company completed the sale of its stand-alone carpet cushion facilities located in Fairless Hills, PA; Dallas, TX; and Orlando, FL for net proceeds of approximately $9.7 million. The three plants were components under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and continuing cash flows of the Company that are related to the three plants are limited to the discretionary sale of scrap foam to the buyer of the plants which aggregated $0.9 million in the period from the sale through December 30, 2007 and $0.7 million in the quarter ended March 30, 2008. The Company will not have any significant continuing involvement in the operation of the three plants. Therefore, the operations and disposition of the three plants are reported as discontinued operations in the

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2.	CHANGES IN BUSINESS (continued)

accompanying condensed consolidated statement of operations for the quarter ended April 1, 2007. The Company has repaid approximately $9.7 million of first lien term debt with the sale proceeds and included interest expense in discontinued operations of $0.2 million in the quarter ended April 1, 2007.

Results of operations for the three plants were:

Quarter Ended April 1, 2007
(thousands, except per share amounts)
Net sales	$10,969
Gross profit	$ (1,291)
Net loss	$ (1,801)
Net loss per diluted share	$ (0.11)

3.	GOODWILL IMPAIRMENT

At the end of 2007, the Company conducted a step one goodwill impairment test of its reporting units. The Technical Products reporting unit passed the step one impairment test. However, the Foam Products reporting unit failed the step one test, reflecting industry conditions, and indicating that its goodwill was impaired. In accordance with Statement of Financial Accounting Standards No. 142, the Company estimated the impairment at $36.9 million and recorded a charge for that amount in the fourth quarter of 2007. The Company obtained formal third party appraisals of the reporting unit’s property, plant and equipment and its intangible assets in the quarter ended March 30, 2008 to determine the final amount of the goodwill impairment and, as a result, recorded an additional goodwill impairment charge of $38.5 million. The remaining goodwill on the condensed consolidated balance sheet at March 30, 2008 is related to the Technical Products reporting unit.

4.	REORGANIZATION ITEMS

The Company, which emerged from bankruptcy on February 12, 2007, incurred certain professional fees and other expenses directly associated with the bankruptcy cases. Such costs are classified as reorganization items, net in the accompanying condensed consolidated statement of operations for the quarter ended April 1, 2007 and consisted of the following:

Quarter Ended
April 1, 2007
(thousands)
Professional fees associated with bankruptcy	$(9,676)
Net gain on rejected contracts	1,420
$(8,256)

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.	LOSS PER SHARE

The following table shows the amounts used in computing loss per share.

	Quarters Ended
	March 30,	April 1,
	2008	2007
	(thousands, except per share amounts)
Basic and diluted:
Loss from continuing operations	$(48,577)	$(15,795)
Loss from discontinued operations	–	(1,801)
Net loss	$(48,577)	$(17,596)

Weighted average common shares outstanding (a)	23,741	16,897

Loss from continuing operations	$ (2.05)	$ (0.93)
Loss from discontinued operations	–	(0.11)
Net loss per share	$ (2.05)	$ (1.04)

(a)

Weighted average shares outstanding are the same for basic and diluted because the inclusion of any incremental shares would be antidilutive. Potential incremental shares from stock options of 1,034,927 in the quarter ended March 30, 2008 and 162,033 in the quarter ended April 1, 2007 were not included in the calculation of diluted earnings per share because the Company had a net loss and these shares would be antidilutive.

6.	ACCOUNTING FOR STOCK-BASED COMPENSATION

The Foamex International Inc. 2007 Management Incentive Plan became effective on February 12, 2007 (the “MIP”). The MIP provides for the issuance of stock incentive awards, including options and stock appreciation rights, for up to 2,325,000 shares of common stock.

The Foamex International Inc. 2002 Stock Award Plan, as amended (the “2002 Stock Award Plan”) provides for the issuance of nonqualified and incentive stock options for common stock of the Company. Eligibility extends to employees, directors and consultants of the Company, including its subsidiaries and affiliates. At the Annual Meeting of Stockholders on May 25, 2004, stockholders approved an increase in the number of shares reserved for issuance under the 2002 Stock Award Plan by 625,000 shares. As of March 30, 2008, 1,150,000 shares of the Company’s common stock are reserved for issuance under the 2002 Stock Award Plan.

The 2002 Stock Award Plan also provides for stock appreciation rights, restricted stock, phantom stock units, performance share units and/or stock bonuses, although none of these awards have been issued. Of the 1,150,000 shares of the Company’s common stock reserved under the 2002 Stock Award Plan, 125,000 shares are available for awards of restricted stock, phantom stock units, performance share units and/or stock bonuses.

The price and terms of options under the plans discussed above are at the discretion of the Company, except that the term of the option cannot exceed ten years.

Stock-based compensation expense was $0.2 million and $0.1 million in the quarters ended March 30, 2008 and April 1, 2007, respectively. There were no tax benefits due to the valuation allowance on U.S. deferred tax assets.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.	ACCOUNTING FOR STOCK-BASED COMPENSATION (continued)

Stock Options

During the first quarter of 2008, the Company granted stock options for 629,946 shares under the MIP. Terms of the stock options included four-year pro-rata vesting and a 10-year term. There were no option grants in the first quarter of 2007.

The fair value of each option was estimated on the grant date using the Black-Scholes option-pricing model. Based on the assumptions listed below, the weighted average fair value of options granted with an option price equal to fair market value was $2.24 per option in 2008. Expense is recognized on a straight-line basis over the expected service period.

Expected life in years	4.59
Risk-free interest rate	2.37%
Volatility	106.14%
Dividend yield	0.00%

The assumption for the expected life of the options was based on the Company’s experience both in terms in the type of awards and employee groups. The risk-free interest rate was based on the weighted average U.S. Treasury strip rates over the contractual term of the stock options. Volatility was based on the long-term historical measurement matching the expected life of the option adjusted for the volatility impact during the bankruptcy period.

The following table includes option activity for the first quarter of 2008.

	First Quarter of 2008
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Instrinsic
	Shares	Price	Term	Value
				(thousands)
Outstanding at December 31, 2007	419,547	$14.69
Granted	629,946	$3.11
Exercised	–
Forfeited/expired	(14,566)	$27.36
Outstanding at March 30, 2008	1,034,927	$7.47	8.3 years	$–

Exercisable at March 30, 2008	186,159	$19.87	2.2 years	$–

Total unrecognized compensation cost related to unvested stock option awards was $1.9 million at March 30, 2008 and is expected to be recognized over a weighted-average period of 3.3 years.

Performance Stock Awards

The Company has issued performance stock awards under the MIP. Terms of the performance stock awards included annual vesting over a 3-year period. Annual vesting for the awards outstanding at December 31, 2007 and a portion of the awards granted in 2008 is dependent on the attainment of annual earnings levels specified in the MIP.

The fair value of the performance stock awards is based on the grant-date stock price and related compensation expense is based on the number of shares that are probable of being earned during the respective year.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.	ACCOUNTING FOR STOCK-BASED COMPENSATION (continued)

The following table includes performance stock award activity for the quarter ended March 30, 2008.

		Weighted Average
		Grant Date
Performance Stock Awards	Shares	Fair Value
Outstanding at December 31, 2007, unvested	87,772	$ 9.28
Granted	379,306	$ 3.11
Vested	–
Cancelled	(29,441)	$10.20
Outstanding at March 30, 2008, unvested	437,637	$ 3.87

At March 30, 2008, there was $0.9 million of unrecognized compensation that may be recognized over the 2008-2011 period based on the attainment of the performance levels discussed above.

Deferred Stock Awards

During the first quarter of 2008, the Company issued deferred common stock awards under the MIP. Terms of the deferred stock awards included three-year pro-rata vesting from the grant date.

During 2007, the Company issued deferred common stock awards under the MIP. Terms of the deferred stock awards included four-year pro-rata vesting from the 2007 grant date.

The fair value of the deferred stock awards is the grant-date stock price and related compensation expense is recognized over the requisite service period.

The following table includes deferred stock award activity for the first quarter of 2008.

		Weighted Average
		Grant Date
Deferred Stock Awards	Shares	Fair Value
Outstanding at December 31, 2007, unvested	37,850	$10.20
Granted	379,306	$ 3.11
Vested	–
Cancelled	–
Outstanding at March 30, 2008, unvested	417,156	$ 3.75

At March 30, 2008, there was $1.1 million of unrecognized compensation that may be recognized over the 2008-2011 period assuming completion of the service requirements.

7.	RESTRUCTURING CHARGES

Restructuring charges in the quarter ended March 30, 2008 are primarily shutdown costs for a manufacturing facility and severance expenses related to the termination of 25 employees.

The following table sets forth the components of the Company’s restructuring accruals and activity for the quarter ended March 30, 2008:

		Plant Closure	Personnel
	Total	and Leases	Reductions
	(millions)
Balance at December 31, 2007	$4.5	$1.0	$3.5
Restructuring charges	1.0	0.5	0.5
Cash spending	(2.2)	(0.9)	(1.3)
Balance at March 30, 2008	$3.3	$0.6	$2.7

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.	INVENTORIES

The components of inventories are listed below.

	March 30,	December 30,
	2008	2007
	(thousands)
Raw materials and supplies	$58,426	$58,947
Work-in-process	21,930	23,491
Finished goods	11,162	11,719
Total	$91,518	$94,157

9.	REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT

The components of revolving credit borrowings and long-term debt are listed below.

	March 30,	December 30,
	2008	2007
	(thousands)
New senior secured credit facilities (1)
Revolving credit facility	$ 14,732	$ 7,902
First lien term loan	345,000	345,000
Second lien term loan	175,000	175,000

Industrial revenue bond (2)	6,000	6,000
Other	138	191
	540,870	534,093

Less current portion	6,138	6,189

Long-term debt	$534,732	$527,904

(1)	Subsidiary debt of Foamex L.P., guaranteed by the Company, FMXI, LLC and Foamex Canada.
(2)	Subsidiary debt of Foamex L.P.

New Senior Secured Credit Facilities

On February 12, 2007, Foamex L.P. entered into new senior secured credit facilities consisting of a $175.0 million revolving credit facility, including a sub-limit of $45.0 million for letters of credit and term loan facilities aggregating $600.0 million including $425.0 million under a first lien term loan facility and $175.0 million under a second lien term loan facility. Substantially all of the assets of Foamex L.P. and its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the revolving credit facility are subject to a borrowing base formula based on eligible accounts receivable and bear interest at floating rates based upon either LIBOR or a Base Rate, as defined, including an applicable margin. The revolving credit facility will mature on February 12, 2012. Borrowings under the term loan facilities also bear interest at floating rates based upon and including a margin over either Eurodollar or a Base Rate, as defined. The first lien term loan facility is subject to quarterly principal repayments initially equal to approximately $1.1 million, and annual excess cash flow repayments, as defined, with the balance maturing on February 12, 2013. The second lien term loan facility matures on February 12, 2014 and is subject to a prepayment premium of 2.0% during the first year and 1.0% during the second year. Foamex L.P. capitalized debt issuance costs of $17.1 million relating to the facilities, which is being amortized over the life of the debt using the effective interest method.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.	REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT (continued)

Foamex L.P. borrowed approximately $13.4 million under the $175.0 million revolving credit facility and the full amounts of the first lien term loan facility and second lien term loan facility on February 12, 2007 to pay amounts due under the Company’s second amended plan of reorganization (the “Plan”). The initial weighted average interest rates were 8.25%, 7.57% and 10.07%, respectively.

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

Foamex L.P. was in compliance with its debt covenants as of December 30, 2007 and as of the March 30, 2008 Test Period, as defined, after application of the Equity Cure, as discussed below. The loan agreements governing the first and second lien term loans permit the Company to cure violations of the leverage ratio and the consolidated interest coverage ratio covenants through sales of stock to certain holders of its common stock who meet specified criteria, the proceeds of which when contributed to Foamex L.P. will be deemed to be an addition to Consolidated EBITDA, as defined, for purposes of the ratio calculations. The sales can be made in no more than two of any four consecutive quarters and are limited to the lesser of (i) $20.0 million and (ii) the amount required to cure such violations for each quarter. On February 13, 2008, the Company received firm, legally enforceable commitments from eligible holders of its common stock to make up to $20.0 million of additional investments to be used to cure potential violations of the leverage ratio and consolidated interest coverage ratio covenants (the “Equity Cure”). The eligible holders are entitled to a premium, payable in shares of the Company’s common stock, equal to 5% of the maximum amount committed. The Company issued 620,083 shares of common stock to the applicable stockholders in satisfaction of the premium liability on April 22, 2008.

On April 17, 2008, the Company exercised its option under the Equity Cure to require the applicable stockholders to purchase shares of its capital stock for an aggregate amount of $18.5 million. The stockholders purchased 18,500 shares of a new Series D preferred stock for $1,000 per share, which was issued to them on April 22, 2008. The Company contributed the proceeds from the preferred stock sale to Foamex L.P. to be used to pay for ordinary course expenditures and to be applied as required to cure any covenant shortfall for the Test Period ended March 30, 2008. Approximately $17.9 million and approximately $13.6 million was applied to Consolidated EBITDA under the first lien term loan facility and the second lien term loan facility, respectively, to achieve the required leverage ratio covenants of 5.50 to 1.00 and 5.75 to 1.00 under the first lien term loan facility and the second lien term loan facility, respectively, as of March 30, 2008. The application of the Equity Cure as an addition to Consolidated EBITDA as of March 30, 2008 will continue to be applicable for the following three quarterly Test Periods. The Company retains the option to require the purchase of an additional $1.5 million of capital stock under the Equity Cure.

The Company has developed a plan to deleverage Foamex L.P.’s balance sheet. The Company intends to raise equity capital to reduce Foamex L.P.’s debt balances through the combination of a Rights Offering, as defined below, and a Second Lien Offering, as defined below, that it announced on March 12, 2008, as well as equity commitments that it obtained on April 1, 2008. Under the Rights Offering, the Company would issue rights to purchase additional shares of common stock to its existing stockholders at a price of $0.65 per share (the “Rights Offering”). Under the Second Lien Offering, the Company would permit Foamex L.P.’s second lien term loan lenders to acquire common stock at the same price as in the Rights Offering using their second lien term loans at par value (the “Second Lien Offering”). Any cash received after fees and expenses would be used to repay first lien term loans while second lien term loans received in the Second Lien Offering would be cancelled. Based on current forecasts and debt levels, and after consideration of the deleveraging plan, Foamex L.P. believes it is likely to remain in compliance with its covenants for each of the remaining quarterly Test Periods in 2008.

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

On April 1, 2008, certain significant equityholders and the Company entered into an equity commitment agreement that includes put option agreements that require each significant equityholder to purchase a certain number of shares of common stock. The committed significant equityholders have a $100.0 million obligation that they may satisfy by participating in either the Rights Offering or the Second Lien Offering. The significant equityholders will receive a put option premium of approximately $7.9 million, payable in shares of the Company’s common stock at the Rights Offering price.

If the Rights Offering and the Second Lien Offering are not consummated, under the terms of the equity commitment agreement, the Company retains the right, under the terms of a put option agreement, to require the committed significant equityholders to purchase $100.0 million of the Company’s common stock for cash or through the exchange of second lien term loans (the “Put Option”), which when combined with up to $20.0 million of additional investment from the Equity Cure will provide the Company with sufficient funding to repay debt and enable Foamex L.P. to remain in compliance with the leverage ratio and consolidated interest coverage ratio covenants and continue as a going concern. However, the terms of the equity commitment agreement prevent the Company from exercising the Put Option, if the Company does not reasonably expect, at the time of exercise, that the $100.0 million purchase of the Company’s common stock by the committed significant equityholders, when combined with the additional investment of up to $20.0 million from the Equity Cure, would be sufficient to comply with the leverage ratio and consolidated interest coverage ratio covenants Foamex L.P. must attain in the quarter that the Put Option is exercised.

The Company’s ability to maintain compliance with Foamex L.P.’s debt covenants depends on management’s ability to raise additional equity funds in the transactions discussed above. Funds obtained through the transactions described above will reduce outstanding debt balances. Should Foamex L.P. fail to comply with the leverage ratio or the consolidated interest coverage ratio covenants at a future measurement date, Foamex L.P. would be in default under the new senior secured credit facilities and the lenders under those facilities could exercise various options that they have under the loan agreements, the most severe of which would be to demand immediate payment of all amounts outstanding under the new senior secured credit facilities. The Company believes it is unlikely that the lenders would exercise this right but would entertain other remedies including a waiver of any covenant violation or amendments to the covenant calculations, although there are no assurances the lenders would approve such remedies.

During 2007, Foamex L.P. prepaid $80.0 million of principal on the first lien term loan, a portion of which was applied to the scheduled quarterly principal repayments through March 2011 and pro rata to all remaining principal repayments. As a result of the prepayments, the quarterly principal repayments will be approximately $0.9 million commencing June 2011. The prepayments exceeded the required annual excess cash flow repayment for 2007.

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

floor of 4.35%. Foamex L.P. determined the interest rate swaps (from inception) and the collars (as of April 15, 2007) to be effective hedges under the guidance of Statement of Financial Accounting Standard No. 133, “Accounting for Derivatives and Hedging Activities.” As a result of these transactions, Foamex L.P. fixed the rate on 58% of the amount borrowed under the term loans at March 30, 2008 with another 34% subject to the collar. The remaining 8% will continue to have variable rates. As of March 30, 2008, Foamex L.P. recorded mark to market charges on these derivatives aggregating approximately $20.0 million which is included in other liabilities in the accompanying condensed consolidated balance sheet.

On January 14, 2008, the Company determined that it was appropriate to discontinue hedge accounting for the applicable collar that had a notional amount of $87.5 million as the cash flows being hedged were no longer deemed to be probable. Any subsequent mark to market adjustments on this collar will be reflected in the consolidated statement of operations rather than as an adjustment to accumulated other comprehensive loss. During the quarter ended March 30, 2008, the Company recorded a mark to market loss of $1.2 million on this collar which is reflected in interest and debt issuance expense in the condensed consolidated statement of operations. Also, on January 14, 2008, the Company determined that it is probable that certain of the cash flows that were hedged by this collar will not occur. Therefore, the associated derivative loss of $1.1 million reported in accumulated other comprehensive loss on that date has been reclassified into earnings and is reflected in interest and debt issuance expense for the quarter ended March 30, 2008.

At March 30, 2008, Foamex L.P. had $57.4 million of available borrowings under the revolving credit facility and $26.8 million of letters of credit outstanding. Weighted average interest rates, without consideration of derivatives, at March 30, 2008 were 5.00%, 7.29% and 9.01% under the revolving credit facility, the first lien term loan, and the second lien term loan, respectively.

Industrial Revenue Bond (“IRB”)

IRB debt includes a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At March 30, 2008 and December 30, 2007, the interest rates on the bond were 2.21% and 3.94%, respectively. The maximum interest rate for the IRB is 15.0% per annum. If Foamex L.P. exercises its option to convert the bond to a fixed interest rate structure, the IRB is redeemable at the option of the bondholders. In addition, at any time prior to conversion to a fixed interest rate structure, bondholders upon notice to the bond trustee and the remarketing agent may place the bonds for sale. If the remarketing agent is not successful in reselling the bonds before settlement is due on bonds placed for sale, the bond trustee may draw on a letter of credit issued under the revolving credit facility to repay the bondholders for the bonds placed for sale until the bonds can be resold by the remarketing agent. Pursuant to this arrangement, the IRB is classified as current in the accompanying condensed consolidated balance sheets at March 30, 2008 and December 30, 2007. The obligation is collateralized by certain assets, which have an approximate net carrying value of $4.3 million at March 30, 2008 and by a letter of credit in the amount of $6.3 million.

Maturities

Scheduled maturities of revolving credit borrowings and long-term debt as of March 30, 2008 are shown below (thousands):

2008	$ 136
2009	2
2010	–
2011	2,695
2012	17,427
Thereafter	520,610
Total	$540,870

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.	RETIREE BENEFIT PLANS

Components of net periodic pension benefit expense (income) are listed below:

	Quarters Ended
	March 30,	April 1,
	2008	2007
	(thousands)
Service cost (a)	$ 125	$1,205
Interest cost	2,129	2,109
Expected return on plan assets	(2,710)	(2,564)
Amortization of transition assets	(16)	–
Amortization of prior service benefit	20	51
Amortization of net loss	326	559
Bankruptcy adjustment (b)	–	(1,360)
Net periodic pension benefit expense (income)	$ (126)	$ –

(a)	The reduction in service cost reflects the elimination of future benefit accruals for plan participants effective December 31, 2007.
(b)	Reflects benefits under the supplemental executive retirement plan that were eliminated in connection with the Plan.

The Company anticipates pension plan contributions of $7.5 million for fiscal 2008. During the quarter ended March 30, 2008, the Company contributed $3.0 million. Actuarial valuations are in process for fiscal year 2008 that will determine the actual contribution requirements and net periodic pension benefit expense (credit).

11.	PREFERRED STOCK

On February 8, 2008, the Company’s Board of Directors authorized up to 60,000 shares of a new class of preferred stock, Series D. The Series D preferred stock is non voting, except in certain limited circumstances, and earns a dividend at the greater of (i) a rate of 4.5% per annum compounded monthly, payable by increases in the liquidation preference, as defined, and (ii) dividends, if any, paid on the Company’s common stock on an as converted basis. The Series D preferred stock may be converted into common stock, at the option of either the holder or the Company, within the one year period after it is issued.

12.	INCOME TAXES

The tax provision for the quarter ended March 30, 2008 relates primarily to certain foreign taxes. The tax provision for the quarter ended April 1, 2007 included an increase in U.S. deferred tax liabilities associated with indefinite lived intangibles. In accordance with SFAS No. 109, the Company has continued to maintain a valuation allowance for its U.S. deferred tax assets which primarily represent net operating loss carryforwards (“NOLs”). Such NOLs aggregated approximately $288.7 million at December 30, 2007. To the extent NOLs are utilized, the Company will reverse a portion of its valuation allowance.

The Company has determined that it had an ownership change as defined in IRC Section 382 on February 12, 2007. The ownership change resulted in an annual limitation on the usage of NOLs to be applicable to the periods after February 12, 2007. For the portion of the tax year prior to this ownership change, the June 2001 ownership change and annual NOL limitation of $21.0 million would be applicable on a pro-rata basis. Although the amount of the February 12, 2007 limitation has not been finally determined, the Company does not expect the amount of this annual limitation on the use of NOLs to have a significant near term impact on its cash flows or financial position.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12.	INCOME TAXES (continued)

As a result of the pending equity transactions discussed in Note 9, the Company believes it is likely, although not certain, that it will undergo another ownership change. Whether an ownership change will occur as a result of these equity transactions will depend on the degree of participation by current stockholders in the Rights Offering and the lenders in the Second Lien Offering, as well as potential changes in share ownership resulting from market transactions. Even if the Company does not undergo an ownership change as a result of the equity transactions, it still may undergo an ownership change at any time. Any 2008 ownership change would impose additional annual limitations on the use of the Company’s NOLs and may severely limit the Company’s ability to use its NOLs in the future.

13.	COMPREHENSIVE LOSS

The components of comprehensive loss are listed below.

	Quarters Ended
	March 30,	April 1,
	2008	2007
	(thousands)
Net loss	$(48,577)	$(17,596)
Pension adjustment	289	–
Foreign currency translation adjustments	(505)	590
Fair value adjustments on derivatives	(7,378)	(370)
Total comprehensive loss	$(56,171)	$(17,376)

14.	SEGMENT RESULTS

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

Segment results are presented below.

		Carpet
	Foam	Cushion	Automotive	Technical
	Products	Products	Products	Products	Other	Total
Quarter ended March 30, 2008	(thousands)
Net sales	$ 88,296	$13,039	$112,901	$27,233	$ –	$241,469
Income (loss) from operations	$ 4,100	$ (391)	$ 7,872	$ 3,685	$(49,267)	$ (34,001)
Depreciation and amortization	$ 1,438	$ 225	$ 805	$ 502	$ 1,090	$ 4,060

Quarter ended April 1, 2007
Net sales	$130,277	$22,251	$117,891	$35,735	$ 40	$306,194
Income (loss) from operations	$ 18,820	$ (476)	$ 7,106	$ 8,458	$(11,748)	$ 22,160
Depreciation and amortization	$ 1,474	$ 162	$ 831	$ 665	$ 1,167	$ 4,299

15.	COMMITMENTS AND CONTINGENCIES

Leases

On March 28, 2008, the Company entered into an operating lease for office facilities that commences on August 1, 2008 for a period of 11 years. Minimum rental commitments required under the lease are approximately $10.8 million.

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

As of March 30, 2008, the Company had accrued approximately $0.9 million for litigation and other legal matters in addition to the environmental matters discussed below.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

15.	COMMITMENTS AND CONTINGENCIES (continued)

Environmental and Health and Safety

The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of March 30, 2008, the Company had accruals of approximately $1.4 million for environmental matters, including approximately $1.2 million related to remediating and monitoring soil and groundwater contamination and approximately $0.2 million related to two sites where it has been designated as a PRP. Additional losses, if any, in excess of amounts currently accrued, cannot be reasonably estimated at this time. If there are additional matters or if current estimates are incorrect, there could be a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and comparable state laws impose liability without fault for the costs of cleaning up contaminated sites on certain classes of persons that contributed to the release of hazardous substances into the environment at those sites, for example, by generating wastes containing hazardous substances which were disposed at such sites. The Company is currently designated as a PRP with respect to two sites. Estimates of total cleanup costs and fractional allocations of liability are often provided by the EPA, the state environmental agency or the committee of PRPs with respect to the specified site.

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

16.	FAIR VALUE MEASUREMENTS

The Company adopted SFAS No. 157 as of December 31, 2007, with the exception of the application of the statement to non-recurring non-financial assets and liabilities. During the quarter ended March 30, 2008, the Company applied SFAS No. 157 to measure the fair value of its derivatives. SFAS No. 157 among other matters, requires enhanced disclosures about financial assets and liabilities that are measured and reported at fair value. SFAS No. 157 establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

16.	FAIR VALUE MEASUREMENTS (continued)

Level I – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments generally included in this category include listed equities and listed derivatives.

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments which are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives.

Level III – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Investments that are included in this category generally include general and limited partnership interests in corporate private equity and real estate funds, mezzanine funds, funds of hedge funds, distressed debt and non-investment grade residual interests in securitizations and collateralized debt obligations.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

The following table summarizes the valuation of the Company’s investments by the above SFAS No. 157 fair value hierarchy levels as of March 30, 2008 (thousands of dollars):

	Total	Level I	Level II	Level III
Interest rate swaps and collars - liability	$20,003	–	$20,003	–

The fair values of the Company’s derivative contracts were determined with the assistance of a third party valuation specialist.

17.	SUBSEQUENT EVENT

On April 18, 2008, the Company’s Board of Directors authorized up to 60,000 shares of a new class of preferred stock, Series E. The Series E preferred stock is non voting, except in certain limited circumstances, and earns a dividend at the rate of 9.0% per annum compounded monthly, payable in increases in the liquidation preference, as defined. The Series E preferred stock may be redeemed by the holder after August 12, 2014. The Company may redeem the Series E preferred stock by paying cash equal to the liquidation preference.

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

General Business and Economic Conditions.

As we have previously disclosed, our business can be affected by general business and economic conditions in the United States that could have a significant impact on demand for our products. The general business and economic conditions in the United States deteriorated during the quarter and had a negative impact on our operating performance. In particular, the slowdown in economic activity relative to many of the major markets we serve has been a significant factor in the decline in our net sales and overall operating performance.

If general economic conditions in the United States and specifically economic conditions in these major markets do not improve, our future revenues and operating performance will continue to be negatively impacted.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 30, 2008 COMPARED TO THE QUARTER ENDED APRIL 1, 2007

		Carpet
	Foam	Cushion	Automotive	Technical
	Products	Products	Products	Products	Other	Total
Quarter ended March 30, 2008	(thousands)
Net sales	$ 88,296	$13,039	$112,901	$27,233	$ –	$241,469
Income (loss) from operations	$ 4,100	$ (391)	$ 7,872	$ 3,685	$(49,267)	$ (34,001)
Depreciation and amortization	$ 1,438	$ 225	$ 805	$ 502	$ 1,090	$ 4,060
Income (loss) from operations
as a percentage of net sales	4.6%	(3.0)%	7.0%	13.5%	n.m.*	(14.1)%

Quarter ended April 1, 2007
Net sales	$130,277	$22,251	$117,891	$35,735	$ 40	$306,194
Income (loss) from operations	$ 18,820	$ (476)	$ 7,106	$ 8,458	$(11,748)	$ 22,160
Depreciation and amortization	$ 1,474	$ 162	$ 831	$ 665	$ 1,167	$ 4,299
Income (loss) from operations
as a percentage of net sales	14.4%	(2.1)%	6.0%	23.7%	n.m.*	7.2%

* not meaningful

Income from Operations - Consolidated

Net sales for the quarter ended March 30, 2008 decreased 21% to $241.5 million from $306.2 million in the quarter ended April 1, 2007. The decrease was primarily attributable to lower sales volumes in all operating segments.

Gross profit was $21.2 million, or 8.8% of net sales, in the quarter ended March 30, 2008 compared to $39.7 million, or 13.0% of net sales, in the 2007 period. The decrease is primarily due to the lower sales volumes and higher labor costs.

Loss from operations for the quarter ended March 30, 2008 was $34.0 million, or 14.1% of net sales, a $56.2 million decrease from $22.2 million of operating income, or 7.2% of net sales, reported during the 2007 period. The $18.6 million decrease in gross profit was partially offset by lower selling, general and administrative expenses which decreased by $1.0 million, or 6%, due principally to lower salary costs and professional fees partially offset

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

by higher bad debt expenses. The 2008 period included a goodwill impairment charge of $38.5 million. Restructuring charges were $1.0 million in the 2008 period compared to $0.4 million in the 2007 period.

Foam Products

Foam Products net sales for the quarter ended March 30, 2008 decreased 32% to $88.3 million from $130.3 million in the 2007 period primarily due to a decrease in overall volume of approximately 32%, due to the loss of a significant customer and softness in demand in the bedding and furniture markets. Income from operations decreased $14.7 million, to $4.1 million in the quarter ended March 30, 2008 from $18.8 million in the 2007 period principally as a result of the decline in unit volume and higher transportation costs. Income from operations was 4.6% of net sales in 2008 and 14.4% of net sales in 2007.

Carpet Cushion Products

Carpet Cushion Products net sales for the quarter ended March 30, 2008 decreased 41% to $13.0 million from $22.3 million in the 2007 period due to a 22% decrease in volume and a 25% decrease in average selling prices. Loss from operations was $0.4million in the quarter ended March 30, 2008 compared to a $0.5 million loss in the 2007 period as lower material costs offset the decline in average selling prices. A charge of $2.7 million to adjust the carrying value of scrap inventory to net realizable value reduced income from operations in the 2007 period. Loss from operations was 3.0% of net sales in 2008 and loss from operations was 2.1% of net sales in 2007.

Automotive Products

Automotive Products net sales for the quarter ended March 30, 2008 decreased 4% to $112.9 million from $117.9 million in the 2007 period primarily due to a decrease in volumes, partially offset by higher per unit revenue as fabric cost increases were recaptured from customers. Income from operations increased $0.8 million to $7.9 million primarily due to lower manufacturing costs. The 2007 period included startup costs for a new contract. Income from operations was 7.0% of net sales in 2008 and 6.0% of net sales in 2007.

Technical Products

Technical Products net sales for the quarter ended March 30, 2008 decreased 24% to $27.2 million from $35.7 million in the 2007 period, primarily due to lower volumes. Income from operations decreased $4.8 million to $3.7 million in 2008 compared to $8.5 million in 2007 as a result of lower volumes. Income from operations was 13.5% of net sales in 2008 and 23.7% of net sales in 2007.

Other

Other primarily consists of corporate expenses not allocated to business segments, restructuring charges, impairment charges, and gains on sales of assets. The loss from operations was $49.3 million in 2008, including a goodwill impairment charge of $38.5 million, and $11.8 million in 2007.

Interest and Debt Issuance Expense

Interest and debt issuance expense was $13.5 million in the quarter ended March 30, 2007, which represented a 54% decrease from the 2007 period expense of $29.2 million reflecting lower borrowings and interest rates. The 2007 period included prepayment premiums of $11.8 million on debt repaid on emergence from bankruptcy.

Other Income (Expense), Net

Other expense, net was $0.9 million for the quarter ended March 30, 2008 compared to other expense, net of $0.2 million for the quarter ended April 1, 2007.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Reorganization Items, Net

On September 19, 2005, we filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code and emerged on February 12, 2007. During the quarter ended April 1, 2007, we incurred professional fees associated with the bankruptcy and recorded gains from rejection of certain contracts resulting in net expense of $8.3 million.

Income Taxes

The tax provision for the quarter ended March 30, 2008 relates primarily to certain foreign taxes. The tax provision for the quarter ended April 1, 2007 included an increase in U.S. deferred tax liabilities associated with indefinite lived intangibles. In accordance with SFAS No. 109, we have continued to maintain a valuation allowance for our U.S. deferred tax assets which primarily represent net operating loss carryforwards (“NOLs”). Such NOLs aggregated approximately $288.7 million at December 30, 2007. To the extent NOLs are utilized, we will reverse a portion of our valuation allowance.

We have determined that we had an ownership change as defined in IRC Section 382 on February 12, 2007. The ownership change resulted in an annual limitation on the usage of NOLs to be applicable to the periods after February 12, 2007. For the portion of the tax year prior to this ownership change, the June 2001 ownership change and annual NOL limitation of $21.0 million would be applicable on a pro-rata basis. Although the amount of the February 12, 2007 limitation has not been finally determined, we do not expect the amount of this annual limitation on the use of NOLs to have a significant near term impact on our cash flows or financial position.

As a result of the pending equity transactions discussed in Note 9 to the condensed consolidated financial statements we believe it is likely, although not certain, that we will undergo another ownership change. Whether an ownership change will occur as a result of these equity transactions will depend on the degree of participation by current stockholders in the Rights Offering and the lenders in the Second Lien Offering, as well as potential changes in share ownership resulting from market transactions. Even if we do not undergo an ownership change as a result of the equity transactions, we still may undergo an ownership change at any time. Any 2008 ownership change would impose additional annual limitations on the use of our NOLs and may severely limit our ability to use our NOLs in the future.

Liquidity and Capital Resources

Our operations are conducted through our wholly-owned subsidiary, Foamex L.P. Our liquidity requirements consist principally of accounts receivable, inventory and accounts payable, scheduled payments of interest and principal on outstanding indebtedness, capital expenditures and employee related costs. Cash flow from Foamex L.P.’s operating activities, cash on hand and periodic borrowings under Foamex L.P.’s revolving credit agreements have been adequate and are expected to continue to be adequate to meet Foamex L.P.’s liquidity requirements.

Cash and cash equivalents were $4.6 million at March 30, 2008 compared to $5.2 million at December 30, 2007. Working capital at March 30, 2008 was $100.4 million and the current ratio was 1.65 to 1 compared to working capital at December 30, 2007 of $108.2 million and a current ratio of 1.69 to 1.

Total long-term debt and revolving credit borrowings at March 30, 2008 were $540.9 million, up $6.8 million from December 30, 2007. Revolving credit borrowings of $14.7 million at March 30, 2008 reflect working capital requirements.

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

are subject to a borrowing base formula based on eligible accounts receivable and bear interest at floating rates based upon either LIBOR or a Base Rate, as defined, including an applicable margin. The revolving credit facility will mature on February 12, 2012. Borrowings under the term loan facilities also bear interest at floating rates based upon and including a margin over either Eurodollar or a Base Rate, as defined. The first lien term loan facility is subject to quarterly principal repayments initially equal to approximately $1.1 million, and annual excess cash flow repayments, as defined, with the balance maturing on February 12, 2013. The second lien term loan facility matures on February 12, 2014 and is subject to a prepayment premium of 2.0% during the first year and 1.0% during the second year. Foamex L.P. capitalized debt issuance costs of $17.1 million relating to the facilities, which are being amortized over the life of the debt using the effective interest method.

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

Foamex L.P. was in compliance with its debt covenants as of December 30, 2007, and as of the March 30, 2008 Test Period, as defined, after application of the Equity Cure, as discussed below. The loan agreements governing the first and second lien term loans permit us to cure violations of the leverage ratio and the consolidated interest coverage ratio covenants through sales of stock to certain holders of our common stock who meet specified criteria, the proceeds of which when contributed to Foamex L.P. will be deemed to be an addition to Consolidated EBITDA, as defined, for purposes of the ratio calculations. The sales can be made in no more than two of any four consecutive quarters and are limited to the lesser of (i) $20.0 million and (ii) the amount required to cure such violations for each quarter. On February 13, 2008, we received firm, legally enforceable commitments from eligible holders of our common stock to make up to $20.0 million of additional investments to be used to cure potential violations of the leverage ratio and consolidated interest coverage ratio covenants (the “Equity Cure”). The eligible holders are entitled to a premium, payable in shares of our common stock, equal to 5% of the maximum amount committed. We issued 620,083 shares of common stock to the applicable stockholders in satisfaction of the premium liability on April 22, 2008.

On April 17, 2008, we exercised our option under the Equity Cure to require the applicable stockholders to purchase shares of our capital stock for an aggregate amount of $18.5 million. The stockholders purchased 18,500 shares of a new Series D preferred stock for $1,000 per share, which was issued to them on April 22, 2008. We contributed the proceeds from the preferred stock sale to Foamex L.P. to be used to pay for ordinary course expenditures and to be applied as required to cure any covenant shortfall for the Test Period ended March 30, 2008. Approximately $17.9 million and approximately $13.6 million was applied to Consolidated EBITDA under the first lien term loan facility and the second lien term loan facility, respectively, to achieve the required leverage ratio covenants of 5.50 to 1.00 and 5.75 to 1.00 under the first lien term loan facility and the second lien term loan facility, respectively, as of March 30, 2008. The application of the Equity Cure as an addition to Consolidated EBITDA as of March 30, 2008 will continue to be applicable for the following three quarterly Test Periods. We retain the option to require the purchase of an additional $1.5 million of capital stock under the Equity Cure.

We have developed a plan to deleverage Foamex L.P.’s balance sheet. We intend to raise equity capital to reduce Foamex L.P.’s debt balances through the combination of a Rights Offering and a Second Lien Offering that we announced on March 12, 2008, as well as equity commitments that we obtained on April 1, 2008. Under the Rights Offering, we would issue rights to purchase additional shares of common stock to our existing stockholders at a price of $0.65 per share. Under the Second Lien Offering, we would permit Foamex L.P.’s second lien term

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

On April 1, 2008, we and certain significant equityholders entered into an equity commitment agreement that includes put option agreements that require each significant equityholder to purchase a certain number of shares of common stock. The committed significant equityholders have a $100.0 million obligation that they may satisfy by participating in either the Rights Offering or the Second Lien Offering. The significant equityholders will receive a put option premium of approximately $7.9 million, payable in shares of our common stock at the Rights Offering price.

If the Rights Offering and the Second Lien Offering are not consummated, under the terms of the equity commitment agreement, we retain the right, under the terms of a put option agreement, to require the committed significant equityholders to purchase $100.0 million of our common stock for cash or through the exchange of second lien term loans (the “Put Option”), which when combined with up to $20.0 million of additional investment from the Equity Cure will provide us with sufficient funding to repay debt and enable Foamex L.P. to remain in compliance with the leverage ratio and consolidated interest coverage ratio covenants and continue as a going concern. However, the terms of the equity commitment agreement prevent us from exercising the Put Option, if we do not reasonably expect, at the time of exercise, that the $100.0 million purchase of our common stock by the committed significant equityholders, when combined with the additional investment of up to $20.0 million from the Equity Cure, would be sufficient to comply with the leverage ratio and consolidated interest coverage ratio covenants Foamex L.P. must attain in the quarter that the Put Option is exercised.

Our ability to maintain compliance with Foamex L.P.’s debt covenants depends on management’s ability to raise additional equity funds in the transactions discussed above. Funds obtained through the transactions described above will reduce outstanding debt balances. Should Foamex L.P. fail to comply with the leverage ratio or the consolidated interest coverage ratio covenants at a future measurement date, Foamex L.P. would be in default under the new senior secured credit facilities and the lenders under those facilities could exercise various options that they have under the loan agreements, the most severe of which would be to demand immediate payment of all amounts outstanding under the new senior secured credit facilities. We believe it is unlikely that the lenders would exercise this right but would entertain other remedies including a waiver of any covenant violation or amendments to the covenant calculations, although there are no assurance the lenders would approve such remedies.

During 2007, Foamex L.P. prepaid $80.0 million of principal on the first lien term loan, a portion of which was applied to the scheduled quarterly principal repayments through March 2011 and pro rata to all remaining principal repayments. As a result of the prepayments, the quarterly principal repayments will be approximately $0.9 million commencing June 2011. The prepayments exceeded the required annual excess cash flow repayment for 2007.

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

million, $100 million, and $75 million, respectively, in which Foamex L.P. will receive interest at a variable rate equal to three-month LIBOR and pay interest at a fixed rate of 4.93%. The two collar contracts have a life of five years plus 35 days with a notional amount of $175 million at inception reducing to $125 million on April 15, 2011. The collar contracts limit the variability of the interest rate risk on three-month LIBOR with a cap of 5.50% and a floor of 4.35%. Foamex L.P. determined the interest rate swaps (from inception) and the collars (as of April 15, 2007) to be effective hedges under the guidance of Statement of Financial Accounting Standard No. 133, “Accounting for Derivatives and Hedging Activities.” As a result of these transactions, Foamex L.P. fixed the rate on 58% of the amount borrowed under the term loans at March 30, 2008 with another 34% subject to the collar. The remaining 8% will continue to have variable rates. As of March 30, 2008, Foamex L.P. recorded mark to marketcharges on these derivatives aggregating approximately $20.0 million which is included in other liabilities in the accompanying condensed consolidated balance sheet.

On January 14, 2008, we determined that it was appropriate to discontinue hedge accounting for the applicable collar that had a notional amount of $87.5 million as the cash flows being hedged were no longer deemed to be probable. Any subsequent mark to market adjustments on this collar will be reflected in the consolidated statement of operations rather than as an adjustment to other comprehensive loss. During the quarter ended March 30, 2008, we recorded a mark to market loss of $1.2 million on this collar which is reflected in interest and debt issuance expense in the condensed consolidated statement of operations. Also, on January 14, 2008, we determined that it is probable that certain of the cash flows that were hedged by this collar will not occur. Therefore, the associated derivative loss of $1.1 million reported in accumulated other comprehensive loss on that date has been reclassified into earnings and is reflected in interest and debt issuance expense for the quarter ended March 30, 2008.

At March 30, 2008, Foamex L.P. had $57.4 million of available borrowings under the revolving credit facility and $26.8 million of letters of credit outstanding. Weighted average interest rates at March 30, 2008, without consideration of the impact of derivatives, were 5.00%, 7.27% and 9.01% under the revolving credit facility, the first lien term loan, and the second lien term loan, respectively.

We anticipate contributing approximately $7.5 million to our pension plan in 2008 with $3.0 million contributed during the quarter ended March 30, 2008. Actuarial valuations are in process for fiscal year 2008 that will determine the actual funding requirements.

Cash Flow from Operating Activities

Cash used for operating activities was $5.3 million for the quarter ended March 30, 2008 compared to $91.3 million of cash used for operating activities for the quarter ended April 1, 2007. Net loss adjusted for noncash charges decreased by $0.9 million in the 2008 period compared to the 2007 period. Cash payments for interest were $104.7 million less in the 2008 period than in the 2007 period as we paid accrued interest on liabilities subject to compromise aggregating $91.8 million and prepayment premiums aggregating $11.8 million on February 12, 2007.

Cash Flow from Investing Activities

Investing activities used $2.2 million of cash for the quarter ended March 30, 2008. Cash requirements included capital expenditures of $2.9million while proceeds from asset sales were $0.7 million. In the quarter ended April 1, 2007, cash used for investing activities was $1.8 million, which included capital expenditures of $2.8 million and proceeds from sale of assets of $1.0 million.

Cash Flow from Financing Activities

Cash provided by financing activities in the quarter ended March 30, 2008 was $7.0 million and consisted principally of proceeds from revolving loans. Cash provided by financing activities was $95.0 million for the quarter ended April 1, 2007 and consisted principally of proceeds from the new senior secured credit facilities and the rights offering partially offset by repayments of long-term debt and revolving loans and expenditures for debt issuance costs and debt prepayment premiums.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Contractual Obligations

During the quarter ended March 30, 2008, we entered into an operating lease for office facilities that commences on August 1, 2008 for a period of 11 years. Minimum rental commitments required under the lease are approximately $10.8 million.

Off Balance Sheet Financing

We have no off balance sheet financing arrangements.

Environmental Matters

We are subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with our compliance with such laws and regulations did not have a material adverse effect on our operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded in connection with environmental matters as of March 30, 2008 was $1.4million. Although it is possible that new information or future developments could require us to reassess our potential exposure to all pending environmental matters, including those described in Note 15 to our condensed consolidated financial statements, we believe that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on our operations, financial position, capital expenditures or competitive position.

Market Risk

Our debt securities with variable interest rates are subject to market risk for changes in interest rates. On March 30, 2008, indebtedness with variable interest rates, including $175.0 million of debt subject to a collar, aggregated $240.7 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, annual interest expense would increase by approximately $0.7 million as of March 30, 2008.

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

(b)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

Part II - Other Information.

Item 1.	Legal Proceedings.

Reference is made to the description of the legal proceedings contained in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007. The information from Note 15 to the condensed consolidated financial statements is incorporated herein by reference.

Item 1A.	Risk Factors.

As we have previously disclosed, our business can be affected by general business and economic conditions in the United States that could have a significant impact on demand for our products. The general business and economic conditions in the United States deteriorated during the quarter and had a negative impact on our operating performance. In particular, the slowdown in economic activity relative to many of the major markets we serve has been a significant factor in the decline in our net sales and overall operating performance.

If general economic conditions in the United States and specifically economic conditions in these major markets do not improve, our future revenues and operating performance will continue to be negatively impacted.

Item 6.	Exhibits.

4.28*	Certificate of Designations of Series D Preferred Stock of Foamex International.
4.29*	Certificate of Designations of Series E Preferred Stock of Foamex International.
10.46.1*

Waiver Agreement, dated as of March 28, 2008, to the Revolving Credit Agreement, among Foamex L.P., as borrower, borrower’s affiliates thereto as guarantors, the financial institutions party thereto as lenders, and Bank of America, N.A., as Administrative Agent.

10.47.1*

Amendment and Consent No. 1 to First Lien Term Loan Credit Agreement, dated as of March 24, 2008, among Foamex L.P., as borrower, Foamex International, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent.

10.49.1*

Amendment No. 1 to Second Lien Term Loan Credit Agreement, dated as of March 24, 2008, among Foamex L.P., as borrower, Foamex International, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent.

10.66*	Change in Control Protection Agreement, dated as of December 20, 2002, between Foamex International and Paul A. Haslanger.
10.66.1*	Amendment to Change in Control Protection Agreement, dated as of January 31, 2007, between Foamex International and Paul A. Haslanger.
10.67*	Change in Control Protection Agreement, dated as of December 20, 2002, between Foamex International and Darrell Nance.
10.67.1*	Amendment to Change in Control Protection Agreement, dated as of January 31, 2007, between Foamex International and Darrell Nance.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOAMEX INTERNATIONAL INC.

Date:	May 9, 2008	By:	/s/ John G. Johnson, Jr.
Name:	John G. Johnson, Jr.
Title:	President and Chief Executive Officer
(Duly Authorized Officer)

FOAMEX INTERNATIONAL INC.

Date:	May 9, 2008	By:	/s/ Robert M. Larney
Name:	Robert M. Larney
Title:	Executive Vice President and

Chief Financial Officer