Form 10-K/A
period 2007-12-30
FOAMEX INTERNATIONAL INC
filed 2008-05-30
CIK 912908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 3

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

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

DOCUMENTS INCORPORATED BY REFERENCE

None

FOAMEX INTERNATIONAL INC.

INDEX

Page

Explanatory Note	3

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchase of Equity Securities	4

Part IV

Item 15.	Exhibits and Financial Statement Schedules	6

Signatures	11

EXPLANATORY NOTE:

Foamex International Inc. (the "Company") is filing this Amendment No. 3 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 30, 2007 to include the complete text set of Part II, Item 5 and Part IV, Item 15, including auditors report, financial statements and notes to the financial statements and updated consents. Part IV, Item 15 also includes consolidated statements of changes in shareholders' equity for Foamex Asia Company Limited and its Subsidiaries for the period from 1 January 2007 to 31 August 2007 and for the year ended 31 December 2006 which was inadvertently omitted from the original filing. Amendments No. 1 and No. 2 had included only the portion of Item 5 and Item 15, respectively, that were inadvertently omitted from the original filing.

This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-K. With this Amendment No. 3, the principal executive officer and principal financial officer of the Company have reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial statements.

Foamex International Inc. and Subsidiaries:

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 30, 2007 and December 31, 2006	F-3

Consolidated Statements of Operations for the years ended December 30, 2007,

December 31, 2006, and January 1, 2006	F-5

Consolidated Statements of Cash Flows for the years ended December 30, 2007,

December 31, 2006, and January 1, 2006	F-6

Consolidated Statements of Stockholders’ Deficiency for the years ended December 30, 2007,

December 31, 2006, and January 1, 2006	F-7
Notes to Consolidated Financial Statements	F-8

Foamex Asia Company Limited

Consolidated Financial Statements of Foamex Asia Company Limited and Subsidiaries as of

31 August 2007 and 31 December 2006, and for the eight months and year then ended, respectively,
including Audit Report of Certified Public Accountant	F-44

Consolidated Financial Statements of Foamex Asia Company Limited and Subsidiaries

for the year ended 31 December 2005 (unaudited)	F-75

(2)	Foamex International Inc. and Subsidiaries Financial Statement Schedules:
Schedule I - Condensed Financial Information of Registrant	S-2
Schedule II - Valuation and Qualifying Accounts	S-5

(3)	Exhibits.

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

3.1	Certificate of Limited Partnership of Foamex L.P. (incorporated herein by reference to the Exhibit to Foamex L.P.’s Registration Statement on Form S-1, Registration No. 33-69606).
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

3.3	Operating Agreement of FMXI (incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 31, 2006).
3.4	Amendment to Operation Agreement of FMXI (incorporated herein by reference to the Exhibit to the Annual Report on Form 10-K of Foamex International for the fiscal year ended December 31, 2006).
3.7.1	Certificate of Incorporation of Foamex International (incorporated herein by reference to the Exhibit to Foamex L.P.’s Registration Statement on Form S-1, Registration No. 33-69606).
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

3.8	By-laws of Foamex International (incorporated herein by reference to the Exhibit to the Form 8-K of Foamex International reporting an event that occurred on February 9, 2007).
3.8.1	Amended and Restated By-laws of Foamex International (incorporated herein by reference to the Exhibit to the Form 8-K of Foamex International reporting an event that occurred on April 14, 2007).
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

10.10.6+	Foamex L.P. 401(k) Savings Plan effective October 1, 1997 (incorporated by reference to the Exhibit to the Form 10-Q of Foamex L.P. for the quarterly period ended September 28, 1997).
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

10.23+	Foamex International Non-Employee Director Compensation Plan (incorporated herein by reference to the Exhibit to Foamex L.P.’s Registration Statement on Form S-1, Registration No. 33-69606).
10.24+

Foamex International Equity Incentive Plan for Non-Employee Directors (incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex International for the quarterly period ended June 30, 2001).

10.25+	Foamex International Key Employee Incentive Bonus Plan (incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex International for the quarterly period ended June 30, 2001).
10.27+

Amended and Restated Consulting Agreement, dated as of February 27, 2005, by and between Foamex L.P. and Robert J. Hay (incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex L.P. and FCC for the quarterly period ended April 3, 2005).

10.30+	Foamex International 2002 Stock Award Plan, as Amended and Restated (incorporated herein by reference to Foamex International’s definitive proxy statement dated April 26, 2004).
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

21	Subsidiaries of Foamex International (incorporated herein by reference to the Exhibit to the Form 10-K of Foamex International for the period ended December 30, 2008).
23*	Consent of Independent Registered Public Accounting Firm, KPMG LLP.
23.1*	Consent of Certified Public Accountant, KPMG Phoomchai Audit Ltd.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

Certain instruments defining the rights of security holders have been excluded herefrom in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 30th day of May 2008.

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

then ended, respectively, including Audit Report of Certified Public Accountant	F-44

Consolidated Financial Statements of Foamex Asia Company Limited and Subsidiaries

for the year ended 31 December 2005 (unaudited)	F-75

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

/s/ KPMG LLP

Philadelphia, PA

April 4, 2008

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 30,	December 31,
	2007	2006
ASSETS	(thousands)
CURRENT ASSETS
Cash and cash equivalents	$ 5,182	$ 5,974
Accounts receivable, net of allowance for doubtful
accounts and discounts of $10,189 in 2007 and $13,083 in 2006	148,696	173,488
Inventories	94,157	117,625
Assets held for sale	5,036	—
Other current assets	11,514	23,537

Total current assets	264,585	320,624

PROPERTY, PLANT AND EQUIPMENT
Land and land improvements	5,056	6,293
Buildings and leasehold improvements	79,257	106,557
Machinery, equipment and furnishings	226,457	228,961
Construction in progress	4,908	3,597

Total	315,678	345,408

Less accumulated depreciation and amortization	(224,809)	(238,414)

Property, plant and equipment, net	90,869	106,994

GOODWILL	52,347	88,795

DEBT ISSUANCE COSTS, net of accumulated
amortization of $2,284 in 2007 and $13,399 in 2006	13,220	593

SOFTWARE COSTS, net of accumulated amortization of $15,762
in 2007 and $11,732 in 2006	3,949	7,859

INVESTMENTS IN AND ADVANCES TO AFFILIATES	―	21,657

OTHER ASSETS	5,580	18,056

TOTAL ASSETS	$430,550	$564,578

The accompanying notes are an integral part of the consolidated financial statements.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 30,	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	(thousands, except share data)
CURRENT LIABILITIES
Revolving credit borrowings	$ ―	$ 56,331
Current portion of long-term debt	6,189	86,233
Accounts payable	101,236	90,987
Accrued employee compensation and benefits	13,099	20,928
Accrued interest	9,780	3,686
Accrued restructuring	3,807	1,305
Accrued customer rebates	6,272	9,647
Cash overdrafts	729	10,892
Other accrued liabilities	15,264	16,628

Total current liabilities	156,376	296,637

LONG-TERM DEBT	527,904	160

ACCRUED EMPLOYEE BENEFITS	26,681	15,048

ACCRUED RESTRUCTURING	736	164

OTHER LIABILITIES	16,974	8,317

LIABILITIES SUBJECT TO COMPROMISE	―	640,645

Total liabilities	728,671	960,971

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

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Accumulated	Comprehensive
	Stock	Stock	Capital	Deficit	Loss	Other	Total

Balances at January 2, 2005	$15	$70	$102,563	$(388,665)	$(35,295)	$(37,001)	$(358,313)

Net loss				(56,244)			(56,244)
Minimum pension liability adjustment					(1,236)		(1,236)
Foreign currency translation adjustment					(123)		(123)
Comprehensive loss							(57,603)
Stock compensation		—	202				202

Balances at January 1, 2006	15	70	102,765	(444,909)	(36,654)	(37,001)	(415,714)

Net income				12,348			12,348
Minimum pension liability adjustment					9,738		9,738
Foreign currency translation adjustment					1,915		1,915
Comprehensive income							24,001
Adjustment to adopt SFAS No. 158					(7,369)		(7,369)
Stock options exercised		2	2,004			(189)	1,817
Stock compensation			872				872

Balances at December 31, 2006	15	72	105,641	(432,561)	(32,370)	(37,190)	(396,393)

Net loss				(46,667)			(46,667)
Pension liability adjustment					12,629		12,629
Foreign currency translation adjustment					734		734
Fair value adjustment on derivatives					(10,211)		(10,211)
Comprehensive loss							(43,515)
Proceeds of rights offerings	(15)	170	140,916				141,071
Stock options exercised			209				209
Stock compensation		2	505				507

Balances at December 30, 2007	$ ―	$244	$247,271	$(479,228)	$(29,218)	$(37,190)	$(298,121)

The accompanying notes are an integral part of the consolidated financial statements.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND BANKRUPTCY

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

Liabilities subject to compromise at December 31, 2006 consisted of the following:

December 31,
2006
Debt:	(thousands)
10¾% Senior Secured Notes	$300,000
9 7/8% Senior Subordinated Notes	148,500
13½% Senior Subordinated Notes	51,585
Other debt	850
Total debt	500,935
Employee benefit plans	36,190
Accounts payable	9,971
Accrued interest on debt subject to compromise	86,791
Accrued liabilities and other	6,758
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

20.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	First		Second		Third	Fourth
	Quarter		Quarter		Quarter	Quarter
	(thousands, except per share amounts)
2007
Net sales	$306,194		$308,496		$290,819	$263,918
Gross profit	$ 39,749		$ 37,396		$ 34,107	$ 28,288
Income (loss) from continuing operations before income taxes	$(15,005)		$ 7,170		$ 3,557	$ (37,565)
Income (loss) from discontinued operations	$ (1,801)		$ 505		$ (118)	$ —
Net income (loss)	$(17,596)	(a)	$ 7,098		$ (593)	$(35,576)	(b)

Net income (loss) per share (c)
Basic	$ (1.04)		$ 0.30		$ (0.03)	$ (1.51)
Diluted	$ (1.04)		$ 0.30		$ (0.03)	$ (1.51)

2006
Net sales	$350,306		$326,242		$313,633	$296,755
Gross profit	$ 61,103		$ 46,645		$ 53,357	$ 43,218	(e)
Income (loss) from continuing operations before income taxes	$ 17,321		$(13,592)	(d)	$ 5,422	$ 2,224
Income (loss) from discontinued operations	$ (521)		$ 17		$ 2,583	$ (1,659)
Net income (loss)	$ 17,050		$(13,246)		$ 7,395	$ 1,149

Net income (loss) per share (c)
Basic	$ 1.86		$ (1.44)		$ 0.80	$ 0.12
Diluted	$ 1.78		$ (1.44)		$ 0.77	$ 0.12

(a)	Includes $11.8 million of prepayment premiums on debt repaid on the Effective Date of the Plan.
(b)	Includes a goodwill impairment charge of $36.9 million and a credit of $2.8 million to adjust actuarially determined self-insurance reserves.
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

In preparing the Company’s consolidated statement of operations for the year ended December 30, 2007, the Company’s management determined that it should have adjusted its provision for income taxes in each of the first three quarters of 2007. The adjustment reduced reported earnings by $0.6 million, $0.5 million and $0.7 million, and are reflected above.

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

Foamex Asia Company Limited and its Subsidiaries

Consolidated balance sheets, continued

As of  31 August 2007 and 31 December 2006

Liabilities and shareholders' equity	Note	2007	2006
		(in Baht)
Current liabilities
Bank overdrafts and short-term loans from
financial institutions	13	211,865,603	215,108,441
Trade and other accounts payable	4, 14	247,256,674	175,256,937
Payable for equipment		1,086,450	605,497
Short-term loan from director	4	15,000,000	15,000,000
Advances from related parties	4	13,185,080	13,526,705
Current portion of long-term loans from
financial institutions		-	37,500,000
Current portion of long-term loans from related party	4	195,905,676	-
Current portion of liabilities under finance
lease and hire-purchase agreements		791,130	818,369
Income tax payable		13,368,011	17,143,577
Other current liabilities	15	114,142,384	106,675,630
Total current liabilities		812,601,008	581,635,156

Non-current liabilities
Long-term loans from related parties	4	83,959,575	281,823,090
Liabilities under finance lease and hire-purchase agreements		67,967	600,337
Total non-current liabilities		84,027,542	282,423,427

Total liabilities		896,628,550	864,058,583

Shareholders' equity
Share capital	16
Authorized share capital		105,000,000	105,000,000
Issued and paid-up share capital		105,000,000	105,000,000
Reserves	17
Share premium		18,990,504	18,990,504
Currency translation changes		(42,052,897)	(25,970,496)
Retained earnings
Appropriated
Legal reserve	17	10,500,000	10,500,000
Unappropriated		621,360,439	518,485,970
Total shareholders' equity		713,798,046	627,005,978

Total liabilities and shareholders' equity		1,610,426,596	1,491,064,561

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

Foamex Asia Company Limited and its Subsidiaries

Consolidated statements of changes in shareholders' equity

For the period from 1 January 2007 to 31 August 2007 and for the year ended 31 December 2006

			Reserves	Retained earnings
		Issued and	Currency			Total
		paid-up	Share	translation	Legal	shareholders'
	Note	share capital	premium	changes	reserve	Unappropriated	equity
		(in Baht)
Balance as at 1 January 2006		105,000,000	18,990,504	18,023,198	10,500,000	379,499,434	532,013,136
Translation loss relating to financial
statements of foreign operations	17	-	-	(43,993,694)	-	-	(43,993,694)
Net profit		-	-	-	-	138,986,536	138,986,536
Balance as at 31 December 2006		105,000,000	18,990,504	(25,970,496)	10,500,000	518,485,970	627,005,978
Translation loss relating to financial
statements of foreign operations	17	-	-	(16,082,401)	-	-	(16,082,401)
Net profit		-	-	-	-	102,874,469	102,874,469
Balance as at 31 August 2007		105,000,000	18,990,504	(42,052,897)	10,500,000	621,360,439	713,798,046

Foamex Asia Company Limited and its Subsidiaries
Consolidated statements of cash flows
For the period from 1 January 2007 to 31 August 2007
and for the year ended 31 December 2006
	2007	2006
	(in Baht)
Cash flows from operating activities
Net profit	102,874,469	138,986,535
Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation and amortization	44,315,684	66,777,979
Interest income	(5,467,276)	(8,844,915)
Interest expense	23,241,461	39,020,162
Allowance (reversal of allowance) for doubtful accounts	(4,226,746)	2,014,385
Unrealized gain on foreign exchange	(22,745,293)	(67,974,249)
Allowance for impairment of property and equipment	-	1,648,249
Allowance for decline in value and obsolescence of inventories	2,661,822	4,658,819
Gain on disposal of property and equipment	(145,061)	(1,368,280)
Income tax expense	23,487,462	23,905,849
	163,996,522	198,824,534
Changes in operating assets and liabilities
Trade and other accounts receivable	(8,164,701)	(24,929,499)
Inventories	(79,749,384)	(3,491,177)
Advances to related parties	351,112	(82,299)
Other current assets	11,177,413	7,890,004
Other non-current assets	4,759,549	(690,557)
Trade and other accounts payable	71,367,748	(55,389,636)
Advances from related parties	(819,695)	7,437,607
Other current liabilities	7,730,276	(1,045,263)
Income tax paid	(27,263,027)	(34,328,469)
Net cash provided by operating activities	143,385,813	94,195,245

Cash flows from investing activities
Interest received	4,828,293	8,393,445
Decrease in loans to employees	1,445,624	3,489,115
Purchases of property and equipment	(27,875,104)	(60,767,063)
Increase in pledged deposits at financial institutions	(197,150)	(303,776)
Proceeds from disposal of property and equipment	2,378,431	6,145,516
Net cash used in investing activities	(19,419,906)	(43,042,763)

The accompanying notes are an integral part of these financial statements.

Foamex Asia Company Limited and its Subsidiaries
Consolidated statements of cash flows, continued
For the period from 1 January 2007 to 31 August 2007
and for the year ended 31 December 2006

	2007	2006
	(in Baht)
Cash flows from financing activities
Interest paid	(14,814,022)	(20,358,208)
Decrease in bank overdrafts and
short-term loans from financial institutions	(3,242,839)	(16,924,559)
Decrease in long-term loan from director	-	(4,000,000)
Repayment of long-term loans from financial institutions	(37,500,000)	(37,500,000)
Decrease in liabilities under financial lease and
hire-purchase agreements	(559,610)	(965,860)
Net cash used in financing activities	(56,116,471)	(79,748,627)

Net increase (decrease) in cash and
deposits at financial institutions	67,849,436	(28,596,145)
Cash and deposits at financial institutions
at beginning of period/year	229,291,753	257,887,898
Cash and deposits at financial institutions
at end of period/year	297,141,189	229,291,753

Supplementary disclosures of cash flows information
Cash and cash equivalents consisted of:
Cash and deposits at financial institutions	282,951,698	216,025,550
Current investments due within three months	14,189,491	13,266,203
Total	297,141,189	229,291,753

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

Foamex Asia Company Limited and its Subsidiaries

Notes to the consolidated financial statements

For the period from 1 January 2007 to 31 August 2007

and for the year ended 31 December 2006

Balances as at 31 August 2007 and 31 December 2006 with related parties are as follow:

	2007	2006
	(in thousand Baht)
Advances to related parties
- Foamex Asia, Inc.	—	347

Loans to directors (note 9)
- Current	8,438	—
- Non-current	21,084	30,319
Total	29,522	30,319

Movements during the period/year of loan to directors were as follows:

	2007	2006
	(in thousand Baht)
Loans to directors
At 1 January	30,319	33,983
Decrease	(797)	(3,664)
At 31 December 2006/31 August 2007	29,522	30,319

	2007	2006
	(in thousand Baht)
Trade and other accounts payable
- Foamex L.P.	65,379	49,464

Short-term loan from director
- Mr. Pichai Nithivasin - interest at MLR plus 2% p.a.	15,000	15,000

Advances from related party
- Foamex L.P.	13,185	13,527

Long-term loans from related parties
Principal
- Foamex Asia, Inc. (USD 4.2 million)	144,715	152,169
- Hua Kee Co., Ltd. (USD 1.8 million)	62,021	65,215
Accrued interest payable
- Foamex Asia, Inc.	51,190	45,107
- Hua Kee Co., Ltd.	21,939	19,332
Total	279,865	281,823
Less current portion	(195,905)	-
Net	83,960	281,823

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

Foamex Asia Company Limited and its Subsidiaries

Notes to the consolidated financial statements

For the period from 1 January 2007 to 31 August 2007

and for the year ended 31 December 2006

13	Interest-bearing liabilities

	2007	2006
	(in thousand Baht)
Current
Bank overdrafts
- secured	16,207	18,169
- unsecured	659	1,939
	16,866	20,108
Short-term loans from financial institutions
(interest rates at 5.03% to 6.12% p.a. in 2007
and 4.43% to 7.21% p.a. in 2006)
- secured	105,000	105,000
- unsecured	90,000	90,000
	195,000	195,000

Total	211,866	215,108

Current portion of long-term loans from financial institution - secured	-	37,500

The Company obtained credit facilities from a local bank totaling Baht 350 million, including notes payable of Baht 120 million as follows:

	(in million	Interest rate	Repayment
	Baht)
Facilities 1 and 2	150	Interest rate at 6.375% p.a. for the first	Eight equal semi-annual
		two years. The higher of the local	installments starting
		bank’s MLR minus 1.25% per annum	from February 2004
		and another local bank’s MLR minus	to August 2007
		0.5% per annum thereafter
		Trust receipt - at the rate of 6.375%
		per annum

Facility 3	200	Various floating interest rates based on	Less than one year
		type of facility as specified in the agreement
Total	350

Secured interest-bearing liabilities are secured on the following assets (net book value).

	2007	2006
	(in thousand Baht)
Leasehold land improvements	60,627	64,296
Machinery and equipment	98,563	89,569
Total	159,190	153,865

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

Foamex Asia Company Limited and its Subsidiaries

Statement of changes in shareholders' equity (unaudited)

For the year ended 31 December 2005

		Consolidated
		Issued and		Cumulative			Total
		paid-up		translation	Retained earnings		Shareholders’
	Note	share capital	Share premium	adjustments	Legal reserve	Unappropriated	equity
		(in Baht)

Balance as at 1 January 2005		105,000,000	18,990,504	2,005,746	10,500,000	288,599,915	425,096,165
Difference from translation adjustments	17	—		16,017,452	—	—	16,017,452
Net profit		—		—	—	90,899,519	90,899,519
Balance as at 31 December 2005		105,000,000	18,990,504	18,023,198	10,500,000	379,499,434	532,013,136

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

For the year ended 31 December 2005

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