Form 10-Q/A
period 2008-03-30
FOAMEX INTERNATIONAL INC
filed 2008-05-30
CIK 912908

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

Foamex International Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to revise the loss per share and weighted average number of shares in the condensed consolidated statement of operations for the quarter ended March 30, 2008 and to revise Notes 3, 5 and 16 to its condensed consolidated financial statements for the quarter ended March 30, 2008. The Company believes that none of the revisions have a material impact on its results of operations for the quarter ended March 30, 2008.

This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-Q. With this Amendment No. 1, the principal executive officer and principal financial officer of the Company have reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

FOAMEX INTERNATIONAL INC.

INDEX

Page

Part I.	Financial Information

Item 1.	Financial Statements (unaudited).

Condensed Consolidated Statements of Operations – Quarters Ended

March 30, 2008 and April 1, 2007	3

Condensed Consolidated Balance Sheets as of March 30, 2008 and December 30, 2007	4

Condensed Consolidated Statements of Cash Flows – Quarters Ended

March 30, 2008 and April 1, 2007	5

Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results
of Operations.	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	27

Item 4.	Controls and Procedures.	27

Part II.	Other Information

Item 1.	Legal Proceedings.	29

Item 1A.	Risk Factors

Item 6.	Exhibits.	29

Signatures	30

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Quarters Ended
	March 30,	April 1,
	2008	2007
	(thousands, except per share amounts)
NET SALES	$241,469	$306,194
COST OF GOODS SOLD	220,315	266,445
GROSS PROFIT	21,154	39,749
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	16,280	17,290
GAIN ON SALE OF ASSETS	565	104
RESTRUCTURING CHARGES	962	403
GOODWILL IMPAIRMENT CHARGE	38,478	–

INCOME (LOSS) FROM OPERATIONS	(34,001)	22,160
INTEREST AND DEBT ISSUANCE EXPENSE	(13,498)	(29,200)
INCOME FROM EQUITY INTEREST IN JOINT VENTURE	–	466
OTHER INCOME (EXPENSE), NET	(850)	(175)
REORGANIZATION ITEMS, NET	–	(8,256)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(48,349)	(15,005)
PROVISION FOR INCOME TAXES	228	790
LOSS FROM CONTINUING OPERATIONS	(48,577)	(15,795)
LOSS FROM DISCONTINUED OPERATIONS	–	(1,801)
NET LOSS	$(48,577)	$(17,596)

LOSS PER SHARE – BASIC:
LOSS FROM CONTINUING OPERATIONS	$ (2.08)	$ (0.93)
LOSS FROM DISCONTINUED OPERATIONS	–	(0.11)
NET LOSS	$ (2.08)	$ (1.04)

LOSS PER SHARE - DILUTED
LOSS FROM CONTINUING OPERATIONS	$ (2.08)	$ (0.93)
LOSS FROM DISCONTINUED OPERATIONS	–	(0.11)
NET LOSS	$ (2.08)	$ (1.04)

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC	23,385	16,897
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED	23,385	16,897

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

March 30, 2008	December 30, 2007

ASSETS	(thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents	$ 4,629	$ 5,182
Accounts receivable, net of allowances of $11,645 and $10,189	142,343	148,696
Inventories	91,518	94,157
Assets held for sale	5,036	5,036
Other current assets	11,220	11,514
Total current assets	254,746	264,585

Property, plant and equipment	316,632	315,678
Less accumulated depreciation	(226,542)	(224,809)
NET PROPERTY, PLANT AND EQUIPMENT	90,090	90,869

GOODWILL	13,869	52,347

DEBT ISSUANCE COSTS, net of accumulated amortization of $2,927 and $2,284	16,447	13,220

SOFTWARE COSTS, net of accumulated amortization of $16,436 and $15,762	3,275	3,949

OTHER ASSETS	5,930	5,580

TOTAL ASSETS	$384,357	$430,550

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Current portion of long-term debt	$ 6,138	$ 6,189
Accounts payable	96,330	101,236
Accrued employee compensation and benefits	13,974	13,099
Accrued interest	9,120	9,780
Accrued customer rebates	5,138	6,272
Cash overdrafts	4,805	729
Other accrued liabilities	18,811	19,071
Total current liabilities	154,316	156,376

LONG-TERM DEBT	534,732	527,904

ACCRUED EMPLOYEE BENEFITS	23,716	26,681

OTHER LIABILITIES	26,745	17,710

Total liabilities	739,509	728,671

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred Stock Series D in 2008, par value $0.01 per share:
Authorized 7,000,000 shares in total, 60,000 shares Series D, none issued	–	–
Common Stock, par value $.01 per share:
Authorized 193,000,000 shares
Issued 25,216,212 and 24,375,480 shares, respectively	252	244
Additional paid-in capital	246,403	247,271
Accumulated deficit	(527,805)	(479,228)
Accumulated other comprehensive loss	(36,812)	(29,218)
Common stock held in treasury, at cost: 885,199 shares	(27,969)	(27,969)
Shareholder note receivable	(9,221)	(9,221)
Total stockholders’ deficiency	(355,152)	(298,121)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$384,357	$430,550

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

At the end of 2007, the Company conducted a step one goodwill impairment test of its reporting units. The Technical Products reporting unit passed the step one impairment test. However, the Foam Products reporting unit failed the step one test, reflecting industry conditions, and indicating that its goodwill was impaired. In accordance with Statement of Financial Accounting Standards No. 142, the Company estimated the impairment at $36.9 million and recorded a charge for that amount in the fourth quarter of 2007. The Company completed the step two impairment test in the quarter ended March 30, 2008 to determine the final amount of the goodwill impairment and, as a result, recorded an additional goodwill impairment charge of $38.5 million. The remaining goodwill on the condensed consolidated balance sheet at March 30, 2008 is related to the Technical Products reporting unit.

4.	REORGANIZATION ITEMS

The Company, which emerged from bankruptcy on February 12, 2007, incurred certain professional fees and other expenses directly associated with the bankruptcy cases. Such costs are classified as reorganization items, net in the accompanying condensed consolidated statement of operations for the quarter ended April 1, 2007 and consisted of the following:

Quarter Ended
April 1, 2007
(thousands)
Professional fees associated with bankruptcy	$(9,676)
Net gain on rejected contracts	1,420
$(8,256)

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.	LOSS PER SHARE
	Quarters Ended
	March 30,	April 1,
	2008	2007
	(thousands, except per share amounts)
Basic and diluted:
Loss from continuing operations	$(48,577)	$(15,795)
Loss from discontinued operations	–	(1,801)
Net loss	$(48,577)	$(17,596)

Weighted average common shares outstanding (a)	23,385	16,897

Loss from continuing operations	$ (2.08)	$ (0.93)
Loss from discontinued operations	–	(0.11)
Net loss per share	$ (2.08)	$ (1.04)

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

General Business and Economic Conditions

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

Technical Products

Technical Products net sales for the quarter ended March 30, 2008 decreased 24% to $27.2 million from $35.7 million in the 2007 period, primarily due to lower volumes. Income from operations decreased $4.8million to $3.7 million in 2008 compared to $8.5 million in 2007 as a result of lower volumes. Income from operations was 13.5% of net sales in 2008 and 23.7% of net sales in 2007.

Other

Other primarily consists of corporate expenses not allocated to business segments, restructuring charges, impairment charges, and gains on sales of assets. The loss from operations was $49.3million in 2008, including a goodwill impairment charge of $38.5 million, and $11.8 million in 2007.

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

loan lenders to acquire common stock at the same price as in the Rights Offering using their second lien term loans at par value. Any cash received after fees and expenses would be used to repay first lien term loans while second lien term loans received in the Second Lien Offering would be cancelled. Based on current forecasts and debt levels, and after consideration of the deleveraging plan, we believe it is likely Foamex L.P. will remain in compliance with the covenants for each of the remaining quarterly Test Periods in 2008.

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

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

Item 6.	Exhibits.

4.28(a)	Certificate of Designations of Series D Preferred Stock of Foamex International.
4.29(a)	Certificate of Designations of Series E Preferred Stock of Foamex International.
10.46.1(a)

Waiver Agreement, dated as of March 28, 2008, to the Revolving Credit Agreement, among Foamex L.P., as borrower, borrower’s affiliates thereto as guarantors, the financial institutions party thereto as lenders, and Bank of America, N.A., as Administrative Agent.

10.47.1(a)

Amendment and Consent No. 1 to First Lien Term Loan Credit Agreement, dated as of March 24, 2008, among Foamex L.P., as borrower, Foamex International, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent.

10.49.1(a)

Amendment No. 1 to Second Lien Term Loan Credit Agreement, dated as of March 24, 2008, among Foamex L.P., as borrower, Foamex International, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent.

10.66(a)	Change in Control Protection Agreement, dated as of December 20, 2002, between Foamex International and Paul A. Haslanger.
10.66.1(a)	Amendment to Change in Control Protection Agreement, dated as of January 31, 2007, between Foamex International and Paul A. Haslanger.
10.67(a)	Change in Control Protection Agreement, dated as of December 20, 2002, between Foamex International and Darrell Nance.
10.67.1(a)	Amendment to Change in Control Protection Agreement, dated as of January 31, 2007, between Foamex International and Darrell Nance.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(a)	Incorporated herein by reference to the Exhibit to the Form 10-Q of Foamex International for the quarterly period ended March 30, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOAMEX INTERNATIONAL INC.

Date:	May 29, 2008	By:	/s/ John G. Johnson, Jr.
Name:	John G. Johnson, Jr.
Title:	President and Chief Executive Officer
(Duly Authorized Officer)

FOAMEX INTERNATIONAL INC.

Date:	May 29, 2008	By:	/s/ Robert M. Larney
Name:	Robert M. Larney
Title:	Executive Vice President and

Chief Financial Officer