Form 10-Q
period 2008-06-29
FOAMEX INTERNATIONAL INC
filed 2008-08-08
CIK 912908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

The number of shares of the registrant’s common stock outstanding as of August 4, 2008 was 210,693,480.

FOAMEX INTERNATIONAL INC.

INDEX

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Quarters Ended		Two Quarters Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
	(thousands, except per share amounts)
Net Sales	$240,716	$308,496	$482,185	$614,690
Cost of Goods Sold	220,092	271,100	440,407	537,545
Gross Profit	20,624	37,396	41,778	77,145
Selling, General and Administrative Expenses	16,120	15,981	32,400	33,271
Gain on Sale of Assets	716	57	1,281	161
Restructuring Charges	3,565	2,403	4,527	2,806
Goodwill Impairment Charge	—	—	38,478	—
Income (Loss) from Operations	1,655	19,069	(32,346)	41,229
Interest and Debt Issuance Expense	(9,567)	(12,499)	(23,065)	(41,699)
Gain (Loss) on Extinguishments of Debt	19,641	(530)	19,641	(530)
Income from Equity Interest in Joint Venture	—	750	—	1,216
Other Income, Net	3,876	380	3,026	205
Reorganization Items, Net	—	—	—	(8,256)
Income (Loss) from Continuing Operations Before Income Taxes	15,605	7,170	(32,744)	(7,835)
Provision for Income Taxes	188	577	416	1,367
Income (Loss) from Continuing Operations	15,417	6,593	(33,160)	(9,202)
Income (Loss) from Discontinued Operations	—	505	—	(1,296)
Net Income (Loss)	15,417	7,098	(33,160)	(10,498)
Series D Preferred Stock Dividends	(160)	—	(160)	—
Participation Rights of Series D Preferred Stock in Undistributed Income	(5,543)	—	—	—
Net Income (Loss) Available to Common Stockholders	$ 9,714	$ 7,098	$(33,320)	$(10,498)

Income (Loss) Per Share – Basic:
Income (Loss) from Continuing Operations	$ 0.28	$ 0.28	$ (1.15)	$ (0.46)
Income (Loss) from Discontinued Operations	—	0.02	—	(0.06)
Net Income (Loss)	$ 0.28	$ 0.30	$ (1.15)	$ (0.52)

Income (Loss) Per Share - Diluted
Income (Loss) from Continuing Operations	$ 0.18	$ 0.28	$(1.15)	$ (0.46)
Income (Loss) from Discontinued Operations	—	0.02	—	(0.06)
Net Income (Loss)	$ 0.18	$ 0.30	$(1.15)	$ (0.52)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

June 29, 2008	December 30, 2007
ASSETS	(thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents	$ 2,867	$ 5,182
Accounts receivable, net of allowances of $11,775 and $10,189	140,089	148,696
Inventories	78,113	94,157
Assets held for sale	5,036	5,036
Other current assets	10,541	11,514
Total current assets	236,646	264,585

Property, plant and equipment	317,120	315,678
Less accumulated depreciation	(226,229)	(224,809)
NET PROPERTY, PLANT AND EQUIPMENT	90,891	90,869

GOODWILL	13,869	52,347

DEBT ISSUANCE COSTS, net of accumulated amortization of $3,165 and $2,284	12,773	13,220

SOFTWARE COSTS, net of accumulated amortization of $17,053 and $15,762	2,658	3,949

OTHER ASSETS	6,025	5,580

TOTAL ASSETS	$362,862	$430,550

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Current portion of long-term debt	$ 6,084	$ 6,189
Accounts payable	93,647	101,236
Accrued employee compensation and benefits	12,755	13,099
Accrued interest	6,765	9,780
Accrued customer rebates	5,186	6,272
Cash overdrafts	5,272	729
Other accrued liabilities	19,028	19,071
Total current liabilities	148,737	156,376

LONG-TERM DEBT	411,549	527,904

ACCRUED EMPLOYEE BENEFITS	22,593	26,681

OTHER LIABILITIES	16,927	17,710

Total liabilities	599,806	728,671

Preferred Stock, par value $0.01 per share:
Authorized 7,000,000 shares in total, 60,000 shares Series D Preferred Stock authorized, 18,500 shares issued in 2008, at liquidation value including accrued dividends	18,660	—

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Common Stock, par value $.01 per share:
Authorized 193,000,000 shares
Issued 192,959,909 and 24,375,480 shares, respectively	1,930	244
Additional paid-in capital	319,570	247,271
Accumulated deficit	(512,548)	(479,228)
Accumulated other comprehensive loss	(27,366)	(29,218)
Common stock held in treasury, at cost: 885,199 shares	(27,969)	(27,969)
Stockholder note receivable	(9,221)	(9,221)
Total stockholders’ deficiency	(255,604)	(298,121)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$362,862	$430,550

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Two Quarters Ended
	June 29,	July 1,
	2008	2007
OPERATING ACTIVITIES	(thousands)
Net loss	$(33,160)	$ (10,498)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities
Loss from discontinued operations	—	1,296
Depreciation and amortization	8,128	8,742
Amortization and write-off of debt issuance costs and other noncash interest	2,699	1,639
Loss (gain) on extinguishments of debt	(19,641)	530
Fair value adjustment on put option premium	(2,564)	—
Goodwill impairment charge	38,478	—
Other operating activities	1,547	15,968
Accrued interest	(3,016)	(80,822)
Changes in operating assets and liabilities, net	8,171	(1,065)

Net cash provided by (used for) operating activities before
discontinued operations and reorganization items	642	(64,210)
Cash provided by discontinued operations	—	20
Cash used for reorganization items	—	(11,363)
Net cash provided by (used for) operating activities	642	(75,553)

INVESTING ACTIVITIES
Capital expenditures	(7,542)	(5,698)
Proceeds from sale of assets	1,836	1,233
Other investing activities	—	(140)
Net cash used for investing activities	(5,706)	(4,605)

FINANCING ACTIVITIES
Repayments of DIP revolving loans, net	—	(56,331)
Proceeds from revolving loans, net	2,147	31,770
Proceeds from term loans	—	600,000
Repayments of long-term debt	(18,607)	(605,185)
Debt issuance costs	(3,870)	(17,100)
Issuance of Series D Preferred Stock	18,500	—
Net proceeds from rights offering	—	143,072
Debt prepayment premiums	—	(11,767)
Increase (decrease) in cash overdrafts	4,543	(6,152)
Other	36	76
Net cash provided by financing activities	2,749	78,383

Net decrease in cash and cash equivalents	(2,315)	(1,775)

Cash and cash equivalents at beginning of period	5,182	5,974

Cash and cash equivalents at end of period	$ 2,867	$ 4,199

Supplemental Information:
Cash paid for interest	$ 23,382	$121,323
Cash paid for income taxes, net	$ 318	$ 83
Noncash mark to market adjustment for derivatives	$ 1,596	$ 4,582
Noncash exchange of long-term debt for common stock	$100,000	—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	BASIS OF PRESENTATION

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary to present fairly the Company’s consolidated financial position and results of operations, have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2007 Annual Report on Form 10-K, as amended. Results for interim periods are not necessarily indicative of trends or of results for a full year.

The condensed consolidated balance sheet as of December 30, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Adoption of New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which addresses how companies should measure fair value when required for recognition or disclosure purposes under GAAP. The standard’s provisions are applied to existing accounting measurements and related disclosure that are based on fair value. SFAS No. 157 does not require any new fair value measurements. The standard applies a common definition of fair value to be used throughout GAAP, with emphasis on fair value as a “market-based” measurement versus an entity-specific measurement and establishes a hierarchy of fair value measurement methods. The disclosure requirements are expanded to include the extent to which companies use fair value measurements, the methods and assumptions used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The FASB, on February 12, 2008, issued FASB Staff Position (“FSP”) FAS No. 157-2. This FSP permits a delay in the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. On February 14, 2008, the FASB issued FSP FAS 157-1 to exclude SFAS No. 13, “Accounting for Leases”, and its related interpretive accounting pronouncements from the scope of SFAS No. 157.

The Company adopted SFAS No. 157 as of December 31, 2007, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities. Non-recurring, non-financial assets and liabilities for which the Company has not applied the provisions of SFAS No. 157 include those measured at fair value in

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	BASIS OF PRESENTATION (continued)

goodwill impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.

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

During 2007, the Company consolidated the operations of its Eddystone, PA manufacturing facility into its Fort Wayne, IN manufacturing facility. The Company intends to sell the Eddystone, PA facility and has included the $5.0 million net book value of the assets as held for sale in the accompanying condensed consolidated balance sheets at June 29, 2008 and December 30, 2007.

On September 26, 2007, the Company completed the sale of its stand-alone carpet cushion facilities located in Fairless Hills, PA; Dallas, TX; and Orlando, FL for net proceeds of approximately $9.7 million. The three plants were components under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and continuing cash flows of the Company that are related to the three plants are limited to the discretionary sale of scrap foam to the buyer of the plants which aggregated $0.9 million in the period from the sale through December 30, 2007 and $1.3 million in the two quarters ended June 29, 2008. The Company will not have any significant continuing involvement in the operation of the three plants. Therefore, the operations and disposition of the three plants are reported as discontinued operations in the accompanying condensed consolidated statements of operations for the quarter and two quarters ended July 1, 2007. The Company repaid approximately $9.7 million of first lien term debt with the sale proceeds and included interest

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2.	CHANGES IN BUSINESS (continued)

expense in discontinued operations of $0.2 million and $0.4 million in the quarter and two quarters ended July 1, 2007, respectively.

Results of operations for the three plants were:

	Quarter Ended	Two Quarters Ended
	July 1, 2007	July 1, 2007
(thousands)
Net sales	$12,350	$23,319
Gross profit	$ 975	$ (316)
Net income (loss)	$ 505	$ (1,296)
Net income (loss) per diluted share	$ 0.02	$ (0.06)

3.	GOODWILL IMPAIRMENT

At the end of 2007, the Company conducted a step one goodwill impairment test of its reporting units. The Technical Products reporting unit passed the step one impairment test. However, the Foam Products reporting unit failed the step one test, reflecting industry conditions, and indicating that its goodwill was impaired. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, the Company estimated the impairment at $36.9 million and recorded a charge for that amount in the fourth quarter of 2007. The Company completed the step two impairment test in the quarter ended March 30, 2008 to determine the final amount of the goodwill impairment and, as a result, recorded an additional goodwill impairment charge of $38.5 million. The remaining goodwill on the condensed consolidated balance sheet at June 29, 2008 is related to the Technical Products reporting unit.

4.	REORGANIZATION ITEMS

The Company, which emerged from bankruptcy on February 12, 2007, incurred certain professional fees and other expenses directly associated with the bankruptcy cases. Such costs are classified as reorganization items, net in the accompanying condensed consolidated statement of operations for the two quarters ended July 1, 2007 and consisted of the following:

Two Quarters Ended
July 1, 2007
(thousands)
Professional fees associated with bankruptcy	$(9,676)
Net gain on rejected contracts	1,420
$(8,256)

5.	INCOME (LOSS) PER SHARE

With the issuance of Series D Preferred Stock on April 22, 2008 (see Note 11), the basic earnings per share calculations include the calculation of income available to common stockholders with recognition of the accumulated Series D Preferred Stock dividends. Additionally, as the Series D Preferred Stock participates in the accumulated dividends and has participation rights in undistributed earnings, the Company allocated earnings to common stockholders and the Series D Preferred stockholders under the two-class method. Because the Series D Preferred Stock is not contractually responsible to share in the Company’s losses, no allocation in the basic calculation would be made to Series D Preferred Stock when a net loss exists.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.	INCOME (LOSS) PER SHARE (continued)

Diluted net income (loss) per common share is computed by adjusting net income (loss) for the impact of the assumed conversion of Series D Preferred Stock and for the elimination of any gains or losses related to certain equity obligations that were liability classified during the period. This amount is divided by the sum of the weighted average shares outstanding, common stock equivalents related to stock options and service-based unvested stock awards and the assumed conversion of Series D Preferred Stock and an adjustment related to equity obligations that were liability classified during the periods reported.

Common stock equivalents are measured using the treasury stock method and exclude any issuances that are antidilutive. If the diluted calculation results in an income (loss) per common share that is greater than the basic calculation, it is considered antidilutive, and the basic income (loss) per common share number is reported.

The following table shows the amounts used in computing income (loss) per share.

	Quarters Ended		Two Quarters Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(thousands, except per share amounts)
Basic:
Income (loss) from continuing operations	$15,417	$6,593	$(33,160)	$ (9,202)
Less:
Series D Preferred Stock dividends	(160)	—	(160)	—
Participation rights of Series D Preferred Stock dividends in undistributed earnings	(5,543)	—	—	—
Income (loss) from continuing operations available to common stockholders	9,714	6,593	(33,320)	(9,202)
Income (loss) from discontinued operations	—	505	—	(1,296)
Net income (loss) available to common stockholders	$9,714	$7,098	$(33,320)	$(10,498)

Weighted average common shares outstanding - basic	34,475	23,324	28,930	20,110

Per Share:
Income (loss) from continuing operations	$ 0.28	$ 0.28	$ (1.15)	$ (0.46)
Income (loss) from discontinued operations	—	0.02	—	(0.06)
Net income (loss)	$ 0.28	$ 0.30	$ (1.15)	$ (0.52)

Diluted:
Income (loss) available to common stockholders	$9,714	$6,593	$(33,320)	$ (9,202)
Plus effect of assumed conversions:
Series D Preferred Stock dividends	160	—	160	—
Participation rights of Series D Preferred Stock in undistributed income	5,543	—	—	—
Fair value gain adjustments for liability classified equity commitments	(2,881)	—	(2,881)	—
Income (loss) from continuing operations available to common stockholders	12,536	6,593	(36,041)	(9,202)
Income (loss) from discontinued operations	—	505	—	(1,296)
Net income (loss) available to common stockholders	$12,536	$7,098	$(36,041)	$(10,498)

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.	INCOME (LOSS) PER SHARE (continued)

	Quarters Ended		Two Quarters Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(thousands, except per share amounts)
Weighted average common shares outstanding	34,475	23,324	28,930	20,110

Effect of dilutive securities
Stock options	—	50	—	—
Unvested stock – service based	682	—	—	—
Series D Preferred Stock	24,515	—	—	—
Liability classified obligations to be settled in common stock	9,298	—	—	—
Adjusted weighted average shares - diluted	68,970	23,374	28,930	20,110

Per Share:
Income (loss) from continuing operations	$ 0.18	$ 0.28	$ (1.15)	$ (0.46)
Income (loss) from discontinued operations	—	0.02	—	(0.06)
Net income (loss)	$ 0.18	$ 0.30	$ (1.15)	$ (0.52)

The shares listed in the table below were excluded from the diluted calculation because their impact would be antidilutive.

	Quarters Ended		Two Quarters Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Stock options	6,795	187	6,795	269
Unvested stock – service based	399	—	408	—
Unvested stock – performance based	408	—	423	—

Unvested stock awards are considered outstanding and included in the computations of basic earnings per share as of the date all necessary conditions have been satisfied.

6.	ACCOUNTING FOR STOCK-BASED COMPENSATION

The Foamex International Inc. 2007 Management Incentive Plan became effective on February 12, 2007 (the “MIP”). The MIP provides for the issuance of stock incentive awards, including options and stock appreciation rights. On June 12, 2008, the Company obtained the written consent of stockholders holding a majority of its common stock to increase the number of shares issuable under the MIP to 27,300,000.

The Foamex International Inc. 2002 Stock Award Plan, as amended (the “2002 Stock Award Plan”) provides for the issuance of nonqualified and incentive stock options for common stock of the Company. Eligibility extends to employees, directors and consultants of the Company, including its subsidiaries and affiliates. At the Annual Meeting of Stockholders on May 25, 2004, stockholders approved an increase in the number of shares reserved for issuance under the 2002 Stock Award Plan by 625,000 shares. As of June 29, 2008, 1,150,000 shares of the Company’s common stock are reserved for issuance under the 2002 Stock Award Plan.

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

Stock-based compensation expense, recorded in selling, general and administrative expenses, was $1.0 million and less than $0.1 million in the quarters ended June 29, 2008 and July 1, 2007, respectively, and $1.2 million and $0.1 million in the two quarters ended June 29, 2008 and July 1, 2007, respectively. There were no tax benefits due to the valuation allowance on U.S. deferred tax assets.

Stock Options

During the quarter and two quarters ended June 29, 2008, the Company granted stock options for 5,818,812 shares and 6,448,758 shares, respectively, under the MIP. Terms of the stock options granted in the quarter included three-year pro-rata vesting and a 10-year term. Terms of the stock options granted in the quarter ended March 30, 2008 included four-year pro-rata vesting and a 10-year term. There were no option grants in the first two quarters of 2007.

The fair value of each option was estimated on the grant date using the Black-Scholes option-pricing model. Based on the assumptions listed below, the weighted average fair value of options granted with an option price equal to fair market value was $0.57 per option in 2008. Expense is recognized on a straight-line basis over the expected service period.

Expected life in years	4.29
Risk-free interest rate	2.79%
Volatility	108.67%
Dividend yield	0.00%

The assumption for the expected life of the options was based on the Company’s experience both in terms of the type of awards and employee groups. The risk-free interest rate was based on the weighted average U.S. Treasury strip rates over the contractual term of the stock options. Volatility was based on the long-term historical measurement that was considered appropriate to adjust for the volatility impact during the period the Company was in bankruptcy.

The following table includes option activity for 2008.

	Two Quarters ended June 29, 2008
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Instrinsic
	Shares	Price	Term	Value
				(thousands)
Outstanding at December 31, 2007	419,547	$14.69	6.0 years	$—
Granted	6,448,758	$0.80
Exercised	—
Forfeited/expired	(73,182)	$11.84
Outstanding at June 29, 2008	6,795,123	$1.54	9.6 years	$—

Exercisable at June 29, 2008	192,900	$18.73	1.7 years	$—

Total unrecognized compensation cost related to unvested stock option awards was $3.3 million at June 29, 2008 and is expected to be recognized over a weighted-average period of 3.1 years.

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

The following table includes performance stock award activity for the two quarters ended June 29, 2008.

		Weighted Average
		Grant Date
Performance Stock Awards	Shares	Fair Value
Outstanding at December 31, 2007, unvested	87,772	$9.28
Granted	379,306	$3.11
Vested	—
Cancelled	(59,324)	$7.44
Outstanding at June 29, 2008, unvested	407,754	$3.82

At June 29, 2008, there was $0.8 million of unrecognized compensation that may be recognized over the 2008-2010 period based on the attainment of the performance levels discussed above.

Deferred Stock Awards

During the first two quarters of 2008, the Company issued deferred common stock awards under the MIP. Terms of the deferred stock awards included three-year pro-rata vesting from the grant date.

During 2007, the Company issued deferred common stock awards under the MIP. Terms of the deferred stock awards included four-year pro-rata vesting from the 2007 grant date.

The fair value of the deferred stock awards is the grant-date stock price and related compensation expense is recognized over the requisite service period.

The following table includes deferred stock award activity for the two quarters ended June 29, 2008.

		Weighted Average
		Grant Date
Deferred Stock Awards	Shares	Fair Value
Outstanding at December 31, 2007, unvested	37,850	$10.20
Granted	3,341,609	$0.84
Vested	—
Cancelled	(18,391)	$3.11
Outstanding at June 29, 2008, unvested	3,361,068	$0.93

At June 29, 2008, there was $2.2 million of unrecognized compensation that may be recognized over the 2008-2011 period assuming completion of the service requirements.

7.	RESTRUCTURING CHARGES

Restructuring charges in the quarter and two quarters ended June 29, 2008 are primarily shutdown costs for a manufacturing facility and severance expenses related to the termination of approximately 100 employees.

The following table sets forth the components of the Company’s restructuring accruals and activity for the quarter and two quarters ended June 29, 2008:

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.	RESTRUCTURING CHARGES (continued)

		Plant Closure	Personnel
	Total	and Leases	Reductions
	(thousands)
Balance at March 31, 2008	$3,283	$ 648	$2,635
Restructuring charges	3,565	630	2,935
Cash spending	(2,173)	(1,048)	(1,125)
Balance at June 29, 2008	$4,675	$ 230	$4,445

Balance at December 31, 2007	$4,543	$1,042	$3,501
Restructuring charges	4,527	1,142	3,385
Cash spending	(4,395)	(1,954)	(2,441)
Balance at June 29, 2008	$4,675	$ 230	$4,445

8.	INVENTORIES

The components of inventories are listed below.

	June 29,	December 30,
	2008	2007
	(thousands)
Raw materials and supplies	$49,278	$61,103
Work-in-process	20,183	23,520
Finished goods	10,534	11,830
Obsolescence reserve	(1,882)	(2,296)
Total	$78,113	$94,157

9.	REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT

The components of revolving credit borrowings and long-term debt are listed below.

	June 29,	December 30,
	2008	2007
	(thousands)
Senior secured credit facilities (1)
Revolving credit facility	$ 10,049	$ 7,902
First lien term loan	326,500	345,000
Second lien term loan	75,000	175,000

Industrial revenue bond (2)	6,000	6,000
Other	84	191
	417,633	534,093

Less current portion	6,084	6,189

Long-term debt	$411,549	$527,904

(1)	Subsidiary debt of Foamex L.P., guaranteed by the Company, FMXI, LLC and Foamex Canada.
(2)	Subsidiary debt of Foamex L.P.

Senior Secured Credit Facilities

On February 12, 2007, Foamex L.P. entered into senior secured credit facilities consisting of a $175.0 million revolving credit facility, including a sub-limit of $45.0 million for letters of credit and term loan facilities

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

Foamex L.P. is subject to a leverage ratio covenant, as defined, under both term loan facilities and an interest coverage ratio covenant, as defined, under the first lien term loan facility as well as an annual capital expenditure maximum under the first lien term loan and the revolving credit facilities. The revolving credit facility is subject to a fixed charge coverage ratio in the event that available borrowings under the revolving credit facility are less than $20.0 million. In addition, both term loan facilities and the revolving credit facility contain subjective acceleration clauses in the event of an undefined material adverse change in the ability of Foamex L.P. to perform its obligations under the facilities. If a material adverse change did occur, the lenders could exercise various options they have under the credit agreements, the most severe of which would be to demand immediate payment of all amounts outstanding under the facilities.

Foamex L.P. was in compliance with its debt covenants as of December 30, 2007 and as of the June 29, 2008 Test Period, as defined, after application of the Equity Cure and after exercise of the put option, as discussed below. The loan agreements governing the first and second lien term loans permit the Company to cure violations of the leverage ratio and the consolidated interest coverage ratio covenants through sales of stock to certain holders of its common stock who meet specified criteria, the proceeds of which when contributed to Foamex L.P. will be deemed to be an addition to Consolidated EBITDA, as defined, for purposes of the ratio calculations. The sales can be made in no more than two of any four consecutive quarters and are limited to the lesser of (i) $20.0 million and (ii) the amount required to cure such violations for each quarter. On February 13, 2008, the Company received firm, legally enforceable commitments from eligible holders of its common stock to make up to $20.0 million of additional investments to be used to cure potential violations of the leverage ratio and consolidated interest coverage ratio covenants (the “Equity Cure”). The eligible holders were entitled to a premium, payable in shares of the Company’s common stock, equal to 5% of the maximum amount committed. The Company issued 620,083 shares of common stock to the applicable stockholders in satisfaction of the premium liability on April 22, 2008.

On April 17, 2008, the Company exercised its option under the Equity Cure to require the applicable stockholders to purchase shares of its capital stock for an aggregate amount of $18.5 million. The stockholders purchased 18,500 shares of a new Series D Preferred Stock for $1,000 per share, which was issued to them on April 22, 2008. The Company contributed the proceeds from the Series D Preferred Stock sale to Foamex L.P. to be used to pay for ordinary course expenditures and to be applied as required to cure any covenant shortfall for the Test Periods ended March 30, 2008 and June 29, 2008. Approximately $17.9 million and approximately $13.6 million was applied to Consolidated EBITDA under the first lien term loan facility and the second lien term loan facility, respectively, to achieve the required leverage ratio covenants of 5.50 to 1.00 and 5.75 to 1.00 under the first lien term loan facility and the second lien term loan facility, respectively, and the interest coverage ratio under the first lien term loan facility as of March 30, 2008 and June 29, 2008. The application of the Equity Cure as an addition to Consolidated EBITDA will continue to be applicable for the following two quarterly Test Periods.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.	REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT (continued)

The Company is implementing a plan to deleverage Foamex L.P.’s balance sheet. The plan includes raising equity capital to reduce Foamex L.P.’s debt balances through the combination of a Rights Offering, as defined below, and a Second Lien Offering, as defined below, that it announced on March 12, 2008, as well as equity commitments that it obtained on April 1, 2008. Under the Rights Offering, the Company issued rights to purchase additional shares of common stock to its existing stockholders at a price of $0.65 per share (the “Rights Offering”). Under the Second Lien Offering, the Company would permit Foamex L.P.’s second lien term loan lenders to acquire common stock at the same price as in the Rights Offering using their second lien term loans at par value (the “Second Lien Offering”). Any cash received after fees and expenses would be used to repay first lien term loans while second lien term loans received in the Second Lien Offering would be cancelled. The Rights Offering and the Second Lien Offering commenced on June 24, 2008. Based on current forecasts and debt levels, and after consideration of the deleveraging plan, Foamex L.P. believes it is likely to remain in compliance with its covenants through at least the quarter ending June 28, 2009.

On March 27, 2008, Foamex L.P. received the amendments and consents to the First Lien Term Credit Agreement and the Second Lien Term Credit Agreement that enabled the Company to proceed with the Second Lien Offering. In connection with the receipt of the amendments and consents, Foamex L.P. incurred fees and expenses aggregating approximately $5.0 million. In addition, (i) the applicable margin for Eurodollar or Base Rate first lien term loans will increase by 1.00% annually and (ii) the first lien term loans will be repaid (a) with an amount equal to the cash proceeds of the Equity Cure, (b) with $15.0 million of certain Net Cash Proceeds, as defined, of applicable Asset Sales, as defined, and (c) with the net cash proceeds from any Rights Offering in conjunction with the initial Second Lien Offering and any such transaction would be required to generate at least $15.0 million of net cash proceeds.

On April 1, 2008, certain significant equityholders and the Company entered into an equity commitment agreement that includes put option agreements that require each significant equityholder to purchase a certain number of shares of common stock. The Company exercised the put option and on June 25, 2008 received $100.0 million par value of Foamex L.P.’s second lien term debt, which was contributed to Foamex L.P. and retired in exchange for approximately 153.8 million shares of common stock with a fair value of $0.50 per share. Approximately 150.7 million shares of such stock were issued on June 25, 2008 with the balance expected to be issued in August 2008. The liability of approximately $1.3 million for issuance of the shares is included in other current liabilities in the accompanying condensed consolidated balance sheet. As a result of the put option exercise, the Company recognized a net gain of $20.2 million on the extinguishment of debt. (See Note 17).

The Company’s ability to maintain compliance with Foamex L.P.’s debt covenants depends on generation of sufficient levels of Consolidated EBITDA, its debt levels and on management’s ability to raise additional equity funds. Funds obtained through the transactions described above will reduce outstanding debt balances. Should Foamex L.P. fail to comply with the leverage ratio or the consolidated interest coverage ratio covenants at a future measurement date after consideration of any cure available, Foamex L.P. would be in default under the senior secured credit facilities and the lenders under those facilities could exercise various options that they have under the loan agreements, the most severe of which would be to demand immediate payment of all amounts outstanding under the senior secured credit facilities. The Company believes it is unlikely that the lenders would exercise this right but rather would entertain other remedies including a waiver of any covenant violation or amendments to the covenant calculations, although there are no assurances the lenders would approve such remedies.

During 2007, Foamex L.P. prepaid $80.0 million of principal on the first lien term loan. On April 24, 2008, Foamex L.P. prepaid an additional $18.5 million of principal on the first lien term loan. A portion of these prepayments were applied to the scheduled quarterly principal repayments through March 2012 and pro rata to all remaining principal repayments. As a result of the prepayments, the quarterly principal repayments will be approximately $0.9 million commencing June 2012. The 2007 prepayments exceeded the required annual excess cash flow repayment for 2007.

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

million, $100 million, and $75 million, respectively, in which Foamex L.P. will receive interest at a variable rate equal to three-month LIBOR and pay interest at a fixed rate of 4.93%. The two collar contracts have a life of five years plus 35 days with a notional amount of $175 million at inception reducing to $125 million on April 15, 2011. The collar contracts limit the variability of the interest rate risk on three-month LIBOR with a cap of 5.50% and a floor of 4.35%. Foamex L.P. determined the interest rate swaps (from inception) and the collars (as of April 15, 2007) to be effective hedges under the guidance of Statement of Financial Accounting Standard No. 133, “Accounting for Derivatives and Hedging Activities.” As of June 29, 2008, the fair value liability of these derivatives aggregating approximately $9.7 million is included in other liabilities in the accompanying condensed consolidated balance sheet.

On January 14, 2008, the Company determined that it was appropriate to discontinue hedge accounting for the applicable collar that had a notional amount of $87.5 million as the cash flows being hedged were no longer deemed to be probable. Any subsequent mark to market adjustments on this collar are reflected in the consolidated statement of operations rather than as an adjustment to accumulated other comprehensive loss. For the quarter and two quarters ended June 29, 2008, the Company recorded mark to market gains of $2.0 million and $0.8 million, respectively,on this collar which are reflected in interest and debt issuance expense in the condensed consolidated statement of operations. Also, on January 14, 2008, the Company determined it is probable certain of the cash flows that were hedged by this collar will not occur. Therefore the associated derivative loss of $1.1 million in accumulated other comprehensive loss on that date has been reclassified into earnings and is reflected in interest and debt issuance expense for the two quarters ended June 29, 2008. On April 15, 2008, the Company determined it is probable the remaining cash flows previously hedged by this collar will not occur. Therefore, the remaining associated derivative loss of $1.2 million in accumulated other comprehensive loss on that date has been reclassified into earnings and is reflected in interest and debt issuance expense for the quarter ended June 29, 2008.

At June 29, 2008, Foamex L.P. had $61.2 million of available borrowings under the revolving credit facility and $27.5 million of letters of credit outstanding. Weighted average interest rates, without consideration of derivatives, at June 29, 2008 were 5.00%, 5.95% and 8.15% under the revolving credit facility, the first lien term loan, and the second lien term loan, respectively.

Industrial Revenue Bond (“IRB”)

IRB debt includes a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At June 29, 2008 and December 30, 2007, the interest rates on the bond were 1.58% and 3.94%, respectively. The maximum interest rate for the IRB is 15.0% per annum. If Foamex L.P. exercises its option to convert the bond to a fixed interest rate structure, the IRB is redeemable at the option of the bondholders. In addition, at any time prior to conversion to a fixed interest rate structure, bondholders upon notice to the bond trustee and the remarketing agent may place the bonds for sale. If the remarketing agent is not successful in reselling the bonds before settlement is due on bonds placed for sale, the bond trustee may draw on a letter of credit issued under the revolving credit facility to repay the bondholders for the bonds placed for sale until the bonds can be resold by the remarketing agent. Pursuant to this arrangement, the IRB is classified as current in the accompanying condensed consolidated balance sheets at June 29, 2008 and December 30, 2007. The obligation is collateralized by certain assets, which have an approximate net carrying value of $4.3 million at June 29, 2008 and by a letter of credit in the amount of $6.3 million.

Maturities

Scheduled maturities of revolving credit borrowings and long-term debt as of June 29, 2008 are shown below (thousands):

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.	REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT (continued)

2008	$ 84
2009	—
2010	—
2011	—
2012	11,767
Thereafter	405,782
Total	$417,633

10.	RETIREE BENEFIT PLANS

Components of net periodic pension benefit expense (income) are listed below:

	Quarters Ended		Two Quarters Ended
	June 29,	July 1,	June 29	July 1,
	2008	2007	2008	2007
	(thousands)
Service cost (a)	$ 151	$ 928	$ 276	$ 2,133
Interest cost	2,232	2,121	4,361	4,230
Expected return on plan assets	(2,711)	(2,532)	(5,421)	(5,096)
Amortization of transition assets	(17)	(38)	(33)	(38)
Amortization of prior service benefit	36	(65)	56	(14)
Amortization of net loss	412	591	738	1,150
Bankruptcy adjustment (b)	—	—	—	(1,360)
Net periodic pension benefit cost	$ 103	$ 1,005	$ (23)	$ 1,005

(a)	The reduction in service cost reflects the elimination of future benefit accruals for essentially all plan participants effective December 31, 2007.
(b)	Reflects benefits under the supplemental executive retirement plan that were eliminated.

The Company anticipates pension plan contributions of $7.5 million for fiscal 2008. During the quarter and two quarters ended June 29, 2008, the Company contributed $0.7 million and $3.7 million, respectively. Actuarial valuations are in process for fiscal year 2008 that will determine the actual contribution requirements and net periodic pension benefit costs.

11.	PREFERRED STOCK

On February 8, 2008, the Company’s Board of Directors authorized up to 60,000 shares of a new class of Series D Preferred Stock. The Series D Preferred Stock is non voting, except in certain limited circumstances, and earns a dividend at the greater of (i) a rate of 4.5% per annum accrued daily and compounded monthly, payable by increases in the liquidation preference, as defined, and (ii) dividends, if any, paid on the Company’s common stock on an as converted basis. The Series D Preferred Stock may be converted into common stock at the option of the Company, at the one year anniversary. Conversion at the option of the holder may occur at any time in the one year period after issuance. The Company issued 18,500 shares of Series D Preferred Stock on April 22, 2008 in connection with the Equity Cure discussed in Note 9.

On April 18, 2008, the Company’s Board of Directors authorized up to 60,000 shares of a new class of preferred stock, Series E. The Series E Preferred Stock is non voting, except in certain limited circumstances, and earns a dividend at the rate of 9.0% per annum compounded monthly, payable in increases in the liquidation preference, as defined. The Series E Preferred Stock may be redeemed by the holder after August 12, 2014. The Company may redeem the Series E Preferred Stock by paying cash equal to the liquidation preference. No Series E Preferred Stock has been issued.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12.	INCOME TAXES

The tax provision for the quarter and two quarters ended June 29, 2008 relates primarily to certain foreign taxes. The tax provision for the quarter and two quarters ended July 1, 2007 included an increase in United States deferred tax liabilities associated with indefinite lived intangibles. In accordance with SFAS No. 109, the Company has continued to maintain a valuation allowance for its United States deferred tax assets which primarily represent net operating loss carryforwards (“NOLs”). Such NOLs aggregated approximately $288.7 million at December 30, 2007. To the extent NOLs are utilized, the Company will reverse a portion of its valuation allowance.

The Company has determined that it had an ownership change as defined in IRC Section 382 on February 12, 2007 and an additional ownership change on June 25, 2008. While the amount of annual limitation on the usage of NOLs as a result of the June 25, 2008 ownership change has not yet been determined, the Company believes it is likely that this ownership change has severely limited the Company’s ability to use its NOLs in the future.

13.	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are listed below.

	Quarters Ended		Two Quarters Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
	(thousands)
Net income (loss)	$ 15,417	$ 7,098	$(33,160)	$(10,498)
Pension adjustment	450	912	739	912
Foreign currency translation adjustments	22	1,243	(483)	1,833
Fair value adjustment on derivatives	8,974	4,952	1,596	4,582
Total comprehensive income (loss)	$24,863	$14,205	$(31,308)	$(3,171)

14.	SEGMENT RESULTS

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

Segment results are presented below.

	Foam Products	Carpet Cushion Products	Automotive Products	Technical Products	Other	Total
Quarter ended June 29, 2008	(thousands)
Net sales	$89,050	$13,032	$107,906	$30,728	$ —	$240,716
Income (loss) from operations	$ 1,516	$ (226)	$ 6,513	$ 5,296	$(11,444)	$ 1,655
Depreciation and amortization	$ 1,436	$ 252	$ 814	$ 650	$ 916	$ 4,068

Quarter ended July 1, 2007
Net sales	$108,320	$22,498	$144,435	$33,514	$ (271)	$308,496
Income (loss) from operations	$ 11,933	$ 2,114	$ 9,051	$ 7,933	$(11,962)	$ 19,069
Depreciation and amortization	$ 1,591	$ 165	$ 914	$ 673	$ 1,100	$ 4,443

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14.	SEGMENT RESULTS (continued)

	Foam Products	Carpet Cushion Products	Automotive Products	Technical Products	Other	Total
Two Quarters ended June 29, 2008	(thousands)
Net sales	$177,346	$26,071	$220,807	$57,961	$ —	$482,185
Income (loss) from operations	$ 5,616	$ (617)	$ 14,385	$ 8,981	$(60,711)	$(32,346)
Depreciation and amortization	$ 2,874	$ 477	$ 1,619	$ 1,152	$ 2,006	$ 8,128

Two Quarters ended July 1, 2007
Net sales	$238,597	$44,749	$262,326	$69,249	$ (231)	$614,690
Income (loss) from operations	$ 30,753	$ 1,637	$ 16,157	$16,391	$(23,709)	$ 41,229
Depreciation and amortization	$ 3,065	$ 327	$ 1,745	$ 1,338	$ 2,267	$ 8,742

15.	COMMITMENTS AND CONTINGENCIES

Leases

On March 28, 2008, the Company entered into an operating lease for office facilities that will commence in September 2008 for a period of 11 years. Minimum rental commitments required under the lease are approximately $10.8 million over the 11-year period.

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

The Company reached a tentative settlement with counsel for all plaintiffs on April 29, 2008. The settlement is subject to contingencies, including approval by the Court. Management does not believe the settlement or the outcome of the litigation will have an effect on the Company’s financial condition, cash flows or results of operations.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

15.	COMMITMENTS AND CONTINGENCIES (continued)

As of June 29, 2008, the Company had accrued approximately $0.7 million for litigation and other legal matters in addition to the environmental matters discussed below.

Environmental and Health and Safety

The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of June 29, 2008, the Company had accruals of approximately $1.3 million for environmental matters, including approximately $1.1 million related to remediating and monitoring soil and groundwater contamination and approximately $0.2 million related to two sites where it has been designated as a potentially responsible party, or PRP. Additional losses, if any, in excess of amounts currently accrued, cannot be reasonably estimated at this time. If there are additional matters or if current estimates are incorrect, there could be a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

Based on these estimates (to the extent available) and on known information, in each case and in the aggregate, the Company does not expect additional costs, if any, to be material to cash flow, results of operations or financial position.

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

The Company adopted SFAS No. 157 as of December 31, 2007, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities. During the two quarters ended June 29, 2008, the Company applied SFAS No. 157 to measure the fair value of its derivatives. SFAS No. 157, among other things, requires enhanced disclosures about financial assets and liabilities that are measured and reported at fair value. SFAS No. 157 establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

The following table summarizes the valuation of the Company’s financial instruments by the above SFAS No. 157 fair value hierarchy levels as of June 29, 2008 (thousands of dollars):

	Total	Level I	Level II	Level III
Interest rate swaps and collars - liability	$9,735	—	$9,735	—

17.	SUBSEQUENT EVENTS

On July 24, 2008, the Company extended its Rights Offering and Second Lien Offering until August 12, 2008. As of August 6, 2008, the Company has received assignments of second lien term loans in the amount of approximately $20.4 million.

On July 24, 2008, the Company’s Certificate of Incorporation was amended to increase the authorized number of shares of common stock to 750,000,000.

On July 30, 2008, the Company issued approximately 18.6 million shares of common stock to convert 9,662 shares of Series D Preferred Stock at the option of the holder. The carrying value of the Series D Preferred Stock converted, including accrued dividends, was approximately $9.8 million at the date of conversion.

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

General Business and Economic Conditions

As we have previously disclosed, our business can be affected by general business and economic conditions in the United States that could have a significant impact on demand for our products. The general business and economic conditions in the United States deteriorated during the quarter and two quarters ended June 29, 2008 and had a negative impact on our operating performance. In particular, the slowdown in economic activity relative to many of the major markets we serve has been a significant factor in the decline in our net sales and overall operating performance.

If general economic conditions in the United States and specifically economic conditions in these major markets do not improve, our future revenues and operating performance will continue to be negatively impacted.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 29, 2008 COMPARED TO THE QUARTER ENDED JULY 1, 2007

	Foam Products	Carpet Cushion Products	Automotive Products	Technical Products	Other	Total
Quarter ended June 29, 2008	(thousands)
Net sales	$89,050	$13,032	$107,906	$30,728	$ —	$240,716
Income (loss) from operations	$ 1,516	$ (226)	$ 6,513	$ 5,296	$(11,444)	$ 1,655
Depreciation and amortization	$ 1,436	$ 252	$ 814	$ 650	$ 916	$ 4,068
Income (loss) from operations
as a percentage of net sales	1.7%	(1.7)%	6.0%	17.2%	n.m.*	0.7%

Quarter ended July 1, 2007
Net sales	$108,320	$22,498	$144,435	$33,514	$ (271)	$308,496
Income (loss) from operations	$ 11,933	$ 2,114	$ 9,051	$ 7,933	$(11,962)	$ 19,069
Depreciation and amortization	$ 1,591	$ 165	$ 914	$ 673	$ 1,100	$ 4,443
Income (loss) from operations
as a percentage of net sales	11.0%	9.4%	6.3%	23.7%	n.m.*	6.2%

* not meaningful

Income from Operations - Consolidated

Net sales for the quarter ended June 29, 2008 decreased 22% to $240.7 million from $308.5 million in the quarter ended July 1, 2007. The decrease was primarily attributable to lower sales volumes in all operating segments.

Gross profit was $20.6 million, or 8.6% of net sales, in the quarter ended June 29, 2008 compared to $37.4 million, or 12.1% of net sales, in the 2007 period. The decrease is primarily due to the lower sales volumes and higher material, labor and transportation costs.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Income from operations for the quarter ended June 29, 2008 was $1.7 million, or 0.7% of net sales, a $17.4 million decrease from $19.1 million of operating income, or 6.2% of net sales, reported during the 2007 period due primarily to the decrease in gross profit. Restructuring charges were $3.6 million in the 2008 period compared to $2.4 million in the 2007 period. The 2008 period includes $0.7 million in gains on the sale of assets compared to $0.1 million in the 2007 period.

Foam Products

Foam Products net sales for the quarter ended June 29, 2008 decreased 18% to $89.1 million from $108.3 million in the 2007 period primarily due to a decrease in overall volume of approximately 18%, due to the loss of a significant customer and softness in demand in the bedding and furniture markets. Income from operations decreased $10.4 million, to $1.5 million in the quarter ended June 29, 2008 from $11.9 million in the 2007 period principally as a result of the decline in unit volume, changes in product mix and higher chemical and transportation costs, partially offset by selling price increases. Income from operations was 1.7% of net sales in 2008 and 11.0% of net sales in 2007.

Carpet Cushion Products

Carpet Cushion Products net sales for the quarter ended June 29, 2008 decreased 42% to $13.0 million from $22.5 million in the 2007 period due to a 30% decrease in volume due partly to the housing market and a 17% decrease in average selling prices. Loss from operations was $0.2million in the quarter ended June 29, 2008 compared to $2.1 million of income from operations in the 2007 period as lower material costs partially offset the decline in average selling prices in 2008. Loss from operations was 1.7% of net sales in 2008 and income from operations was 9.4% of net sales in 2007.

Automotive Products

Automotive Products net sales for the quarter ended June 29, 2008 decreased 25% to $107.9 million from $144.4 million in the 2007 period primarily due to a decrease in volumes as a result of lost customer programs and a decline in North American auto builds. Income from operations decreased $2.5 million to $6.5 million primarily due to lower volumes partially offset by lower manufacturing costs. Income from operations was 6.0% of net sales in 2008 and 6.3% of net sales in 2007.

Technical Products

Technical Products net sales for the quarter ended June 29, 2008 decreased 8% to $30.7 million from $33.5 million in the 2007 period, primarily due to lower volumes partially offset by higher average selling prices. Income from operations decreased $2.6million to $5.3 million in 2008 compared to $7.9 million in 2007 as a result of lower volumes and higher chemical costs, partially offset by higher average selling prices. Income from operations was 17.2% of net sales in 2008 and 23.7% of net sales in 2007.

Other

Other primarily consists of corporate expenses not allocated to business segments, restructuring charges, impairment charges, and gains on sales of assets. The loss from operations was $11.4 million in 2008 and $12.0 million in 2007.

Interest and Debt Issuance Expense

Interest and debt issuance expense was $9.6 million in the quarter ended June 29, 2008, which represented a 23% decrease from the 2007 period expense of $12.5 million reflecting lower borrowings and lower interest rates.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Other Income (Expense), Net

Other income, net was $3.9 million for the quarter ended June 29, 2008 compared to other income, net of $0.4 million for the quarter ended July 1, 2007. The 2008 quarter includes a $2.9 million mark to market adjustments related to liability classified obligations to be settled in common stock.

Income Taxes

The tax provision for the quarter ended June 29, 2008 relates primarily to certain foreign taxes. The tax provision for the quarter ended July 1, 2007 included an increase in United States deferred tax liabilities associated with indefinite lived intangibles. In accordance with SFAS No. 109, we have continued to maintain a valuation allowance for our United States deferred tax assets which primarily represent NOLs. Such NOLs aggregated approximately $288.7 million at December 30, 2007. To the extent NOLs are utilized, we will reverse a portion of our valuation allowance.

We have determined that we had an ownership change as defined in IRC Section 382 on February 12, 2007 and an additional ownership change on June 25, 2008. While the amount of annual limitation on the usage of NOLs as a result of the June 25, 2008 ownership change has not yet been determined, we believe it is likely that this ownership change has severely limited our ability to use our NOLs in the future.

RESULTS OF OPERATIONS FOR THE TWO QUARTERS ENDED JUNE 29, 2008 COMPARED TO THE TWO QUARTERS ENDED JULY 1, 2007

	Foam Products	Carpet Cushion Products	Automotive Products	Technical Products	Other	Total
Two Quarters ended June 29, 2008	(thousands)
Net sales	$177,346	$26,071	$220,807	$57,961	$ —	$482,185
Income (loss) from operations	$ 5,616	$ (617)	$ 14,385	$ 8,981	$(60,711)	$ (32,346)
Depreciation and amortization	$ 2,874	$ 477	$ 1,619	$ 1,152	$ 2,006	$ 8,128
Income (loss) from operations
as a percentage of net sales	3.2%	(2.4)%	6.5%	15.5%	n.m.*	(6.7)%

Two Quarters ended July 1, 2007
Net sales	$238,597	$44,749	$262,326	$69,249	$ (231)	$614,690
Income (loss) from operations	$ 30,753	$ 1,637	$ 16,157	$16,391	$(23,709)	$ 41,229
Depreciation and amortization	$ 3,065	$ 327	$ 1,745	$ 1,338	$ 2,267	$ 8,742
Income (loss) from operations
as a percentage of net sales	12.9%	3.7%	6.2%	23.7%	n.m.*	6.7%

* not meaningful

Income from Operations - Consolidated

Net sales for the two quarters ended June 29, 2008 decreased 22% to $482.2 million from $614.7 million in the two quarters ended July 1, 2007. The decrease was primarily attributable to lower sales volumes in all operating segments.

Gross profit was $41.8 million, or 8.7% of net sales, in the two quarters ended June 29, 2008 compared to $77.1 million, or 12.6% of net sales, in the 2007 period. The decrease is primarily due to the lower sales volumes and higher material, labor and transportation costs.

Loss from operations for the two quarters ended June 29, 2008 was $32.3 million, or 6.7% of net sales, a $73.6 million decrease from $41.2 million of operating income, or 6.7% of net sales, reported during the 2007

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

period due primarily to the decrease in gross profit. The 2008 period included a goodwill impairment charge of $38.5 million. Restructuring charges were $4.5 million in the 2008 period compared to $2.8 million in the 2007 period.  The 2008 period includes $1.3 million in gains on the sale of the assets compared to $0.2 million in 2007.

Foam Products

Foam Products net sales for the two quarters ended June 29, 2008 decreased 26% to $177.3 million from $238.6 million in the 2007 period primarily due to a decrease in overall volume of approximately 26%, due to the loss of a significant customer and softness in demand in the bedding and furniture markets. Income from operations decreased $25.2 million, to $5.6 million in the two quarters ended June 29, 2008 from $30.8 million in the 2007 period principally as a result of the decline in unit volume and higher chemical and transportation costs. Income from operations was 3.2% of net sales in 2008 and 12.9% of net sales in 2007.

Carpet Cushion Products

Carpet Cushion Products net sales for the two quarters ended June 29, 2008 decreased 42% to $26.1 million from $44.7 million in the 2007 period due to a 26% decrease in volume partly due to the housing market and a 21% decrease in average selling prices. Loss from operations was $0.6million in the two quarters ended June 29, 2008 compared to $1.6 million of income in the 2007 period as lower material costs partially offset the decline in volumes and average selling prices. Loss from operations was 2.4% of net sales in 2008 and income from operations was 3.7% of net sales in 2007.

Automotive Products

Automotive Products net sales for the two quarters ended June 29, 2008 decreased 16% to $220.8 million from $262.3 million in the 2007 period primarily due to a decrease in volumes due to lost customer programs and a decline in North American auto builds. Income from operations decreased $1.8 million to $14.4 million primarily due to lower volumes partially offset by lower manufacturing costs. Income from operations was 6.5% of net sales in 2008 and 6.2% of net sales in 2007.

Technical Products

Technical Products net sales for the two quarters ended June 29, 2008 decreased 16% to $58.0 million from $69.2 million in the 2007 period, primarily due to lower volumes. Income from operations decreased $7.4 million to $9.0 million in 2008 compared to $16.4 million in 2007 as a result of lower volumes and increased chemical costs partially offset by higher average selling prices. Income from operations was 15.5% of net sales in 2008 and 23.7% of net sales in 2007.

Other

Other primarily consists of corporate expenses not allocated to business segments, restructuring charges, impairment charges, and gains on sales of assets. The loss from operations was $60.7 million in 2008, including a goodwill impairment charge of $38.5 million, and $23.7 million in 2007.

Interest and Debt Issuance Expense

Interest and debt issuance expense was $23.1 million in the two quarters ended June 29, 2008, which represented a 45% decrease from the 2007 period expense of $41.7 million reflecting lower borrowings and lower interest rates. The 2007 period included prepayment premiums of $11.8 million on debt repaid on emergence from bankruptcy.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Other Income (Expense), Net

Other income, net was $3.0 million for the two quarters ended June 29, 2008 compared to other income, net of $0.2 million in the two quarters ended July 1, 2007. The 2008 period includes a $2.9 million of mark to market adjustments related to liability classified obligations to be settled in common stock.

Reorganization Items, Net

On September 19, 2005, we filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code and emerged on February 12, 2007. During the two quarters ended July 1, 2007, we incurred professional fees associated with the bankruptcy and recorded gains from rejection of certain contracts resulting in net expense of $8.3 million.

Income Taxes

The tax provision for the two quarters ended June 29, 2008 relates primarily to certain foreign taxes. The tax provision for the two quarters ended July 1, 2007 included an increase in United States deferred tax liabilities associated with indefinite lived intangibles. In accordance with SFAS No. 109, we have continued to maintain a valuation allowance for our United States deferred tax assets which primarily represent NOLs. Such NOLs aggregated approximately $288.7 million at December 30, 2007. To the extent NOLs are utilized, we will reverse a portion of our valuation allowance.

We have determined that we had an ownership change as defined in IRC Section 382 on February 12, 2007 and an additional ownership change on June 25, 2008. While the amount of annual limitation on the usage of NOLs as a result of the June 25, 2008 ownership change has not yet been determined, we believe it is likely that this ownership change has severely limited our ability to use our NOLs in the future.

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

Cash and cash equivalents were $2.9 million at June 29, 2008 compared to $5.2 million at December 30, 2007. Working capital at June 29, 2008 was $87.9 million and the current ratio was 1.59 to 1 compared to working capital at December 30, 2007 of $108.2 million and a current ratio of 1.69 to 1.

Total long-term debt and revolving credit borrowings at June 29, 2008 were $417.6 million, down $116.5 million from December 30, 2007, including a $100.0 million non cash exchange of long-term debt for common stock. Revolving credit borrowings of $10.0 million at June 29, 2008 reflect working capital requirements.

During 2007, we consolidated the operations of our Eddystone, PA manufacturing facility and our Fort Wayne, IN manufacturing facility. We intend to sell the Eddystone, PA facility and have included the $5.0 million net book value of the assets as held for sale in the accompanying condensed consolidated balance sheets as of June 29, 2008 and December 30, 2007.

Senior Secured Credit Facilities

On February 12, 2007, Foamex L.P. entered into senior secured credit facilities consisting of a $175.0 million revolving credit facility, including a sub-limit of $45.0 million for letters of credit and term loan facilities aggregating $600.0 million including $425.0 million under a first lien term loan facility and $175.0 million under a second lien term loan facility. Substantially all of the assets of Foamex L.P. and its domestic subsidiaries and

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

Foamex L.P. is subject to a leverage ratio covenant, as defined, under both term loan facilities and an interest coverage ratio covenant, as defined, under the first lien term loan facility as well as an annual capital expenditure maximum under the first lien term loan and the revolving credit facilities. The revolving credit facility is subject to a fixed charge coverage ratio in the event that available borrowings under the revolving credit facility are less than $20.0 million. In addition, both term loan facilities and the revolving credit facility contain subjective acceleration clauses in the event of an undefined material adverse change in the ability of Foamex L.P. to perform its obligations under the facilities. If a material adverse change did occur, the lenders could exercise various options they have under the credit agreements, the most severe of which would be to demand immediate payment of all amounts outstanding under the facilities.

Foamex L.P. was in compliance with its debt covenants as of December 30, 2007, and as of the June 29, 2008 Test Period, as defined, after application of the Equity Cure and exercise of the put option, as discussed below. The loan agreements governing the first and second lien term loans permit us to cure violations of the leverage ratio and the consolidated interest coverage ratio covenants through sales of stock to certain holders of our common stock who meet specified criteria, the proceeds of which when contributed to Foamex L.P. will be deemed to be an addition to Consolidated EBITDA, as defined, for purposes of the ratio calculations. The sales can be made in no more than two of any four consecutive quarters and are limited to the lesser of (i) $20.0 million and (ii) the amount required to cure such violations for each quarter. On February 13, 2008, we received firm, legally enforceable commitments from eligible holders of our common stock to make up to $20.0 million of additional investments to be used to cure potential violations of the leverage ratio and consolidated interest coverage ratio covenants (the “Equity Cure”). The eligible holders were entitled to a premium, payable in shares of our common stock, equal to 5% of the maximum amount committed. We issued 620,083 shares of common stock to the applicable stockholders in satisfaction of the premium liability on April 22, 2008.

On April 17, 2008, we exercised our option under the Equity Cure to require the applicable stockholders to purchase shares of our capital stock for an aggregate amount of $18.5 million. The stockholders purchased 18,500 shares of a new Series D Preferred Stock for $1,000 per share, which was issued to them on April 22, 2008. We contributed the proceeds from the Series D Preferred Stock sale to Foamex L.P. to be used to pay for ordinary course expenditures and to be applied as required to cure any covenant shortfall for the Test Periods ended March 30, 2008 and June 29, 2008. Approximately $17.9 million and approximately $13.6 million was applied to Consolidated EBITDA under the first lien term loan facility and the second lien term loan facility, respectively, to achieve the required leverage ratio covenants of 5.50 to 1.00 and 5.75 to 1.00 under the first lien term loan facility and the second lien term loan facility, respectively, and the interest coverage ratio under the first lien term loan facility as of March 30, 2008 and June 29, 2008. The application of the Equity Cure as an addition to Consolidated EBITDA will continue to be applicable for the following two quarterly Test Periods.

We are implementing a plan to deleverage Foamex L.P.’s balance sheet. The plan includes raising equity capital to reduce Foamex L.P.’s debt balances through the combination of a Rights Offering and a Second Lien

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Offering that we announced on March 12, 2008, as well as equity commitments that we obtained on April 1, 2008. Under the Rights Offering, we issued rights to purchase additional shares of common stock to our existing stockholders at a price of $0.65 per share. Under the Second Lien Offering, we would permit Foamex L.P.’s second lien term loan lenders to acquire common stock at the same price as in the Rights Offering using their second lien term loans at par value. Any cash received after fees and expenses would be used to repay first lien term loans while second lien term loans received in the Second Lien Offering would be cancelled. The Rights Offering and Second Lien Term Offering commenced on June 24, 2008 and have been extended through August 12, 2008.  Based on current forecasts and debt levels, and after consideration of the deleveraging plan, we believe it is likely Foamex L.P. will remain in compliance with the covenants at least through the quarter ending June 28, 2009.

On March 27, 2008, Foamex L.P. received the amendments and consents to the First Lien Term Credit Agreement and the Second Lien Term Credit Agreement that enabled us to proceed with the Second Lien Offering. In connection with the receipt of the amendments and consents, Foamex L.P. has incurred fees and expenses aggregating approximately $5.0 million. In addition, (i) the applicable margin for Eurodollar or Base Rate first lien term loans will increase by 1.00% annually and (ii) the first lien term loans will be repaid (a) with an amount equal to the cash proceeds of the Equity Cure, (b) with $15.0 million of certain Net Cash Proceeds, as defined, of applicable Asset Sales, as defined, and (c) with the net cash proceeds from any Rights Offering in conjunction with the initial Second Lien Offering and any such transaction would be required to generate at least $15.0 million of net cash proceeds.

On April 1, 2008, we and certain significant equityholders entered into an equity commitment agreement that includes put option agreements that require each significant equityholder to purchase a certain number of shares of common stock. We exercised the put option and on June 25, 2008 received $100.0 million par value of Foamex L.P.’s second lien debt which was contributed to Foamex L.P. and retired in exchange for approximately 153.8 million shares of our common stock with a fair value of $0.50 per share. Approximately 150.7 million shares of such stock were issued on June 25, 2008 with the balance expected to be issued in August 2008. The liability of approximately $1.3 million for issuance of the shares is included in other current liabilities in the accompanying condensed consolidated balance sheet. As a result of the put option exercise, we recognized a net gain of $20.2 million on the extinguishment of debt.

Our ability to maintain compliance with Foamex L.P.’s debt covenants depends on generation of sufficient levels of Consolidated EBITDA, our debt levels and on management’s ability to raise additional equity funds. Funds obtained through the transactions described above will reduce outstanding debt balances. Should Foamex L.P. fail to comply with the leverage ratio or the consolidated interest coverage ratio covenants at a future measurement date after consideration of any cure available, Foamex L.P. would be in default under the senior secured credit facilities and the lenders under those facilities could exercise various options that they have under the loan agreements, the most severe of which would be to demand immediate payment of all amounts outstanding under the senior secured credit facilities. We believe it is unlikely that the lenders would exercise this right but rather would entertain other remedies including a waiver of any covenant violation or amendments to the covenant calculations, although there are no assurances the lenders would approve such remedies.

During 2007, Foamex L.P. prepaid $80.0 million of principal on the first lien term loan. On April 24, 2008, Foamex L.P. prepaid an additional $18.5 million of principal on the first lien term loan. A portion of these prepayments were applied to the scheduled quarterly principal repayments through March 2012 and pro rata to all remaining principal repayments. As a result of the prepayments, the quarterly principal repayments will be approximately $0.9 million commencing June 2012. The 2007 prepayments exceeded the required annual excess cash flow repayment for 2007.

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

The collar contracts limit the variability of the interest rate risk on three-month LIBOR with a cap of 5.50% and a floor of 4.35%. Foamex L.P. determined the interest rate swaps (from inception) and the collars (as of April 15, 2007) to be effective hedges under the guidance of Statement of Financial Accounting Standard No. 133, “Accounting for Derivatives and Hedging Activities.” As of June 29, 2008, the fair value liability of these derivatives aggregating approximately $9.7 million is included in other liabilities in the accompanying condensed consolidated balance sheet.

On January 14, 2008, we determined that it was appropriate to discontinue hedge accounting for the applicable collar that had a notional amount of $87.5 million as the cash flows being hedged were no longer deemed to be probable. Any subsequent mark to market adjustments on this collar are reflected in the consolidated statement of operations rather than as an adjustment to accumulated other comprehensive loss. For the quarter and two quarters ended June 29, 2008, we recorded mark to market gains of $2.0 million and $0.8 million, respectively,on this collar which are reflected in interest and debt issuance expense in the condensed consolidated statement of operations. Also, on January 14, 2008, we determined it is probable certain of the cash flows that were hedged by this collar will not occur. Therefore the associated derivative loss of $1.1 million  in accumulated other comprehensive loss on that date has been reclassified into earnings and is reflected in interest and debt issuance expense for the two quarters ended June 29, 2008. On April 15, 2008, we determined it is probable the remaining cash flows previously hedged by this collar will not occur. Therefore, the remaining associated derivative loss of $1.2 million in accumulated other comprehensive loss on that date has been reclassified into earnings and is reflected in interest and debt issuance expense for the quarter ended June 29, 2008.

At June 29, 2008, Foamex L.P. had $61.2 million of available borrowings under the revolving credit facility and $27.5 million of letters of credit outstanding. Weighted average interest rates at June 29, 2008, without consideration of the impact of derivatives, were 5.00%, 5.95% and 8.15% under the revolving credit facility, the first lien term loan, and the second lien term loan, respectively.

We anticipate contributing approximately $7.5 million to our pension plan in 2008 with $3.7 million contributed during the two quarters ended June 29, 2008. Actuarial valuations are in process for fiscal year 2008 that will determine the actual funding requirements.

Cash Flow from Operating Activities

Cash provided by operating activities was $0.6 million for the two quarters ended June 29, 2008 compared to $75.6 million of cash used for operating activities for the two quarters ended July 1, 2007. Net loss adjusted for noncash charges decreased by $2.7 million in the 2008 period compared to the 2007 period. Cash payments for interest were $97.9 million less in the 2008 period than in the 2007 period as we paid accrued interest on liabilities subject to compromise aggregating $91.8 million.

Cash Flow from Investing Activities

Investing activities used $5.7 million of cash for the two quarters ended June 29, 2008. Cash requirements included capital expenditures of $7.5million while proceeds from sales of assets were $1.8 million. In the two quarters ended July 1, 2007, cash used for investing activities was $4.6 million, which included capital expenditures of $5.7 million and proceeds from sale of assets of $1.2 million.

Cash Flow from Financing Activities

Cash provided by financing activities in the two quarters ended June 29, 2008 was $2.8 million and consisted principally of proceeds from revolving loans and increases in cash overdrafts partially offset by debt issuance costs. Cash provided by financing activities was $78.4 million for the two quarters ended July 1, 2007 and consisted principally of proceeds from the new senior secured credit facilities and the rights offering partially offset by repayments of long-term debt and revolving loans and expenditures for debt issuance costs and debt prepayment premiums.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Contractual Obligations

During the two quarters ended June 29, 2008, we entered into an operating lease for office facilities that will commence in September 2008 for a period of 11 years. Minimum rental commitments required under the lease are approximately $10.8 million over the 11-year period.

Off Balance Sheet Financing

We have no off balance sheet financing arrangements.

Environmental Matters

We are subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with our compliance with such laws and regulations did not have a material adverse effect on our operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded in connection with environmental matters as of June 29, 2008 was $1.3 million. Although it is possible that new information or future developments could require us to reassess our potential exposure to all pending environmental matters, including those described in Note 15 to our condensed consolidated financial statements, we believe that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on our operations, financial position, capital expenditures or competitive position.

Market Risk

Our debt securities with variable interest rates are subject to market risk for changes in interest rates. On June 29, 2008, indebtedness with variable interest rates aggregated $167.6 million. On an annualized basis, if the interest rates on these debt instruments increased by 1.0%, annual interest expense would increase by approximately $1.7 million as of June 29, 2008.

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

(b)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II	Other Information.
Item 1.	Legal Proceedings.

Reference is made to the description of the legal proceedings contained in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007. The information from Note 15 to the condensed consolidated financial statements is incorporated herein by reference.

Item 1A.	Risk Factors.

As we have previously disclosed, our business can be affected by general business and economic conditions in the United States that could have a significant impact on demand for our products. The general business and economic conditions in the United States deteriorated during the quarter and two quarters ended June 29, 2008 and had a negative impact on our operating performance. In particular, the slowdown in economic activity relative to many of the major markets we serve has been a significant factor in the decline in our net sales and overall operating performance.

If general economic conditions in the United States and specifically economic conditions in these major markets do not improve, our future revenues and operating performance will continue to be negatively impacted.

Our Manufacturing Facilities are Subject to Operating Hazards

We are dependent on the continued operations of our manufacturing facilities. Our manufacturing facilities are subject to hazards associated with the manufacture, handling, storage and transportation of chemical materials and products, including chemical spills, discharges or releases of toxic or hazardous substances or gases, storage tank leaks, other environmental and operational risks, remediation complications, explosions, fires, inclement weather and natural disasters, mechanical failure, unscheduled downtime, labor difficulties, and transportation interruptions. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage and could have a material adverse effect on our financial position and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on July 18, 2008. Listed below is a summary of the proposals voted on.

Election of Directors

All seven of the nominees for director received the votes necessary for election to serve until the 2009 Annual Meeting of Stockholders or until their respective successors are duly elected and qualified.

Director	For	Withhold Authority
Robert B. Burke	20,795,658	145,322
Seth Charnow	18,280,699	2,660,291
Eugene I. Davis	18,280,699	2,660,291
Thomas M. Hudgins	20,795,658	145,332
John G. Johnson, Jr.	18,282,818	2,658,172
David J. Lyon	18,281,662	2,659,328
Gregory E. Poling	20,795,658	145,332

Selection of KPMG LLP as Independent Registered Public Accounting Firm

Stockholders approved the ratification of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 28, 2008.

For	Against	Abstentions
20,901,432	39,432	126

Item 6.	Exhibits.

10.73*	Separation and Consulting Agreement, dated as of June 27, 2008, by and between Foamex International, Foamex L.P. and Paul A. Haslanger.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOAMEX INTERNATIONAL INC.

Date:	August 8, 2008	By:	/s/ John G. Johnson, Jr.
Name:	John G. Johnson, Jr.
Title:	President and Chief Executive Officer
(Duly Authorized Officer)

FOAMEX INTERNATIONAL INC.

Date:	August 8, 2008	By:	/s/ Robert M. Larney
Name:	Robert M. Larney
Title:	Executive Vice President and

Chief Financial Officer