Form 10-Q
period 2008-09-28
FOAMEX INTERNATIONAL INC
filed 2008-11-07
CIK 912908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

Commission file number 0-22624

FOAMEX INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Delaware	05-0473908
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Rose Tree Corporate Center II

1400 N. Providence Road, Suite 2000

Media, PA	19063-2076
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 744-2300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated file” in Rule 12b-2 of the Exchange Act (check one) Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller Reporting Company ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☒ NO ☐

The number of shares of the registrant’s common stock outstanding as of November 3, 2008 was 260,961,011.

FOAMEX INTERNATIONAL INC.

INDEX

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Quarters Ended		Three Quarters Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(thousands, except per share amounts)
Net Sales	$234,291	$290,819	$716,476	$905,509
Cost of Goods Sold	208,591	256,712	648,998	794,257
Gross Profit	25,700	34,107	67,478	111,252
Selling, General and Administrative Expenses	14,105	18,269	46,405	51,538
Gain on Sale of Assets	145	70	1,426	231
Restructuring Charges	1,821	3,687	6,348	6,493
Goodwill Impairment Charge	—	—	38,478	—
Income (Loss) from Operations	9,919	12,221	(22,327)	53,452
Interest and Debt Issuance Expense	(8,993)	(12,619)	(32,502)	(54,317)
Gain (Loss) on Extinguishments of Debt	3,258	—	22,899	(530)
Income from Equity Interest in Joint Venture	—	4,349	—	5,565
Other Income (Expense), Net	(1,051)	(394)	2,319	(195)
Reorganization Items, Net	—	—	—	(8,256)
Income (Loss) from Continuing Operations Before Income Taxes	3,133	3,557	(29,611)	(4,281)
Provision for Income Taxes	361	4,032	777	5,396
Income (Loss) from Continuing Operations	2,772	(475)	(30,388)	(9,677)
Loss from Discontinued Operations	—	(118)	—	(1,414)
Net Income (Loss)	2,772	(593)	(30,388)	(11,091)
Series D Preferred Stock Dividends	(138)	—	(298)	—
Participation Rights of Series D Preferred Stock in Undistributed Income	(258)	—	—	—
Net Income (Loss) Available to Common Stockholders	$ 2,376	$ (593)	$(30,686)	$(11,091)

Income (Loss) Per Share – Basic:
Income (Loss) from Continuing Operations	$ 0.01	$ (0.02)	$ (0.33)	$ (0.46)
Loss from Discontinued Operations	—	(0.01)	—	(0.06)
Net Income (Loss)	$ 0.01	$ (0.03)	$ (0.33)	$ (0.52)

Income (Loss) Per Share – Diluted:
Income (Loss) from Continuing Operations	$ 0.01	$ (0.02)	$ (0.33)	$ (0.46)
Loss from Discontinued Operations	—	(0.01)	—	(0.06)
Net Income (Loss)	$ 0.01	$ (0.03)	$ (0.33)	$ (0.52)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

September 28, 2008	December 30, 2007
ASSETS	(thousands, except share data)
CURRENT ASSETS
Cash and cash equivalents	$ 1,751	$ 5,182
Accounts receivable, net of allowances of $12,201 and $10,189	137,473	148,696
Inventories	87,303	94,157
Assets held for sale	5,036	5,036
Other current assets	10,530	11,514
Total current assets	242,093	264,585

Property, plant and equipment	304,981	315,678
Less accumulated depreciation	(214,075)	(224,809)
NET PROPERTY, PLANT AND EQUIPMENT	90,906	90,869

GOODWILL	13,869	52,347

DEBT ISSUANCE COSTS, net of accumulated amortization of $3,519 and $2,284	11,490	13,220

SOFTWARE COSTS, net of accumulated amortization of $17,642 and $15,762	2,068	3,949

OTHER ASSETS	3,395	5,580

TOTAL ASSETS	$363,821	$430,550

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Current portion of long-term debt	$ 6,049	$ 6,189
Accounts payable	108,365	101,236
Accrued employee compensation and benefits	12,336	13,099
Accrued interest	6,597	9,780
Accrued customer rebates	4,660	6,272
Cash overdrafts	8,057	729
Other accrued liabilities	17,331	19,071
Total current liabilities	163,395	156,376

LONG-TERM DEBT	373,661	527,904

ACCRUED EMPLOYEE BENEFITS	20,407	26,681

OTHER LIABILITIES	16,157	17,710

Total liabilities	573,620	728,671

Preferred Stock, par value $0.01 per share:
Authorized 7,000,000 shares in total, 60,000 shares Series D Preferred Stock authorized, 8,838 shares issued and outstanding in 2008, at liquidation value including accrued dividends	9,016	—

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Common Stock, par value $.01 per share:
Authorized 750,000,000 shares
Issued 262,239,358 and 24,375,480 shares, respectively	2,622	244
Additional paid-in capital	352,240	247,271
Accumulated deficit	(509,616)	(479,228)
Accumulated other comprehensive loss	(26,871)	(29,218)
Common stock held in treasury, at cost: 885,199 shares	(27,969)	(27,969)
Stockholder note receivable	(9,221)	(9,221)
Total stockholders’ deficiency	(218,815)	(298,121)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$363,821	$430,550

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Quarters Ended
	September 28,	September 30,
	2008	2007
OPERATING ACTIVITIES	(thousands)
Net loss	$ (30,388)	$(11,091)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities
Loss from discontinued operations	—	1,414
Depreciation and amortization	12,277	14,173
Amortization and write-off of debt issuance costs and other noncash interest	3,082	2,325
Gain on sale of Foamex Asia Co., Ltd.	—	(1,409)
Loss (gain) on extinguishments of debt	(22,899)	530
Fair value adjustment on put option premium	(2,564)	—
Goodwill impairment charge	38,478	—
Other operating activities	2,097	19,119
Accrued interest	(3,184)	(81,388)
Changes in operating assets and liabilities, net	15,360	8,301

Net cash provided by (used for) operating activities before discontinued
operations and reorganization items	12,259	(48,026)
Cash provided by discontinued operations	—	1,683
Cash used for reorganization items	—	(11,463)
Net cash provided by (used for) operating activities	12,259	(57,806)

INVESTING ACTIVITIES
Capital expenditures	(11,374)	(8,632)
Proceeds from sale of assets	2,171	1,307
Proceeds from sale of businesses	—	27,777
Collection of advance to equity investee	—	4,200
Other investing activities	—	(140)
Net cash provided by (used for) investing activities	(9,203)	24,512

FINANCING ACTIVITIES
Repayments of DIP revolving loans, net	—	(56,331)
Repayments of revolving loans, net	(7,902)	—
Proceeds from term loans	—	600,000
Repayments of long-term debt	(18,621)	(606,086)
Debt issuance costs	(3,870)	(17,200)
Issuance of Series D Preferred Stock	18,500	—
Net proceeds (expenses) from rights offerings	(1,961)	143,072
Debt prepayment premiums	—	(11,767)
Increase (decrease) in cash overdrafts	7,328	(7,829)
Other	39	389
Net cash provided by (used for) financing activities	(6,487)	44,248

Net increase (decrease) in cash and cash equivalents	(3,431)	10,954

Cash and cash equivalents at beginning of period	5,182	5,974

Cash and cash equivalents at end of period	$ 1,751	$ 16,928

Supplemental Information:
Cash paid for interest	$ 32,603	$133,973
Cash paid for income taxes, net	$ 704	$ 1,749
Noncash mark to market adjustment for derivatives	$ 1,984	$ (2,933)
Noncash exchange of long-term debt for common stock	$127,859	$ —

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	BASIS OF PRESENTATION

Organization

Foamex International Inc. (the “Company”) operates in the flexible polyurethane and advanced polymer foam products industry. The Company’s operations are primarily conducted through its wholly-owned subsidiary, Foamex L.P. Foamex L.P. conducts foreign operations through Foamex Canada Inc. (“Foamex Canada”), Foamex Latin America, Inc. and Foamex Shanghai Laminated Material Co., Ltd. Financial information concerning the business segments of the Company is included in Note 14.

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

New Accounting Standards

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) addresses the recognition and measurement of identifiable assets acquired, liabilities assumed, and non-controlling interests in business combinations. SFAS No. 141(R) also requires disclosure that enables users of the financial statements to better evaluate the nature and financial effect of business combinations. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued Statement of Financial Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”), which changes the accounting and reporting for minority interests and for the deconsolidation of a subsidiary. It also clarifies that a third-party, non-controlling interest in a consolidated subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also requires disclosure that clearly identifies and distinguishes between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS No. 160 will be adopted by the Company on December 29, 2008. The Company does not expect the impact of adoption on its consolidated financial statements to be material.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. SFAS No. 161 achieves these improvements by required disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 will be adopted by the Company on December 29, 2008. The Company is currently evaluating the disclosure impact of adoption on its consolidated financial statements.

2.	CHANGES IN BUSINESS

During 2007, the Company consolidated the operations of its Eddystone, PA manufacturing facility into its Fort Wayne, IN manufacturing facility. The Company intends to sell the Eddystone, PA facility and has included the $5.0 million net book value of the assets as held for sale in the accompanying condensed consolidated balance sheets at September 28, 2008 and December 30, 2007.

On September 26, 2007, the Company completed the sale of its stand-alone carpet cushion facilities located in Fairless Hills, PA; Dallas, TX; and Orlando, FL for net proceeds of approximately $9.7 million. The three plants were components under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and continuing cash flows of the Company that are related to the three plants are limited to the discretionary sale of scrap foam to the buyer of the plants which aggregated $0.9 million in the period from the sale through December 30, 2007 and $2.2 million in the three quarters ended September 28, 2008. The Company will not have any significant continuing involvement in the operation of the three plants. Therefore, the operations and disposition of the three plants are reported as discontinued operations in the accompanying condensed consolidated statements of operations for the quarter and three quarters ended September 30, 2007. The Company repaid approximately $9.7 million of first lien term debt with the sale proceeds

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2.	CHANGES IN BUSINESS (continued)

and included interest expense in discontinued operations of $0.2 million and $0.6 million in the quarter and three quarters ended September 30, 2007, respectively.

Results of operations for the three plants were:

	Quarter Ended	Three Quarters Ended
	September 30, 2007	September 30, 2007
(thousands)
Net sales	$9,779	$33,098
Gross profit	$ 625	$ 309
Net income (loss)	$ (118)	$ (1,414)
Net income (loss) per diluted share	$ (0.01)	$ (0.06)

3.	GOODWILL IMPAIRMENT

At the end of 2007, the Company conducted a step one goodwill impairment test of its reporting units. The Technical Products reporting unit passed the step one impairment test. However, the Foam Products reporting unit failed the step one test, reflecting industry conditions, and indicating that its goodwill was impaired. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, the Company estimated the impairment at $36.9 million and recorded a charge for that amount in the fourth quarter of 2007. The Company completed the step two impairment test in the quarter ended March 30, 2008 to determine the final amount of the goodwill impairment and, as a result, recorded an additional goodwill impairment charge of $38.5 million. The remaining goodwill on the condensed consolidated balance sheet at September 28, 2008 is related to the Technical Products reporting unit.

4.	REORGANIZATION ITEMS

The Company, which emerged from bankruptcy on February 12, 2007, incurred certain professional fees and other expenses directly associated with the bankruptcy cases. Such costs are classified as reorganization items, net in the accompanying condensed consolidated statement of operations for the three quarters ended September 30, 2007 and consisted of the following:

Three Quarters Ended
September 30, 2007
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

The following table shows the amounts used in computing income (loss) per share.

	Quarters Ended		Three Quarters Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(thousands, except per share amounts)
Basic:
Income (loss) from continuing operations	$2,772	$(475)	$(30,388)	$(9,677)
Less:
Series D Preferred Stock dividends	(138)	—	(298)	—
Participation rights of Series D Preferred Stock dividends in undistributed earnings	(258)	—	—	—
Income (loss) from continuing operations available to common stockholders	2,376	(475)	(30,686)	(9,677)
Loss from discontinued operations	—	(118)	—	(1,414)
Net income (loss) available to common stockholders	$2,376	$(593)	$(30,686)	$(11,091)

Weighted average common shares outstanding - basic	219,102	23,449	92,321	21,222

Per Share:
Income (loss) from continuing operations	$0.01	$(0.02)	$(0.33)	$(0.46)
Loss from discontinued operations	—	(0.01)	—	(0.06)
Net income (loss)	$0.01	$(0.03)	$(0.33)	$(0.52)

Diluted:
Income (loss) available to common stockholders	$2,376	$(475)	$(30,686)	$(9,677)
Plus effect of assumed conversions:
Series D Preferred Stock dividends	138	—	298	—
Participation rights of Series D Preferred Stock in undistributed income	258	—	—	—
Fair value loss (gain) adjustments for liability classified equity commitments	317	—	(2,564)	—
Income (loss) from continuing operations available to common stockholders	3,089	(475)	(32,952)	(9,677)
Income (loss) from discontinued operations	—	(118)	—	(1,414)
Net income (loss) available to common stockholders	$3,089	$(593)	$(32,952)	$(11,091)

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.	INCOME (LOSS) PER SHARE (continued)

	Quarters Ended		Three Quarters Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(thousands, except per share amounts)
Weighted average common shares outstanding	219,102	23,449	92,321	21,222

Effect of dilutive securities
Stock options	—	—	—	—
Unvested stock – service based	572	—	—	—
Series D Preferred Stock	25,903	—	—	—
Liability classified obligations to be settled in common stock	1,602	—	—	—
Adjusted weighted average shares - diluted	247,179	23,449	92,321	21,222

Per Share:
Income (loss) from continuing operations	$0.01	$(0.02)	$(0.33)	$(0.46)
Loss from discontinued operations	—	(0.01)	—	(0.06)
Net income (loss)	$0.01	$(0.03)	$(0.33)	$(0.52)

The shares listed in the table below were excluded from the diluted calculation because their impact would be antidilutive.

	Quarters Ended		Three Quarters Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Stock options	6,787	314	4,872	221
Unvested stock – service based	388	30	401	10
Unvested stock – performance based	406	62	417	21

Unvested stock awards are considered outstanding and included in the computations of basic earnings per share as of the date all necessary conditions have been satisfied.

6.	ACCOUNTING FOR STOCK-BASED COMPENSATION

The Foamex International Inc. 2007 Management Incentive Plan became effective on February 12, 2007 (the “MIP”). The MIP provides for the issuance of stock incentive awards, including options, stock appreciation rights, restricted stock, phantom stock units, performance share units and/or stock bonuses and certain cash incentive awards. On June 12, 2008, the Company obtained the written consent of stockholders holding a majority of its common stock to increase the number of shares issuable under the MIP to 27,300,000.

The Foamex International Inc. 2002 Stock Award Plan, as amended (the “2002 Stock Award Plan”) provides for the issuance of nonqualified and incentive stock options for common stock of the Company. Eligibility extends to employees, directors and consultants of the Company, including its subsidiaries and affiliates. At the Annual Meeting of Stockholders on May 25, 2004, stockholders approved an increase in the number of shares reserved for issuance under the 2002 Stock Award Plan by 625,000 shares. As of September 28, 2008, 1,150,000 shares of the Company’s common stock are reserved for issuance under the 2002 Stock Award Plan.

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

Stock-based compensation expense, recorded in selling, general and administrative expenses, was $0.6 million and $0.2 million in the quarters ended September 28, 2008 and September 30, 2007, respectively, and $1.8 million and $0.3 million in the three quarters ended September 28, 2008 and September 30, 2007, respectively. There were no tax benefits due to the valuation allowance on U.S. deferred tax assets.

Stock Options

During the quarter and three quarters ended September 28, 2008, the Company granted stock options for 65,361 shares and 6,514,119 shares, respectively, under the MIP. Terms of the stock options granted in the quarter included three-year pro-rata vesting and a 10-year term. For the three quarters, 629,946 stock options were granted with four-year pro-rata vesting and 5,884,173 stock options were granted with three-year pro-rata vesting.

The fair value of each option was estimated on the grant date using the Black-Scholes option-pricing model. Based on the assumptions listed below, the weighted average fair value of options granted with an option price equal to fair market value was $0.57 per option in 2008 and $7.21 in 2007. Expense is recognized on a straight-line basis over the expected service period.

	2008	2007
Expected life in years	4.29	4.59
Risk-free interest rate	2.79%	4.84%
Volatility	108.67%	106.27%
Dividend yield	0.00%	0.00%

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

The following table includes option activity for 2008.

	Three Quarters ended September 28, 2008
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Instrinsic
	Shares	Price	Term	Value
				(thousands)
Outstanding at December 31, 2007	419,547	$14.69	6.0 years	$—
Granted	6,514,119	$0.80
Exercised	—
Forfeited/expired	(136,021)	$12.33
Outstanding at September 28, 2008	6,797,645	$1.42	9.4 years	$1.0

Exercisable at September 28, 2008	190,497	$17.04	3.5 years	$—

Total unrecognized compensation cost related to unvested stock option awards was $3.1 million at September 28, 2008 and is expected to be recognized over a weighted-average period of 2.9 years.

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

The following table includes performance stock award activity for the three quarters ended September 28, 2008.

		Weighted Average
		Grant Date
Performance Stock Awards	Shares	Fair Value
Outstanding at December 31, 2007, unvested	87,772	$9.28
Granted	379,306	$3.11
Vested	—
Cancelled	(61,298)	$7.27
Outstanding at September 28, 2008, unvested	405,780	$3.82

At September 28, 2008, there was $0.7 million of unrecognized compensation that may be recognized over the 2008-2010 period based on the attainment of the performance levels discussed above.

Deferred Stock Awards

During the first three quarters of 2008, the Company issued deferred common stock awards under the MIP. Terms of the deferred stock awards included three-year pro-rata vesting from the grant date.

During 2007, the Company issued deferred common stock awards under the MIP. Terms of the deferred stock awards included four-year pro-rata vesting from the 2007 grant date.

The fair value of the deferred stock awards is the grant-date stock price and related compensation expense is recognized over the requisite service period.

The following table includes deferred stock award activity for the three quarters ended September 28, 2008.

		Weighted Average
		Grant Date
Deferred Stock Awards	Shares	Fair Value
Outstanding at December 31, 2007, unvested	37,850	$10.20
Granted	3,348,532	$ 0.84
Vested	(9,462)	$10.20
Cancelled	(30,115)	$ 2.26
Outstanding at September 28, 2008, unvested	3,346,805	$ 0.91

At September 28, 2008, there was $2.1 million of unrecognized compensation that may be recognized over the 2008-2011 period assuming completion of the service requirements.

7.	RESTRUCTURING CHARGES

Restructuring charges in the quarter and three quarters ended September 28, 2008 are primarily shutdown costs for a manufacturing facility and severance expenses related to the termination of approximately 100 employees.

The following table sets forth the components of the Company’s restructuring accruals and activity for the quarter and three quarters ended September 28, 2008:

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.	RESTRUCTURING CHARGES (continued)

		Plant Closures	Personnel
	Total	and Other	Reductions
	(thousands)
Balance at June 29, 2008	$4,675	$ 230	$4,445
Restructuring charges	1,821	1,800	21
Cash spending	(2,270)	(1,258)	(1,012)
Balance at September 28, 2008	$4,226	$ 772	$3,454

Balance at December 31, 2007	$4,543	$1,042	$3,501
Restructuring charges	6,348	2,942	3,406
Cash spending	(6,665)	(3,212)	(3,453)
Balance at September 28, 2008	$4,226	$ 772	$3,454

8.	INVENTORIES

The components of inventories are listed below.

	September 28,	December 30,
	2008	2007
	(thousands)
Raw materials and supplies	$57,492	$61,103
Work-in-process	21,036	23,520
Finished goods	10,445	11,830
Obsolescence reserve	(1,670)	(2,296)
Total	$87,303	$94,157

9.	REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT

The components of revolving credit borrowings and long-term debt are listed below.

	September 28,	December 30,
	2008	2007
	(thousands)
Senior secured credit facilities (1)
Revolving credit facility	$ —	$ 7,902
First lien term loan	326,500	345,000
Second lien term loan	47,140	175,000

Industrial revenue bond (2)	6,000	6,000
Other	70	191
	379,710	534,093

Less current portion	6,049	6,189

Long-term debt	$373,661	$527,904

(1)	Subsidiary debt of Foamex L.P., guaranteed by the Company, FMXI, LLC and Foamex Canada.
(2)	Subsidiary debt of Foamex L.P.

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

aggregating $600.0 million including $425.0 million under a first lien term loan facility and $175.0 million under a second lien term loan facility. Substantially all of the assets of Foamex L.P., its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the revolving credit facility are subject to a borrowing base formula based on eligible accounts receivable and bear interest at floating rates based upon either LIBOR or a Base Rate, as defined, including an applicable margin. The revolving credit facility will mature on February 12, 2012. Borrowings under the term loan facilities also bear interest at floating rates based upon and including a margin over either Eurodollar or a Base Rate, as defined. The first lien term loan facility is subject to quarterly principal repayments initially equal to approximately $1.1 million, and annual excess cash flow repayments, as defined, with the balance maturing on February 12, 2013. The second lien term loan facility matures on February 12, 2014 and is subject to a prepayment premium of 2.0% during the first year and 1.0% during the second year. Foamex L.P. capitalized debt issuance costs of $17.1 million relating to the facilities, which is being amortized over the life of the debt using the effective interest method.

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

Foamex L.P. was in compliance with its debt covenants as of December 30, 2007 and as of the September 28, 2008 Test Period, as defined, after application of the Equity Cure and after exercise of the put option, as discussed below. The loan agreements governing the first and second lien term loans permit the Company to cure violations of the leverage ratio and the consolidated interest coverage ratio covenants through sales of stock to certain holders of its common stock who meet specified criteria, the proceeds of which when contributed to Foamex L.P. will be deemed to be an addition to Consolidated EBITDA, as defined, for purposes of the ratio calculations. The sales can be made in no more than two of any four consecutive quarters and are limited to the lesser of (i) $20.0 million and (ii) the amounts required to cure such violations for each quarter. On February 13, 2008, the Company received firm, legally enforceable commitments from eligible holders of its common stock to make up to $20.0 million of additional investments to be used to cure potential violations of the leverage ratio and consolidated interest coverage ratio covenants (the “Equity Cure”). The eligible holders were entitled to a premium, payable in shares of the Company’s common stock, equal to 5% of the maximum amount committed. The Company issued 620,083 shares of common stock to the applicable stockholders in satisfaction of the premium liability on April 22, 2008.

On April 17, 2008, the Company exercised its option under the Equity Cure to require the applicable stockholders to purchase shares of its capital stock for an aggregate amount of $18.5 million. The stockholders purchased 18,500 shares of a new Series D Preferred Stock for $1,000 per share, which was issued to them on April 22, 2008. The Company contributed the proceeds from the Series D Preferred Stock sale to Foamex L.P. to be used to pay for ordinary course expenditures and to be applied as required to cure any covenant shortfall for the Test Periods ended March 30, 2008, June 29, 2008, and September 28, 2008. Approximately $17.9 million and approximately $13.6 million was applied to Consolidated EBITDA under the first lien term loan facility and the second lien term loan facility, respectively, to achieve the required leverage ratio covenants of 5.50 to 1.00 and 5.75 to 1.00 under the first lien term loan facility and the second lien term loan facility, respectively, and the interest coverage ratio under the first lien term loan facility as of March 30, 2008, June 29, 2008, and September 28, 2008. The application of the Equity Cure as an addition to Consolidated EBITDA will continue to be applicable for the Test Period ending December 28, 2008.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.	REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT (continued)

The Company has implemented a plan to deleverage Foamex L.P.’s balance sheet. The plan includes raising equity capital to reduce Foamex L.P.’s debt balances through the combination of a Rights Offering, as defined below, and a Second Lien Offering, as defined below, that it announced on March 12, 2008, as well as equity commitments that it obtained on April 1, 2008. Under the Rights Offering, the Company issued rights to purchase additional shares of common stock to its existing stockholders at a price of $0.65 per share (the “Rights Offering”). Under the Second Lien Offering, the Company permitted Foamex L.P.’s second lien term loan lenders to acquire common stock at the same price as in the Rights Offering using their second lien term loans at par value (the “Second Lien Offering”). Any cash received after fees and expenses would be used to repay first lien term loans while second lien term loans received in the Second Lien Offering would be cancelled. The Rights Offering and the Second Lien Offering commenced on June 24, 2008 and concluded on August 12, 2008. The Company raised approximately $0.5 million in the Rights Offering, and issued approximately 0.7 million shares of common stock. All proceeds from the Rights Offering were used to pay fees and expenses. Approximately $20.4 million of second lien term loans were received under the Second Lien Offering and the Company issued approximately 31.7 million common shares at a fair value of $0.51 per share, resulting in a gain on extinguishment of debt of approximately $3.5 million. On September 25, 2008, the Company acquired an additional $7.5 million of second lien term loans in a private placement transaction in exchange for approximately 15.0 million common shares at a fair value of $0.50 per share resulting in a loss on extinguishment of debt of approximately $0.3 million.

The First Lien Term Credit Agreement and Second Lien Term Credit Agreement permit the Company to utilize additional equity contributions of up to $20.0 million to cure any leverage ratio covenant and interest coverage ratio covenant violations that may occur. Management believes the Company may require one such equity contribution for the Test Period ending December 28, 2008. In such a case and as they have done in the past, Management may request that significant stockholders of the Company provide such additional equity contribution, although there are no assurances that significant stockholders would do so. Management believes that through additional equity contributions by significant stockholders of the Company and/or further deleveraging transactions, it is likely to remain in compliance with its covenants through at least the Test Period ending September 27, 2009.

On March 27, 2008, Foamex L.P. received the amendments and consents to the First Lien Term Credit Agreement and the Second Lien Term Credit Agreement that enabled the Company to proceed with the Second Lien Offering. In connection with the receipt of the amendments and consents, Foamex L.P. incurred fees and expenses aggregating approximately $5.0 million. In addition, (i) the applicable margin for Eurodollar or Base Rate first lien term loans was increased by 1.00% annually and (ii) the first lien term loans were repaid with an amount equal to the cash proceeds of the Equity Cure.  Net Cash Proceeds, as defined, of applicable Assets Sales, as defined, are required to be used to repay first lien term loans.

On April 1, 2008, certain significant equityholders and the Company entered into an equity commitment agreement that includes put option agreements that require each significant equityholder to purchase a certain number of shares of common stock. The Company exercised the put option and on June 25, 2008 and received $100.0 million par value of Foamex L.P.’s second lien term debt, which was contributed to Foamex L.P. and retired in exchange for approximately 153.8 million shares of common stock with a fair value of $0.50 per share. Approximately 150.7 million shares of such stock were issued on June 25, 2008 with the balance issued in August 2008. As a result of the put option exercise, the Company recognized a net gain of $20.2 million on the extinguishment of debt.

The Company’s ability to maintain compliance with Foamex L.P.’s debt covenants depends on generation of sufficient levels of Consolidated EBITDA, its debt levels and on management’s ability to raise additional equity funds. Funds obtained through the transactions described above have reduced and will reduce outstanding debt balances. Should Foamex L.P. fail to comply with the leverage ratio or the consolidated interest coverage ratio covenants at a future measurement date after consideration of any cure available, Foamex L.P. would be in default under the senior secured credit facilities and the lenders under those facilities could exercise various options that they have under the loan agreements, the most severe of which would be to demand immediate payment of all amounts outstanding under the senior secured credit facilities. The Company believes it is unlikely that the lenders would exercise this right but rather would entertain other remedies including a waiver of any covenant violation or amendments to the covenant calculations, although there are no assurances the lenders would approve such remedies.

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

On February 27, 2007, Foamex L.P. entered into interest rate swap and “no cost” collar contracts which took effect on March 12, 2007. The two interest rate swap contracts have a life of five years plus 35 days with a notional amount of $300.0 million at inception reducing annually on April 15 beginning in 2008, to $250 million, $200 million, $100 million, and $75 million, respectively, in which Foamex L.P. will receive interest at a variable rate equal to three-month LIBOR and pay interest at a fixed rate of 4.93%. The two collar contracts have a life of five years plus 35 days with a notional amount of $175 million at inception reducing to $125 million on April 15, 2011. The collar contracts limit the variability of the interest rate risk on three-month LIBOR with a cap of 5.50% and a floor of 4.35%. Foamex L.P. determined the interest rate swaps (from inception) and the collars (as of April 15, 2007) to be effective hedges under the guidance of Statement of Financial Accounting Standard No. 133, “Accounting for Derivatives and Hedging Activities.” As of September 28, 2008, the fair value liability of these derivatives aggregating approximately $9.3 million is included in other liabilities in the accompanying condensed consolidated balance sheet.

On January 14, 2008, the Company determined that it was appropriate to discontinue hedge accounting for the applicable collar that had a notional amount of $87.5 million as the cash flows being hedged were no longer deemed to be probable. Any subsequent mark to market adjustments on this collar are reflected in the consolidated statement of operations rather than as an adjustment to accumulated other comprehensive loss. For the quarter and three quarters ended September 28, 2008, the Company recorded mark to market gains of $0.4 million and $2.4 million, respectively, on this collar which are reflected in interest and debt issuance expense in the condensed consolidated statement of operations. Also, on January 14, 2008, the Company determined it is probable certain of the cash flows that were hedged by this collar will not occur. Therefore the associated derivative loss of $1.1 million in accumulated other comprehensive loss on that date has been reclassified into earnings and is reflected in interest and debt issuance expense for the three quarters ended September 28, 2008. On April 15, 2008, the Company determined it is probable the remaining cash flows previously hedged by this collar will not occur. Therefore, the remaining associated derivative loss of $1.2 million in accumulated other comprehensive loss on that date has been reclassified into earnings and is reflected in interest and debt issuance expense for the three quarters ended September 28, 2008.

At September 28, 2008, Foamex L.P. had $70.7 million of available borrowings under the revolving credit facility and $27.7 million of letters of credit outstanding. Weighted average interest rates, without consideration of derivatives, at September 28, 2008 were 6.03% and 7.40% under the first lien term loan and the second lien term loan, respectively.

Industrial Revenue Bond (“IRB”)

IRB debt is a $6.0 million bond that matures in 2013. Interest is based on a variable rate, as defined, with options available to Foamex L.P. to convert to a fixed rate. At September 28, 2008 and December 30, 2007, the interest rates on the bond were 1.58% and 3.94%, respectively. The maximum interest rate for the IRB is 15.0% per annum. If Foamex L.P. exercises its option to convert the bond to a fixed interest rate structure, the IRB is redeemable at the option of the bondholders. In addition, at any time prior to conversion to a fixed interest rate structure, bondholders upon notice to the bond trustee and the remarketing agent may place the bonds for sale. If the remarketing agent is not successful in reselling the bonds before settlement is due on bonds placed for sale, the bond trustee may draw on a letter of credit issued under the revolving credit facility to repay the bondholders for the bonds placed for sale until the bonds can be resold by the remarketing agent. Pursuant to this arrangement, the IRB is classified as current in the accompanying condensed consolidated balance sheets at September 28, 2008 and December 30, 2007. The obligation is collateralized by certain assets, which have an approximate net carrying value of $4.2 million at September 28, 2008 and by a letter of credit in the amount of $6.3 million.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.	REVOLVING CREDIT BORROWINGS AND LONG-TERM DEBT (continued)

Maturities

Scheduled maturities of revolving credit borrowings and long-term debt as of June 29, 2008 are shown below (thousands):

2008	$ 42
2009	9
2010	7
2011	9
2012	1,721
Thereafter	377,922
Total	$379,710

10.	RETIREE BENEFIT PLANS

Components of net periodic pension benefit expense (income) are listed below:

	Quarters Ended		Three Quarters Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(thousands)
Service cost (a)	$ 138	$ 1,050	$ 414	$ 3,183
Interest cost	2,180	2,109	6,541	6,339
Expected return on plan assets	(2,707)	(2,575)	(8,128)	(7,671)
Amortization of transition assets	(16)	(18)	(49)	(56)
Amortization of prior service benefit	27	45	83	31
Amortization of net loss	368	575	1,106	1,725
Bankruptcy adjustment (b)	—	—	—	(1,360)
Net periodic pension cost (benefit)	$ (10)	$ 1,186	$ (33)	$ 2,191

(a)	The reduction in service cost reflects the elimination of future benefit accruals for essentially all plan participants effective December 31, 2007.
(b)	Reflects benefits under the supplemental executive retirement plan that were eliminated.

The Company anticipates pension plan contributions of $7.3 million for fiscal 2008. During the quarter and three quarters ended September 28, 2008, the Company contributed $2.7 million and $6.4 million, respectively.

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

On April 18, 2008, the Company’s Board of Directors authorized up to 60,000 shares of a new class of Series E Preferred Stock. The Series E Preferred Stock is non voting, except in certain limited circumstances, and earns a dividend at the rate of 9.0% per annum compounded monthly, payable in increases in the liquidation

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11.	PREFERRED STOCK (continued)

preference, as defined. The Series E Preferred Stock may be redeemed by the holder after August 12, 2014. The Company may redeem the Series E Preferred Stock by paying cash equal to the liquidation preference. No Series E Preferred Stock has been issued.

12.	INCOME TAXES

The tax provision for the quarter and three quarters ended September 28, 2008 relates primarily to certain foreign taxes. The 2007 tax provision represents U.S. alternative minimum tax and certain state and foreign taxes, including withholding taxes of approximately $2.2 million on the gain from the sale of the Company’s 70% equity interest in Foamex Asia Co., Ltd. The withholding taxes were fully recognized in the quarter ended September 30, 2007, due to the discrete nature of the transaction. The loss before income taxes for the three quarters ended September 30, 2007 included nondeductible fees related to the bankruptcy and included prepayment premiums on certain debt paid on the Effective Date of the Plan.

In accordance with SFAS No. 109 and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods – an Interpretation of APB Opinion No. 28” (“FIN 18”), the Company has continued to maintain a full valuation allowance for its U.S. deferred tax assets which primarily represent net operating loss carryforwards (“NOLs”). Such NOLs aggregated approximately $297.2 million at December 31, 2007, based on 2007 tax returns. If, and to the extent NOLs are utilized in the future, the Company will reverse a portion of its valuation allowance for U.S. deferred tax assets.

The Company has determined that it had an ownership change as defined in IRC Section 382 on February 12, 2007 and an additional change on June 25, 2008. The June 25, 2008 ownership change further limited the Company’s ability to use tax losses; therefore, limitations as of the February 12, 2007 date no longer have effect. The overall limitation, as more fully described below, is $85.0 million. As a result, losses disclosed above plus any losses determined to have been incurred in 2008 prior to June 25, 2008, may be deducted against future taxable income up to an amount of $85.0 million. Tax losses determined to have occurred after June 25, 2008 can be used against future taxable income without limitation. The IRC Sec 382 limitation on use of tax losses has two components – an annual limitation and a supplemental limitation as described in IRS Notice 2003-65. If all or part of a year’s limitation is not utilized, the limitation carries forward to succeeding years.

13.	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are listed below.

	Quarters Ended		Three Quarters Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(thousands)
Net income (loss)	$2,772	$ (593)	$(30,388)	$(11,091)
Pension adjustments	380	577	1,119	1,489
Foreign currency translation adjustments	(273)	(1,233)	(756)	600
Fair value adjustments on derivatives	388	(7,515)	1,984	(2,933)
Total comprehensive income (loss)	$3,267	$(8,764)	$(28,041)	$(11,935)

14.	SEGMENT RESULTS

Foam Products manufactures and markets cushioning foams for bedding, furniture, recreational and consumer applications. Carpet Cushion Products manufactures and distributes rebond and prime carpet padding. Automotive Products supplies foam products and laminates to major tier one automotive suppliers and original equipment manufacturers. Technical Products manufactures and markets reticulated and other specialty foams used for reservoiring, filtration, gasketing and sealing applications. The “Other” column in the table below includes corporate expenses not allocated to other business segments, restructuring charges, impairment charges, and gains on sales of assets.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14.	SEGMENT RESULTS (continued)

Segment results are presented below.

	Foam Products	Carpet Cushion Products	Automotive Products	Technical Products	Other	Total
Quarter ended September 28, 2008	(thousands)
Net sales	$ 98,927	$15,521	$90,478	$29,365	$ —	$234,291
Income (loss) from operations	$ 10,906	$ (809)	$ 4,591	$ 5,071	$ (9,840)	$ 9,919
Depreciation and amortization	$ 1,686	$ 249	$ 800	$ 511	$ 903	$ 4,149

Quarter ended September 30, 2007
Net sales	$106,996	$21,456	$130,200	$32,080	$ 87	$290,819
Income (loss) from operations	$ 12,635	$ 2,694	$ 7,318	$ 7,007	$(17,433)	$ 12,221
Depreciation and amortization	$ 1,596	$ 173	$ 876	$ 1,336	$ 1,455	$ 5,436

Three Quarters ended September 28, 2008
Net sales	$276,273	$41,592	$311,285	$ 87,326	$ —	$716,476
Income (loss) from operations	$ 16,522	$(1,426)	$ 18,976	$ 14,052	$(70,451)	$ (22,327)
Depreciation and amortization	$ 4,560	$ 726	$ 2,419	$ 1,663	$ 2,909	$ 12,277

Three Quarters ended September 30, 2007
Net sales	$345,593	$66,206	$392,526	$101,329	$ (145)	$905,509
Income (loss) from operations	$ 43,388	$ 4,333	$ 23,475	$ 23,398	$(41,142)	$ 53,452
Depreciation and amortization	$ 4,661	$ 493	$ 2,621	$ 2,674	$ 3,724	$ 14,173

15.	COMMITMENTS AND CONTINGENCIES

Leases

On March 28, 2008, the Company entered into an operating lease for office facilities that commenced in September 2008 for a period of 11 years. Minimum rental commitments required under the lease are approximately $10.8 million over the 11-year period, including $0.1 million in 2008, $0.8 million in each of the years 2009, 2010 and 2011 and $1.0 million in 2012. Annual rental expense will be approximately $1.0 million.

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

As of September 28, 2008, the Company had accrued approximately $0.7 million for litigation and other legal matters.

Environmental and Health and Safety

The Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, including those relating to the use, handling, storage, discharge and disposal of hazardous substances, the discharge or emission of materials into the environment, and the remediation of environmental contamination, and as a result, is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. As of September 28, 2008, the Company had accruals of approximately $1.3 million for environmental matters, including approximately $1.1 million related to remediating and monitoring soil and groundwater contamination and approximately $0.2 million related to two sites where it has been designated as a potentially responsible party, or PRP. Additional losses, if any, in excess of amounts currently accrued, cannot be reasonably estimated at this time. If there are additional matters or if current estimates are incorrect, there could be a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

The Company adopted SFAS No. 157 as of December 31, 2007, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities. During the three quarters ended September 28, 2008, the Company applied SFAS No. 157 to measure the fair value of its derivatives. SFAS No. 157, among other things, requires enhanced disclosures about financial assets and liabilities that are measured and reported at fair value. SFAS No. 157 establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

The following table summarizes the valuation of the Company’s financial instruments by the above SFAS No. 157 fair value hierarchy levels as of September 28, 2008 (thousands of dollars):

	Total	Level I	Level II	Level III
Interest rate swaps and collars - liability	$9,342	—	$9,342	—

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

General Business and Economic Conditions

As we have previously disclosed, our business can be affected by general business and economic conditions in the United States that could have a significant impact on demand for our products. The general business and economic conditions in the United States deteriorated during the quarter and three quarters ended September 28, 2008 and had a negative impact on our operating performance. In particular, the slowdown in economic activity relative to the automotive and housing markets has been a significant factor in the decline in our net sales and overall operating performance. In addition, recent volatility in the capital and credit markets and the availability of credit to our customers could have an adverse impact on our cash flows and financial position if our customers are not able to obtain financing.

If general economic conditions in the United States and specifically economic conditions in the automotive and housing markets do not improve and access to financing continues to be limited, our future revenues and operating performance will be negatively impacted.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 28, 2008 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2007

	Foam Products	Carpet Cushion Products	Automotive Products	Technical Products	Other	Total
Quarter ended September 28, 2008	(thousands)
Net sales	$ 98,927	$15,521	$ 90,478	$29,365	$ —	$234,291
Income (loss) from operations	$ 10,906	$ (809)	$ 4,591	$ 5,071	$ (9,840)	$ 9,919
Depreciation and amortization	$ 1,686	$ 249	$ 800	$ 511	$ 903	$ 4,149
Income (loss) from operations
as a percentage of net sales	11.0%	(5.2)%	5.1%	17.3%	n.m.*	4.2%

Quarter ended September 30, 2007
Net sales	$106,996	$21,456	$130,200	$32,080	$ 87	$290,819
Income (loss) from operations	$ 12,635	$ 2,694	$ 7,318	$ 7,007	$(17,433)	$ 12,221
Depreciation and amortization	$ 1,596	$ 173	$ 876	$ 1,336	$ 1,455	$ 5,436
Income (loss) from operations
as a percentage of net sales	11.8%	12.6%	5.6%	21.8%	n.m.*	4.2%

* not meaningful

Income from Operations - Consolidated

Net sales for the quarter ended September 28, 2008 decreased 19% to $234.3 million from $290.8 million in the quarter ended September 30, 2007. The decrease was primarily attributable to lower sales volumes in all operating segments principally due to weakness in the housing and automotive industries.

Gross profit was $25.7 million, or 11.0% of net sales, in the quarter ended September 28, 2008 compared to $34.1 million, or 11.7% of net sales, in the 2007 period. The decrease is primarily due to the lower sales volumes and higher labor and transportation costs.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Income from operations for the quarter ended September 28, 2008 was $9.9 million, or 4.2% of net sales, a $2.3 million decrease from $12.2 million of operating income, or 4.2% of net sales, reported during the 2007 period due primarily to the decrease in gross profit. Selling, general and administrative expenses decreased $4.2 million, or 23%, primarily due to lower bad debt expense and professional fees. Restructuring charges were $1.8 million in the 2008 period, and principally related to plant shutdown costs and leases on transportation equipment, compared to $3.7 million in the 2007 period.

Foam Products

Foam Products net sales for the quarter ended September 28, 2008 decreased 8% to $98.9 million from $107.0 million in the 2007 period primarily due to a decrease in overall volume of approximately 17%, due to the loss of a significant customer and softness in demand in the bedding and furniture markets due to the weak economy. Income from operations decreased $1.7 million, to $10.9 million in the quarter ended September 28, 2008 from $12.6 million in the 2007 period principally as a result of the decline in unit volume, changes in product mix and higher chemical and transportation costs, partially offset by a 12% increase in average selling prices. Income from operations was 11.0% of net sales in 2008 and 11.8% of net sales in 2007.

Carpet Cushion Products

Carpet Cushion Products net sales for the quarter ended September 28, 2008 decreased 28% to $15.5 million from $21.5 million in the 2007 period due to a 31% decrease in volume, due partly to the housing market, partially offset by a 5% increase in average selling prices. Loss from operations was $0.8 million in the quarter ended September 28, 2008 compared to $2.7 million of income from operations in the 2007 period as lower per unit material costs partially offset the decline in volume in 2008. Loss from operations was 5.2% of net sales in 2008 and income from operations was 12.6% of net sales in 2007.

Automotive Products

Automotive Products net sales for the quarter ended September 28, 2008 decreased 31% to $90.5 million from $130.2 million in the 2007 period primarily due to an 18% decrease in volume as a result of a decline in total North American auto builds, particularly for sport utility and large vehicles. Income from operations decreased $2.7 million to $4.6 million primarily due to the lower volumes and lower average selling prices due to product mix. Income from operations was 5.1% of net sales in 2008 and 5.6% of net sales in 2007.

Technical Products

Technical Products net sales for the quarter ended September 28, 2008 decreased 8% to $29.4 million from $32.1 million in the 2007 period, primarily due to a 17% decline in volumes partially offset by 11% higher average selling prices. Income from operations decreased $1.9 million to $5.1 million in 2008 compared to $7.0 million in 2007 as a result of lower volumes and higher chemical costs, partially offset by the higher average selling prices. Income from operations was 17.3% of net sales in 2008 and 21.8% of net sales in 2007.

Other

Other primarily consists of corporate expenses not allocated to business segments, restructuring charges, impairment charges, and gains on sales of assets. The loss from operations was $9.8 million in 2008 and $17.4 million in 2007.

Interest and Debt Issuance Expense

Interest and debt issuance expense was $9.0 million in the quarter ended September 28, 2008, which represented a 29% decrease from the 2007 period expense of $12.6 million reflecting lower borrowings and lower interest rates.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Other Income (Expense), Net

Other expense, net was $1.1 million for the quarter ended September 28, 2008 compared to other expense, net of $0.4 million for the quarter ended September 30, 2007.

Income Taxes

The tax provision for the quarter ended September 28, 2008 relates primarily to certain foreign taxes. The tax provision for the quarter ended September 30, 2007 included withholding taxes of approximately $2.2 million on the gain from the sale of our 70% interest in Foamex Asia Co., Ltd. In accordance with SFAS No. 109, we have continued to maintain a valuation allowance for our United States deferred tax assets which primarily represent NOLs. Such NOLs aggregated approximately $297.2 million at December 30, 2007, based on 2007 tax returns. If and to the extent NOLs are utilized, we will reverse a portion of our valuation allowance for U.S. deferred tax assets.

We have determined that we had an ownership change as defined in IRC Section 382 on February 12, 2007 and an additional ownership change on June 25, 2008. The June 25, 2008 ownership change further limited our ability to use tax losses; therefore, limitations as of the February 12, 2007 date no longer have effect. The overall limitation, as more fully described below, is $85.0 million. As a result, losses disclosed above plus any losses determined to have been incurred in 2008 prior to June 25, 2008, may be deducted against future taxable income up to an amount of $85.0 million. Tax losses determined to have occurred after June 25, 2008 can be used against future taxable income without limitation. The IRC Sec 382 limitation on use of tax losses has two components – an annual limitation and a supplemental limitation as described in IRS Notice 2003-65. If all or part of a year’s limitation is not utilized, the limitation carries forward to succeeding years.

RESULTS OF OPERATIONS FOR THE THREE QUARTERS ENDED SEPTEMBER 28, 2008 COMPARED TO THE THREE QUARTERS ENDED SEPTEMBER 30, 2007

	Foam Products	Carpet Cushion Products	Automotive Products	Technical Products	Other	Total
Three Quarters ended September 28, 2008		(thousands)
Net sales	$276,273	$41,592	$311,285	$87,326	$ —	$716,476
Income (loss) from operations	$ 16,522	$ (1,426)	$ 18,976	$14,052	$(70,451)	$(22,327)
Depreciation and amortization	$ 4,560	$726	$ 2,419	$ 1,663	$ 2,909	$ 12,277
Income (loss) from operations
as a percentage of net sales	6.0%	(3.4)%	6.1%	16.1%	n.m.*	(3.1%)

Three Quarters ended September 30, 2007
Net sales	$345,593	$66,206	$392,526	$101,329	$ (145)	$905,509
Income (loss) from operations	$ 43,388	$ 4,333	$ 23,475	$ 23,398	$(41,142)	$ 53,452
Depreciation and amortization	$ 4,661	$ 493	$ 2,621	$ 2,674	$ 3,724	$ 14,173
Income (loss) from operations
as a percentage of net sales	12.6%	6.5%	6.0%	23.1%	n.m.*	5.9%

* not meaningful

Income from Operations - Consolidated

Net sales for the three quarters ended September 28, 2008 decreased 21% to $716.5 million from $905.5 million in the three quarters ended September 30, 2007. The decrease was primarily attributable to lower sales volumes in all operating segments, principally due to weakness in the housing and automotive industries.

Gross profit was $67.5 million, or 9.4% of net sales, in the three quarters ended September 28, 2008 compared to $111.3 million, or 12.3% of net sales, in the 2007 period. The decrease is primarily due to the lower sales volumes and higher material, labor and transportation costs.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Loss from operations for the three quarters ended September 28, 2008 was $22.3 million, or 3.1% of net sales, a $75.3 million decrease from $53.5 million of operating income, or 5.9% of net sales, reported during the 2007 period due primarily to the decrease in gross profit. Selling, general and administrative expenses decreased $5.1 million, or 10%, primarily due to lower salary and benefit costs and lower bad debt expenses. The 2008 period included a goodwill impairment charge of $38.5 million. Restructuring charges were $6.3 million in the 2008 period compared to $6.5 million in the 2007 period. The 2008 period includes $1.4 million in gains on the sale of assets compared to $0.2 million in 2007.

Foam Products

Foam Products net sales for the three quarters ended September 28, 2008 decreased 20% to $276.3 million from $345.6 million in the 2007 period primarily due to a decrease in overall volume of approximately 23%, due to the loss of a significant customer and softness in demand in the bedding and furniture markets due to the weak economy. Income from operations decreased $26.9 million, to $16.5 million in the three quarters ended September 30, 2008 from $43.4 million in the 2007 period principally as a result of the decline in unit volume and higher chemical and transportation costs partially offset by a 4% increase in average selling prices. Income from operations was 6.0% of net sales in 2008 and 12.6% of net sales in 2007.

Carpet Cushion Products

Carpet Cushion Products net sales for the three quarters ended September 28, 2008 decreased 37% to $41.6 million from $66.2 million in the 2007 period due to a 29% decrease in volume partly due to the housing market and an 11% decrease in average selling prices. Loss from operations was $1.4 million in the three quarters ended September 28, 2008 compared to $4.3 million of income in the 2007 period as lower material costs partially offset the decline in volumes and average selling prices. Loss from operations was 3.4% of net sales in 2008 and income from operations was 6.5% of net sales in 2007.

Automotive Products

Automotive Products net sales for the three quarters ended September 28, 2008 decreased 21% to $311.3 million from $392.5 million in the 2007 period primarily due to a 10% decrease in volumes primarily due to lost lamination business and a decline in total North American auto builds, particularly for sport utility and large vehicles. Income from operations decreased $4.5 million to $19.0 million compared to $23.5 million in the 2007 period primarily due to the lower volumes and lower average selling prices due to product mix. Income from operations was 6.1% of net sales in 2008 and 6.0% of net sales in 2007.

Technical Products

Technical Products net sales for the three quarters ended September 28, 2008 decreased 14% to $87.3 million from $101.3 million in the 2007 period, primarily due to a 19% decline in volumes partially offset by 6% higher average selling prices. Income from operations decreased $9.3 million to $14.1 million in 2008 compared to $23.4 million in 2007 as a result of the lower volumes and increased chemical costs partially offset by higher average selling prices. Income from operations was 16.1% of net sales in 2008 and 23.1% of net sales in 2007.

Other

Other primarily consists of corporate expenses not allocated to business segments, restructuring charges, impairment charges, and gains on sales of assets. The loss from operations was $70.5 million in 2008, including a goodwill impairment charge of $38.5 million, and $41.1 million in 2007.

Interest and Debt Issuance Expense

Interest and debt issuance expense was $32.5 million in the three quarters ended September 28, 2008, which represented a 40% decrease from the 2007 period expense of $54.3 million reflecting lower borrowings and lower

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

interest rates. The 2007 period included prepayment premiums of $11.8 million on debt repaid on emergence from bankruptcy.

Other Income (Expense), Net

Other income, net was $2.3 million for the three quarters ended September 28, 2008 compared to other expense, net of $0.2 million in the three quarters ended September 30, 2007. The 2008 period includes a $2.6 million mark to market adjustment related to liability classified obligations settled in common stock.

Reorganization Items, Net

On September 19, 2005, we filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code and emerged on February 12, 2007. During the three quarters ended September 30, 2007, we incurred professional fees associated with the bankruptcy and recorded gains from rejection of certain contracts resulting in net expense of $8.3 million.

Income Taxes

The tax provision for the three quarters ended September 28, 2008 relates primarily to certain foreign taxes. The 2007 tax provision represents U.S. alternative minimum tax and certain state and foreign taxes, including withholding taxes of approximately $2.2 million on the gain from the sale of our 70% equity interest in Foamex Asia Co., Ltd. The withholding taxes were fully recognized in the quarter ended September 30, 2007, due to the discrete nature of the transaction. The loss before income taxes for the three quarters ended September 30, 2007 included nondeductible fees related to the bankruptcy and included prepayment premiums on certain debt paid on the Effective Date of the Plan.

In accordance with SFAS No. 109 and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods – an Interpretation of APB Opinion No. 28” (“FIN 18”), we have continued to maintain a full valuation allowance for our U.S. deferred tax assets which primarily represent net operating loss carryforwards (“NOLs”). Such NOLs aggregated approximately $297.2 million at December 30, 2007, based on 2007 tax returns. If, and to the extent NOLs are utilized in the future, we will reverse a portion of our valuation allowance for U.S. deferred tax assets.

We have determined that we had an ownership change as defined in IRC Section 382 on February 12, 2007 and an additional change on June 25, 2008. The June 25, 2008 ownership change further limited our ability to use tax losses; therefore, limitations as of the February 12, 2007 date no longer have effect. The overall limitation, as more fully described below, is $85.0 million. As a result, losses disclosed above plus any losses determined to have been incurred in 2008 prior to June 25, 2008, may be deducted against future taxable income up to an amount of $85.0 million. Tax losses determined to have occurred after June 25, 2008 can be used against future taxable income without limitation. The IRC Sec 382 limitation on use of tax losses has two components – an annual limitation and a supplemental limitation as described in IRS Notice 2003-65. If all or part of a year’s limitation is not utilized, the limitation carries forward to succeeding years.

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

Cash and cash equivalents were $1.8 million at September 28, 2008 compared to $5.2 million at December 30, 2007. Working capital at September 28, 2008 was $78.7 million and the current ratio was 1.48 to 1 compared to working capital at December 30, 2007 of $108.2 million and a current ratio of 1.69 to 1.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Total long-term debt and revolving credit borrowings at September 28, 2008 were $379.7 million, down $154.4 million from December 30, 2007, including $127.9 million of non cash exchanges of long-term debt for common stock. There were no revolving credit borrowings at September 28, 2008.

During 2007, we consolidated the operations of our Eddystone, PA manufacturing facility and our Fort Wayne, IN manufacturing facility. We intend to sell the Eddystone, PA facility and have included the $5.0 million net book value of the assets as held for sale in the accompanying condensed consolidated balance sheets as of September 28, 2008 and December 30, 2007.

Senior Secured Credit Facilities

On February 12, 2007, Foamex L.P. entered into senior secured credit facilities consisting of a $175.0 million revolving credit facility, including a sub-limit of $45.0 million for letters of credit and term loan facilities aggregating $600.0 million including $425.0 million under a first lien term loan facility and $175.0 million under a second lien term loan facility. Substantially all of the assets of Foamex L.P., its domestic subsidiaries and Foamex Canada are pledged as collateral for the related borrowings. Borrowings under the revolving credit facility are subject to a borrowing base formula based on eligible accounts receivable and bear interest at floating rates based upon either LIBOR or a Base Rate, as defined, including an applicable margin. The revolving credit facility will mature on February 12, 2012. Borrowings under the term loan facilities also bear interest at floating rates based upon and including a margin over either Eurodollar or a Base Rate, as defined. The first lien term loan facility is subject to quarterly principal repayments initially equal to approximately $1.1 million, and annual excess cash flow repayments, as defined, with the balance maturing on February 12, 2013. The second lien term loan facility matures on February 12, 2014 and is subject to a prepayment premium of 2.0% during the first year and 1.0% during the second year. Foamex L.P. capitalized debt issuance costs of $17.1 million relating to the facilities, which are being amortized over the life of the debt using the effective interest method.

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

Foamex L.P. was in compliance with its debt covenants as of December 30, 2007, and as of the September 28, 2008 Test Period, as defined, after application of the Equity Cure and exercise of the put option, as discussed below. The loan agreements governing the first and second lien term loans permit us to cure violations of the leverage ratio and the consolidated interest coverage ratio covenants through sales of stock to certain holders of our common stock who meet specified criteria, the proceeds of which when contributed to Foamex L.P. will be deemed to be an addition to Consolidated EBITDA, as defined, for purposes of the ratio calculations. The sales can be made in no more than two of any four consecutive quarters and are limited to the lesser of (i) $20.0 million and (ii) the amounts required to cure such violations for each quarter. On February 13, 2008, we received firm, legally enforceable commitments from eligible holders of our common stock to make up to $20.0 million of additional investments to be used to cure potential violations of the leverage ratio and consolidated interest coverage ratio covenants (the “Equity Cure”). The eligible holders were entitled to a premium, payable in shares of our common stock, equal to 5% of the maximum amount committed. We issued 620,083 shares of common stock to the applicable stockholders in satisfaction of the premium liability on April 22, 2008.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

On April 17, 2008, we exercised our option under the Equity Cure to require the applicable stockholders to purchase shares of our capital stock for an aggregate amount of $18.5 million. The stockholders purchased 18,500 shares of a new Series D Preferred Stock for $1,000 per share, which was issued to them on April 22, 2008. We contributed the proceeds from the Series D Preferred Stock sale to Foamex L.P. to be used to pay for ordinary course expenditures and to be applied as required to cure any covenant shortfall for the Test Periods ended March 30, 2008, June 29, 2008 and September 28, 2008. Approximately $17.9 million and approximately $13.6 million was applied to Consolidated EBITDA under the first lien term loan facility and the second lien term loan facility, respectively, to achieve the required leverage ratio covenants of 5.50 to 1.00 and 5.75 to 1.00 under the first lien term loan facility and the second lien term loan facility, respectively, and the interest coverage ratio under the first lien term loan facility as of March 30, 2008, June 29, 2008 and September 28, 2008. The application of the Equity Cure as an addition to Consolidated EBITDA will continue to be applicable for the Test Period ending December 28, 2008.

We have implemented a plan to deleverage Foamex L.P.’s balance sheet. The plan includes raising equity capital to reduce Foamex L.P.’s debt balances through the combination of a Rights Offering and a Second Lien Offering that we announced on March 12, 2008, as well as equity commitments that we obtained on April 1, 2008. Under the Rights Offering, we issued rights to purchase additional shares of common stock to our existing stockholders at a price of $0.65 per share. Under the Second Lien Offering, we permitted Foamex L.P.’s second lien term loan lenders to acquire common stock at the same price as in the Rights Offering using their second lien term loans at par value. Any cash received after fees and expenses would be used to repay first lien term loans while second lien term loans received in the Second Lien Offering would be cancelled. The Rights Offering and Second Lien Term Offering commenced on June 24, 2008 and concluded on August 12, 2008. We raised approximately $0.5 million in the Rights Offering and issued approximately 0.7 million shares of common stock. All proceeds of the Rights Offering were used to pay fees and expenses. Approximately $20.4 million of second lien term loans were received under the Second Lien Offering and we issued approximately 31.7 million common shares at a fair value of $0.51 per share, resulting in a gain on extinguishment of debt of approximately $3.5 million. On September 25, 2008, we acquired an additional $7.5 million of second lien term loans in a private placement transaction in exchange for approximately $15.0 million common shares at a fair value of $.50 per share resulting in a loss on extinguishment of debt of approximately $0.3 million.

The First Lien Term Credit Agreement and Second Lien Term Credit Agreement permit us to utilize additional equity contributions of up to $20.0 million to cure any leverage ratio covenant and interest coverage ratio covenant violations that may occur. Management believes we may require one such equity contribution for the Test Period ending December 28, 2008. In such a case and as they have done in the past, Management may request that significant stockholders provide such additional equity contribution, although there are no assurances that significant stockholders would do so. Management believes that through additional equity contributions by significant stockholders and/or further deleveraging transactions, we are likely to remain in compliance with our covenants through at least the Test Period ending September 27, 2009.

On March 27, 2008, Foamex L.P. received the amendments and consents to the First Lien Term Credit Agreement and the Second Lien Term Credit Agreement that enabled us to proceed with the Second Lien Offering. In connection with the receipt of the amendments and consents, Foamex L.P. has incurred fees and expenses aggregating approximately $5.0 million. In addition, (i) the applicable margin for Eurodollar or Base Rate first lien term loans was increased by 1.00% annually and (ii) the first lien term loans were repaid with an amount equal to the cash proceeds of the Equity Cure. Net Cash Proceeds, as defined, of applicable Asset Sales, as defined, are required to be used to repay first lien term loans.

On April 1, 2008, we and certain significant equityholders entered into an equity commitment agreement that includes put option agreements that require each significant equityholder to purchase a certain number of shares of common stock. We exercised the put option and on June 25, 2008 and received $100.0 million par value of Foamex L.P.’s second lien debt which was contributed to Foamex L.P. and retired in exchange for approximately 153.8 million shares of our common stock with a fair value of $0.50 per share. Approximately 150.7 million shares of such stock were issued on June 25, 2008 with the balance issued in August 2008. As a result of the put option exercise, we recognized a net gain of $20.2 million on the extinguishment of debt.

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our ability to maintain compliance with Foamex L.P.’s debt covenants depends on generation of sufficient levels of Consolidated EBITDA, our debt levels and on management’s ability to raise additional equity funds. Funds obtained through the transactions described above have reduced and will reduce outstanding debt balances. Should Foamex L.P. fail to comply with the leverage ratio or the consolidated interest coverage ratio covenants at a future measurement date after consideration of any cure available, Foamex L.P. would be in default under the senior secured credit facilities and the lenders under those facilities could exercise various options that they have under the loan agreements, the most severe of which would be to demand immediate payment of all amounts outstanding under the senior secured credit facilities. We believe it is unlikely that the lenders would exercise this right but rather would entertain other remedies including a waiver of any covenant violation or amendments to the covenant calculations, although there are no assurances the lenders would approve such remedies.

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

On February 27, 2007, Foamex L.P. entered into interest rate swap and “no cost” collar contracts which took effect on March 12, 2007. The two interest rate swap contracts have a life of five years plus 35 days with a notional amount of $300.0 million at inception reducing annually on April 15 beginning in 2008, to $250 million, $200 million, $100 million, and $75 million, respectively, in which Foamex L.P. will receive interest at a variable rate equal to three-month LIBOR and pay interest at a fixed rate of 4.93%. The two collar contracts have a life of five years plus 35 days with a notional amount of $175 million at inception reducing to $125 million on April 15, 2011. The collar contracts limit the variability of the interest rate risk on three-month LIBOR with a cap of 5.50% and a floor of 4.35%. Foamex L.P. determined the interest rate swaps (from inception) and the collars (as of April 15, 2007) to be effective hedges under the guidance of Statement of Financial Accounting Standard No. 133, “Accounting for Derivatives and Hedging Activities.” As of September 28, 2008, the fair value liability of these derivatives aggregating approximately $9.3 million is included in other liabilities in the accompanying condensed consolidated balance sheet.

On January 14, 2008, we determined that it was appropriate to discontinue hedge accounting for the applicable collar that had a notional amount of $87.5 million as the cash flows being hedged were no longer deemed to be probable. Any subsequent mark to market adjustments on this collar are reflected in the consolidated statement of operations rather than as an adjustment to accumulated other comprehensive loss. For the quarter and three quarters ended September 28, 2008, we recorded mark to market gains of $0.4 million and $2.4 million, respectively, on this collar which are reflected in interest and debt issuance expense in the condensed consolidated statement of operations. Also, on January 14, 2008, we determined it is probable certain of the cash flows that were hedged by this collar will not occur. Therefore the associated derivative loss of $1.1 million in accumulated other comprehensive loss on that date has been reclassified into earnings and is reflected in interest and debt issuance expense for the three quarters ended September 28, 2008. On April 15, 2008, we determined it is probable the remaining cash flows previously hedged by this collar will not occur. Therefore, the remaining associated derivative loss of $1.2 million in accumulated other comprehensive loss on that date has been reclassified into earnings and is reflected in interest and debt issuance expense for the three quarters ended September 28, 2008.

At September 28, 2008, Foamex L.P. had $70.7 million of available borrowings under the revolving credit facility and $27.7 million of letters of credit outstanding. Weighted average interest rates at September 28, 2008, without consideration of the impact of derivatives, were 6.03% and 7.40% under the first lien term loan, and the second lien term loan, respectively.

We anticipate contributing approximately $7.3 million to our pension plan in 2008 with $6.4 million contributed during the three quarters ended September 28, 2008. We continue to monitor the significant decline in our pension assets and the potential impact on the funded status of our plan. The plan was frozen at December 31,

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

2007 for future service and new participants. Pension obligations and asset values will be remeasured at the end of 2008 to determine future pension costs and funding requirements. If market conditions do not improve for the balance of 2008, we anticipate significant increases in pension costs in 2009 and pension funding in 2010.

Cash Flow from Operating Activities

Cash provided by operating activities was $12.3 million for the three quarters ended September 28, 2008 compared to $57.8 million of cash used for operating activities for the three quarters ended September 30, 2007. Cash payments for interest were $101.4 million less in the 2008 period than in the 2007 period as we paid accrued interest on liabilities subject to compromise aggregating $91.8 million.

Cash Flow from Investing Activities

Cash used for investing activities was $9.2 million for the three quarters ended September 28, 2008. Cash requirements included capital expenditures of $11.4 million while proceeds from sales of assets were $2.2 million. In the three quarters ended September 30, 2007, cash provided by investing activities was $24.5 million, which included capital expenditures of $8.6 million while proceeds from asset sales, the sale of businesses and collection of an advance to an equity investee aggregated $33.3 million.

Cash Flow from Financing Activities

Cash used for financing activities in the three quarters ended September 28, 2008 was $6.5 million and consisted principally of repayments of long-term debt and revolving loans partially offset by issuance of preferred stock and increases in cash overdrafts. Cash provided by financing activities was $44.2 million for the three quarters ended September 30, 2007 and consisted principally of proceeds from the new senior secured credit facilities and the rights offering partially offset by repayments of long-term debt and revolving loans and expenditures for debt issuance costs and debt prepayment premiums.

Contractual Obligations

During the three quarters ended September 28, 2008, we entered into an operating lease for office facilities that commenced in September 2008 for a period of 11 years. Minimum rental commitments required under the lease are approximately $10.8 million over the 11-year period, including $0.1 million in 2008, $0.8 million in each of the years 2009, 2010 and 2011, and $1.0 million in 2012.

Off Balance Sheet Financing

We have no off balance sheet financing arrangements.

Environmental Matters

We are subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with our compliance with such laws and regulations did not have a material adverse effect on our operations, financial position, capital expenditures or competitive position. The amount of liabilities recorded in connection with environmental matters as of September 28, 2008 was $1.3 million. Although it is possible that new information or future developments could require us to reassess our potential exposure to all pending environmental matters, including those described in Note 15 to our condensed consolidated financial statements, we believe that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on our operations, financial position, capital expenditures or competitive position.

Market Risk

Our debt securities with variable interest rates are subject to market risk for changes in interest rates. On September 28, 2008, indebtedness with variable interest rates aggregated $129.6 million. On an annualized basis, if

FOAMEX INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

the interest rates on these debt instruments increased by 1.0%, annual interest expense would increase by approximately $1.3 million as of September 28, 2008.

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

(b)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II	Other Information.
Item 1.	Legal Proceedings.

Reference is made to the description of the legal proceedings contained in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007. The information from Note 15 to the condensed consolidated financial statements is incorporated herein by reference.

Item 1A.	Risk Factors.

As we have previously disclosed, our business can be affected by general business and economic conditions in the United States that could have a significant impact on demand for our products. The general business and economic conditions in the United States deteriorated during the quarter and three quarters ended September 28, 2008 and had a negative impact on our operating performance. In particular, the slowdown in economic activity relative to the automotive and housing markets has been a significant factor in the decline in our net sales and overall operating performance. In addition, recent volatility in the capital and credit markets and the availability of credit to our customers could have an adverse impact on our cash flows and financial position if our customers are not able to obtain financing.

If general economic conditions in the United States and specifically economic conditions in the automotive and housing markets do not improve and access to financing continues to be limited, our future revenues and operating performance will be negatively impacted.

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

FOAMEX INTERNATIONAL INC.

Date:	November 7, 2008	By:	/s/ John G. Johnson, Jr.
Name:	John G. Johnson, Jr.
Title:	President and Chief Executive Officer
(Duly Authorized Officer)

FOAMEX INTERNATIONAL INC.

Date:	November 7, 2008	By:	/s/ Thomas M. Walsh
Name:	Thomas M. Walsh
Title:	Vice President and Chief Accounting Officer